Form 10-K
period 1994-01-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1994-03-16
CIK 791915

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]
    For the fiscal year ended January 3, 1994

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]
    For the transition period from               to

COMMISSION FILE NUMBER: 1-10079
                       CYPRESS SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     94-2885898
         (State or other jurisdiction                        (I.R.S. Employer
       of incorporation or organization)                    Identification No.)

            3901 NORTH FIRST STREET, SAN JOSE, CALIFORNIA 95134-1599
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (408) 943-2600

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                           ON WHICH REGISTERED
         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [ ]

     At February 25, 1994, registrant had outstanding 37,065,099 shares of Common Stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 25, 1994 on the New York Stock Exchange, was approximately $539,031,066. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this 10-K Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

GENERAL

     Cypress Semiconductor Corporation ("Cypress" or the "Company") designs, develops, manufactures and markets a broad line of high performance digital integrated circuits for a range of markets, including high performance computers, telecommunications, instrumentation and military systems. The Company currently offers approximately 350 products, most of which are designed to equal or exceed the speed performance of other equivalent commercially available products, from its static memory, programmable products, computation products and data communications divisions. Cypress's products are marketed worldwide through a network of 23 North American sales offices, six North American distributors, 15 U.S. sales representative firms, nine European sales offices, an office in Japan and 35 international sales representative firms. The Company sells its products to a wide range of customers, including AT&T, Alcatel, Cisco Systems, Digital Equipment, Hewlett-Packard, IBM, Rockwell International and Silicon Graphics. In 1993, international sales contributed 27% of the Company's total sales.

     The Company's initial strategy was to provide innovative high performance CMOS (complementary metal-oxide silicon) integrated circuits to niche markets, which were believed to be too small to warrant the considerable investment which would be required for the major established international semiconductor manufacturers to target those markets. The Company modified its strategy during 1992 to focus on selected high volume products, particularly in the static RAM and PLD markets, to bring those products to market quickly and at reduced cost and to achieve significant market acceptance of those targeted products. Because of the highly competitive nature of the semiconductor industry, its cyclicality and anticipated pressure on average selling prices over the life of any particular product, the Company's ability to successfully implement this strategy and achieve its revenue, earnings and gross margin goals will depend upon a number of factors, including its ability to maintain its position in the high performance markets, to increase its presence in the more competitive high volume markets, to continue to successfully design and develop new products utilizing advanced semiconductor design and process technologies in a timely fashion, to improve manufacturing yields and reduce manufacturing costs and to effectively market and sell its products in light of significant domestic and international competition.

     The Company was incorporated in California in December 1982. The Company's initial public offering of Common Stock occurred in May 1986 at which time the Company's Common Stock commenced trading on the Nasdaq National Market. In February 1987, the Company reincorporated in Delaware. The Company listed its Common Stock on the New York Stock Exchange on October 17, 1988.

PRODUCTS

     In order to achieve its new strategy, Cypress has created a more efficient overall organization designed to lower costs and accelerate its response to market opportunities. The Company has reduced the number of business units from eight to four -- two focused on core technologies (Static Memory Division and Programmable Products Division) and two on end-market segments (Data Communications Division and Computation Products Division). Because the semiconductor industry is characterized by rapid technological change, resulting in products with higher speed, densities and performance capabilities and continuing evolution of process technologies, the Company's success will continue to depend upon timely development, introduction and market acceptance of new products in these areas.

  STATIC MEMORY DIVISION (SMD)

     Static RAMs (Static Random Access Memories). High speed static RAMs are used for storage and retrieval of data in computers and other electronic systems. Because a computer is required to read from or write into its memory several times to complete an operation, high performance system designers are very sensitive to memory access time, which can be a major bottleneck in overall system performance. Fast static RAMs are used for functions such as "cache memory" to store the data being processed by the computer's central processing unit (CPU). The static RAM market is characterized by the requirements for many different "densities" (number of bits per memory circuit) and "organizations" (number of bits available to the user in a single access of the RAM). This organizational differentiation of the static RAM market -- when combined with the different RAM features incorporated by various manufacturers, the need for both military and commercial products, the need for different package types and the usual grading of product by speed and power -- produces a complex market structure. The Company's continued progress in lowering its manufacturing costs has allowed the Static Memory Division to compete effectively in the high volume personal computer and workstation markets.

     Multichip Modules. The Company's high density memory and logic modules are assembled from high performance devices in a single surface mount package in order to create custom or standard enhanced single circuit equivalents such as multi-megabit static RAMs and complete cache memories used within many high performance personal computers. These modules can provide the solution to many of the advanced circuit "building blocks" required by modern systems designers. The multichip modules allow the Company increased visibility on customer trends and future needs for single chip memory products and an additional means to satisfy the present needs of customer systems already incorporating Cypress products.

  PROGRAMMABLE PRODUCTS DIVISION (PPD)

     EPROMs (Erasable Programmable Read-Only Memories). EPROMs are used in computers and telecommunications systems to store fixed data which is not altered during machine operation. Customers buy blank EPROMs and program the data which is required for a specific application. EPROMs are generally used in systems such as high performance computers, telecommunication equipment, military equipment and computer peripherals. In September 1984, Cypress introduced its first high speed CMOS EPROMs and became one of the first companies to combine the fast operating speeds of PROMs with the low power consumption of the CMOS technology. The Company believes that it is one of the broad-line performance and volume leaders in the fast CMOS EPROM market.

     PLDs (Programmable Logic Devices). The "logic" in an electrical system performs the non-memory functions, such as "floating-point mathematics," or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. The Company manufactures several logic circuits which are programmable by the user. The Company's PLD products allow the user to replace many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. Cypress's CMOS PLDs are as fast as the fastest bipolar PLDs but require 50% less power for the same function at the equivalent speed. The Company's CMOS PLD products are differentiated based on organization and complexity, including the number of inputs and whether the outputs are dedicated or programmable. The Company's PLD portfolio includes BiCMOS 22V10 at five nanoseconds (ns), the first Flash 22V10 and WARPTM software development tools based on VHDL (very high speed integrated circuit hardware description language) which supports the Company's high density PLDs and new FPGA (field programmable gate array) products.

     FCT (Fast CMOS Technology) Logic Devices. The Company's 1993 acquisition of certain inventory and technology from Performance Semiconductor Corporation's FCT product line gives the Company access to widely used logic devices for implementing bus interface and standard logic functions in high speed systems. The Company now offers over 50 standard and bus interface functions.

  DATA COMMUNICATIONS DIVISION (DATACOM)

     The Company's Datacom products serve the high speed data communications market with a range of products from the physical connection layer to system level solutions. HOTLinkTM, a high speed, point-to-point serial communications chip, is the Company's first product addressing this market. HOTLink, along with future products, will address the asynchronous transfer mode (ATM) and fibre channel communications market segments. The product line also encompasses related products including: RoboClock, a programmable skew clock buffer which controls signals for a broad range of systems; a broad range of FIFO (first in/first out) memories, used for communicating data between systems operating at different frequencies; bit-slice microprocessor components, which are used in high performance computers and controllers; dual port RAMs, which are used in computers and communication equipment and bus interface products to support the bus interface market, including a family of VME Controller Devices which provide a complete solution for insuring proper interfacing between a local BUS and a VME backplane.

  COMPUTATION PRODUCTS DIVISION (CPD)

     Timing Technology Devices. The Company serves this market through its newly acquired subsidiary, IC Designs, Inc. (ICD), in Kirkland, Washington. Timing technology devices are widely used in personal computers. Consequently, ICD serves high volume major personal computer manufacturers. ICD's clock oscillators control the intricate timing of all aspects of a computer system, including signals for the computer's CPU, keyboard, disk drives, system bus, serial ports and real-time clock. ICD's clock synthesizer integrates essentially all clock requirements of a personal computer, thus reducing size, power consumption and cost. ICD's newly announced programmable metal can oscillator, QuiXTALTM, will be able to replace individual oscillators and control timing signals in virtually every type of electronic equipment expanding beyond the personal computer market.

     DRAM Accelerator. The Company also produces a DRAM (dynamic random access memory) accelerator, a high performance DRAM controller designed for high end computer applications to manage the interface between cache and large DRAM arrays.

RESEARCH AND DEVELOPMENT

     The Company places great emphasis on research and development. This involves a significant management time commitment to the improvement of research and development efficiency. The Company's current product strategy requires rapid development of new products using emerging process technologies while minimizing research and development costs. The Company performs research and development at two levels. Research and development relating to process technology is managed at the corporate level, while research and development relating to new product design is managed at the operating level by each of the divisions, in cooperation with the new product production teams.

     The Company's research and development expenditures in 1993 were $49.8 million (16% of revenues), compared with $65.0 million (24% of revenues) in 1992 and $71.8 million (25% of revenues) in 1991. The decrease in research and development spending in 1993 resulted from the sale of its subsidiary, Ross Technology, Inc., as well as the Company's strategy to focus on its "Top 10" projects and to limit costs. The Company has converted the focus of its San Jose wafer fabrication plant to research and development. Primary process efforts are directed towards developing or enhancing three generations of Cypress's core CMOS SRAM technologies, including the Company's established 0.8-and 0.65-micron geometries and emerging 0.5-micron geometry.

MANUFACTURING

     The Company manufactures its products at three sub-micron wafer fabrication facilities using its proprietary 0.65, 0.8 and 1.2-micron CMOS, 0.8 and 0.5-micron BiCMOS and 0.65-micron Flash technologies. To further its competitive position, the Company has implemented programs to reduce manufacturing cycle times, improve yields and lower costs. Cypress San Jose (Fab 1), the Company's first fabrication facility, recently upgraded to 6-inch wafers, and is the heart of Cypress's research and development operations. Cypress Texas (Fab 2) is the Company's largest wafer fabrication facility. Cypress Minnesota (Fab 3), which commenced operations in 1991, is the Company's newest wafer fabrication facility. During 1993, the Company completed the transfer of its assembly and a majority of its production test manufacturing operations to Thailand. By the end of 1993, 86% of the Company's assembly and 87% of the test manufacturing was done by two offshore subcontractors in Thailand and Indonesia. The Company intends to add manufacturing capacity and related capital equipment.

     The process technology for the fabrication of the Company's CMOS semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Although the fabrication process is highly controlled, the equipment may not perform flawlessly. Minute impurities, difficulties in the production process or defects in the masks can cause a substantial percentage of the wafers to be rejected or individual die on each wafer to be nonfunctional, which results in the so called "yield" problem which is indigenous to the semiconductor industry. The Company's philosophy is to prevent wafer fab yield loss and/or quality problems through analytical manufacturing controls. The Company tests its products at various stages in the fabrication process, performs high temperature burn-in qualification as well as continuous reliability monitoring on all products, and conducts numerous quality control inspections throughout the entire production flow using its quality-control analytical equipment. The Company has, on occasion, experienced delayed product shipments due to lower than acceptable production yields. Accordingly, to the extent the Company does not achieve acceptable product yields, its operating results will be adversely affected.

     The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers and the Company is not dependent upon any single source of supply. Shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. On July 4, 1993 an explosion destroyed the Sumitomo Chemicals plant in Niihama, Japan. Through this plant, Sumitomo Chemicals supplied a significant portion of the world's supply of ECN (epoxy cresolnovolac) which is necessary to produce the compound that is used in packaging the Company's devices. The Company was able to reposition its manufacturing to subcontractors who had an adequate supply of ECN without adversely affecting the Company's ability to meet customer orders. Other shortages have occurred in the Company's history and lead times have been extended in the industry on occasion without adversely affecting the Company.

     Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor operations. The Company believes that its activities conform to present environmental regulations in all material respects. However, the Company has from time to time received notice of non-compliance with certain operations and filing obligations under applicable federal regulations and local ordinances. While the Company has not experienced any materially adverse effects on its operations from governmental regulations, there can be no assurance that such regulations will not in the future impose the need for additional capital equipment, penalties or other requirements or result in liability for personal injury or property damage. Further, any failure by semiconductor companies, including the Company, to adequately control the use of or restrict the discharge of hazardous substances could also subject them to significant future liabilities.

MARKETING AND SALES

     The Company uses four channels to sell its products: direct OEM (original equipment manufacturer) sales by the Cypress sales force, direct OEM sales by manufacturing representative firms, sales through domestic distributors and sales through international trading companies and representative firms. The Company's marketing and sales effort is organized around four regions: North America, Europe, Japan and Asia/Pacific. The Company also has a strategic accounts group which is responsible for specific customers with worldwide operations. The Company augments its sales effort with FAEs (field application engineers) who are specialists in the Company's product portfolio and work with customers to "design in" Cypress products for their systems. FAEs also help the Company identify emerging markets and new products.

     International revenues were 27% in 1993 compared to 27% in 1992 and 25% in 1991. One distributor accounted for 11% of revenues in 1993 and 10% of revenues in 1992. In line with industry practices, the Company does not recognize as revenue sales to distributors until the products have been shipped to end user customers. The Company warrants its products against defects in materials and workmanship for a period of one year and the product warranty is generally limited to a refund of the original purchase price of the product.

BACKLOG

     Cypress's sales are typically made pursuant to standard purchase orders for delivery of catalog products. Generally, the Company's customer relationships are not subject to long-term contracts. Quantities of the Company's products to be delivered and delivery schedules, under purchase orders outstanding from time to time, are frequently revised to reflect changes in customer needs. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that backlog is not a good indicator of future revenue.

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company faces competition from other domestic and foreign high performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the CMOS and BiCMOS market sector. The ability of the Company to compete successfully in the rapidly evolving high performance end of the integrated circuit technology spectrum depends on elements both within and outside of its control, including success in developing new products and process technologies, product quality and price, diversity of product line, cost effectiveness, the pace at which customers incorporate the Company's products into their systems, the number and nature of its competitors and general economic conditions. The Company believes it competes favorably with respect to developing new products and process technologies, product quality and price, diversity of product line and cost effectiveness. Price competition in the future could further erode average selling prices and adversely affect revenues and operating results.

     In the low to medium density static RAM area (16K-bit or less in density), the Company competes against equivalent products of a few manufacturers such as Integrated Device Technology (IDT). There is more significant price competition in the higher-volume 64K-bit and 256K-bit static RAM area in which the Company's competitors include IDT, Motorola, Micron Technology, Hitachi and other Japanese and Korean manufacturers, as well as several smaller niche oriented semiconductor start ups.

     There are few CMOS competitors in the relatively small high speed PROM market. However, with the Company's entry into the EPROM market, the Company will increasingly compete in CMOS EPROMs with Advanced Micro Devices (AMD), SGS Thompson, Intel and Fujitsu, as well as newer companies such as Atmel and Waferscale Integration. The Company competes extensively against bipolar PROM circuit manufacturers such as Philips Corporation, AMD and National Semiconductor Corporation.

     The Company's PLD competition consists of bipolar products from companies such as AMD, Texas Instruments and National Semiconductor Corporation, and from CMOS PLDs from larger competitors, including Samsung and AMD, and from a few newer companies such as Actel, Altera, Lattice Semiconductor and Xilinx. Additionally, the sale of PLDs is, in part, dependent on the availability of user design software. Both Altera and Xilinx have such software packages.

     The Company's data communications and logic products compete against bipolar products of similar functionality from established companies such as AMD, as well as newer versions of these products in CMOS from companies such as IDT, Samsung and Sharp.

     The Company competes against companies such as ICS/Avasem and Chrontel with respect to timing technology products; IDT, Quality Semiconductor and Pericom with respect to FCT products; and IDT, among others, with respect to module products.

PATENTS AND LICENSES

     The Company currently has 32 patents and has 25 additional patent applications on file with the United States Patent Office and is preparing to file several more patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, the Company believes that patents are becoming increasingly important to compete in the industry and has an active program to acquire additional patent protection.

     There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company.

     In addition, the Company is currently and may in the future be involved in litigation with respect to alleged infringement by the Company of another party's patents, or may in the future be involved in litigation to enforce its patents or other intellectual property rights, to protect its trade secrets, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past and could in the future result in substantial costs and diversion of resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products or processes infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, if any claims or actions are asserted against the Company, although the Company might seek to obtain a license under a third party's intellectual property rights, there can be no assurance that, under such circumstances, a license would be available under reasonable terms or at all.

     The Company has entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by the Company and which give the Company the right to use patents and other technology developed by such other parties, some of which involve payment of royalties and some of which involve access to technology used in the Company's operations. The Company anticipates that it will continue to enter into such licensing arrangements in the future. There can be no assurance that such licenses will continue to be available to the Company on commercially reasonable terms in the future. The loss of or inability to obtain licenses to key technology in the future could have a material adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

     As of January 3, 1994, the Company and its subsidiaries had 1,262 employees, as compared to 1,529 in 1992. During 1993, Cypress completed its reductions in work force in connection with the Company's transfer of assembly and test manufacturing to Thailand and the Company's re-focus of its wafer fabrication plant in San Jose. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's executive offices, engineering and research and development facilities are located in an approximately 60,000 square foot leased building at 195 Champion Court, San Jose, California. The current annual rental expense is approximately $846,000 under a lease which will expire in 2001.

     Immediately adjacent to the Company's executive offices is located the Company's wafer fabrication facility (Fab 1) which also includes certain on-line research and development manufacturing operations. This facility is located in an approximately 61,000 square foot leased building at 3901 North First Street, San Jose, California. The current annual rental expense is approximately $833,000 under a lease which expires in 2001.

     Immediately adjacent to the Company's San Jose wafer fabrication facility was located the Company's test operations and support facility. This facility was located in an approximately 62,700 square foot leased building at 3939 North First Street, San Jose, California. The current annual rental expense is approximately $657,000 under a lease which expires in 1994. The Company has vacated the building and does not plan to renew the lease.

     Immediately adjacent to the Company's old test operations facility is located research and development and other Company staff functions. This office space is composed of approximately 75,000 square feet in a building located at 4001 North First Street, San Jose, California. The annual rental expense is $702,000 under a lease which expires in 1996.

     In December 1988, the Company purchased the two undeveloped industrial lots on either side of its headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, will be retained for future expansion of the San Jose building complex.

     The Company owns an approximately 65,000 square foot wafer fabrication facility (Fab 2) in Round Rock, Texas, and an approximately 170,000 square foot wafer fabrication facility (Fab 3) on 17 acres of land in Bloomington, Minnesota.

     In October 1990, the Company's subsidiary, Multichip Technology Incorporated, entered into a lease for an approximately 27,000 square foot manufacturing facility in San Jose, California. The current annual rent expense for this facility is approximately $364,000 under a lease which expires in October 1994. In December 1992, Multichip vacated this space and relocated to the Company's San Jose wafer fabrication facility. The Company does not plan to renew the lease.

     The Company leases additional space for domestic sales and design centers in Huntsville, Alabama; Calabasas, Irvine and San Diego, California; Denver and Colorado Springs, Colorado; Orlando and Tampa, Florida; Roswell, Georgia; Palatine, Illinois; Columbia, Maryland; Minnetonka, Minnesota; Starkville, Mississippi; Nashua, New Hampshire; Laurence Harbor, New Jersey; Poughkeepsie, New York; Raleigh, North Carolina; Portland, Oregon; Trevose, Pennsylvania; Austin, Houston and Richardson, Texas; and Falls Church, Virginia. The Company leases international sales and design centers in La Hupe, Belgium; Les Lilis Cedex, France; Orbassano and Rome, Italy; Tokyo, Japan; Taby, Sweden; Cheshire, Hampshire and Hertfordshire, United Kingdom; and Henstedt-Ulzburg and Zorneding, Germany.

ITEM 3. LEGAL PROCEEDINGS

     Texas Instruments (TI) has charged Cypress and four other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but that "top gating" used now by Cypress, does not infringe TI's patent. Cypress contends that the patents are invalid. In March of 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling. No trial date has been set in the U.S. District Court regarding this matter.

     In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the U.S. District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court for the Northern District of California. The trial date has been scheduled for June 5, 1995.

     Cypress will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of these matters is remote. However, should the outcome of any of the actions be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding each of the Company's current executive officers is set forth below:

                                                                                        EXECUTIVE
                                                                                         OFFICER
             NAME               AGE                       POSITION                        SINCE
- ------------------------------  ---   ------------------------------------------------  ---------
T. J. Rodgers.................  46    President and Chief Executive Officer                1982
Antonio R. Alvarez............  37    Vice President, Research and Development             1993
Emmanuel Hernandez............  38    Vice President, Finance & Administration, Chief      1993
                                      Financial Officer
J. Daniel McCranie............  49    Vice President, Marketing and Sales                  1993

     Except as set forth below, each of the Company's executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any director or executive officer of the Company.

     Antonio R. Alvarez joined the Company in May 1987 as a Senior Technical Engineer. Mr. Alvarez was transferred to the Company's subsidiary, Aspen Semiconductor Corporation, in April 1988 as the Manager of BiCMOS Technology. In October 1989, Mr. Alvarez returned to the Company as Vice President, Research and Development. In February 1993, Mr. Alvarez also became responsible for Fab 1 when it was merged with the research and development department. Prior to joining the Company in 1987, Mr. Alvarez worked in various engineering and management positions at Motorola Corporation from September 1979 through July 1987. His last position at Motorola was as a senior member of the technical staff. Mr. Alvarez became an executive officer of the Company in March 1993.

     Emmanuel Hernandez joined the Company in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining the Company, Mr. Hernandez held financial positions with National Semiconductor.

     J. Daniel McCranie joined the Company in October 1993 as Vice President of Marketing and Sales. Prior to joining the Company, Mr. McCranie was President and CEO of SEEQ Technology. Mr. McCranie also held the position of Vice President of Sales and Marketing for SEEQ prior to becoming President and CEO. Previously, he held marketing and sales positions at Harris Semiconductor, AMD, American Microsystems and Signetics.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol "CY." The following table sets forth, for the periods indicated, the low, high and closing sales prices for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. At January 3, 1994 there were approximately 2,681 holders of record of the Company's Common Stock.

                                                                    PRICE RANGE OF
                                                                   COMMON STOCK($)
                                                              --------------------------
                                                               LOW       HIGH     CLOSE
                                                              ------    ------    ------
        Fiscal year ended January 3, 1994:
             First Quarter..................................    8.63     12.38     10.25
             Second Quarter.................................    9.38     14.50     14.38
             Third Quarter..................................   12.13     16.75     13.00
             Fourth Quarter.................................   11.25     15.13     13.50
        Fiscal year ended December 28, 1992:
             First Quarter..................................   13.63     18.13     13.75
             Second Quarter.................................    8.38     14.13      8.50
             Third Quarter..................................    7.75     10.25      8.88
             Fourth Quarter.................................    8.25     12.00      9.00

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                              YEAR ENDED(1)
                                      -------------------------------------------------------------
                                        1993         1992         1991         1990         1989
                                      --------     --------     --------     ---------    ---------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating results:
  Total revenues....................  $304,512     $272,242     $286,829     $ 225,232    $ 199,339
  Acquisition-related non-recurring
     charges........................    18,271           --           --            --           --
  Restructuring and other
     non-recurring costs............      (408)      39,700           --            --           --
  Income (loss) from operations.....    10,686      (35,636)      44,759        42,295       40,511
  Income (loss) before tax..........    12,567      (32,928)      51,771        50,349       46,625
  Net income (loss).................     8,043      (21,010)      34,171        33,230       30,714
  Net income (loss) per share.......  $   0.21     $  (0.56)    $   0.85     $    0.87    $    0.80
  Weighted average common and common
     equivalent shares
     outstanding....................    38,109       37,257       40,334        38,251       38,262
Balance sheet data:
  Cash and short-term investments...  $ 80,590     $ 82,046     $103,703     $  91,650    $  96,641
  Working capital...................   124,651      133,966      150,735       139,192      128,466
  Total assets......................   340,648      320,504      374,603       309,395      285,758
  Long term debt and capital lease
     obligations (excluding current
     portion).......................        --        1,597        3,310         5,400        9,300
  Stockholders' equity..............   271,685      262,061      298,612       242,208      219,422

- ---------------

(1) The Company operates on a 52-or 53-week fiscal year, ending on the Monday closest to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, the Company reported record revenues of $304.5 million and returned to profitability recording net income of $8.0 million or $0.21 per share compared to a net loss of $21.0 million or $(0.56) per share in 1992. The increases in revenue and net income are the results of the Company's completion of the restructuring initiated in 1992 and its cost-reduction strategy.

     The transfer of assembly and test manufacturing to Thailand was completed. Domestic work force reductions continued in 1993, resulting in a year-end headcount of 1,262, as compared to 1,529 at the end of 1992. The Company changed the focus of its San Jose wafer fabrication plant to research and development and increased the output of its other production wafer fabrication plants in Minnesota and Texas. These actions have produced faster cycle times, increased yields and lower costs, allowing the Company to compete effectively in higher-volume markets as well as reducing inventory days from 89 in 1992 to 56 days in 1993. The transfer to Thailand has allowed the Company to consolidate the buildings it occupies in San Jose, California, from five to three.

     The Company restructured its subsidiaries in the second quarter of 1993. The Company sold its subsidiary, Ross Technology, Inc., which had recorded recurring operating losses, to Fujitsu Limited for $21.8 million. In addition, the Company acquired the minority interest of the employees of its subsidiaries Aspen Semiconductor Corporation and Multichip Technology Incorporated. The Aspen subsidiary was divided into its two product areas and realigned under the Company's Static Memory and Programmable Products divisions. The Multichip subsidiary was realigned under the Static Memory division. The subsidiary restructuring resulted in a net one-time pre-tax credit of $0.4 million.

     In the fourth quarter of 1993, the Company acquired 100% of the outstanding stock of IC Designs, Inc., a timing technology company, for $20.3 million. The acquisition provides the Company inroads into the broad personal computer market. The Company also purchased certain inventory and technology of Performance Semiconductor Corporation's FCT high-speed logic product line for $5.3 million. The FCT acquisition complements the Company's current products and allows the Company to provide systems solutions to its customers. As a result of these purchases, the Company took a one-time pre-tax charge of $18.3 million (see Note 3 of the Notes to Consolidated Financial Statements).

     The Company's balance sheet remains strong. Cash and short-term investment balances at the end of 1993 totaled $80.6 million, inclusive of the IC Designs and the FCT product line acquisitions, the Ross sale and a $19.7 million payment for the repurchase of 1.9 million shares of the Company's common stock.

RESULTS OF OPERATIONS

     In 1993, revenues increased to a record $304.5 million, compared to $272.2 million in 1992 and $286.8 million in 1991. The most significant revenue growth was experienced in the Static Memory and Data Communications divisions. Increases in these divisions more than offset the decrease in average selling price of 21% from 1992 to 1993 and the loss of revenue due to the sale of Ross Technology, Inc. Lower manufacturing costs allowed the Company to be more price competitive and to compete effectively in high-volume markets, also contributing to higher revenues.

     Foreign sales as a percentage of total revenue remained constant at 27% in 1993 and 1992, compared to 25% in 1991.

     Cost of revenues as a percent of revenues for 1993 increased to 59% compared to 58% and 45% in 1992 and 1991, respectively. However, the cost of revenues as a percent of revenues improved towards the end of 1993, decreasing from 61% in the fourth quarter of 1992 to 57% in the fourth quarter of 1993. Steady improvement in the gross margin percentage was realized from the Company's restructuring and cost reduction strategy.

     Research and development expenses decreased significantly in 1993 dropping to 16% of revenues compared to 24% of revenues in 1992 and 25% of revenues in 1991. The decrease in R&D can be attributed to the sale of Ross Technology, Inc. and the Company's strategy to focus on its Top 10 projects and hold R&D to a slower growth rate than revenue. The Company's program to accelerate new product design has resulted in a 41% improvement in cycle time from the fourth quarter of 1992 to the fourth quarter of 1993.

     Marketing, general and administrative expenses decreased to 15% of revenues in 1993 compared to 17% in 1992 and 15% in 1991. By controlling costs and growing sales, the Company achieved its corporate target of 15% of revenues.

     Income from operations was $10.7 million in 1993 compared to an operating loss of $35.6 million in 1992 and operating income of $44.8 million in 1991. Included in operating income for 1993 are non-recurring charges of $18.3 million related to the Company's fourth quarter acquisitions. Operating income without the acquisition-related non-recurring charges and the one-time pre-tax credit from restructuring would have been $28.5 million. Included in the 1992 operating income is a charge for restructuring and other non-recurring costs. Operating income without the $39.7 million restructuring and other non-recurring costs charge would have been $4.1 million in 1992.

     Net interest income in 1993 decreased to $1.9 million compared to $2.7 million in 1992 and $4.7 million in 1991. Net interest income has decreased from the prior year due primarily to lower rates of return earned on short-term investments, and a reduction in the average balance of investments held.

     The Company recorded income tax expense of $4.5 million in 1993 compared to an income tax benefit of $11.9 million in 1992 as a result of the pre-tax loss of $32.9 million. In 1991, the Company recorded an income tax provision of $17.6 million. The effective tax rate for 1993 was 36.0% compared to 36.2% in 1992 and 34.0% in 1991. In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires use of the liability method for computing deferred income taxes. In 1991, the Company used the deferred method under ABP 11. The impact of adopting FAS 109 was not significant.

     1993 net income of $8.0 million was an increase from the 1992 net loss of $21.0 million, and a decrease from the 1991 net income of $34.2 million. 1993 net income without the acquisition-related non-recurring charges and the one-time pre-tax credit from restructuring would have been $19.5 million. Net income in 1992 without the restructuring and other non-recurring costs charge would have been $4.3 million.

FACTORS AFFECTING FUTURE RESULTS

     A number of uncertainties exist that could have an impact on the Company's future, including general economic conditions, the rate of growth of the networking, computer and telecommunications market, and the acceleration of new product introductions. The Company's products continue to experience increased competition and as a result, are subject to decreases in average selling prices. Typically, the Company requires new orders in a quarter to meet that quarter's revenue plan. In addition, the semiconductor industry is generally characterized by a highly competitive, rapidly changing environment, where results are often significantly impacted by the introduction of new products, new manufacturing technologies, and rapid changes in the demand for products which can lead to unpredictability in monthly revenue. Due to the effect of these forces on the Company's future operations, past performance should be only one indicator of future performance and investors should not use historical trends to anticipate results in future periods.

     Current pending litigation and claims are set forth in Note 7 of the Notes to Consolidated Financial Statements. Cypress will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of these matters is remote. However, should the outcome of any of the actions be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

FINANCIAL CONDITION

     The Company's financial condition remained strong throughout 1993. Cash, cash equivalents and short-term investments at the end of fiscal year 1993 were $80.6 million, a decrease of $1.4 million after the acquisitions of IC Designs and the FCT product line, the repurchase of the Company's common stock, and the sale of Ross Technology, Inc. Cash generated from operating activities was $68.9 million in 1993, an increase of $35.2 million from the prior year. Cash generated from operations was $33.7 million in 1992 and $66.4 million in 1991. Improved operating results, coupled with asset management, contributed to the improvement in 1993.

     Cash used for investing activities increased to $41.9 million in 1993 compared to $28.0 million in 1992, but decreased in comparison to the $78.2 million invested in 1991. Net capital expenditures for 1993 have risen to $55.5 million compared to $31.9 million in 1992, but have fallen in comparison to 1991 which had expenditures of $64.8 million. The 1993 increase results from the Company's expansion of wafer fabrication capacity in its Minnesota and Texas subsidiaries and conversion of its San Jose R&D wafer fabrication plant from five-inch to six-inch wafers. In addition, in 1993, the Company acquired IC Designs and the FCT product line for net cash outlays of $16.6 million and $5.3 million, respectively. The Company plans to continue capital expenditures in 1994 for increased fabrication capacity for production and research and development. It is also exploring alternatives for an additional back-end manufacturing facility. Additionally, the Company continues to review opportunities for acquiring complementary businesses and technologies.

     Net cash used by financing activities was $1.8 million in 1993 compared to $18.4 million in 1992, and a $10.5 million inflow in 1991. The cost of treasury stock repurchased in 1993 decreased to $19.7 million from $26.4 million in 1992. A majority of the treasury stock repurchased in 1993 was made during the first half of the year when the stock price ranged from $9.00 to $10.50 per share. The cash used to repurchase treasury stock was offset by proceeds from the issuance of capital stock. In 1993, $20.5 million of cash was generated from the issuance of capital stock through the exercise of employee stock options, compared to $11.0 million in 1992 and $22.2 million in 1991.

     The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy its cash needs for the foreseeable future. The Company may, from time to time, as market conditions warrant, purchase shares of its own common stock on the open market, invest in complementary technologies, products, or businesses, or raise additional capital through public and private markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       JANUARY 3,     DECEMBER 28,
                                                                          1994            1992
                                                                       ----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $  37,657       $ 12,371
  Short-term investments.............................................      42,933         69,675
                                                                       ----------     ------------
  Total cash, cash equivalents, and short-term investments...........      80,590         82,046
  Accounts receivable, net of allowances for doubtful accounts and
     customer returns of $1,347 in 1993 and $833 in 1992.............      46,247         37,927
  Other receivables..................................................       7,957          2,334
  Inventories........................................................      29,285         40,479
  Other current assets...............................................      21,759         21,155
                                                                       ----------     ------------
          Total current assets.......................................     185,838        183,941
                                                                       ----------     ------------
Property, plant and equipment, net...................................     133,920        120,996
Other assets.........................................................      20,890         15,567
                                                                       ----------     ------------
                                                                        $ 340,648       $320,504
                                                                       ----------     ------------
                                                                       ----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $  26,024       $ 16,429
  Accrued compensation and employee benefits.........................       7,071          4,579
  Other accrued liabilities..........................................      12,570         21,943
  Current obligations under capital leases and short-term debt.......          --          1,641
  Deferred income on sales to distributors...........................       8,851          5,383
  Income taxes payable...............................................       6,671             --
                                                                       ----------     ------------
          Total current liabilities..................................      61,187         49,975
Capital lease obligations............................................          --          1,597
Deferred income taxes................................................       4,432          2,560
                                                                       ----------     ------------
          Total liabilities..........................................      65,619         54,132
                                                                       ----------     ------------
Minority interest in subsidiaries....................................       3,344          4,311
                                                                       ----------     ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none
     issued and outstanding..........................................          --             --
  Common stock, $.01 par value, 75,000,000 shares authorized;
     40,973,000 and 38,940,000 issued; 36,200,000 and 36,067,000
     outstanding.....................................................         410            389
  Additional paid-in capital.........................................     207,846        186,561
  Retained earnings..................................................     109,513        101,470
                                                                       ----------     ------------
                                                                          317,769        288,420
  Less shares of common stock held in treasury, at cost; 4,773,000 shares at January 3, 1994 and 2,873,000 shares at December 28,
     1992............................................................     (46,084)       (26,359)
                                                                       ----------     ------------
          Total stockholders' equity.................................     271,685        262,061
                                                                       ----------     ------------
                                                                        $ 340,648       $320,504
                                                                       ----------     ------------
                                                                       ----------     ------------

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       YEARS ENDED
                                                       --------------------------------------------
                                                       JANUARY 3,     DECEMBER 28,     DECEMBER 30,
                                                          1994            1992             1991
                                                       ----------     ------------     ------------
Revenues.............................................  $  304,512      $  272,242       $  286,829
                                                       ----------     ------------     ------------
Costs and expenses:
  Cost of revenues...................................     179,821         158,159          128,149
  Research and development...........................      49,798          64,951           71,750
  Marketing, general and administrative..............      46,344          45,068           42,171
  Acquisition-related non-recurring charges..........      18,271              --               --
  Restructuring and other non-recurring costs........        (408)         39,700               --
                                                       ----------     ------------     ------------
          Total operating costs and expenses.........     293,826         307,878          242,070
                                                       ----------     ------------     ------------
Operating income (loss)..............................      10,686         (35,636)          44,759
Interest expense.....................................        (289)           (440)          (1,000)
Interest income and other............................       2,170           3,148            5,723
Gain on subsidiary sale of stock.....................          --              --            2,289
                                                       ----------     ------------     ------------
Income (loss) before income taxes....................      12,567         (32,928)          51,771
(Provision) benefit for income taxes.................      (4,524)         11,918          (17,600)
                                                       ----------     ------------     ------------
Net income (loss)....................................  $    8,043      $  (21,010)      $   34,171
                                                       ----------     ------------     ------------
Net income (loss) per share..........................  $     0.21      $    (0.56)      $     0.85
                                                       ----------     ------------     ------------
                                                       ----------     ------------     ------------
Weighted average common and common equivalent shares
  outstanding........................................  38,109,000      37,257,000       40,334,000
                                                       ----------     ------------     ------------
                                                       ----------     ------------     ------------

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (SHARES AND DOLLARS IN THOUSANDS)

                                       COMMON STOCK        ADDITIONAL                                   TOTAL
                                     -----------------      PAID-IN       RETAINED     TREASURY     STOCKHOLDERS'
                                     SHARES     AMOUNT      CAPITAL       EARNINGS      STOCK          EQUITY
                                     ------     ------     ----------     --------     --------     -------------
Balances at December 31, 1990......  35,780      $358       $153,541      $ 88,309           --       $ 242,208
                                     ------     ------     ----------     --------     --------     -------------
Issuance of common stock under
  employee stock plans.............   2,060        20         16,272                                     16,292
Tax benefit resulting from stock
  option transactions..............                            5,941                                      5,941
Net income for the year............                                         34,171                       34,171
                                     ------     ------     ----------     --------     --------     -------------
Balances at December 30, 1991......  37,840      $378       $175,754      $122,480           --       $ 298,612
                                     ------     ------     ----------     --------     --------     -------------
Issuance of common stock under
  employee stock plans.............   1,100        11          9,059                                      9,070
Tax benefit resulting from stock
  option transactions..............                            1,748                                      1,748
Repurchase of common stock under
  share repurchase program.........  (2,873)                                           $(26,359)        (26,359)
Net loss for the year..............                                        (21,010)                     (21,010)
                                     ------     ------     ----------     --------     --------     -------------
Balances at December 28, 1992......  36,067      $389       $186,561      $101,470     $(26,359)      $ 262,061
                                     ------     ------     ----------     --------     --------     -------------
Issuance of common stock under
  employee stock plans.............   2,033        21         16,193                                     16,214
Tax benefit resulting from stock
  option transactions..............                            4,234                                      4,234
Warrants issued for services.......                              858                                        858
Repurchase of common stock under
  share repurchase program.........  (1,900)                                            (19,725)        (19,725)
Net income for the year............                                          8,043                        8,043
                                     ------     ------     ----------     --------     --------     -------------
Balances at January 3, 1994........  36,200      $410       $207,846      $109,513     $(46,084)      $ 271,685
                                     ------     ------     ----------     --------     --------     -------------
                                     ------     ------     ----------     --------     --------     -------------

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                          YEARS ENDED
                                                          --------------------------------------------
                                                          JANUARY 3,     DECEMBER 28,     DECEMBER 30,
                                                             1994            1992             1991
                                                          ----------     ------------     ------------
Cash flow from operating activities:
  Net income (loss).....................................   $   8,043       $(21,010)        $ 34,171
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................      41,245         47,634           41,538
     Provision for restructuring and other non-recurring
       costs............................................        (408)        34,723               --
     Acquisition-related non-recurring charges..........      18,271             --               --
     Issuance of warrants for services..................         858             --               --
     Deferred income taxes..............................      (6,209)       (11,570)             484
     Gain on subsidiary sale of stock...................          --             --           (2,289)
     Changes in operating assets and liabilities:
       Receivables......................................      (7,093)        12,156            3,637
       Inventories......................................      11,800            451          (10,883)
       Other assets.....................................      (2,278)         1,020           (3,412)
       Accounts payable and accrued liabilities.........      (1,990)       (12,805)           9,806
       Deferred income..................................       3,488         (5,234)          (6,434)
       Income taxes payable and deferred income taxes...       3,203        (11,680)            (208)
                                                          ----------     ------------     ------------
Cash generated by operations............................      68,930         33,685           66,410
                                                          ----------     ------------     ------------
Cash flow from investing activities:
  Decrease (increase) in short-term investments.........      26,742          8,957          (13,353)
  Acquisition of property, plant, and equipment.........     (55,485)       (31,899)         (64,819)
  Net cash generated by subsidiary restructuring........       9,731             --               --
  Acquisition of IC Designs, Inc., net of cash
     acquired...........................................     (16,629)            --               --
  Acquisition of FCT product line.......................      (5,270)            --               --
  Other.................................................        (967)        (5,090)              --
                                                          ----------     ------------     ------------
Net cash flow used for investing activities.............     (41,878)       (28,032)         (78,172)
                                                          ----------     ------------     ------------
Cash flow from financing activities:
  Principal payments on capital lease obligations and
     short-term debt....................................      (2,490)        (4,206)         (16,723)
  Repurchase of common stock............................     (19,725)       (26,359)              --
  Issuance of capital stock.............................      20,449         10,962           22,233
  Proceeds from subsidiary sale of stock................          --          1,250            4,952
                                                          ----------     ------------     ------------
Net cash flow provided (used) by financing activities...      (1,766)       (18,353)          10,462
                                                          ----------     ------------     ------------
Net increase (decrease) in cash and cash equivalents....      25,286        (12,700)          (1,300)
Cash and cash equivalents, beginning of year............      12,371         25,071           26,371
                                                          ----------     ------------     ------------
Cash and cash equivalents, end of year..................   $  37,657       $ 12,371         $ 25,071
                                                          ----------     ------------     ------------
                                                          ----------     ------------     ------------
Supplemental disclosures of non-cash activity:
 In conjunction with the sale of Ross to Fujitsu, there remains a receivable balance of
            $5,176 to be collected during 1994.
Supplemental disclosures:
  Cash paid during the year for:
     Interest...........................................   $     289       $    440         $    763
     Income taxes.......................................   $   1,635       $  5,892         $ 10,851
  Net cash outflows for property, plant, and
     equipment..........................................   $  55,485       $ 31,899         $ 64,819
  Add: Acquisition of Minnesota facility for debt.......          --             --           14,700
                                                          ----------     ------------     ------------
  Property, plant and equipment additions...............   $  55,485       $ 31,899         $ 79,519
                                                          ----------     ------------     ------------
                                                          ----------     ------------     ------------

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Cypress Semiconductor Corporation (the "Company" or "Cypress") was incorporated in California in December 1982, commenced business activities in January 1983, and reincorporated in Delaware in February 1987. The Company designs, develops and manufactures a broad range of high-performance integrated circuits. The Company sells to the high-performance computer, military, personal computer, telecommunications and instrumentation application markets.

     The Company's operations outside the U.S. include eleven foreign sales offices. The assets, liabilities, and results of operations of these entities were not significant for any of the years presented. The Company conducts European operations and imports its products through a subsidiary located in the Netherlands, Cypress Semiconductor International, Incorporated (CSII). Export revenues, principally to customers in Europe, Japan, and Canada, were 27%, 27%, and 25% of total revenues in 1993, 1992, and 1991, respectively. As of January 3, 1994, all of the Company's subsidiaries are wholly owned, except for Cypress Semiconductor (Texas), Inc. (CTI), the Company's wafer fabrication facility in Texas, which is approximately 17% owned by Altera Corporation (Altera). In 1991, Altera exercised its remaining options to acquire additional common shares from CTI, resulting in a gain for Cypress of $2.3 million. Altera receives wafer fab capacity commensurate with its ownership percentage.

     In 1992 and 1991, sales to one customer accounted for 12% and 15% of total revenues, respectively. Additionally, sales to one distributor accounted for 11% and 10% of total revenues in 1993 and 1992, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     Fiscal years 1993, 1992, and 1991 ended January 3, 1994, December 28, 1992, and December 30, 1991, respectively. The Company operates on a 52-or 53-week fiscal year, ending on the Monday closest to December 31. Fiscal year 1993 comprised 53 weeks and fiscal years 1992 and 1991 each comprised 52 weeks.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on merchandise unsold by the distributors. Accordingly, the Company defers recognition of sales and profit on such sales until the merchandise is sold by the distributors.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents. Cash equivalents and short-term investments are principally composed of time deposits, certificates of deposit, collateralized mortgage obligations, U.S. Government agencies' obligations, loan participations, municipal obligations, and short-term commercial paper, and all are carried at cost plus accrued interest, which approximates market value.

INVENTORIES

     Inventories are valued at standard costs that approximate actual costs, but not in excess of market. Cost is determined on a first-in, first-out basis. Market is based on estimated net realizable value. The components of inventories are as follows:

                                                         JANUARY 3,         DECEMBER 28,
                                                            1994                1992
                                                       --------------     ----------------
                                                       (DOLLARS IN THOUSANDS)
        Raw materials................................     $  8,820            $  6,387
        Work-in-process..............................       13,103              25,864
        Finished goods...............................        7,362               8,228
                                                       --------------     ----------------
                  Total..............................     $ 29,285            $ 40,479
                                                       --------------     ----------------
                                                       --------------     ----------------

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, or lease term if less than useful life. Accelerated methods of computing depreciation are used for tax purposes. The components of property, plant, and equipment are as follows:

                                                        JANUARY 3, 1994     DECEMBER 28, 1992
                                                        ---------------     -----------------
                                                        (DOLLARS IN THOUSANDS)
        Land...........................................    $   7,558            $   7,558
        Machinery and equipment........................      265,847              220,281
        Buildings and leasehold improvements...........       32,067               33,794
        Furniture and fixtures.........................        3,984               15,502
                                                        ---------------     -----------------
                                                             309,456              277,135
        Accumulated depreciation and amortization......     (175,536)            (156,139)
                                                        ---------------     -----------------
                  Total................................    $ 133,920            $ 120,996
                                                        ---------------     -----------------
                                                        ---------------     -----------------

INCOME TAXES

     Effective the beginning of 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS109), "Accounting for Income Taxes." The adoption of FAS109 changed the Company's method of accounting for income taxes from the deferred method (APB11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The impact of adopting FAS109 was not significant.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans and outstanding warrants as determined by the treasury stock method. The effect of minority interests in common equivalent shares of subsidiaries has not been significant.

TRANSLATION OF FOREIGN CURRENCIES

     The Company translates accounts denominated in foreign currencies in accordance with Statement of Financial Accounting Standards No. 52, using the United States dollar as the functional currency. Foreign currency transaction gains and losses have not been material in any year.

NOTE 2:  RESTRUCTURING AND OTHER NON-RECURRING COSTS

     In June of 1993, Cypress continued its restructuring activities by selling its SPARC(TM) microprocessor subsidiary, Ross Technology, Inc. to Fujitsu Limited for $21.8 million. The Company received an aggregate of $16.6 million in 1993, and the remaining proceeds will be received in 1994. In addition to the divestiture of Ross, the Company restructured the equity of two of its subsidiaries, Aspen Semiconductor Corporation and Multichip Technology Incorporated, by acquiring employee minority interests consisting of stock options and stock received from exercised stock options. Aspen Semiconductor was absorbed into two of Cypress' divisions, Static Memory and Programmable Products. Multichip Technology is now integrated as a part of the Static Memory division. These restructuring activities and the divestiture of Ross resulted in a net one-time pre-tax credit of $408,000.

     In 1992, the Company committed to several restructuring actions. In the second quarter, the Company committed to transferring a significant portion of its assembly, test, mark, and shipping (back-end production) offshore to Bangkok, together with a reduction in headcount. In the fourth quarter, the Company committed to (1) transfer of the remaining portion of back-end production to Bangkok; (2) consolidation of all wafer production in the Company's six-inch wafer manufacturing plants in Texas and Minnesota with a related shutdown of all wafer production in the five-inch wafer manufacturing plant in San Jose; (3) consolidation of other facilities; and (4) a further reduction of headcount. These actions resulted in pre-tax charges of $2.5 million and $23.7 million in the second and fourth quarters, respectively. Restructuring reserves at December 28, 1992, aggregated $8.3 million and were included in Other Accrued Liabilities. This restructuring was completed in 1993 with no significant adjustments to amounts provided in 1992.

     During the fourth quarter of 1992, the Company provided a pre-tax charge of $13.5 million for several legal matters and claims, some of which were resolved in 1993 at amounts approximating charges provided in 1992. Remaining legal reserves at the end of 1993 were $5.1 million and are included in Other Accrued Liabilities.

NOTE 3:  ACQUISITIONS AND RELATED CHARGES

     In the fourth quarter of 1993, the Company acquired 100% of IC Designs, Inc. (ICD), a manufacturer of timing technology products for the personal computer market, for $16.3 million plus $4 million for certain covenants not to compete. The aggregate purchase price of $20.3 million was allocated to assets purchased and liabilities assumed based on independent appraisal as follows:

        Current assets................................................... $ 6,600,000
        Covenants not to compete.........................................   4,000,000
        R&D in process...................................................  11,000,000
        Completed technology.............................................   4,000,000
        Goodwill.........................................................   2,000,000
        Other assets.....................................................     400,000
        Current liabilities..............................................  (1,800,000)
        Deferred taxes...................................................  (5,900,000)
                                                                          -----------
          Total.......................................................... $20,300,000
                                                                          -----------
                                                                          -----------

     The following summarizes the unaudited pro forma results of operations of the Company for 1993 and 1992 assuming the acquisition of IC Designs had occurred at the beginning of 1992 (Dollars in thousands, except per share amounts):

                                                                         YEARS ENDED
                                                            -------------------------------------
                                                            JANUARY 3, 1994     DECEMBER 28, 1992
                                                            ---------------     -----------------
                                                                         (UNAUDITED)
    Revenues..............................................     $ 317,280            $ 283,026
    Net income (loss).....................................         9,076              (21,148)
    Net income (loss) per share...........................          0.24                (0.57)

     In December 1993, the Company acquired the inventory and technology of the high-speed logic product line of Performance Semiconductor for an aggregate cost of $5.3 million. This cost has been allocated based on independent appraisal as follows:

        Inventory........................................................ $ 2,100,000
        R&D in process...................................................   3,100,000
        Completed technology.............................................   1,100,000
        Liabilities......................................................  (1,000,000)
                                                                          -----------
          Total.......................................................... $ 5,300,000
                                                                          -----------
                                                                          -----------

     The pro forma effect of this product line is not significant. These acquisitions have been accounted for on the purchase method and the intangible assets acquired, including covenants not to compete, completed technology and goodwill, are being amortized over three to five years.

     Acquired R&D in process aggregating $14.1 million was charged to expense in the fourth quarter of 1993. In addition, the Company recorded a non-recurring charge of $4.2 million for certain restructuring activities of Cypress, necessitated by the increased volume requirements associated with these acquisitions. This includes costs of moving a significant portion of back-end manufacturing operations to an additional Cypress facility, including $2.7 million for the write-down of equipment that will be disposed of and $1.5 million for costs of moving certain equipment.

NOTE 4:  COMMON STOCK

     Shares of the Company's common stock available for future issuance upon exercise of outstanding options and warrants and options to be granted in the future under stock purchase and option plans were as follows at January 3, 1994:

        1985 Stock Option Plan...........................................   9,808,546
        Directors' Stock Option Plan.....................................     220,000
        Employee Qualified Stock Purchase Plan...........................     925,997
        Contingent Warrants..............................................     500,000
                                                                          -----------
          Total..........................................................  11,454,543
                                                                          -----------
                                                                          -----------

1985 STOCK OPTION PLAN

     In 1985, the Company adopted an Incentive Stock Option Plan (the Plan). The Plan is administered and terms of option grants are established by the Board of Directors or a committee of the board. Under terms of the Plan, options may be granted to the Company's qualified employees and consultants to purchase shares of common stock. Options generally become exercisable ratably over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for all shares granted under the Plan is equal to the fair market value of the common stock at the date of grant.

     Table 1 summarizes information relating to shares under option and shares available for grant under the Plan.

             TABLE 1.  SHARES UNDER OPTION AND AVAILABLE FOR GRANT

                                                                         OUTSTANDING OPTIONS
                                                      SHARES       -------------------------------
                                                    AVAILABLE      NUMBER OF
                                                    FOR GRANT        SHARES         PRICE RANGE
                                                    ----------     ----------     ----------------
Balance, December 31, 1990........................   2,645,738      6,759,272     $ 2.00 - $10.75
  Options authorized..............................   4,000,000             --            --
  Options granted.................................  (3,734,849)     3,734,849     $14.75 - $20.38
  Options exercised...............................          --     (1,610,156)    $ 2.00 - $18.50
  Options cancelled...............................     472,417       (472,417)    $ 4.00 - $19.88
                                                    ----------     ----------     ----------------
Balance, December 30, 1991........................   3,383,306      8,411,548     $ 2.00 - $20.38
  Options granted.................................  (5,792,115)     5,792,115     $ 8.88 - $16.00
  Options exercised...............................          --       (405,557)    $ 2.00 - $15.13
  Options cancelled...............................   4,726,428     (4,726,428)    $ 4.00 - $20.38
                                                    ----------     ----------     ----------------
Balance, December 28, 1992........................   2,317,619      9,071,678     $ 2.00 - $18.50
  Options granted.................................  (3,236,270)     3,236,270     $10.00 - $14.38
  Options exercised...............................          --     (1,580,751)    $ 2.00 - $11.00
  Options cancelled...............................   1,374,442     (1,374,442)    $ 2.00 - $14.38
                                                    ----------     ----------     ----------------
Balance, January 3, 1994..........................     455,791      9,352,755     $ 2.00 - $18.50
                                                    ----------     ----------     ----------------
                                                    ----------     ----------     ----------------
Options exercisable on January 3, 1994............                  4,837,131     $ 2.00 - $18.50
                                                                   ----------     ----------------
                                                                   ----------     ----------------

     In April 1992, substantially all outstanding options (3,333,685 shares) with exercise prices in excess of $9.50 were cancelled and replaced with new options for a like number of shares having an exercise price of $9.50 per share, the fair market value on the grant date.

DIRECTORS' STOCK OPTION PLAN AND WARRANTS

     In October 1988, the Company's Board of Directors adopted the 1988 Directors' Stock Option Plan (the Plan) and 230,000 shares of common stock were reserved for issuance under the Plan.

     In October 1988, options to purchase 40,000 shares of common stock were granted to each of the Company's then three non-employee directors, for a total of 120,000 shares, at an exercise price of $9.13, which was the fair market value of the Company's common stock on the date of grant. Such options vest at the rate of 25% per year beginning May 29, 1991, and will be followed by additional automatic grants, providing ongoing vesting at the rate of 10,000 shares per director per year. The initial options become exercisable cumulatively in 10,000 share increments on May 29 in 1991, 1992, 1993, and 1994. Subsequent options will become exercisable four years after date of grant. Options expire three months after termination of status as a director and within six months after death or permanent disability. In 1993, two new non-employees were appointed to the board of directors and were subsequently granted stock options. As of January 3, 1994, no shares remained available for future grant under the Plan.

     In October 1987, the Company granted warrants to purchase 40,000 shares of common stock at $6.25 per share (the fair market value of the shares on the date of grant) to each of the Company's then three non-employee Directors, for a total of 120,000 shares, vesting at the rate of 25% per year over a four-year period, beginning in May 1986, subject to continued service on the Board of Directors. The warrants were fully exercised during 1991 prior to their May 1991 expiration.

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

     In 1986, the Company approved an Employee Qualified Stock Purchase Plan (the Plan), which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. The Plan consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as employee's enrollment price multiplied by purchased shares). Of the 2,800,000 shares authorized under the Plan, 1,874,003 shares were issued through 1993 including, 452,507, 693,936, and 304,426 shares in 1993, 1992, and 1991, respectively.

CONTINGENT WARRANTS

     During 1992, the Company provided a consultant contingent warrants to purchase up to 500,000 shares of the Company's stock for $8.75 per share. The warrants become exercisable in increasing amounts based upon the Company achieving specified improved performance criteria. At the time when it becomes probable that the contingent warrants will become exercisable, they are valued and charged to expense based on the difference between the then fair market value of the Company's common stock and the exercise price. In 1993, 229,153 shares were earned by the consultant and became exercisable, resulting in an $858,000 charge against earnings. There were no shares earned and no charges against earnings in 1992 related to these contingent warrants.

NOTE 5:  OTHER EMPLOYEE BENEFIT PLANS

QUALIFIED INVESTMENT PLAN

     In 1986, the Company adopted a Section 401(k) Plan (the Plan), which provides participating employees with an opportunity to accumulate funds for retirement and hardship. Under the terms of the Plan, eligible participants may contribute up to 10% of their eligible earnings to the Plan Trust.

PROFIT SHARING PLAN

     Under the 1986 Profit Sharing Plan (the Plan), which commenced in the fiscal quarter ended September 1986, a portion of the Company's quarterly operating profit (as defined) can be allocated to the Company's "Employee Benefit Fund." The nominal contribution is 6% of defined operating profit, divided by the number of qualified employees, which gives each qualified employee an equal share. In October 1990, the Company amended the Plan to allow for the grant of stock options under the 1985 Stock Option Plan in lieu of a cash profit sharing payment, at the option of the employee. In 1993 and 1991, $1,599,000 and $3,509,000, respectively, were charged against operations in connection with this Plan, representing 13.0% and 7.3% of operating profit (before profit sharing expense), respectively. There was no profit sharing expense for fiscal 1992. The Company has no management or executive bonus plans.

NOTE 6:  INCOME TAXES

     The components of the provision for income taxes are summarized in Table 2. Income (loss) before taxes is principally attributed to domestic operations.

     The tax provision differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes as shown in Table 3.

     The components of the net deferred tax asset as January 3, 1994 and December 28, 1992 under FAS 109 were as follows:

                                                              JANUARY 3,     DECEMBER 28,
                                                                 1994            1992
                                                              ----------     ------------
                                                              (DOLLARS IN THOUSANDS)
        Deferred tax assets:
        Deferred income on sales to distributors............   $  3,680        $  2,177
        Inventory reserves and basis differences............      4,788           3,054
        Reserve for restructuring...........................      2,351           4,967
        Asset valuation and other reserves..................      3,498           9,265
        Other, net..........................................      3,982           2,386
                                                              ----------     ------------
                  Total deferred tax asset..................   $ 18,299        $ 21,849
                                                              ----------     ------------
        Deferred tax liabilities:
        Excess of tax over book depreciation................   $ (3,716)       $ (7,774)
        State taxes net of federal benefit..................       (527)           (862)
        Other, net..........................................     (1,399)           (866)
                                                              ----------     ------------
                  Total deferred tax liability..............   $ (5,642)       $ (9,502)
                                                              ----------     ------------
        Total deferred tax asset............................   $ 12,657        $ 12,347
                                                              ----------     ------------
                                                              ----------     ------------

     The net deferred tax asset at January 3, 1994 is substantially realizable through carry-back to prior years' taxable income. Other Current Assets include current deferred tax assets of $17,088,000 at January 3, 1994 and $14,908,000 at December 28, 1992, respectively.

             TABLE 2. COMPONENTS OF THE PROVISION FOR INCOME TAXES

                                                                    YEARS ENDED
                                              --------------------------------------------------------
                                                JANUARY 3,         DECEMBER 28,         DECEMBER 30,
                                                   1994                1992                 1991
                                              --------------     ----------------     ----------------
                                              (DOLLARS IN THOUSANDS)
Current tax expense (benefit):
  U.S. Federal..............................     $  9,507            $   (923)            $ 14,520
  State and local...........................        1,055                 398                2,420
  Foreign...................................          171                 177                  176
                                              --------------     ----------------     ----------------
Total current...............................       10,733                (348)              17,116
                                              --------------     ----------------     ----------------
Deferred tax expense (benefit):
  U.S. Federal..............................       (5,918)             (9,019)                 440
  State and local...........................         (291)             (2,551)                  44
                                              --------------     ----------------     ----------------
Total deferred..............................       (6,209)            (11,570)                 484
                                              --------------     ----------------     ----------------
          Total.............................     $  4,524            $(11,918)            $ 17,600
                                              --------------     ----------------     ----------------
                                              --------------     ----------------     ----------------

                       TABLE 3. TAX PROVISION DIFFERENCES

                                                                    YEARS ENDED
                                              --------------------------------------------------------
                                                JANUARY 3,         DECEMBER 28,         DECEMBER 30,
                                                   1994                1992                 1991
                                              --------------     ----------------     ----------------
                                              (DOLLARS IN THOUSANDS)
Statutory rate..............................           35%                 34%                  34%
Tax at U.S. statutory rate..................     $  4,398            $(11,195)            $ 17,602
State income taxes, net of federal benefit..          497              (1,421)               1,826
Tax credits.................................         (679)               (379)                (320)
Net FSC benefit.............................         (974)                 --               (1,115)
Other, net..................................        1,282               1,077                 (393)
                                              --------------     ----------------     ----------------
          Total.............................     $  4,524            $(11,918)            $ 17,600
                                              --------------     ----------------     ----------------
                                              --------------     ----------------     ----------------

NOTE 7:  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     The Company leases most of its manufacturing and office facilities under noncancelable operating lease agreements that expire at various dates through 2001. These leases require the Company to pay taxes, insurance, and maintenance expenses, and provide for renewal options at the then fair market rental value of the property. The aggregate annual rental commitments under noncancelable operating leases as of January 3, 1994, are:

                                                                 (DOLLARS
                                                                   IN
                                    FISCAL YEAR                  THOUSANDS)
                    -------------------------------------------  -------
                    1994.......................................  $ 3,144
                    1995.......................................    2,633
                    1996.......................................    2,561
                    1997.......................................    1,763
                    1998.......................................    1,730
                    1999 and thereafter........................    3,151
                                                                 -------
                              Total............................  $14,982
                                                                 -------
                                                                 -------

     Rental expense was approximately $4,036,000 in 1993, $4,782,000 in 1992, and $4,587,000 in 1991.

LITIGATION AND ASSERTED CLAIMS

     In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

     Texas Instruments (TI) has charged Cypress and four other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but that "top gating," used now by Cypress, does not infringe TI's patent. Cypress contends that the patents are invalid. In March of 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling. No trial date has been set in the U.S. District Court regarding this matter.

     In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the United States District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court for the Northern District of California. The trial date has been scheduled for June 5, 1995.

     Cypress will vigorously defend itself in these matters. While the outcome of such litigation and claims cannot be accurately predicted, management believes that recorded reserves are adequate and these actions should not have a material adverse impact on its financial position. However, should the outcome of any of the actions be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position, although management believes the possibility of such effect is remote.

NOTE 8:  RELATED PARTY

     During 1990, the Company made a cost-basis investment of $1 million in Vitesse Semiconductor Series E Preferred Stock (which has been converted to common stock since Vitesse's public offering) and guaranteed an equipment lease line of credit for Vitesse, of $3.5 million, maturing on August 31, 1997. The outstanding principal balance related to the lease line at January 3, 1994, is $1.6 million. In exchange for guaranteeing the leases, the Company received a warrant, exercisable at $9.00 per share, for up to 35,000 shares of Vitesse common stock. The warrant for 35,000 shares was exercised in December 1991 and the shares subsequently sold in 1992. As of January 3, 1994, the Company's cost-basis investment is $1,000,000. The Company's chairman, its president and a director, effective October 1993, are members of the Vitesse Board of Directors.

     During 1992, the Company made a cost-basis investment of $2 million in QuickLogic Series D preferred stock. An additional $195,000 was invested in 1993. Under certain circumstances, the Company may be required to make additional investments in QuickLogic. The Company's chairman is a member of the Board of Directors of QuickLogic.

     During 1993 and 1992, the Company paid approximately $291,000 and $242,000, respectively, to a member of the Board of Directors for consulting services. The Company also guaranteed a loan from a bank to the Company's president and chief executive officer which aggregated $810,000 at January 3, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cypress Semiconductor Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at January 3, 1994 and December 28, 1992, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE
San Jose, California
January 25, 1994

                            QUARTERLY FINANCIAL DATA

                                                          THREE MONTHS ENDED
                                        -------------------------------------------------------
                                        JANUARY 3,     SEPTEMBER 27,     JUNE 28,     MARCH 29,
                                           1994            1993            1993         1993
                                        ----------     -------------     --------     ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenues......................   $ 83,012         $77,037        $ 74,753      $69,710
        Gross margin..................     35,352          31,686          29,526       28,127
        Net income (loss).............     (4,088)          6,077           3,605        2,449
        Net income (loss) per share...   $  (0.11)        $  0.16        $   0.10      $  0.07
                                        ----------     -------------     --------     ---------
                                        ----------     -------------     --------     ---------

                                      DECEMBER 28,     SEPTEMBER 28,     JUNE 29,     MARCH 30,
                                          1992             1992            1992         1992
                                      ------------     -------------     --------     ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenues....................    $ 67,386          $65,254        $ 65,793      $73,809
        Gross margin................      25,993           26,787          26,420       34,883
        Net income (loss)...........     (23,735)             472          (1,663)       3,916
        Net income (loss) per
          share.....................    $  (0.66)         $  0.01        $  (0.04)     $  0.10
                                      ------------     -------------     --------     ---------
                                      ------------     -------------     --------     ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant has filed a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

     The information concerning the Company's executive officers required by this Item is included in Part I hereof under the title "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

   (1)                            FINANCIAL STATEMENTS                               PAGE
           -------------------------------------------------------------------  --------------
           Consolidated Balance Sheets at January 3, 1994 and December 28,
           1992...............................................................         13
           Consolidated Statements of Operations for the three years ended
           January 3, 1994....................................................         14
           Consolidated Statements of Stockholders' Equity for the three years
           ended January 3, 1994..............................................         15
           Consolidated Statements of Cash Flows for the three years ended
           January 3, 1994....................................................         16
           Notes to Consolidated Financial Statements.........................         17
           Report of Independent Accountants..................................         26

   (2)                       FINANCIAL STATEMENT SCHEDULES:                     REFERENCE PAGE
           -------------------------------------------------------------------  --------------
           Report of Independent Accountants on Financial Statement Schedules
           for the
           three years ended January 3, 1994..................................        F-1
  I.       Marketable securities..............................................        F-2
  II.      Amounts receivable from related parties and underwriters, promoters
           and
           employees other than related parties...............................        F-3
  V.       Property and equipment.............................................        F-4
  VI.      Accumulated depreciation and amortization of property and
           equipment..........................................................        F-5
  VIII.    Valuation and qualifying accounts and reserves.....................        F-6
  X.       Supplementary income statement information.........................        F-7

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)  Exhibits

EXHIBIT
NUMBER                                         DESCRIPTION
- ----           ---------------------------------------------------------------------------
 3.1(1)        Restated Certificate of Incorporation, as amended.
 3.2(3)        Certificate of amendment of Restated Certificate of Incorporation, as amended.
 3.3(1)        Bylaws, as amended.
10.1(3)(4)     1985 Incentive Stock Option Plan, and forms of Incentive Stock Option
               Agreement and Nonstatutory Option Agreement, as amended.
10.2(1)(4)     Form of Indemnification Agreement.
10.3(2)(4)     1988 Directors' Stock Option Plan and form of Agreement, as amended.
10.4(4)        Bialek consulting agreement, dated October 28, 1993.
10.5(4)        1994 Stock Option Plan.
21.1           Subsidiaries of the Company.
23.1           Consent of Independent Accountants.
24.1           Power of Attorney (see page 31).

- ---------------
(1) Previously filed as exhibits to Registration Statement on Form S-1 (No. 33-12153) which became effective on March 4, 1987 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1992.

(4) Management compensatory plan, contract or arrangement.

(B) REPORTS ON FORM 8-K

     A report on Form 8-K dated November 2, 1993 was filed by the Company for the fourth quarter ended January 3, 1994, reporting the acquisition of IC Designs, Inc. and including audited financial statements for the year ended December 31, 1992 and unaudited financial information for the nine months ended September 30, 1993 and 1992 of IC Designs, Inc.; and unaudited pro forma financial statements for the year ended December 28, 1992 and as of and for the nine months ended September 27, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 14th day of March 1994.

                                            CYPRESS SEMICONDUCTOR CORPORATION

                                          By: /s/  EMMANUEL HERNANDEZ
                                              Emmanuel Hernandez, Chief
                                              Financial Officer,
                                              Vice President, Finance and
                                              Administration

                               POWER OF ATTORNEY

     Each of the officers and directors of Cypress Semiconductor Corporation whose signature appears below hereby constitutes and appoints T.J. Rodgers and Emmanuel Hernandez and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                 TITLE                       DATE
- --------------------------------------   -----------------------------------   ---------------
              /s/ T. J. RODGERS          President, Chief Executive Officer    March 14, 1994
             T.J. Rodgers                and Director (Principal Executive
                                         Officer)
        /s/ EMMANUEL HERNANDEZ           Chief Financial Officer, Vice         March 14, 1994
          Emmanuel Hernandez             President, Finance and
                                         Administration (Principal Financial
                                         and Accounting Officer)
           /s/ PIERRE R. LAMOND          Chairman of the Board of Directors    March 14, 1994
           Pierre R. Lamond
              /s/ L. JOHN DOERR          Director                              March 14, 1994
            L. John Doerr
             /s/ FRED B. BIALEK          Director                              March 14, 1994
            Fred B. Bialek
             /s/ ERIC BENHAMOU           Director                              March 14, 1994
            Eric Benhamou
              /s/ JOHN C. LEWIS          Director                              March 14, 1994
            John C. Lewis

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Cypress Semiconductor Corporation

Our audits of the consolidated financial statements referred to in our report dated January 25, 1994 appearing on page 26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE
San Jose, California
January 25, 1994

                                                                      SCHEDULE I

                       CYPRESS SEMICONDUCTOR CORPORATION

                             MARKETABLE SECURITIES

                                                                                AMOUNT AT WHICH
                                                                              EACH SECURITY ISSUE
                             NAME OF ISSUER AND                                 CARRIED IN THE
                            TITLE OF EACH ISSUE                               BALANCE SHEET(1)(2)
- ----------------------------------------------------------------------------  -------------------
January 3, 1994:
     Municipal Obligations..................................................      $22,302,000
     Adjustable Rate Government Guaranteed Securities.......................        3,610,000
     Mortgage Backed Securities.............................................       13,872,000
     Asset Backed Securities................................................          113,000
     Commercial Paper.......................................................        3,036,000
                                                                              -------------------
                                                                                  $42,933,000
                                                                              -------------------
                                                                              -------------------

- ---------------
(1) The cost, carrying amount and market value of each issue at the balance sheet date are the same amounts as listed.

(2) No individual security issue exceeds 2% of total assets.

                                                                     SCHEDULE II

                       CYPRESS SEMICONDUCTOR CORPORATION

                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                                       DEDUCTIONS              BALANCE AT END OF
                                                                ------------------------            PERIOD
                                      BEGINNING                  AMOUNTS       AMOUNTS      -----------------------
NAME OF DEBTOR                         BALANCE     ADDITIONS    COLLECTED    WRITTEN OFF    CURRENT     NOT CURRENT
- ------------------------------------- ---------    ---------    ---------    -----------    --------    -----------
1991
Roger Ross(1)........................       --     $ 300,000           --            --     $300,000            --
Wayne Matterson(2)...................       --     $ 239,000           --            --     $239,000            --
Joe Nichols(3).......................       --     $ 104,000           --            --     $104,000            --
1992
Roger Ross(1)........................ $300,000            --           --            --     $300,000            --
Wayne Matterson(2)................... $239,000            --    $ 239,000            --           --            --
Joe Nichols(3)....................... $104,000     $ 179,000           --            --     $283,000            --
Thomas North(4)......................       --     $ 121,862           --            --     $121,862            --
Fred Jenne(5)........................       --     $ 155,000           --            --     $155,000            --
1993
Roger Ross(1)........................ $300,000            --    $ 300,000            --           --            --
Joe Nichols(3)....................... $283,000            --    $ 283,000            --           --            --
Thomas North(4)...................... $121,862            --    $ 121,862            --           --            --
Fred Jenne(5)........................ $155,000            --           --            --     $155,000            --
J. Daniel McCranie(6)................       --     $ 210,000           --            --           --     $ 210,000

- ---------------
(1) Receivable from Chairman of Ross Technology, Inc. (a subsidiary of the Company), due December 31, 1992 and subsequently extended to May 1993, bearing interest at the rate of 6.15% per annum payable at maturity, and secured by his Cypress Semiconductor stock options.

(2) Receivable from former Chief Operating Officer of Ross Technology, Inc., due March 31, 1992, non-interest bearing and unsecured.

(3) Receivable from former Marketing Manager of Ross Technology, Inc., due June 30, 1993, bearing interest at the rate of 6% per annum payable at maturity, secured by his personal residence.

(4) Receivable from President of Aspen Semiconductor Corporation (a subsidiary of the Company) due on August 30, 1993, bearing interest at the rate of 5% per annum payable at maturity, secured by stock in Aspen Semiconductor.

(5) Receivable from Director of Technology of Aspen Semiconductor Corporation, due April 15, 1994, bearing interest at the rate of 8% per annum payable at maturity, secured by his personal property.

(6) Receivable from Vice President of Marketing and Sales, due October 7, 1996, unsecured and bearing interest at 4% per annum. Principal and interest due at maturity unless Mr. McCranie is still employed by the Company, in which case such indebtedness will be forgiven.

                                                                      SCHEDULE V

                       CYPRESS SEMICONDUCTOR CORPORATION

                             PROPERTY AND EQUIPMENT

                                     BEGINNING                                                         ENDING
CLASSIFICATION                        BALANCE        ADDITIONS     RETIREMENTS*     TRANSFERS**       BALANCE
- ----------------------------------- ------------    -----------    -------------    ------------    ------------
1991
Bldg & Leasehold Improvements...... $ 19,560,000    $12,654,000    $     (42,000)   $         --    $ 32,172,000
Machinery and Equipment............  157,089,000     59,903,000       (6,552,000)             --     210,440,000
Furniture and Fixtures.............    9,261,000      4,349,000         (274,000)             --      13,336,000
Land...............................    4,250,000      2,613,000               --              --       6,863,000
                                    ------------    -----------    -------------    ------------    ------------
    Total.......................... $190,160,000    $79,519,000    $  (6,868,000)   $         --    $262,811,000
                                    ------------    -----------    -------------    ------------    ------------
                                    ------------    -----------    -------------    ------------    ------------
1992
Bldg & Leasehold Improvements...... $ 32,172,000    $ 6,141,000    $  (4,519,000)   $         --    $ 33,794,000
Machinery and Equipment............  210,440,000     23,488,000      (13,648,000)             --     220,280,000
Furniture and Fixtures.............   13,336,000      2,557,000         (390,000)             --      15,503,000
Land...............................    6,863,000        695,000               --              --       7,558,000
                                    ------------    -----------    -------------    ------------    ------------
    Total.......................... $262,811,000    $32,881,000    $ (18,557,000)   $         --    $277,135,000
                                    ------------    -----------    -------------    ------------    ------------
                                    ------------    -----------    -------------    ------------    ------------
1993
Bldg & Leasehold Improvements...... $ 33,794,000    $ 2,079,000    $  (4,709,000)   $    903,000    $ 32,067,000
Machinery and Equipment............  220,280,000     58,021,000      (21,616,000)      9,162,000     265,847,000
Furniture and Fixtures.............   15,503,000             --       (1,454,000)    (10,065,000)      3,984,000
Land...............................    7,558,000             --               --              --       7,558,000
                                    ------------    -----------    -------------    ------------    ------------
    Total.......................... $277,135,000    $60,100,000    $ (27,779,000)   $         --    $309,456,000
                                    ------------    -----------    -------------    ------------    ------------
                                    ------------    -----------    -------------    ------------    ------------

- ---------------
* Includes fixed assets written off in 1992 in conjunction with the Company's restructuring.

** Represents reclassification resulting from implementation of new asset tracking system.

                                                                     SCHEDULE VI

                       CYPRESS SEMICONDUCTOR CORPORATION

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT

                                    BEGINNING                                                         ENDING
         CLASSIFICATION              BALANCE        ADDITIONS       RETIREMENTS      TRANSFERS        BALANCE
- --------------------------------- -------------    ------------    -------------    -----------    -------------
1991
Bldg & Leasehold Improvements.... $  (8,072,000)   $ (2,798,000)    $    42,000     $        --    $ (10,828,000)
Machinery and Equipment..........   (73,763,000)    (31,131,000)      6,558,000              --      (98,336,000)
Furniture and Fixtures...........    (4,969,000)     (3,643,000)        268,000              --       (8,344,000)
                                  -------------    ------------    -------------    -----------    -------------
         Total................... $ (86,804,000)   $(37,572,000)    $ 6,868,000     $        --    $(117,508,000)
                                  -------------    ------------    -------------    -----------    -------------
                                  -------------    ------------    -------------    -----------    -------------
1992
Bldg & Leasehold Improvements.... $ (10,828,000)   $ (4,304,000)    $         0     $        --    $ (15,132,000)
Machinery and Equipment..........   (98,336,000)    (36,503,000)      3,796,000              --     (131,043,000)
Furniture and Fixtures...........    (8,344,000)     (1,999,000)        379,000              --       (9,964,000)
                                  -------------    ------------    -------------    -----------    -------------
         Total................... $(117,508,000)   $(42,806,000)    $ 4,175,000     $        --    $(156,139,000)
                                  -------------    ------------    -------------    -----------    -------------
                                  -------------    ------------    -------------    -----------    -------------
1993
Bldg & Leasehold Improvements.... $ (15,132,000)   $ (2,484,000)    $ 5,594,000     $  (850,000)   $ (12,872,000)
Machinery and Equipment..........  (131,043,000)    (34,394,000)     12,403,000      (6,431,000)    (159,465,000)
Furniture and Fixtures...........    (9,964,000)       (645,000)        129,000       7,281,000       (3,199,000)
                                  -------------    ------------    -------------    -----------    -------------
         Total................... $(156,139,000)   $(37,523,000)    $18,126,000     $        --    $(175,536,000)
                                  -------------    ------------    -------------    -----------    -------------
                                  -------------    ------------    -------------    -----------    -------------

                                                                   SCHEDULE VIII

                       CYPRESS SEMICONDUCTOR CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  BEGINNING   CHARGED TO COSTS     CHARGED TO                      ENDING
DESCRIPTION                        BALANCE      AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS      BALANCE
- --------------------------------- ---------   ----------------   --------------   ----------     ----------
1991
Allowance for sales returns and
  doubtful accounts.............. $ 540,000       $     --          $168,000      $  (65,000)    $  643,000
1992
Allowance for sales returns and
  doubtful accounts.............. $ 643,000       $333,000          $200,000      $ (343,000)    $  833,000
1993
Allowance for sales returns and
  doubtful accounts.............. $ 833,000       $738,000          $125,000      $ (349,000)    $1,347,000

                                                                      SCHEDULE X

                       CYPRESS SEMICONDUCTOR CORPORATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                             CHARGED TO COSTS AND EXPENSES
                                                      -------------------------------------------
                        ITEM                             1993            1992            1991
- ----------------------------------------------------  -----------     -----------     -----------
Maintenance and repairs.............................  $11,809,000     $12,572,000     $12,045,000
Advertising.........................................    1,518,000       1,744,000       3,269,000
Amortization of intangible assets...................    3,722,000       4,828,000       3,963,000