Form 10-Q
period 1994-04-04
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1994-05-12
CIK 791915

Securities and Exchange Commission                May 12, 1994
450 Fifth St., N.W.
Washington, D.C.  20549


RE: Form 10-Q
    Cypress Semiconductor Corporation
    Commission File No.1-10079
    CIK NUMBER 0000791915


Ladies and Gentlemen:

    In accordance with Regulation S-T, we have submitted herewith in electronic format, via EDGAR, one copy of the Company's
Quarterly Report on Form 10-Q, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

     Pursuant to Rule 901(d) of Regulation S-T, by copy of this correspondence, the Company has submitted to the Commission one conforming paper format copy of this electronic filing.

     Please direct all questions concerning the enclosed materials to the undersigned.


Sincerely,

CYPRESS SEMICONDUCTOR CORPORATION


/s/ STUART INOUYE
- - ---------------------------------
Stuart Inouye
Corporate Accounting Manager


Enclosures


cc:  Conforming Paper Copy
     Filer Support
     U.S. Securities and Exchange Commission
     Operations Center; Stop 0-7
     6432 General Green Way
     Alexandria, VA  22312

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549


                               FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 4, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

    ------------- to -----------.

Commission file number 1-10079
                       -------

                  CYPRESS SEMICONDUCTOR CORPORATION
- - ----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Delaware                                94-2885898
- - -------------------------------            ---------------------------
 (State or other jurisdiction                  (I.R.S. employer
      of incorporation or                     identification No.)
       organization)


   3901 North First Street, San Jose, California       95134-1599
- - ----------------------------------------------------------------------
     (address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (408) 943-2600
                                                    ---------------
                            NOT APPLICABLE
- - ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                   Yes  X                     No
                       ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            April 4, 1994 (all one class):  37,327,000
            ------------------------------------------

                  CYPRESS SEMICONDUCTOR CORPORATION

                              FORM 10-Q
                     Quarter Ended April 4, 1994

                                Index

Part I - Financial Information
- - --------------------------------

Item 1.  Condensed Consolidated Financial Statements      Pages 3 - 8
Item 2.  Management's Discussion and Analysis             Pages 9 - 11


Part II - Other Information
- - --------------------------------

Item 1.  Legal Proceedings                                Page 12
Item 4.  Stockholders' Meeting                            Page 12
Item 6.  Exhibits and Reports on Form 8-K                 Page 12


                  CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS

                        (Dollars in thousands)
                              (Unaudited)

                                               April 4,   January 3,
                                                 1994        1994
                                              ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                   $  108,139  $   37,657
  Short-term investments                          78,939      42,933
                                              ----------  ----------
    Total cash, cash equivalents and
      short-term investments                     187,078      80,590
  Accounts receivable, net of allowances of
      $901 at April 4, 1994 and $1,347 at
      January 3, 1994                             53,258      46,247
  Other receivables                                5,942       7,957
  Inventories                                     29,738      29,285
  Other current assets                            20,824      21,759
                                              ----------  ----------
       Total current assets                      296,840     185,838
Property, plant and equipment (net)              140,297     133,920
Other assets                                      22,138      20,890
                                              ----------  ----------
         Total assets                         $  459,275  $  340,648
                                              ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $   30,772  $   26,024
  Accrued liabilities                             17,897      19,641
  Deferred income on sales to distributors         9,126       8,851
  Income taxes payable                            10,356       6,671
                                              ----------  ----------
       Total current liabilities                  68,151      61,187
Convertible subordinated notes                    92,293          --
Deferred income taxes                              4,432       4,432
                                              ----------  ----------
         Total liabilities                       164,876      65,619
                                              ----------  ----------
Minority interest in subsidiaries                  3,344       3,344
                                              ----------  ----------







                  CYPRESS SEMICONDUCTOR CORPORATION

           CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                         (Dollars in thousands)
                              (Unaudited)

                                               April 4,   January 3,
                                                 1994        1994
                                              ----------  ----------

Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                       --          --
  Common stock, $.01 par value, 75,000,000
    shares authorized; 42,100,000 and
    40,973,000 issued; 37,327,000 and
    36,200,000 outstanding                           421         410
  Additional paid-in capital                     217,680     207,846
  Retained earnings                              119,038     109,513
                                              ----------  ----------
                                                 337,139     317,769
  Less shares of common stock held in
    treasury, at cost: 4,773,000 at
    April 4, 1994 and January 3, 1994            (46,084)    (46,084)
                                              ----------  ----------
       Total stockholders' equity                291,055     271,685
                                              ----------  ----------
         Total liabilities and stockholders'
           equity                             $  459,275  $  340,648
                                              ==========  ==========





See accompanying notes to condensed consolidated financial statements.






                  CYPRESS SEMICONDUCTOR CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                              (Unaudited)


                                                Three Months Ended
                                              ----------------------
                                               April 4,    March 29,
                                                 1994        1993
                                              ----------  ----------

Revenues                                      $   90,957  $   69,710
                                              ----------  ----------
Costs and expenses:
  Cost of revenues                                51,216      41,583
  Research and development                        12,593      13,979
  Marketing, general and administrative           13,033      10,674
                                              ----------  ----------
     Total operating costs and expenses           76,842      66,236
                                              ----------  ----------
Operating income                                  14,115       3,474
Interest expense                                     (27)       (169)
Interest and other income                          1,031         619
                                              ----------  ----------
Income before income taxes                        15,119       3,924
Provision for income taxes                        (5,594)     (1,475)
                                              ----------  ----------
Net income                                    $    9,525  $    2,449
                                              ==========  ==========

Net income per share                          $     0.24  $     0.07
                                              ==========  ==========
Weighted average common and common
  equivalent shares outstanding                   40,301      37,554
                                              ==========  ==========


See accompanying notes to condensed consolidated financial statements.


                  CYPRESS SEMICONDUCTOR CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands)
                             (Unaudited)
                                                Three Months Ended
                                              ----------------------
                                               April 4,    March 29,
                                                 1994        1993
                                              ----------  ----------
Cash flows from operating activities:
 Net income                                   $    9,525  $    2,449
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                  11,074      10,675
   Changes in operating assets and
     liabilities:
    Receivables                                   (4,996)     (3,313)
    Inventories                                     (453)      9,039
    Other assets                                     925         998
    Accounts payable and accrued liabilities       3,004      (5,829)
    Deferred income                                  275         441
    Income taxes payable and deferred income
      taxes                                        3,685       2,802
                                              ----------  ----------
Net cash generated by operations                  23,039      17,262
                                              ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments             (36,006)     (3,246)
  Acquisition of property, plant and
    equipment                                    (16,151)     (6,627)
                                              ----------  ----------
Net cash used for investing activities           (52,157)     (9,873)
                                              ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                          --     (10,175)
  Issuance of common stock                         9,845       3,219
  Other                                               --          65
  Issuance of convertible subordinated notes      92,293          --
  Deferred debt issuance costs                    (2,538)         --
                                              ----------  ----------
Net cash provided (used) by financing
  activities                                      99,600      (6,891)
                                              ----------  ----------
Net increase in cash and cash equivalents         70,482         498
Cash and cash equivalents, beginning of year      37,657      12,371
                                              ----------  ----------
Cash and cash equivalents, end of quarter     $  108,139  $   12,869
                                              ==========  ==========


See accompanying notes to condensed consolidated financial statements.

                                  6

                  CYPRESS SEMICONDUCTOR CORPORATION

         Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


1.  Interim Statements

In the opinion of management, the accompanying, unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited financial statements and notes thereto for the year ended January 3, 1994 included in the Company's 1993 Annual Report on Form 10-K.

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three month period ended April 4, 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                               April 4,   January 3,
                                                 1994        1994
                                              ----------  ----------
Inventories:
     Raw materials                            $    8,486  $    8,820
     Work in process                              13,873      13,103
     Finished goods                                7,379       7,362
                                              ----------  ----------
                                              $   29,738  $   29,285
                                              ==========  ==========

3.  Net Income Per Share

Net income per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans as determined by the treasury stock method. Fully diluted earnings per share is not significantly different than primary earnings per share.


4.  Impact of Litigation

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

Texas instruments (TI) has charged the Company and four other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but that "top gating," used now by the Company does not infringe TI's patent. The Company contends that the patents are invalid. In March of 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling. No trial date has been set in the U.S. District Court regarding this matter.

In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the U.S. District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court of Northern California. The trial date has been scheduled for June 5, 1995.

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


5.  Convertible Subordinated Notes

On March 31, 1994, the Company completed a $110 million private placement of 7-year discounted convertible subordinated debentures. The debentures are due in the year 2001, with a coupon rate of 3.15 percent and a yield-to-maturity of 6.04 percent. The debentures are convertible into approximately 3,969,600 shares of common stock and are callable by the Company, three years from the date of issuance. Net proceeds were $89.8 million, after issuance costs of $2.5 million. Issuance costs will be amortized, using the interest rate method, over the life of the debentures.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- - --------------------------

Revenues for the quarter ended April 4, 1994 increased 30.5% over the comparable period in 1993 growing to a record $91.0 million compared to $69.7 million. The increase in revenues is attributed to volume growth in the Static Memory and Datacommunications Divisions, and the addition of the newly-formed Computation Products Division, consisting primarily of IC Designs, Inc. and Performance Semiconductor Corporation's FCT high-speed logic product line, which were purchased by the Company in the fourth quarter of 1993.

The Company's cost of revenues as a percentage of revenues for the quarter ended April 4, 1994 decreased to 56.4%, versus 59.6% in the comparable period in 1993. The decrease in the Company's cost of revenues is mainly due to continued improvement in assembly and test manufacturing costs and faster manufacturing cycle times and increased yields, as well as reduced costs in the domestic production wafer fabrication facilities.

Research and development expenses were 13.8% of revenues in the quarter ended April 4, 1994, versus 20.2% in the comparable period in 1993. The decrease in R&D is attributed primarily to the elimination of significant R&D spending on the Company's subsidiary, Ross Technology, Inc.(Ross) and the Company's strategy to focus on its "Top Ten" projects and hold R&D spending to a slower growth rate than revenue. Ross was subsequently sold in the second quarter of 1993 to Fujitsu Limited.

Marketing, general and administrative expenses have decreased to 14.5% of revenues in the first quarter of 1994, versus 15.3% in the comparable period in 1993 primarily as a result of growing revenues and controlling costs.

Operating income for the quarter ended April 4, 1994 was $14.1 million, or 15.5% of revenues, versus $3.5 million, or 5.0% of revenues, in the comparable period in 1993. The increase in operating income is attributed to revenue growth and improved margins resulting from the Company's cost reduction strategy and a $2.8 million loss recorded by Ross in the first quarter of 1993.

FACTORS AFFECTING FUTURE RESULTS:
- - -----------------------------------

A number of uncertainties exist that could have an impact on the Company's future, including general economic conditions, the rate of growth of the networking, computer and telecommunications market, and the acceleration of new product introductions. The Company's products continue to experience increased competition and as a result, are subject to decreases in average selling prices. Typically, the Company requires new orders in a quarter to meet that quarter's revenue plan. In addition, the semiconductor industry is generally characterized by a highly competitive, rapidly changing environment, where results are often significantly impacted by the introduction of new products, new manufacturing technologies, and rapid changes in the demand for products which can lead to unpredictability in monthly revenues. Due to the effect of these forces on the Company's future operations, past performance should be only one indicator of future performance and investors should not use historical trends to anticipate results in future periods.

Current pending litigation and claims are set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of these matters is remote. However, should the outcome of any of the actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.


LIQUIDITY AND CAPITAL RESOURCES:
- - ---------------------------------

The Company's financial condition remained strong throughout the first quarter of 1994. Cash, cash equivalents and short-term investments equalled $187.1 million at April 4, 1994, an increase of $106.5 million from the end of 1993. The primary reason for the increase in cash was the $89.8 million net proceeds received from the private placement of convertible subordinated notes. The proceeds will be used for general corporate purposes, including expansion of the Company's manufacturing capacity by adding a state-of-the-art wafer fabrication facility at the same site as the current Cypress Minnesota plant in Bloomington, Minnesota (Fab IV). Purchases of capital assets for the remainder of 1994 are expected to be approximately $90.0 million.

The Company purchased $16.2 million in capital equipment during the first quarter of 1994. A majority of the assets purchased will be used to increase capacity in the Company's two domestic production wafer fabrication facilities.

The Company may continue its stock repurchase plan whereby shares may be repurchased from time to time. As of April 4, 1994, 4,773,000 shares have been repurchased under the current plan and there are a total of 600,000 authorized shares remaining to be purchased. The Company will utilize a portion of the repurchased shares for issuance in connection with the Company's stock programs.

While the Company plans to fund working capital requirements through existing capital resources and internally generated cash flow, the Company may, based upon favorable market conditions, choose to raise additional capital through the issuance of equity or debt securities of the Company or its subsidiaries. The Company may also from time to time consider using available funds to acquire complementary technologies and businesses.

                      PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 4 of Notes to Condensed Consolidated Financial Statements.


ITEM 4.  Stockholders' Meeting

On April 22, 1994, at the Company's Annual Meeting of Stockholders, the nominated slate of directors was elected, the 1994 Stock Option Plan was approved and the appointment of the independent accountants was ratified. The results of the votes were as follows:

     (1)  Approval of Directors:

                                                Total Votes
                           Total Votes For     Withheld From
                            Each Director      Each Director
                           ---------------    ---------------
          T.J. Rodgers          29,975,195            170,427
          Pierre Lamond         29,978,785            166,837
          Fred Bialek           29,865,674            279,948
          Eric Benhamou         29,957,651            187,971
          Jack L. Lewis         29,960,501            185,121


     (2)  Approval of the 1994 Stock Option Plan:

            For      14,511,554        Against           10,384,999
            Abstain     186,368        Broker Non-vote    5,062,701


     (3)  Ratification of the Appointment of Independent Accountants:

            For 29,932,135   Against 139,947  Abstain  73,540


ITEM 6:

  (a)  Exhibits - None

  (b)  Reports on Form 8-K:


       The Company reported on Form 8-K, dated March 17, 1994, the announcement of a proposed private placement of up to $100 million of convertible subordinated notes.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:    May 12, 1994               /s/  T.J. Rodgers
      -----------------------       ---------------------------------
                                    T.J. Rodgers
                                    President and Chief Executive
                                    Officer


                                    /s/  Emmanuel Hernandez
                                    ---------------------------------
                                    Emmanuel Hernandez
                                    Vice President, Finance and
                                    Administration and Chief Financial
                                    Officer