Form 10-Q
period 1994-07-04
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1994-08-16
CIK 791915

Securities and Exchange Commission                           August 16, 1994
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


Sincerely,

CYPRESS SEMICONDUCTOR CORPORATION


/s/ STUART INOUYE
- ---------------------------------
Stuart Inouye
Corporate Accounting Manager


Enclosures


cc:  Conforming Paper Copy
     Filer Support
     U.S. Securities and Exchange Commission
     Operations Center; Stop 0-7
     6432 General Green Way
     Alexandria, VA  22312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended July 4, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

    ------------- to -----------.

Commission file number 1-10079
                       -------

                       CYPRESS SEMICONDUCTOR CORPORATION
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                         94-2885898
- -------------------------------                     ---------------------------
 (State or other jurisdiction                            (I.R.S. employer
      of incorporation or                               identification No.)
       organization)


         3901 North First Street, San Jose, California       95134-1599
- -------------------------------------------------------------------------------
           (address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (408) 943-2600
                                                    ---------------

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   July 4, 1994 (all one class):  37,726,000
                   ------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended July 4, 1994

                                     Index

Part I - Financial Information
- --------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages 3 - 9
Item 2.  Management's Discussion and Analysis                  Pages 10 - 12


Part II - Other Information
- --------------------------------

Item 1.  Legal Proceedings                                     Page 13
Item 6.  Exhibits and Reports on Form 8-K                      Page 13


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      July 4,   January 3,
                                                       1994        1994
                                                    ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $   22,299  $   37,657
  Short-term investments                               181,612      42,933
                                                    ----------  ----------
    Total cash, cash equivalents and
      short-term investments                           203,911      80,590
  Accounts receivable, net of allowances of
      $1,845 at July 4, 1994 and $1,347 at
      January 3, 1994                                   58,350      46,247
  Other receivables                                      4,472       7,957
  Inventories                                           31,212      29,285
  Other current assets                                  21,688      21,759
                                                    ----------  ----------
       Total current assets                            319,633     185,838
Property, plant and equipment (net)                    147,544     133,920
Other assets                                            20,972      20,890
                                                    ----------  ----------
         Total assets                               $  488,149  $  340,648
                                                    ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   38,350  $   26,024
  Accrued liabilities                                   23,795      19,641
  Deferred income on sales to distributors               8,627       8,851
  Income taxes payable                                   9,962       6,671
                                                    ----------  ----------
       Total current liabilities                        80,734      61,187
Convertible subordinated notes                          92,703          --
Deferred income taxes                                    4,839       4,432
                                                    ----------  ----------
         Total liabilities                             178,276      65,619
                                                    ----------  ----------
Minority interest in subsidiaries                        3,344       3,344
                                                    ----------  ----------








                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                      July 4,   January 3,
                                                       1994        1994
                                                    ----------  ----------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --          --
  Common stock, $.01 par value, 75,000,000
    shares authorized; 42,499,000 and
    40,973,000 issued; 37,726,000 and
    36,200,000 outstanding                                 425         410
  Additional paid-in capital                           221,579     207,846
  Retained earnings                                    130,609     109,513
                                                    ----------  ----------
                                                       352,613     317,769
  Less shares of common stock held in
    treasury, at cost: 4,773,000 at
    July 4, 1994 and January 3, 1994                   (46,084)    (46,084)
                                                    ----------  ----------
       Total stockholders' equity                      306,529     271,685
                                                    ----------  ----------
         Total liabilities and stockholders'
           equity                                   $  488,149  $  340,648
                                                    ==========  ==========






     See accompanying notes to condensed consolidated financial statements.






                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                Three Months Ended         Six Months Ended
                              ----------------------    ----------------------
                                July 4,    June 28,       July 4,    June 28,
                                 1994        1993          1994        1993
                              ----------  ----------    ----------  ----------

Revenues                      $  100,217  $   74,753    $  191,174  $  144,463
                              ----------  ----------    ----------  ----------
Costs and expenses:
  Cost of revenues                55,676      45,227       106,892      86,810
  Research and development        13,601      13,433        26,194      27,412
  Marketing, general and
    administrative                12,871      11,661        25,904      22,335
  Restructuring and other
    other non-recurring costs         --        (408)           --        (408)
                              ----------  ----------    ----------  ----------
     Total operating costs
       and expenses               82,148      69,913       158,990     136,149
                              ----------  ----------    ----------  ----------
Operating income                  18,069       4,840        32,184       8,314
Interest expense                  (1,301)        (52)       (1,328)       (221)
Interest and other income          1,599         748         2,630       1,367
                              ----------  ----------    ----------  ----------
Income before income taxes        18,367       5,536        33,486       9,460
Provision for income taxes        (6,796)     (1,931)      (12,390)     (3,406)
                              ----------  ----------    ----------  ----------
Net income                    $   11,571  $    3,605    $   21,096       6,054
                              ==========  ==========    ==========  ==========

Net income per share          $     0.29  $     0.10    $     0.52  $     0.16
                              ==========  ==========    ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding                     40,515      37,502        40,408      37,528
                              ==========  ==========    ==========  ==========


     See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                         July 4,     June 28,
                                                          1994        1993
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   21,096  $    6,054
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           22,438      21,544
   Provision for restructuring and other
    non-recurring costs                                        --        (408)
   Non-cash interest and amortization of debt
    issuance costs                                            497          --
   Changes in operating assets and liabilities:
    Receivables                                            (8,618)     (8,502)
    Inventories                                            (1,927)     10,924
    Other assets                                            1,116      (2,690)
    Accounts payable and accrued liabilities               16,480      (6,794)
    Deferred income                                          (224)      1,426
    Income taxes payable and deferred income taxes          3,698       4,254
                                                       ----------  ----------
Net cash generated by operations                           54,556      25,808
                                                       ----------  ----------
Cash flows from investing activities:
  (Increase) decrease in short-term investments          (138,679)      7,881
  Acquisition of property, plant and equipment            (41,375)    (19,612)
  Sale of plant and equipment                               7,918          --
  Acquisition of CONTAQ Microsystems, Inc.                   (969)         --
  Buyout of minority interest in subsidiaries                  --      (3,523)
  Sale of Ross Technology, Inc.                                --       1,969
                                                       ----------  ----------
Net cash used for investing activities                   (173,105)    (13,285)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                                   --     (16,898)
  Issuance of common stock                                 13,748       7,153
  Principal payments on capital lease obligations              --      (2,155)
  Issuance of convertible subordinated notes               92,293          --
  Deferred debt issuance costs                             (2,850)         --
  Other                                                        --         (34)
                                                       ----------  ----------
Net cash provided (used) by financing activities          103,191     (11,934)
                                                       ----------  ----------







                       CYPRESS SEMICONDUCTOR CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                         July 4,     June 28,
                                                          1994        1993
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents      (15,358)        589
Cash and cash equivalents, beginning of year               37,657      12,371
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $   22,299  $   12,960
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three month period ended July 4, 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                                July 4,   January 3,
                                                 1994        1994
                                              ----------  ----------
Inventories:
     Raw materials                            $    8,630  $    8,820
     Work in process                              14,357      13,103
     Finished goods                                8,225       7,362
                                              ----------  ----------
                                              $   31,212  $   29,285
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

Texas instruments (TI) has charged the Company and four other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but that "top gating," used now by the Company does not infringe TI's patent. The Company contends that the patents are invalid. In March of 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling.
A trial date has been scheduled for April 1995 in the U.S. District Court regarding this matter.

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


5.  Convertible Subordinated Notes

On March 31, 1994, the Company completed a $110 million private placement of 7-year discounted convertible subordinated debentures. The debentures are due in the year 2001, with a coupon rate of 3.15 percent and a yield-to-maturity of
6.04 percent. The debentures are convertible into approximately 3,969,600 shares of common stock and are callable by the Company, three years from the date of issuance. Net proceeds were $89.4 million, after issuance costs of $2.9 million. Issuance costs will be amortized, using the interest rate method, over the life of the debentures.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- --------------------------

Revenues for the quarter and six month periods ended July 4, 1994 increased 34.1% and 32.3%, respectively, over the comparable periods a year ago, increasing to $100.2 million and $191.2 million, respectively, compared to $74.8 million and $144.5 million in 1993. Strong growth in the Company's core product lines propelled revenues beyond $100 million for the quarter, and led to record earnings of $0.29 per share. The Company significantly increased revenues for its high-speed static RAM products and Data Communications products. Also contributing to increased revenues in 1994 was the addition of the newly-formed Computation Products Division, mainly consisting of IC Designs, Inc., which was acquired in October of 1993.

The Company's cost of revenues as a percentage of revenues for the quarter and six month periods ended July 4, 1994 decreased to 55.6% and 55.9%, respectively, in comparison with 60.5% and 60.1%, respectively, in the comparable periods in 1993. Cost savings from offshore operations continue to lower assembly and test manufacturing costs. Increased yields in the domestic production wafer fabrication facilities have also reduced costs.

Research and development expenses were 13.6% and 13.7%, of revenues for the quarter and six month periods ended July 4, 1994, versus 18.0% and 19.0% in the comparable periods in 1993. The decrease in R&D is attributed primarily to the elimination of significant R&D spending on the Company's subsidiary, Ross Technology, Inc.(Ross) and the Company's strategy to focus on its "Top Ten" projects and hold R&D spending to a slower growth rate than revenue. Ross was subsequently sold at the end of the second quarter of 1993 to Fujitsu Limited.

Marketing, general and administrative expenses have decreased to 12.8% and 13.5% of revenues for the quarter and six month periods ended July 4, 1994, versus 15.6% and 15.5% in the comparable period in 1993. Revenue growth and cost control were the main factors attributing to decreased cost as a percentage of revenues.

Operating income for the quarter and six month periods ended July 4, 1994 was $18.1 million, or 18.0% of revenues, and $32.2 million, or 16.8% of revenues, respectively. This is an increase from the comparable periods in 1993 which had $4.8 million, or 6.5% of revenues, and $8.3 million, or 5.8% of revenues, respectively. The increase in operating income is attributed to revenue growth and improved margins resulting from the Company's cost reduction strategy.

FACTORS AFFECTING FUTURE RESULTS:
- -----------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES:
- ---------------------------------

The Company's financial condition remained strong throughout the first half of 1994. Cash, cash equivalents and short-term investments equalled $203.9 million at July 4, 1994, an increase of $123.3 million from the end of 1993. The primary reason for the increase in cash was the $89.4 million net proceeds received from the private placement of convertible subordinated notes. The Company also received $7.9 million for the sale of fab equipment in a sale-leaseback transaction in May 1994. The Company plans to continue using the equipment by leasing the equipment back from the lender under an operating lease. A gain of $3.2 million was realized from this transaction which was deferred and will be amortized over the life of the lease. All proceeds will be used for general corporate purposes, including expansion of the Company's manufacturing capacity by adding a state-of-the-art wafer fabrication facility at the same site as the current Cypress Minnesota plant in Bloomington, Minnesota (Fab IV). Purchases of capital assets for the remainder of 1994 are expected to be approximately $100 million.

The Company purchased $41.4 million in capital equipment during the first half of 1994. A majority of the assets purchased will be used to increase capacity in the Company's two domestic production wafer fabrication facilities.

The Company also acquired CONTAQ Microsystems Inc. during the second quarter of 1994 for a net cash outlay of $1.0 million. CONTAQ supplies chipsets to makers of personal computers.

The Company may continue its stock repurchase plan whereby shares may be repurchased from time to time. As of July 4, 1994, 4,773,000 shares have been repurchased under the current plan and there are a total of 600,000 authorized shares remaining to be purchased. The Company will utilize a portion of the repurchased shares for issuance in connection with the Company's stock programs.

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


ITEM 6:

  (a)  Exhibits - None

  (b)  Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:     August 16, 1994           /s/  T.J. Rodgers
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