Form 10-Q
period 1994-10-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1994-11-16
CIK 791915

Securities and Exchange Commission              November 16, 1994
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


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended October 3, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

    ------------- to -----------.

Commission file number 1-10079
                       -------

                       CYPRESS SEMICONDUCTOR CORPORATION
- - -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                         94-2885898
- - -------------------------------                     ---------------------------
 (State or other jurisdiction                            (I.R.S. employer
      of incorporation or                               identification No.)
       organization)


         3901 North First Street, San Jose, California       95134-1599
- - -------------------------------------------------------------------------------
           (address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (408) 943-2600
                                                    ---------------

                                 NOT APPLICABLE
- - -------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  October 3, 1994 (all one class):  38,506,000
                  --------------------------------------------
                                       1

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                         Quarter Ended October 3, 1994

                                     Index

Part I - Financial Information
- - --------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages  3 - 9
Item 2.  Management's Discussion and Analysis                  Pages 10 - 12


Part II - Other Information
- - --------------------------------

Item 1.  Legal Proceedings                                     Page  13
Item 6.  Exhibits and Reports on Form 8-K                      Pages 13 - 15


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Oct. 3,     Jan. 3,
                                                       1994        1994
                                                   ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $    5,325  $   37,657
  Short-term investments                               192,060      42,933
                                                    ----------  ----------
    Total cash, cash equivalents and
      short-term investments                           197,385      80,590
  Accounts receivable, net of allowances of
      $1,539 at October 3, 1994 and $1,347 at
      January 3, 1994                                   61,698      46,247
  Other receivables                                      4,016       7,957
  Inventories                                           31,180      29,285
  Other current assets                                  21,699      21,759
                                                    ----------  ----------
       Total current assets                            315,978     185,838
Property, plant and equipment (net)                    180,500     133,920
Other assets                                            19,541      20,890
                                                    ----------  ----------
         Total assets                               $  516,019  $  340,648
                                                    ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   47,958  $   26,024
  Accrued liabilities                                   22,376      19,641
  Deferred income on sales to distributors               8,945       8,851
  Income taxes payable                                   7,853       6,671
                                                    ----------  ----------
       Total current liabilities                        87,132      61,187
Convertible subordinated notes                          93,114          --
Deferred income taxes                                    4,839       4,432
Other                                                      525          --
                                                    ----------  ----------
         Total liabilities                             185,610      65,619
                                                    ----------  ----------
Minority interest in subsidiaries                        3,344       3,344
                                                    ----------  ----------







                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Oct. 3,     Jan. 3,
                                                       1994        1994
                                                    ----------  ----------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --          --
  Common stock, $.01 par value, 75,000,000
    shares authorized; 43,279,000 and
    40,973,000 issued; 38,506,000 and
    36,200,000 outstanding                                 432         410
  Additional paid-in capital                           228,496     207,846
  Retained earnings                                    144,221     109,513
                                                    ----------  ----------
                                                       373,149     317,769
  Less shares of common stock held in
    treasury, at cost: 4,773,000 at
    October 3, 1994 and January 3, 1994                (46,084)    (46,084)
                                                    ----------  ----------
       Total stockholders' equity                      327,065     271,685
                                                    ----------  ----------
         Total liabilities and stockholders'
           equity                                   $  516,019  $  340,648
                                                    ==========  ==========





     See accompanying notes to condensed consolidated financial statements.






                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                Three Months Ended         Nine Months Ended
                              ----------------------    ----------------------
                                Oct. 3,    Sept. 27,      Oct. 3,    Sept. 27,
                                 1994        1993          1994        1993
                              ----------  ----------    ----------  ----------

Revenues                      $  104,013  $   77,037    $  295,187  $  221,500
                              ----------  ----------    ----------  ----------
Costs and expenses:
  Cost of revenues                56,763      45,351       163,655     132,161
  Research and development        13,402      11,174        39,596      38,586
  Marketing, general and
    administrative                13,246      11,752        39,150      34,087
  Restructuring and other non-
    recurring costs (credits)         --          --            --        (408)
                              ----------  ----------    ----------  ----------
     Total operating costs
       and expenses               83,411      68,277       242,401     204,426
                              ----------  ----------    ----------  ----------
Operating income                  20,602       8,760        52,786      17,074
Interest expense                  (1,295)        (34)       (2,623)       (255)
Interest and other income          2,299         769         4,928       2,136
                              ----------  ----------    ----------  ----------

Income before income taxes        21,606       9,495        55,091      18,955
Provision for income taxes        (7,994)     (3,418)      (20,384)     (6,824)

                              ----------  ----------    ----------  ----------
Net income                    $   13,612  $    6,077    $   34,707      12,131
                              ==========  ==========    ==========  ==========

Net income per share:

    Primary                   $     0.33  $     0.16    $     0.85  $     0.32
    Fully Diluted             $     0.32  $       --    $     0.84  $       --

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                       41,390      39,075        40,734      38,057
    Fully Diluted                 45,360          --        43,440          --


     See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                       ----------------------
                                                         Oct 3,     Sept 27,
                                                          1994        1993
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   34,707  $   12,131
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           33,364      30,781
   Provision for restructuring and other
    non-recurring costs                                        --        (408)
   Non-cash interest and amortization of debt
    issuance costs                                            996          --
   Changes in operating assets and liabilities:
    Receivables                                           (11,510)    (10,324)
    Inventories                                            (1,895)     11,590
    Other assets                                            1,243      (5,291)
    Accounts payable and accrued liabilities               24,670         425
    Deferred income                                            94       3,491
    Income taxes payable and deferred income taxes          1,589       7,294
                                                       ----------  ----------
Net cash generated by operations                           83,258      49,689
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments                     (149,127)    (17,855)
  Acquisition of property, plant and equipment            (84,052)    (38,228)
  Sale of plant and equipment                               7,918          --
  Acquisition of CONTAQ Microsystems, Inc.                   (969)         --
  Buyout of minority interest in subsidiaries                  --      (7,356)
  Sale of Ross Technology, Inc.                                --      15,463
                                                       ----------  ----------
Net cash used for investing activities                   (226,230)    (47,976)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                                   --     (16,898)
  Issuance of common stock                                 20,672      14,811
  Principal payments on capital lease obligations              --      (2,420)
  Issuance of convertible subordinated notes               92,293          --
  Deferred debt issuance costs                             (2,850)         --
  Change in minority interest                                  --      (1,034)
  Other                                                       525          --
                                                       ----------  ----------
Net cash provided (used) by financing activities          110,640      (5,541)
                                                       ----------  ----------






                       CYPRESS SEMICONDUCTOR CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                       ----------------------
                                                         Oct. 3,    Sept. 27,
                                                          1994        1993
                                                       ----------  ----------

Net decrease in cash and cash equivalents                 (32,332)     (3,828)
Cash and cash equivalents, beginning of year               37,657      12,371
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $    5,325  $    8,543
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and nine month periods ended October 3, 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                              October 3,   January 3,
                                                 1994        1994
                                              ----------  ----------
Inventories:
     Raw materials                            $    9,207  $    8,820
     Work in process                              14,194      13,103
     Finished goods                                7,779       7,362
                                              ----------  ----------
                                              $   31,180  $   29,285
                                              ==========  ==========

3.  Net Income Per Share

Net income per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans as determined by the treasury stock method. Fully diluted earnings per share assumes full conversion of the convertible subordinated note into common shares and the elimination of the related interest requirements (net of income taxes).


4.  Impact of Litigation

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

Texas instruments (TI) has charged the Company and three other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but "top gating", used now by the Company does not infringe TI's patent. The Company contends that the patents are invalid in there entirety. In March of 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling. A trial date has been scheduled for April 1995 in the U.S. District Court regarding this matter.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- - --------------------------

Revenues for the quarter and nine month periods ended October 3, 1994 increased 35.0% and 33.3%, respectively, over the comparable periods a year ago, increasing to $104.0 million and $295.2 million, respectively, compared to $77.0 million and $221.5 million in 1993. Continued growth in its core product lines allowed the Company to achieve record revenues and record earnings per share this quarter. A significant factor in the Company's revenue increase is the growth in the high-speed Static Memory Division. Although average selling prices in this division have remained stable, increased volume has allowed revenues to grow by 82.3% from 1993. The Data Communications Division's growth in revenues has been driven primarily by new product sales, led by its Specialty Memory line of products (Dual Ports and FIFO's). Market acceptance of other new products, such as Roboclok and HOTlink, has also contributed to revenue growth. Sales of these products have increased the average selling price of Data Communication products by 10% over last year. Also contributing to increased revenues in 1994 was the addition of the newly-formed Computation Products Division, primarily consisting of products manufactured by IC Designs, Inc., acquired in October of 1993.

The Company's cost of revenues as a percentage of revenues for the quarter and nine month periods ended October 3, 1994 decreased to 54.6% and 55.4%, respectively, in comparison with 58.9% and 59.7%, respectively, in the comparable periods for 1993. The Company continues to experience lower wafer costs from its domestic fabrication plants due to improved yields. A change in product mix also contributed to the increase in gross margins, especially in the Data Communications Division, where sales shifted towards new products with higher average selling prices and higher margins.

Research and development(R & D) expenses were 12.9% and 13.4%, of revenues for the quarter and nine month periods ended October 3, 1994, versus 14.5% and 17.4% in the comparable periods for 1993. Although actual R & D spending has increased from prior year, the rate of growth has been significantly less than the rate of growth in revenues. Cypress expects to continue increasing actual R & D spending in the future to assist with the development of new products and enhance its design and process technologies.

Marketing, general and administrative expenses have decreased to 12.7% and 13.3% of revenues for the quarter and nine month periods ended October 3, 1994, versus 15.3% and 15.4% in the comparable periods for 1993. Although actual marketing, general and administrative expenses have increased over 1993, the rate of growth has been significantly less than the rate of growth in revenues.

Operating income for the quarter and nine month periods ended October 3, 1994 was $20.6 million, or 19.8% of revenues, and $52.8 million, or 17.9% of revenues, respectively. This is an increase from the comparable periods in 1993 of $8.8 million, or 11.4% of revenues, and $17.1 million, or 7.7% of revenues, respectively. The increase in operating income, in actual dollars and as a percentage of revenues, is attributed to revenue growth and enhanced margins resulting from improving fab yields and cost controls.

Net interest and other income for the quarter and nine month periods ended October 3, 1994 was $1.0 million and $2.3 million, respectively, compared to $0.7 million and $1.9 million in the comparable periods for 1993. Cash investments have increased due to proceeds received from the convertible subordinated note in March of this year. The rise in the average balance of investments coupled with an increase in rates of return earned on short-term investments are primarily responsible for the growth in interest income this year. This increase was partially offset by an increase in interest expense related to the issuance of the convertible debt. The Company also realized increased gains from foreign exchange transactions.


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

Typically, the Company requires new orders in a quarter to meet that quarter's revenue plan. In addition, the semiconductor industry is generally characterized by a highly competitive, rapidly changing environment, where results are often significantly impacted by the introduction of new products and new manufacturing technologies. Also, rapid changes in the demand for products can lead to unpredictability in monthly revenues. Due to the effect of these forces on the Company's future operations, past performance should be only one indicator of future performance and investors should not use historical trends to anticipate results in future periods.

Current pending litigation and claims are set forth in Note 4 of the Notes to the Condensed Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of these matters is remote. However, should the outcome of any of the actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

LIQUIDITY AND CAPITAL RESOURCES:
- - ---------------------------------

The Company's financial condition remained strong throughout the first nine months of 1994. Cash, cash equivalents and short-term investments totaled $197.4 million at October 3, 1994, an increase of $116.8 million compared to 1993. The primary reason for this increase in cash was the $89.4 million net proceeds received from the private placement of convertible subordinated notes.

The Company also received $7.9 million from the sale of fab equipment in a May 1994 sale-leaseback transaction. All proceeds will be used for general corporate purposes, including expansion of the Company's manufacturing capacity by adding another state-of-the-art wafer fabrication facility (Fab IV) at the same site as the current Cypress Minnesota plant in Bloomington, Minnesota (Fab
III). Total corporate purchases of capital assets for the remainder of 1994 are expected to be approximately $54 million.

The Company purchased $84.1 million in capital equipment during the first nine months of 1994. A majority of the assets purchased were used to increase capacity in the Company's production wafer fabrication facilities. The Company also began purchasing capital equipment for Fab IV.

The Company acquired CONTAQ Microsystems Inc. during the second quarter of 1994 for a net cash outlay of $1.0 million. CONTAQ supplies chipsets to personal computer manufacturers. The impact of this acquisition was not material to the Company's financial position.

During the third quarter of 1994, the Company made its first interest payment related to the convertible debentures. An interest payment of $1.6 million was made in September.

In September 1994, the Company entered into a lease financing arrangement with respect to its manufacturing and office facilities in San Jose, California, which included a deposit by the Company of approximately $13 million related to its obligation to arrange the sale of the facilities at the end of a five-year period. The Company may enter into similar financing arrangements for its facilities in the future.

The Company may continue its stock repurchase plan in the future. As of October 3, 1994, 4,773,000 shares have been repurchased under the current plan and there are a total of 600,000 authorized shares remaining to be purchased. The Company will utilize a portion of the repurchased shares for issuance in connection with the Company's stock programs.

While the Company plans to fund working capital requirements through existing capital resources and internally generated cash flow, the Company may, based upon favorable market conditions, choose to raise additional capital through the issuance of equity or debt securities of the Company. The Company may also from time to time consider using available funds to acquire complementary technologies and businesses.

                           PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 4 of Notes to the Condensed Consolidated Financial Statements.


ITEM 6:

  (a)  Exhibits - 11.1  "Computation of Net Income Per Share and Dilutive
                         Common Share Equivalents"

  (b)  Reports on Form 8-K - None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                Three Months Ended         Nine Months Ended
                              ----------------------    ----------------------
                                Oct. 3,    Sept. 27,      Oct. 3,    Sept. 27,
                                 1994        1993          1994        1993
                              ----------  ----------    ----------  ----------
PRIMARY:
- - ----------------------------
Weighted average number of
  common shares outstanding       38,171      35,977        37,486      35,748

Common share equivalents:
  Dilutive effect of
  outstanding stock options        3,219       3,098         3,248       2,309
                              ----------  ----------    ----------  ----------

Weighted average number of
  common shares and dilutive
  common share equivalents
  outstanding                     41,390      39,075        40,734      38,057
                              ==========  ==========    ==========  ==========
Net income used in per share
  computation                     13,612       6,077        34,707      12,131
                              ==========  ==========    ==========  ==========
Net income per common and
  common equivalent share     $     0.33  $     0.16    $     0.85  $     0.32
                              ==========  ==========    ==========  ==========
FULLY DILUTED:
- - ----------------------------
Weighted average number of
  common shares outstanding       38,171          --        37,486          --

Common share equivalents:
  Dilutive effect of
  outstanding stock options        3,219          --         3,248          --

  Shares issuable upon
  conversion of convertible
  subordinated notes               3,970          --         2,706          --
                              ----------  ----------    ----------  ----------

Weighted average number of
  common shares and dilutive
  common share equivalents
  outstanding                     45,360          --        43,440          --
                              ==========  ==========    ==========  ==========




                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                      COMMON SHARE EQUIVALENTS (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)


                                Three Months Ended         Nine Months Ended
                              ----------------------    ----------------------
                                Oct. 3,    Sept. 27,      Oct. 3,    Sept. 27,
                                 1994        1993          1994        1993
                              ----------  ----------    ----------  ----------

Net income used in per share
  computation                     14,415          --        36,314          --
                              ==========  ==========    ==========  ==========
Net income per common and
  common equivalent share     $     0.32  $       --    $     0.84  $       --
                              ==========  ==========    ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:    November 16, 1994          /s/  T.J. Rodgers
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