Form 10-Q/A
period 1994-10-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1995-01-19
CIK 791915

              Securities and Exchange Commission
                    Washington D.C.  20549



                         Form 10-Q/A

               Amendment to Application or Report


              Quarterly Report pursuant to Section
             13 or 15(d) of the Securities Exchange
                         Act of 1934


                Cypress Semiconductor Corporation
      (Exact name of Registrant as specified in its charter)

                        Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Report on Form 10-Q dated November 16, 1994 as set forth in the pages attached hereto.


     Item 6(a).   Part I Exhibit:
                  --------------------

                  Exhibit No. 27    Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CYPRESS SEMICONDUCTOR CORPORATION


Date:  January 19, 1995            /s/  T.J. Rodgers
- - ----------------------------       ----------------------------
                                   T.J. Rodgers
                                   President and Chief Executive
                                   Officer


                                   /s/  Emmanuel Hernandez
                                   ----------------------------
                                   Emmanuel Hernandez
                                   Vice President, Finance and
                                   Administration and Chief
                                   Financial Officer