Form 10-K405
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1995-03-30
CIK 791915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
               For the fiscal year ended January 2, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]
        For the transition period from             to

COMMISSION FILE NUMBER: 1-10079

                       CYPRESS SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                          (State or other jurisdiction
                       of incorporation or organization)
                                   94-2885898
                                (I.R.S. Employer
                              Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. /X/

     At February 24, 1995, registrant had outstanding 39,500,868 shares of Common Stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 24, 1995 on the New York Stock Exchange, was approximately $1,066,523,436. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

GENERAL

     Cypress Semiconductor Corporation ("Cypress" or the "Company") designs, develops, manufactures and markets a broad line of high performance digital integrated circuits for a range of markets, including computers, telecommunications, instrumentation and military systems. The Company currently offers approximately 295 products, most of which are designed to equal or exceed the speed performance of other equivalent commercially available products, from its static memory, programmable products, computation products and data communications divisions. Cypress's products are marketed worldwide through a network of 23 North American sales offices, 6 North American distributors, 19 U.S. sales representative firms, 10 European sales offices, an office in Japan, an office in Singapore and 28 international sales representative firms. The Company sells its products to a wide range of customers, including AT&T, Alcatel, Cisco Systems, Compaq Computer, Digital Equipment, Hewlett-Packard, IBM, Intel, Motorola, NEC, Northern Telecom, Siemens, and 3Com Corporation. In 1994, international sales contributed 32% of the Company's total sales.

     The Company's initial strategy was to provide innovative high performance CMOS (complementary metal-oxide silicon) integrated circuits to niche markets, which were believed to be too small to warrant the considerable investment which would be required for the major established international semiconductor manufacturers to target those markets. The Company modified its strategy during 1992 to focus on selected high volume products, particularly in the static RAM and PLD markets, to bring those products to market quickly and at reduced cost and to achieve significant market acceptance of those targeted products. Because of the highly competitive nature of the semiconductor industry, its cyclicality and anticipated pressure on average selling prices over the life of any particular product, the Company's ability to successfully implement this strategy and achieve its revenue, earnings and gross margin goals will depend upon a number of factors, including its ability to maintain its position in the high performance markets, to increase its presence in the more competitive high volume markets, to continue to successfully design and develop new products utilizing advanced semiconductor design and process technologies in a timely fashion, to improve manufacturing yields and reduce manufacturing costs and cycle time and to effectively market and sell its products in light of significant domestic and international competition.

     The Company was incorporated in California in December 1982. The Company's initial public offering of Common Stock occurred in May 1986 at which time the Company's Common Stock commenced trading on the Nasdaq National Market. In February 1987, the Company reincorporated in Delaware. The Company listed its Common Stock on the New York Stock Exchange on October 17, 1988.

PRODUCTS

     In 1993, in order to lower costs and accelerate its response to market opportunities, Cypress reduced the number of business units from eight to four -- two focused on core technologies (Static Memory Division and Programmable Products Division) and two on end-market segments (Data Communications Division and Computation Products Division). The 1994 acquisition of Contaq Microsystems, Inc., a chipset design group, has increased the number of products Cypress supports on the PC motherboard. Because the semiconductor industry is characterized by rapid technological change, resulting in products with higher speed, densities and performance capabilities and continuing evolution of process technologies, the Company's success will continue to depend upon timely development, introduction and market acceptance of new products in these areas.

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

  Programmable Products Division (PPD)

     EPROMs (Erasable Programmable Read-Only Memories). EPROMs are used in computers and telecommunications systems to store fixed data which is not altered during machine operation. Customers buy blank EPROMs and program the data which is required for a specific application. EPROMs are generally used in systems such as high performance computers, telecommunication equipment, military equipment and computer peripherals. In September 1984, Cypress introduced its first high speed CMOS EPROMs and became one of the first companies to combine the fast operating speeds of PROMs with the low power consumption of the CMOS technology. The Company believes that it is one of the broad-line performance and volume leaders in the fast CMOS EPROM market, with products ranging from 4K to 1Meg in density.

     PLDs (Programmable Logic Devices). The "logic" in an electrical system performs the non-memory functions, such as "floating-point mathematics," or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. The Company manufactures several logic circuits which are programmable by the user. The Company's PLD products allow the user to replace many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. Cypress's CMOS PLDs are as fast as the fastest bipolar PLDs but require 50% less power for the same function at the equivalent speed. The Company's CMOS PLD products are differentiated based on organization and complexity, including the number of inputs and whether the outputs are dedicated or programmable. The Company's PLD portfolio consists of a wide variety of devices ranging from the Flash 16V8 to the very high density CPLD's (complex PLD's) and FPGA's (field programmable gate array). All Cypress products are supported by the WARPTM software tool set which is based on VHDL (very high speed integrated circuit hardware description language), an industry standard.

     FCT (Fast CMOS Technology) Logic Devices. The Company's 1993 acquisition of certain inventory and technology from Performance Semiconductor Corporation's FCT product line gives the Company access to widely used logic devices for implementing bus interface and standard logic functions in high speed systems. The Company now offers a full compliment of standard logic and bus interface functions at 8 and 16 Bits.

  Data Communications Division (DCD)

     The Company's Datacom products serve the high speed data communications market with a range of products from the physical connection layer to system level solutions. HOTLinkTM, a high speed, point-to-point serial communications chip, is the Company's first product addressing this market. HOTLink has ramped into production as the interface of choice for ECONTM the IBM standard for connecting mainframes to mass storage (disk farms) devices. RoboKLOK, in production for over one year, continues to find new applications as the industry's most flexible programmable skew clock generator. The SST (SONET Serial

Transceiver) went from sampling in Q1 to full production and became one of the top revenue providers by the end of the year. This device produces performance which is superior to competitive products. The specialty memory devices show continued strength as the telecom and cellular markets continue to grow. VME products revenue have grown at a moderate pace and new products will be added in 1995.

  Computation Products Division (CPD)

     Timing Technology Devices. The Company serves this market through its subsidiary, IC Designs, Inc. (ICD), in Kirkland, Washington. Timing technology devices are widely used in personal computers. Consequently, ICD serves high volume major personal computer manufacturers. ICD's clock oscillators control the intricate timing of all aspects of a computer system, including signals for the computer's CPU, video controller, keyboard, disk drives, system bus, serial ports and real-time clock. ICD's clock synthesizer integrates essentially all clock requirements of a personal computer, thus reducing size, power consumption and cost. ICD's programmable metal can oscillator, QuiXTALTM, is able to replace individual oscillators and control timing signals in virtually every type of electronic equipment expanding beyond the personal computer market.

     Systems Logic. The Company serves the PC compatible systems logic market with products from its recently acquired company, Contaq Microsystems, Inc. The group will be taking advantage of its SRAM capabilities to provide products with significantly higher levels of integration than its competitors. The group's goal is to provide, from one source, all of the silicon on a PC motherboard, except the CPU and DRAM.

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

     The Company's research and development expenditures in 1994 were $53.2 million (13% of revenues), compared with $49.8 million (16% of revenues) in 1993 and $65.0 million (24% of revenues) in 1992. The decline in R&D expenses as a percent of revenues in 1994 is partially attributed to the sale of its subsidiary Ross Technology, Inc., in 1993. R&D expenses as a percent of revenues without the expenses incurred by Ross would have been 15% and 20% in 1993 and 1992, respectively. Although actual research and development spending increased from the prior year, the rate of growth was surpassed by the growth in revenues. The Company expects to continue to increase spending in research and development in order to maintain its competitiveness in new product design and process technology development.

MANUFACTURING

     The Company manufactures its products at three sub-micron wafer fabrication facilities using its proprietary 0.5, 0.65, 0.8 and 1.2-micron CMOS, 0.8 and 0.5-micron BiCMOS and 0.65-micron Flash technologies. To further its competitive position, the Company has programs to reduce manufacturing cycle times, improve yields and lower costs. Cypress San Jose (Fab I), the Company's first fabrication facility is the heart of Cypress's research and development operations. Cypress Texas (Fab II) is the Company's largest wafer fabrication facility. Cypress Minnesota (Fab III), which commenced operations in 1991, has nearly doubled its manufacturing output from 1993 to 1994. Cypress Minnesota (Fab IV), currently under construction next to Fab III, is the Company's newest wafer fabrication facility. Fab IV is planned to be in production during the second half of 1995. This will be a complete 0.5 micron and below capable 8-inch wafer fab. During December 1994, Cypress Minnesota demonstrated fully functional 8-inch wafers utilizing its pilot line. Assembly and Test operations continue in Asia with offshore contractors. In March 1995, the Company made a $1.6 million deposit on land in the Philippines. The full cost of the land is $3.5 million which will be paid pending the Company's achieving "pioneer" status with the Export Processing Zone Authority of the Philippines. An Assembly and Test plant is planned to be operational in 1996.

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

     International revenues were 32% in 1994 compared to 27% in 1992 and 1993. One distributor accounted for 10% of revenue in 1994 and 11% of revenue in 1993. The Company warrants its products against defects in materials and workmanship for a period of one year and the product warranty is generally limited to a refund of the original purchase price of the product.

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

     There are few CMOS competitors in the relatively small high speed PROM market. However, with the Company's entry into the EPROM market, the Company will increasingly compete in CMOS EPROMs with Advanced Micro Devices (AMD), SGS Thompson, Texas Instruments, Fujitsu, Atmel and Waferscale Integration. The Company competes extensively against bipolar PROM circuit manufacturers such as Philips Corporation, AMD and National Semiconductor Corporation.

     The Company's PLD competition consists of bipolar products from companies such as AMD and Texas Instruments, and from CMOS PLDs from larger competitors, including Samsung, AMD, Actel, Altera, Lattice Semiconductor and Xilinx. Additionally, the sale of PLDs is, in part, dependent on the availability of user design software. Both Altera and Xilinx have such software packages.

     The Company's data communications and logic products compete against bipolar products of similar functionality from established companies such as AMD, as well as CMOS versions of these products from companies such as IDT, Samsung and Sharp.

     The Company competes against companies such as ICS/Avasem and Chrontel with respect to timing technology products; IDT, Quality Semiconductor and Pericom with respect to FCT products; and IDT, among others, with respect to module products.

     The Company's system logic products compete with products from Intel, Opti, VLSI and Taiwanese manufacturers SIS, ALI and UMC.

PATENTS AND LICENSES

     The Company currently has 43 patents and has 56 additional patent applications on file with the United States Patent Office and is preparing to file several more patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, the Company believes that patents are becoming increasingly important to compete in the industry and has an active program to acquire additional patent protection.

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

EMPLOYEES

     As of January 2, 1995, the Company and its subsidiaries had 1,423 employees, as compared to 1,262 in 1993. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's executive offices, engineering and research and development facilities are located in an approximately 60,000 square foot building at 195 Champion Court, San Jose, California under a lease which will expire in 1999. The lease rate is subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell or acquire the property at the end of the lease term (see Note 7 of the Consolidated Financial Statements).

     Research and development and other Company staff functions are located on the San Jose site. This office space is composed of approximately 75,000 square feet in a building located at 4001 North First Street, San Jose, California under a lease which expires in 1996.

     In December 1988, the Company purchased the two undeveloped industrial lots on either side of its headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, will be retained for future expansion of the San Jose building complex.

     The Company owns an approximately 65,000 square foot wafer fabrication facility (Fab II) in Round Rock, Texas, and an approximately 170,000 square foot wafer fabrication facility (Fab III) and an approximately 100,000 square foot wafer fabrication facility (Fab IV) under development on 18 acres of land in Bloomington, Minnesota. The Fab IV lease rate is subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell or acquire the property at the end of the lease term (see Note 7 of the Consolidated Financial Statements).

     The Company leases additional space for domestic sales and design centers in Huntsville, Alabama; Calabasas, Irvine, San Diego and San Jose, California; Denver and Colorado Springs, Colorado; Orlando and Tampa, Florida; Roswell, Georgia; Palatine, Illinois; Columbia, Maryland; Minnetonka, Minnesota; Starkville, Mississippi; Nashua, New Hampshire; Laurence Harbor, New Jersey; Poughkeepsie, New York; Raleigh, North Carolina; Beaverton and Portland, Oregon; Trevose, Pennsylvania; Austin, Houston and Richardson, Texas; and Falls Church, Virginia. The Company leases international sales and design centers in La Hupe, Belgium; Les Ulis Cedex, France; Milano, Orbassano and Rome, Italy; Tokyo, Japan; Taby, Sweden; Cheshire, Basingstoke and Hertfordshire, United Kingdom; Henstedt-Ulzburg and Zorneding, Germany; and Singapore, Singapore.

ITEM 3.  LEGAL PROCEEDINGS

     Texas Instruments (TI) has charged the Company and three other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but "top gating", used now by the Company, does not infringe TI's patent. The Company contends that the patents are invalid in their entirety. In March of 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling. A trial date has been scheduled for April 1995 in the U.S. District Court regarding this matter.

     In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the U.S. District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court for the of California. The trial date has been scheduled for July 10, 1995.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol "CY." The following table sets forth, for the periods indicated, the low, high and closing sales prices for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. At January 2, 1995 there were approximately 2,295 holders of record of the Company's Common Stock.

                                                                   PRICE RANGE OF
                                                                   COMMON STOCK($)
                                                              -------------------------
                                                               LOW      HIGH      CLOSE
                                                              -----     -----     -----
        Fiscal year ended January 2, 1995:
          First Quarter.....................................  13.38     19.88     16.13
          Second Quarter....................................  13.88     18.75     16.38
          Third Quarter.....................................  15.75     20.50     16.38
          Fourth Quarter....................................  15.50     23.50     23.13
        Fiscal year ended January 3, 1994:
          First Quarter.....................................   8.63     12.38     10.25
          Second Quarter....................................   9.38     14.50     14.38
          Third Quarter.....................................  12.13     16.75     13.00
          Fourth Quarter....................................  11.25     15.13     13.50

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 YEAR ENDED(1)
                                              ----------------------------------------------------
                                                1994       1993       1992       1991       1990
                                              --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating results:
  Revenues..................................  $406,359   $304,512   $272,242   $286,829   $225,232
  Acquisition-related non-recurring
     charges................................        --    (18,271)        --         --         --
  Restructuring and other non-recurring
     costs..................................        --        408    (39,700)        --         --
  Income (loss) from operations.............    77,792     10,686    (35,636)    44,759     42,295
  Income (loss) before tax..................    80,115     12,567    (32,928)    51,771     50,349
  Net income (loss).........................    50,472      8,043    (21,010)    34,171     33,230
  Net income (loss) per share
     Primary................................  $   1.23   $   0.21   $  (0.56)  $   0.85   $   0.87
     Fully Diluted..........................  $   1.20         --         --         --         --
  Weighted average common and common
     equivalent shares outstanding
     Primary................................    41,160     38,109     37,257     40,334     38,251
     Fully Diluted..........................    44,305         --         --         --         --
Balance sheet data:
  Cash and short-term investments...........  $193,275   $ 80,590   $ 82,046   $103,703   $ 91,650
  Working capital...........................   225,952    124,651    133,966    150,735    139,192
  Total assets..............................   555,699    340,648    320,504    374,603    309,395
  Long term debt and capital lease
     obligations (excluding current
     portion)...............................    93,653         --      1,597      3,310      5,400
  Stockholders' equity......................   352,999    271,685    262,061    298,612    242,208

---------------
(1) The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1994, the Company reported record revenues of $406.4 million, an increase of 33.4% over last year. The growth in revenues resulted in record profits of $50.5 million, or $1.20 per share, compared to $8.0 million, or $0.21 per share in 1993. This improvement in profitability was driven by the Company's increased gross margins in 1994. As a result of lower manufacturing costs, gross margins rose at the rate of one basis point per quarter. Lower costs allowed the Company to continue to compete effectively in price-competitive, high-volume markets.

     In March, the Company completed a $110-million private placement of 7-year discounted convertible notes due in 2001. A portion of the net proceeds of $89.4 million is being used to build a new 8-inch wafer fabrication facility in Minnesota (Fab IV), which will provide additional production capacity. Construction on the new fab began in the second quarter of 1994, with an expected completion date in mid-1995.

     During 1994, the Company entered into two operating lease agreements with respect to its manufacturing and office facilities in San Jose and the construction of its Fab IV manufacturing facility in Minnesota. The San Jose facilities agreement included a deposit of $13.1 million related to its obligation to arrange the sale of the facilities at the end of a five-year period. The lease agreement related to the new Fab IV facility in Minnesota is a similar arrangement except that the lease period is ten years, and the amount of the deposit at year-end was $5.4 million. Both deposits are recorded as restricted investments and are classified as non-current assets on the balance sheet (see Note 7 of the Consolidated Financial Statements).

RESULTS OF OPERATIONS

     In 1994, revenues increased to a record $406.4 million, compared to $304.5 million in 1993 and $272.2 million in 1992. The Static Memory and Data Communications Divisions were the primary contributors to the growth in revenues. The increase in revenues in the Static Memory Division was triggered by an over 60% increase in volume from the previous year due to the strong demand for cache memory in personal computers. The growth in the Data Communications Division can be attributed to the introduction of new products, led by the Specialty Memory line. 1994 was also the first year in which the Company recorded significant revenues from its newly formed Computation Products Division.

     Cost of revenues as a percent of revenues for 1994 decreased to 55%, compared to 59% in 1993 and 58% in 1992. Cost of revenues have decreased steadily throughout 1994. Due to improved yields and faster cycle times in its domestic production wafer fabrication plants, the Company experienced lower wafer costs than in previous years. Lower cycle times and improved inventory management have allowed the Company to reduce days in inventory to 44 compared to 56 days in 1993 and 89 days in 1992.

     Research and development (R&D) expenses decreased to 13% of revenues, compared to 16% in 1993 and 24% in 1992. The decline in R&D expenses as a percent of revenues in 1994 is partially attributed to the sale of Ross Technology, Inc., in June 1993. R&D expenses as a percent of revenues without the expenses incurred by Ross would have been 15% and 20% in 1993 and 1992, respectively. Although actual research and development spending increased from the prior year, the rate of growth was surpassed by the growth in revenues. The Company expects to continue to increase spending in research and development in order to maintain its competitiveness in new product design and process technology development.

     Marketing, general and administrative expenses decreased to 13% of revenues in 1994, compared to 15% in 1993 and 17% in 1992. Although actual spending increased significantly, the rate of growth was less than the rate of growth in revenues. As the Company grows, cost control measures will continue to be maintained.

     Income from operations increased significantly in 1994, growing to $77.8 million. Income from operations in 1993 was $10.7 million, and in 1992, the Company incurred a $35.6 million operating loss. The increase in operating income can be attributed to significant revenue growth and better operating margins realized due to lower operating expenses, improved manufacturing efficiencies, and cost control measures. Included in operating income for 1993 were non-recurring charges of $18.3 million related to acquisitions made by the Company. The operating loss experienced in 1992 included a $39.7 million charge for restructuring and other non-recurring costs. Without these non-recurring charges, operating income would have been $29.0 million in 1993, and $4.1 million in 1992.

     Net interest income in 1994 increased to $2.3 million, compared to $1.9 million in 1993, but lower than the $2.7 million in 1992. Cash investments have increased due to the $89.4 million of net proceeds received from the convertible subordinated notes issued in March of this year. The higher average balance of investments and the increased average rate of return on short-term investments in 1994 resulted in the improvement in interest income. This increase was partially offset by additional interest expense related to the issuance of the convertible notes.

     The Company recorded income tax expense of $29.6 million in 1994, compared to $4.5 million in 1993 and an $11.9 million income tax benefit in 1992 as a result of the pre-tax loss of $32.9 million during that period. The effective tax rate in 1994, 1993, and 1992 was 37.0%, 36.0%, and 36.2%, respectively.

     In 1994, the Company's net income was $50.5 million, an increase from 1993 net income of $8.0 million and 1992 net loss of $21.0 million. Net income for 1993 would have been $19.5 million without acquisition-related, non-recurring charges and $4.3 million for 1992 without the restructuring and other non-recurring charges.

FACTORS AFFECTING FUTURE RESULTS

     A number of uncertainties exist that could have an impact on the Company's future, including general economic conditions, the rate of growth of the networking, computer and telecommunications markets, and the need to accelerate new product introductions. The Company's products continue to encounter increased competition, and as a result, are subject to decreases in average selling prices. Typically, the Company requires new orders, in addition to its existing backlog, to meet that quarter's revenue plan. In addition, the semiconductor industry is generally characterized by a highly competitive, rapidly changing environment, where results are often significantly impacted by the introduction of new products, new manufacturing technologies, and rapid changes in the demand for products, which can lead to unpredictability in monthly revenue. Due to the effect of these forces on the Company's future operations, past performance should be only one indicator of future performance and investors should not use historical trends to anticipate results in future periods.

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

FINANCIAL CONDITION

     The Company's financial condition remained strong throughout 1994. Cash, cash equivalents, and short-term investments at the end of fiscal year 1994 were $193.3 million, an increase of $112.7 million from fiscal year-end 1993. Cash generated from operations grew in 1994 to $122.1 million, compared to $68.9 million and $33.7 million in 1993 and 1992, respectively. A significant increase in revenues and more efficient manufacturing resulted in an increase in cash generated from operations.

     Cash used for investing activities increased to $222.5 million, compared to $41.9 million and $28.0 million in 1993 and 1992, respectively. Capital expenditures for 1994 grew to $112.4 million. This is a significant increase from the $55.5 million of capital expenditures made in 1993 and $31.9 million in 1992. The increase in capital is primarily due to the expansion of the Company's manufacturing capacity and the construction of the new state-of-the-art, 8-inch fabrication facility in Minnesota (Fab IV).

     Cash generated from financing activities increased to $96.0 million in 1994, compared to a cash use of $1.8 million in 1993 and $18.4 million in 1992. The primary reason for the growth in cash from financing activities was the $89.4 million net proceeds received from the issuance of the convertible subordinated notes in March 1994. The Company also received $24.5 million from the issuance of capital stock through the exercise of employee and other stock options. In 1993 and 1992, the cash received from the exercise of stock options was $20.4 million and $11.0 million, respectively. In 1994, the Company entered into two operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota. These agreements require that the Company maintain a specific level of restricted cash or investments to serve as collateral for these leases. These restricted investments of $18.5 million at year-end are classified as non-current assets on the balance sheet. In 1993 and 1992, the Company repurchased treasury stock in transactions totalling $19.7 million and $26.4 million, respectively. In 1994, no treasury stock was repurchased.

     The Company anticipates that existing sources of liquidity and cash flows from operations will be sufficient to satisfy its cash needs in the foreseeable future. The Company may, from time to time, as market conditions warrant, purchase shares of its own common stock on the open market, invest in complementary technologies, products, or businesses, or raise additional capital through public and private markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         JANUARY 2,     JANUARY 3,
                                                                            1995           1994
                                                                         ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents............................................   $  33,308      $  37,657
  Short-term investments...............................................     159,967         42,933
                                                                         ----------     ----------
  Total cash, cash equivalents, and short-term investments.............     193,275         80,590
  Accounts receivable, net of allowances for doubtful accounts and
     customer returns of $1,393 in 1994 and $1,347 in 1993.............      67,763         46,247
  Other receivables....................................................       2,426          7,957
  Inventories..........................................................      28,372         29,285
  Other current assets.................................................      25,278         21,759
                                                                         ----------     ----------
     Total current assets..............................................     317,114        185,838
Property, plant and equipment, net.....................................     201,590        133,920
Other assets...........................................................      36,995         20,890
                                                                           ========       ========
                                                                          $ 555,699      $ 340,648
                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................   $  55,777      $  26,024
  Accrued compensation and employee benefits...........................      10,544          7,071
  Other accrued liabilities............................................      11,714         12,570
  Deferred income on sales to distributors.............................       9,688          8,851
  Income taxes payable.................................................       3,439          6,671
                                                                         ----------     ----------
     Total current liabilities.........................................      91,162         61,187
Convertible subordinated notes.........................................      93,653             --
Deferred income taxes..................................................      11,209          4,432
Other long-term liabilities............................................       6,676          3,344
                                                                         ----------     ----------
     Total liabilities.................................................     202,700         68,963
                                                                         ----------     ----------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none
     issued and outstanding............................................          --             --
  Common stock, $.01 par value, 75,000,000 shares authorized;
     43,683,000 and 40,973,000 issued; 38,910,000 and 36,200,000
     outstanding.......................................................         437            410
  Additional paid-in capital...........................................     238,661        207,846
  Retained earnings....................................................     159,985        109,513
                                                                         ----------     ----------
                                                                            399,083        317,769
  Less shares of common stock held in treasury, at cost; 4,773,000
     shares at January 2, 1995 and January 3, 1994.....................     (46,084)       (46,084)
                                                                         ----------     ----------
     Total stockholders' equity........................................     352,999        271,685
                                                                         ----------     ----------
                                                                          $ 555,699      $ 340,648
                                                                           ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        YEAR ENDED
                                                        -------------------------------------------
                                                        JANUARY 2,     JANUARY 3,      DECEMBER 28,
                                                           1995           1994             1992
                                                        ----------     -----------     ------------
Revenues..............................................   $ 406,359     $   304,512     $    272,242
Costs and expenses:
  Cost of revenues....................................     222,620         179,821          158,159
  Research and development............................      53,188          49,798           64,951
  Marketing, general and administrative...............      52,759          46,344           45,068
  Acquisition-related non-recurring charges...........          --          18,271               --
  Restructuring and other non-recurring costs.........          --            (408)          39,700
                                                        ----------     -----------     ------------
Total operating costs and expenses....................     328,567         293,826          307,878
                                                        ----------     -----------     ------------
Operating income (loss)...............................      77,792          10,686          (35,636)
Interest expense......................................      (4,041)           (289)            (440)
Interest income and other.............................       6,364           2,170            3,148
                                                        ----------     -----------     ------------
Income (loss) before income taxes.....................      80,115          12,567          (32,928)
(Provision) benefit for income taxes..................     (29,643)         (4,524)          11,918
                                                        ----------     -----------     ------------
Net income (loss).....................................   $  50,472     $     8,043     $    (21,010)
                                                          ========      ==========       ==========
Net income (loss) per share:
     Primary..........................................   $    1.23     $      0.21     $      (0.56)
                                                          ========      ==========       ==========
     Fully diluted....................................   $    1.20     $        --     $         --
                                                          ========      ==========       ==========
Weighted average common and common equivalent shares
  outstanding:
     Primary..........................................  41,160,000      38,109,000       37,257,000
     Fully diluted....................................  44,305,000              --               --

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (SHARES AND DOLLARS IN THOUSANDS)

                                             COMMON STOCK     ADDITIONAL                           TOTAL
                                            ---------------   PAID-IN    RETAINED   TREASURY   STOCKHOLDERS'
                                            SHARES   AMOUNT   CAPITAL    EARNINGS    STOCK        EQUITY
                                            ------   ------   --------   --------   --------   -------------
Balances at December 30, 1991.............  37,840    $378    $175,754   $122,480         --     $ 298,612
Issuance of common stock under employee
  stock plans.............................   1,100      11       9,059                               9,070
Tax benefit resulting from stock option
  transactions............................                       1,748                               1,748
Repurchase of common stock under share
  repurchase program......................  (2,873)                                 $(26,359)      (26,359)
Net loss for the year.....................                                (21,010)                 (21,010)
                                            ------   ------   --------   --------   --------   -------------
Balances at December 28, 1992.............  36,067     389     186,561    101,470    (26,359)    $ 262,061
Issuance of common stock under employee
  stock plans and other...................   2,033      21      17,051                              17,072
Tax benefit resulting from stock option
  transactions............................                       4,234                               4,234
Repurchase of common stock under share
  repurchase program......................  (1,900)                                  (19,725)      (19,725)
Net income for the year...................                                  8,043                    8,043
                                            ------   ------   --------   --------   --------   -------------
Balances at January 3, 1994...............  36,200     410     207,846    109,513    (46,084)    $ 271,685
Issuance of common stock under employee
  stock plans and other...................   2,710      27      24,475                              24,502
Tax benefit resulting from stock option
  transactions............................                       6,340                               6,340
Net income for the year...................                                 50,472                   50,472
                                            ------   ------   --------   --------   --------   -------------
Balances at January 2, 1995...............  38,910    $437    $238,661   $159,985   $(46,084)    $ 352,999
                                            ======   ======   ========   ========   ========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 1995         1994          1992
                                                              ----------   ----------   ------------
Cash flow from operating activities:
  Net income (loss).........................................  $   50,472    $   8,043     $(21,010)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................      45,039       41,245       47,634
     Non-cash interest and amortization of debt issuance
       costs................................................       1,639           --           --
     Provision for restructuring and other non-recurring
       costs................................................          --         (408)      34,723
     Acquisition-related non-recurring charges..............          --       18,271           --
     Deferred income taxes..................................       1,257       (6,209)     (11,570)
     Changes in operating assets and liabilities:
       Receivables..........................................     (15,985)      (7,093)      12,156
       Inventories..........................................         913       11,800          451
       Other assets.........................................      (3,908)      (2,278)       1,020
       Accounts payable and accrued liabilities.............      31,999       (1,132)     (12,805)
       Deferred income......................................         837        3,488       (5,234)
       Income taxes payable and deferred income taxes.......       9,885        3,203      (11,680)
                                                              ----------   ----------   ------------
Net cash flow generated from operating activities...........     122,148       68,930       33,685
                                                              ----------   ----------   ------------
Cash flow from investing activities:
  Decrease (increase) in short-term investments.............    (117,034)      26,742        8,957
  Acquisition of property, plant, and equipment.............    (112,370)     (55,485)     (31,899)
  Sale of equipment.........................................       7,918           --           --
  Acquisition of IC Designs, Inc., net of cash acquired.....          --      (16,629)          --
  Acquisition of FCT product line...........................          --       (5,270)          --
  Buyout of minority interest in subsidiaries...............          --       (7,356)          --
  Sale of Ross Technology, Inc..............................          --       17,087           --
  Other.....................................................        (969)        (967)      (5,090)
                                                              ----------   ----------   ------------
Net cash flow used for investing activities.................    (222,455)     (41,878)     (28,032)
                                                              ----------   ----------   ------------
Cash flow from financing activities:
  Principal payments on capital lease obligations and
     short-term debt........................................          --       (2,490)      (4,206)
  Issuance of convertible subordinated notes, net of
     issuance costs.........................................      89,443           --           --
  Restricted investments related to building lease
     agreement..............................................     (18,513)          --           --
  Repurchase of common stock................................          --      (19,725)     (26,359)
  Issuance of capital stock.................................      24,502       20,449       10,962
  Other.....................................................         526           --        1,250
                                                              ----------   ----------   ------------
Net cash flow generated (used) for financing activities.....      95,958       (1,766)     (18,353)
                                                              ----------   ----------   ------------
Net increase (decrease) in cash and cash equivalents........      (4,349)      25,286      (12,700)
Cash and cash equivalents, beginning of year................      37,657       12,371       25,071
                                                              ----------   ----------   ------------
Cash and cash equivalents, end of year......................  $   33,308    $  37,657     $ 12,371
                                                               =========     ========   ==========
Supplemental disclosures:
  Cash paid during the year for:
     Interest...............................................  $    1,677    $     289     $    440
     Income taxes...........................................  $   24,214    $   1,635     $  5,892

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Cypress Semiconductor Corporation (the "Company" or "Cypress") was incorporated in California in December 1982, commenced business activities on April 7, 1983, and reincorporated in Delaware in February 1987. The Company designs, develops and manufactures a broad range of high-performance integrated circuits. The Company sells to the networking, military, computer, telecommunications and instrumentation application markets.

     The Company's operations outside the U.S. primarily relate to foreign sales offices. The assets, liabilities, and results of operations of these entities were not significant for any of the years presented. The Company conducts European operations and imports its products through a subsidiary located in the Netherlands, Cypress Semiconductor International, Incorporated (CSII). Export revenues, principally to customers in Europe, Japan, and Canada, were 32%, 27%, and 27% of total revenues in 1994, 1993, and 1992, respectively. As of January 2, 1995, all of the Company's subsidiaries are wholly owned, except for Cypress Semiconductor (Texas), Inc. (CTI), the Company's wafer fabrication facility in Texas, which is approximately 17% owned by Altera Corporation (Altera). Altera receives wafer fab capacity commensurate with its ownership percentage.

     In 1992, sales to one customer accounted for 12% of total revenue. No one customer accounted for greater than 10% of revenues in 1994 or 1993. Additionally, sales to one distributor accounted for 10%, 11% and 10% of total revenues in 1994, 1993 and 1992, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     Fiscal years 1994, 1993, and 1992 ended January 2, 1995, January 3, 1994, and December 28, 1992, respectively. The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31. Fiscal years 1994 and 1992 each comprised 52 weeks and fiscal year 1993 comprised 53 weeks.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales to domestic distributors are made under agreements allowing certain rights of return and price protection on merchandise unsold by the distributors. Accordingly, the Company defers recognition of sales and profit on such sales until the merchandise is sold by the domestic distributors.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     Effective January 4, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Upon adoption of SFAS 115, the Company classified, and continues to classify, all investments as available for sale, based upon the Company's intention to use these investments to fund working capital needs. The investments, which all have contractual maturities of less than two years, are carried at cost plus accrued interest, which approximated market for the entire fiscal year.

                       CYPRESS SEMICONDUCTOR CORPORATION

     A summary of the carrying amounts of the investments at January 2, 1995 is as follows:

                                                                   CARRYING AMOUNT
                                                                ----------------------
                                                                (DOLLARS IN THOUSANDS)
            Corporate debt securities.........................         $  5,958
            State and municipal obligations...................          138,195
            Other.............................................           15,814
                                                                    -----------
              Total...........................................         $159,967
                                                                ================

INVENTORIES

     Inventories are valued at standard costs that approximate actual costs, but not in excess of market. Cost is determined on a first-in, first-out basis. Market is based on estimated net realizable value. The components of inventories are as follows:

                                                                 JANUARY 2,     JANUARY 3,
                                                                    1995           1994
                                                                 ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
        Raw materials..........................................   $  8,519       $  8,820
        Work-in-process........................................     12,325         13,103
        Finished goods.........................................      7,528          7,362
                                                                 ----------     ----------
          Total................................................   $ 28,372       $ 29,285
                                                                   =======        =======

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, or lease term if less than useful life. Accelerated methods of computing depreciation are used for tax purposes. The components of property, plant, and equipment are as follows:

                                                  USEFUL LIVES     JANUARY 2,     JANUARY 3,
                                                    IN YEARS          1995           1994
                                                  ------------     ----------     ----------
                                                                    (DOLLARS IN THOUSANDS)
        Land....................................                   $    7,558     $    7,558
        Machinery and equipment.................      3 to 5          336,747        265,847
        Buildings and leasehold improvements....     7 to 10           32,257         32,067
        Furniture and fixtures..................           5            4,110          3,984
                                                                   ----------     ----------
                                                                      380,672        309,456
        Accumulated depreciation and
          amortization..........................                     (179,082)      (175,536)
                                                                   ----------     ----------
          Total.................................                   $  201,590     $  133,920
                                                                    =========      =========

GOODWILL

     Goodwill acquired in connection with the purchase of other businesses is recorded at cost and amortized over a four- or five-year period using the straight-line method. At each fiscal year-end, the Company determines whether there has been any permanent impairment in the value of goodwill. The measurement of possible impairment is based on determining whether projected undiscounted future cash flows from

                       CYPRESS SEMICONDUCTOR CORPORATION
operations exceed the net book value of the goodwill as of the measurement date. As of January 2, 1995, there has been no such impairment.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The statement requires that the Company follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

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

NOTE 2:  RESTRUCTURING AND OTHER NON-RECURRING COSTS

     In June 1993, Cypress sold its SPARCTM microprocessor subsidiary, Ross Technology, Inc., to Fujitsu Limited for $21.8 million. The Company received an aggregate of $16.6 million in 1993, and $4.3 million in 1994. In addition to the divestiture of Ross, the Company restructured the equity of two of its subsidiaries, Aspen Semiconductor Corporation and Multichip Technology Incorporated, by acquiring employee minority interests consisting of stock options and stock received from exercised stock options. Aspen Semiconductor was absorbed into two of Cypress's divisions, Static Memory and Programmable Products. Multichip Technology is now integrated as a part of the Static Memory division. These restructuring activities and the divestiture of Ross resulted in a net one-time pre-tax credit of $408,000.

     In 1992, the Company undertook several restructuring actions. In the second quarter, the Company transferred a significant portion of its assembly, test, mark, and shipping (back-end production) offshore to Bangkok, together with a reduction in headcount. In the fourth quarter, the Company (1) transferred the remaining portion of back-end production to Bangkok; (2) consolidated the majority of wafer production in the Company's six-inch wafer manufacturing plants in Texas and Minnesota; (3) consolidated other facilities; and (4) further reduced headcount. These actions resulted in pre-tax charges of $2.5 million and $23.7 million in the second and fourth quarters, respectively. This restructuring was completed in 1993 with no significant adjustments to amounts provided in 1992.

     During the fourth quarter of 1992, the Company recorded a pre-tax charge of $13.5 million for several legal matters and claims, some of which were resolved in 1993 at amounts approximating charges recorded in 1992. Remaining legal reserves at the end of 1994 were $5.1 million and are included in Other Accrued Liabilities.

                       CYPRESS SEMICONDUCTOR CORPORATION

NOTE 3:  ACQUISITIONS AND RELATED CHARGES

     In the fourth quarter of 1993, the Company acquired 100% of IC Designs, Inc., a manufacturer of timing technology products for the personal computer market, for $16.3 million plus $4 million for certain covenants not to compete. The aggregate purchase price of $20.3 million was allocated to assets purchased and liabilities assumed based on independent appraisal as follows:

            Current assets..........................................  $ 6,600,000
            Covenant not to compete.................................    4,000,000
            R&D in process..........................................   11,000,000
            Completed technology....................................    4,000,000
            Goodwill................................................    2,000,000
            Other assets............................................      400,000
            Current liabilities.....................................   (1,800,000)
            Deferred taxes..........................................   (5,900,000)
                                                                      -----------
              Total.................................................  $20,300,000
                                                                       ==========

     The following summarizes the unaudited pro forma results of operations of the Company for 1993 and 1992 assuming the acquisition of IC Designs had occurred at the beginning of 1992 (dollars in thousands, except per share amounts):

                                                                   YEAR ENDED
                                                          ----------------------------
                                                          JANUARY 3,      DECEMBER 28,
                                                             1994             1992
                                                          -----------     ------------
                                                                  (UNAUDITED)
            Revenues....................................   $ 317,280        $283,026
            Net income (loss)...........................   $   9,076        $(21,148)
            Net income (loss) per share.................   $    0.24        $  (0.57)

     In December 1993, the Company acquired the inventory and technology of the high-speed logic product line of Performance Semiconductor for an aggregate cost of $5.3 million. This cost has been allocated based on independent appraisal as follows:

            Inventory...............................................  $ 2,100,000
            R&D in process..........................................    3,100,000
            Completed technology....................................    1,100,000
            Liabilities.............................................   (1,000,000)
                                                                      -----------
              Total.................................................  $ 5,300,000
                                                                       ==========

     The pro forma effect of this product line is not significant. These acquisitions have been accounted for on the purchase method and the intangible assets acquired, including covenants not to compete, completed technology and goodwill, are being amortized over three to five years.

     Acquired R&D in process aggregating $14.1 million was charged to expense in the fourth quarter of 1993. In addition, the Company recorded a non-recurring charge of $4.2 million for certain restructuring activities of Cypress, necessitated by the increased volume requirements associated with these acquisitions. This includes costs of moving a significant portion of back-end manufacturing operations to an additional Cypress facility, including $2.7 million for the write-down of equipment that will be disposed of and $1.5 million for costs of

                       CYPRESS SEMICONDUCTOR CORPORATION
moving certain equipment. The Company expects to complete these restructuring activities in 1995 at costs approximating the amounts originally provided.

NOTE 4:  CONVERTIBLE SUBORDINATED NOTES

     On March 31, 1994, the Company completed a $110 million private placement of 7-year discounted convertible subordinated notes. The notes are due in the year 2001, with a coupon rate of 3.15 percent and a yield-to-maturity of 6.04 percent. The notes are convertible into approximately 3,969,600 shares of common stock and are callable by the Company three years from the date of issuance. Net proceeds were $89.4 million, after issuance costs of $2.9 million. The discount is being amortized using the effective interest rate method over the life of the notes. The Company must also maintain compliance with certain financial covenants. At year-end, the convertible subordinated notes totalled $93.7 million, which approximates fair market value.

NOTE 5:  COMMON STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

1994 STOCK OPTION PLAN

     In 1994, the Company adopted a new stock option plan (the New Plan). The New Plan replaced the Company's 1985 Incentive Stock Option Plan and the 1988 Directors' Stock Option Plan (the Terminated Plans) with respect to future option grants. Under terms of the New Plan, options may be granted to qualified employees, consultants, officers and directors of the Company or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted under the New Plan is typically equal to the fair market value of the common stock at the date of grant. The New Plan includes shares that remained available under the Terminated Plans and provides for an annual increase in shares available for issuance pursuant to nonstatutory stock options equal to 4.5% of the Company's outstanding common stock at the end of each fiscal year.

     Table 1 summarizes information relating to shares under option and shares available for grant under the Terminated and New Plans.

                       CYPRESS SEMICONDUCTOR CORPORATION

             TABLE 1.  SHARES UNDER OPTION AND AVAILABLE FOR GRANT

                                                                        OUTSTANDING OPTIONS
                                                      SHARES       ------------------------------
                                                    AVAILABLE      NUMBER OF
                                                    FOR GRANT        SHARES         PRICE RANGE
                                                    ----------     ----------     ---------------
Balance, December 30, 1991........................   3,383,306     8,411,548      $ 2.00 - $20.38
  Options granted.................................  (5,792,115)    5,792,115      $ 8.88 - $16.00
  Options exercised...............................          --      (405,557 )    $ 2.00 - $15.13
  Options cancelled...............................   4,726,428     (4,726,428)    $ 4.00 - $20.38
                                                    ----------     ----------
Balance, December 28, 1992........................   2,317,619     9,071,678      $ 2.00 - $18.50
  Options granted.................................  (3,236,270)    3,236,270      $10.00 - $14.38
  Options exercised...............................          --     (1,580,751)    $ 2.00 - $11.00
  Options cancelled...............................   1,374,442     (1,374,442)    $ 2.00 - $14.38
                                                    ----------     ----------
Balance, January 3, 1994..........................     455,791     9,352,755      $ 2.00 - $18.50
  Options authorized..............................   3,000,000            --          --       --
  Options granted.................................  (2,774,361)    2,774,361      $15.13 - $22.50
  Options exercised...............................          --     (1,957,563)    $ 2.00 - $16.88
  Options cancelled...............................     683,659      (683,659 )    $ 2.49 - $20.00
                                                    ----------     ----------
Balance, January 2, 1995..........................   1,365,089     9,485,894      $ 2.00 - $18.50
                                                     =========     ==========
Options exercisable on January 2, 1995............                 4,770,472      $ 2.00 - $22.50
                                                                   ==========

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

     In 1986, the Company approved an Employee Qualified Stock Purchase Plan, which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. The Plan consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as employee's enrollment price multiplied by purchased shares). Of the 2,800,000 shares authorized under the Plan, 2,324,251 shares were issued through 1994 including, 450,248, 452,507, and 693,936 shares in 1994, 1993, and 1992, respectively.

OTHER EMPLOYEE BENEFIT PLANS

     The Company also maintains a Section 401(k) Plan, Profit Sharing Plan, and Key Employee Bonus Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 20% of their eligible earnings to the Plan Trust.

     Under the Profit Sharing Plan, all qualified employees are provided an equal share of bonus payments, which are based on the Company achieving a targeted level of earnings per share. In 1994 and 1993, $5,241,000 and $1,599,000, respectively, were charged to operations in connection with the Profit Sharing Plan.

     In 1994, a Key Employee Bonus Plan was established which provides for bonus payments to selected employees upon achievement of certain Company and individual performance targets. In 1994, $1,902,000 was charged to operations in connection with this Plan.

                       CYPRESS SEMICONDUCTOR CORPORATION

NOTE 6:  INCOME TAXES

     The components of the provision for income taxes are summarized in Table 2. Income (loss) before taxes is principally attributed to domestic operations.

     The tax provision differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes as shown in Table 3.

     The components of the net deferred tax asset as January 2, 1995 and January 3, 1994 under FAS 109 were as follows:

                                                                     JANUARY 2,     JANUARY 3,
                                                                        1995           1994
                                                                     ----------     ----------
                                                                      (DOLLARS IN THOUSANDS)
    Deferred tax assets:
    Deferred income on sales to distributors.......................   $   3,988      $  3,680
    Inventory reserves and basis differences.......................       5,077         4,788
    Reserve for restructuring......................................       2,032         2,351
    Asset valuation and other reserves.............................       6,851         3,498
    State tax net of federal tax...................................         297            --
    Other, net.....................................................       4,616         3,982
                                                                     ----------     ----------
      Total deferred tax asset.....................................      22,861        18,299
                                                                     ----------     ----------
    Deferred tax liabilities:
    Excess of tax over book depreciation...........................     (11,829)       (3,716)
    State taxes net of federal benefit.............................          --          (527)
    Other, net.....................................................         (38)       (1,399)
                                                                     ----------     ----------
      Total deferred tax liability.................................     (11,867)       (5,642)
                                                                     ----------     ----------
    Net deferred tax asset.........................................   $  10,994      $ 12,657
                                                                       ========       =======

     The net deferred tax asset at January 2, 1995, is substantially realizable through carry-back to prior years taxable income. Other Current Assets include current deferred tax assets of $22,203,000 at January 2, 1995 and $17,088,000 at January 3, 1994, respectively.

                       CYPRESS SEMICONDUCTOR CORPORATION

             TABLE 2. COMPONENTS OF THE PROVISION FOR INCOME TAXES

                                                                        YEAR ENDED
                                                        ------------------------------------------
                                                        JANUARY 2,     JANUARY 3,     DECEMBER 28,
                                                           1995           1994            1992
                                                        ----------     ----------     ------------
                                                                  (DOLLARS IN THOUSANDS)
    Current tax expense (benefit):
      U.S. Federal....................................   $ 24,998       $  9,507        $   (923)
      State and local.................................      3,286          1,055             398
      Foreign.........................................        101            171             177
                                                        ----------     ----------     ------------
    Total current.....................................     28,385         10,733            (348)
                                                        ----------     ----------     ------------
    Deferred tax expense (benefit):
      U.S. Federal....................................        709         (5,918)         (9,019)
      State and local.................................        549           (291)         (2,551)
                                                        ----------     ----------     ------------
    Total deferred....................................      1,258         (6,209)        (11,570)
                                                        ----------     ----------     ------------
         Total........................................   $ 29,643       $  4,524        $(11,918)
                                                          =======        =======      ==========

                       TABLE 3. TAX PROVISION DIFFERENCES

                                                                        YEAR ENDED
                                                        ------------------------------------------
                                                        JANUARY 2,     JANUARY 3,     DECEMBER 28,
                                                           1995           1994            1992
                                                        ----------     ----------     ------------
                                                                  (DOLLARS IN THOUSANDS)
    Statutory rate....................................         35%           35%              34%
    Tax at U.S. statutory rate........................   $ 28,040        $4,398         $(11,195)
    State income taxes, net of federal benefit........      2,492           497           (1,421)
    Tax credits.......................................       (300)         (679)            (379)
    Net FSC benefit...................................       (427)         (974)              --
    Benefit of tax free investments...................     (1,324)           --               --
    Other, net........................................      1,162         1,282            1,077
                                                        ----------     ----------     ------------
         Total........................................   $ 29,643        $4,524         $(11,918)
                                                          =======       =======       ==========

NOTE 7:  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     The Company leases most of its manufacturing and office facilities under noncancelable operating lease agreements that expire at various dates through 2004. These leases require the Company to pay taxes, insurance, and maintenance expenses, and provide for renewal options at the then fair market rental value of the property.

     In September 1994, the Company entered into a five-year operating lease for office and manufacturing facilities in San Jose, California. In December 1994, the Company entered into a ten-year operating lease for wafer fabrication facilities being constructed (Fab IV) in Bloomington, Minnesota. These leases require quarterly payments which vary based on the London interbank offering rate (LIBOR). Both leases provide the Company with the option of either acquiring the properties at their original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company is contingently liable under certain first-loss clauses for up to $20.5 million at January 2, 1995. Furthermore, the Company must maintain restricted cash or investments ($18.5 million at January 2, 1995) to serve as collateral for these leases and maintain

                       CYPRESS SEMICONDUCTOR CORPORATION
compliance with certain financial covenants. Management believes that this contingent liability will not have a material adverse effect on the Company's financial position or results of operations.

     The aggregate annual rental commitments under noncancelable operating leases as of January 2, 1995, are:

                               FISCAL YEAR                      (DOLLARS IN THOUSANDS)
            --------------------------------------------------  ----------------------
            1995..............................................         $  3,497
            1996..............................................            3,667
            1997..............................................            3,554
            1998..............................................            3,354
            1999..............................................            2,248
            2000 and thereafter...............................            7,636
                                                                     ----------
              Total...........................................         $ 23,956
                                                                ================

     Rental expense was approximately $4,954,000 in 1994, $4,036,000 in 1993, and $4,782,000 in 1992.

LITIGATION AND ASSERTED CLAIMS

     In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

     Texas Instruments (TI) has charged the Company and three other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but that "top gating," used now by the Company, does not infringe TI's patent. The Company contends that the patents are invalid in their entirety. In March 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling. A trial date has been scheduled for April 1995 in the U.S. District Court regarding this matter.

     In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the United States District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court of California. The trial date has been scheduled for July 10, 1995.

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

NOTE 8:  RELATED PARTIES

     During 1990, the Company made a cost-basis investment of $1.0 million in Vitesse Semiconductor Series E Preferred Stock (which has been converted to common stock since Vitesse's public offering) and guaranteed an equipment lease line of credit for Vitesse, of $3.5 million, maturing on August 31, 1997. The outstanding principal balance related to the lease line at January 2, 1995, was $0.9 million. As of January 2,

                       CYPRESS SEMICONDUCTOR CORPORATION

1995, the Company's cost-basis investment was $1,000,000. The Company's chairman, board member, and its president are members of the Vitesse Board of Directors.

     During 1992, the Company made a cost-basis investment of $2.0 million in QuickLogic Series D preferred stock. An additional $189,000 was invested in 1994 and $195,000 in 1993. The Company also recorded sales to QuickLogic of $1,972,000 in 1994 and at fiscal year-end 1994, the Company had a receivable due from QuickLogic of $787,000 and a payable due QuickLogic of $207,000. Under certain circumstances, the Company may be required to make additional investments in QuickLogic. The Company's chairman is a member of the Board of Directors of QuickLogic.

     During 1994, 1993 and 1992, the Company paid approximately $254,000, $291,000 and $242,000, respectively, to a member of the Board of Directors for consulting services.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cypress Semiconductor Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at January 2, 1995 and January 3, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 20, 1995

                            QUARTERLY FINANCIAL DATA

                                                                 THREE MONTHS ENDED
                                                -----------------------------------------------------
                                                JANUARY
                                                   2,         OCTOBER 3,       JULY 4,      APRIL 4,
                                                  1995           1994            1994         1994
                                                --------     -------------     --------     ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................  $111,172       $ 104,013       $100,217      $90,957
Gross margin..................................    52,206          47,250         44,541       39,742
Net income....................................    15,765          13,611         11,571        9,525
Net income per share
  Primary.....................................  $   0.37       $    0.33       $   0.29      $  0.24
                                                ========      ==========       ========      =======
  Fully diluted...............................  $   0.36       $    0.32       $     --      $    --
                                                ========      ==========       ========      =======

                                                                 THREE MONTHS ENDED
                                                -----------------------------------------------------
                                                JANUARY
                                                   3,        SEPTEMBER 27,     JUNE 28,     MARCH 29,
                                                  1994           1993            1993         1993
                                                --------     -------------     --------     ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................  $ 83,012       $  77,037       $ 74,753      $69,710
Gross margin..................................    35,352          31,686         29,526       28,127
Net income (loss).............................    (4,088)          6,077          3,605        2,449
Net income (loss) per share...................  $  (0.11)      $    0.16       $   0.10      $  0.07
                                                ========      ==========       ========      =======

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding each of the Company's current executive officers is set forth below:

                                                                                             OFFICER
                 NAME                   AGE                     POSITION                      SINCE
--------------------------------------  ---     -----------------------------------------    -------
T. J. Rodgers.........................  46      President and Chief Executive Officer          1982
Antonio R. Alvarez....................  38      Vice President, Research and Development       1993
Emmanuel Hernandez....................  39      Vice President, Finance & Administration,      1993
                                                Chief Financial Officer
J. Daniel McCranie....................  51      Vice President, Marketing and Sales            1993
Lothar Maier..........................  39      Vice President, Wafer Fabrication,             1994
                                                President, Cypress Semiconductor
                                                (Minnesota), Inc.

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

     Lothar Maier joined the Company in July 1983 as Manufacturing Engineering Manager. Mr. Maier assumed full responsibility for Fab I in February of 1988, and held this position until the end of December 1990. Mr. Maier was transferred to the Company's subsidiary, Cypress Semiconductor (Minnesota), Inc. in January 1991 as subsidiary President. In December 1994, Mr. Maier was promoted to Corporate Vice President of Wafer Fabrication.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

(1)                                 FINANCIAL STATEMENTS                                 PAGE
      ---------------------------------------------------------------------------------  ----
      Consolidated Balance Sheets at January 2, 1995 and January 3, 1994...............
      Consolidated Statements of Operations for the three years ended January 2,
      1995.............................................................................
      Consolidated Statements of Stockholders' Equity for the three years ended January
      2, 1995..........................................................................
      Consolidated Statements of Cash Flows for the three years ended January 2,
      1995.............................................................................
      Notes to Consolidated Financial Statements.......................................
      Report of Independent Accountants................................................

(2)   FINANCIAL STATEMENT SCHEDULES:                                                     PAGE
      Report of Independent Accountants on Financial Statement Schedule for the three
      years ended January 2, 1995......................................................   F-1
II.   Valuation and qualifying accounts and reserves...................................   F-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  EXHIBITS

  EXHIBIT
   NUMBER                                        DESCRIPTION
------------   -------------------------------------------------------------------------------
 3.1(1)        Restated Certificate of Incorporation, as amended.

 3.2(3)        Certificate of Amendment of Restated Certificate of Incorporation, as amended.

 3.3(1)        Bylaws, as amended.

10.1(3)(5)     1985 Incentive Stock Option Plan, and forms of Incentive Stock Option Agreement and Nonstatutory Option

10.3(2)(5)     1988 Directors' Stock Option Plan and form of Agreement, as amended.

10.4(5)(4)     Bialek consulting agreement, dated October 28, 1993.

10.5(4)(5)     1994 Stock Option Plan.

10.6(5)        Employee Qualified Stock Purchase Plan, as amended.

10.7           Indenture dated March 15, 1994 between the Company and The First National Bank of Boston.
10.8           Lease Agreement dated December 29, 1994 between the Company and Sumitomo Bank
               Leasing and Finance, Inc

10.9           Lease dated September 1, 1994 between the Company and BNP Leasing Corporation.

10.10(5)       Cypress Semiconductor Corporation 1995 Key Employee Bonus Plan Agreement.

10.11(5)       Loan agreement for J. Daniel McCranie.

  EXHIBIT
   NUMBER                                        DESCRIPTION
------------   -------------------------------------------------------------------------------
10.12(5)       Relocation agreement for Lothar Maier.

21.1           Subsidiaries of the Company.

23.1           Consent of Independent Accountants.

24.1           Power of Attorney (see page 34).

27             Financial Data Schedule.

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

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1994.

(5) Management compensatory plan, contract or arrangement.

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 27th day of March 1995.

                                          CYPRESS SEMICONDUCTOR CORPORATION

                                          By: /s/  EMMANUEL HERNANDEZ

                                            ------------------------------------
                                              Emmanuel Hernandez, Chief
                                              Financial
                                              Officer, Vice President, Finance
                                              and
                                              Administration

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

           /s/  T.J.                        President, Chief Executive         March 27, 1995
  RODGERS                                   Officer and Director (Principal
------------------------------------------  Executive Officer)
T.J. Rodgers

     /s/  EMMANUEL HERNANDEZ                Chief Financial Officer, Vice      March 27, 1995
------------------------------------------  President, Finance and
Emmanuel Hernandez                          Administration (Principal
                                            Financial and Accounting Officer)
        /s/  PIERRE R. LAMOND               Chairman of the Board of           March 27, 1995
------------------------------------------  Directors
Pierre R. Lamond

          /s/  FRED B.                      Director                           March 27, 1995
  BIALEK
------------------------------------------
Fred B. Bialek

          /s/  ERIC                         Director                           March 27, 1995
  BENHAMOU
------------------------------------------
Eric Benhamou

           /s/  JOHN C.                     Director                           March 27, 1995
  LEWIS
------------------------------------------
John C. Lewis

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Cypress Semiconductor Corporation

     Our audits of the consolidated financial statements referred to in our
report dated January 20, 1995 appearing on page   of this Annual Report on Form
10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
San Jose, California
January 20, 1995

                                                                     SCHEDULE II

                       CYPRESS SEMICONDUCTOR CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                    CHARGED TO    CHARGED TO
                                      BEGINNING       COSTS         OTHER                      ENDING
             DESCRIPTION               BALANCE     AND EXPENSES    ACCOUNTS     DEDUCTIONS    BALANCE
------------------------------------- ----------   ------------   ----------    ---------    ----------
1992
  Allowance for sales returns and
     doubtful accounts............... $  643,000     $333,000      $200,000     $(343,000)   $  833,000
1993
  Allowance for sales returns and
     doubtful accounts............... $  833,000     $738,000      $125,000     $(349,000)   $1,347,000
1994
  Allowance for sales returns and
     doubtful accounts............... $1,347,000     $610,000      $     --     $(564,000)   $1,393,000