Form 10-K/A
period 1995-01-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1995-04-11
CIK 791915

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                  Amendment No. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
                     For the fiscal year ended January 2, 1995

                                        OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.

                         Commission file number: 1-10079


                        CYPRESS SEMICONDUCTOR CORPORATION
              (Exact name of registrant as specified in its chapter)

            Delaware                                          94-2885898
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporating or organization)                          Identification No.)

             3901 North First Street, San Jose, California 95134-1599 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (408) 943-2600
                        ---------------------------------
            Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock, $.01 par value per share

            Securities registered pursuant to Section 12(g) of the Act:
                                       None
                        ---------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock reported on the New York Stock Exchange on February 24, 1995) was approximately $1,066,523,346. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns more than 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on February 24, 1995 was 39,500,968.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders is incorporated by reference in Part III of the Form 10-K to the extent stated herein.

                                EXPLANATORY NOTE

This Form 10-K/A, Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 2, 1995 (the "Form 10-K"), is being filed solely for the purpose of restating Item 14 in order to include Exhibit 10.2(1)(5) therein. (Exhibit 10.2(1)(5) was correctly filed with the Form 10-K.) All other portions of the Form 10-K remain unchanged.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

(1)                      FINANCIAL STATEMENTS                              PAGE
                         --------------------                              ----
     Consolidated Balance Sheets at January 2, 1995 and January 3, 1994     12

     Consolidated Statements of Operations for the three years ended
       January 2, 1995                                                      13

     Consolidated Statements of Stockholders' Equity for the three
       years ended January 2, 1995                                          14

     Consolidated Statements of Cash Flows for the three years ended
       January 2, 1995                                                      15

     Notes to Consolidated Financial Statements                             16

     Report of Independent Accountants                                      26


(2)                  FINANCIAL STATEMENT SCHEDULES                         PAGE
                     -----------------------------                         ----
     Report of Independent Accountants on Financial Statements Schedule
     for the three years ended January 2, 1995                              F-1

II   Valuation and qualifying accounts and reserves                         F-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  EXHIBITS

  EXHIBIT
  NUMBERS                            DESCRIPTION
- - -----------  ------------------------------------------------------------------
  3.1(1)     Restated Certificate of Incorporation, as amended.

  3.2(2) Certificate of Amendment of Restated Certificate of Incorporation, as amended.

  3.3(1)     Bylaws, as amended.

10.1(3)(5)   1985 Incentive Stock Option Plan, and forms of Incentive Stock
             Option Agreement and Nonstatutory Option Agreement, as amended.

10.2(1)(5)   Form of Indemnification Agreement.

10.3(2)(5)   1988 Directors' Stock Option Plan and form of Agreement, as amended.

10.4(4)(5)   Bialek consulting agreement, dated October 28, 1993.

10.5(4)(5)   1994 Stock Option Plan.

 10.6(5)     Employee Qualified Stock Purchase Plan, as amended.

  10.7 Indenture dated March 15, 1994 between the Company and the First National Bank of Boston.

  10.8 Lease Agreement dated December 29, 1994 between the Company and Sumitomo Bank Leasing and Finance, Inc.

  10.9 Lease dated September 1, 1994 between the Company and BNP Leasing Corporation.

 10.10(5) Cypress Semiconductor Corporation 1995 Key Employee Bonus Plan Agreement.

 10.11(5)    Loan agreement for J. Daniel McCranie.

 10.12(5)    Relocation agreement for Lothar Maier.

  21.1       Subsidiaries of the Company.

  23.1       Consent of Independent Accountants.

  24.1       Power of Attorney (See page 32).

   27        Financial Data Schedule.

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


     (b)  Reports on Form 8-K

     None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose and State of California on April 11, 1995.


                                           CYPRESS SEMICONDUCTOR CORPORATION


                                           By: /s/ EMMANUEL HERNANDEZ
                                           ----------------------------------
                                           Emmanuel Hernandez
                                           Vice President, Finance and
                                           Administration, Chief Financial
                                           Officer and Secretary