Form 10-Q
period 1995-04-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1995-05-18
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 3, 1995 or

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   April 3, 1995 (all one class):  40,155,000
                  --------------------------------------------
                                       1

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended April 3, 1995

                                     Index

Part I - Financial Information
- --------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages  3 - 8
Item 2.  Management's Discussion and Analysis                  Pages  9 - 11


Part II - Other Information
- --------------------------------

Item 1.  Legal Proceedings                                     Page  12
Item 6.  Exhibits and Reports on Form 8-K                      Pages 13 - 14


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Apr. 3,     Jan. 2,
                                                       1995        1995
                                                    ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $   15,954  $   33,308
  Short-term investments                               180,246     159,967
                                                    ----------  ----------
    Total cash, cash equivalents and
      short-term investments                           196,200     193,275
  Accounts receivable, net of allowances of
      $1,496 at April 3, 1995 and $1,393 at
      January 2, 1995                                   71,608      67,763
  Inventories                                           26,158      28,372
  Other current assets                                  28,652      27,704
                                                    ----------  ----------
       Total current assets                            322,618     317,114
Property, plant and equipment (net)                    218,230     201,590
Other assets                                            48,412      36,995
                                                    ----------  ----------
         Total assets                               $  589,260  $  555,699
                                                    ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   53,328  $   55,777
  Accrued liabilities                                   37,479      22,258
  Deferred income on sales to distributors              10,273       9,688
  Income taxes payable                                   2,815       3,439
                                                    ----------  ----------
       Total current liabilities                       103,895      91,162
Convertible subordinated notes                          94,193      93,653
Deferred income taxes                                   11,209      11,209
Other long-term liabilities                              6,517       6,676
                                                    ----------  ----------
         Total liabilities                             215,814     202,700
                                                    ----------  ----------









                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Apr. 3,     Jan. 2,
                                                       1995        1995
                                                    ----------  ----------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --          --
  Common stock, $.01 par value, 75,000,000
    shares authorized; 44,928,000 and
    43,683,000 issued; 40,155,000 and
    38,910,000 outstanding                                 449         437
  Additional paid-in capital                           249,990     238,661
  Retained earnings                                    169,091     159,985
                                                    ----------  ----------
                                                       419,530     399,083
  Less shares of common stock held in
    treasury, at cost: 4,773,000 at
    April 3, 1995 and January 2, 1995                  (46,084)    (46,084)
                                                    ----------  ----------
       Total stockholders' equity                      373,446     352,999
                                                    ----------  ----------
         Total liabilities and stockholders'
           equity                                   $  589,260  $  555,699
                                                    ==========  ==========





     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended
                                                      ----------------------
                                                        Apr. 3,     Apr. 4,
                                                         1995        1994
                                                      ----------  ----------

Revenues                                              $  123,365  $   90,957
                                                      ----------  ----------
Costs and expenses:
  Cost of revenues                                        60,834      51,216
  Research and development                                15,671      12,593
  Marketing, general and administrative                   15,291      13,033
  Other non-recurring costs (Note 4)                      17,800          --
                                                      ----------  ----------
     Total operating costs and expenses                  109,596      76,842
                                                      ----------  ----------
Operating income                                          13,769      14,115
Interest expense                                          (1,733)        (27)
Interest and other income                                  2,303       1,031
                                                      ----------  ----------
Income before income taxes                                14,339      15,119
Provision for income taxes                                (5,234)     (5,594)
                                                      ----------  ----------
Net income                                            $    9,105  $    9,525
                                                      ==========  ==========

Net income per share:

    Primary                                           $     0.21  $     0.24
    Fully diluted                                     $     0.21  $       --

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                                               43,612      40,301
    Fully diluted                                         47,803          --






     See accompanying notes to condensed consolidated financial statements.

                                       5

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                       ----------------------
                                                         Apr. 3,     Apr. 4,
                                                          1995        1994
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $    9,105  $    9,525
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           13,291      11,074
   Provision for other non-recurring costs                 17,800          --
   Non-cash interest and amortization of debt
    issuance costs                                            643          --
   Changes in operating assets and liabilities:
    Receivables                                            (2,170)     (4,996)
    Inventories                                             2,214        (453)
    Other assets                                           (5,585)      1,237
    Accounts payable and accrued liabilities               (5,186)      3,004
    Deferred income                                           585         275
    Income taxes payable and deferred income taxes           (624)      3,685
                                                       ----------  ----------
Net cash generated by operations                           30,073      23,351
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments                      (20,279)    (36,006)
  Acquisition of property, plant and equipment            (28,689)    (16,151)
                                                       ----------  ----------
Net cash used for investing activities                    (48,968)    (52,157)
                                                       ----------  ----------
Cash flows from financing activities:
  Issuance of common stock                                 11,341       9,845
  Restricted investments related to building lease
    agreement                                              (9,800)         --
  Issuance of convertible subordinated notes (net)             --      89,443
                                                       ----------  ----------
Net cash provided by financing activities                   1,541      99,288
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents      (17,354)     70,482
Cash and cash equivalents, beginning of year               33,308      37,657
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $   15,954  $  108,139
                                                       ==========  ==========


     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Interim Statements

In the opinion of management, the accompanying, unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 1995 included in the Company's 1994 Annual Report on Form 10-K.

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three month period ended April 3, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                               April 3,   January 2,
                                                 1995        1995
                                              ----------  ----------
Inventories:
     Raw materials                            $    7,844  $    8,519
     Work in process                              13,300      12,325
     Finished goods                                5,014       7,528
                                              ----------  ----------
                                              $   26,158  $   28,372
                                              ==========  ==========

3.  Net Income Per Share

Net income per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans as determined by the treasury stock method. Fully diluted earnings per share assumes full conversion of the convertible subordinated notes into common shares and the elimination of the related interest requirements (net of income taxes).


4.  Impact of Litigation

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

In May 1995, the U.S. District Court in Dallas, Texas, delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments. This judgement is not final. The damages may be increased by three times the original amount, plus fees, or reduced by the judge at his discretion, based on post-trial motions and appeals. The Company will exercise all avenues available to it through post-trial motions, and if need be, through the appeal process. Due to the fact that the patents in the litigation are both expired, there is no effect upon manufacturing or sale of the Company's present or future products. Cypress recorded a one-time pre-tax charge of $17.8 million in the first quarter ended April 3, 1995 to reflect the judgement.

In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the U.S. District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court of Northern California. The trial date has been scheduled for July 10, 1995. The Company will vigorously defend itself in this lawsuit and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of this lawsuit is remote. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- --------------------------

Revenues for the quarter ended April 3, 1995 increased 35.6% over the comparable period a year ago, increasing to $123.4 million compared to $91.0 million in 1994, due primarily to continued growth in its core product lines. Increased sales in the high-speed Static Memory Division resulted from growth in the Personal Computer (PC) and Cellular Base Station markets. Although average selling prices in Static Rams have decreased from the first quarter of 1994, a 76% increase in volume more than offset the difference. The Data Communications Division's (Datacom) growth in revenues has been driven primarily by an increase in sales from its Specialty Memory line of products (Dual Ports and FIFO's). Sales of these products allowed the Datacom Division to increase volume by 37% and increase its average selling price by 11% in comparison to the comparable quarter in 1994. Revenues increased 29.7% in the Programmable Products Division
(PPD) in the first quarter of 1995 compared to the first quarter of 1994, due to a 18.7% increase in volume, primarily in the PROM line of products.

The Company's cost of revenues as a percentage of revenues for the quarter ended April 3, 1995 decreased to 49.3% in comparison with 56.3% in the comparable period for 1994. The Company took advantage of its increase in volume which allowed fixed costs per unit to decrease significantly. Reduced manufacturing costs as a percent of revenues from its domestic fabrication plants and decreased backend expenditures, primarily from lower subcontractor costs, also contributed to improved margins. A change in product mix also contributed to the increase in gross margin, especially in the Data Communications Division, where sales shifted towards products with higher average selling prices and higher margins.

Research and development(R & D) expenses were 12.7% of revenues for the quarter ended April 3, 1995, versus 13.9% in the comparable period for 1994. Although
R & D spending increased from the prior year, the rate of growth has been less than the rate of growth in revenues. Cypress expects to continue increasing R & D spending in absolute dollars in the future to assist with the development of new products and enhance its design and process technologies.

Marketing, general and administrative expenses have decreased to 12.4% of revenues for the quarter ended April 3, 1995, versus 14.3% in the comparable period for 1994. Although marketing, general and administrative expenses have increased in absolute dollars from 1994, the rate of growth has been less than the rate of growth in revenues. The increase in cost relates primarily to the growth in sales and marketing expenditures. In order to maintain its current growth rate in revenues, the Company has increased headcount and associated spending in sales and marketing. The Company expects to continue increasing absolute spending in sales and marketing in order to maintain its current rate of growth.

Operating income for the quarter ended April 3, 1995 was $13.8 million, or 11.2% of revenues. This is comparable to 1994 which recorded operating income of $14.1 million, or 15.5% of revenues. During the first quarter of 1995, the Company recorded a one-time charge of $17.8 million ($11.3 million net of taxes) related to the verdict issued against the Company in the patent infringement lawsuit filed by Texas Instruments. Without the one-time charge, operating income would have been $31.6 million, or 25.6% of revenues.

Net interest and other income for the quarter ended April 3, 1995 was $2.3 million, compared to $1.0 million in the comparable period for 1994. Cash investments increased significantly as a result of the convertible subordinated note issuance at the end of March 1994. The rise in the average balance of investments coupled with an increase in rates of return earned on short-term investments are primarily responsible for the growth in interest income this year. This increase was substantially offset by an increase in interest expense related to the issuance of the convertible debt. The Company also realized gains from foreign exchange transactions, primarily from the increased value of the yen.


FACTORS AFFECTING FUTURE RESULTS:
- -----------------------------------

A number of uncertainties exist that could have an impact on the Company's future, including general economic conditions, the rate of growth of the networking, computer and telecommunications market, and the acceleration of new product introductions. The Company's products continue to experience increased competition and as a result, are subject to decreases in average selling prices. Typically, the Company requires new orders in a quarter to meet that quarter's revenue plan. In addition, the semiconductor industry is generally characterized by a highly competitive, rapidly changing environment, where results are often significantly impacted by the introduction of new products and new manufacturing technologies. Also, rapid changes in the demand for products can lead to unpredictability in quarterly revenues. Due to the effect of these forces on the Company's future operations, past performance should be only one indicator of future performance and investors should not use historical trends to anticipate results in future periods.

Current pending litigation and claims are set forth in Note 4 of the Notes to the Condensed Consolidated Financial Statements. With regard to the verdict delivered in the patent infringement lawsuit filed by Texas Instruments, the Company will exercise all avenues available to it through post-trial motions, and if need be, through the appeal process. With regard to the shareholder's class-action lawsuit, the Company will vigorously defend itself in this matter and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of this lawsuit is remote. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position.

LIQUIDITY AND CAPITAL RESOURCES:
- ---------------------------------

The Company's financial condition remained strong throughout the first quarter of 1995. Cash, cash equivalents and short-term investments totaled $196.2 million at April 3, 1995, an increase of $2.9 million compared to the end of 1994. The increase in cash, cash equivalents and short-term investments is primarily due from cash generated from operations. The Company also recorded $11.3 million in cash receipts from the exercise of employee stock options.

In 1994, the Company entered into two operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota. These agreements require that the Company maintain a specific level of restricted cash or investments to serve as collateral for these leases. In the first quarter of 1995, the Company added $9.8 million to the restricted investments, bringing the total to $28.3 million.

The Company purchased $28.7 million in capital equipment during the first quarter of 1995. A majority of the assets purchased were used to increase capacity in the Company's production wafer fabrication facilities.

In May 1995, the U.S. District Court in Dallas, Texas delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments. No payment will be made until judgement is final.

The Company may continue its stock repurchase plan in the future. As of April 2, 1995, 4,773,000 shares have been repurchased under the current plan and there are a total of 600,000 authorized shares remaining to be purchased. The Company will utilize a portion of the repurchased shares for issuance in connection with the Company's stock programs.

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

                           PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 4 of Notes to the Condensed Consolidated Financial Statements.


ITEM 6.

  (a)  Exhibit  -  11.1  "Computation of Net Income Per Share and Dilutive
                          Common Share Equivalents"

  (b)  Exhibit  -  27    "Financial Data Schedule"


  (b)  Reports on Form 8-K - None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                                       Three Months Ended
                                                     ----------------------
                                                       Apr. 3,     Apr. 4,
                                                        1995        1994
                                                     ----------  ----------
PRIMARY:
- ----------------------------
Weighted average number of common shares
 outstanding                                             39,434      36,839

Common share equivalents:
  Dilutive effect of outstanding stock options            4,178       3,462
                                                     ----------  ----------
Weighted average number of common shares and
  dilutive common share equivalents outstanding          43,612      40,301
                                                     ==========  ==========

Net income used in per share computation             $    9,105  $    9,525
                                                     ==========  ==========
Net income per common and common equivalent
  share                                              $     0.21  $     0.24
                                                     ==========  ==========
FULLY DILUTED:
- ----------------------------
Weighted average number of common shares
  outstanding                                            39,434          --

Common share equivalents:
  Dilutive effect of outstanding stock
    options                                               4,399          --

  Shares issuable upon conversion of
    convertible subordinated notes                        3,970          --
                                                     ----------  ----------
Weighted average number of common shares and
  dilutive common share equivalents outstanding          47,803          --
                                                     ==========  ==========
Net income used in per share
  computation                                        $    9,999  $       --
                                                     ==========  ==========
Net income per common and
  common equivalent share                            $     0.21  $       --
                                                     ==========  ==========

                                       13

                       CYPRESS SEMICONDUCTOR CORPORATION

                                  EXHIBIT 27
                            FINANCIAL DATA SCHEDULE
                      (In thousands, except per share data)
                                  (Unaudited)


[MULTIPLIER]   1,000
[PERIOD-TYPE]                                        QTR-1
[FISCAL-YEAR-END]                                           JAN-01-1996
[PERIOD-END]                                                APR-03-1995
[CASH]                                                           15,954
[SECURITIES]                                                    180,246
[RECEIVABLES]                                                    73,104
[ALLOWANCES]                                                      1,496
[INVENTORY]                                                      26,158
[CURRENT-ASSETS]                                                322,618
[PP&E]                                                          406,988
[DEPRECIATION]                                                  188,758
[TOTAL-ASSETS]                                                  589,260
[CURRENT-LIABILITIES]                                           103,895
[BONDS]                                                          94,193
<<COMMON>                                                           449
[PREFERRED-MANDATORY]                                                 0
[PREFERRED]                                                           0
[OTHER-SE]                                                      372,997
[TOTAL-LIABILITY-AND-EQUITY]                                    589,260
[SALES]                                                         123,365
[TOTAL-REVENUES]                                                123,365
[CGS]                                                            60,834
[TOTAL-COSTS]                                                    60,834
[OTHER-EXPENSES]                                                 15,671
[LOSS-PROVISION]                                                      0
[INTEREST-EXPENSE]                                                1,733
[INCOME-PRETAX]                                                  14,339
[INCOME-TAX]                                                      5,234
[INCOME-CONTINUING]                                               9,105
[DISCONTINUED]                                                        0
[EXTRAORDINARY]                                                       0
[CHANGES]                                                             0
[NET-INCOME]                                                      9,105
[EPS-PRIMARY]                                                      0.21
[EPS-DILUTED]                                                      0.21


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:       May 18, 1995            /s/  T.J. Rodgers
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