Form 10-Q/A
period 1995-04-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1995-06-23
CIK 791915

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

                        Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Report on Form 10-Q dated May 18, 1995 as set forth in the pages attached hereto.


     Item 6(a).   Part I Exhibit:
                  --------------------

                  Exhibit No. 27    Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CYPRESS SEMICONDUCTOR CORPORATION


Date:  June 23, 1995               /s/  T.J. Rodgers
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