Form 10-Q
period 1995-07-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1995-08-16
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended July 3, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

    ------------- to -----------.

Commission file number 1-10079
                       -------

                       CYPRESS SEMICONDUCTOR CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                         94-2885898
-------------------------------                     ---------------------------
 (State or other jurisdiction                            (I.R.S. employer
      of incorporation or                               identification No.)
       organization)


         3901 North First Street, San Jose, California       95134-1599
-------------------------------------------------------------------------------
           (address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (408) 943-2600
                                                    ---------------

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    July 3, 1995 (all one class):  41,401,000
                  --------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended July 3, 1995

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages  3 - 8
Item 2.  Management's Discussion and Analysis                  Pages  9 - 11


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  12
Item 4.  Stockholders' Meeting                                 Page  12
Item 6.  Exhibits and Reports on Form 8-K                      Pages 13 - 14


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Jul. 3,     Jan. 2,
                                                       1995        1995
                                                    ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $    2,257  $   33,308
  Short-term investments                               173,284     159,967
                                                    ----------  ----------
    Total cash, cash equivalents and
      short-term investments                           175,541     193,275
  Accounts receivable, net of allowances of
      $1,501 at July 3, 1995 and $1,393 at
      January 2, 1995                                   80,735      67,763
  Inventories                                           28,837      28,372
  Other current assets                                  30,678      27,704
                                                    ----------  ----------
       Total current assets                            315,791     317,114
Property, plant and equipment (net)                    271,717     201,590
Other assets                                            58,500      36,995
                                                    ----------  ----------
         Total assets                               $  646,008  $  555,699
                                                    ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   63,809  $   55,777
  Accrued liabilities                                   42,053      22,258
  Deferred income on sales to distributors              10,973       9,688
  Income taxes payable                                   6,679       3,439
                                                    ----------  ----------
       Total current liabilities                       123,514      91,162
Convertible subordinated notes                          94,750      93,653
Deferred income taxes                                   11,209      11,209
Other long-term liabilities                              6,358       6,676
                                                    ----------  ----------
         Total liabilities                             235,831     202,700
                                                    ----------  ----------









                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Jul. 3,     Jan. 2,
                                                       1995        1995
                                                    ----------  ----------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --          --
  Common stock, $.01 par value, 75,000,000
    shares authorized; 46,214,000 and
    43,683,000 issued; 41,401,000 and
    38,910,000 outstanding                                 462         437
  Additional paid-in capital                           261,472     238,661
  Retained earnings                                    194,692     159,985
                                                    ----------  ----------
                                                       456,626     399,083
  Less shares of common stock held in
    treasury, at cost: 4,813,000 at
    July 3, 1995 and 4,773,000 at
    January 2, 1995                                    (46,449)    (46,084)
                                                    ----------  ----------
       Total stockholders' equity                      410,177     352,999
                                                    ----------  ----------
         Total liabilities and stockholders'
           equity                                   $  646,008  $  555,699
                                                    ==========  ==========





     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                Three Months Ended         Six Months Ended
                              ----------------------    ----------------------
                                Jul. 3,     Jul. 4,       Jul. 3,     Jul. 4,
                                 1995        1994          1995        1994
                              ----------  ----------    ----------  ----------

Revenues                      $  134,273  $  100,217    $  257,638  $  191,174
                              ----------  ----------    ----------  ----------
Costs and expenses:
  Cost of revenues                60,899      55,676       121,733     106,892
  Research and development        16,392      13,601        32,063      26,194
  Marketing, general and
    administrative                17,506      12,871        32,797      25,904
  Other non-recurring
    costs (Note 4)                    --          --        17,800          --
                              ----------  ----------    ----------  ----------
     Total operating costs
       and expenses               94,797      82,148       204,393     158,990
                              ----------  ----------    ----------  ----------
Operating income                  39,476      18,069        53,245      32,184
Interest expense                  (1,415)     (1,301)       (3,148)     (1,328)
Interest and other income          2,255       1,599         4,558       2,630
                              ----------  ----------    ----------  ----------
Income before income taxes        40,316      18,367        54,655      33,486
Provision for income taxes       (14,714)     (6,796)      (19,948)    (12,390)
                              ----------  ----------    ----------  ----------
Net income                    $   25,602  $   11,571    $   34,707  $   21,096
                              ==========  ==========    ==========  ==========

Net income per share:

    Primary                   $     0.57  $     0.29    $     0.79  $     0.52
    Fully diluted             $     0.54  $       --    $     0.75  $       --

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                       44,779      40,515        44,195      40,408
    Fully diluted                 49,122          --        48,463          --



     See accompanying notes to condensed consolidated financial statements.

                                       5

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                         Jul. 3,     Jul. 4,
                                                          1995        1994
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   34,707  $   21,096
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           26,900      22,438
   Provision for other non-recurring costs                 17,800          --
   Non-cash interest and amortization of debt
    issuance costs                                          1,303         497
   Changes in operating assets and liabilities:
    Receivables                                           (11,805)     (8,618)
    Inventories                                              (465)     (1,927)
    Other assets                                          (13,410)      1,116
    Accounts payable and accrued liabilities                9,709      16,480
    Deferred income                                         1,285        (224)
    Income taxes payable and deferred income taxes          3,240       3,698
                                                       ----------  ----------
Net cash generated by operations                           69,264      54,556
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (13,317)   (138,679)
  Acquisition of property, plant and equipment            (94,774)    (41,375)
  Sale of plant and equipment                                  --       7,918
  Acquisition of CONTAQ Microsystems, Inc.                     --        (969)
                                                       ----------  ----------
Net cash used for investing activities                   (108,091)   (173,105)
                                                       ----------  ----------
Cash flows from financing activities:
  Issuance of common stock                                 22,471      13,748
  Restricted investments related to building lease
    agreement                                             (14,695)         --
  Issuance of convertible subordinated notes (net)             --      89,443
                                                       ----------  ----------
Net cash provided by financing activities                   7,776     103,191
                                                       ----------  ----------

Net decrease in cash and cash equivalents                 (31,051)    (15,358)
Cash and cash equivalents, beginning of year               33,308      37,657
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $    2,257  $   22,299
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and six month periods ended July 3, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                                July 3,   January 2,
                                                 1995        1995
                                              ----------  ----------
Inventories:
     Raw materials                            $    7,127  $    8,519
     Work in process                              16,596      12,325
     Finished goods                                5,114       7,528
                                              ----------  ----------
                                              $   28,837  $   28,372
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

In May 1995, the U.S. District Court in Dallas, Texas, delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments. This judgement is not final. The damages may be increased up to three times the original amount, plus fees and interest, or reduced by the judge at his discretion, based on post-trial motions and appeals. The Company will exercise all avenues available to it through post-trial motions, and if need be, through the appeal process. Due to the fact that the patents in the litigation are both expired, there is no effect upon manufacturing or sale of the Company's present or future products. Cypress recorded a one-time pre-tax charge of $17.8 million in the first quarter ended April 3, 1995 to reflect the judgement.

In June 1995, the U.S. District Court of Northern California dismissed by a summary judgement the class-action lawsuit filed against the Company and certain of its officers. The suit filed was for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. The plaintiffs have filed for an appeal, in which the Company will continue to defend itself.

In June 1995, Advanced Micro Devices (AMD) charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit filed by AMD claims that the Company infringed on several of AMD's Programmable Logic Patents. No trial date has been set. The Company will vigorously defend itself in this lawsuit and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of this lawsuit is remote. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
--------------------------

Revenues for the quarter and six month periods ended July 3, 1995 increased 34,0% and 34.8%, respectively, over the comparable periods a year ago, increasing to $134.3 million and $257.6 million compared to $100.2 million and $191.2 million in 1994. Continued growth in its core product lines led by the high-speed Static Memory Division, has allowed revenues to maintain their current rate of acceleration. Revenues generated from the sale of Static Rams (SRAMS), particularly in the Personal Computer (PC) and Cellular Base Station markets, have increased significantly even though average selling prices (ASPs) have decreased 6% when compared to the first half of 1994. Sales volume grew 77% in the first six months of 1995, in comparison to the comparable period last year, which more than offset the decline in ASPs. The Data Communications Division's (Datacom) growth in revenues has been driven primarily by an increase in sales from its Specialty Memory line of products (Dual Ports and FIFO's). Sales of these products allowed the Datacom Division to increase sales volume by 47% while maintaining comparable ASPs to 1994.

The Company's cost of revenues as a percentage of revenues for the quarter and six month periods ended July 3, 1995 decreased to 45.4% and 47.2%, respectively, in comparison with 55.6% and 55.9%, respectively, for the comparable periods in 1994. As a result of increased volume, fixed cost per unit was reduced significantly. The Company experienced lower manufacturing costs as a percent of revenues from its domestic fabrication plants and backend manufacturing sites improving gross margins. The Company's program to reduce the die size on many of its products has decreased fab manufacturing costs and lowered subcontractor expenses for assembly and test. A change in product mix also contributed to the increase in gross margin, especially in the Data Communications Division, where sales shifted towards products with higher margins.

Research and development(R & D) expenses were 12.2% and 12.4% of revenues for the quarter and six month periods ended July 3, 1995, versus 13.6% and 13.7%
in the comparable periods for 1994. Although R & D spending increased $2.8 million and $5.9 million, respectively, from the comparable quarter and six month periods in the prior year, its rate of growth has been less than the rate of growth in revenues. Cypress expects to continue increasing R & D spending in absolute dollars in the future to assist with the development of new products and enhance its design and process technologies.

Marketing, general and administrative (MG&A) expenses for the quarter ended July 3, 1995 have increased to 13.0% of revenues compared to 12.8% in the comparable period a year ago. This quarter, the Company incurred legal expenditures in excess of those normally incurred related to the Texas Instruments and class-action lawsuits. The Company also incurred increased costs related primarily to the growth in sales and marketing expenditures. In order to maintain its current growth rate in revenues, the Company has increased headcount and associated spending in sales and marketing. The Company expects to continue increasing absolute spending in sales and marketing in order to maintain its current rate of growth.

Although MG&A expenses increased as a percent of revenues this quarter in comparison to the same quarter last year, they decreased to 12.7% of revenues for the six month period ended July 3, 1995 compared to 13.5% in the comparable period for 1994. Even though absolute spending in MG&A increased from the prior year, the rate of growth has been less than the rate of growth in revenues.

Operating income for the quarter and six month periods ended July 3, 1995 was $39.5 million, or 29.4% of revenues, and $53.2 million, or 20.7% of revenues, respectively. This is an increase from the comparable periods in 1994 which recorded operating income of $18.1 million, or 18.0% of revenues, and $32.2 million, or 16.8% of revenues, respectively. During the first quarter of 1995, the Company recorded a one-time charge of $17.8 million ($11.3 million net of taxes) related to the verdict issued against the Company in the patent infringement lawsuit filed by Texas Instruments. Without the one-time charge, operating income for the six month period ended July 3, 1995 would have been $71.0 million, or 27.6% of revenues.

Net interest and other income for the quarter and six month periods ended July 3, 1995 was $0.8 million and $1.4 million, respectively, compared to $0.3 million and $1.3 million in the comparable periods for 1994. Cash investments increased significantly as a result of the convertible subordinated note issuance at the end of March 1994. The rise in the average balance of investments coupled with an increase in rates of return earned on short-term investments are primarily responsible for the growth in interest income this year. This increase was substantially offset by an increase in interest expense related to the issuance of the convertible debt. The Company also realized gains of $0.8 million from foreign exchange transactions in the first half of 1995, primarily from the increased value of the yen.


FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------

A number of uncertainties exist that could have an impact on the Company's future results of operations, including general economic conditions, the rate of growth of the networking, computer and telecommunications markets, the ramping up of manufacturing capacity and the acceleration of new product introductions. The Company's products continue to experience increased competition and as a result, are subject to decreases in average selling prices. Typically, the Company requires new orders in a quarter to meet that quarter's revenue plan. In addition, the semiconductor industry is generally characterized by a highly competitive, rapidly changing environment, where results are often significantly impacted by the introduction of new products and new manufacturing technologies. Also, rapid changes in the demand for products can lead to unpredictability in quarterly revenues. Due to the effect of these forces on the Company's future operations, past performance should be only one indicator of future performance and investors should not use historical trends to anticipate results in future periods.

Current pending litigation and claims are set forth in Note 4 of the Notes to the Condensed Consolidated Financial Statements. With regard to the verdict delivered in the patent infringement lawsuit filed by Texas Instruments, the Company will exercise all avenues available to it through post-trial motions, and if need be, through the appeal process. With regard to the appeal filed by the plaintiffs in the shareholder's class-action lawsuit and the patent infringement lawsuit filed by Advanced Micro Devices, the Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of these lawsuits is remote. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

The Company's financial condition remained strong throughout the first half of 1995. Cash, cash equivalents and short-term investments totaled $175.5 million at July 3, 1995, a decrease of $17.7 million compared to the end of 1994. The decrease in cash, cash equivalents and short-term investments is primarily due the purchase of capital equipment. During the first six months of 1995, the Company purchased $94.8 million in capital, primarily to increase capacity in the Company's production fabrication facilities. The Company increased its capital expenditures during the second quarter of 1995 in order bring its new fab (Fab IV) in Minnesota into production in the third quarter.

In 1994, the Company entered into two operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota. These agreements require quarterly payments which vary based on the London interbank offering rate (LIBOR). Both leases provide the Company with the option of either acquiring the properties at their original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company must maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. In the first half of 1995, the Company added $9.8 million to the restricted investments, bringing the total to $28.3 million.

In May 1995, the U.S. District Court in Dallas, Texas delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments. No payment will be made until judgement is final.

The Company may continue its stock repurchase plan in the future. As of July 3, 1995, 4,813,000 shares have been repurchased under the current plan and there are a total of approximately 600,000 authorized shares remaining to be purchased. The Company will utilize a portion of the repurchased shares for issuance in connection with the Company's stock programs.

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


ITEM 4.  Stockholders' Meeting

On April 20, 1995, at the Company's Annual Meeting of Stockholders' the nominated slate of directors was elected, the amendment to the Company's Employee Qualified Stock Purchase Plan was approved and the appointment of the independent accountants was ratified. The results of the votes were as follows:

     (1)  Approval of Directors:

                                                     Total Votes
                             Total Votes For        Withheld From
                              Each Director         Each Director
                             ---------------       ---------------
          T.J. Rodgers            33,770,183               255,838
          Pierre Lamond           33,967,765                58,256
          Fred Bialek             33,146,940               879,081
          Eric Benhamou           33,961,849                64,172
          Jack L. Lewis           33,961,859                64,162


     (2) Approve the Amendment to the Company's Employee Qualified Stock Purchase Plan to increase by 1,000,000 shares, the number of shares reserved for issuance:

              For  32,297,247     Against  1,654,608     Abstain  74,166


     (3)  Ratification of the Appointment of Independent Accountants:

              For  33,934,570     Against     41,750     Abstain  49,701


ITEM 6:

  (a)  Exhibit  -  11.1  "Computation of Net Income Per Share and Dilutive
                          Common Share Equivalents"


  (b)  Reports on Form 8-K - None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended        Six Months Ended
                                ----------------------   ----------------------
                                  Jul. 3,     Jul. 4,      Jul. 3,     Jul. 4,
                                   1995        1994         1995        1994
                                ----------  ----------   ----------  ----------
PRIMARY:
----------------------------
Weighted average number of
 common shares outstanding          40,607      37,448       40,020      37,144

Common share equivalents:
  Dilutive effect of
  outstanding stock options          4,172       3,067        4,175       3,264
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        44,779      40,515       44,195      40,408
                                ==========  ==========   ==========  ==========

Net income used in per share
 computation                    $   25,602  $   11,571   $   34,707  $   21,096
                                ==========  ==========   ==========  ==========
Net income per common and
 common equivalent share        $     0.57  $     0.29   $     0.79  $     0.52
                                ==========  ==========   ==========  ==========

FULLY DILUTED:
----------------------------
Weighted average number of
 common shares outstanding          40,607          --       40,020          --

Common share equivalents:
  Dilutive effect of
  outstanding stock options          4,545          --        4,473          --

Shares issuable upon
 conversion of convertible
 subordinated notes                  3,970          --        3,970          --
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        49,122          --       48,463          --
                                ==========  ==========   ==========  ==========



                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended        Six Months Ended
                                ----------------------   ----------------------
                                  Jul. 3,     Jul. 4,      Jul. 3,     Jul. 4,
                                   1995        1994         1995        1994
                                ----------  ----------   ----------  ----------

Net income used in per share
  computation                   $   26,505  $       --   $   36,503  $       --
                                ==========  ==========   ==========  ==========
Net income per common and
  common equivalent share       $     0.54  $       --   $     0.75  $       --
                                ==========  ==========   ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:     August 16, 1995            /s/  T.J. Rodgers
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