Form 10-Q
period 1995-10-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1995-11-16
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended October 2, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from
__________to__________.
Commission file number 1-10079
                       -------

                       CYPRESS SEMICONDUCTOR CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     94-2885898
   ----------------------------                 ---------------------------
   (State or other jurisdiction                       (I.R.S. employer
       of incorporation or                           identification No.)
          organization)


         3901 North First Street, San Jose, California      95134-1599
-------------------------------------------------------------------------------
           (address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (408) 943-2600
                                                    ----------------

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  October 2, 1995 (all one class):  83,828,000
                  --------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                         Quarter Ended October 2, 1995

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages  3 - 8
Item 2.  Management's Discussion and Analysis                  Pages  9 - 12


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  13
Item 6.  Exhibits and Reports on Form 8-K                      Pages 14 - 15


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                   (Unaudited)

                                                       Oct. 2,     Jan. 2,
                                                        1995        1995
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $    3,706   $  33,308
  Short-term investments                                179,948     159,967
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            183,654     193,275
  Accounts receivable, net of allowances of
      $1,893 at October 2, 1995 and $1,393 at
      January 2, 1995                                   100,944      67,763
  Inventories                                            29,521      28,372
  Other current assets                                   31,251      27,704
                                                     ----------  ----------
       Total current assets                             345,370     317,114
Property, plant and equipment (net)                     304,384     201,590
Other assets                                             56,261      36,995
                                                     ----------  ----------
         Total assets                                $  706,015  $  555,699
                                                     ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   64,218  $   55,777
  Accrued liabilities                                    43,542      22,258
  Deferred income on sales to distributors               11,595       9,688
  Income taxes payable                                   24,266       3,439
                                                     ----------  ----------
       Total current liabilities                        143,621      91,162
Convertible subordinated notes                           95,306      93,653
Deferred income taxes                                    11,209      11,209
Other long-term liabilities                               6,199       6,676
                                                     ----------  ----------
         Total liabilities                              256,335     202,700
                                                     ----------  ----------









                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                       (In thousands, except share data)
                                   (Unaudited)

                                                       Oct. 2,     Jan. 2,
                                                        1995        1995
                                                     ----------  ----------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 88,601,000 and
    82,594,000 issued; 83,828,000 and
    77,821,000 outstanding                                  886         826
  Additional paid-in capital                            267,967     238,272
  Retained earnings                                     226,911     159,985
                                                     ----------  ----------
                                                        495,764     399,083
  Less shares of common stock held in
    treasury, at cost: 4,773,000 at
    October 2, 1995 and January 2, 1995                 (46,084)    (46,084)
                                                     ----------  ----------
       Total stockholders' equity                       449,680     352,999
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  706,015  $  555,699
                                                     ==========  ==========





     See accompanying notes to condensed consolidated financial statements.



                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                Three Months Ended        Nine Months Ended
                              ----------------------    ----------------------
                                Oct. 2,     Oct. 3,       Oct. 2,     Oct. 3,
                                 1995        1994          1995        1994
                              ----------  ----------    ----------  ----------

Revenues                      $  161,155  $  104,013    $  418,793  $  295,187
                              ----------  ----------    ----------  ----------
Costs and expenses:
  Cost of revenues                73,860      56,763       195,594     163,655
  Research and development        18,305      13,402        50,367      39,596
  Marketing, general and
    administrative                17,908      13,246        50,705      39,150
  Other non-recurring
    costs (Note 4)                    --          --        17,800          --
                              ----------  ----------    ----------  ----------
     Total operating costs
       and expenses              110,073      83,411       314,466     242,401
                              ----------  ----------    ----------  ----------
Operating income                  51,082      20,602       104,327      52,786
Interest expense                  (1,560)     (1,295)       (4,708)
(2,623)
Interest and other income          1,215       2,299         5,774       4,928
                              ----------  ----------    ----------  ----------
Income before income taxes        50,737      21,606       105,393      55,091
Provision for income taxes       (18,518)     (7,994)      (38,467)
(20,384)
                              ----------  ----------    ----------  ----------
Net income                    $   32,219  $   13,612    $   66,926  $   34,707
                              ==========  ==========    ==========  ==========

Net income per share:

    Primary                   $     0.35  $     0.16    $     0.75  $     0.43
    Fully diluted             $     0.33  $     0.16    $     0.71  $     0.42

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                       91,681      82,780        89,487      81,468
    Fully diluted                 99,621      90,720        97,824      86,881

     See accompanying notes to condensed consolidated financial statements.

                                       5

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                       ----------------------
                                                         Oct. 2,     Oct. 3,
                                                          1995        1994
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   66,926  $   34,707
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           44,433      33,364
   Provision for other non-recurring costs                 17,800          --
   Non-cash interest and amortization of debt
    issuance costs                                          1,963         996

   Changes in operating assets and liabilities:
    Receivables                                           (32,140)    (11,510)
    Inventories                                            (1,149)     (1,895)
    Other assets                                          (13,347)      1,243
    Accounts payable and accrued liabilities               11,447      24,670
    Deferred income                                         1,907          94
    Income taxes payable and deferred income taxes         20,827       1,589
                                                       ----------  ----------
Net cash generated by operations                          118,667      83,258
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (19,981)   (149,127)
  Acquisition of property, plant and equipment           (143,969)    (84,052)
  Sale of plant and equipment                                  --       7,918
  Acquisition of CONTAQ Microsystems, Inc.                     --        (969)
                                                       ----------  ----------
Net cash used for investing activities                   (163,950)   (226,230)

                                                       ----------  ----------
Cash flows from financing activities:
  Issuance of common stock                                 29,755      20,672
  Restricted investments related to building lease
    agreement                                             (14,074)         --
  Issuance of convertible subordinated notes (net)             --      89,443
  Other                                                        --         525
                                                       ----------  ----------
Net cash provided by financing activities                  15,681     110,640
                                                       ----------  ----------
Net decrease in cash and cash equivalents                 (29,602)    (32,332)
Cash and cash equivalents, beginning of year               33,308      37,657
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $    3,706  $    5,325
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and nine month periods ended October 2, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

                                              October 2,  January 2,
                                                 1995        1995
                                              ----------  ----------
     Raw materials                            $    8,475  $    8,519
     Work in process                              15,943      12,325
     Finished goods                                5,103       7,528
                                              ----------  ----------
                                              $   29,521  $   28,372
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

In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August, the judge reversed the decision stating TI failed to prove that Cypress infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. TI has filed an appeal, in which the Company will continue to defend itself. In the first quarter ended April 3, 1995 the Company recorded a one-time pre-tax charge of $17.8 million with respect to the original decision. The Company continues to hold this reserve pending further resolution of this matter.

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

In June 1995, Advanced Micro Devices ("AMD") charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit filed by AMD claims that the Company infringed on several of AMD's Programmable Logic Patents. No trial date has been set.

The Company will vigorously defend itself in these lawsuits and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of these lawsuits is remote. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's results of operations and financial position.


5.  Stock Dividend

In August 1995, the Company announced a two-for-one stock split in the form of a 100% common stock dividend to stockholders of record as of October 19, 1995. In October, the stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized common stock from 75,000,000 to 250,000,000 in conjunction with the stock dividend. Stockholders of record as of October 19, 1995 will receive certificates representing one additional share for every share held at that time. The shares were distributed on October 31, 1995. All share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been adjusted for all periods presented to give effect to this stock dividend except for the amounts disclosed for treasury shares which, for accounting purposes, are stated at their historical amounts.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
--------------------------

Revenues for the quarter and nine month periods ended October 2, 1995 increased 54.9% and 41.9%, respectively, over the comparable periods a year ago, increasing to $161.2 million and $418.8 million in 1995 compared to $104.0 million and $295.2 million in 1994. Market demand for the Company's products, along with increased manufacturing capacity, has allowed revenues to grow each quarter of 1995. Revenues generated from the sale of Static Random Access Memory ("SRAM") products, particularly in the telecommunication and personal computer markets, have increased significantly as the sales volume of SRAM products in the first nine months of 1995 grew approximately 88% in comparison to the first nine months last year. Revenues from the Company's Data Communications Division ("Datacom") also increased period to period as demand for Datacom's Specialty Memory and Channel line of products increased volume by approximately 48% over the comparable period last year.

The Company's cost of revenues as a percentage of revenues for the quarter and nine month periods ended October 2, 1995 decreased to 45.8% and 46.7%, respectively, in comparison with 54.6% and 55.4%, respectively, for the comparable periods in 1994. Manufacturing costs as a percentage of revenues continue to decline due to lower unit cost experienced in backend manufacturing (assembly and test), increased volume, resulting in lower fixed cost per unit and a die size reduction program in the Company's domestic wafer fabrication plants ("fab"). The increase in the corresponding gross margin was partially offset by the significant growth in depreciation expense in manufacturing which resulted from Fab IV achieving production status during the third quarter of 1995 and the purchase of manufacturing equipment throughout the Company to expand capacity.

Research and development ("R & D") expenses were 11.4% and 12.0% of revenues for the quarter and nine month periods ended October 2, 1995, versus 12.9% and 13.4% in the comparable periods for 1994. Although R & D spending increased $4.9 million and $10.8 million, respectively, from the comparable quarter and nine month periods in the prior year, its rate of growth has been less than the rate of growth in revenues. The Company expects R & D spending to continue to increase in absolute dollars as a consequence of opening two new design centers in Austin, Texas and Bangalore, India, and increased activity in many of its existing design centers to develop new products and process technologies.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter and nine month periods ended October 2, 1995 decreased to 11.1% and 12.1%, respectively, compared to 12.7% and 13.3%, respectively, in the comparable periods a year ago. Although absolute spending in SG&A increased from the prior year, the rate of growth has been less than the rate of growth in revenues. The Company has incurred increased costs related primarily to the growth in sales and marketing efforts by increasing headcount and associated spending in order to support its Field Programmable Gate Array ("FPGA") and Complex Programmable Logic Device ("CPLD") product families. The Company expects absolute spending in sales and marketing to continue to increase.
                                       9

General and administrative expense for the first nine months of 1995 increased 31.2% in comparison to the comparable period in 1994. The Company incurred legal expenditures in excess of those normally incurred related to the Texas Instruments and the shareholders class-action lawsuits (Note 4).

Operating income for the quarter and nine month periods ended October 2, 1995 was $51.1 million, or 31.7% of revenues, and $104.3 million, or 24.9% of revenues, respectively. This is an increase from the comparable periods in 1994 which recorded operating income of $20.6 million, or 19.8% of revenues, and $52.8 million, or 17.9% of revenues, respectively. Revenue growth and improved gross margins have led to record operating income. During the first quarter of 1995, the Company recorded a one-time charge of $17.8 million ($11.3 million net of taxes) related to the verdict issued against the Company in the patent infringement lawsuit filed by Texas Instruments. Although the verdict was reversed in favor of the Company in August, the Company continues to hold the reserve pending further resolution of this matter. Without the one-time charge, operating income for the nine month period ended October 2, 1995 would have been $122.1 million, or 29.2% of revenues.

For the quarter ended October 2, 1995, the Company recorded net interest and other expense of $0.3 million compared to net interest and other income of $1.0 million in the comparable period for 1994. The Company recorded a $1.2 million loss from foreign exchange transactions in the third quarter of 1995, primarily related to accounts receivable recorded in yen. In the third quarter of 1994, the Company recorded a foreign exchange gain of $0.3 million. For the nine month period ended October 2, 1995, the Company recorded net interest and other income of $1.1 million, compared to $2.3 million recorded in the comparable period in 1994. The decrease in net interest and other income in the first nine months of 1995 compared to the comparable period in 1994 is attributed to the declining value of the yen in which the Company recorded a foreign exchange transaction loss of $0.4 million compared to a $0.8 million foreign transaction gain recorded in the first nine months of the prior year.


FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------

A number of uncertainties exist that could have an impact on the Company's future results of operations, including general economic conditions, the rate of growth of the networking, computer and telecommunications markets, the ramping up of manufacturing capacity and the acceleration of new product introductions. The Company's products continue to experience increased competition and as a result, are subject to decreases in average selling prices. Typically, the Company requires new orders in a quarter to meet that quarter's revenue plan. In addition, the semiconductor industry is generally characterized by a highly competitive, rapidly changing environment, where results are often significantly impacted by the introduction of new products and new manufacturing technologies. Also, rapid changes in the demand for products can lead to unpredictability in quarterly revenues. Due to the effect of these forces on the Company's future operations, past performance should be only one indicator of future performance and investors should not use historical trends to anticipate results in future periods. Current pending litigation and claims are set forth in Note 4 of the Notes to the Condensed

Consolidated Financial Statements. The Company plans to vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the possibility of a material adverse impact on the Company's financial position as a result of these lawsuits is remote. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

The Company's financial condition remained strong throughout the first nine months of 1995. Cash, cash equivalents and short-term investments totaled $183.7 million at October 2, 1995, a decrease of $9.6 million compared to the end of 1994. The decrease in cash, cash equivalents and short-term investments is primarily due to the purchase of capital equipment. During the first nine months of 1995, the use of cash from investing activities was significantly offset by the increase in cash from operations and financing activities.

During the first nine months of 1995, the Company generated $118.7 million in cash from operations, compared to $83.3 million generated during the comparable period in 1994. A majority of the increase in cash from operations is attributable to the significant increase in revenues and earnings recorded in the first nine months of 1995.

Cash used for investing activity was $164.0 million for the nine month period ending October 2, 1995 compared to a cash use for investing activities of $226.2 million for the comparable period in 1994. During the first nine months of 1995, the Company purchased $144.0 million in capital equipment, primarily to increase capacity in the Company's production fabrication facilities (fabs) in Minnesota, Texas and San Jose. Purchases of capital equipment for the next six months are expected to be approximately $170.0 million as the Company continues to buy equipment to expand capacity, particularly in backend manufacturing.

Cash generated from financing activity for the first nine months of 1995 was $15.7 million compared to $110.6 million generated in 1994 over the same period of time. In 1994, the Company received $89.4 million from the issuance of the Company's 3.15% Convertible Subordinated Notes due 2001. In 1995, cash from financing activities was primarily generated through the exercise of employee stock options.

In May 1995, in a case before the District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments. In August, the judge reversed the decision. The plaintiff has filed an appeal which is pending.
In the first quarter of 1995, the Company recorded a one-time pretax charge of $17.8 million with respect to the original decision. The Company continues to hold this reserve pending further resolution of this matter.

In 1994, the Company entered into three operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota. These agreements require quarterly payments which vary based on the London interbank offering rate (LIBOR). These leases provide the Company with the option of either acquiring the properties at their original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company must maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. In the first nine months of 1995, the Company added $14.1 million to the restricted investments, bringing the total to $32.6 million. Restricted cash is classified as a non-current asset on the balance sheet.

The Company may continue its stock repurchase plan in the future. As of October 2, 1995, 4,773,000 shares have been repurchased under the current plan and there are a total of approximately 600,000 authorized shares remaining to be purchased. The Company expects to utilize a portion of the repurchased shares for issuance in connection with the Company's stock programs.

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
                          Common Share Equivalents"


  (b)  Reports on Form 8-K - None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended       Nine Months Ended
                                ----------------------  ----------------------
                                  Oct. 2,     Oct. 3,     Oct. 2,     Oct. 3,
                                   1995        1994        1995        1994
                                ----------  ----------  ----------  ----------
PRIMARY:
----------------------------
Weighted average number of
  common shares outstanding         83,520      76,342      81,201      74,972

Common share equivalents from
  dilutive effect of
  outstanding stock options          8,161       6,438       8,286       6,496
                                ----------  ----------  ----------  ----------
Weighted average number of
  common shares and dilutive
  common share equivalents
  outstanding                       91,681      82,780      89,487      81,468
                                ==========  ==========  ==========  ==========

Net income used in per share
  computation                   $   32,219  $   13,612   $  66,926  $   34,707
                                ==========  ==========  ==========  ==========
Net income per common and
  common equivalent share       $     0.35  $     0.16   $    0.75  $     0.43
                                ==========  ==========  ==========  ==========

FULLY DILUTED:
----------------------------
Weighted average number of
  common shares outstanding         83,520      76,342      81,201      74,972

Common share equivalents from
  dilutive effect of
  outstanding stock options          8,161       6,438       8,683       6,497

Shares issuable upon
  conversion of convertible
  subordinated notes                 7,940       7,940       7,940       5,412
                                ----------  ----------  ----------  ----------
Weighted average number of
  common shares and dilutive
  common share equivalents
  outstanding                       99,621      90,720      97,824      86,881
                                ==========  ==========  ==========  ==========



                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                      COMMON SHARE EQUIVALENTS (Continued)

                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended       Nine Months Ended
                                ----------------------  ----------------------
                                  Oct. 2,     Oct. 3,     Oct. 2,     Oct. 3,
                                   1995        1994        1995        1994
                                ----------  ----------  ----------  ----------

Net income used in per share
  computation                   $   33,122  $   14,415  $   69,624  $   36,314
                                ==========  ==========  ==========  ==========
Net income per common and
  common equivalent share       $     0.33  $     0.16  $     0.71  $     0.42
                                ==========  ==========  ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:    November 16, 1995          /s/  T.J. Rodgers
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