Form 10-K405
period 1996-01-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1996-04-01
CIK 791915

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------

                                         (Mark One)
/X/   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [Fee Required]
      For the fiscal year ended January 1, 1996
      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
      1934
      [No Fee Required]
      For the transition period from to

COMMISSION FILE NUMBER: 1-10079

                      ------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       94-2885898
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. /X/

     At March 5, 1996, registrant had outstanding 79,725,519 shares of Common Stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 5, 1996 on the New York Stock Exchange, was approximately $969,242,601. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Parts of the Proxy Statement for Registrant's 1996

     Annual Meeting of Stockholders are incorporated by reference in Items 10,
11, 12 and 13 of Part III of this 10-K Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

     THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH IN "FACTORS AFFECTING FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

GENERAL

     Cypress Semiconductor Corporation ("Cypress" or the "Company") designs, develops, manufactures and markets a broad line of high performance digital and mixed-signal integrated circuits for a range of markets, including computers, data communications, telecommunications and instrumentation systems. The Company currently offers approximately 358 products from its memory products, programmable products, computation products and data communications divisions. Cypress's products are marketed worldwide through a network of 23 North American sales offices, 7 North American distributors, 25 U.S. sales representative firms, 8 European sales offices, 2 Japanese sales offices, an office in Singapore, an office in Taiwan and 35 international sales representative firms. The Company sells its products to a wide range of customers, including AT&T, Alcatel, Cisco Systems, Compaq Computer, Digital Equipment, Hewlett-Packard, IBM, Intel, Motorola, NEC, Northern Telecom, Siemens, and 3Com Corporation. In 1995, international sales accounted for 34% of the Company's total sales.

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

PRODUCTS

     In 1993, in order to lower costs and accelerate its response to market opportunities, Cypress reduced the number of business units from eight to four -- two focused on core technologies (Memory Products Division and Programmable Products Division) and two on end-market segments (Data Communications Division and Computation Products Division). Because the semiconductor industry is characterized by rapid technological change, resulting in products with higher speed, densities and performance capabilities and continuing evolution of process technologies, the Company's success will continue to depend upon timely development, introduction and market acceptance of new products in these areas.

MEMORY PRODUCTS DIVISION (MPD)

     Static RAMs (Static Random Access Memories). High speed static RAMs are used for storage and retrieval of data in computers, data communication, telecommunication and other electronic systems. Because a computer is required to read from or write into its memory several times to complete an operation, high performance system designers are very sensitive to memory access time, which can be a major bottleneck in overall system performance. Fast static RAMs are used for functions such as "cache memory" to store the data being processed by the computer's central processing unit (CPU). The static RAM market is characterized by the requirements for many different "densities" (number of bits per memory circuit) and "organizations" (number of bits available to the user in a single access of the RAM). This organizational differentiation of the static RAM market -- when combined with the different RAM features incorporated by various manufacturers, the need for both military and commercial products, the need for different package types and the usual grading of product by speed and power -- produces a complex market structure. The Company's continued progress in lowering its manufacturing costs has allowed the Memory Products Division to compete effectively in the high volume personal computer, workstation, data communication and telecommunication markets.

     Multichip Modules. The Company's high density memory and logic modules are assembled from high performance devices in a single surface mount package in order to create custom or standard enhanced single circuit equivalents such as multi-megabyte static RAMs and complete cache memories used within many high performance personal computers. These modules can provide the solution to many of the advanced circuit "building blocks" required by modern systems designers. The multichip modules allow the Company increased visibility into customer trends and future needs for single chip memory products and an additional means to satisfy the present needs of customer systems already incorporating Cypress products.

PROGRAMMABLE PRODUCTS DIVISION (PPD)

     EPROMs (Erasable Programmable Read-Only Memories). EPROMs are the memory elements used in computers, peripherals, and telecommunication systems which store fixed data that is not to be altered during normal machine operations. Customers purchase blank EPROMS which are then programmed for their specific application needs. Cypress has been a supplier of high performance CMOS EPROMS since 1984. These early devices were the first to combine the fast memory access of PROMS with the low power consumption of CMOS technology. The Company offers a broad family of EPROM products ranging in density from 4K bits to 1 MEG bits which are available with a variety of standard and proprietary user-interfaces.

     PLDs (Programmable Logic Devices). The "logic" in an electrical system performs the non-memory functions, such as "floating-point mathematics," or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. The Company manufactures several logic circuits which are programmable by the user. The Company's PLD products allow the user to replace many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. The Company's PLD portfolio consists of a wide variety of devices ranging from the Flash 16V8 to the very high density CPLD (complex PLD's) and FPGA's (field programmable gate arrays). All Cypress products are supported by the WARP(TM) software tool set which is based on VHDL (very high speed integrated circuit hardware description language), an industry standard.

     FCT (Fast CMOS Technology) Logic Devices. FCT logic devices are used in a wide variety of applications whenever the need arises for a very high speed standard logic function. Cypress entered this market segment in late 1993 when it acquired certain inventory and technology from Performance Semiconductor. The Company now offers a full complement of standard logic and bus interface functions at both 8 and 16 bits.

DATA COMMUNICATIONS DIVISION (DCD)

     The Company's DataCom products provide a range of products which provide connectivity and timing in backplanes, mass storage and networking. In 1995, the Company renewed and expanded new product efforts in the Specialty Memory (FIFOs and Dual Port RAMs) business segment which the Company believes will provide broadened product portfolio and an increased revenue stream in 1996. The Company's new family of synchronous FIFOs has been transferred to production, and its Dual Port RAM family has been expanded to include higher densities and wider bus widths. These products are used in the new switching architectures of cellular telephone base stations, and high performance networks such as EtherNet and ATM.

     The VME business segment sales and continued new design-ins continue to be strong. A new product, Raceway, which resulted from a cooperative effort with Mercury Computer Systems, has been added to the product line and supports a cross point switch backplane architecture in very high performance systems.

     The first of the DataCom PLL (phase locked loop) based products, RoboClock(TM) and HOTLink(TM), have been in production for several years and revenues attributed to such products have continued to increase. The SST (Serial Sonet Transceiver), a clock and data separator for ATM and the newest of the physical layer interface products, has become one of the DCD top ten revenue products.

     DCD's first EtherNet products are currently completing the design and sampling phase. In the first quarter of 1996, one of these products, the coaxial tap transceiver entered production. This product brings the original EtherNet interface up to date in performance on a current low cost technology. The second of these products, the 100 Mbit transceiver is expected to enter production by mid 1996.

     The combination of these products serving different applications represent the broad offering of products to the large and expanding data communications market. They illustrate the commitment of the DataCom Division to provide a multiplicity of products and solutions to the complex problem of data transfer between systems.

COMPUTATION PRODUCTS DIVISION (CPD)

     Timing Technology Devices. The Company serves the timing technology device market through its business unit, Timing Technology, in Kirkland, Washington. Timing technology devices are widely used in personal computers, disk drives, modems and video games. Timing Technology's clock oscillators control the intricate timing of all aspects of a microprocessor based system, including signals for the CPU, video controller, keyboard, disk drives, system bus, serial ports and real-time clock. Timing Technology's clock synthesizer integrates essentially all clock requirements of a microprocessor based system, thus reducing size, power consumption and cost.

     PC Logic. The Company serves the PC compatible systems logic market with products from its PC Logic business unit. Cypress's hyperCache(TM) PC chipset is the highly integrated product which the Company is expected to release. The Company's hyperCache(TM) chipset incorporates the equivalent of the nine static RAMs that are typically added externally to enhance the performance of competing chipsets.

RESEARCH AND DEVELOPMENT

     The Company places great emphasis on research and development. This is partially reflected by significant management time committed to continuously improve process and product design development cycle time. The Company's current product strategy requires rapid development of new products using emerging process technologies while minimizing research and development costs. The Company performs research and development at two levels. Research and development relating to process technology is managed at the corporate level, while research and development relating to new product design is managed at the operating level by each of the Company's divisions, in cooperation with the new product production teams.

     The Company's research and development expenditures in 1995 were $71.7 million (12% of revenues), compared with $53.2 million (13% of revenues) in 1994 and $49.8 million (16% of revenues) in 1993. Although actual research and development spending increased from the prior year, the rate of growth in research and development spending was surpassed by the growth in revenues. The Company expects to continue to increase spending in research and development in order to maintain its competitiveness in new product design and process technology development.

MANUFACTURING

     The Company manufactures its products at four sub-micron wafer fabrication facilities using its proprietary 0.5, 0.65, 0.8 and 1.2-micron CMOS, 0.8 and 0.5-micron BiCMOS and 0.65-micron Flash technologies. To further its competitive position, the Company has programs to reduce manufacturing cycle times, improve yields and lower costs. The Company invested $100 million in 1995 to increase the capacity of its existing wafer fabrication plants, Fabs I -- III. Fab IV, the Company's newest plant, located next to Fab III in Minnesota, commenced operations in the second half of 1995. In 1995, the Company also broke ground on what will be its largest plant, Fab V, which is adjacent to Fab II in Round Rock, Texas. The Company expects Fab V to produce its first revenue in 1997. Based on bigger clean rooms and improved efficiencies, the Company believes that its capacity will be $1.7 billion with Fabs I through IV operating at full capacity, and will increase to $2.5 billion with the addition of Fab V. Assembly and Test operations continue in Asia with offshore contractors. In the second quarter of 1995, the Company broke ground on a new highly automated assembly and test manufacturing plant in the Philippines. Fully utilized, this new plant is expected to increase assembly and test manufacturing capacity by 600 million units. The new plant is scheduled to become operational in mid-1996 and will initially cost the Company approximately $120 million.

     The process technology for the fabrication of the Company's CMOS semiconductor products is highly complex and sensitive to dust and other contaminants, requiring production in a highly controlled, clean environment. Although the fabrication process is highly controlled, the equipment may not perform flawlessly. Minute impurities, difficulties in the production process or defects in the masks can cause a substantial percentage of the wafers to be rejected or individual die on each wafer to be nonfunctional, which results in the so called "yield" problem that is indigenous to the semiconductor industry. The Company's philosophy is to prevent wafer fab yield loss and/or quality problems to the extent possible through analytical manufacturing controls. The Company tests its products at various stages in the fabrication process, performs high temperature burn-in qualification as well as continuous reliability monitoring on all products, and conducts numerous quality control inspections throughout the entire production flow using its quality-control analytical equipment. The Company has, on occasion, experienced delayed product shipments due to lower than acceptable production yields. Accordingly, to the extent the Company does not achieve acceptable product yields, its operating results will be adversely affected.

     The raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers and the Company is not dependent upon any single source of supply. Shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. Shortages have occurred in the Company's history and lead times have been extended in the industry on occasion without materially adversely affecting the Company; however, there can be no assurance that future shortages, if any, would not have a material adverse effect on the Company's business, financial condition or result of operation.

     Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor operations. The Company believes that its activities conform to present environmental regulations in all material respects. However, the Company has from time to time received notice of non-compliance by certain operations and with filing obligations under applicable federal regulations and local ordinances. While the Company has not experienced any materially adverse effects on its operations from governmental regulations, there can be no assurance that such regulations will not in the future impose the need for additional capital equipment, penalties or other requirements or result in liability for personal injury or property damage. Further, any failure by semiconductor companies, including the Company, to adequately control the use of or restrict the discharge of hazardous substances could also subject them to significant future liabilities.

MARKETING AND SALES

     The Company uses four channels to sell its products: direct OEM (original equipment manufacturer) sales by the Cypress sales force, direct OEM sales by manufacturing representative firms, sales through domestic distributors and sales through international trading companies and representative firms. The Company's marketing and sales effort is organized around four regions: North America, Europe, Japan and Asia/Pacific. The Company also has a strategic accounts group which is responsible for specific customers with worldwide operations. The Company augments its sales effort with FAE's (field application engineers) who are specialists in the Company's product portfolio and work with customers to "design in" Cypress products for their systems. FAE's also help the Company identify emerging markets and new products.

     International revenues accounted for 34% of the Company's total revenues in 1995 compared to 32% in 1994 and 27% in 1993, respectively. The Company warrants its products against defects in materials and workmanship for a period of one year and the product warranty is generally limited to a refund of the original purchase price of the product.

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

     In the low to medium density static RAM area (16K-bit or less in density), the Company competes against equivalent products of a few manufacturers such as Integrated Device Technology (IDT). There is more significant price competition in the higher-volume 256K-bit and 1M-bit static RAM area, in which the Company's competitors include IDT, Motorola, Micron Technology, Alliance Semiconductor, Integrated Silicon Solution, Inc., Hitachi and other Japanese and Korean manufacturers, as well as several smaller niche oriented semiconductor start ups.

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

     The Company's PLD competition consists of bipolar products from companies such as AMD and Texas Instruments, and from CMOS PLDs from larger competitors, including Samsung, AMD, Actel, Altera, Lattice Semiconductor Corporation and Xilinx. Additionally, the sale of PLDs is, in part, dependent on the availability of user design software. Like the Company, both Altera and Xilinx have such software packages.

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

     The Company's system logic products compete with products from Intel, Opti, VLSI and Taiwanese manufacturers Silicon Integrated Systems, Acer Lab, Inc. and United Microelectronics Corporation.

PATENTS AND LICENSES

     The Company currently has 59 patents and has 140 additional patent applications on file with the United States Patent Office and is preparing to file more patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, the Company believes that patents are becoming increasingly important to compete in the industry and has an active program to acquire additional patent protection.

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

     In addition, the Company is currently and may in the future be involved in litigation with respect to alleged infringement by the Company of another party's patents, and may in the future be involved in litigation to enforce its patents or other (including the Texas Instruments and AMD litigation discussed under Item 3 hereof) intellectual property rights, to protect its trade secrets, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past resulted and could in the future result in substantial costs and diversion of resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products or processes infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, if any claims or actions are asserted against the Company, although the Company might seek to obtain a license under a third party's intellectual property rights, there can be no assurance that, under such circumstances, a license would be available under reasonable terms or at all.

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

EMPLOYEES

     As of January 1, 1996, the Company and its subsidiaries had 1,859 employees, as compared to 1,423 at the end of fiscal 1994. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's executive offices, engineering and research and development facilities are located in an approximately 60,000 square foot building at 195 Champion Court, San Jose, California under a lease which will expire in 1999. Located immediately adjacent to the Company's executive offices is one of the Company's wafer fabrication facilities (Fab I) which also includes R & D manufacturing operations. This facility is located in an approximately 61,000 square feet leased building at 3901 North First Street, San Jose, California. The current lease expires in 1999. The lease rates for these facilities are subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell or acquire the property at the end of the lease term (see
Note 7 of the Consolidated Financial Statements).

     Research and development and other Company staff functions are located on the San Jose site. This office space is composed of approximately 75,000 square feet in a building located at 4001 North First Street, San Jose, California under a lease which expires in 1996. The Company has reached an agreement with the owner of this office space pursuant to which the Company will purchase this space.

     In December 1988, the Company purchased the two undeveloped industrial lots on either side of its headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, will be retained for future expansion of the San Jose building complex. In the second quarter of 1995, the Company broke ground on a new highly automated assembly and test manufacturing plant in Cavite, Philippines. This facility is expected to more than double the Company's unit output from the current 50 million units per quarter to 120 million units per quarter by the end of 1997. The Company owns an approximately 100,000 square foot wafer fabrication facility (Fab II) in Round Rock, Texas. In 1995, the Company began construction of a new fab, Fab V, adjacent to Fab II. Fab V construction will result in a 225,000-square-foot facility, with a 35,000-square-foot clean room. In addition, the Company also owns approximately 170,000 square foot wafer fabrication facility (Fab III) and leases approximately 100,000 square foot wafer fabrication facility (Fab IV) on 18 acres of land in Bloomington, Minnesota. The Fab IV lease rate is subject to variations based on LIBOR and a requirement to sell or acquire the property at the end of the lease term (see Note 7 of the Consolidated Financial Statements).

     The Company leases additional space for domestic sales and design centers in Huntsville, Alabama; Calabasas, Irvine, San Diego and San Jose, California; Denver and Colorado Springs, Colorado; Clearwater, Orlando and Pompano Beach, Florida; Roswell, Georgia; Palatine, Illinois; Columbia, Maryland; Minnetonka, Minnesota; Starkville, Mississippi; Nashua, New Hampshire; Laurence Harbor, New Jersey; Poughkeepsie, New York; Raleigh, North Carolina; Beaverton and Portland, Oregon; Trevose, Pennsylvania; Austin, Houston and Richardson, Texas; and Toronto, Ontario, Canada. The Company leases international sales and design centers in La Hope, Belgium; Las Ails Cede and Serves, France; Milan and Orbassano, Italy; Tokyo and Osaka, Japan; Taby, Sweden; Cheshire, Basingstoke and Hertfordshire, United Kingdom; Zorneding, Germany; Singapore, Singapore; Taipei, Taiwan; and Bangalore, India.

ITEM 3.  LEGAL PROCEEDINGS

     Texas Instruments (TI) has charged the Company and three other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in the U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but "top gating", used now by the Company, does not infringe TI's patent. The Company contends that TI's patents are invalid in their entirety. In March 1993, the U.S. District Court of

Appeals for the Federal Circuit affirmed the ITC's ruling. In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company. In August 1995, the judge reversed the decision stating that TI failed to prove that the Company infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. In the first quarter of 1995, the Company recorded a one-time pre-tax charge of $17.8 million with respect to the original decision. The Company continues to hold this reserve pending further resolution of this matter. TI has filed an appeal, in which the Company will continue to defend itself.

     In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the U.S. District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court for the Northern District of California. In June 1995, the U.S. District Court for the Northern District of California dismissed this lawsuit by a summary judgement. The plaintiffs have filed an appeal with the Ninth Circuit, in which the Company will continue to defend itself.

     In June 1995, AMD charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit claims that the Company infringed several of AMD's programmable logic patents. Only a limited amount of discovery has been completed to date, and no trial date has been set. The Company believes that it has meritorious defenses. In November 1995, the Company filed a patent infringement action against AMD in the United States District Court for the District of Minnesota. The Company allenges infringement by AMD of a number of the Company's patents in this action. No discovery has yet gone forward in this action, and AMD has not yet filed an answer. The Company and AMD are involved in settlement discussions with respect to each of the above-referenced actions.

     The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of any of the actions be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 18, 1995, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, increasing the authorized number of shares of the common stock of the Company from 75,000,000 to 250,000,000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding each of the Company's current executive officers is set forth below:

                                                                                        EXECUTIVE
                                                                                         OFFICER
             NAME                AGE                       POSITION                       SINCE
- ------------------------------   ---    ----------------------------------------------- ---------
T. J. Rodgers.................   48     President and Chief Executive Officer              1982
Antonio R. Alvarez............   39     Vice President, Research and Development           1993
Emmanuel Hernandez............   40     Vice President, Finance and Administration,        1993
                                        Chief Financial Officer
J. Daniel McCranie............   52     Vice President, Marketing and Sales                1993
Lothar Maier..................   41     Vice President, Wafer Fabrication,                 1994
                                        President, Cypress Semiconductor (Minnesota),
                                        Inc.

     Except as set forth below, each of the Company's executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any director or executive officer of the Company.

     T.J. Rodgers is a co-founder of the Company and has been its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of Vitesse Semiconductor Corporation and C-Cube Corporation.

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

     Emmanuel Hernandez joined the Company in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining the Company from 1976 to 1993, Mr. Hernandez held various financial positions with National Semiconductor Corporation.

     J. Daniel McCranie joined the Company in October 1993 as Vice President of Marketing and Sales. Prior to joining the Company, from 1989 to 1993, Mr. McCranie was President and CEO of SEEQ Technology. Mr. McCranie also held the position of Vice President of Sales and Marketing for SEEQ for five years prior to becoming President and CEO. Previously, he held marketing and sales positions at Harris Semiconductor, AMD, American Microsystems and Signetics.

     Lothar Maier joined the Company in July 1983 as Manufacturing Engineering Manager. Mr. Maier assumed full responsibility for Fab I in February of 1988, and held this position until the end of December 1990. Mr. Maier was transferred to the Company's subsidiary, Cypress Semiconductor (Minnesota), Inc. in January 1991 as subsidiary President and presently holds that position. In addition, Mr. Maier was promoted to Vice President of Wafer Fabrication of the Company in September, 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol "CY." The following table sets forth, for the periods indicated, the low, high and closing sales prices for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. At January 1, 1996 there were approximately 2,552 holders of record of the Company's Common Stock. Prior period shares and stock prices have been restated to reflect a two-for-one stock split which was effected in October 1995.

                                                                        PRICE RANGE OF COMMON
                                                                              STOCK($)
                                                                      -------------------------
                                                                       LOW      HIGH      CLOSE
                                                                      -----     -----     -----
Fiscal year ended January 1, 1996:
  First Quarter...................................................    10.75     16.13     14.31
  Second Quarter..................................................    13.06     21.63     20.13
  Third Quarter...................................................    17.06     27.38     18.81
  Fourth Quarter..................................................    11.50     19.19     12.63
Fiscal year ended January 2, 1995:
  First Quarter...................................................     6.69      9.44      8.07
  Second Quarter..................................................     6.94      9.38      8.19
  Third Quarter...................................................     7.88     10.25      8.19
  Fourth Quarter..................................................     7.75     11.75     11.57

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                YEAR ENDED(1)(2)
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating results:
  Revenues..................................  $596,071   $406,359   $304,512   $272,242   $286,829
  Acquisition-related non-recurring
     charges................................        --         --    (18,271)        --         --
  Restructuring and other non-recurring
     costs..................................   (17,800)        --        408    (39,700)        --
  Operating Income (loss)...................   159,171     77,792     10,686    (35,636)    44,759
  Income (loss) before tax..................   161,384     80,115     12,567    (32,928)    51,771
  Net income (loss).........................   102,477     50,472      8,043    (21,010)    34,171
  Net income (loss) per share
     Primary................................  $   1.15   $   0.61   $   0.11   $  (0.28)  $   0.42
     Fully diluted..........................  $   1.09   $   0.60         --         --         --
  Weighted average common and common
     equivalent shares outstanding
     Primary................................    89,347     82,313     76,218     74,514     80,668
     Fully diluted..........................    97,583     88,602         --         --         --
Balance sheet data:
  Cash and short-term investments...........  $161,618   $193,275   $ 80,590   $ 82,046   $103,703
  Working capital...........................   190,580    225,952    124,651    133,966    150,735
  Total assets..............................   750,728    555,699    340,648    320,504    374,603
  Long term debt and capital lease
     obligations (excluding current
     portion)...............................    95,879     93,653         --      1,597      3,310
  Stockholders' equity......................   472,099    352,999    271,685    262,061    298,612

(1) The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31.

(2) All share data has been restated to reflect a two-for-one stock split which was effected in October 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

     THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH IN "FACTORS AFFECTING FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

     In 1995, the Company continued its growth trend by recording revenues of $596.1 million, an increase of 46.7% over last year and 95.8% over 1993. The growth in revenues contributed to record profits of $102.5 million or $1.09 per share, compared to $50.5 million, or $0.60 per share in 1994 and $8.0 million, or $0.11 per share in 1993. The growth in revenues was primarily due to a significant increase in unit sales in each of the Company's four major product lines: Memory Products, Programmable Products, Data Communications, and Computation Products. The increase in profitability was again driven by the Company's efforts to improve gross margin. As a result of lower fixed costs per unit due to increased volume, reduced cost of manufacturing wafers, and slower average selling price reductions than in prior years, the Company in 1995 was able to improve absolute gross margin by 9% over 1994 and 13% over 1993.

     In 1996, the Company plans to bring into production a new assembly and test manufacturing plant in the Philippines. Fully utilized, this new plant is expected to increase assembly and test manufacturing capacity by 600 million units. The new plant is scheduled to become operational in mid-1996 and will initially cost the Company approximately $120 million. The Company also began construction of a new fab in Texas ("Fab V") in 1995. The new fab is expected to be a key contributor to the Company's goal of reaching the $2 billion revenue level by the year 2000. Fab V is scheduled to be operational in the second quarter of 1997, and when half utilized, will cost the Company approximately $350 million.

     In August 1995, the Company announced a two-for-one stock split in the form of a 100% common stock dividend to stockholders of record as of October 19, 1995. In October, the stockholders approved an amendment to the Company's Certificate of Incorporation, increasing the number of authorized shares of the Company's common stock from 75,000,000 to 250,000,000 in conjunction with the stock dividend. Stockholders of record as of October 19, 1995, received certificates representing one additional share for every share held at that time. The shares were distributed on October 31, 1995. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted for all periods presented to give effect to this stock dividend, except for the amounts disclosed for treasury shares, which were not split, and are stated at their historical amounts.

RESULTS OF OPERATIONS

     In 1995, revenues increased to a record $596.1 million, an increase of 46.7% over the $406.4 million recorded in 1994 and 95.8% over the $304.5 million recorded in 1993. The growth in revenues was primarily due to a significant increase in unit sales in each of the Company's four major product lines, especially in the Memory Products Division ("MPD"), which includes the sale of Static Random Access Memory ("SRAM") products. Unit sales of SRAM products in 1995 increased 85.2% over 1994 and 170.0% over 1993. The growth in unit sales of high-speed SRAM products, particularly the 256K and 64K products, resulted in a significant increase in sales to the Telecommunications, Data Communications, and Personal Computer ("PC") and related markets. As a result of its substantial sales volume, coupled with a slightly higher average selling price for SRAM products, MPD generated 61.7% of the Company's revenue in 1995, a 9.8% increase over 1994 and a 27.9% increase over 1993.

     The Programmable Products Division ("PPD"), the Company's second largest revenue producing product line, produced 14.9% of the Company's revenue in 1995. PPD's contribution to total revenue decreased from the 24.2% recorded in 1994 and 27.7% in 1993. Although PPD's contribution as a percentage of total revenues decreased in 1995, the product line's revenue in absolute sales dollars grew in comparison to 1994 and 1993. While average selling prices were lower year-to-year, sales volumes increased substantially.

Revenue growth in PPD can be attributed to increased revenue generated by the Programmable Read-Only Memory line of products, which are also sold to the PC and Telecommunications markets and by the Fast CMOS Technology Logic Device line of products, which was acquired from Performance Semiconductor Corporation in 1993.

     The Data Communications Division ("DCD") also experienced significant growth in revenues in 1995 as unit sales increased 46.9% over 1994 and 100.0% over 1993. The growth was primarily due to proprietary products established across all of DCD's product lines. Proprietary positions in the Specialty Memory and VMEbus products fueled double-digit growth. The largest growth occurred in DCD's Channel line, where several products, including the HOTLink(TM) point-to-point communication devices and Programmable Skew Clock Buffers (RoboClock(TM)), all made significant contributions to revenue. This increase in volume more than offset the 8.0% decline in the average selling price for DCD products.

     The Computation Products Division's ("CPD") revenue is primarily generated from its Timing Technology line of products. The Company began serving this market through its acquisition of IC Designs, Inc., in the fourth quarter of 1993. In 1995, revenues generated from the CPD product line increased 16.2% over 1994 primarily due to increased unit volume.

     The Company's cost of revenues as a percentage of revenues for 1995 decreased to 46% compared with 55% in 1994 and 59% in 1993. Manufacturing costs as a percent of revenues continued to decline due to increased wafer volume in the Company's domestic fabrication facilities ("fabs") for 1995 relative to 1994 of 44.7%, die size reductions and introduction of new technologies which resulted in a lower cost per unit. In order to offset the decrease in average selling prices traditionally experienced in the semiconductor market, the Company must continue to find ways to lower manufacturing costs and introduce new products in order to remain competitive in the marketplace and improve gross margins. One such method of reducing costs is to shrink the size of each die in order to produce more die on a single wafer. With the development of new designs, the Company has been able to decrease the die size on many of its products, thus reducing the cost of each die. In order to reduce the cost of back-end manufacturing, the Company moved a majority of its assembly and test operations offshore in 1992 to take advantage of lower production costs in Asia. In 1995, the benefits of this move had an even greater impact as production volume increased at these operations.

     The Company is continuing its efforts to increase capacity in its domestic fabs and in back-end manufacturing in order to maintain growth in revenues. In 1996, the Company plans to bring into production a new assembly and test manufacturing plant in the Philippines. Fully utilized, this new plant is expected to increase the Company's assembly and test manufacturing capacity by 600 million units. The new plant is scheduled to become operational in mid-1996 and will initially cost the Company approximately $120 million. The Company also began construction on a new fab in Texas ("Fab V"). The new fab is expected to be a key contributor to the Company's goal of reaching the $2 billion revenue level by the year 2000. Fab V is expected to be operational in mid 1997 and, when half utilized, will cost approximately $350 million.

     Research and development ("R&D") expenses decreased to 12% of revenues in 1995, compared to 13% in 1994 and 16% in 1993. Although actual spending in R&D increased significantly in 1995, growing to $71.7 million compared to $53.2 million and $49.8 million in 1994 and 1993, respectively, the rate of growth in R&D spending was outpaced by the rate of growth in revenues. The Company expects R&D spending to continue to increase in absolute dollars as a consequence of opening two new design centers in Austin, Texas, and Bangalore, India, in 1995, as well as increasing activity in many of its existing design centers and fabrication plants to develop new products and process technologies, respectively.

     Selling, general and administration ("SG&A") expenses decreased to 12% of revenues in 1995, compared to 13% in 1994 and 15% in 1993. Absolute spending grew to $71.3 million in 1995, compared to $52.8 million and $46.3 million in 1994 and 1993, respectively. Although actual SG&A spending grew in 1995 in comparison to the two previous years, its rate of growth was less than the rate of growth in revenues. The increase in actual spending for SG&A expenses is primarily attributable to an increase in headcount and associated spending in sales and marketing in an effort to penetrate new markets and support the Company's existing line of products. The Company expects absolute spending in sales and marketing to continue to increase as a result of the Company's efforts to sustain revenue growth. General and administrative expenses also grew in 1995 as the Company incurred legal expenditures in excess of those historically incurred, principally as a result of the Texas Instruments and the shareholder class-action lawsuit.

     Income from operations increased significantly in 1995, growing to a record $159.2 million. Income from operations in 1994 and 1993 was $77.8 million and $10.7 million, respectively. The increase in operating income can be attributed to growing revenues and improved margins as the Company focused on reducing operating expenses by improving manufacturing efficiencies. Reducing operating income in 1995 was a $17.8 million reserve recorded to reflect the original verdict delivered in the patent infringement lawsuit filed by Texas Instruments. The judge in the case reversed the decision later in the year and the plaintiff has filed an appeal which is still pending. The Company will continue to maintain the reserve pending further resolution of this matter (see Note 7 of the Notes to Consolidated Financial Statements). Included in operating income for 1993 were non-recurring charges of $18.3 million related to the acquisitions of IC Designs and the FCT product line from Performance Semiconductor.

     Net interest income in 1995 was $2.2 million, a slight decrease from the $2.3 million recorded in 1994 and a slight increase from the $1.9 million recorded in 1993. Cash investments increased in March 1994 with net proceeds received from the issuance of convertible subordinated notes. The higher average balance of investments coupled with higher short-term interest rates resulted in the Company recording $8.5 million in interest income in 1995 compared with $6.4 million in 1994 and $2.2 million in 1993. Also associated with the issuance of the convertible subordinated notes was a corresponding increase in interest expense. In 1995, the Company recorded $6.2 million in interest expense, an increase of $2.2 million from 1994 and $6.0 million from 1993.

     The Company recorded income tax expense of $58.9 million in 1995, compared to $29.6 million in 1994 and $4.5 million in 1993. The effective tax rates in 1995, 1994 and 1993 were 36.5%, 37.0% and 36.0% respectively.

     In 1995, the Company's net income grew to $102.5 million, a significant increase from the $50.5 million recorded in 1994 and the $8.0 million recorded in 1993. Net income in 1993 would have been $19.5 million without the acquisition-related, non-recurring charges recorded that year.

FACTORS AFFECTING FUTURE RESULTS

     The Company believes that, notwithstanding the various objectives, projections, estimates and other forward-looking statements set forth in this document, its future operating results will continue to be subject to variations based on a wide variety of factors, which could lead the Company's operating results to be materially different from those projected in such forward-looking statements. Such factors include, but are not limited to: general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products such as the networking, computer and telecommunications markets, failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize, the availability and extent of utilization of manufacturing capacity, fluctuations in manufacturing yields, price erosion, competitive factors, the timing of new product introductions, product obsolescence and the ability to develop and implement new technologies including the ramp of our RAM3 process to full commercial production. The Company is also dependent on subcontract vendors for a portion of the assembly and test manufacturing of its products which presents risks including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply, and reduced control over product costs, adverse weather conditions, and manufacturing yields. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan.

     As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. While the Company cannot predict what effect these and other factors will have on the Company, they could result in significant volatility in the Company's future performance. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

     The Company's corporate headquarters and some manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

     Current pending litigation and claims are set forth in Note 7 of the Notes to Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of any of the actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remained strong throughout 1995. Cash, cash equivalents and short-term investments totaled $161.6 million at the end of fiscal year 1995, a decrease of $31.7 million from fiscal year-end 1994. Cash used for investing activities of $187.0 million and financing activities of $27.1 million was offset in part by cash generated from operating activities of $190.3 million.

     Cash from operating activities grew to $190.3 million in 1995, compared to $122.1 million in 1994. This increase of $68.2 million is primarily due to the increase in net income to $102.5 million recorded this year, accompanied by growth in the non-cash effects of depreciation and amortization expense. These increases to cash from operating activities were partially offset by the net change in operating assets and liabilities.

     Cash used for investing activities in 1995 was $187.0 million, a $35.5 million decrease from the $222.5 million used for investing activities in 1994. Last year, the Company recorded a use of cash of $117.0 million, related to the increase in short-term investments as a result of proceeds received from the 1994 issuance of convertible subordinated notes. In 1995, the Company purchased $194.9 million in capital equipment, mainly to increase capacity in the Company's fabrication facilities in Minnesota, Texas and San Jose. This represented an increase in capital purchases of $82.5 million, compared to the $112.4 million in capital purchased in 1994. The Company expects to invest approximately $300 million for capital additions in 1996 and had committed approximately $220 million for the construction or purchase of property, plant, and equipment as of January 1, 1996.

     In 1995, the Company recorded cash used for financing activities of $27.1 million, compared to the generation of cash from financing activities of $96.0 million in 1994. During the last quarter of 1995, the Company implemented its stock repurchase program, with the Board of Directors approving the repurchase of $70.0 million of the Company's stock. Consequently, by the end of 1995, the Company repurchased $37.9 million of treasury stock. No treasury stock was repurchased in 1994. In 1994, the cash generated from financing activities was primarily due to net proceeds of $89.4 million received from the issuance of convertible subordinated notes.

     Last year, the Company entered into two operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota, respectively. In 1995, the Company entered into an additional lease agreement related to its new fabrication facility "Fab IVb" also located in Minnesota. These agreements require that the Company maintain a specific level of restricted cash or investments to serve as collateral for these leases. In 1995, the Company added $20.8 million in restricted investments to the $18.5 million recorded in 1994. All restricted investments are classified as non-current assets on the balance sheet.

     The Company anticipates that existing sources of liquidity and cash flows from operations will be sufficient to satisfy its cash needs in the current fiscal year. The Company may, from time to time, as market conditions warrant, purchase its common stock in the open market, invest in complementary technologies, products, or businesses, or raise additional capital through public and private markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         JANUARY 1,     JANUARY 2,
                                                                            1996           1995
                                                                         ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents..........................................     $   9,487      $  33,308
  Short-term investments.............................................       152,131        159,967
                                                                         ----------     ----------
  Total cash, cash equivalents, and short-term investments...........       161,618        193,275
  Accounts receivable, net of allowances for doubtful accounts and
     customer returns of $2,828 in 1995 and $1,393 in 1994...........       108,587         67,763
  Other receivables..................................................         8,335          2,426
  Inventories........................................................        28,978         28,372
  Other current assets...............................................        44,119         25,278
                                                                         ----------     ----------
     Total current assets............................................       351,637        317,114
Property, plant and equipment, net...................................       336,593        201,590
Other assets, including restricted investments of $39,257 in 1995
  and $18,513 in 1994................................................        62,498         36,995
                                                                         ----------     ----------
                                                                          $ 750,728      $ 555,699
                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................     $  82,315      $  55,777
  Accrued compensation and employee benefits.........................        21,353         10,544
  Other accrued liabilities..........................................        25,447         11,714
  Deferred income on sales to distributors...........................        13,190          9,688
  Income taxes payable...............................................        18,752          3,439
                                                                         ----------     ----------
     Total current liabilities.......................................       161,057         91,162
Convertible subordinated notes.......................................        95,879         93,653
Deferred income taxes................................................        15,653         11,209
Other long-term liabilities..........................................         6,040          6,676
                                                                         ----------     ----------
     Total liabilities...............................................       278,629        202,700
                                                                         ----------     ----------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none
     issued and outstanding..........................................            --             --
  Common stock, $.01 par value, 250,000,000 shares authorized;
     88,924,000 and 82,594,000 issued; 81,501,000 and 77,821,000
     outstanding.....................................................           889            826
  Additional paid-in capital.........................................       292,713        238,272
  Retained earnings..................................................       262,462        159,985
                                                                         ----------     ----------
                                                                            556,064        399,083
  Less shares of common stock held in treasury, at cost; 7,423,000
     shares at January 1, 1996 and 4,773,000 at January 2, 1995......       (83,965)       (46,084)
                                                                         ----------     ----------
     Total stockholders' equity......................................       472,099        352,999
                                                                         ----------     ----------
                                                                          $ 750,728      $ 555,699
                                                                           ========       ========

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         YEAR ENDED
                                                           --------------------------------------
                                                           JANUARY 1,    JANUARY 2,    JANUARY 3,
                                                              1996          1995          1994
                                                           ----------    ----------    ----------
Revenues................................................   $  596,071    $  406,359    $  304,512
                                                           ----------    ----------    ----------
  Costs and expenses:
  Cost of revenues......................................      276,160       222,620       179,821
  Research and development..............................       71,667        53,188        49,798
  Selling, general and administrative...................       71,273        52,759        46,344
  Acquisition-related non-recurring charges.............           --            --        18,271
  Restructuring and other non-recurring costs...........       17,800            --          (408)
                                                           ----------    ----------    ----------
  Total operating costs and expenses....................      436,900       328,567       293,826
                                                           ----------    ----------    ----------
Operating income........................................      159,171        77,792        10,686
Interest expense........................................       (6,239)       (4,041)         (289)
Interest income and other...............................        8,452         6,364         2,170
                                                           ----------    ----------    ----------
Income before income taxes..............................      161,384        80,115        12,567
Provision for income taxes..............................      (58,907)      (29,643)       (4,524)
                                                           ----------    ----------    ----------
Net income..............................................   $  102,477    $   50,472    $    8,043
                                                            =========     =========     =========
Net income per share:
  Primary...............................................   $     1.15    $     0.61    $     0.11
                                                            =========     =========     =========
  Fully diluted.........................................   $     1.09    $     0.60    $       --
                                                            =========     =========     =========
Weighted average common and common equivalent shares
  outstanding:
  Primary...............................................   89,347,000    82,313,000    76,218,000
  Fully diluted.........................................   97,583,000    88,602,000            --

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (SHARES AND DOLLARS IN THOUSANDS)

                                    COMMON STOCK      ADDITIONAL                               TOTAL
                                  ----------------     PAID-IN      RETAINED    TREASURY    STOCKHOLDERS'
                                  SHARES    AMOUNT     CAPITAL      EARNINGS     STOCK         EQUITY
                                  ------    ------    ----------    --------    --------    ------------
Balances at December 28, 1992...  70,235     $731      $ 186,219    $101,470    $(26,359)     $262,061
Issuance of common stock under
  employee stock plans and
  other.........................   4,066       41         17,031                                17,072
Tax benefit resulting from stock
  option transactions...........                           4,234                                 4,234
Repurchase of common stock under
  share repurchase program......  (1,900)                                        (19,725)      (19,725)
Net income for the year.........                                       8,043                     8,043
                                  ------    ------    ----------    --------    --------    ------------
Balances at January 3, 1994.....  72,401      772        207,484     109,513     (46,084)      271,685
Issuance of common stock under
  employee stock plans and
  other.........................   5,420       54         24,448                                24,502
Tax benefit resulting from stock
  option transactions...........                           6,340                                 6,340
Net income for the year.........                                      50,472                    50,472
                                  ------    ------    ----------    --------    --------    ------------
Balances at January 2, 1995.....  77,821      826        238,272     159,985     (46,084)      352,999
Issuance of common stock under
  employee stock plans and
  other.........................   6,330       63         31,460                                31,523
Tax benefit resulting from stock
  option transactions...........                          22,981                                22,981
Repurchase of common stock under
  share repurchase program......  (2,650)                                        (37,881)      (37,881)
Net income for the year.........                                     102,477                   102,477
                                  ------    ------    ----------    --------    --------    ------------
Balances at January 1, 1996.....  81,501     $889      $ 292,713    $262,462    $(83,965)     $472,099
                                  ======    ======      ========    ========    ========     =========

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED
                                                              JANUARY 1,    JANUARY 2,    JANUARY 3,
                                                                 1996          1995          1994
                                                              ----------    ----------    ----------
Cash flow from operating activities:
  Net income...............................................    $ 102,477    $   50,472     $   8,043
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................       64,733        45,039        41,245
     Non-cash interest and amortization of debt issuance
       costs...............................................        2,639         1,639            --
     Provision for restructuring and other non-recurring
       costs...............................................       17,800            --          (408)
     Acquisition-related non-recurring charges.............           --            --        18,271
     Deferred income taxes.................................       (8,464)        1,258        (6,209)
     Changes in operating assets and liabilities:
       Receivables.........................................      (46,733)      (15,985)       (7,093)
       Inventories.........................................         (606)          913        11,800
       Other assets........................................      (20,407)       (3,909)       (2,278)
       Accounts payable and accrued liabilities............       32,644        31,999        (1,132)
       Deferred income.....................................        3,502           837         3,488
       Income taxes payable and deferred income taxes......       42,738         9,885         3,203
                                                              ----------    ----------    ----------
Net cash flow generated from operating activities..........      190,323       122,148        68,930
                                                              ----------    ----------    ----------
Cash flow from investing activities:
  Decrease (increase) in short-term investments............        7,836      (117,034)       26,742
  Acquisition of property, plant, and equipment............     (194,878)     (112,370)      (55,485)
  Sale of equipment........................................           --         7,918            --
  Acquisition of IC Designs, Inc., net of cash acquired....           --            --       (16,629)
  Acquisition of FCT product line..........................           --            --        (5,270)
  Buyout of minority interest in subsidiaries..............           --            --        (7,356)
  Sale of Ross Technology, Inc.............................           --            --        17,087
  Other....................................................           --          (969)         (967)
                                                              ----------    ----------    ----------
Net cash flow used for investing activities................     (187,042)     (222,455)      (41,878)
                                                              ----------    ----------    ----------
Cash flow from financing activities:
  Issuance of convertible subordinated notes, net of
     issuance costs........................................           --        89,443            --
  Restricted investments related to building lease
     agreements............................................      (20,744)      (18,513)           --
  Repurchase of common stock...............................      (37,881)           --       (19,725)
  Issuance of capital stock................................       31,523        24,502        20,449
  Other....................................................           --           526        (2,490)
                                                              ----------    ----------    ----------
Net cash flow generated (used) for financing activities....      (27,102)       95,958        (1,766)
                                                              ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents.......      (23,821)       (4,349)       25,286
Cash and cash equivalents, beginning of year...............       33,308        37,657        12,371
                                                              ----------    ----------    ----------
Cash and cash equivalents, end of year.....................    $   9,487    $   33,308     $  37,657
                                                                ========     =========      ========
Supplemental disclosures:
  Cash paid during the year for:
     Interest..............................................    $   4,014    $    1,677     $     289
     Income taxes..........................................    $  30,744    $   24,214     $   1,635

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Cypress Semiconductor Corporation (the "Company" or "Cypress") was incorporated in California in December 1982, commenced business activities on April 7, 1983, and reincorporated in Delaware in February 1987. The Company designs, develops, and manufactures a broad range of high-performance integrated circuits. The Company sells to the networking, military, computer, telecommunications, and instrumentation application markets.

     The Company's operations outside the U.S. primarily relate to foreign sales offices. The assets, liabilities, and results of operations of these entities were not significant for any of the years presented. Export revenues, principally to customers in Europe and Japan, were 34%, 32%, and 27% of total revenues in 1995, 1994, and 1993, respectively. As of January 1, 1996, all of the Company's subsidiaries are wholly owned, except for Cypress Semiconductor (Texas), Inc. ("CTI"), the Company's wafer fabrication facility in Texas, which is approximately 17% owned by Altera Corporation ("Altera"). Altera receives wafer fab capacity commensurate with its investment.

     No one customer accounted for greater than 10% of revenues in 1995, 1994, or 1993. Additionally, sales to one distributor accounted for 10% and 11% of total revenues in 1994 and 1993, respectively. No one distributor accounted for greater than 10% of revenues in 1995.

     In August 1995, the Company announced a two-for-one stock split in the form of a 100% common stock dividend to stockholders of record as of October 19, 1995. In October, the stockholders approved an amendment to the Company's Certificate of Incorporation, increasing the number of authorized shares from 75,000,000 to 250,000,000 in conjunction with the stock dividend. Stockholders of record as of October 19, 1995, received certificates representing one additional share for every share held at that time. The shares were distributed on October 31, 1995. In addition, all shares previously authorized, but not issued, under the 1994 Stock Option Plan and the Employee Qualified Stock Purchase Plan were doubled in accordance with the terms of such plans as a result of the stock dividend. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been adjusted for all periods presented to give effect to this stock dividend except for the amounts disclosed for treasury shares, which were not split, and are stated at their historical amounts.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     Fiscal years 1995, 1994, and 1993 ended January 1, 1996, January 2, 1995, and January 3, 1994, respectively. The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31. Fiscal years 1995 and 1994 each comprised 52 weeks and fiscal year 1993 comprised 53 weeks. Certain prior year amounts have been adjusted to conform to current year presentation.

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value.

  Cash Equivalents and Short-Term Investments

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     Effective January 4, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "SFAS 115", "Accounting for Certain Investments in Debt and Equity Securities." Upon adoption of SFAS 115, the Company classified, and continues to classify, all investments as available for sale, based upon the Company's intention to use these investments to fund working capital needs. The investments, which all have contractual maturities of less than two years, are carried at cost plus accrued interest, which approximated market for the entire fiscal year.

     A summary of the carrying amounts of the investments are as follows:

                                                                         JANUARY 1,     JANUARY 2,
                                                                            1996           1995
                                                                         ----------     ----------
                                                                            (DOLLARS IN THOUSANDS)
Corporate debt securities............................................     $   6,125      $   5,958
State and municipal obligations......................................       130,606        138,195
Other................................................................        15,400         15,814
                                                                         ----------     ----------
Total................................................................     $ 152,131      $ 159,967
                                                                           ========       ========

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash equivalents, short-term investments, and trade accounts receivable. The Company places its cash equivalents and short-term investments in a variety of financial instruments such as municipal securities and U.S. Government securities. The Company further limits its exposure to these investments by placing such investments with various financial institutions. The Company routinely performs credit evaluations of these financial institutions.

     The Company sells its product to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

  Inventories

     Inventories are valued at standard costs that approximate actual costs, but not in excess of market. Cost is determined on a first-in, first-out basis. Market is based on estimated net realizable value. The components of inventories are as follows:

                                                                         JANUARY 1,     JANUARY 2,
                                                                            1996           1995
                                                                         ----------     ----------
                                                                            (DOLLARS IN THOUSANDS)
Raw materials........................................................     $  9,859       $  8,519
Work-in-process......................................................       12,682         12,325
Finished goods.......................................................        6,437          7,528
                                                                         ----------     ----------
Total................................................................     $ 28,978       $ 28,372
                                                                           =======        =======

  Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, or lease term if less than useful life. Accelerated methods of computing depreciation are used for tax purposes. The components of property, plant, and equipment are as follows:

                                                          USEFUL LIVES     JANUARY 1,     JANUARY 2,
                                                            IN YEARS          1995           1995
                                                          ------------     ----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
Land...................................................                    $    8,850     $    7,558
Machinery and equipment................................       3 to 5          501,377        336,747
Buildings and leasehold improvements...................      7 to 10           38,821         32,257
Furniture and fixtures.................................            5            5,384          4,110
                                                                           ----------     ----------
                                                                              554,432        380,672
Accumulated depreciation and amortization..............                      (217,839)      (179,082)
                                                                           ----------     ----------
Total..................................................                    $  336,593     $  201,590
                                                                            =========      =========

  Goodwill

     Goodwill acquired in connection with the purchase of other businesses is recorded at cost and amortized over a four- or five-year period using the straight-line method. The Company periodically determines whether there has been any permanent impairment in the value of the goodwill whenever events indicate that the carrying value of such goodwill may not be recoverable. The measurement of possible impairment is based on determining whether projected undiscounted future cash flows from operations exceed the net book value of the goodwill as of the measurement date. As of January 1, 1996, there has been no such impairment.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The statement requires that the Company follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

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

  Translation of Foreign Currencies

     The Company translates accounts denominated in foreign currencies in accordance with Statement of Financial Accounting Standards No. 52, using the United States dollar as the functional currency. Sales to customers are primarily denominated in U.S. dollars and foreign currency transaction gains and losses have not been material in any year.

NOTE 2:  RESTRUCTURING AND OTHER NON-RECURRING COSTS

     In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August, the judge reversed the decision stating TI failed to prove that Cypress infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. TI has filed an appeal, in which the Company will continue to defend itself. In March 1995, the Company recorded a one-time pre-tax charge of $17.8 million with respect to the original decision. The Company will continue to maintain this reserve pending further resolution of this matter.

     In June 1993, Cypress sold its SPARC(TM) microprocessor subsidiary, Ross Technology, Inc., to Fujitsu Limited for $21.8 million. The Company received an aggregate of $16.6 million in 1993 and $4.3 million in 1994, and the remaining balance of $0.9 million in 1995. In addition to the divestiture of Ross, the Company restructured the equity in two of its subsidiaries, Aspen Semiconductor Corporation and Multichip Technology, Incorporated, by acquiring employee minority interests consisting of stock options and stock received from exercised stock options. Aspen Semiconductor was absorbed into two of Cypress's divisions, Static Memory and Programmable Products. Multichip Technology is now integrated as a part of the Static Memory Division. These restructuring activities and the divestiture in Ross resulted in a net one-time pre-tax credit of $408,000.

NOTE 3:  ACQUISITIONS AND RELATED CHARGES

     In the fourth quarter of 1993, the Company acquired 100% of IC Designs, Inc., a manufacturer of timing technology products for the personal computer market, for $16.3 million plus $4 million for certain covenants not to compete. The aggregate purchase price of $20.3 million was allocated to assets purchased and liabilities assumed based on independent appraisal as follows:

        Current assets................................................    $6,600,000
        Covenant not to compete.......................................     4,000,000
        R&D in process................................................    11,000,000
        Completed technology..........................................     4,000,000
        Goodwill......................................................     2,000,000
        Other assets..................................................       400,000
        Current liabilities...........................................    (1,800,000)
        Deferred taxes................................................    (5,900,000)
                                                                          ----------
        Total.........................................................    $20,300,000
                                                                          ==========

     The following summarizes the unaudited pro forma results of operations of the Company for 1993 assuming the acquisition of IC Designs had occurred at the beginning of 1993 (dollars in thousands, except per share amounts):

                                                                            YEAR ENDED
                                                                            JANUARY 3,
                                                                               1994
                                                                            ----------
                                                                            (UNAUDITED)
        Revenues.........................................................    $317,280
        Net income.......................................................    $  9,076
        Net income per share.............................................    $   0.12

     In December 1993, the Company acquired the inventory and technology of the high-speed logic product line of Performance Semiconductor for an aggregate cost of $5.3 million. This cost has been allocated based on independent appraisal as follows:

        Inventory.....................................................    $2,100,000
        R & D in process..............................................     3,100,000
        Completed technology..........................................     1,100,000
        Liabilities...................................................    (1,000,000)
                                                                          ----------
        Total.........................................................    $5,300,000
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

NOTE 4:  CONVERTIBLE SUBORDINATED NOTES

     On March 31, 1994, the Company completed a $110 million private placement of 7-year discounted convertible subordinated notes. The notes are due in the year 2001, with a coupon rate of 3.15 percent and a yield-to-maturity of 6.04 percent. The notes are convertible into approximately 7,940,000 shares of common stock and are callable by the Company three years after the date of issuance. Net proceeds were $89.4 million, after issuance costs of $2.9 million. The discount is being amortized using the effective interest rate method over the life of the notes. At year-end, the amount of the convertible subordinated notes required to be reflected as a liability on the Company's balance sheet totalled $95.9 million, which approximates fair market value.

NOTE 5:  COMMON STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

1994 STOCK OPTION PLAN

     In 1994, the Company adopted the 1994 Stock Option Plan, which replaced the Company's 1985 Incentive Stock Option Plan and the 1988 Directors' Stock Option Plan (the "Terminated Plans") with respect to future option grants. Under terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of the Company or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted under the 1994 Stock Option Plan is typically equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan includes shares that remained available under the Terminated Plans and provides for an annual increase in shares available for issuance pursuant to nonstatutory stock options equal to 4.5% of the Company's outstanding common stock at the end of each fiscal year.

     Table 1 summarizes information relating to shares under option and shares available for grant under the Terminated and 1994 Stock Option Plans.

TABLE 1.  SHARES UNDER OPTION AND AVAILABLE FOR GRANT

                                                                                       OUTSTANDING
                                                                                         OPTIONS
                                                     SHARES AVAILABLE     NUMBER      -------------
                                                        FOR GRANT        OF SHARES     PRICE RANGE
                                                     ----------------    ---------    -------------
Balance, December 28, 1992.........................      4,635,238       18,143,356   $ 1.00-$ 9.25
  Options granted..................................     (6,472,540)      6,472,540    $ 5.00-$ 7.19
  Options exercised................................             --       (3,161,502)  $ 1.00-$ 5.50
  Options cancelled................................      2,748,884       (2,748,884)  $ 1.00-$ 7.19
                                                     ----------------    ---------
Balance, January 3, 1994...........................        911,582       18,705,510   $ 1.00-$ 9.25
  Options authorized...............................      6,000,000              --               --
  Options granted..................................     (5,548,722)      5,548,722    $ 7.56-$11.25
  Options exercised................................             --       (3,915,126)  $ 1.00-$ 8.44
  Options cancelled................................      1,367,318       (1,367,318)  $ 1.25-$10.00
                                                     ----------------    ---------
Balance, January 2, 1995...........................      2,730,178       18,971,788   $ 1.00-$11.25
  Options authorized...............................      3,502,026              --               --
  Options granted..................................     (7,504,204)      7,504,204    $12.13-$24.50
  Options exercised................................             --       (5,735,670)  $ 1.00-$24.50
  Options cancelled................................      1,292,221       (1,292,221)  $ 1.00-$24.50
                                                     ----------------    ---------
Balance, January 1, 1996...........................         20,221       19,448,101   $ 1.00-$24.50
                                                      ============       =========
Options exercisable on January 1, 1996.............                      7,449,572    $ 1.00-$24.50
                                                                         =========

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

     In 1986, the Company approved an Employee Qualified Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as employee's enrollment price multiplied by purchased shares). Of the 7,600,000 shares authorized under the ESPP, 5,230,934 shares were issued through 1995 including, 582,432, 900,496, and 905,014 shares in 1995, 1994, and 1993, respectively.

OTHER EMPLOYEE BENEFIT PLANS

     The Company also maintains a Section 401(k) Plan, Profit Sharing Plan, and Key Employee Bonus Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 20% of their eligible earnings to the Plan Trust.

     Under the Profit Sharing Plan, all qualified employees are provided an equal share of bonus payments, which are based on the Company achieving a targeted level of earnings per share. In 1995, 1994, and 1993,

$7,575,000, $5,241,000 and $1,599,000, respectively, were charged to operations in connection with the Profit Sharing Plan.

     In 1994, a Key Employee Bonus Plan was established which provides for bonus payments to selected employees upon achievement of certain Company and individual performance targets. In 1995 and 1994, $4,937,000 and $1,902,000, respectively, were charged to operations in connection with this Plan.

NOTE 6:  INCOME TAXES

     The components of the provision for income taxes are summarized in Table 2. Income before taxes is principally attributed to domestic operations.

     The tax provision differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes as shown in Table 3.

TABLE 2.  COMPONENTS OF THE PROVISION FOR INCOME TAXES

                                                                             YEAR ENDED
                                                              JANUARY 1,     JANUARY 2,     JANUARY 3,
                                                                 1996           1995           1994
                                                              ----------     ----------     ----------
                                                                      (DOLLARS IN THOUSANDS)
Current tax expense:
  U.S. Federal.............................................    $ 60,163       $ 24,998       $  9,507
  State and local..........................................       6,988          3,286          1,055
  Foreign..................................................         220            101            171
                                                              ----------     ----------     ----------
Total current..............................................      67,371         28,385         10,733
                                                              ----------     ----------     ----------
Deferred tax expense (benefit):
  U.S. Federal.............................................      (7,849)           709         (5,918)
  State and local..........................................        (615)           549           (291)
                                                              ----------     ----------     ----------
Total deferred.............................................      (8,464)         1,258         (6,209)
                                                              ----------     ----------     ----------
Total......................................................    $ 58,907       $ 29,643       $  4,524
                                                                =======        =======        =======

TABLE 3.  TAX PROVISION DIFFERENCES

                                                                             YEAR ENDED
                                                              JANUARY 1,     JANUARY 2,     JANUARY 3,
                                                                 1996           1995           1994
                                                              ----------     ----------     ----------
                                                                      (DOLLARS IN THOUSANDS)
Statutory rate.............................................         35%            35%            35%
Tax at U.S. statutory rate.................................    $ 56,484       $ 28,040       $  4,398
State income taxes, net of federal benefit.................       4,142          2,492            497
Tax credits................................................      (1,013)          (300)          (679)
Net Foreign Sales Corporation (FSC) benefit................        (479)          (427)          (974)
Benefit of tax free investments............................      (2,254)        (1,324)            --
Other, net.................................................       2,027          1,162          1,282
                                                              ----------     ----------     ----------
Total......................................................    $ 58,907       $ 29,643       $  4,524
                                                                =======        =======        =======

     The components of the net deferred tax assets at January 1, 1996, and January 2, 1995, under FAS 109 were as follows:

                                                                         JANUARY 1,     JANUARY 2,
                                                                            1996           1995
                                                                         ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
Deferred tax assets:
Deferred income on sales to distributors.............................     $   5,654      $   3,988
Inventory reserves and basis differences.............................         7,677          5,077
Restructuring and legal reserves.....................................        11,027          2,032
Asset valuation and other reserves...................................        10,822          6,851
State tax, net of federal tax........................................           455            297
Other, net...........................................................         2,388          4,616
                                                                         ----------     ----------
Total deferred tax assets............................................        38,023         22,861
                                                                         ----------     ----------
Deferred tax liabilities:
Excess of tax over book depreciation.................................       (17,294)       (11,829)
Other, net...........................................................        (1,271)           (38)
                                                                         ----------     ----------
Total deferred tax liabilities.......................................       (18,565)       (11,867)
                                                                         ----------     ----------
Net deferred tax assets..............................................     $  19,458      $  10,994
                                                                           ========       ========

     The net deferred tax asset at January 1, 1996, is substantially realizable through carry-back to prior years' taxable income. Other Current Assets include current net deferred tax assets of $35,111,000 at January 1, 1996, and $22,203,000 at January 2, 1995, respectively.

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

     In September 1994, the Company entered into a five-year operating lease for office and manufacturing facilities in San Jose, California. In December 1994, the Company entered into a ten-year operating lease for its second wafer fabrication facility "Fab IV" in Bloomington, Minnesota. In October 1995, the Company entered into an additional lease financing agreement related to Fab IVb in Minnesota. These leases require quarterly payments which vary based on the London interbank offering rate (LIBOR). All leases provide the Company with the option of either acquiring the properties at their original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company is contingently liable under certain first-loss clauses for up to $34.0 million at January 1, 1996. Furthermore, the Company must maintain restricted cash or investments ($39.3 million at January 1, 1996) to serve as collateral for these leases and maintain compliance with certain financial covenants. Management believes that this contingent liability will not have a material adverse effect on the Company's financial position or results of operations.

     The aggregate annual rental commitments under noncancelable operating leases as of January 1, 1996, are:

                                                                            (DOLLARS IN
        FISCAL YEAR                                                          THOUSANDS)
        -------------------------------------------------------------------------------
        1996................................................................   $ 4,402
        1997................................................................     4,704
        1998................................................................     3,502
        1999................................................................     2,676
        2000................................................................     2,546
        2001 and thereafter.................................................     9,700
                                                                            -----------
        Total...............................................................   $27,530
                                                                             ========

     Rental expense was approximately $5,995,000 in 1995, $4,954,000 in 1994, and $4,036,000 in 1993.

LITIGATION AND ASSERTED CLAIMS

     In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

     In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August, the judge reversed the decision stating that TI failed to prove that Cypress infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. TI has filed an appeal, in which the Company will continue to defend itself. In March 1995, the Company recorded a one-time pre-tax charge of $17.8 million with respect to the original decision. The Company will continue to maintain this reserve pending further resolution of this matter.

     In June 1995, the U.S. District Court of Northern California dismissed by a summary judgement a class-action lawsuit filed against the Company and certain of its officers. The suit was filed for alleged violations of the Securities and Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. The plaintiffs have filed an appeal, in which the Company will continue to defend itself.

     In June 1995, Advanced Micro Devices "AMD" charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit filed by AMD claims the Company infringed on several of AMD's programmable logic patents. No trial date has been set.

     The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operation. However, should the outcome of any of the actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

PURCHASE COMMITMENTS

     At January 1, 1996, the Company has purchase commitments aggregating $220 million principally for manufacturing equipment and facilities.

NOTE 8:  RELATED PARTIES

     During 1990, the Company made a cost-basis investment of $1.0 million in Vitesse Semiconductor Series E Preferred Stock (which has been converted to common stock since Vitesse's initial public offering) and guaranteed an equipment lease line of credit for Vitesse, of $3.5 million, maturing on August 31, 1997. The outstanding principal balance related to the lease line at January 1, 1996, is $0.3 million. As of January 1, 1996, the Company's cost-basis investment is $1,000,000. The Company's chairman, board member, and its president are members of the Vitesse Board of Directors.

     During 1992, the Company made a cost-basis investment of $2.0 million in QuickLogic Series D preferred stock. An additional $1,015,000 was invested in 1995, $189,000 in 1994 and $195,000 in 1993. The Company also recorded sales to QuickLogic of $5,769,000 in 1995 and $1,972,000 in 1994 and at fiscal year-end 1995 and 1994, the Company had a receivable due from QuickLogic of $717,000 and $787,000, respectively, and a payable due to QuickLogic of $64,000 and $207,000, respectively. Under certain circumstances, the Company may be required to make additional investments in QuickLogic. The Company's chairman is a member of the Board of Directors of QuickLogic.

     During 1995, 1994, and 1993, the Company paid approximately $281,000, $254,000, and $291,000, respectively, to a member of the Board of Directors for consulting services.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of CYPRESS SEMICONDUCTOR CORPORATION:

     In our opinion, the consolidated financial statements listed in the index appearing under item 14 (a)(1) and (2) on page 32 present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at January 1, 1996 and January 2, 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 19, 1996

                            QUARTERLY FINANCIAL DATA

                                                                    THREE MONTHS ENDED
                                                     ------------------------------------------------
                                                     JANUARY 1,    OCTOBER 2,    JULY 3,     APRIL 3,
                                                        1996          1995         1995        1995
                                                     ----------    ----------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................................    $ 177,279     $ 161,155    $134,273    $123,365
Gross profit......................................       96,712        87,295      73,374      62,531
Net income........................................       35,550        32,219      25,602       9,105
Net income per share
  Primary.........................................    $    0.40     $    0.35    $   0.29    $   0.11
                                                       ========      ========    ========    ========
  Fully diluted...................................    $    0.38     $    0.33    $   0.27    $   0.11
                                                       ========      ========    ========    ========

                                                     JANUARY 2,    OCTOBER 3,    JULY 4,     APRIL 4,
                                                        1995          1994         1994        1994
                                                     ----------    ----------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................................    $ 111,172     $ 104,013    $100,217    $ 90,957
Gross profit......................................       52,206        47,250      44,541      39,742
Net income........................................       15,765        13,611      11,571       9,525
Net income per share
  Primary.........................................    $    0.19     $    0.16    $   0.14    $   0.12
                                                       ========      ========    ========    ========
  Fully diluted...................................    $    0.18     $    0.16    $     --    $     --
                                                       ========      ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

(1)                                   FINANCIAL STATEMENTS                               PAGE
        --------------------------------------------------------------------------------------
        Consolidated Balance Sheets at January 1, 1996 and January 2, 1995..............   15
        Consolidated Statements of Operations for the three years ended January 1,
        1996............................................................................   16
        Consolidated Statements of Stockholders' Equity for the three years ended
        January 1, 1996.................................................................   17
        Consolidated Statements of Cash Flows for the three years ended January 1,
        1996............................................................................   18
        Notes to Consolidated Financial Statements......................................   19
        Report of Independent Accountants...............................................   29

(2)                               FINANCIAL STATEMENT SCHEDULE                           PAGE
        --------------------------------------------------------------------------------------
    I.  Valuation and qualifying accounts and reserves..................................    F-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

  EXHIBIT
   NUMBER                                       DESCRIPTION
- ------------  -------------------------------------------------------------------------------
3.1(1)        Restated Certificate of Incorporation, as amended.
3.2(3)        Certificate of Amendment of Restated Certificate of Incorporation, as amended.
3.2(a)        Certificate of Amendment of Restated Certificate of Incorporation, as amended.
3.3(1)        Bylaws, as amended.
10.1(3)(6)    1985 Incentive Stock Option Plan, and forms of Incentive Stock Option Agreement and Nonstatutory Option Agreement, as amended.
10.2(1)(6)    Form of Indemnification Agreement.
10.3(2)(6)    1988 Directors' Stock Option Plan and form of Agreement, as amended.
10.4(6)       Bialek consulting agreement, dated April 1, 1995.
10.5(4)(6)    1994 Stock Option Plan.
10.6(5)(6)    Employee Qualified Stock Purchase Plan, as amended.
10.7(5)       Indenture dated March 15, 1994 between the Company and The First National Bank of Boston.
10.8(5)       Lease Agreement dated December 29, 1994 between the Company and Sumitomo Bank
              Leasing and Finance, Inc.
10.9(5)       Lease dated September 1, 1994 between the Company and BNP Leasing Corporation.
10.10(5)(6)   Cypress Semiconductor Corporation 1995 Key Employee Bonus Plan Agreement.
10.11(5)(6)   Loan agreement for J. Daniel McCranie.
10.12(5)(6)   Relocation agreement for Lothar Maier
21.1          Subsidiaries of the Company.
23.1          Consent of Independent Accountants.
24.1          Power of Attorney (see page 34).
(1)           Previously filed as exhibits to Registration Statement on Form S-1 (No.
              33-12153) which became effective on March 4, 1987 and incorporated herein by reference.
(2)           Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(3)           Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1992.
(4)           Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1994.
(5)           Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1995.
(6)           Management compensatory plan, contract or arrangement.
(b)           Reports on Form 8-K
              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 29th day of March 1996.

                                          CYPRESS SEMICONDUCTOR CORPORATION

                                                    /s/ EMMANUEL HERNANDEZ
                                          By:

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                               TITLE                        DATE
- -------------------------------------  ------------------------------------ -------------------
          /s/ T.J. RODGERS             President, Chief Executive Officer   March 29, 1996
- -------------------------------------  and Director (Principal Executive
            T.J. Rodgers               Officer)

       /s/ EMMANUEL HERNANDEZ          Chief Financial Officer,             March 29, 1996
- -------------------------------------  Vice-President, Finance and
         Emmanuel Hernandez            Administration (Principal Financial
                                       and Accounting Officer)

        /S/ PIERRE R. LAMOND           Chairman of the Board of Directors   March 29, 1996
- -------------------------------------
          Pierre R. Lamond

         /s/ FRED B. BIALEK            Director                             March 29, 1996
- -------------------------------------
           Fred B. Bialek

          /S/ ERIC BENHAMOU            Director                             March 29, 1996
- -------------------------------------
            Eric Benhamou

          /S/ JOHN C. LEWIS            Director                             March 29, 1996
- -------------------------------------
            John C. Lewis

                                  SCHEDULE II

                       CYPRESS SEMICONDUCTOR CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     CHARGED TO    CHARGED TO
                                        BEGINNING      COSTS         OTHER                    ENDING
             DESCRIPTION                 BALANCE    AND EXPENSES    ACCOUNTS    DEDUCTIONS    BALANCE
- --------------------------------------  ---------   ------------   ----------   ----------   ---------
1993
Allowance for sales returns and
  doubtful accounts...................  $ 833,000    $  738,000     $125,000    $ (349,000)  $1,347,000
1994
Allowance for sales returns and
  doubtful accounts...................  $1,347,000   $  610,000     $     --    $ (564,000)  $1,393,000
1995
Allowance for sales returns and
  doubtful accounts                     $1,393,000   $1,400,000     $ 85,000    $  (50,000)  $2,828,000