Form 10-Q
period 1996-04-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1996-05-16
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 1, 1996 or

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   April 1, 1996 (all one class):  79,519,000
                  --------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended April 1, 1996

                                     Index

Part I - Financial Information
- --------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages  3 - 8
Item 2.  Management's Discussion and Analysis                  Pages  9 - 12


Part II - Other Information
- --------------------------------

Item 1.  Legal Proceedings                                     Page  13
Item 6.  Exhibits and Reports on Form 8-K                      Pages 13


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                   (Unaudited)

                                                       Apr. 1,     Jan. 1,
                                                        1996        1996
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $    1,090   $   9,487
  Short-term investments                                109,983     152,131
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            111,073     161,618
  Accounts receivable, net of allowances of
      $2,479 at April 1, 1996 and $2,828 at
      January 1, 1996                                   101,536     108,587
  Inventories                                            36,858      28,978
  Other current assets                                   58,394      52,454
                                                     ----------  ----------
       Total current assets                             307,861     351,637
Property, plant and equipment (net)                     387,456     336,593
Other assets, including restricted investments
 of $43,379 at April 1, 1996 and $39,257 at
 January 1, 1996                                         68,375      62,498
                                                     ----------  ----------
         Total assets                                $  763,692  $  750,728
                                                     ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   86,016  $   82,315
  Accrued liabilities                                    40,735      46,800
  Deferred income on sales to distributors               14,263      13,190
  Income taxes payable                                   26,828      18,752
                                                     ----------  ----------
       Total current liabilities                        167,842     161,057
Convertible subordinated notes                           96,452      95,879
Deferred income taxes                                    15,653      15,653
Other long-term liabilities                               5,881       6,040
                                                     ----------  ----------
         Total liabilities                              285,828     278,629
                                                     ----------  ----------




                                       3






                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                       (In thousands, except share data)
                                   (Unaudited)

                                                       Apr. 1,     Jan. 1,
                                                        1996        1996
                                                     ----------  ----------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 89,779,000 and
    88,924,000 issued; 79,519,000 and
    81,501,000 outstanding                                  898         889
  Additional paid-in capital                            297,070     292,713
  Retained earnings                                     296,739     262,462
                                                     ----------  ----------
                                                        594,707     556,064
  Less shares of common stock held in
    treasury, at cost: 10,260,000 at April 1, 1996
    and 7,423,000 at January 1, 1996                   (116,843)    (83,965)
                                                     ----------  ----------
       Total stockholders' equity                       477,864     472,099
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  763,692  $  750,728
                                                     ==========  ==========





     See accompanying notes to condensed consolidated financial statements.



                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                Three Months Ended
                                              ----------------------
                                                Apr. 1,     Apr. 3,
                                                 1996        1995
                                              ----------  ----------

Revenues                                      $  170,171  $  123,365
                                              ----------  ----------
Costs and expenses:
  Cost of revenues                                76,861      60,834
  Research and development                        21,416      15,671
  Selling, general and administrative             18,140      15,291
  Other non-recurring costs (Note 4)                  --      17,800
                                              ----------  ----------
     Total operating costs and expenses          116,417     109,596
                                              ----------  ----------
Operating income                                  53,754      13,769
Interest expense                                  (1,647)     (1,733)
Interest and other income                          1,873       2,303
                                              ----------  ----------
Income before income taxes                        53,980      14,339
Provision for income taxes                       (19,703)     (5,234)
                                              ----------  ----------
Net income                                    $   34,277  $    9,105
                                              ==========  ==========



Net income per share:

    Primary                                   $     0.41  $     0.11
    Fully diluted                             $     0.39  $     0.11

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                                       83,418      87,223
    Fully diluted                                 91,358      95,607





     See accompanying notes to condensed consolidated financial statements.


                                       5

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                       ----------------------
                                                         Apr. 1,     Apr. 3,
                                                          1996        1995
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   34,277  $    9,105
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           21,604      13,291
   Provision for other non-recurring costs                     --      17,800
   Non-cash interest and amortization of debt
    issuance costs                                            676         643
   Changes in operating assets and liabilities:
    Receivables                                             7,051      (2,170)
    Inventories                                            (7,880)      2,214
    Other assets                                           (8,630)     (5,585)
    Accounts payable and accrued liabilities               (2,523)     (5,186)
    Deferred income                                         1,073         585
    Income taxes payable and deferred income taxes          8,076        (624)
                                                       ----------  ----------
Net cash generated by operations                           53,724      30,073
                                                       ----------  ----------
Cash flows from investing activities:
  (Increase) Decrease in short-term investments (net)      42,148     (20,279)
  Acquisition of property, plant and equipment            (71,635)    (28,689)
                                                       ----------  ----------
Net cash used for investing activities                    (29,487)    (48,968)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                              (32,878)         --
  Issuance of common stock                                  4,366      11,341
  Restricted investments related to building lease
    agreement                                              (4,122)     (9,800)
                                                       ----------  ----------
Net cash generated (used) by financing activities         (32,634)      1,541
                                                       ----------  ----------

Net decrease in cash and cash equivalents                  (8,397)    (17,354)
Cash and cash equivalents, beginning of year                9,487      33,308
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $    1,090  $   15,954
                                                       ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Interim Statements

In the opinion of management, the accompanying, unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 1996 included in the Company's 1995 Annual Report on Form 10-K.

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three month period ended April 1, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

                                               April 1,   January 1,
                                                 1996        1996
                                              ----------  ----------
     Raw materials                            $   10,160  $    9,859
     Work in process                              16,954      12,682
     Finished goods                                9,744       6,437
                                              ----------  ----------
                                              $   36,858  $   28,978
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

In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August 1995, the judge reversed the decision stating TI failed to prove that Cypress infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. TI has filed an appeal, in which the Company will continue to defend itself. In March 1995, the Company recorded a one-time pre-tax charge of $17.8 million with respect to the original decision. The Company continues to maintain this reserve pending further resolution of this matter.


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

The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of either of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

In June 1995, Advanced Micro Devices ("AMD") charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit claims that the Company infringed several of AMD's Programmable Logic Patents. In November 1995, the Company filed a patent infringement action against AMD in the U.S. District Court for the District of Minnesota. The Company alleged infringement by AMD of a number of the Company's patents in this action. In April 1996, the Company and AMD signed a cross-licensing agreement terminating the patent litigation between the companies. The agreement allows each company to continue to produce its own products with no threat of future patent lawsuits by the other company.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this Report.


RESULTS OF OPERATIONS:
- --------------------------

Revenues for the quarter ended April 1, 1996 increased 37.9% over the comparable period a year ago, increasing to $170.2 million in 1996 compared to $123.4 million in 1995. The increase in revenues was primarily due to sales growth in the Company's Memory Products Division ("MPD") and Data Communications Division ("DCD"). MPD's revenues grew to $104.1 million in the first quarter of 1996 compared to $64.5 million during the same fiscal 1995 quarter. MPD 's revenue growth was partly due to higher average selling prices ("ASPs") in the Static Random Access Memory ("SRAM") products, with some shift into the 1 megabit line of products and partially due to higher sales volume, particularly into the Telecommunication and Datacommunication markets.
Although the Company experienced higher ASPs in its sale of SRAM products in the first quarter of fiscal year 1996 in comparison to the comparable quarter a year ago, more recently these products have experienced a reduction in ASPs and the Company expects this trend to continue in the near term. The decrease in ASPs is caused by overall market demand softness partly attributable to over supply and the resulting inventory level correction by the end customers. The greater availability of products due to excess supply has also changed the ordering cycle of customers due to their expectation of immediate product availability or at least the acceptability of much shorter leadtimes. The continuation of these factors in the future could have a materially adverse effect on the Company's results of operations. This increase in sales volume allowed DCD's revenues to grow to $25.5 million in the first quarter of fiscal year 1996 compared to $20.5 million in the comparable 1995 quarter. Although the ASP's of DCD's line of products continued to decline, the increase in sales volume more than offset the drop in ASP's.

The Company's cost of revenues as a percentage of revenues for the quarter ended April 1, 1996 decreased to 45.2% compared to 49.3% in the comparable period in 1995. Manufacturing costs as a percentage of revenues continued to decline due to increased sales volume, resulting in lower fixed costs per unit, a die size reduction program in the Company's domestic wafer fabrication plants, and improved manufacturing efficiencies. A change in product mix, especially in the Memory Products and Datacommunications Divisions, also contributed to lower cost of revenues in the first quarter of 1996 as the sales volume shifted to products yielding better margins.

Research and development ("R & D") expenses as a percent of revenues decreased slightly to 12.6% for the quarter ended April 1, 1996, compared to 12.7% for the comparable period in 1995. Although actual R & D spending during the first three months of 1996 increased $5.7 million over the comparable period a year ago, its rate of growth has been less than the rate of growth in revenues. The Company expects R & D spending to continue to increase in absolute dollars as the Company increases its activities in its new and existing design centers to develop new products and process technologies.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter ended April 1, 1996 decreased to 10.7%, compared to 12.4% in the same period last year. Although absolute spending in SG&A increased from the prior year, the rate of growth has been less than the rate of growth in revenues. The increase in absolute spending for SG&A is primarily due to growing headcount and associated spending in sales and marketing as the Company continues its efforts to increase revenue by penetrating new markets and supporting its existing line of products. The Company expects absolute spending in sales and marketing to continue to increase as a result of the Company's efforts to sustain revenue growth. The Company also expects absolute spending in general and administrative expenses to grow moderately in the future in order to maintain and support the Company's growth.

Operating income for the quarter ended April 1, 1996 was $53.8 million, or 31.6% of revenues, compared with $13.8 million, or 11.1% of revenues in the comparable period in 1995. During the first quarter of 1995, the Company recorded a one-time charge of $17.8 million ($11.3 million net of taxes) related to the verdict issued against the Company in the patent infringement lawsuit filed by Texas Instruments. Although the verdict was reversed in favor of the Company in August 1995, the Company continues to hold the reserve pending further resolution of this matter. Without the one-time charge, operating income for the first quarter of 1995 would have been $31.6 million, or 25.6% of revenues.

For the quarter ended April 1, 1996, the Company recorded net interest and other income of $0.2 million compared to net interest and other income of $0.6 million in the comparable period of 1995. Although the average cash and short term investment balance during the first quarter of 1996 was significantly less than the average balance during the first quarter of the prior year, the return on investments increased due to a stronger bond market.


FACTORS AFFECTING FUTURE RESULTS:
- -----------------------------------

The Company believes that its future operating results will continue to be subject to variations based on a wide variety of factors. Such factors include, but are not limited to: general economic conditions, the cyclical nature of the semiconductor industry and the markets addressed by the Company's products such as networking, computer and telecommunications markets, failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize, the availability and extent of utilization of manufacturing capacity, fluctuations in manufacturing yields, price erosion, competitive factors, the timing of new product introductions, product obsolescence and the ability to develop and implement new technologies including the ramp of the Company's RAM3 process to full commercial production.

The Company is also dependent on subcontract vendors for a portion of the assembly and test manufacturing of its products, which presents risks including the lack of guaranteed production capacity, delay in delivery, susceptibility to disruption in supply, and reduced control over product cost, adverse weather conditions, and manufacturing yields. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan. As a participant in the semiconductor industry, the Company operates in a technologically advanced, rapidly changing and highly competitive environment. While the Company cannot predict what effect these and other factors will have on the Company, they could result in significant volatility in the Company's future performance. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis.

The Company's headquarters and some manufacturing facilities are located near major earthquake faults. In the event of a major earthquake, the Company could suffer damages which could materially and adversely affect the operating results and financial condition of the Company.

Current pending litigation and claims are set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of any of the actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.


LIQUIDITY AND CAPITAL RESOURCES:
- ---------------------------------

The Company's cash, cash equivalents and short-term investments totaled $111.1 million at April 1, 1996, a decrease of $50.5 million compared to the end of 1995. The decrease in cash, cash equivalents and short-term investments is primarily due to the purchase of capital equipment and the Company's repurchase of its common stock.

During the first quarter of fiscal 1996, the Company generated $53.7 million in cash from operations, compared to $30.1 million generated during the comparable period in 1995. A majority of the increase in cash from operations is attributable to the significant increase in revenues and earnings recorded during the first quarter of 1996 compared to the first quarter of 1995.

Cash used for investing activities was $29.5 million for the three month period ending April 1, 1996 compared to a cash use for investing activities of $49.0 million for the comparable period in 1995. During the first quarter of 1996, the Company acquired additional property, plant and equipment totalling $71.6 million. The additions primarily related to increasing capacity in the wafer producing fabrication facilities in Minnesota, Texas and San Jose. In addition, the Company increased the level of capital equipment purchases for its new assembly and test facility in the Philippines. Capital purchases for the remainder of fiscal 1996 are expected to be approximately $175.0 million as the Company continues to buy equipment to expand capacity, particularly in backend manufacturing. Offsetting the purchases of capital equipment was the conversion of short-term investments into cash of $42.1 million. A majority of the cash was used to pay for capital equipment and to fund the Company's repurchase of its common stock.

Cash used for financing activities in the first quarter of 1996 was $32.6 million compared to cash generated from financing activities of $1.5 million in the comparable period in 1995. During the first quarter of 1996, the Company completed its stock repurchase program which began in the fourth quarter of 1995 by repurchasing 2.6 million shares of its own common stock for $32.9 million. The Company also received $4.4 million related to the issuance of common stock through its Employee Stock Purchase Program and the Employee Stock Option Program. Due to the Company's relatively lower stock price, this quarter's receipts from such issuances were significantly less than the $11.3 million received during the first quarter of 1995.

In May 1995, in a case before the District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments. In August 1995, the judge reversed the decision. The plaintiff has filed an appeal which is pending. In the first quarter of 1995, the Company recorded a one-time pretax charge of $17.8 million with respect to the original decision. The Company continues to maintain this reserve pending further resolution of this matter.

In 1994 and April 1995, the Company entered into certain operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota. These agreements require quarterly payments which vary based on the London interbank offering rate (LIBOR). These leases provide the Company with the option of either acquiring the properties at their original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company must maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. In the first three months of 1996, the Company added $4.1 million to the restricted investments, bringing the total to $43.4 million. In April 1996, the Company entered into an additional operating lease agreement with respect to two office facilities in San Jose and added $13.6 million to its restricted investments. These restricted investments are classified as non-current assets on the balance sheet.

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

                           PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 4 of Notes to the Condensed Consolidated Financial Statements.


ITEM 6:

  (a)  Exhibit  -  10.5   "Amended and Restated 1994 Stock Option Plan"

       Exhibit  -  10.10  "1996 Key Employee Bonus Plan Agreement (KEBP)"

       Exhibit  -  11.1   "Computation of Net Income Per Common Share and
                           Dilutive Common Share Equivalents"

       Exhibit  -  27     "Financial Data Schedule"


  (b)  Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:       May 16, 1996            /s/  T.J. Rodgers
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