Form 10-Q/A
period 1996-04-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1996-05-21
CIK 791915

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

                               Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Report on Form 10-Q dated May 16, 1996 as set forth in the pages attached hereto.



Part I - Financial Information
- --------------------------------

Item 2.  Management's Discussion and Analysis

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

Revenues for the quarter ended April 1, 1996 increased 37.9% over the comparable period a year ago, increasing to $170.2 million in 1996 compared to $123.4 million in 1995. The increase in revenues was primarily due to sales growth in the Company's Memory Products Division ("MPD") and Data Communications Division ("DCD"). MPD's revenues grew to $104.1 million in the first quarter of 1996 compared to $64.5 million during the same fiscal 1995 quarter. MPD 's revenue growth was partly due to higher average selling prices ("ASPs") in the Static Random Access Memory ("SRAM") products, with some shift into the 1 megabit line of products and partially due to higher sales volume, particularly into the Telecommunication and Datacommunication markets.
Although the Company experienced higher ASPs in its sale of SRAM products in the first quarter of fiscal year 1996 in comparison to the comparable quarter a year ago, more recently these products have experienced a reduction in ASPs and the Company expects this trend to continue in the near term. The decrease in ASPs is caused by overall market demand softness partly attributable to over supply and the resulting inventory level correction by the end customers. The greater availability of products due to excess supply has also changed the ordering cycle of customers due to their expectation of immediate product availability or at least the acceptability of much shorter leadtimes. The continuation of these factors in the future could have a materially adverse effect on the Company's results of operations. The growth in revenues recorded in the DCD product line was also related to a significant increase in sales volume as unit sales in fiscal year 1996 increased 33.4% over the comparable period in fiscal year 1995. This increase in sales volume allowed DCD's revenues to grow to $25.5 million in the first quarter of fiscal year 1996 compared to $20.5 million in the comparable 1995 quarter. Although the ASP's of DCD's line of products continued to decline, the increase in sales volume more than offset the drop in ASP's.

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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:       May 21, 1996            /s/  T.J. Rodgers
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