Form 10-Q
period 1996-07-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1996-08-15
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended July 1, 1996 or

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

- ---------------

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    July 1, 1996 (all one class):  80,041,000
                  --------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended July 1, 1996

                                     Index

Part I - Financial Information
- --------------------------------

Item 1.  Condensed Consolidated Financial Statements              Pages  3 - 8
Item 2.  Management's Discussion and Analysis                     Pages  9 - 13


Part II - Other Information
- --------------------------------

Item 1.  Legal Proceedings                                        Page  14
Item 4.  Submission of Matters to a Vote of Security Holders      Page  14
Item 6.  Exhibits and Reports on Form 8-K                         Pages 14 - 16


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Jul. 1,    Jan. 1,
                                                       1996       1996
                                                    ---------- ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $    4,481 $    9,487
  Short-term investments                                60,972    152,131
                                                    ---------- ----------
    Total cash, cash equivalents and
      short-term investments                            65,453    161,618
  Accounts receivable, net of allowances of
      $2,341 at July 1, 1996 and $2,828 at
      January 1, 1996                                   83,546    108,587
  Inventories                                           45,165     28,978
  Other current assets                                  57,651     52,454
                                                    ---------- ----------
       Total current assets                            251,815    351,637
Property, plant and equipment (net)                    434,576    336,593
Other assets                                            84,555     62,498
                                                    ---------- ----------
         Total assets                               $  770,946  $ 750,728
                                                    ========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   89,647  $  82,315
  Accrued liabilities                                   36,308     46,800
  Deferred income on sales to distributors              14,103     13,190
  Income taxes payable                                  10,255     18,752
                                                    ---------- ----------
       Total current liabilities                       150,313    161,057
Convertible subordinated notes                          97,043     95,879
Deferred income taxes                                   15,653     15,653
Other long-term liabilities                             10,222      6,040
                                                    ---------- ----------
         Total liabilities                             273,231    278,629
                                                    ---------- ----------







                                       3






                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                             (Dollars in thousands)
                                   (Unaudited)

                                                      Jul. 1,    Jan. 1,
                                                       1996       1996
                                                    ---------- ----------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --         --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 90,301,000 and
    88,924,000 issued; 80,041,000 and
    81,501,000 outstanding                                 903        889
  Additional paid-in capital                           300,051    292,713
  Retained earnings                                    313,604    262,462
                                                    ---------- ----------
                                                       614,558    556,064
  Less shares of common stock held in
    treasury, at cost: 10,260,000 at
    July 1, 1996 and 7,423,000 at
    January 1, 1996                                   (116,843)   (83,965)
                                                    ---------- ----------
       Total stockholders' equity                      497,715    472,099
                                                    ---------- ----------
         Total liabilities and stockholders'
           equity                                   $  770,946  $ 750,728
                                                    ========== ==========





     See accompanying notes to condensed consolidated financial statements.



                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                Three Months Ended         Six Months Ended
                              ----------------------   ----------------------
                                Jul. 1,     Jul. 3,       Jul. 1,    Jul. 3,
                                 1996        1995          1996       1995
                              ----------  ----------   ----------  ----------

Revenues                      $  135,464  $  134,273    $ 305,635  $  257,638
                              ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of revenues                72,015      60,899      148,876     121,733
  Research and development        21,989      16,392       43,405      32,063
  Marketing, general and
    administrative                15,502      17,506       33,642      32,797
  Other non-recurring
    costs (Note 4)                    --          --           --      17,800
                              ----------  ----------   ----------  ----------
     Total operating costs
       and expenses              109,506      94,797      225,923     204,393
                              ----------  ----------   ----------  ----------
Operating income                  25,958      39,476       79,712      53,245
Interest expense                  (1,482)     (1,415)      (3,129)     (3,148)
Interest and other income          2,075       2,255        3,948       4,558
                              ----------  ----------   ----------  ----------
Income before income taxes        26,551      40,316       80,531      54,655
Provision for income taxes        (9,686)    (14,714)     (29,389)    (19,948)
                              ----------  ----------   ----------  ----------
Net income                    $   16,865  $   25,602    $  51,142  $   34,707
                              ==========  ==========   ==========  ==========

Net income per share:

    Primary                   $     0.20  $     0.29    $    0.61  $     0.39
    Fully diluted             $     0.20  $     0.27    $    0.58  $     0.38

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                       83,285      89,557       83,352      88,390
    Fully diluted                 91,227      98,244       91,293      96,926



     See accompanying notes to condensed consolidated financial statements.

                                       5

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                      ----------------------
                                                         Jul. 1,    Jul. 3,
                                                          1996       1995
                                                       ---------- ----------
Cash flows from operating activities:
 Net income                                            $   51,142 $   34,707
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           44,894     26,900
   Provision for other non-recurring costs                     --     17,800
   Non-cash interest and amortization of debt
    issuance costs                                          1,369      1,303
   Changes in operating assets and liabilities:
    Receivables                                            21,147    (11,805)
    Inventories                                           (16,187)      (465)
    Other assets                                           (3,965)   (13,410)
    Accounts payable and accrued liabilities               (3,480)     9,709
    Deferred income                                           913      1,285
    Income taxes payable and deferred income taxes         (8,497)     3,240
                                                       ---------- ----------
Net cash generated by operations                           87,336     69,264
                                                       ---------- ----------
Cash flows from investing activities:
  Decrease (Increase) in short-term investments (net)      91,159    (13,317)
  Acquisition of property, plant and equipment (net)     (141,212)   (94,774)
                                                       ---------- ----------
Net cash used for investing activities                    (50,053)  (108,091)
                                                       ---------- ----------
Cash flows from financing activities:
  Repurchase of common stock                              (32,878)        --
  Issuance of common stock                                  7,353     22,471
  Restricted investments related to building lease
    agreements                                            (21,264)   (14,695)
  Other long-term liability                                 4,500         --
                                                       ---------- ----------
Net cash generated (used) by financing activities         (42,289)     7,776
                                                       ---------- ----------

Net decrease in cash and cash equivalents                  (5,006)   (31,051)
Cash and cash equivalents, beginning of year                9,487     33,308
                                                       ---------- ----------
Cash and cash equivalents, end of quarter              $    4,481 $    2,257
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and six month periods ended July 1, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                                July 1,   January 1,
                                                 1996        1996
                                              ----------  ----------
Inventories:
     Raw materials                            $   12,083  $    9,859
     Work in process                              18,124      12,682
     Finished goods                               14,958       6,437
                                              ----------  ----------
                                              $   45,165  $   28,978
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

In June 1995, the U.S. District Court of Northern California dismissed by a summary judgement the class-action lawsuit filed against the Company and certain of its officers. The suit filed was for alleged violations of the

Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. The plaintiffs have filed an appeal, in which the Company will continue to defend itself. The Company will vigorously defend itself in this matter and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August 1995, the judge reversed the decision stating TI failed to prove that Cypress infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on either of the patents in suit, and entered judgement to that effect. While TI has the right to seek reconsideration of that decision and the right to petition for a writ of certiorari from the United States Supreme Court, litigation counsel for the Company believes that it is unlikely that any such motion for reconsideration would be granted or that writ of certiorari would issue. In March 1995, the Company recorded a one-time, pre-tax charge of $17.8 million with respect to the original decision. The Company will continue to maintain this reserve pending further resolution of this matter.

In June 1995, Advanced Micro Devices ("AMD") charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit claims that the Company infringed on several of AMD's Programmable Logic Patents. In November 1995 the Company filed a patent infringement action against AMD in the U.S. District Court for the District of Minnesota. The Company alleged infringement by AMD of a number of the Company's patents in this action. In April 1996, the Company and AMD signed a cross-licensing agreement terminating the patent litigation between the two companies. The agreement allows each company to continue to produce its own products with no threat of future patent lawsuits by the other company.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report.


RESULTS OF OPERATIONS:
- --------------------------

Revenues for the quarter and six month periods ended July 1, 1996 increased 0.1% and 18.6%, respectively, over the comparable periods a year ago, increasing to $135.5 million and $305.6 million compared to $134.3 million and $257.6 million in 1995. The $1.2 million increase in revenues, comparing the second quarter of 1996 to the same period in 1995, was primarily attributable to revenue growth in the Programmable Products Division ("PPD") and the Datacommunications Division ("DCD"). Increased revenues in these product lines more than offset the decline in revenues experienced in the Memory Products Division ("MPD"). MPD, the Company's highest revenue producing product line, recorded an $8.5 million decline in revenues comparing the second quarter of 1996 to the comparable quarter in 1995. Even though MPD's Static Random Access Memory ("SRAM") line of products increased sales volume by 16% comparing the second quarter of 1996 to the comparable quarter in 1995, the decline in SRAMs' average selling price ("ASP") of 18% more than offset the effects of increased volume. The decline in ASPs is primarily due to over supply of product and resulting inventory correction by end user customers. The opposite was true in the DCD product line, where higher ASPs increased revenue by $3.4 million comparing the second quarter of 1996 to the comparable quarter in 1995. Although unit sales in the second quarter of 1996 grew slightly in comparison to the same quarter last year, higher ASPs recorded in DCD's Specialty Memory and Channel line of products increased revenue. In addition, PPD's revenues grew $4.0 million comparing the second quarter of 1996 to the comparable quarter in 1995. Increased volume, particularly in the Programmable Read-Only Memory line of products, aided the growth of revenues in PPD as the ASP of PPD products remained relatively constant year to year.

Although revenues increased in the second quarter and in the first half of 1996 compared to the comparable periods in 1995, revenues declined significantly in comparing the second quarter of 1996 to the first quarter of 1996 as the Company continued to experience reductions in ASPs, particularly in its SRAM products. The decrease in ASPs is caused by overall market demand softness, mainly attributable to over supply and the resulting inventory corrections by end user customers, particularly in the telecommunication and datacommunication markets. Even though end consumption is growing in these two markets, the Company believes some customers have built up 15 to 20 weeks of inventory which they are currently in the process of drawing down. The greater availability of products due to excess supply has also shortened the ordering cycle of customers due to their expectation of product availability. The Company has continued to build certain levels of inventory for select core products despite the overall market softness because the Company wants to position itself to have sufficient levels of inventory of these products for the anticpated growth when the market improves. The Company's inventory levels have increased and may continue to increase in the future resulting in potential exposure to obsolescence, excess quantities, aged inventory and lower-of-cost-or-market write-down if demand were to not improve as expected by the Company. The continuation of these factors in the future, which have impacted the industry and the Company, could have a material adverse effect on the Company's results of operations.

The Company's cost of revenues as a percentage of revenues for the quarter and six month periods ended July 1, 1996 increased to 53.2% and 48.7%, respectively, in comparison with 45.4% and 47.3%, respectively, for the comparable periods in 1995. Due to lower ASPs, particularly in the SRAM market, and a change in product mix to products yielding lower margins, cost of revenues grew 18.3% in the second quarter of 1996 in comparison to the comparable period in 1995, while revenues increased 0.1% comparing the same time period. If ASPs in the future continue to erode, this could have a material adverse effect on the Company's cost of revenues as a percentage of revenues. The Company continues to explore new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs.

Research and development("R & D") expenses were 16.2% and 14.2% of revenues for the quarter and six month periods ended July 1, 1996, versus 12.2% and 12.4%
in the comparable periods for 1995. Actual R & D spending increased $5.6 million and $11.3 million, respectively, from the comparable quarter and six month periods in the prior year as the Company continued to increase spending in R & D to accelerate the development of new products and enhance its design and process technologies. This trend is expected to continue in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenue and lower costs.

Selling, general and administrative ("SG&A") expenses for the quarter and six month periods ended July 1, 1996 have decreased to 11.4% and 11.0% of revenues, respectively, compared to 13.0% and 12.7%, respectively, in the comparable periods a year ago. Actual spending was $2.0 million less in the second quarter of 1996 in comparison to the second quarter of 1995. Selling and marketing expenditures decreased $0.7 million and general and administrative expenses decreased $1.3 million. In the second quarter of 1995, the Company incurred legal expenditures in excess of typical levels related to the Texas Instruments patent infringement lawsuit and the securities class-action lawsuit, thus increasing general and administrative expenditures. In the second quarter of 1996, salesmen commissions were significantly less than in the comparable period in 1995. Last year, the Company incurred higher costs in sales and marketing in an effort to maintain its growth rate in revenues.

Operating income for the quarter ended July 1, 1996 was $26.0 million, or 19.2% of revenues. This was a decrease from the comparable period in 1995 which recorded operating income of $39.5 million, or 29.4% of revenues. As a result of lower ASPs, the Company's gross margin in the second quarter of 1996 decreased to 46.8% compared to 54.7% in the comparable period a year ago. Operating income for the six month period ended July 1, 1996 was $79.7 million or 26.1% of revenues compared to $53.2 million, or 20.7% of revenues in the comparable period in 1995. During the first quarter of 1995 the Company recorded a one-time charge of $17.8 million ($11.3 million net of taxes) related to the verdict issued against the Company in the patent infringement lawsuit filed by Texas Instruments. Without the one-time charge, operating income for the six month period ended July 3, 1995 would have been $71.0 million, or 27.6% of revenues.

Net interest and other income for the quarter and six month periods ended July 1, 1996 were $0.6 million and $0.8 million, respectively, compared to $0.8 million and $1.4 million in the comparable periods for 1995. The decrease in net interest and other income is directly related to a significantly lower average cash balance in 1996 compared to 1995, resulting in lower interest income.


FACTORS AFFECTING FUTURE RESULTS:
- -----------------------------------

The Company believes that its future operating results will continue to be subject to variations based on a wide variety of factors. Such factors include, but are not limited to: general economic conditions, the cyclical nature of the semiconductor industry and the markets addressed by the Company's products such as networking, computer and telecommunications markets, failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize, the availability and extent of utilization of manufacturing capacity, inventory and valuation exposure, fluctuations in manufacturing yields, price erosion, competitive factors, the timing of new product introductions, product obsolescence, obsolescence of acquired technologies and product designs and the ability to develop and implement new technologies including the ramp of the Company's RAM3 process to full commercial production.

The Company is expecting to begin production in its new assembly and test facilities in the Philippines in the second half of 1996. Should the Company encounter problems during the ramp up of production, this could have a material adverse affect on the Company's results of operation.

The Company also depends on subcontractors for a portion of the assembly and test manufacturing of its products, which presents risks including the lack of guaranteed production capacity, delay in delivery, susceptibility to disruption in supply, the reduced control over product cost, adverse weather conditions, and manufacturing yields. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan. Failure to obtain such new orders could cause the Company to not meet its revenue plan.

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

Current pending material litigation and claims are described in Note 4 of the Notes to the Condensed Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.


LIQUIDITY AND CAPITAL RESOURCES:
- ---------------------------------

The Company's cash, cash equivalents and short-term investments totaled $65.5 million at July 1, 1996, a decrease of $96.2 million compared to the end of 1995. The decrease in cash, cash equivalents and short-term investments was primarily due to the purchase of capital equipment and the repurchase of its own common stock.

During the first six months of 1996, the Company generated $87.3 million in cash from operations, compared to $69.3 million in the comparable period in 1995. A majority of the increase in cash from operations can be attributed to higher revenues and earnings recorded in the first six months of 1996 compared to 1995. During the first six months of 1996, the Company generated $21.1 million in cash from a reduction in accounts receivable. This generation of cash was partially offset by an increase in inventory of $16.2 million over the same time period. Both the decrease in accounts receivable and the increase in inventory are a result of declining revenues experienced throughout 1996 caused by current market conditions.

Cash used for investing activities was $50.1 million for the first six months of 1996, compared to a cash use of $108.1 million in the comparable period in 1995. During the first half of 1996, the Company purchased $143.0 million in capital equipment, primarily to increase capacity and increase capability in the Company's fabrication facilities in San Jose, Minnesota and Texas. The Company also increased the level of capital spending during the second quarter of 1996 in order to prepare its new assembly and test facility in the Philippines for production in the third quarter of this year. Capital purchases for the remainder of 1996 are expected to be approximately $80.0 million as the Company continues to buy equipment to expand backend manufacturing capacity and to increase capability in the domestic wafer fabrication facilities. Projected capital purchases are less than previous estimates due to the Company's decision in the second quarter to delay the construction of Fab V. Offsetting the purchases of capital equipment was the conversion of short-term investments into cash of $91.2 million. A majority of the cash was used to purchase capital equipment and to fund the repurchase of the Company's common stock.

Cash used for financing activities in the first half of 1996 was $42.3 million, compared to a generation of cash of $7.8 million during the comparable period in 1995. During the first quarter of 1996, the Company continued its stock repurchase program by purchasing 2.8 million shares of its own common stock for approximately $32.9 million, completing the repurchase program authorized by the Company's Board of Directors in the fourth quarter of 1995. The Company also increased its restricted investments by $21.3 million during the first six months of 1996 bringing the total to $60.5 million at the end of the second quarter. During the first six months of 1995, the Company increased its restricted investments by $14.7 million. These restricted investments relate to certain operating lease agreements entered into by the Company in 1994, 1995 and 1996 with respect to its office and manufacturing facilities in San Jose and Minnesota. These agreements require quarterly payments which vary based on the London interbank offering rate (LIBOR) and provide the Company with the option of either acquiring the properties at their original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company must maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. The restricted investments are classified as non-current assets on the balance sheet.

In July 1996, the Company entered into an agreement with certain banks securing a three-year, unsecured, $100,000,000 revolving line of credit. The applicable interest rate for usage under this agreement will be a spread over LIBOR. The spread is a graduated scale, by usage, ranging from 35 to 60 basis points (0.35% to 0.60%). Under the agreement, usage of this facility will require the Company to comply with certain financial and other restrictive covenants.

While the Company plans to fund working capital requirements through existing capital resources and internally generated cash flow, the Company may, based upon favorable market conditions, choose to raise additional capital through the issuance of equity or debt securities of the Company or borrow under its revolving line of credit. The Company may also from time to time consider using available funds to acquire complementary technologies and businesses, although it has no current plans to make such an acquisition.

                           PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 4 of Notes to the Condensed Consolidated Financial Statements.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On May 3, 1996, at the Company's Annual Meeting of Shareholders, the nominated slate of directors was elected, the amendment to the Company's 1994 Stock Option Plan was approved and the appointment of the independent accountants was ratified. The results of the votes were as follows:

         (1) Approval of Directors:

                                                              Total Votes
                                 Total Votes For             Withheld From
                                  Each Director              Each Director
                                 ---------------             -------------
             T.J. Rodgers           58,004,705                   831,852
             Pierre R. Lamond       58,446,457                   390,100
             Fred B. Bialek         56,505,644                 2,330,913
             Eric A. Benhamou       58,450,366                   386,191
             John C. Lewis          58,454,028                   382,529


         (2) Approve the amendment to the Company's 1994 Stock Option Plan:

                For  55,986,591   Against  1,654,608  Abstain  74,166


         (3) Ratification of the appointment of Independent Accountants:

              For  33,934,570   Against     41,750  Abstain  49,701



ITEM 6:

  (a)  Exhibit  -  11.1  "Computation of Net Income Per Share and Dilutive
                          Common Share Equivalents"


  (b)  Reports on Form 8-K - None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended        Six Months Ended
                                ----------------------   ----------------------
                                  Jul. 1,     Jul. 3,      Jul. 1,     Jul. 3,
                                   1996        1995         1996        1995
                                ----------  ----------   ----------  ----------

PRIMARY:
- ----------------------------
Weighted average number of
 common shares outstanding          79,773      81,214       79,870      80,040

Common share equivalents:
  Dilutive effect of
  outstanding stock options          3,512       8,343        3,482       8,350
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        83,285      89,557       83,352      88,390
                                ==========  ==========   ==========  ==========

Net income used in per share
 computation                    $   16,865      25,602   $   51,142  $   34,707
                                ==========  ==========   ==========  ==========
Net income per common and
 common equivalent share        $     0.20  $     0.29   $     0.61  $     0.39
                                ==========  ==========   ==========  ==========

FULLY DILUTED:
- ----------------------------
Weighted average number of
 common shares outstanding          79,773      81,214       79,870      80,040

Common share equivalents:
  Dilutive effect of
  outstanding stock options          3,514       9,090        3,483       8,946

Shares issuable upon
 conversion of convertible
 subordinated notes                  7,940       7,940        7,940       7,940
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        91,227      98,244       91,293      96,926
                                ==========  ==========   ==========  ==========

                                       15





                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS (Continued)

                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended        Six Months Ended
                                ----------------------   ----------------------
                                  Jul. 1,     Jul. 3,      Jul. 1,     Jul. 3,
                                   1996        1995         1996        1995
                                ----------  ----------   ----------  ----------

Net income used in per share
  computation                   $   17,790  $   26,505   $   52,981  $   36,503
                                ==========  ==========   ==========  ==========
Net income per common and
  common equivalent share       $     0.20  $     0.27   $     0.58  $     0.38
                                ==========  ==========   ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:     August 15, 1996           /s/  T.J. Rodgers
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