Form 10-Q
period 1996-09-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1996-11-14
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to ____________.

Commission file number 1-10079
                       -------

                       CYPRESS SEMICONDUCTOR CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                      94-2885898
-------------------------------                 ---------------------------
 (State or other jurisdiction                          (I.R.S.employer
      of incorporation or                            identification No.)
       organization)


         3901 North First Street, San Jose, California      95134-1599
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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                September 30, 1996 (all one class):  80,570,000
                -----------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                       Quarter Ended September 30, 1996

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements             Pages  3 - 6
Item 2.  Management's Discussion and Analysis                    Pages 10 - 15


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                       Page  16
Item 6.  Exhibits and Reports on Form 8-K                        Pages 16 - 18

Part 1 - Item 1:
-----------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                     Sep. 30,    Jan. 1,
                                                       1996       1996
                                                    ---------- ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $      201 $    9,487
  Short-term investments                                95,356    152,131
                                                    ---------- ----------
    Total cash, cash equivalents and
      short-term investments                            95,557    161,618
  Accounts receivable, net of allowances of
      $2,358 at September 30, 1996 and $2,828 at
      January 1, 1996                                   77,074    108,587
  Inventories                                           43,730     28,978
  Other current assets                                  57,843     52,454
                                                    ---------- ----------
       Total current assets                            274,204    351,637
Property, plant and equipment (net)                    444,521    336,593
Other assets                                            84,606     62,498
                                                    ---------- ----------
         Total assets                               $  803,331  $ 750,728
                                                    ========== ==========




















                                       3





                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                             (Dollars in thousands)
                                   (Unaudited)

                                                     Sep. 30,    Jan. 1,
                                                       1996       1996
                                                    ---------- ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   86,730  $  82,315
  Accrued liabilities                                   21,477     46,800
  Line of credit                                        49,000         --
  Deferred income on sales to distributors              15,137     13,190
  Income taxes payable                                   5,406     18,752
                                                    ---------- ----------
       Total current liabilities                       177,750    161,057
Convertible subordinated notes                          97,633     95,879
Deferred income taxes                                   15,653     15,653
Other long-term liabilities, including minority
  interest                                              10,064      6,040
                                                    ---------- ----------
         Total liabilities                             301,100    278,629
                                                    ---------- ----------

Commitments and contingencies (Note 4 and 5)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --         --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 90,830,000 and
    88,924,000 issued; 80,570,000 and
    81,501,000 outstanding                                 908        889
  Additional paid-in capital                           303,979    292,713
  Retained earnings                                    314,187    262,462
                                                    ---------- ----------
                                                       619,074    556,064
  Less shares of common stock held in
    treasury, at cost: 10,260,000 at
    September 30, 1996 and 7,423,000 at
    January 1, 1996                                   (116,843)   (83,965)
                                                    ---------- ----------
       Total stockholders' equity                      502,231    472,099
                                                    ---------- ----------
         Total liabilities and stockholders'
           equity                                   $  803,331  $ 750,728
                                                    ========== ==========

     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                Three Months Ended         Nine Months Ended
                              ----------------------    ----------------------
                               Sep. 30,     Oct. 2,      Sep. 30,     Oct. 2,
                                 1996        1995          1996        1995
                              ----------  ----------    ----------  ----------

Revenues                      $  109,647  $  161,155    $  415,282  $  418,793
                              ----------  ----------    ----------  ----------
Costs and expenses:
  Cost of revenues                81,075      73,860       229,950     195,594
  Research and development        19,826      18,305        63,231      50,367
  Selling, general and
    administrative                14,998      17,908        48,640      50,705
  Restructuring and other
    non-recurring costs
    (benefits) (Note 4)           (7,018)         --        (7,018)     17,800
                              ----------  ----------    ----------  ----------
     Total operating costs
       and expenses              108,881     110,073       334,803     314,466
                              ----------  ----------    ----------  ----------
Operating income                     766      51,082        80,479     104,327
Interest expense                  (1,617)     (1,560)       (4,545)     (4,708)
Interest and other income          1,769       1,215         5,514       5,774
                              ----------  ----------    ----------  ----------
Income before income taxes           918      50,737        81,448     105,393
Provision for income taxes          (335)    (18,518)      (29,724)    (38,467)
                              ----------  ----------    ----------  ----------
Net income                    $      583  $   32,219     $  51,724  $   66,926
                              ==========  ==========    ==========  ==========

Net income per share:

    Primary                   $     0.01  $     0.35     $    0.62  $     0.75
    Fully diluted             $      N/A  $     0.33     $    0.60  $     0.71

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                       83,028      91,681        83,244      89,487
    Fully diluted                    N/A      99,621        91,211      97,824



     See accompanying notes to condensed consolidated financial statements.

                                       5

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                         Nine Months Ended
                                                       ----------------------
                                                         Sep. 30,     Oct. 2,
                                                           1996        1995
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   51,724  $   66,926
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           70,349      44,433
   Provision for restructuring and other
    non-recurring costs (benefits)                         (7,018)     17,800
   Non-cash interest and amortization of debt
    issuance costs                                          2,063       1,963
   Changes in operating assets and liabilities:
    Receivables                                            28,048     (32,140)
    Inventories                                           (14,752)     (1,149)
    Other assets                                           (4,107)    (13,347)
    Accounts payable and accrued liabilities              (14,367)     11,447
    Deferred income                                         1,947       1,907
    Income taxes payable and deferred income taxes        (13,346)     20,827
                                                       ----------  ----------
Net cash generated by operations                          100,541     118,667
                                                       ----------  ----------
Cash flows from investing activities:
  Decrease (Increase) in short-term investments (net)      56,775     (19,981)
  Acquisition of property, plant and equipment (net)     (175,748)   (143,969)
                                                       ----------  ----------
Net cash used for investing activities                   (118,973    (163,950)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                              (32,878)         --
  Borrowing from line of credit                            49,000          --
  Issuance of common stock                                 11,285      29,755
  Restricted investments related to building lease
    agreements                                            (22,761)    (14,074)
  Other long-term liability, including minority
    interest                                                4,500          --
                                                       ----------  ----------
Net cash generated by financing activities                  9,146      15,681
                                                       ----------  ----------
Net decrease in cash and cash equivalents                  (9,286)    (29,602)
Cash and cash equivalents, beginning of year                9,487      33,308
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $      201  $    3,706
                                                       ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Interim Statements

In the opinion of management, the accompanying, unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, this financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 1996 included in the Company's 1995 Annual Report on Form 10-K.

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                             September 30,     January 1,
                                                 1996            1996
                                             -------------   -------------
Inventories:
     Raw materials                           $      12,413   $       9,859
     Work in process                                19,024          12,682
     Finished goods                                 12,293           6,437
                                             -------------   -------------
                                             $      43,730   $      28,978
                                             =============   =============

3.  Net Income Per Share

Net income per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans as determined by the treasury stock method. Fully diluted earnings per share assumes full conversion of the convertible subordinated notes into common shares and the elimination of the related interest requirements (net of income taxes). In the third quarter of 1996, the effect of the convertible subordinated notes would cause fully diluted earnings per share to be anti-dilutive. As a result, only primary earnings per share is presented for the three month period ended September 30, 1996.


4.  Restructuring and Other Non-recurring Costs (Benefits)

In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on patents filed by Texas Instruments. In addition, in September 1996, the Court ruled it would not hear an appeal from the plaintiff regarding this matter. As a result of this ruling and based on discussion with legal counsel, the Company believes that the likelihood of an adverse outcome is remote. As such, the Company reversed the $17.8 million reserve it established in March 1995 (See Note 5). The Company also announced a restructuring of its San Jose wafer fabrication facility ("Fab 1"). The restructuring will reduce the fab's production capability and transform it into strictly a research and development facility. As a result of the restructuring, the Company recorded a pretax charge of $9.1 million principally related to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication plants. The Company's objective is to cease production activity in this facility by December 1996.

Additionally during the quarter, the Company recorded a pre-tax credit of $3.3 million related to the reimbursement of defense costs incurred in conjunction with certain litigation matters discussed in Note 5 before. This credit was more than offset by other restructuring charges related to agreements with certain companies regarding cross-licensing and other matters.

5.  Impact of Litigation

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

In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August 1995, the judge reversed the decision stating TI failed to prove that Cypress infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on either of the patents in suit, and entered judgement to that effect. In September 1996, the Court decided that it would not hear any appeal filed by
the plaintiff regarding this matter.   While TI has the right to seek
reconsideration of that decision and the right to petition for a writ of certiorari from the United States Supreme Court, litigation counsel for the Company believes that it is remote that any such motion for reconsideration would be granted or that writ of certiorari would issue. As a result of the rulings, the Company reversed the $17.8 million reserve recorded in March 1995 with respect to this lawsuit.

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

Part I - Item II:
------------------

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K.


RESULTS OF OPERATIONS:
--------------------------

Revenues for the quarter and nine month periods ended September 30, 1996 decreased 32.0% and 0.1%, respectively, over the comparable periods a year ago, decreasing to $109.6 million and $415.3 million compared to $161.2 million and $418.8 million in 1995. The $51.6 million decrease in revenues, comparing the third quarter of 1996 to the same period in 1995, was primarily due to the decline in revenues experienced in the Memory Products Division ("MPD"). MPD, the Company's highest revenue producing product line, recorded a $49.6 million decline in revenues, dropping from $98.5 million in the third quarter of 1995 to $48.9 million this quarter. The sharp decline in MPD's revenues was led by its Static Random Access Memory ("SRAM") line of products which had significant decreases in sales volume and average selling price ("ASP") from the comparable quarter a year ago. Sales volume for the sale of SRAM products decreased 28.6% and ASPs decreased 28.7% comparing the third quarter of 1996 to the comparable period in 1995. The majority of the decline in sales volume and ASPs can be attributed to the 256K and 1 Meg line of products, where an over supply of product and resulting inventory correction by end user customers has slowed customer orders. Revenues in the Datacommunication Division ("DCD") increased $0.9 million in comparing the third quarter of 1996 to the comparable quarter in 1995. Unit sales of DCD products in the third quarter of 1996 grew 9.5% in comparison to the same quarter last year, while ASPs remained relatively constant. The revenue growth was shared equally between the Specialty Memory and Channel line of products. Revenues in the Programmable Products Division ("PPD") remained relatively stable decreasing to $23.9 million in the third quarter of 1996 compared to $24.4 million in the same quarter in 1995. Increased revenues in the Complex Programmable Logic Device and the Programmable Read-Only Memory ("PROM") line of products largely offset lower revenues recorded in the division's other product lines. The increase in PPD's sales volume in the third quarter of 1996, primarily in the PROM product line, offset the decline in the Division's ASP. The Computation Products Division ("CPD") also experienced a slight decline in revenues from $16.4 million in the third quarter of 1995 to $15.5 million in the comparable quarter in 1996.

As noted above, the Company continued to experience reductions in ASPs, particularly in its SRAM products. The decrease in ASPs caused by overall market demand softness, mainly attributable to over supply in the industry and the resulting inventory corrections by end user customers, particularly in the telecommunication and datacommunication markets which the Company principally serves. Even though end consumption continues to grow, in these two markets, the Company believes some customers have built above normal levels of inventory which they are currently in the process of drawing down. The greater availability of products due to excess supply has also shortened the ordering cycle of customers due to their expectation of product availability. The Company has continued to build certain levels of inventory for select core products despite the overall market softness because the Company wants to position itself to have sufficient levels of inventory of these products for the anticipated demand improvements. The Company's inventory levels have increased and may continue to increase in the future resulting in potential exposure to obsolescence, excess quantities, aged inventory and lower-of-cost-or-market write-down if demand were to not improve as expected by the Company. The continuation of these factors, which have impacted the industry and the Company, in the future, could have a material adverse effect on the Company's results of operations.

The Company's cost of revenues as a percentage of revenues for the quarter and nine month periods ended September 30, 1996 increased to 73.9% and 55.4%, respectively, in comparison with 45.8% and 46.7%, respectively, for the comparable periods in 1995. Due to lower ASPs, particularly in the SRAM market, and a change in product mix to products yielding lower margins, cost of revenues grew 9.8% in the third quarter of 1996 in comparison to the comparable period in 1995, while revenues decreased 32.0% comparing the same time periods. During the third quarter of 1996, the Company recorded an additional $16.0 million inventory reserve for inventory built in excess of near-term demand increasing the percentage of gross inventory reserved at the end of the third quarter of 1996 compared to the comparable quarter in 1995. Should ASPs in the future continue to erode, this could have a material adverse effect on the Company's cost of revenues as a percentage of revenues. The Company continues to explore new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. The Company will begin production in its new Philippines assembly and test plant in the fourth quarter of 1996. Although this is expected to generate cost savings for the Company in the future, under-absorption of a start-up facility will adversely impact cost of revenues in the near-term.

Research and development("R & D") expenses were 18.1% and 15.2% of revenues for the quarter and nine month periods ended September 30, 1996, versus 11.4% and 12.0% in the comparable periods for 1995. The significant increase in R & D expenses as a percent of revenues comparing the third quarter of 1996 to the third quarter of 1995 is primarily a result of the 32.0% decline in revenues between these periods. Actual R & D spending increased $1.5 million and $12.9 million, respectively, from the comparable quarter and nine month periods in the prior year as the Company continued to increase spending in R & D to accelerate the development of new products and enhance its design and process technologies. With the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer facility into a R & D wafer facility, the rise in actual R & D spending is expected to continue in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenue and lower costs.

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1996 increased to 13.7% of revenues compared to 11.1% in the comparable period a year ago. Although actual sales and marketing expenses and actual general and administrative expenses decreased $2.3 million and $0.6 million, respectively, in the third quarter of 1996 compared to the third quarter in 1995, the decline was significantly less than the decline in revenues. The decline in actual sales and marketing expenditures is a function of decreasing revenues the Company has experienced over the past six months. Variable costs, such as commission expense, have decreased significantly as a result of lower revenues. The decrease in actual general and administrative expenses is primarily due to lower legal costs. In the third quarter of 1995, the Company recorded legal costs in excess of those typically incurred as a result of the securities class-action lawsuit and the Texas Instruments patent infringement lawsuit. SG&A expenses for the nine month period ended September 30, 1996 decreased to 11.7% of revenues compared to 12.1% in the comparable period in 1996. Although revenue has remained relatively stable comparing the nine month period in 1996 to the comparable period in 1995, actual SG&A expenditures have decreased primarily due to declining sales and marketing expenditures and lower legal costs.

The Company recorded a pre-tax restructuring and other non-recurring benefit of $7.0 million in the third quarter of 1996, primarily due to the reversal of the $17.8 million reserve related to the Texas Instruments patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on patents filed by Texas Instruments. As a result of this decision, the Company reversed the $17.8 million reserve established in March 1995 (See Note 5). The Company announced a restructuring of its San Jose wafer fabrication facility. The Company recorded a pre-tax charge of $9.1 million principally related to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication plants. The Company also recorded a pre-tax credit of $3.3 million related to the reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was more than offset by other restructuring charges related to agreements with certain companies regarding cross-licensing and other matters.

Operating income for the quarter and nine month periods ended September 30, 1996 was $0.8 million and $80.5 million, respectively, or 0.1% and 19.4% of revenues, respectively. This was a decrease from the comparable periods in 1995, in which operating income was $51.1 million and $104.3 million, respectively, or 31.7% and 24.9% of revenues, respectively. As a result of lower ASPs, without offsetting sales volume increases, and the recording of additional inventory reserves in the third quarter of 1996, operating income decreased significantly for the quarter and nine month periods ended September 30, 1996 compared to the comparable periods in 1995.

Net interest and other income for the quarter ended September 30, 1996 was $0.2 million compared to a net interest and other expense of $0.3 million in the comparable period in 1995. In 1995, the Company recorded a $1.2 million loss from foreign exchange transactions primarily due to the fluctuation of the yen. Net interest and other income for the nine month period ended September 30, 1996 was $1.0 million compared to the $1.1 million recorded in the comparable period in 1995.

FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------

The Company believes that its future operating results will continue to be subject to variations based on a wide variety of factors. Such factors include, but are not limited to: general economic conditions, the cyclical nature of the semiconductor industry and the markets addressed by the Company's products such as networking, computer and telecommunications markets, failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize, the availability and extent of utilization of manufacturing capacity, inventory and valuation exposure, fluctuations in manufacturing yields, price erosion, competitive factors, the timing of new product introductions, product obsolescence, obsolescence of acquired technologies and product designs and the ability to develop and implement new technologies including the ramp of the Company's 0.5 micron process to full commercial production.

The Company began production in its new assembly and test facility in the Philippines in the fourth quarter of 1996. Should the Company encounter problems during the ramp up of production, this could have a material adverse effect on the Company's results of operations as, among other things, expected cost savings may not be realized.

The Company also depends on subcontractors for a portion of the assembly and test manufacturing of its products, which presents risks including the lack of guaranteed production capacity, delay in delivery, susceptibility to disruption in supply, and reduced control over product cost, manufacturing yields and adverse weather conditions. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan. Failure to obtain such new orders could cause the Company to not meet its revenue plan.

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

Current pending material litigation and claims are described in Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

The Company's cash, cash equivalents and short-term investments totaled $95.6 million at September 30, 1996, a decrease of $66.1 million compared to the end of 1995. The decrease in cash, cash equivalents and short-term investments was primarily due to the purchase of capital equipment and the repurchase of its common stock.

During the first nine months of 1996, the Company generated $100.5 million in cash from operations, compared to $118.7 million in the comparable period in 1995. A majority of the decrease in cash from operations can be attributed to a $15.2 million decrease in earnings comparing the first nine months of 1996 to the comparable period in 1995. Cash from operations was more favorably effected by the increase in depreciation and amortization expense recorded in the first nine months of 1996 compared to the comparable period in 1995 due to the increased level of capital expenditures recorded in 1996. Depreciation and amortization expense recorded during the first nine months of 1996 grew to $70.3 million compared to the $44.4 million recorded over the same period in
1995.    During the first nine months of 1996, the Company generated $28.0 million in cash from a reduction in accounts receivable. This generation of cash was partially offset by an increase in inventory of $14.8 million and a decrease in income tax payable over the same time period. The decreases in accounts receivable and income tax payable and the increase in inventory are the result of declining revenues and earnings experienced throughout 1996 caused by current market conditions.

Cash used for investing activities was $119.0 million for the first nine months of 1996, compared to a cash use of $164.0 million in the comparable period in 1995. During the first nine months of 1996, the Company purchased $175.7 million in capital equipment, primarily to increase capacity and increase capability in the Company's fabrication facilities in San Jose, Minnesota and Texas. The Company also increased the level of capital spending during 1996 in order to bring into production its new assembly and test facility in the Philippines. Capital purchases for the remainder of 1996 and for 1997 are projected to be approximately $26.0 million and $100.0 million, respectively, as the Company continues to purchase equipment to expand backend manufacturing capacity in the Philippines and purchase equipment for research and development in order to improve the Company's R & D capabilities. Projected capital purchases are less than previous estimates due to the Company's decision in the second quarter of 1996 to delay the construction of Fab V and, due to current economic market conditions, delay capacity expansion in the Company's other fab facilities. Offsetting the purchases of capital equipment was the conversion of short-term investments into cash of $56.8 million. A majority of the cash was used to purchase capital equipment and to fund the repurchase of the Company's common stock.

Cash generated by financing activities in the first nine months of 1996 was $9.1 million, compared to $15.7 million during the comparable period in 1995. In September 1996, the Company borrowed $49.0 million against its revolving line of credit established in July 1996. The agreement, with certain banks, is for a three-year, unsecured, $100 million revolving line of credit. The applicable interest rate for usage under this agreement will be a spread over a graduated scale of LIBOR. The agreement contains certain financial and other restrictive covenants. During the first quarter of 1996, the Company continued its stock repurchase program by purchasing 2.8 million shares of its common stock for approximately $32.9 million, completing the repurchase program authorized by the Company's Board of Directors in the fourth quarter of 1995. The Company must also maintain a specific level of restricted cash or investments to serve as collateral with respect to certain operating lease agreements entered into by the Company in 1994, 1995 and 1996. The leases were entered with respect to the Company's office and manufacturing facilities in San Jose and Minnesota. The agreements require that the Company maintain compliance with certain financial covenants and require quarterly payments which vary based on the London interbank offering rate (LIBOR). At the end of the respective lease terms, the Company has the option to obtain the building for stipulated values per the agreements or find qualified buyers who will pay the stipulated values. The Company has guaranteed that the banks will receive the stipulated amounts at the end of the respective lease terms. The Company increased its restricted investments by $22.8 million during the first nine months of 1996 bringing the total to $62.0 million at the end of the third quarter. During the first nine months of 1995, the Company increased its restricted investments by $14.1 million. The restricted investments are classified as non-current assets on the balance sheet.

Although the Company believes that existing cash together with cash from operations, supplemented as necessary with borrowing under its revolving credit agreement, will provide sufficient resources to meet present and future working capital requirements and other cash needs for at least the next twelve months, in the event that ASP's continue to decline at rates above normal industry levels and increased demand continues to be insufficient to offset the effects of such declines, the Company may be required to raise additional capital through a debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to the Company or available at terms the Company deems satisfactory.

                           PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 5 of Notes to the Condensed Consolidated Financial Statements.


ITEM 6.  (a) Exhibit - 11.1  "Computation of Net Income Per Common Share and
                              Dilutive Common Share Equivalents"

         (b) Exhibit - 27    "Financial Data Schedule"

         (c) Reports on Form 8-K  -  None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended       Nine Months Ended
                                ----------------------   ----------------------
                                 Sep. 30,     Oct. 2,     Sep. 30,     Oct. 2,
                                   1996        1995         1996        1995
                                ----------  ----------   ----------  ----------

PRIMARY:
----------------------------
Weighted average number of
 common shares outstanding          80,400      83,520       80,049      81,201

Common share equivalents:
  Dilutive effect of
  outstanding stock options          2,628       8,161        3,195       8,286
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        83,028      91,681       83,244      89,487
                                ==========  ==========   ==========  ==========

Net income used in per share
 computation                    $      583      32,219   $   51,724  $   66,926
                                ==========  ==========   ==========  ==========
Net income per common and
 common equivalent share        $     0.01  $     0.35   $     0.62  $     0.75
                                ==========  ==========   ==========  ==========

FULLY DILUTED:
----------------------------
Weighted average number of
 common shares outstanding             N/A      83,520       80,049      81,201

Common share equivalents:
  Dilutive effect of
  outstanding stock options            N/A       8,161        3,222       8,683

Shares issuable upon
 conversion of convertible
 subordinated notes                    N/A       7,940        7,940       7,940
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                           N/A      99,621       91,211      97,824
                                ==========  ==========   ==========  ==========


                                       17





                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS (Continued)


                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended       Nine Months Ended
                                ----------------------   ----------------------
                                 Sep. 30,     Oct. 2,     Sep. 30,     Oct. 2,
                                   1996        1995         1996        1995
                                ----------  ----------   ----------  ----------

Net income used in per share
  computation                   $      N/A  $   33,122   $   54,489  $   69,624
                                ==========  ==========   ==========  ==========
Net income per common and
  common equivalent share       $      N/A  $     0.33   $     0.60  $     0.71
                                ==========  ==========   ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR
CORPORATION


Date:    November 14, 1996          /s/  T.J. Rodgers
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