Form 10-K405
period 1996-12-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1997-03-31
CIK 791915

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997.
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1996

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                                  --------- TO
                                   ---------

                        COMMISSION FILE NUMBER: 1-10079

                       CYPRESS SEMICONDUCTOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-2885898
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No N

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [ ]

     At March 14, 1997, registrant had outstanding 81,597,227 shares of Common Stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 1997 on the New York Stock Exchange, was approximately $1,111,762,218. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

               Parts of the Proxy Statement for Registrant's 1997

     Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this 10-K Report.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH IN "FACTORS AFFECTING FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

GENERAL

     Cypress Semiconductor Corporation ("Cypress" or the "Company") designs, develops, manufactures and markets a broad line of high performance digital and mixed-signal integrated circuits for a range of markets, including computers, data communications, telecommunications and instrumentation systems. The Company currently offers approximately 402 products from its memory products, programmable products, computation products and data communications divisions. Cypress's products are marketed worldwide through a network of 22 North American sales offices, 7 North American distributors, 23 U.S. sales representative firms, 9 European sales offices, 2 Japanese sales offices, an office in Singapore, an office in Korea, an office in Taiwan and 44 international sales representative firms. The Company sells its products to a wide range of customers, including AT&T, Alcatel, Cisco Systems, Compaq Computer, Hewlett-Packard, IBM, Motorola, NEC, Northern Telecom, and 3Com Corporation. In 1996, international sales accounted for 27% of the Company's total sales.

     The Company's initial strategy was to provide innovative high performance CMOS (complementary metal-oxide silicon) integrated circuits to niche markets, which were believed to be too small to warrant the considerable investment which would be required for the major established international semiconductor manufacturers to target those markets. The Company modified its strategy during 1992 to focus on selected high volume products, particularly in the static RAM and PLD markets, to bring those products to market quickly and at reduced cost and to achieve significant market acceptance of those targeted products. Because of the highly competitive nature of the semiconductor industry, its cyclicality and the anticipated pressure on average selling prices over the life of any particular product, the Company's ability to successfully implement this strategy and achieve its revenue, earnings and gross margin goals will depend upon a number of factors, including its ability to maintain its position in the high performance markets, to increase its presence in the more competitive high volume markets, to continue to successfully design and develop new products utilizing advanced semiconductor design and process technologies in a timely fashion, to improve manufacturing yields and reduce manufacturing costs and cycle time and to effectively market and sell its products in light of significant domestic and international competition.

     The Company was incorporated in California in December 1982. The Company's initial public offering of Common Stock occurred in May 1986 at which time the Company's Common Stock commenced trading on the Nasdaq National Market. In February 1987, the Company reincorporated in Delaware. The Company listed its Common Stock on the New York Stock Exchange on October 17, 1988.

PRODUCTS

     To facilitate its response to market opportunities, Cypress has four business units -- two focused on core technologies (Memory Products Division and Programmable Products Division) and two on end-market segments (Data Communications Division and Computer Products Division). Because the semiconductor industry is characterized by rapid technological change, resulting in products with continually increasing speed, densities and performance capabilities and continuing evolution of process technologies, the Company's success will continue to depend upon timely development, introduction and market acceptance of new products in these areas.

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

     The static RAM market is characterized by the requirements for many different "densities" (number of bits per memory circuit), "organizations" (number of bits available to the user in a single access of the RAM) and "power consumption" (low power and ultra low power being required for portable battery operated equipment). This differentiation of the static RAM market -- when combined with the different RAM features incorporated by various manufacturers, the need for both military and commercial products, the need for different package types and the grading of product by speed and power -- produces a complex market structure.

     The Company introduced a new static RAM technology in the latter half of 1996 that combines the benefits of fast static RAMs with the ultra low power of a full CMOS six transistor RAM memory cell. This combination is expected to fuel new growth opportunities in the portable computing (battery operated) marketplace in 1997 and beyond. The Company's continued progress in lowering its manufacturing costs has allowed the Memory Product Division to compete effectively in the high volume personal computer, workstation, data communication and telecommunications markets.

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

     PLDs (Programmable Logic Devices). The "logic" in an electrical system performs the non-memory functions, such as "floating-point mathematics," or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. The Company manufactures several logic circuits which are programmable by the user. The Company's PLD products allow the user to replace many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. The Company's PLD portfolio consists of a wide variety of devices ranging from the Flash 16V8 to the very high density CPLD (complex PLD's). All Cypress products are supported by the WARP(TM) software tool set which is based on VHDL (very high speed integrated circuit hardware description language), an industry standard. In February 1997, the Company signed a letter of intent with QuickLogic involving the termination of an existing joint development, licensing, and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, Cypress will cease to develop, market, and sell antifuse-based FPGA products.

DATA COMMUNICATIONS DIVISION (DCD)

     The Company's DataCom products provide a range of products for telecom, networking applications, mass storage and high-end video. In 1996, the business unit continued its expansion of new product offerings in the Specialty Memory business segment, which the Company believes will provide broadened product portfolio and an increased revenue stream in 1997. DataCom's new family of synchronous FIFOs has been expanded and established Cypress as a leader in Deep Synchronous FIFOs, up to 32K by 9 and 16K by 18. All of these new Deep Synchronous FIFOs conform to the industry standard pinouts and architecture. Going forward in 1997 the Company plans on retaining its leadership position in FIFOs and Dual Ports by expanding the Synchronous FIFO family and Dual Port product offerings to 1 megabit.

     The first DataCom PLL (Phase Locked Loop) based products, RoboKlok(TM) and HOTLink(TM), have been in production for several years and revenues attributed to such products have continued to increase. The SST (Serial Sonet Transceiver), a clock and data separator for ATM and the newest of the physical layer interface products, has become one of the DCD top ten revenue products. In addition to the products described above, an ATM framer is currently entering production.

     DCD's first EtherNet product, the Coaxial Tap Transceiver, has reached production stage. This product brings the original EtherNet interface up to date in performance on a current low cost technology. A wide range of products will follow by the middle of 1997, including the 100 Mbit Transceiver, 10 Base FL Transceiver and various repeater products.

     The combination of these products serving different applications represents the Company's broad product offering to the large and expanding data communications market. They illustrate the commitment of the DataCom Division to provide a multiplicity of products and solutions to the complex problem of data transfer between systems.

COMPUTATION PRODUCTS DIVISION (CPD)

     Systems Control. The Company's Systems Control products provide a range of integrated circuits serving the frequency control and peripheral control markets.

     The Clocks business segment leads the timing technology device market in sales and profits. Clocks' PLL (Phase Lock Loop) frequency synthesizers integrate essentially all clock requirements of a microprocessor based system, thus reducing size, power, consumption and cost. These devices are widely used in personal computers, disk drives, modems and video games.

     The FCT (Fast CMOS Technology) Device business segment offers a full complement of standard logic and bus interface functions. FCT devices are used in a wide variety of applications whenever the need arises for very high speed logic functions.

     New to Systems Control, the USB (Universal Serial Bus) business segment is rapidly expanding into the universal serial bus market. The universal serial bus forum is a cooperative effort by Compaq, Digital Equipment Corporation, IBM, Intel, Microsoft, NEC and Northern Telecom to create a simple protocol to implement and integrate the PC "Plug and Play" architecture. The USB business segment has entered into a strategic alliance with Microsoft to produce the Company's first line of 8-bit, RISC-based microcontrollers. The USB business segment will be releasing a variety of general purpose universal serial bus microcontrollers in 1997.

     Systems Logic. The Company serves the PC and Industrial logic markets with its hyperCache(TM) PC chipset and VME business segments.

     The PC Logic group produces Cypress's hyperCache(TM) PC chipset, a highly integrated product which combines both functionality and system cache memory into one highly integrated set of components. The PC Logic group concentrates on Pentium-based industrial control markets, with Intel as its primary competitor in the PC arena. Current research and development efforts include integrating USB into the Company's chipset structure.

     The VME business segment provides complete solutions to PC and Industrial markets requiring connections across multiple industry standard interfaces. The Company is currently focusing on cost reduction efforts that include a reduction in VME manufacturing flows.

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

     The Company's research and development expenditures in 1996 were $84.3 million (16% of revenues), compared with $71.7 million (12% of revenues) in 1995 and $53.2 million (13% of revenues) in 1994. Research and development as a percentage of revenues increased from the prior year, a result of lower overall corporate revenues in 1996. The Company expects to continue to increase spending in research and development in order to maintain its competitiveness in new product design and process technology development.

MANUFACTURING

     The Company manufactures its products at four sub-micron wafer fabrication facilities using its proprietary 0.5, 0.65, 0.8 and 1.2-micron CMOS, 0.8 and 0.5-micron BiCMOS and 0.65-micron Flash technologies. To further its competitive position, the Company has programs to reduce manufacturing cycle times, improve yields and lower costs. The Company invested $110 million in 1996 to increase the capacity of its existing wafer fabrication plants, Fabs II, III and IV. In the third quarter of 1996, Cypress announced the restructuring of its San Jose wafer fabrication facility (Fab I) from a production fab. The change will allow the San Jose facility to focus on research and development, with the goal of improving process technology and new product development cycle time. In 1995, the Company also broke ground on what will be its largest plant, Fab V, which is adjacent to Fab II in Round Rock, Texas. Cypress decided in the third quarter of 1996 to put construction for the new fab on hold due to less favorable economic conditions. As a result of bigger clean rooms and improved efficiencies, the Company believes that its capacity will be $1.4 billion with Fabs II through IV operating at full capacity. Assembly and Test operations continue in Asia with offshore contractors. In the third quarter of 1996, the Company's new highly automated assembly and test manufacturing plant in the Philippines became operational. Although currently at less than 50% of total capacity, once the new plant is fully utilized, it is expected to increase assembly and test manufacturing capacity by 300 million units. In 1996, the Company invested $52 million in capital to quickly expand the plant's manufacturing capability.

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

     International revenues accounted for 27% of the Company's total revenues in 1996 compared to 34% in 1995 and 32% in 1994, respectively. The Company warrants its products against defects in materials and workmanship for a period of one year and the product warranty is generally limited to a refund of the original purchase price of the product.

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

     There are few CMOS competitors in the relatively small high speed PROM market. However, with the Company's entry into the EPROM market, the Company will increasingly compete in CMOS EPROMs with Advanced Micro Devices (AMD), SGS Thompson, Texas Instruments, Fujitsu, Atmel and Waferscale Integration. The Company competes extensively against bipolar PROM circuit manufacturers such as Philips Corporation and AMD.

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

     The Company competes against companies such as ICS/Avasem and ICW with respect to timing technology products; IDT, Quality Semiconductor and Pericom with respect to FCT products; and IDT, among others, with respect to module products.

     The Company's system logic products compete with products from Intel, Opti, VLSI and Taiwanese manufacturers Silicon Integrated Systems, Acer Labs, Inc. and United Microelectronics Corporation.

PATENTS AND LICENSES

     The Company currently has 82 patents and has 240 additional patent applications on file with the United States Patent Office and is preparing to file more patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, the Company believes that obtaining patents to protect its intellectual property rights is becoming increasingly important to the Company's ability to compete in the industry and has an active program to acquire additional patent protection.

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

     In addition, the Company is currently and may in the future be involved in litigation with respect to alleged infringement by the Company of another party's patents, and may in the future be involved in litigation (including the Texas Instruments and AMD litigation discussed under Item 3 hereof) to enforce its patents or other intellectual property rights, to protect its trade secrets, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past resulted and could in the future result in substantial costs and diversion of resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time the Company has received, and it may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products or processes infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs in connection with the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, if any claims or actions are asserted against the Company, although the Company might seek to obtain a license under a third party's intellectual property rights, there can be no assurance that, under such circumstances, a license would be available under reasonable terms or at all.

     The Company has entered into technology license agreements with third parties which give those parties certain rights to use patents and other technology developed by the Company and which give the Company certain rights to use patents and other technology developed by such other parties, some of which involve payment of royalties and some of which involve access to technology used in the Company's operations. The Company anticipates that it will continue to enter into such licensing arrangements in the future. There can be no assurance that such licenses will continue to be available to the Company on commercially reasonable terms in the future. The loss of or inability to obtain licenses to key technology in the future could have a material adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

     As of December 30, 1996, the Company and its subsidiaries had 2,171 employees, as compared to 1,859 at the end of fiscal 1995. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's executive offices, engineering and research and development facilities are located in an approximately 60,000 square foot building at 195 Champion Court, San Jose, California under a lease which will expire in 1999. Located immediately adjacent to the Company's executive offices is one of the Company's wafer fabrication facilities (Fab I) which primarily includes R & D manufacturing operations. This facility is located in an approximately 61,000 square feet leased building at 3901 North First Street, San Jose, California. The current lease for such building expires in 1999. The lease rates for these facilities are subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell or acquire the property at the end of the lease term (see Note 6 of the Consolidated Financial Statements).

     Research and development and other Company staff functions are located on the San Jose site. This office space is composed of approximately 75,000 square feet in a building located at 4001 North First Street, San Jose, California under a lease which expires in 2001. In addition, Cypress has leased 75,000 square feet of additional office space at 3939 North First Street, San Jose, California. This building will be occupied in 1997 and is currently leased until 2001. As described above, the lease rates for these facilities are subject to variations based on LIBOR and Cypress is required to sell or acquire the property at the end of the lease term.

     In December 1988, the Company purchased the two undeveloped industrial lots on either side of its headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, will be retained for future expansion of the San Jose building complex. In the third quarter of 1996, the Company began operations in a new highly automated assembly and test manufacturing plant in Cavite, Philippines. The

Company owns an approximately 100,000 square foot wafer fabrication facility (Fab II) in Round Rock, Texas. In 1995, the Company began construction of a new fab, Fab V, adjacent to Fab II. Fab V construction will result in a 225,000-square-foot facility, with a 35,000-square-foot clean room. This facility's construction is currently on hold pending improvement in the economic environment. In addition, the Company also owns approximately 170,000 square foot wafer fabrication facility (Fab III) and leases approximately 100,000 square foot wafer fabrication facility (Fab IV) on 18 acres of land in Bloomington, Minnesota. The Fab IV lease rate is subject to variations based on LIBOR and a requirement to sell or acquire the property at the end of the lease term (see Note 6 of the Consolidated Financial Statements).

     The Company leases additional space for domestic sales and design centers in Huntsville, Alabama; Irvine, San Diego, San Jose and Woodland Hills, California; Denver and Colorado Springs, Colorado; Clearwater, Orlando and Pompano Beach, Florida; Roswell, Georgia; Palatine, Illinois; Columbia, Maryland; Bloomington and Minnetonka, Minnesota; Starkville, Mississippi; Nashua, New Hampshire; Laurence Harbor, New Jersey; Raleigh, North Carolina; Beaverton and Portland, Oregon; Trevose, Pennsylvania; Austin, Houston and Richardson, Texas; and Toronto, Ontario, Canada. The Company leases international sales and design centers in Antwerp and Waterloo, Belgium; Las Ails Cede, France; Milan and Orbassano, Italy; Tokyo and Osaka, Japan; Taby, Sweden; Cheshire, Basingstoke and Hertfordshire, United Kingdom; Zorneding, Germany; Singapore, Singapore; Taipei, Taiwan; Seoul, Korea; and Bangalore, India.

ITEM 3. LEGAL PROCEEDINGS

     Texas Instruments (TI) has charged the Company and three other semiconductor companies with infringement of two patents, primarily covering the plastic encapsulation process used to package semiconductor devices. This action was filed before the International Trade Commission (ITC) in Washington, D.C., and in U.S. District Court in Dallas, Texas. The ITC has ruled that the plastic packaging process known as "bottom gating" does infringe, but "top gating", used now by the Company, does not infringe TI's patent. The Company contends that TI's patents are invalid in their entirety. In March 1993, the U.S. District Court of Appeals for the Federal Circuit affirmed the ITC's ruling. In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company. In August 1995, the judge reversed the decision stating that TI failed to prove that the Company infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. TI filed an appeal against the judge's ruling and in July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on either of the patents at issue in the suit. This year, the Company reversed its $17.8 million reserve recorded in 1995 as a result of a September 1996 ruling that denied TI's motion for reconsideration. TI has filed a petition for certiorari in the United States Supreme Court, which has not yet made a decision whether to grant the petition and hear the appeal. Litigation counsel for the Company considers the possibility that the Supreme Court will grant the petition and hear the appeal to be remote, given the small percentage of such petitions that are granted and the fact that the case does not appear to present issues of significant national interest.

     In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the U.S. District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court for the Northern District of California. In June 1995, the U.S. District Court for the Northern District of California dismissed this lawsuit by a summary judgment. The plaintiffs have filed an appeal in which the Company will continue to defend itself.

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

     In June 1995, AMD charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit claimed that the Company infringed several of AMD's programmable logic patents. In November 1995, the Company filed a patent infringement action against AMD in the United States District Court for the District of Minnesota. The Company alleged infringement by AMD of a number of the Company's patents in this action. In April 1996, the Company and AMD signed a cross-licensing agreement terminating the patent litigation between the two companies. The agreement allows each corporation to continue to produce its own products with no threat of future patent lawsuits by either company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding each of the Company's current executive officers is set forth below:

                                                                                             EXECUTIVE
                                                                                              OFFICER
           NAME               AGE                          POSITION                            SINCE
--------------------------    ---     ---------------------------------------------------    ---------
T.J. Rodgers..............    49      President and Chief Executive Officer                     1982
Antonio R. Alvarez........    40      Vice President, Research and Development                  1993
Emmanuel Hernandez........    41      Vice President, Finance and Administration, Chief         1993
                                      Financial Officer
J. Daniel McCranie........    53      Vice President, Marketing and Sales                       1993
Lothar Maier..............    42      Vice President, Wafer Fabrication, President,             1994
                                      Cypress Semiconductor (Minnesota), Inc.
James Kupec...............    42      Vice President, Product Lines                             1997

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

     Antonio R. Alvarez joined the Company in May 1987 as a Senior Technical Engineer. Mr. Alvarez was transferred to the Company's subsidiary, Aspen Semiconductor Corporation, in April 1988 as the Manager of BiCMOS Technology. In October 1989, Mr. Alvarez returned to the Company as Vice President, Research and Development. In February 1993, Mr. Alvarez also became responsible for Fab I when it was merged with the research and development department. Prior to joining the Company in 1987, Mr. Alvarez worked in various engineering and management positions at Motorola Corporation from September 1979 through July 1987. His last position at Motorola was as a senior member of the technical staff.

     Emmanuel Hernandez joined the Company in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining the Company, from 1976 to 1993, Mr. Hernandez held various financial positions with National Semiconductor Corporation.

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

     Lothar Maier joined the Company in July 1983 as Manufacturing Engineering Manager. Mr. Maier assumed full responsibility for Fab I in February of 1988, and held this position until the end of December 1990. Mr. Maier was transferred to the Company's subsidiary, Cypress Semiconductor (Minnesota), Inc. in

January 1991 as subsidiary President. In addition, Mr. Maier was promoted to Vice President of Wafer Fabrication of the Company in September, 1994 and relocated back to San Jose in the first half of 1996.

     James Kupec joined the Company in 1983 as Product Engineering Manager. In 1988, he transferred to the Company's subsidiary Aspen Semiconductor as Director of Operations. In 1992, Mr. Kupec became Cypress's Memory Product Division Vice President. Last year he was promoted to Vice President of Product Divisions responsible for all of Cypress's Product Divisions. Prior to joining Cypress, Mr. Kupec worked in engineering and management positions at Mostek and United Technologies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol "CY." The following table sets forth, for the periods indicated, the low, high and closing sales prices for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. At December 30, 1996 there were approximately 3,579 holders of record of the Company's Common Stock.

                                                                PRICE RANGE OF COMMON
                                                                      STOCK($)
                                                              -------------------------
                                                               LOW      HIGH      CLOSE
                                                              -----     -----     -----
        Fiscal year ended December 30 1996:
          First Quarter.....................................  10.00     16.25     11.75
          Second Quarter....................................  11.38     15.00     12.25
          Third Quarter.....................................   9.13     13.63     12.63
          Fourth Quarter....................................  10.50     16.63     14.50
        Fiscal year ended January 1, 1996:
          First Quarter.....................................  10.75     16.13     14.31
          Second Quarter....................................  13.06     21.63     20.13
          Third Quarter.....................................  17.06     27.75     18.81
          Fourth Quarter....................................  11.50     19.19     12.63

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEAR ENDED(1)
                                          --------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          --------    --------    --------    --------    --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating results:
  Revenues..............................  $528,385    $596,071    $406,359    $304,512    $272,242
  Acquisition-related non-recurring
     charges............................        --          --          --      18,271          --
  Restructuring and other nonrecurring
     costs (benefits)...................    (7,018)     17,800          --        (408)     39,700
  Operating Income (loss)...............    81,594     159,171      77,792      10,686     (35,636)
  Income (loss) before tax..............    83,505     161,384      80,115      12,567     (32,928)
  Net income (loss).....................    53,029     102,477      50,472       8,043     (21,010)
  Net income (loss) per share
  Primary...............................  $   0.63    $   1.15    $   0.61    $   0.11    $  (0.28)
  Fully diluted.........................  $   0.62    $   1.09    $   0.60          --          --
Weighted average common and common
  equivalent shares outstanding
  Primary...............................    83,661      89,347      82,313      76,218      74,514
  Fully diluted.........................    92,016      97,583      88,602          --          --
Balance sheet data:
  Cash and short-term investments.......  $ 93,786    $161,618    $193,275    $ 80,590    $ 82,046
  Working capital.......................   126,006     190,580     225,952     124,651     133,966
  Total assets..........................   794,047     750,728     555,699     340,648     320,504
  Long term debt and capital lease
     obligations (excluding current
     portion)...........................   127,895     117,572     111,538       7,776       8,468
  Stockholders' equity..................   510,746     472,099     352,999     271,685     262,061

---------------

(1) The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth on the inside front cover, in "Factors Affecting Future Results" and elsewhere.

OVERVIEW

     In 1996, the Company's revenues decreased to $528.4 million compared to the $596.1 million recorded in 1995. This was a decrease of 11.4% over last year and a 30.0% increase over the $406.4 million recorded in 1994. The decline in revenues resulted in lower profits of $53.0 million or $0.62 per share, compared to $102.5 million, or $1.09 per share in 1995 and $50.5 million, or $0.60 per share in 1994. The revenue decline was primarily due to a significant drop in the Company's average selling prices ("ASPs"), particularly in its largest product line, Memory Products, which includes Static Random Access Memory products ("SRAMs"). As a result of lower ASPs, the Company's gross margin dropped to 42.2% in 1996, compared with 53.7% in 1995 and 45.2% in 1994. The Company projects that ASPs will decrease across many of its product lines in 1997, but at a reduced rate from that experienced in 1996. As a result of this projection, the Company will continue its plan to offset the effects of lower ASPs by introducing new products with higher margins and by redesigning its existing products and manufacturing processes to lower manufacturing costs.

     In October 1996, the Company began production in its new assembly and test manufacturing facility in the Philippines. Although the new plant is expected to generate cost savings for the Company in the future, under absorption due to ramping a new facility adversely impacted the Company's cost of revenues during the last quarter of 1996. At the end of 1996, less than 50% of the plant's capacity was being utilized. Fully utilized, the Philippines plant is expected to increase assembly and test manufacturing capacity by 300 million units per year. Should the need for additional back-end manufacturing capacity not materialize, the expected cost savings may not be realized. The Company also began construction of a new fab in Texas ("Fab V"). However, in the third quarter, the Company decided to put on hold construction of Fab V due to market conditions.

     In the third quarter of 1996, the Company recorded a pre-tax restructuring and other non-recurring benefit of $7.0 million. A majority of the benefit was derived from the reversal of the $17.8 million reserve established in 1995 related to the Texas Instruments ("TI") patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals affirmed the earlier decision of the trial court that the Company did not infringe on either of the patents in the suit. In September 1996 the Court decided that it would not hear any appeal filed by the plaintiff regarding this matter. In December 1996, TI filed a petition of certiorari in the United States Supreme Court. If the petition is granted, the Supreme Court would review on appeal the decision of the Federal Circuit Court of Appeals. Litigation counsel for the Company considers the possibility that the Supreme Court will grant the petition and hear the appeal to be remote, given the small percentage of such petitions that are granted and the fact that the case does not appear to present issues of significant national interest. During the same quarter, the Company also announced a restructuring of its San Jose wafer fabrication facility from a production wafer fabrication plant to predominantly a research and development wafer fabrication facility. As a result of this restructuring, the Company recorded a pre-tax charge of $9.1 million, $5.9 million relating to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication facilities and $3.2 million relating to severance and other cash related restructuring charges. In September, the Company also recorded a one-time, pre-tax credit of $3.3 million related to the insurance reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was approximately offset by other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters.

     In February 1997, the Company signed a letter of intent with QuickLogic Corporation ("Quick Logic") involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, the Company will cease to develop, market and sell antifuse-based FPGA products. In return, the Company's equity position in the privately held QuickLogic will grow to greater than 20%. The Company also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. The agreement is subject to the completion of definitive documentation and obtaining necessary consents and approvals. The agreement is expected to be finalized in March 1997.

     In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes that are due in 2001. The redemption will be effective March 26, 1997. Approximately $110.0 million aggregate principal amount at maturity of the notes were outstanding at the time the notes were called for redemption with the aggregate redemption price of approximately $99.0 million. Prior to 5:00 P.M. EST, on March 25, 1997, holders have the option to convert their notes into shares of Cypress common stock at a conversion rate of
72.1746 shares of stock per $1,000 principal amount at maturity of the note. Alternatively, holders may have their notes redeemed at a total redemption price of $900.25 per $1,000 amount at maturity of the notes. The redemption price consists of: (a) an issue price of $839.03, plus (b) $60.26 of accrued original issue discount, plus (c) accrued interest of $0.96, per $1,000 principal amount at maturity of the notes. Any notes that are not converted on or before 5:00 P.M. EST, March 25, 1997 will automatically be redeemed on March 26, 1997.

RESULTS OF OPERATIONS

     In 1996, the Company recorded revenues of $528.4 million, a decrease of 11.4% from the $596.1 million recorded in 1995 and a 30.0% increase over the $406.4 million recorded in 1994. The decline in revenues was primarily due to a significant decrease in average selling prices experienced in each of the Company's four major product lines, particularly in the Memory Products Division ("MPD"), which includes the sale of Static Random Access Memory ("SRAM") products. ASPs for SRAM products dropped 22.5% in comparing 1996 to 1995. The Company projects SRAM prices to continue to fall in 1997, but at a reduced rate from that experienced in 1996. Unit sales of SRAM products in 1996 were 2.4% greater than in 1995 even though the number of units sold in the second half of 1996 was significantly less than in the first half of the year. A majority of the decline in sales volume towards the end of 1996 can be attributed to the 256K and 1 meg line of products, where an over supply of product and resulting inventory corrections by most customers slowed down demand for the Company's products. The increase in number of units of SRAM products sold in 1996 in comparison to 1995, was not enough to offset the effects of the declining ASPs. A majority of the SRAM products are sold to the telecommunication and data communication markets. Due to the decline in revenues from its SRAM line of products, MPD's percentage of the Company's revenue decreased to 51.3%, a 10.4% decrease from 1995 and a 0.6% decrease from 1994.

     The Programmable Products Division ("PPD"), the Company's second largest revenue producing product line, recorded 19.0% of the Company's revenue in 1996. PPD's contribution to total revenue increased from the 14.9% recorded in 1995. Although total Company revenues decreased 11.4% in comparing 1996 to 1995, PPD's revenues remained relatively constant year-to-year. Like MPD, PPD also experienced pressure from declining ASPs in 1996, dropping 10.7% in 1996 compared to 1995. Offsetting the drop in ASPs was increased sales volume as the number of units sold grew 12.4% in 1996. Revenue growth in Non-Volatile Memory ("NVM") products, formerly the Programmable Read-Only Memory ("PROM") line of products, offset revenue declines in other PPD products as NVM's revenues grew 14.0% in 1996 compared to 1995. Even though ASPs for the sale of NVM products decreased 24.9% in comparing 1996 to 1995, the 51.7% increase in sales volume more than offset the effects of declining ASPs. NVM products are primarily sold to the personal computer and telecommunication markets.

     Revenues generated by the Data Communications Division ("DCD") grew 13.8% comparing 1996 to 1995. The growth was primarily in the Division's Channel line of products where several products, including the HOTLink point-to-point communication devices and Programmable Skew Clock Buffers ("RoboClock"), all made significant contributions to revenues. The Channel product line's revenues grew 37.8% in 1996 compared to 1995. Although ASPs decreased 13.7% year-to-year, the sales volume increase of 59.6% more than offset the decline in the average selling price. Specialty Memory products, which include Clocked First-in, First-out ("FIFOs") and Dual Port products, remained relatively stable growing 3.2% in 1996 compared to 1995. Sales volume of such products increased 9.7% over last year, which offset the 5.9% decline in ASPs. A majority of DCD products are sold to the personal computer, telecommunication, and data communication markets.

     Last year, the Computation Products Division's ("CPD") revenues were primarily generated from its Timing Technology line of products, which were acquired through the acquisition of IC Designs, Inc. in 1993. In 1996, the Company moved its Fast CMOS Technology ("FCT") Logic Device line of products from PPD and its VME Communication-bus Device line of products from DCD into CPD. CPD's revenues increased in 1996, growing 8.1% from 1995. The revenue growth was primarily a result of increased volume as unit sales grew 41.3% over last year, which more than offset the decrease in average selling price. The revenue growth in CPD was primarily attributed to the Timing Technology line of products as revenues from the sale of such products grew 19.4% in 1996. Like the Company's other divisions, Timing Technology's ASPs in 1996 dropped, falling 32.6% in comparison to 1995; however, sales volume grew 77.0% comparing the same periods. Timing Technology products are primarily sold to the personal computer and PC peripheral markets.

     As noted above, the Company continued to experience reductions in ASPs, particularly in its SRAM products. The decrease in ASPs was caused by overall market demand softness, mainly attributable to over supply in the industry and the resulting inventory corrections by customers, particularly in the telecommunication and data communication markets which are the Company's primary markets. Even though end consumption continues to grow in these two markets, the Company believes some customers have built above normal levels of inventory which they are in the process of drawing down. The greater availability of products due to excess supply has also shortened the ordering cycle of customers due to their expectation of product availability. The Company continues to build certain levels of inventory for select core products despite the overall market softness because the Company wants to position itself to have sufficient levels of inventory of these products for the anticipated demand improvements. The Company's inventory levels have increased and may continue to increase in the future resulting in potential exposure to obsolescence, excess quantities, aged inventory, and lower-of-cost-or-market write-down if demand were to not improve as expected by the industry and the Company. The continuation of these factors, which have adversely impacted the industry and the Company, in the future, could have a material adverse effect on the Company's results of operations.

     The Company's cost of revenues as a percentage of revenues for 1996 increased to 58% compared with 46% in 1995 and 55% in 1994. The increase in manufacturing costs as a percent of revenues was a reflection of falling ASPs, particularly in the SRAM market. Although revenues declined steadily throughout most of 1996, unit sales increased in many of the Company's product lines. For the sale of SRAM products, the Company recorded a decrease in revenues of over 20% in comparing 1996 to 1995. Even though revenue generated from the sale of SRAM products decreased significantly, the Company sold approximately 2.4 million more units in 1996. The PPD product line's revenue in 1996 remained relatively constant from 1995; however, unit sales increased over 12%. Future ASP erosion could have a material adverse effect on the Company's gross margin, and drive cost of revenues as a percentage of revenues higher. The Company is continuing to explore new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. In the fourth quarter of 1996, the Company began production in its new assembly and test manufacturing plant in the Philippines. As expected, the Philippines plant recorded a loss in its first quarter of operations due to the under utilization of the facility and other costs in excess of those normally incurred due to its start-up status. At the end of 1996, the Philippines plant was operating at less than 50% of capacity. Once fully utilized, this new plant is expected to increase assembly and test manufacturing capacity by 300 million units per year and is expected to assist in lowering the Company's backend manufacturing costs in the future.

     Research and development ("R&D") expenses increased to 16% of revenues in 1996 compared to 12% in 1995 and 13% in 1994. Actual spending in R&D increased significantly in 1996, growing to $84.3 million compared to $71.7 million and $53.2 million in 1995 and 1994, respectively. The growth in R&D expenses as a percent of revenues is the result of both an increase in actual R&D spending and a decrease in revenues. The Company made a conscious decision to increase spending in R&D in order to accelerate the development of new products and enhance its design and process technologies. With the Company's enhanced design capabilities from its worldwide design centers and the transformation of its San Jose wafer fabrication facility into a predominantly R&D wafer facility, actual R&D spending may continue to increase in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenues and lower costs.

     Selling, general and administrative ("SG&A") expenses in 1996 were 12% of revenues. This was comparable to 1995 and 1994 when the Company recorded SG&A expenses of 12% and 13% of revenues, respectively. Absolute spending for SG&A expenses for 1996 was $64.3 million, a decrease from the $71.3 million spent in 1995 and an increase from the $52.8 million spent in 1994. The decease in actual sales and marketing expenses in 1996 in comparison to 1995 was primarily a result of lower revenues. Variable costs, such as commission expense, decreased significantly in 1996 due to the decline in revenues. General and administrative expenses also decreased in 1996 compared to 1995. In 1995, the Company recorded legal expenses in excess of those normally incurred due to the Texas Instruments ("TI") patent infringement lawsuit and a securities class-action lawsuit.

     In the third quarter of 1996, the Company recorded a one-time, pre-tax restructuring and other non-recurring benefit of $7.0 million. A majority of the benefit was derived from the reversal of the $17.8 million reserve established in 1995 related to the Texas Instruments ("TI") patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals affirmed the earlier decision of the trial court that the Company did not infringe on either of the patents in suit. In September 1996 the Court decided that it would not hear any appeal filed by the plaintiff regarding this matter. In December 1996, TI filed a petition of certiorari in the United States Supreme Court. If the petition is granted, the Supreme Court would review on appeal the decision of the Federal Circuit Court of Appeals. Litigation counsel for the Company considers the possibility that the Supreme Court will grant the petition and hear the appeal to be remote, given the small percentage of such petitions that are granted and the fact that the case does not appear to present issues of significant national interest. During the same quarter, the Company also announced a restructuring of its San Jose wafer fabrication facility, from a production wafer fabrication plant to predominantly a research and development wafer fabrication facility. As a result of this restructuring, the Company recorded a one-time, pre-tax charge of $9.1 million, $5.9 million relating to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication facilities and $3.2 million relating to severance and other cash related restructuring charges. In September, the Company also recorded a one-time, pre-tax credit of $3.3 million related to the insurance reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was approximately offset by other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters.

     Income from operations in 1996 was $81.6 million, a significant decrease from the $159.2 million recorded in 1995, and slightly better than the $77.8 million, recorded in 1994. The decrease in operating income, compared to 1995, can be attributed to the significant decrease in revenues and gross margin resulting from lower ASPs in 1996. Partially offsetting the effects of lower revenues and lower margins was the $7.0 million one-time, pre-tax benefit from restructuring and other non-recurring costs related to the reversal of the $17.8 million TI lawsuit reserve and the recording of the $9.1 million fab restructuring.

     Net interest and other income in 1996 was $1.9 million, a slight decrease from the $2.2 million recorded in 1995 and the $2.3 million recorded in 1994. In 1996, the Company recorded $6.9 million in interest expense, an increase of $0.7 million from 1995 and $2.9 million from 1994. Higher interest expense related to the convertible bonds, coupled with interest expense recorded on the $49.0 million borrowing from the short-term line of credit, increased interest expense in 1996.

     The Company recorded income tax expense of $30.5 million in 1996, compared to $58.9 million in 1995 and $29.6 million in 1994. The effective tax rates in 1996, 1995, and 1994 were 36.5%, 36.5%, and 37.0%, respectively.

     In 1996, the Company's net income decreased to $53.0 million, a significant decline from the $102.5 million recorded in 1995 and slightly better that the $50.5 million recorded in 1994.

FACTORS AFFECTING FUTURE RESULTS

     The Company believes that, notwithstanding the various objectives, projections, estimates, and other forward-looking statements set forth in this Annual Report, its future operating results will continue to be subject to variations based on a wide variety of factors, which could lead the Company's operating results to be materially different from those projected in such forward-looking statements. Such factors include, but are not limited to: general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products such as the networking, computer, and telecommunications markets, failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize, the availability and extent of utilization of manufacturing capacity, fluctuations in manufacturing yields, price erosion, competitive factors, the timing of new product introductions, product obsolescence, the successful ramp up of the Philippines plant, and the ability to develop and implement new technologies including the ramp of our 0.5 micron process to full commercial production. The Company is also dependent on subcontract vendors for a portion of the assembly and test manufacturing of its products, which presents risks including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply, and reduced control over product costs, adverse weather conditions, and manufacturing yields. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations, and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan.

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

     The Company's corporate headquarters and some manufacturing facilities are located near major earthquake faults. As a result, in the event of a major earthquake, the Company could suffer damages that could materially and adversely affect the operating results and financial condition of the Company.

     Current pending litigation and claims are set forth in Note 6 of the Notes to Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of any of the actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents, and short-term investments totaled $93.8 million at the end of fiscal year 1996, a $67.8 million decrease from the end of fiscal year 1995. The decrease in cash, cash equivalents, and short-term investments was primarily a result of lower revenues and lower net income recorded in fiscal year 1996 compared to fiscal year 1995.

     Cash from operating activities decreased to $112.2 million in 1996 compared to $190.3 million in 1995. This decrease of $78.1 million was primarily due to the decline in net income from $102.5 million in 1995 to $53.0 million recorded this year. The decline in net income was primarily a result of lower revenues caused by a drop in the Company's ASPs.

     Cash used for investing activities in 1996 was $116.8 million, a $70.2 million decrease from the $187.0 million used for investing activities in 1995. In 1996, the Company's investment in short-term securities decreased $78.5 million. Cash was required to fund operations, repurchase the Company's common stock in the open market, and purchase capital equipment. The Company purchased $195.3 million in capital equipment, which was comparable to the $194.9 million purchased the year before. The Company continued to purchase capital equipment in order to increase capacity and capability in its domestic wafer fabrication facilities in Texas and Minnesota, and to bring its new assembly and test facility in the Philippines into production. The Company expects to invest approximately $134.0 million in capital expenditures in 1997 and had committed approximately $57.0 million as of December 30, 1996.

     In 1996, the Company recorded cash generated from financing activities of $15.2 million compared to cash used for financing activities of $27.1 million in 1995. During the first quarter of 1996, the Company completed its stock repurchase program that began at the end of 1995 by repurchasing 2.8 million shares of treasury stock for $32.9 million. This was in comparison to the $37.9 million of treasury stock purchased in 1995. The shares repurchased will be used for the Company's 1994 Stock Option Plan and its Employee Stock Purchase Plan.

     In September 1996, the Company borrowed $49.0 million against its revolving line of credit established in July 1996. This agreement, with certain banks, is for a three-year, unsecured, $100.0 million line of credit. The applicable interest rate for usage under this agreement will be over a graduated scale of LIBOR, plus a spread. The agreement contains certain financial and other restrictive covenants.

     In 1994 and 1995, the Company entered into three operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota, respectively. In April 1996, the Company entered into an additional lease agreement related to two office facilities in San Jose. These agreements require that the Company maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. In 1996, the Company recorded $22.4 million in restricted investments compared to $20.7 million in 1995. All restricted investments are classified as non-current assets on the balance sheet.

     In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes that are due in 2001. The redemption will be effective March 26, 1997. Approximately $110.0 million aggregate principal amount at maturity of the notes were outstanding at the time the notes were called for redemption with the aggregate redemption price of approximately $99.0 million. Prior to 5:00 P.M. EST, on March 25, 1997, holders have the option to convert their notes into shares of Cypress common stock at a conversion rate of
72.1746 shares of stock per $1,000 principal amount at maturity of the note. Alternatively, holders may have their notes redeemed at a total redemption price of $900.25 per $1,000 amount at maturity of the notes. The redemption price consists of: (a) an issue price of $839.03, plus (b) $60.26 of accrued original issue discount, plus (c) accrued interest of $0.96, per $1,000 principal amount at maturity of the notes. Any notes that are not converted on or before 5:00 P.M. EST, March 25, 1997 will automatically be redeemed on March 26, 1997. The Company is reviewing different alternatives for funding should a majority of the bondholders elect not to convert to equity.

     Although the Company believes that existing cash together with cash from operations, supplemented as necessary with borrowing under its revolving line of credit agreement, will provide sufficient resources to meet present and future working capital requirements and other cash needs for the next year, in the event that ASPs continue to decline at rates above normal industry levels and increased demand continues to be insufficient to offset the effects of such declines, the Company may be required to raise additional capital through a debt or equity financing. Although additional funding may be required, there can be no assurance that it would be available at terms the Company deems satisfactory.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER-SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 30,     JANUARY 1,
                                                                           1996            1996
                                                                       ------------     ----------
Current assets:
  Cash and cash equivalents..........................................   $   20,119       $   9,487
  Short-term investments.............................................       73,667         152,131
  Total cash, cash equivalents, and short-term investments...........       93,786         161,618
  Accounts receivable, net of allowances for doubtful accounts and
     customer returns of $3,887 in 1996 and $2,828 in 1995...........       71,440         108,587
  Other receivables..................................................       11,971           8,335
  Inventories........................................................       53,107          28,978
  Other current assets...............................................       51,108          44,119
                                                                         ---------        --------
     Total current assets............................................      281,412         351,637
Property, plant and equipment, net...................................      437,566         335,593
Other assets, including restricted investments of $61,612 in 1996 and
  $39,257 in 1995....................................................       75,069          62,498
                                                                         ---------        --------
                                                                        $  794,047       $ 750,728
                                                                         =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $   72,309       $  82,315
  Accrued compensation and employee benefits.........................       14,374          21,353
  Other accrued liabilities..........................................        4,821          25,447
  Line of credit.....................................................       49,000              --
  Deferred income on sales to distributors...........................       14,902          13,190
  Income taxes payable...............................................           --          18,752
                                                                         ---------        --------
     Total current liabilities.......................................      155,406         161,057
Convertible subordinated notes.......................................       98,241          95,879
Deferred income taxes................................................       21,288          15,653
Other long-term liabilities..........................................        8,366           6,040
                                                                         ---------        --------
     Total liabilities...............................................   $  283,301       $ 278,629
                                                                         =========        ========
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none
     issued and outstanding..........................................           --              --
  Common stock, $.01 par value, 250,000,000 shares authorized;
     91,358,000 and 88,924,000 issued; 81,098,000 and 81,501,000
     outstanding.....................................................          914             889
  Additional paid-in capital.........................................      311,184         292,713
  Retained earnings..................................................      315,491         262,462
                                                                         ---------        --------
                                                                           627,589         556,064
  Less shares of common stock held in treasury, at cost; 10,260,000
     shares at December 30, 1996 and 7,423,000 at January 1, 1996....     (116,843)        (83,965)
                                                                         ---------        --------
     Total stockholders' equity......................................      510,746         472,099
                                                                         ---------        --------
                                                                        $  794,047       $ 750,728
                                                                         =========        ========

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       YEAR ENDED
                                                      --------------------------------------------
                                                      DECEMBER 30,     JANUARY 1,      JANUARY 2,
                                                          1996            1996            1995
                                                      ------------     -----------     -----------
Revenues............................................  $    528,385     $   596,071     $   406,359
                                                       -----------     -----------     -----------
  Costs and expenses:
  Cost of revenues..................................       305,174         276,160         222,620
  Research and development..........................        84,334          71,667          53,188
  Selling, general and administrative...............        64,301          71,273          52,759
  Restructuring and other non-recurring costs
     (benefits).....................................        (7,018)         17,800              --
                                                       -----------     -----------     -----------
  Total operating costs and expenses................       446,791         436,900         328,567
                                                       -----------     -----------     -----------
Operating income....................................        81,594         159,171          77,792
Interest expense....................................        (6,895)         (6,239)         (4,041)
Interest income and other...........................         8,806           8,452           6,364
                                                       -----------     -----------     -----------
Income before income taxes..........................        83,505         161,384          80,115
Provision for income taxes..........................       (30,476)        (58,907)        (29,643)
                                                       -----------     -----------     -----------
Net income..........................................  $     53,029     $   102,477     $    50,472
                                                       -----------     -----------     -----------
Net income per share:
  Primary...........................................  $       0.63     $      1.15     $      0.61
                                                       -----------     -----------     -----------
  Fully diluted.....................................  $       0.62     $      1.09     $      0.60
                                                       -----------     -----------     -----------
Weighted average common and common equivalent shares
  outstanding:
  Primary...........................................    83,661,000      89,347,000      82,313,000
  Fully diluted.....................................    92,016,000      97,583,000      88,602,000

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (SHARES AND DOLLARS IN THOUSANDS)

                                       COMMON STOCK     ADDITIONAL                             TOTAL
                                      ---------------    PAID-IN     RETAINED   TREASURY    STOCKHOLDERS'
                                      SHARES   AMOUNT    CAPITAL     EARNINGS     STOCK        EQUITY
                                      ------   ------   ----------   --------   ---------   ------------
Balances at January 3, 1994.........  72,401    $772     $ 207,484   $109,513   $ (46,084)    $271,685
Issuance of common stock under
  employee stock plans and other....   5,420      54        24,448                              24,502
Tax benefit resulting from stock
  option transactions...............                         6,340                               6,340
Net income for the year.............                                   50,472                   50,472
                                      ------    ----      --------   --------   ---------     --------
Balances at January 2, 1995.........  77,821     826       238,272    159,985     (46,084)     352,999
Issuance of common stock under
  employee stock plans and other....   6,330      63        31,460                              31,523
Tax benefit resulting from stock
  option transactions...............                        22,981                              22,981
Repurchase of common stock under
  share repurchase program..........  (2,650)                                     (37,881)     (37,881)
Net income for the year.............                                  102,477                  102,477
                                      ------    ----      --------   --------   ---------     --------
Balances at January 1, 1996.........  81,501     889       292,713    262,462     (83,965)     472,099
Issuance of common stock under
  employee stock plans and other....   2,434      25        14,577                              14,602
Tax benefit resulting from stock
  option transactions...............                         3,894                               3,894
Repurchase of common stock under
  share repurchase program..........  (2,837)                                     (32,878)     (32,878)
Net income for the year.............                                   53,029                   53,029
                                      ------    ----      --------   --------   ---------     --------
Balances at December 30, 1996.......  81,098    $914     $ 311,184   $315,491   $(116,843)    $510,746
                                      ======    ====      ========   ========   =========     ========

          See accompanying notes to consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         YEAR ENDED
                                                         ------------------------------------------
                                                         DECEMBER 30,     JANUARY 1,     JANUARY 2,
                                                             1996            1996           1995
                                                         ------------     ----------     ----------
Cash flow from operating activities:
  Net income...........................................   $   53,029      $  102,477     $   50,472
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.....................       97,606          64,733         45,039
     Non-cash interest and amortization of debt
       issuance costs..................................        2,774           2,639          1,639
     Provision for restructuring and other
       non-recurring costs.............................      (12,943)         17,800             --
     Deferred income taxes.............................        6,216          (8,464)         1,258
     Changes in operating assets and liabilities:
       Receivables.....................................       36,811         (46,733)       (15,985)
       Inventories.....................................      (24,129)           (606)           913
       Other assets....................................       (7,130)        (20,407)        (3,909)
       Accounts payable and accrued liabilities........      (28,604)         32,644         31,999
       Deferred income.................................        1,712           3,502            837
       Income taxes payable and deferred income
          taxes........................................      (13,117)         42,738          9,885
                                                           ---------       ---------      ---------
Net cash flow generated from operating activities......      112,225         190,323        122,148
                                                           ---------       ---------      ---------
Cash flow from investing activities:
  Decrease (increase) in short-term investments........       78,464           7,836       (117,034)
  Acquisition of property, plant, and equipment........     (195,280)       (194,878)      (112,370)
  Sale of equipment....................................           --              --          7,918
  Other................................................           --              --           (969)
                                                           ---------       ---------      ---------
Net cash flow used for investing activities............     (116,816)       (187,042)      (222,455)
                                                           ---------       ---------      ---------
Cash flow from financing activities:
Borrowing from line of credit..........................       49,000              --             --
  Issuance of convertible subordinated notes, net of
     insurance costs...................................           --              --         89,443
  Restricted investments related to building lease
     agreements........................................      (22,355)        (20,744)       (18,513)
  Repurchase of common stock...........................      (32,878)        (37,881)            --
  Issuance of capital stock............................       18,496          31,523         24,502
  Other................................................        2,960              --            526
                                                           ---------       ---------      ---------
Net cash flow generated (used) for financing
  activities...........................................       15,223         (27,102)        95,958
                                                           ---------       ---------      ---------
Net increase (decrease) in cash and cash equivalents...      110,632         (23,821)        (4,349)
Cash and cash equivalents, beginning of year...........        9,487          33,308         37,657
                                                           ---------       ---------      ---------
Cash and cash equivalents, end of year.................   $   20,119      $    9,487     $   33,308
                                                           =========       =========      =========
Supplemental disclosures:
  Cash paid during the year for:
     Interest..........................................   $    4,982      $    4,014     $    1,677
     Income taxes......................................   $   45,271      $   30,744     $   24,214

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

     The Company's operations outside the U.S. expanded in 1996 with the addition of its new test and assembly plant in the Philippines. The Company's other foreign operations include several sales offices and design centers located in various parts of the world. Export revenues, principally to customers in Europe and Japan, were 27%, 34%, and 32% of total revenues in 1996, 1995, and 1994, respectively. As of December 30, 1996, all of the Company's subsidiaries are wholly owned, except for Cypress Semiconductor (Texas), Inc. ("CTI"), the Company's wafer fabrication facility in Texas, which is approximately 17% owned by Altera Corporation ("Altera"). Altera receives a fixed amount of wafer fab capacity for its investment.

     No one customer accounted for greater than 10% of revenues in 1996, 1995, or 1994. Sales to one distributor accounted for 10% of total revenues in 1994. No one distributor accounted for greater than 10% of revenues in 1996 or 1995.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     Fiscal years 1996, 1995, and 1994 ended December 30, 1996, January 1, 1996, and January 2, 1995, respectively. The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31. Fiscal years 1996, 1995 and 1994 each comprised 52 weeks. Certain prior year amounts have been adjusted to conform to current year presentation.

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

  Revenue Recognition

     Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales to domestic distributors are made under agreements allowing certain rights of return and price protection on merchandise unsold by the domestic distributors. Accordingly, the Company defers recognition of sales and profit on such sales until the merchandise is sold by the domestic distributors. In 1997, the Company will sell to certain international distributors on certain select parts, under agreements having rights of return and price protections, which are substantially similar to those contained in agreements with domestic distributors.

     The Company also has inventory at certain customers on a consignment basis. Revenue is not recorded until the time the title transfers per the consignment agreement.

                       CYPRESS SEMICONDUCTOR CORPORATION

  Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value.

     Cash Equivalents and Short-Term Investments -- The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company classifies all investments as available for sale, based upon the Company's intention to use these investments to fund working capital needs. The investments, which all have contractual maturities of less than two years, are carried at cost plus accrued interest, which approximated market for the entire fiscal year. A summary of the carrying amounts of the investments are as follows:

                                                               DECEMBER 30,     JANUARY 1,
                                                                   1996            1996
                                                               ------------     ----------
                                                                 (DOLLARS IN THOUSANDS)
        Corporate debt securities............................    $  2,000        $   6,125
        State and municipal obligations......................      50,171          130,606
        Other................................................      21,496           15,400
                                                                  -------          -------
        Total................................................    $ 73,667        $ 152,131
                                                                  =======          =======

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash equivalents, short-term investments, long-term restricted cash, and trade accounts receivable. The Company places its cash equivalents, short-term investments and long-term restricted cash in a variety of financial instruments such as municipal securities and U.S. Government securities. The Company further limits its exposure to these investments by placing such investments with various financial institutions. The Company routinely performs credit evaluations of these financial institutions.

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

  Inventories

     Inventories are valued at standard costs that approximate actual costs, but not in excess of market. Cost is determined on a first-in, first-out basis. Market is based on estimated net realizable value. The components of inventories are as follows:

                                                               DECEMBER 30,     JANUARY 1,
                                                                   1996            1996
                                                               ------------     ----------
                                                                 (DOLLARS IN THOUSANDS)
        Raw materials........................................    $ 12,214        $  9,859
        Work-in-process......................................      27,765          12,682
        Finished goods.......................................      13,128           6,437
                                                                  -------         -------
        Total................................................    $ 53,107        $ 28,978
                                                                  =======         =======

                       CYPRESS SEMICONDUCTOR CORPORATION

  Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, or lease term if less than useful life. Accelerated methods of computing depreciation are used for tax purposes. The components of property, plant, and equipment are as follows:

                                                  USEFUL LIVES     DECEMBER       JANUARY
                                                    IN YEARS       30, 1996       1, 1996
                                                  ------------     ---------     ---------
                                                           (DOLLARS IN THOUSANDS)
        Land....................................                   $  12,546     $   8,850
        Machinery and equipment.................      3 to 5         641,612       501,377
        Buildings and leasehold improvements....     7 to 10          70,673        38,821
        Furniture and fixtures..................           5           7,568         5,384
                                                                   ---------     ---------
                                                                     732,399       554,432
        Accumulated depreciation and
          amortization..........................                    (294,833)     (217,839)
                                                                   ---------     ---------
        Total...................................                   $ 437,566     $ 336,593
                                                                   =========     =========

  Preproduction Costs

     Incremental costs incurred in connection with developing major production capability at new manufacturing plants, including depreciation, amortization, and cost of qualification of equipment and production processes, are capitalized.

     Preproduction costs totaling $4.1 million and $3.1 million, which are net of accumulated amortization of $1.4 million and $1.2 million in 1996 and 1995, respectively, are included in other assets at December 30, 1996 and January 1, 1996, respectively. Such costs are being amortized over five years at a rate based on estimated units to be manufactured during that period. Costs charged to operations for amortization of preproduction costs were $217,000 in 1996, $142,000 in 1995, and $567,000 in 1994.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The statement requires that the Company follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

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

  Transaction of Foreign Currencies

     The Company accounts for foreign currency translation under Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation." In accordance with SFAS 52, the Company's new test and assembly operation in the Philippines uses the Philippine peso as its functional currency, while the Company's other operations use the U.S. dollar as its functional currency. Sales to

                       CYPRESS SEMICONDUCTOR CORPORATION
customers are primarily denominated in U.S. dollars, and foreign currency translation gains and losses have not been material in any year.

  Accounting For Stock-based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 4.

NOTE 2: RESTRUCTURING AND OTHER NON-RECURRING COSTS

     In the third quarter of 1996, the Company recorded a pre-tax restructuring and other non-recurring benefit of $7.0 million. A majority of the benefit was derived from the reversal of the $17.8 million reserve established in 1995 related to the Texas Instruments ("TI") patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals affirmed the earlier decision of the trial court that the Company did not infringe on either of the patents in the suit. In September 1996 the Court decided that it would not hear any appeal filed by the plaintiff regarding this matter. In December 1996, TI filed a petition of certiorari in the United States Supreme Court. If the petition is granted, the Supreme Court would review on appeal the decision of the Federal Circuit Court of Appeals. Litigation counsel for the Company considers the possibility to be remote that the Supreme Court will grant the petition and hear the appeal, given the small percentage of such petitions that are granted and the fact that the case does not appear to present issues of significant national interest. During the same quarter, the Company also announced a restructuring of its San Jose wafer fabrication facility, from a production wafer fabrication plant to predominantly a research and development wafer fabrication facility. As a result of this restructuring, the Company recorded a pre-tax charge of $9.1 million, $5.9 million relating to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication facilities, and $3.2 million relating to severance and other cash related restructuring charges. Costs charged against the restructuring reserve in the fourth quarter of 1996 were immaterial. In September, the Company also recorded a one-time, pre-tax credit of $3.3 million related to the insurance reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was approximately offset by other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters.

NOTE 3: CONVERTIBLE SUBORDINATED NOTES

     On March 31, 1994, the Company completed a $110 million private placement of 7-year discounted convertible subordinated notes. The notes are due in the year 2001, with a coupon rate of 3.15 percent and a yield-to-maturity of 6.04 percent. The notes are convertible into approximately 7,940,000 shares of common stock and are callable by the Company three years after the date of issuance. Net proceeds were $89.4 million, after issuance costs of $2.9 million. The discount is being amortized using the effective interest rate method over the life of the notes. At year-end, the amount of the convertible subordinated notes required to be reflected as a liability on the Company's balance sheet totaled $98.2 million, which approximates fair market value. See Note 8 for related subsequent events.

                       CYPRESS SEMICONDUCTOR CORPORATION

NOTE 4: COMMON STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

1994 STOCK OPTION PLAN

     In 1994, the Company adopted the 1994 Stock Option Plan, which replaced the Company's 1985 Incentive Stock Option Plan and the 1988 Directors' Stock Option Plan (the "Terminated Plans") with respect to future option grants. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of the Company or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted under the 1994 Stock Option Plan is typically equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan includes shares that remained available under the Terminated Plans and provides for an annual increase in shares available for issuance pursuant to nonstatutory stock options equal to 4.5% of the Company's outstanding common stock at the end of each fiscal year.

     In October 1996, substantially all outstanding options with a share price in excess of $11.00 were canceled and repriced with new options having an exercise price of $11.00 per share, the fair market value as of the date the repricing was announced. A total of 7,083,312 options were repriced. The following table summarizes the Company's shares available for grant and stock option activity for the years ended December 30, 1996, January 1, 1996, and January 2, 1995. The weighted average exercise price for each category presented is also shown in the table below.

SHARES UNDER OPTION AND AVAILABLE FOR GRANT

                                                           OUTSTANDING OPTIONS
                                           ----------------------------------------------------
                                           SHARES AVAILABLE       NUMBER       WEIGHTED AVERAGE
                                              FOR GRANT         OF SHARES       EXERCISE PRICE
                                           ----------------     ----------     ----------------
        Balance, January 3, 1994.........         911,582       18,705,510          $ 4.79
          Options authorized.............       6,000,000               --              --
          Options granted................      (5,548,722)       5,548,722          $ 8.71
          Options exercised..............              --       (3,915,126)         $ 4.61
          Options canceled...............       1,367,318       (1,367,318)         $ 5.29
                                              -----------       ----------
        Balance, January 2, 1995.........       2,730,178       18,971,788          $ 5.92
          Options authorized.............       3,502,026               --              --
          Options granted................      (7,504,204)       7,504,204          $16.82
          Options exercised..............              --       (5,735,670)         $ 4.81
          Options canceled...............       1,292,221       (1,292,221)         $16.05
                                              -----------       ----------
        Balance, January 1, 1996.........          20,221       19,448,101          $ 9.81
          Options authorized.............       3,680,864               --              --
          Options granted................     (12,202,297)      12,202,297          $11.23
          Options exercised..............              --       (1,781,980)         $ 5.38
          Options canceled...............       8,855,197       (8,855,197)         $14.71
                                              -----------       ----------
        Balance, December 30, 1996.......         353,985       21,013,221          $ 8.94
                                              ===========       ==========
        Options exercisable on December
          30, 1996.......................                        9,375,526          $ 7.03
                                                                ==========

     All options were granted at an exercise price equal to the market value of the Company's stock at the date of grant. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in 1996 and 1995 was $11.23 and $16.82 per option, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as

                       CYPRESS SEMICONDUCTOR CORPORATION
other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards.

                                                                    1996         1995
                                                                  ---------    ---------
        Expected Life...........................................    6 years      6 years
        Risk-free Interest Rate.................................      6.04%        6.28%
        Volatility..............................................      .5582        .5559
        Dividend Yield..........................................      0.00%        0.00%

     Significant option groups outstanding as of December 30, 1996 and the related weighted average exercise price and contractual life information are as follows (share information in thousands):

                                          OUTSTANDING           EXERCISABLE
            OPTIONS WITH EXERCISE      -----------------     -----------------       REMAINING
              PRICES RANGE FROM        SHARES     PRICE      SHARES     PRICE      LIFE (YEARS)
        -----------------------------  ------     ------     ------     ------     -------------
        $ 1.00 - $ 4.75..............  3,188      $ 4.41     3,150      $ 4.41          3.98
        $ 4.76 - $ 7.13..............  2,731      $ 5.52     2,149      $ 5.44          6.56
        $ 7.14 - $ 9.25..............  3,544      $ 8.40     1,922      $ 8.44          7.33
        $ 9.26 - $10.88..............  1,978      $10.45        95      $10.28          9.66
        $10.89 - $17.75..............  9,572      $11.32     2,060      $11.22          9.02

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

     In 1986, the Company approved an Employee Qualified Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as employee's enrollment price multiplied by purchased shares). Of the 7,600,000 shares authorized under the ESPP, 5,889,091 shares were issued through 1996 including, 652,157, 582,432, and 900,496 shares in 1996, 1995, and 1994, respectively.

     Compensation costs (included in pro forma net income and net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

                                                                  1996         1995
                                                                --------     --------
        Expected Life.........................................  6 months     6 months
        Risk-free Interest Rate...............................   5.98%        5.45%
        Volatility............................................   .5882        .5275
        Dividend Yield........................................   0.00%        0.00%

     The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase stock under the ESPP granted in 1996 and 1995 were $12.96 and $16.12 per share, respectively.

                       CYPRESS SEMICONDUCTOR CORPORATION

PRO FORMA NET INCOME AND NET INCOME PER SHARE

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1994 Stock Option Plan and its Employee Stock Purchase Plan, the Company's pro forma net income and earnings per share for the years ended December 30, 1996 and January 1, 1996 would have been as follows:

                                                                    1996        1995
                                                                   -------     -------
        Pro forma net income:
          Primary................................................  $33,243     $92,814
          Fully Diluted..........................................  $32,561     $92,814
        Pro forma net income per share:
          Primary................................................  $  0.40     $  1.06
          Fully Diluted..........................................  $  0.37     $  1.00

     The pro forma effect on net income and net income per share for 1996 and 1995 is not representative of the pro forma effect on net income in the future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995.

TREASURY STOCK

     In November 1995, the Board of Directors authorized the repurchase of $50.0 million of the Company's common stock. In the first quarter of 1996, the Board approved to increase the amount authorized to approximately $70.0 million. The Company completed the stock purchase program by purchasing 2.8 million shares for $32.9 million in 1996 and 2.7 million shares for $37.9 million in 1995. The shares purchased are expected to be used in conjunction with the Company's 1994 Stock Option Plan and ESPP.

OTHER EMPLOYEE BENEFIT PLANS

     The Company also maintains a Section 401(k) Plan, Profit Sharing Plan, and Key Employee Bonus Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 20% of their eligible earnings to the Plan Trust.

     Under the Profit Sharing Plan, all qualified employees are provided an equal share of bonus payments, which are based on the Company achieving a targeted level of earnings per share. In 1995 and 1994, $7,575,000 and $5,241,000 respectively, were charged to operations in connection with the Profit Sharing Plan. In 1996, no charges to operations were made in connection with the profit sharing plan.

     In 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Company and individual performance targets. In 1995 and 1994, $4,937,000 and $1,902,000, respectively, were charged to operations in connection with this Plan. In 1996, there were no charges to operations in connection with this plan.

                       CYPRESS SEMICONDUCTOR CORPORATION

NOTE 5: INCOME TAXES

The components of the provision for income taxes are summarized below. Income before taxes is principally attributed to domestic operations.

COMPONENTS OF THE PROVISION FOR INCOME TAXES

                                                                    YEAR ENDED
                                                   DECEMBER 30,     JANUARY 1,     JANUARY 2,
                                                       1996            1996           1995
                                                   ------------     ----------     ----------
                                                             (DOLLARS IN THOUSANDS)
        Income before provision for taxes........    $ 83,505        $161,384       $ 80,115
        Current tax expense:
          U.S. Federal...........................    $ 21,481        $ 60,163       $ 24,998
          State and local........................       1,706           6,988          3,286
          Foreign................................       1,073             220            101
                                                      -------        --------        -------
        Total current............................      24,260          67,371         28,385
                                                      -------        --------        -------
        Deferred tax expense (benefit):
          U.S. Federal...........................       5,559          (7,849)           709
          State and local........................         657            (615)           549
                                                      -------        --------        -------
        Total deferred...........................       6,216          (8,464)         1,258
                                                      -------        --------        -------
        Total....................................    $ 30,476        $ 58,907       $ 29,643
                                                      =======        ========        =======

     The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income before taxes as shown below.

TAX PROVISION DIFFERENCE

                                                                    YEAR ENDED
                                                   DECEMBER 30,     JANUARY 1,     JANUARY 2,
                                                       1996            1996           1995
                                                   ------------     ----------     ----------
                                                             (DOLLARS IN THOUSANDS)
        Statutory rate...........................          35%             35%            35%
        Tax at U.S. statutory rate...............    $ 29,227        $ 56,487       $ 28,040
        State income taxes, net of federal
          benefit................................       1,536           4,142          2,492
        Tax credits..............................          --          (1,013)          (300)
        Net Foreign Sales Corporation (FSC)
          benefit................................      (1,548)           (479)          (427)
        Benefit of tax free investments..........        (998)         (2,259)        (1,324)
        Other, net...............................       2,259           2,029          1,162
                                                      -------         -------        -------
        Total....................................    $ 30,476        $ 58,907       $ 29,643
                                                      =======         =======        =======

                       CYPRESS SEMICONDUCTOR CORPORATION

     The components of the net deferred tax assets at December 30, 1996, and January 1, 1996, under SFAS 109 were as follows:

                                                           DECEMBER 30,     JANUARY 1,
                                                               1996            1996
                                                           ------------     ----------
                                                             (DOLLARS IN THOUSANDS)
            Deferred tax assets:
            Deferred income on sales to distributors.....    $  9,667        $   5,654
            Inventory reserves and basis differences.....      13,794            7,677
            Restructuring and legal reserves.............       1,167           11,027
            Asset valuation and other reserves...........      13,511           10,822
            State tax, net of federal tax................         522              455
            Other, net...................................       1,472            2,388
                                                             --------         --------
            Total deferred tax assets....................      40,133           38,023
                                                             --------         --------
            Deferred tax liabilities:
            Excess of tax over book depreciation.........     (25,568)         (17,294)
            Other, net...................................      (1,184)          (1,271)
                                                             --------         --------
            Total deferred tax liabilities...............     (26,752)         (18,565)
                                                             --------         --------
            Net deferred tax assets......................    $ 13,381        $  19,458
                                                             ========         ========

     The net deferred tax asset at December 30, 1996, is substantially realizable through carry-back to prior years' taxable income. Other current assets include current deferred tax assets of $34,900,000 at December 30, 1996, and $35,111,000 at January 1, 1996, respectively.

     The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduce taxes currently payable by $3.9 million.

NOTE 6: COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     The Company leases most of its manufacturing and office facilities under noncancelable operating lease agreements that expire at various dates through 2004. These leases require the Company to pay taxes, insurance, and maintenance expenses, and provide for renewal options at the then fair market rental value of the property.

     In 1994 and 1995, the Company entered into three operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota, respectively. In April 1996, the Company entered into an additional lease agreement related to two office facilities in San Jose. These agreements require quarterly payments that vary based on the London interbank offering rate ("LIBOR"), plus a spread. All leases provide the Company with the option of either acquiring the property at its original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company is contingently liable under certain first-loss clauses for up to $55.5 million at December 30, 1996. Based on management's estimate of the fair value of the properties, no liability was recorded at December 30, 1996. Furthermore, the Company is required to maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. As of December 30, 1996, the amount of restricted cash or investments recorded was $61.6 million, which is in compliance with these agreements. These restricted cash or investments are classified as non-current assets on the balance sheet.

                       CYPRESS SEMICONDUCTOR CORPORATION

     The aggregate annual rental commitments under noncancelable operating leases as of December 30, 1996, are:

                                                                        (DOLLARS IN
                                   FISCAL YEAR                          THOUSANDS)
            ----------------------------------------------------------  -----------
            1997......................................................    $ 7,432
            1998......................................................      6,046
            1999......................................................      5,100
            2000......................................................      4,555
            2001......................................................      2,848
            2002 and thereafter.......................................      7,313
                                                                          -------
            Total.....................................................    $33,294
                                                                          =======

     Rental expense was approximately $7,708,000 in 1996, $5,995,000 in 1995, and $4,954,000 in 1994.

LINE OF CREDIT

     In July 1996, the Company established a three-year, $100-million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The applicable interest rate for usage under this agreement is a graduated scale of LIBOR, plus a spread. The agreement contains certain financial and other covenants including limitation on indebtedness, liens, disposition of assets, consolidations and mergers, investments and contingent obligations, and maintenance of a leverage ratio, consolidated tangible net worth, quick ratio and adjusted EBIT/fixed charge coverage ratio. In September 1996, the Company borrowed $49.0 million against the line of credit which remained outstanding at year end. The balance borrowed will be due three years from the date of the agreement. The borrowings from the line of credit are recorded on the balance sheet as current liabilities.

LITIGATION AND ASSERTED CLAIMS

     In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

     In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August 1995, the judge reversed the decision stating that TI failed to prove that Cypress infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. In July 1996, the Federal Court of Appeals affirmed the decision of the trial court that the Company did not infringe on either of the patents in the suit. In September 1996 the Court denied TI's motion for reconsideration, and as a result of that ruling, Cypress reversed the $17.8 million reserve recorded in March 1995 with respect to this lawsuit. In December 1996, TI filed a petition of certiorari in the United States Supreme Court. If the petition is granted, the Supreme Court would review on appeal the decision of the Federal Circuit Court of Appeals. Litigation counsel for the Company considers the possibility that the Supreme Court will grant the petition and hear the appeal to be remote, given the small percentage of such petitions that are granted and the fact that the case does not appear to present issues of significant national interest.

     In June 1995, Advanced Micro Devices ("AMD") charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit claimed that the Company infringed on several of AMD's Programmable Logic Patents. In November 1995, the Company filed a patent infringement action against AMD in the U.S. District Court for the District of Minnesota. The Company alleged infringement by AMD of a number of the Company's patents in this action. In April 1996, the Company and AMD signed a

                       CYPRESS SEMICONDUCTOR CORPORATION
cross-licensing agreement terminating the patent litigation between the two companies. The agreement allows each company to continue to produce its own products with no threat of future patent lawsuits by the other company.

     In June 1995, the U.S. District Court of Northern California dismissed by a summary judgment a class-action lawsuit filed against the Company and certain of its officers. The suit filed was for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. The plaintiffs have filed an appeal. The Company will vigorously defend itself in this matter and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

PURCHASE COMMITMENTS

     At December 30, 1996, the Company had purchase commitments aggregating $57.0 million, principally for manufacturing equipment and facilities. These commitments were made for purchases in 1997.

NOTE 7: RELATED PARTIES

     During 1990, the Company made a cost-basis investment of $1.0 million in Vitesse Semiconductor Series E Preferred Stock (which has been converted to common stock since Vitesse's initial public offering) and guaranteed an equipment lease line of credit for Vitesse, of $3.5 million, maturing on August 31, 1997. There was no outstanding principal balance related to the lease line as of December 30, 1996. In May 1996, the Company recorded a gain on the sale of 25% of its investment in Vitesse. As of December 30, 1996, the Company's cost-basis investment is $750,000. The Company's chairman, a board member, and its president are members of the Vitesse Board of Directors.

     Between 1992 and 1995, the Company made cost-basis investments totaling $3.2 million in QuickLogic Series D and E preferred stock. No additional investment was made in 1996. The Company also recorded sales to QuickLogic of $8,206,000, $5,769,000, and $1,972,000 in 1996, 1995, and 1994, respectively, and at fiscal year-end 1996, 1995, and 1994, the Company had a receivable due from QuickLogic of $1,374,000, $717,000, and $787,000, respectively. In the second quarter of 1996, QuickLogic exercised its right under the 1993 agreement to receive additional wafer capacity by paying the Company $4.5 million. Subsequent to year end, the Company and QuickLogic signed a letter of intent to terminate this agreement and enter into a new agreement. See Note 8 for related subsequent events. Under certain circumstances, the Company may make additional investments in QuickLogic. The Company's chairman's venture capital firm is an investor in QuickLogic and is represented on the Board of Directors.

NOTE 8: SUBSEQUENT EVENTS

     In February 1997, the Company signed a letter of intent with QuickLogic to terminate an existing joint development, licensing, and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and planned to execute a new foundry agreement. Under the new agreement, Cypress will cease to develop, market, and sell antifuse-based FPGA products. In return, the Company's equity position in the privately held QuickLogic will grow to greater than 20%. The Company also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. The agreement is subject to the completion of definitive documentation and necessary consents and approvals. The agreement is expected to be finalized in March 1997.

                       CYPRESS SEMICONDUCTOR CORPORATION

     In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes that are due in 2001. The redemption will be effective March 26, 1997. Approximately $110.0 million aggregate principal amount at maturity of the notes were outstanding at the time the notes were called for redemption with the aggregate redemption price of approximately $99.0 million. Prior to 5:00 P.M. EST, on March 25, 1997, holders have the option to convert their notes into shares of Cypress common stock at a conversion rate of
72.1746 shares of stock per $1,000 principal amount at maturity of the note. Alternatively, holders may have their notes redeemed at a total redemption price of $900.25 per $1,000 amount at maturity of the notes. The redemption price consists of: (a) an issue price of $839.03, plus (b) $60.26 of accrued original issue discount, plus (c) accrued interest of $0.96, per $1,000 principal amount at maturity of the notes. Any notes that are not converted on or before 5:00 P.M. EST, March 25, 1997 will automatically be redeemed on March 26, 1997.

     In February 1997, the Company sold its remaining $750,000 investment in Vitesse Semiconductor. The Company sold 83,333 shares and recorded a gain of $3.8 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of CYPRESS SEMICONDUCTOR CORPORATION:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 37 present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at December 30, 1996 and January 1, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
January 20, 1997, except as to Note 8,
  which is as of February 25, 1997

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                      --------------------------------------------------------
                                      DECEMBER 30,     SEPTEMBER 30,     JULY 1,      APRIL 1,
                                          1996             1996            1996         1996
                                      ------------     -------------     --------     --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenues....................    $113,103         $ 109,647       $135,464     $170,171
        Gross profit................      37,880            28,572         63,449       93,310
        Net income..................       1,304               583         16,865       34,277
        Net income per share
          Primary...................    $   0.02         $    0.01       $   0.20     $   0.41
                                        ========          ========       ========     ========
          Fully diluted.............    $     --         $      --       $   0.20     $   0.39
                                        ========          ========       ========     ========

                                          JANUARY 1,     OCTOBER 2,     JULY 3,      APRIL 3,
                                             1996           1995          1995         1995
                                          ----------     ----------     --------     --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenues........................   $ 177,279      $ 161,155     $134,273     $123,365
        Gross profit....................      96,712         87,295       73,374       62,531
        Net income......................      35,550         32,219       25,602        9,105
        Net income per share
          Primary.......................   $    0.40      $    0.35     $   0.29     $   0.11
                                            ========       ========     ========     ========
          Fully diluted.................   $    0.38      $    0.33     $   0.27     $   0.11
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

                                                                                        PAGE
                                                                                        ----
     (1) FINANCIAL STATEMENTS
Consolidated Balance Sheets at December 30, 1996 and January 1, 1996..................   19
Consolidated Statements of Operations for the three years ended December 30, 1996.....   20
Consolidated Statements of Stockholders' Equity for the three years ended December 30,
  1996................................................................................   21
Consolidated Statements of Cash Flows for the three years ended December 30, 1996.....   22
Notes to Consolidated Financial Statements............................................   23
Report of Independent Accountants.....................................................   35

     (2) FINANCIAL STATEMENT SCHEDULE
Valuation and qualifying accounts and reserves........................................   39

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS

          EXHIBIT
          NUMBER                                   DESCRIPTION
        -----------  ------------------------------------------------------------------------
         4.1         Lease dated April 12, 1996 between the Company and BNP Leasing
                     Corporation.
         4.20        Credit Agreement dated July 24, 1996 between the Company and Bank of
                     America National Trust.
         4.21        First Amendment to Credit Agreement dated October 10, 1996 between the
                     Company and Bank of America National Trust.
         4.22        Second Amendment to Credit Agreement dated March 21, 1997 between the
                     Company and Bank of America National Trust.
         4.3         Letter of Intent dated February 7, 1997 between the Company and
                     Quicklogic Corporation.
        10.1(2)      Bialek consulting agreement, dated April 1, 1996.
        10.2(1)(2)   Cypress Semiconductor Corporation 1996 Key Employee Bonus Plan
                     Agreement.
        21.1         Subsidiaries of the Company.
        23.1         Consent of Independent Accountants.
        24.1         Power of Attorney (see page 38).
        27.1         Financial Data Schedule.
        (1)          Previously filed as an exhibit to the Company's Annual Report on Form
                     10-K for the fiscal year ended January 1, 1996.
        (2)          Management compensatory plan, contract or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 28th day of March 1997.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                 TITLE                   DATE
-----------------------------------------------  -----------------------------  ---------------

               /s/ T.J. RODGERS                   President, Chief Executive      March 28,1997
-----------------------------------------------      Officer and Director
                 T.J. Rodgers                    (Principal Executive Officer)

            /s/ EMMANUEL HERNANDEZ                 Chief Financial Officer,       March 28,1997
-----------------------------------------------   Vice-President, Finance and
              Emmanuel Hernandez                   Administration (Principal
                                                   Financial and Accounting
                                                           Officer)
             /s/ PIERRE R. LAMOND                  Chairman of the Board of       March 28,1997
-----------------------------------------------            Directors
               Pierre R. Lamond

              /s/ FRED B. BIALEK                           Director              March 28, 1997
-----------------------------------------------
                Fred B. Bialek

               /s/ ERIC BENHAMOU                           Director              March 28, 1997
-----------------------------------------------
                 Eric Benhamou

               /s/ JOHN C. LEWIS                           Director              March 28, 1997
-----------------------------------------------
                 John C. Lewis

                                                                     SCHEDULE II

                       CYPRESS SEMICONDUCTOR CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               CHARGED TO      CHARGED TO
                               BEGINNING         COSTS           OTHER                        ENDING
         DESCRIPTION            BALANCE       AND EXPENSES      ACCOUNTS      DEDUCTIONS     BALANCE
-----------------------------  ----------     ------------     ----------     ---------     ----------
1994
Allowance for sales returns
  and doubtful accounts......  $1,347,000      $  610,000      $       --     $(564,000)    $1,393,000
1995
Allowance for sales returns
  and doubtful accounts......  $1,393,000      $1,400,000      $   85,000     $ (50,000)    $2,828,000
1996
Allowance for sales returns
  and doubtful accounts......  $2,828,000      $1,779,000      $       --     $(720,000)    $3,887,000