Form 10-Q
period 1997-03-31
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1997-05-15
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  March 31, 1997 (all one class):  88,424,000
                -----------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended March 31, 1997

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements             Pages  3 - 9
Item 2.  Management's Discussion and Analysis                    Pages 10 - 14


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                       Page  15
Item 6.  Exhibits and Reports on Form 8-K                        Pages 15 - 17

Part 1 - Item 1:
-----------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     Mar. 31,   Dec. 30,
                                                       1997       1996
                                                    ---------- ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $    1,930 $   20,119
  Short-term investments                               129,295     73,667
                                                    ---------- ----------
    Total cash, cash equivalents and
      short-term investments                           131,225     93,786
  Accounts receivable, net of allowances of
      $3,177 at March 31, 1997 and $3,887 at
      December 30, 1996                                 81,085     71,440
  Inventories                                           60,173     53,107
  Other current assets                                  55,525     63,079
                                                    ---------- ----------
       Total current assets                            328,008    281,412
Property, plant and equipment (net)                    440,686    437,566
Other assets                                            70,831     75,069
                                                    ---------- ----------
         Total assets                               $  839,525  $ 794,047
                                                    ========== ==========




















                                       3





                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     Mar. 31,   Dec. 30,
                                                       1997       1996
                                                    ---------- ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   70,859  $  72,309
  Accrued liabilities                                   17,541     19,195
  Line of credit                                        99,999     49,000
  Deferred income on sales to distributors              14,337     14,902
  Income taxes payable                                   8,929         --
                                                    ---------- ----------
       Total current liabilities                       211,665    155,406
Convertible subordinated notes                              --     98,241
Deferred income taxes                                   21,288     21,288
Other long-term liabilities, including minority
  interest                                               3,706      8,366
                                                    ---------- ----------
         Total liabilities                             236,659    283,301
                                                    ---------- ----------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --         --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 98,684,000 and
    91,358,000 issued; 88,424,000 and
    81,098,000 outstanding                                 987        914
  Additional paid-in capital                           398,269    311,184
  Retained earnings                                    320,453    315,491
                                                    ---------- ----------
                                                       719,709    627,589
  Less shares of common stock held in
    treasury, at cost: 10,260,000 at
    March 31, 1997 and December 30, 1996              (116,843)  (116,843)
                                                    ---------- ----------
       Total stockholders' equity                      602,866    510,746
                                                    ---------- ----------
         Total liabilities and stockholders'
           equity                                   $  839,525  $ 794,047
                                                    ========== ==========

     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                  ----------------------
                                                   Mar. 31,     Apr. 1,
                                                     1997        1996
                                                  ----------  ----------

Revenues                                          $  125,999  $  170,171
                                                  ----------  ----------
Costs and expenses:
  Cost of revenues                                    82,349      76,861
  Research and development                            21,023      21,416
  Selling, general and administrative                 17,564      18,140
                                                  ----------  ----------
     Total operating costs and expenses              120,936     116,417
                                                  ----------  ----------
Operating income                                       5,063      53,754
Interest expense                                      (2,316)     (1,647)
Interest and other income                              4,826       1,873
                                                  ----------  ----------
Income before income taxes                             7,573      53,980
Provision for income taxes                            (2,613)    (19,703)
                                                  ----------  ----------
Net income                                        $    4,960  $   34,277
                                                  ==========  ==========





Net income per share:

    Primary                                       $     0.06  $     0.41
    Fully diluted                                 $     0.06  $     0.39

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                                           87,119      83,418
    Fully diluted                                     87,119      91,358



     See accompanying notes to condensed consolidated financial statements.


                                       5

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                       ----------------------
                                                         Mar. 31,     Apr. 1,
                                                           1997        1996
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $    4,960  $   34,277
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           27,639      21,604
   Non-cash interest and amortization of debt
    issuance costs                                            951         676
   Changes in operating assets and liabilities:
    Receivables                                            (7,642)      7,051
    Inventories                                            (7,066)     (7,880)
    Other assets                                            7,038      (8,630)
    Accounts payable and accrued liabilities               (3,104)     (2,523)
    Deferred income                                          (565)      1,073
    Income taxes payable and deferred income taxes          8,929       8,076
                                                       ----------  ----------
Net cash generated by operations                           31,140      53,724
                                                       ----------  ----------
Cash flows from investing activities:
  Decrease (Increase) in short-term investments (net)     (55,628)     42,148
  Acquisition of property, plant and equipment (net)      (30,021)    (71,635)
                                                       ----------  ----------
Net cash used for investing activities                    (85,649)    (29,487)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                                   --     (32,878)
  Borrowing from line of credit                            50,999          --
  Redemption of convertible debt                          (14,331)         --
  Issuance of common stock                                  4,055       4,366
  Restricted investments related to building lease
    agreements                                                 --      (4,122)
  Other long-term liability, including minority
    interest                                               (4,403)         --
                                                       ----------  ----------
Net cash generated (used) by financing activities          36,320     (32,634)
                                                       ----------  ----------
Net decrease in cash and cash equivalents                 (18,189)     (8,397)
Cash and cash equivalents, beginning of year               20,119       9,487
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $    1,930  $    1,090
                                                       ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Interim Statements

In the opinion of management, the accompanying, unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, this financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 1996 included in the Company's 1996 Annual Report on Form 10-K.

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                               March 31,      December 30,
                                                 1997            1996
                                             -------------   -------------
Inventories:
     Raw materials                           $      12,746   $      12,214
     Work in process                                28,468          27,765
     Finished goods                                 18,959          13,128
                                             -------------   -------------
                                             $      60,173   $      53,107
                                             =============   =============

3.  Net Income Per Share

Net income per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans as determined by the treasury stock method. Fully diluted earnings per share assumes full conversion of the convertible subordinated notes into common shares and the elimination of the related interest requirements (net of income taxes). In the first quarter of 1997, the Company's convertible subordinated notes were redeemed/converted as described in note 4. The effect of assuming the conversion of the notes and elimination of related interest was anti-dilutive to fully diluted earnings per share in the first quarter of 1997, and, as a result, only primary earnings per share is presented for the three month period ended March 31, 1996.


4.  Conversion of the Subordinated Notes

In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes due 2001. The redemption was effective

March 26, 1997. Approximately $110.0 million aggregate principal amount at maturity of the notes were outstanding at the time the notes were called for redemption with the aggregate redemption price of approximately $99.0 million. Prior to 5:00 P.M. EST, on March 25, 1997, holders had the option to convert their notes into shares of the Company's common stock at a conversion rate of
72.1746 shares of stock per $1,000 principal amount at maturity of the notes. Alternatively, holders could have redeemed their notes at a total redemption price of $900.25 per $1,000 amount at maturity of the notes. The redemption price consisted of:(a) an issue price of $839.03, plus (b) $60.26 of accrued original issued discount, plus, (c) accrued interest of $0.96, per $1,000 principal amount at maturity of the notes. Any note not converted on or before 5:00 P.M. EST, March 25, 1997 was automatically redeemed on March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into the Company's common stock, increasing the amount of common stock outstanding by 6,789,013 shares. As a result of holders electing the cash settlement, the Company paid $14.3 million.


5.  QuickLogic

On March 29, 1997, the Company signed a definitive agreement with QuickLogic Corporation ("QuickLogic") involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement.
Under the new agreement, the Company will cease to develop, market and sell antifuse-based FPGA products. In return, the Company's equity position in the privately-held QuickLogic will grow to greater than 20%. The Company also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. The impact of this transaction resulted in an insignificant gain to the Company in the first quarter of 1997. Revenues and net income contributed by the FPGA product line during fiscal year 1996 and the first quarter of 1997 were not significant.


6.  Pro Forma Earnings Per Share

Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share ("EPS"), was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and dilutive EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and dilutive EPS for the current reporting and comparable period in the prior year is as follows:

                                         Three months ended
                                      ------------------------
                                       March 31,     April 1,
                                         1997          1996
                                      ----------    ----------
Earnings Per Share:

     Basic                            $     0.06    $     0.43
     Dilutive                               0.06    $     0.39

7.  Impact of Litigation

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August 1995, the judge reversed the decision, stating TI failed to prove that the Company infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on either of the patents in suit. In September 1996, the Court denied TI's motion for reconsideration, and as a result of that ruling, the Company reversed the $17.8 million reserve recorded in March 1995 with respect to this
lawsuit.   In December 1996, TI filed a petition of certiorari with the United
States Supreme Court. If the petition is granted, the Supreme Court would review on appeal the decision of the Federal Circuit Court of Appeals. Litigation counsel for the Company considers the possibility that the Supreme Court will grant the petition and hear the appeal to be remote, given the small percentage of such petitions that are granted and the fact that the case does not appear to present issues of significant national interest.

In June 1995, Advanced Micro Devices ("AMD") charged the Company with patent infringement and filed suit in the U.S. District Court in Delaware. The suit claimed that the Company infringed on several of AMD's Programmable Logic patents. In November 1995, the Company filed a patent infringement action against AMD in the U.S. District Court for the District of Minnesota. The Company alleged infringement by AMD of a number of the Company's patents in this action. In April 1996, the Company and AMD signed a cross-licensing agreement terminating the patent litigation between the two companies. This agreement allows each company to continue to produce its own products with no threat of future patent lawsuits by the other company.

In June 1995, the U.S. District Court of Northern California granted summary judgement in favor of the Company and the other defendants in a class-action lawsuit filed against the Company and certain of its officers. The suit filed alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. The plaintiffs filed an appeal. In April 1997, the U.S. Court of Appeals for the Ninth Circuit affirmed the ruling of the U.S. District Court of Northern California. The plaintiffs could request a rehearing by the Court of Appeals, or they could seek review by the United States Supreme Court. The Company will vigorously defend itself in this matter and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

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


RESULTS OF OPERATIONS:
--------------------------

Revenues for the quarter ended March 31, 1997 decreased 26.0% over the comparable period a year ago, decreasing to $126.0 million compared to the $170.2 million recorded in the first quarter of 1996. The $44.2 million decrease in revenues was primarily due to the decline in revenues recorded by the Company's highest revenue producing product line, the Memory Products Division ("MPD"). MPD's revenues in the first quarter of 1997 decreased 50.9% compared to the first quarter in 1996 due to a significant drop in the average selling prices ("ASPs") of Static Random Access Memory ("SRAM") products. SRAM ASPs in the first quarter of 1997 were 52.3% lower in comparison to ASPs in the comparable quarter in 1996. Although, unit sales volume for SRAM products increased 2.5% from the first quarter of 1996 to the first quarter of 1997, the impact from the decline in ASPs exceeded the effects of this growth in unit sales volume. The decline in ASPs was experienced in a majority of SRAM products, particularly in the 256K and 1 Meg density products. The Company expects SRAM prices to continue to fall throughout 1997, but at a reduced rate from that experienced in 1996.

Revenues in the Datacommunication Division ("DCD") increased 23.7% in the first quarter of 1997 over the comparable quarter in 1996, making DCD the Company's second largest product line in terms of revenue. Unit sales of DCD products in the first quarter of 1997 grew 39.0% in comparison to the same quarter last year, while ASPs decreased 11.0%. A majority of the revenue growth attributable to increased unit sales volume was concentrated in the Specialty Memory line of products, where revenues increased 32.3% in the first quarter of 1997 from the comparable quarter in 1996. The revenue growth in Specialty Memory products was driven by new product sales, particularly in the First-in, First-out ("FIFO") line of products. DCD's Channel line of products remained relatively stable, growing modestly in the first quarter of 1997 compared to the first quarter of 1996. Although the Channel product line experienced the sharpest decline in ASPs, the increased sales volume more than offset the effects of lower ASPs.

The Programmable Products Division ("PPD") experienced a 5.3% decline in revenues in the first quarter of 1997 compared to the first quarter of 1996. The decrease in revenues was primarily due to a 20.0% decline in revenues in the Division's Non-Volatile Memory line of products. Revenues for Non-Volatile Memory products decreased despite a 28.0% increase in unit sales volume as ASPs dropped significantly, particularly for Erasable Programmable Read Only Memory ("EPROM") products. EPROM ASPs for the first quarter of 1997 were 58.0% less than those recorded in the comparable period in 1996. Revenues in the Division's Programmable Logic Devices ("PLD") increased 33.4% comparing the first quarter of 1997 to the comparable quarter in 1996. Revenues increased in a majority of PLD's product lines led by its Complex Programmable Logic Device ("CPLD") line of products. The revenue growth in CPLD resulted from increased unit sales volume and ASPs from the sale of new products.

Revenues for the Company's Computer Products Division ("CPD") remained constant comparing the first quarter of 1997 to the first quarter in 1996. Despite declining ASPs, revenues for Timing Technology products increased 5.0% in the first quarter of 1997 compared to the first quarter of 1996. The increase in unit sales volume more than offset the decline in ASPs and allowed the Company to increase its market share and become one of the world's leading clock suppliers.

As noted above, the Company continued to experience reductions in ASPs, particularly in its SRAM products. The decrease in ASPs was caused by overall market demand softness, mainly attributable to over supply in the industry and the resulting inventory corrections by end user customers, particularly in the telecommunication and datacommunication markets which the Company principally serves. Even though ASPs in several markets served by the Company continued to decline in the first quarter of 1997, the rate of decline has in most part been less than the rate of decline experienced throughout 1996. The Company expects that ASPs will continue to decline throughout most of 1997, but at a reduced rate from that experienced in 1996.

The Company's cost of revenues as a percentage of revenues for the quarter ended March 31, 1997 increased to 65.4% compared to the 45.2% recorded in the comparable period in 1996. Due to lower ASPs, particularly in the SRAM market, revenues declined 26.0% while cost of revenues increased 7.1% based on higher unit sales in the first quarter of 1997 compared to the first quarter of 1996. Should ASPs in the future continue to erode at a rate greater than anticipated, this could have a material adverse effect on the Company's cost of revenues as a percentage of revenues. The Company continues to work on new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. The Company began production in its new Philippines assembly and test plant in the fourth quarter of 1996. Although the Philippines plant is expected to generate cost savings for the Company in the future, under-absorption of the facility continued to adversely impact cost of revenues in the first quarter of 1997. The Company plans to continue to ramp up production at the Philippines plant throughout 1997 in order to lower its fixed cost per unit and take further advantage of potential cost savings.

Research and development ("R & D") expenses were 16.7% of revenues for the quarter ended March 31, 1997, versus 12.6% in the comparable period for 1996. The significant increase in R & D expenses as a percent of revenues comparing the first quarter of 1997 to the first quarter of 1996 was primarily a result of the 26.0% decline in revenues between these periods. Actual R & D spending remained relatively constant comparing the first quarter of 1997 to the comparable quarter in the prior year as the Company continued to allocate resources to R & D in an effort to accelerate the development of new products and enhance its design and process technologies. With the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into a research and development wafer facility, actual R & D spending is projected to grow in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenue and lower costs.

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 1997 increased to 13.9% of revenues compared to 10.7% in the comparable period a year ago. Although actual SG&A expenses decreased slightly in comparing the first quarter of 1997 to the comparable quarter in 1996, the decrease was significantly less than the decline in revenues. The decline in actual sales and marketing expenditures is a function of decreasing revenues the Company has experienced over the past year. Variable costs, such as commission expense, have decreased as a result of lower revenues. Actual general and administrative expenses remained relatively constant comparing the first quarter of 1997 to the first quarter of 1996. The Company expects absolute spending in general and administrative expenses to grow moderately in the future in order to maintain and support expected Company growth.

Operating income for the quarter ended March 31, 1997 was $5.1 million or 4.0% of revenues. This was a decrease from the comparable period in 1996, in which operating income was $53.8 million, or 31.6% of revenues. The Company's gross margin in the first quarter of 1997 was significantly less than that recorded in the first quarter of 1996, due to the significant decline in the Company's ASPs. The Company is continuing its efforts to develop new products with better margins and to reduce manufacturing costs through the development of new manufacturing processes and the redesign of existing products in order to improve gross margin and operating income.

Net interest and other income for the quarter ended March 31, 1997 was $2.5 million compared to $0.2 million in the comparable period in 1996. In the first quarter of 1997, the Company recorded a gain of $3.8 million from the sale of its remaining investment in Vitesse Corporation. The gain was partially offset by one-time costs associated with the conversion of the subordinated notes and costs associated with the increased borrowing from the Company's line of credit.


FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------

The Company believes that, notwithstanding the various objectives, projections, estimates, and other forward-looking statements set forth in this quarterly report filed on Form 10Q, its future operating results will continue to be subject to variations based on a wide variety of factors, which could lead the Company's operating results to be materially different from those projected in such forward-looking statements. Such factors include, but are not limited to: general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products such as networking, computer, and telecommunications markets, failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize, the availability and extent of utilization of manufacturing capacity, fluctuation in manufacturing yields, price erosion, competitive factors, the timing of new product introductions, product obsolescence, the successful ramp up of the Philippines plant, and the ability to develop and implement new technologies including the ramp of the Company's new 0.5 micron process to full commercial production. The Company is also dependent on subcontract vendors for a portion of the assembly and test manufacturing of its products, which presents risks, including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply, and reduced control over product costs, adverse weather conditions, and manufacturing yields. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations, and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan.

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

Current pending material litigation and claims are described in Note 7 of the Notes to the Condensed Consolidated Financial Statements. The Company will vigorously defend itself in these matters and, subject to the inherent uncertainties of litigation and based upon discovery completed to date, management believes that the resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of any of these actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of these matters.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

The Company's cash, cash equivalents and short-term investments totaled $131.2 million at March 31, 1997, an increase of $37.4 million compared to the end of 1996. The increase in cash, cash equivalents and short-term investments was primarily due to the increase in borrowing from the Company's line of credit established in 1996. In July 1996, the Company established a three-year $100 million unsecured revolving credit facility with certain banks. In 1996, the Company borrowed $49 million against the line of credit. During the first quarter of 1997, the Company borrowed the remaining $51 million from its line of credit as a result of the Company's decision in February 1997 to call for redemption of its convertible subordinated notes. A significant amount of liquidity was required to facilitate the potential cash redemption of the outstanding notes. In April 1997, the Company paid back the $51 million it borrowed in the first quarter.

In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes that were due in 2001. The redemption was effective March 26, 1997 with $110 million aggregate principle amount outstanding at the time the notes were called and an aggregate redemption price of approximately $99 million. Prior to 5:00 P.M. EST, on March 25, 1997, holders had the option to convert their notes into shares of Cypress common stock at a conversion rate of 72.1746 shares of stock per $1,000 amount at maturity of the notes. Alternatively, holders had the right to redeem their notes at a total redemption price of $900.25 per $1,000 amount at maturity of the notes. Approximately 15% of the holders elected the cash settlement, and as a result, the Company paid $14.3 million in March 1997.

During the first quarter of 1997, the Company purchased $30.0 million in capital equipment compared to $71.6 million in the comparable period in 1996. The Company continued to purchase equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for the Company's Minnesota wafer fab is expected to improve wafer manufacturing capabilities as the Company implements new technologies, including its 0.5 micron process, while equipment purchased for the Philippines and it subcontractors will be used to increase manufacturing capacity. Capital equipment purchases for the technology group is expected to enhance the Company's research and development capabilities. Capital purchases for the remainder of 1997 are expected to be approximately $120 million as the Company continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

Although the Company believes that existing cash together with cash from operations, supplemented as necessary with borrowing under its revolving credit agreement, will provide sufficient resources to meet present and future working capital requirements and other cash needs for at least the next twelve months, in the event that ASPs continue to decline at rates above normal industry levels and increased demand continues to be insufficient to offset the effects of such declines, the Company may be required to raise additional capital through a debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to the Company or available at terms the Company deems satisfactory.

                           PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 7 of Notes to the Condensed Consolidated Financial Statements.


ITEM 6.  (a) Exhibit - 11.1  "Computation of Net Income Per Common Share and
                              Dilutive Common Share Equivalents"

         (b) Exhibit - 27    "Financial Data Schedule"

         (c) Reports on Form 8-K  -  None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                                           Three Months Ended
                                                         ----------------------
                                                          Mar. 31,     Apr. 1,
                                                            1997        1996
                                                         ----------  ----------
PRIMARY:
----------------------------
Weighted average number of common shares outstanding         81,973      79,966
Common share equivalents from dilutive effect of
  outstanding stock options                                   5,146       3,452
                                                         ----------  ----------
Weighted average number of common shares and dilutive
 common share equivalents outstanding                        87,119      83,418
                                                         ==========  ==========

Net income used in per share computation                 $    4,960      34,277
                                                         ==========  ==========

Net income per common and common equivalent share        $     0.06  $     0.41
                                                         ==========  ==========

FULLY DILUTED:
----------------------------
Weighted average number of common shares outstanding         81,973      79,966

Common share equivalents from dilutive effect of
  outstanding stock options                                   5,146       3,452

Shares issuable upon conversion of convertible
 subordinated notes                                              --       7,940
                                                         ----------  ----------
Weighted average number of common shares and dilutive
 common share equivalents outstanding                        87,119      91,358
                                                         ==========  ==========

Net income used in per share computation                 $    4,960  $   35,191
                                                         ==========  ==========

Net income per common and common equivalent share        $     0.06  $     0.39
                                                         ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:       May 15, 1997            /s/  T.J. Rodgers
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