Form 10-Q
period 1997-06-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1997-08-14
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  June 30, 1997 (all one class):  89,192,000
                -----------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended June 30, 1997

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements             Pages  3 - 10
Item 2.  Management's Discussion and Analysis                    Pages 11 - 16


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                       Page  17
Item 6.  Exhibits and Reports on Form 8-K                        Pages 17 - 20

Part 1 - Item 1:
-----------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                     Jun. 30,   Dec. 30,
                                                       1997       1996
                                                    ---------- ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $   22,625 $   20,119
  Short-term investments                               100,508     73,667
                                                    ---------- ----------
    Total cash, cash equivalents and
      short-term investments                           123,133     93,786
  Accounts receivable, net of allowances of
      $3,430 at June 30, 1997 and $3,887 at
      December 30, 1996                                 74,888     71,440
  Inventories                                           67,509     53,107
  Other current assets                                  55,313     63,079
                                                    ---------- ----------
       Total current assets                            320,843    281,412
Property, plant and equipment (net)                    424,790    437,566
Other assets                                            70,405     75,069
                                                    ---------- ----------
         Total assets                               $  816,038  $ 794,047
                                                    ========== ==========




















                                       3





                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                     Jun. 30,   Dec. 30,
                                                       1997       1996
                                                    ---------- ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   64,628  $  72,309
  Accrued liabilities                                   23,027     19,195
  Line of credit                                        49,000     49,000
  Deferred income on sales to distributors              15,475     14,902
  Income taxes payable                                  17,523         --
                                                    ---------- ----------
       Total current liabilities                       169,653    155,406
Convertible subordinated notes                              --     98,241
Deferred income taxes                                   21,288     21,288
Other long-term liabilities, including minority
  interest                                               9,654      8,366
                                                    ---------- ----------
         Total liabilities                             200,595    283,301
                                                    ---------- ----------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --         --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 99,452,000 and
    91,358,000 issued; 89,192,000 and
    81,098,000 outstanding                                 995        914
  Additional paid-in capital                           404,700    311,184
  Retained earnings                                    326,591    315,491
                                                    ---------- ----------
                                                       732,286    627,589
  Less shares of common stock held in
    treasury, at cost: 10,260,000 at
    June 30, 1997 and December 30, 1996               (116,843)  (116,843)
                                                    ---------- ----------
       Total stockholders' equity                      615,443    510,746
                                                    ---------- ----------
         Total liabilities and stockholders'
           equity                                   $  816,038  $ 794,047
                                                    ========== ==========

     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                Three Months Ended         Six Months Ended
                              ----------------------   ----------------------
                               Jun. 30,     Jul. 1,     Jun. 30,     Jul. 1,
                                 1997        1996         1997        1996
                              ----------  ----------   ----------  ----------

Revenues                      $  138,142  $  135,464   $  264,141  $  305,635
                              ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of revenues                86,687      72,015      169,036     148,876
  Research and development        24,426      21,989       45,449      43,405
  Marketing, general and
    administrative                19,135      15,502       36,699      33,642
                              ----------  ----------   ----------  ----------
     Total operating costs
       and expenses              130,248     109,506      251,184     225,923
                              ----------  ----------   ----------  ----------
Operating income                   7,894      25,958       12,957      79,712
Interest expense                    (779)     (1,482)      (3,095)     (3,129)
Interest and other income          2,238       2,075        7,064       3,948
                              ----------  ----------   ----------  ----------
Income before income taxes         9,353      26,551       16,926      80,531
Provision for income taxes        (3,213)     (9,686)      (5,826)    (29,389)
                              ----------  ----------   ----------  ----------
Net income                    $    6,140  $   16,865    $  11,100  $   51,142
                              ==========  ==========   ==========  ==========

Net income per share:

    Primary                   $     0.07  $     0.20    $    0.12  $     0.61
    Fully diluted             $     0.07  $     0.20    $    0.12  $     0.58

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                       94,074      83,285       90,596      83,352
    Fully diluted                 94,458      91,227       90,596      91,293





     See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                        Jun. 30,     Jul. 1,
                                                          1997        1996
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   11,100  $   51,142
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           54,501      44,894
   Non-cash interest and amortization of debt
    issuance costs                                            953       1,369
   Changes in operating assets and liabilities:
    Receivables                                            (1,977)     21,147
    Inventories                                           (14,402)    (16,187)
    Other assets                                            7,470      (3,965)
    Accounts payable and accrued liabilities               (3,849)     (3,480)
    Deferred income                                           573         913
    Income taxes payable and deferred income taxes         17,523      (8,497)
                                                       ----------  ----------
Net cash generated by operations                           71,892      87,336
                                                       ----------  ----------
Cash flows from investing activities:
  Decrease (Increase) in short-term investments (net)     (26,841)     91,159
  Sale of capital equipment to Fleet Capital Leasing       25,222          --
  Acquisition of property, plant and equipment (net)      (65,471)   (141,212)
                                                       ----------  ----------
Net cash used for investing activities                    (67,090)    (50,053)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                                   --     (32,878)
  Redemption of convertible debt                          (14,331)         --
  Issuance of common stock                                 10,491       7,353
  Restricted investments related to building lease
    agreements                                                 --     (21,264)
  Other long-term liabilities, including minority
    interest                                                1,544       4,500
                                                       ----------  ----------
Net used by financing activities                           (2,296)    (42,289)
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents        2,506      (5,006)
Cash and cash equivalents, beginning of year               20,119       9,487
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $   22,625  $    4,481
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                                     (In Thousands)
                                               June 30,       December 30,
                                                 1997            1996
                                             -------------   -------------
Inventories:
     Raw materials                           $      15,402   $      12,214
     Work in process                                29,917          27,765
     Finished goods                                 22,190          13,128
                                             -------------   -------------
                                             $      67,509   $      53,107
                                             =============   =============

3.  Net Income Per Share

Net income per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans as determined by the treasury stock method. Fully diluted earnings per share assumes full conversion of the convertible subordinated notes into common shares and the elimination of the related interest requirements (net of income taxes). In the first quarter of 1997, the Company's convertible subordinated notes were redeemed/converted as described in note 4. The effect of assuming the conversion of the notes and elimination of related interest while the note was outstanding was anti-dilutive to fully diluted earnings per share for the six month period ended June 30, 1997, as a result, only primary earning per share is presented.

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


5.  QuickLogic

On March 29, 1997, the Company signed a definitive agreement with QuickLogic Corporation ("QuickLogic") involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, the Company will cease to develop, market and sell antifuse-based FPGA products. In return, the Company's equity position in the privately-held QuickLogic increased to greater than 20%. The Company also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. Revenues and net income contributed by the FPGA product line during fiscal year 1996 and the first six months of 1997 were not significant.


6.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" ("EPS"). Under FAS 128, the Company will be required to disclose basic EPS and dilutive EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and dilutive EPS for the current reporting and comparable period in the prior year is as follows:

                                Three months ended        Six months ended
                             ------------------------- -----------------------
                              June 30,       July 1,    June 30,      July 1,
                                1997          1996        1997         1996
                             ----------    ----------  ----------   ----------
Earnings Per Share:
     Basic                   $     0.07    $     0.21  $     0.13   $     0.64
     Dilutive                $     0.07    $     0.20  $     0.13   $     0.58

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income. FAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Comprehensive income as defined includes all changes in equity (net assets) during the period from non-owner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt FAS 130 in its 1997 annual report.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures About Segments of An Enterprise and Related Information. FAS 131 revises information regarding the reporting of certain operating segments for periods ending after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt FAS 131 in its 1997 annual report.


7.  Impact of Litigation

In the normal course of business, the Company receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August 1995, the judge reversed the decision, stating TI failed to prove that the Company infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on either of the patents in suit. In September 1996, the Court denied TI's motion for reconsideration, and as a result of that ruling, the Company reversed the $17.8 million reserve recorded in March 1995 with respect to this
lawsuit.   In December 1996, TI filed a petition of certiorari with the United
States Supreme Court. In June 1997, the United States Supreme Court denied TI's petition of Certiorari. Accordingly, adjudication of the case is now final.

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

In June 1995, the U.S. District Court of Northern California granted summary judgement in favor of the Company and the other defendants in a class-action lawsuit filed against the Company and certain of its officers. The suit filed alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. The plaintiffs filed an appeal. In April 1997, the U.S. Court of Appeals for the Ninth Circuit affirmed the ruling of the U.S. District Court of Northern California. The plaintiffs had until July 28, 1997 to request a rehearing by the Court of Appeals, or seek review by the United States Supreme Court. No such request was made. Accordingly, adjudication of the case is now final.

Part I - Item II:
------------------

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, trend analyses and other information contained herein relative to markets for the Company's products and trends in revenue, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expects," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and the Company's actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K.


RESULTS OF OPERATIONS:
--------------------------

Revenues for the quarter ended June 30, 1997 increased 1.9% over the comparable period a year ago, increasing to $138.1 million compared to the $135.5 million recorded in the second quarter of 1996. Revenues for the six month period ended June 30, 1997 decreased 13.6% dropping to $264.1 million in 1997 compared to $305.6 million in the comparable period of 1996. Although the Company's revenues increased in the second quarter of 1997 compared to the comparable quarter in 1996, the Company's highest revenue producing product line, the Memory Products Division ("MPD"), continued to experience a decline in revenues, dropping 18.2%. MPD's revenues in the second quarter of 1997 decreased in comparison to the second quarter of 1996 as a result of a 32.6% drop in the average selling prices ("ASPs") of Static Random Access Memory
("SRAM") products.   Although unit sales volume for SRAM products increased
21.4% comparing the second quarter of 1997 to the second quarter of 1996, the impact from the decline in ASPs exceeded the effects of this growth in unit sales volume. The decline in ASPs was experienced in a majority of SRAM products, particularly in the 256K and 1 Meg density products. The Company expects SRAM prices to continue to decrease throughout 1997, but at a reduced rate from that experienced in 1996.

Revenues in the Datacommunication Division ("DCD") increased 52.5% in the second quarter of 1997 over the comparable quarter in 1996. Although DCD's ASPs in the second quarter of 1997 were 21.3% lower compared to the same period a year ago, an 85.0% increase in units shipped more than offset the effects of declining ASPs. A majority of the revenue growth attributable to increased unit sales volume was concentrated in the Specialty Memory line of products, where revenues increased 51.4% in the second quarter of 1997 from the comparable quarter in 1996. The revenue growth in Specialty Memory products was primarily the result of sales of new products, particularly in the First-in, First-out ("FIFO") and Dual Port line of products. DCD's Channel line of products also recorded a significant revenue increase of 53.5% comparing the second quarter of 1997 to the second quarter of 1996.

Revenues in the Programmable Products Division ("PPD") remained essentially the same comparing the second quarter of 1997 to the comparable quarter in 1996. Revenue growth in the Division's Programmable Logic Device ("PLD") line of products offset declining revenues from the sale of Non-Volatile Memory products. The growth in revenues generated by the PLD product line was primarily due to $3.5 million in non-recurring engineering revenue related to
the sale of its FPGA product line to QuickLogic.   The decline in revenues for
Non-Volatile Memory products was primarily due to a 49.3% decrease in ASPs and a 37.2% decrease in unit sales volume for Erasable Programmable Read Only Memory ("EPROM") products comparing the second quarter of 1997 to the second quarter of 1996.

Revenues for the Company's Computer Products Division ("CPD") remained constant comparing the second quarter of 1997 to the second quarter in 1996. An increase in unit sales volume more than offset the decline in CPD product's ASPs.

As noted above, the Company continued to experience reductions in ASPs, particularly for its SRAM products. The decrease in ASPs was caused by overall market demand softness, mainly attributable to over supply in the industry and the resulting inventory corrections by end user customers, particularly in the telecommunication and datacommunication markets which the Company principally serves. Even though ASPs in several markets served by the Company continued to decline in the first six months of 1997, the rate of decline has for the most part been less than the rate of decline experienced throughout 1996. The Company expects that ASPs will continue to decline throughout most of 1997, but at a reduced rate from that experienced in 1996.

The Company's cost of revenues as a percentage of revenues for the quarter and six month periods ended June 30, 1997 increased to 62.8% and 64.0%, respectively, compared to the 53.2% and 48.7% recorded in the comparable period in 1996. Although ASPs continued to decline, particularly in the SRAM market, revenues increased slightly comparing the second quarter of 1997 to the comparable quarter a year ago due to a significant increase unit sales volume. As a result of lower ASPs, cost of revenues as a percentage of revenues grew significantly. Should ASPs in the future continue to erode at a rate greater than anticipated, the Company's gross margin could be materially adversely affected, resulting in a higher cost of revenues as a percentage of revenues. The Company continues to work on new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. The Company began production in its new Philippines assembly and test plant in the fourth quarter of 1996. Although the Philippines plant is expected to generate cost savings for the Company in the future, under-utilization of the facility continued to adversely impact cost of revenues in the first six months of 1997. The Company plans to continue to ramp up production at the Philippines plant throughout 1997 which should result in a lower fixed cost per unit and allow the Company to take advantage of potential cost savings.

During the quarter, Alphatec Electronics Pcl ("Alphatec"), one of the Company's primary backend manufacturing subcontract vendors, missed its deadline to repay $43.7 million of third party international bonds. Although Alphatec has experienced recent financial difficulties, the assembly and test operations, with which the Company currently does business, continue to operate under normal operating conditions. The Company has consigned approximately $16.6 million, net book value, of capital assets to Alphatec and Alphatec's production represents approximately 25% to 30% of the Company's backend manufacturing capacity. The Company is evaluating alternative options and has commenced qualification of products and processes at other subcontract vendors. However, should Alphatec cease operations or be forced to reduce its manufacturing capacity, the Company's ability to manufacture a material portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture the Company's products to date.

Research and development ("R & D") expenses were 17.7% and 17.2%, respectively, of revenues for the quarter and six month periods ended June 30, 1997, versus 16.2% and 14.2%, respectively, in the comparable periods for 1996. The significant increase in R & D expenses as a percent of revenues comparing the periods in 1997 to those in 1996 was primarily a result of increased R & D spending as the Company continued to allocate resources to R & D in an effort to accelerate the development of new products and the development of its 0.35 and 0.25 micron process technologies. With the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into a research and development wafer facility, R & D spending is projected to grow in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenue and lower costs.

Selling, general and administrative ("SG&A") expenses for the quarter and six month periods ended June 30, 1997 increased to 13.9% of revenues compared to 11.4% and 11.0%, respectively, in the comparable periods a year ago as SG&A expenses increased 23.4% and 9.1%, respectively. Sales and marketing expenditures increased 20.1% in the second quarter of 1997 compared to the second quarter of 1996, primarily a result of increased headcount, particularly additional Field Application Engineers, as the Company continues its efforts to expand its market share in existing markets and explore other opportunities in new markets. General and administrative expenses also increased significantly comparing the second quarter of 1997 to the second quarter of 1996 as a result of increased headcount and the implementation of systems enhancements. The Company intends to implemented measures designed to hold constant or reduce general and administrative expenditures as a percentage of revenues.

Operating income for the quarter and six month periods ended June 30, 1997 was $7.9 million and $13.0 million, respectively, or 5.7% and 4.9% of revenues, respectively. This was a decrease from the comparable periods in 1996, in which operating income was $26.0 million and $79.7 million, respectively, or 19.2% and 26.1% of revenues. The Company's gross margin in the second quarter and the first half of 1997 was significantly less than that recorded in the comparable periods of 1996, due to the significant decline in the Company's ASPs. The Company is continuing its efforts to develop new products with better margins and to reduce manufacturing costs through the development of new manufacturing processes and the redesign of existing products in order to improve gross margin and operating income.

Net interest and other income for the quarter ended June 30, 1997 was $1.5 million compared to $0.6 million in the comparable period in 1996. The $0.9 million increase was primarily a result of lower interest expense in the second quarter of 1997 due to the conversion of the convertible debt in the first quarter of this year. Net income and other income for the six month period ended June 30, 1997 grew $3.2 million in comparison to the comparable period in 1996. The increase is primarily the result of the $3.8 million gain recorded in the first quarter of 1997 related to the sales of the Company's investment in Vitesse Corporation.


FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------

The Company believes that, notwithstanding the various objectives, projections, estimates, and other forward-looking statements set forth in this quarterly report filed on Form 10-Q, its future operating results will continue to be subject to variations based on a wide variety of factors, which could lead the Company's operating results to be materially different from those projected in such forward-looking statements. Such factors include, but are not limited to: general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products such as networking, computer, and telecommunications markets, failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize, the availability and extent of utilization of manufacturing capacity, fluctuation in manufacturing yields, price erosion, competitive factors, the successful development and timing of new product introductions, product obsolescence, the successful ramp up of the Philippines plant, and the ability to develop and implement new technologies including the ramp of the Company's new 0.5 micron process to full commercial production.
The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations, and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan.

The Company is also dependent on subcontract vendors for a significant portion of the assembly and test manufacturing of its products, which presents risks, including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply, and reduced control over product costs, adverse weather conditions, and manufacturing yields. During the quarter, Alphatec Electronics Pcl ("Alphatec"), one of the Company's primary backend manufacturing subcontract vendors, missed its deadline to repay $43.7 million of third party international bonds. Although Alphatec has experienced recent financial difficulties, the assembly and test operations, with which the Company currently does business, continue to operate under normal operating conditions. The Company has consigned approximately $16.6 million, net book value, of capital assets to Alphatec and Alphatec's production represents approximately 25% to 30% of the Company's backend manufacturing capacity. The Company is evaluating alternative options and has commenced qualification of products and processes at other subcontract vendors. However, should Alphatec cease operations or be forced to reduce its manufacturing capacity, the Company's ability to manufacture a material portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture the Company's products to date.

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


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

The Company's cash, cash equivalents and short-term investments totaled $123.1 million at June 30, 1997, an increase of $29.3 million compared to the end of 1996.

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

In April 1997, the Company sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing ("Fleet") in a sale-leaseback agreement. The Company received $25.2 million from Fleet in exchange for the capital equipment and as a result of the transaction, recorded an insignificant gain which will be amortized over the life of the lease.
During the first half of 1997, the Company purchased $59.0 million in capital equipment compared to $143.0 million in the comparable period in 1996. The Company continued to purchase equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for the Company's Minnesota wafer fab is expected to improve wafer manufacturing capabilities as the Company implements new technologies, including its 0.5 micron process, while equipment purchased for the Philippines and it subcontractors will be used to increase manufacturing capacity. Capital equipment purchases for the technology group are expected to enhance the Company's research and development capabilities towards 0.35 and 0.25 micron geometrics. Capital purchases for the remainder of 1997 are expected to be below $90.0 million, of which approximately $36.0 have been committed, as the Company continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On May 13, 1997, at the Company's Annual Meeting of Shareholders, the nominated slate of directors was elected and the appointment of the independent accountants was ratified. The results of the votes were as follows:

         (1) Approval of Directors:

                                                              Total Votes
                                 Total Votes For             Withheld From
                                  Each Director              Each Director
                                 ---------------             -------------
             T.J. Rodgers           64,733,585                   483,196
             Pierre R. Lamond       64,734,573                   482,208
             Fred B. Bialek         63,743,952                 1,472,829
             Eric A. Benhamou       64,732,985                   483,796
             John C. Lewis          64,732,723                   484,058


         (2) Ratification of the appointment of Independent Accountants:

                  For        64,881,580     Against          146,554
                  Abstain       181,297     Broker Non-Vote    7,350


ITEM 6.  (a) Exhibit - 11.1  "Computation of Net Income Per Common Share and
                              Dilutive Common Share Equivalents"

         (b) Exhibit - 27    "Financial Data Schedule"

         (c) Reports on Form 8-K  -  None

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended        Six Months Ended
                                ----------------------   ----------------------
                                 Jun. 30,     Jul. 1,     Jun. 30,     Jul. 1,
                                   1997        1996         1997        1996
                                ----------  ----------   ----------  ----------

PRIMARY:
----------------------------
Weighted average number of
 common shares outstanding          88,746      79,773       85,359      79,870

Common share equivalents:
  Dilutive effect of
  outstanding stock options          5,328       3,512        5,237       3,482
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        94,074      83,285       90,596      83,352
                                ==========  ==========   ==========  ==========

Net income used in per share
 computation                    $    6,140      16,865   $   11,100  $   51,142
                                ==========  ==========   ==========  ==========
Net income per common and
 common equivalent share        $     0.07  $     0.20   $     0.12  $     0.61
                                ==========  ==========   ==========  ==========

FULLY DILUTED:
----------------------------
Weighted average number of
 common shares outstanding          88,746      79,773       85,166      79,870

Common share equivalents:
  Dilutive effect of
  outstanding stock options          5,712       3,514        5,430       3,483

Shares issuable upon
 conversion of convertible
 subordinated notes                     --       7,940           --       7,940
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        94,458      91,227       90,596      91,293
                                ==========  ==========   ==========  ==========

                                       18






                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS (Continued)

                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended        Six Months Ended
                                ----------------------   ----------------------
                                 Jun. 30,     Jul. 1,     Jun. 30,     Jul. 1,
                                   1997        1996         1997        1996
                                ----------  ----------   ----------  ----------

Net income used in per share
  computation                   $    6,140  $   17,790   $   11,100  $   52,981
                                ==========  ==========   ==========  ==========
Net income per common and
  common equivalent share       $     0.07  $     0.20   $     0.12  $     0.58
                                ==========  ==========   ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:    August 14, 1997            /s/  T.J. Rodgers
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