Form 10-Q
period 1997-09-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1997-11-13
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 29, 1997 or

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                September 29, 1997 (all one class):  90,921,000
                -----------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                        Quarter Ended September 29, 1997

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements             Pages  3 - 11
Item 2.  Management's Discussion and Analysis                    Pages 12 - 20


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                       Page  21
Item 6.  Exhibits and Reports on Form 8-K                        Pages 21 - 23

Part 1 - Item 1:
-----------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     Sep. 29,   Dec. 30,
                                                       1997       1996
                                                    ---------- ----------
               ASSETS

Current assets:
  Cash and cash equivalents                         $   12,110 $   20,119
  Short-term investments                               290,287     73,667
                                                    ---------- ----------
    Total cash, cash equivalents and
      short-term investments                           302,397     93,786
  Accounts receivable, net of allowances of
      $4,677 at September 29, 1997 and $3,887 at
      December 30, 1996                                 77,027     71,440
  Inventories                                           70,671     53,107
  Other current assets                                  46,437     63,079
                                                    ---------- ----------
       Total current assets                            496,532    281,412
Property, plant and equipment (net)                    442,210    437,566
Other assets                                            74,259     75,069
                                                    ---------- ----------
         Total assets                               $1,013,001  $ 794,047
                                                    ========== ==========




















                                       3





                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     Sep. 29,   Dec. 30,
                                                       1997       1996
                                                    ---------- ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   62,727  $  72,309
  Accrued liabilities                                   20,489     19,195
  Line of credit                                        49,000     49,000
  Deferred income on sales to distributors              15,347     14,902
  Income taxes payable                                  20,241         --
                                                    ---------- ----------
       Total current liabilities                       167,804    155,406
Convertible subordinated notes (Note 4)                175,000     98,241
Deferred income taxes                                   24,224     21,288
Other long-term liabilities, including minority
  interest                                               8,728      8,366
                                                    ---------- ----------
         Total liabilities                             375,756    283,301
                                                    ---------- ----------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                             --         --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 101,181,000 and
    91,358,000 issued; 90,921,000 and
    81,098,000 outstanding                               1,012        914
  Additional paid-in capital                           419,271    311,184
  Retained earnings                                    333,805    315,491
                                                    ---------- ----------
                                                       754,088    627,589
  Less shares of common stock held in
    treasury, at cost: 10,260,000 at
    September 29, 1997 and December 30, 1996          (116,843)  (116,843)
                                                    ---------- ----------
       Total stockholders' equity                      637,245    510,746
                                                    ---------- ----------
         Total liabilities and stockholders'
           equity                                   $1,013,001  $ 794,047
                                                    ========== ==========

     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                Three Months Ended        Nine Months Ended
                              ----------------------   ----------------------
                               Sep. 29,    Sep. 30,     Sep. 29,    Sep. 30,
                                 1997        1996         1997        1996
                              ----------  ----------   ----------  ----------

Revenues                      $  146,081  $  109,647   $  410,222  $  415,282
                              ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of revenues                93,345      81,075      262,381     229,950
  Research and development        24,560      19,826       70,009      63,231
  Selling, general and
    administrative                18,977      14,998       55,676      48,640
  Restructuring and other
    non-recurring (benefits)          --      (7,018)          --      (7,018)
                              ----------  ----------   ----------  ----------
     Total operating costs
       and expenses              136,882     108,881      388,066     334,803
                              ----------  ----------   ----------  ----------
Operating income                   9,199         766       22,156      80,479
Interest expense                    (948)     (1,617)      (4,043)     (4,545)
Interest and other income          2,756       1,769        9,821       5,514
                              ----------  ----------   ----------  ----------
Income before income taxes        11,007         918       27,934      81,448
Provision for income taxes        (3,797)       (335)      (9,623)    (29,724)
                              ----------  ----------   ----------  ----------
Net income                    $    7,210  $      583    $  18,311  $   51,724
                              ==========  ==========   ==========  ==========

Net income per share:

    Primary                   $     0.08  $     0.01    $    0.20  $     0.62
    Fully diluted             $     0.08  $     0.01    $    0.20  $     0.60

Weighted average common and
  common equivalent shares
  outstanding:

    Primary                       96,020      83,028       92,404      83,244
    Fully diluted                 96,020      83,028       92,404      91,211


     See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                         Nine Months Ended
                                                       ----------------------
                                                        Sep. 29,    Sep. 30,
                                                          1997        1996
                                                       ----------  ----------
Cash flows from operating activities:
 Net income                                            $   18,311  $   51,724
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           82,557      70,349
   Provision for restructuring and other
    non-recurring benefit                                      --      (7,018)
   Non-cash interest and amortization of debt
    issuance costs                                            872       2,063
   Changes in operating assets and liabilities:
    Receivables                                               886      28,048
    Inventories                                           (17,564)    (14,752)
    Other assets                                           10,889      (4,107)
    Accounts payable and accrued liabilities               (8,432)    (14,367)
    Deferred income                                           445       1,947
    Income taxes payable and deferred income taxes         23,177     (13,346)
                                                       ----------  ----------
Net cash generated by operations                          111,141     100,541
                                                       ----------  ----------
Cash flows from investing activities:
  Decrease (Increase) in short-term investments (net)    (216,620)     56,775
  Sale of capital equipment to Fleet Capital Leasing       25,764          --
  Acquisition of property, plant and equipment (net)     (110,751)   (175,748)
                                                       ----------  ----------
Net cash used for investing activities                   (301,607)   (118,973)
                                                       ----------  ----------
Cash flows from financing activities:
  Issuance of convertible subordinated notes, net
   of issuance costs                                      170,187          --
  Repurchase of common stock                                   --     (32,878)
  Borrowing from line of credit                                --      49,000
  Redemption of convertible debt                          (14,331)         --
  Issuance of common stock                                 25,082      11,285
  Restricted investments related to building lease
    agreements                                                 --     (22,761)
  Other long-term liabilities, including minority
    interest                                                1,519       4,500
                                                       ----------  ----------
Net cash generated by financing activities                182,457       9,146
                                                       ----------  ----------




                                       6





                       CYPRESS SEMICONDUCTOR CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)
                                                         Nine Months Ended
                                                       ----------------------
                                                        Sep. 29,    Sep. 30,
                                                          1997        1996
                                                       ----------  ----------
Net decrease in cash and cash equivalents                  (8,009)     (9,286)
Cash and cash equivalents, beginning of year               20,119       9,487
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $   12,110  $      201
                                                       ==========  ==========




     See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Interim Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, this financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 1996 included in the Company's 1996 Annual Report on Form 10-K.

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and nine month periods ended September 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Balance Sheet Components

                                                    (In thousands)
                                             September 29,    December 30,
                                                 1997            1996
                                             -------------   -------------
Inventories:
     Raw materials                           $      16,673   $      12,214
     Work in process                                29,912          27,765
     Finished goods                                 24,086          13,128
                                             -------------   -------------
                                             $      70,671   $      53,107
                                             =============   =============

3.  Net Income Per Share

Net income per share is computed using the weighted average number of shares of outstanding common stock and common equivalent shares, when dilutive. Common equivalent shares include shares issuable under the Company's stock option plans as determined by the treasury stock method. Fully diluted earnings per share assumes full conversion of the convertible subordinated notes into common shares and the elimination of the related interest requirements (net of income taxes). In the first quarter of 1997, the Company's 3.15% convertible subordinated notes due 2001, were redeemed/converted as described in note 4.
In the third quarter of 1997, the Company completed a $175.0 million private
placement of 5-year convertible subordinated notes (See Note 4).   The effect
of assuming the conversion of the notes and elimination of related interest while the notes were outstanding was anti-dilutive to fully diluted earnings per share for the three and nine month periods ended September 29, 1997 and the three month period ended September 30, 1996, as a result, only primary earnings per share are presented.

4.  Convertible Subordinated Notes

In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes due 2001. The redemption was effective
March 26, 1997. Approximately $110.0 million aggregate principal amount at maturity of the notes was outstanding at the time the notes were called for redemption with an aggregate redemption price of approximately $99.0 million. Prior to 5:00 P.M. EST, on March 25, 1997, holders had the option to convert their notes into shares of the Company's common stock at a conversion rate of
72.1746 shares of stock per $1,000 principal amount at maturity of the notes. Alternatively, holders could have redeemed their notes at a total redemption price of $900.25 per $1,000 amount at maturity of the notes. The redemption price consisted of:(a) an issue price of $839.03, plus (b) $60.26 of accrued original issued discount, plus, (c) accrued interest of $0.96, per $1,000 principal amount at maturity of the notes. Any note not converted on or before 5:00 P.M. EST, March 25, 1997 was automatically redeemed on March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into the Company's common stock, increasing the amount of common stock outstanding by 6,789,013 shares. As a result of holders electing the cash settlement, the Company paid $14.3 million.

On September 24, 1997, the Company completed a $175.0 million private placement of 5-year convertible subordinated notes. The notes are due in the year 2002, with a coupon rate of 6.00% and an initial conversion premium of 48.2%. The notes are convertible into approximately 7,408,000 shares of common stock and are callable by the Company three years after the date of issuance. Net proceeds were $170.2 million, after issuance costs of $4.8 million.

5.  QuickLogic

On March 29, 1997, the Company signed a definitive agreement with QuickLogic Corporation ("QuickLogic") involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, the Company will cease to develop, market and sell antifuse-based FPGA products. In return, the Company's equity position in the privately-held QuickLogic increased to greater than 20%. The Company also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. Revenues and net income contributed by the FPGA product line during fiscal year 1996 and the first nine months of 1997 were not significant.

6.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" ("EPS"). Under FAS 128, the Company will be required to disclose basic EPS (which excludes the effects of stocks options) and dilutive EPS for all periods for which an income statement is presented. Such disclosure will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997, including interim periods. Pro forma disclosure of basic EPS and dilutive EPS for the current reporting and comparable periods in the prior year is as follows:

                           Three months ended          Nine months ended
                       --------------------------  --------------------------
                         Sep. 29,      Sep. 30,      Sep. 29,      Sep. 30,
                           1997          1996          1997          1996
                       ------------  ------------  ------------  ------------
Earnings Per Share:
     Basic             $       0.08  $       0.01  $       0.21  $       0.65
     Dilutive          $       0.08  $       0.01  $       0.20  $       0.60

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Comprehensive income as defined includes all changes in equity (net assets) during the period from non-owner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt FAS 130 in its 1998 annual report.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosure About Segments of An Enterprise and Related Information". FAS 131 revises information regarding the reporting of certain operating segments for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt FAS 131 in its 1998 annual report.

7.  Impact of Litigation

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. The Company is currently and may in the future be involved in litigation with respect to alleged infringement by the Company of another party's patents, or may in the future be involved in litigation to enforce its patents or other intellectual property rights, to protect its trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past and could in the future result in substantial costs and diversion of management resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition and results of operations. From time to time the Company has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others.

In June 1997, the Company commenced a declaratory judgement action in the United States District Court for the District of Nevada against the Li Second Family Trust (the "Trust") asking for declaratory relief to the effect that a U.S. patent relating to a portion of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by the Company. The Trust has counterclaimed for patent infringement on the same patent alleging such patent covers oxide-isolated integrated circuits. In correspondence, attorneys for the Trust have argued that such patent "is applicable to NMOS, CMOS, Bipolar, BiCMOS and other technologies". The Company believes it has meritorious defenses to the counterclaim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

6.  Subsequent Events

In October 1997, the Board of Directors approved a stock repurchase program whereby up to 2 million shares of the Company's common stock may be purchased in the open market from time-to-time. As of the date of this filing, approximately 314,000 shares have been repurchased.

In October 1997, in conjunction with its authorized stock repurchase program, the Company sold put warrants through private placements. The Company has a maximum potential obligation to buy 2.0 million shares of its common stock at an aggregate price of $22.0 million. The put warrants have various expiration periods from January 1998 through April 1998. The Company has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash.

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


RESULTS OF OPERATIONS:
--------------------------

Revenues for the quarter ended September 29, 1997 increased 33.2% over the comparable period a year ago, increasing to $146.1 million compared to the $109.6 million, however, revenues for the nine month period ended September 29, 1997 decreased 1.2% dropping to $410.2 million in 1997 compared to $415.3 million in the comparable period in 1996. Revenues for the nine month period ended September 29, 1997 includes $4.5 million in non-recurring engineering revenue related to the sale of the FPGA product line to Quicklogic in the first quarter of 1997. Revenues in the Company's highest revenue producing product line, the Memory Products Division ("MPD"), increased 32.2% comparing the third quarter of 1997 to the comparable quarter in 1996, despite the continuing decline in the average selling price ("ASP") of Static Random Access Memory ("SRAM") products. Unit sales volume for SRAM products in the third quarter of 1997 increased 84.0% compared to the third quarter of 1996 which more than offset the effects of lower ASPs. The decline in ASPs was experienced in a number of SRAM products, particularly in the 256K and 1 Meg density products. The Company expects SRAM prices to continue to decline in the future, but at a reduced rate from that experienced in 1996.

Revenues in the Datacommunication Division ("DCD") increased 40.6% in the third quarter of 1997 compared to the comparable quarter in 1996. Although DCD's ASPs in the third quarter of 1997 decreased 4.4% in comparison to the same quarter last year, unit sales volume of DCD products grew 23.9%. A majority of the revenue growth attributable to increased unit sales volume was concentrated in the Channel line of products, where revenues increased 78.7% in the third quarter of 1997 compared to the third quarter in 1996. Increased sales volume for the product line's Programmable Skew Clock Buffers and Point-to-point Communication Devices more than offset declining ASPs. DCD also experienced revenue growth in its Specialty Memory line of products recording an increase of 21.0% comparing the third quarter of 1997 to the same quarter in 1996 as unit sales volume for the sale of First-in, First-out ("FIFO") and Dual Port products increased significantly.

Revenues in the Programmable Products Division ("PPD") remained relatively constant comparing the third quarter of 1997 to the same quarter in 1996 in part due to revenues in the third quarter of 1996 being inclusive of sales generated from the FPGA product family that was sold to Quicklogic Corporation
in the first quarter of 1997.   Revenue growth in the Division's Programmable

Logic Devices ("PLD") line of products offset declining revenues from the sale of Non-volatile Memory products. Revenues increased in a majority of PLD's product lines led by its Complex Programmable Logic Device ("CPLD") line of products for which revenues increased by 45.4% comparing the third quarter of 1997 to the third quarter in 1996. Revenues generated from the sale of CPLD products now represent over 50% of PLD's revenues. The revenue growth in Small Programmable Logic Devices ("SPLD") resulted from a 71.2% increase in unit sales volume which more than offset a 32.1% decreased in ASPs. Revenues for Non-Volatile Memory products continue to decline as a result of a significant drop in ASPs, particularly for Erasable Programmable Read Only Memory ("EPROM") products, and management's decision to de-emphasize those products. Revenues for the sale of Non-Volatile Memory products in third quarter of 1997 decreased 14.1% compared to the comparable quarter in 1996.

Revenues for the Company's Computer Products Division ("CPD") increased significantly, growing by 55.1% comparing the third quarter of 1997 to the comparable quarter a year ago. Revenue growth was experienced across all of CPD's product lines, particularly in the Division's Clock line of products. Revenues for the sale of Clock products increased 49.1% in the third quarter of 1997 compared to the third quarter of 1996, primarily as a result of increased revenues from the sale of its 227X family of Clocks which service Intel Corporation. The Company has become one of the world's leading clock suppliers.

As noted above, the Company continued to experience reductions in ASPs, particularly in its SRAM products. The decrease in ASPs continues to be caused by overall market demand softness, mainly attributable to over-supply in the industry and the resulting inventory corrections by end user customers, particularly in the telecommunication and datacommunication markets which the Company principally serves. Even though ASPs in several markets served by the Company continued to decline in the first nine months of 1997, the rate of decline has in most part been less than the rate of decline experienced throughout 1996. The Company expects that ASPs will continue to decline throughout the remainder of 1997 and into 1998, but at a reduced rate from that experienced in 1996.

The Company's cost of revenues as a percentage of revenues for the three month period ended September 29, 1997 decreased to 63.9% compared to the 73.9% recorded in the comparable period in 1996. Cost of revenues as a percentage of revenues for the nine month period ended September 29, 1997 increased to 64.0% compared to the 55.4% recorded in the comparable period in 1997. During the third quarter of 1997, cost of revenues benefited from certain changes in accounting estimates, primarily related to excess inventory reserves no longer required. In the third quarter of 1996, the Company recorded an additional $16.0 million inventory reserve for inventory built in excess of near-term demand, which increased cost of revenues. Without this increase in inventory reserves, cost of revenues as a percentage of revenues for the three month and nine month periods ended September 30, 1996 would have been 59.3% and 51.5%, respectively. Although ASPs continue to decline, particularly in the SRAM market, revenues increased comparing the third quarter of 1997 to the third quarter of 1996 due to a significant increase in unit sales volume. As a result of lower ASPs, cost of revenues as a percentage of revenues continued to grow. Should ASPs in the future continue to erode at a rate greater than anticipated, this could have a material adverse effect on the Company's cost of revenues as a percentage of revenues. The Company continues to work on methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. The Company began production in its new Philippines assembly and test plant in the fourth quarter of 1996. Although under-utilization of the facility caused operations from the Philippines plant to adversely impact cost of revenues through the first half of 1997, in the third quarter of 1997, the Company began realizing cost savings from the Philippines plant due to an increase in plant utilization. In the third quarter of 1997, the Philippines plant represented approximately 49% of the Company's backend manufacturing production compared to approximately 39% in the prior quarter. The Company plans to continue to ramp up production at the Philippines plant throughout 1997 in order to lower its fixed cost per unit and take further advantage of potential cost savings.

During the second quarter of 1997, Alphatec Electronics Pcl ("Alphatec"), one of the Company's primary backend manufacturing subcontract vendors, missed its deadline to repay $43.7 million of third party international bonds. Although Alphatec has experienced recent financial difficulties, the assembly and test operations, with which the Company currently does business, continue to operate under normal operating conditions. At September 29. 1997, the Company has consigned approximately $15.3 million, net book value, of capital assets to Alphatec and Alphatec's production represents approximately 24% of the Company's backend manufacturing capacity (down from approximately 25% to 30% in the second quarter of 1997). The Company is evaluating alternative options and has commenced qualification of products and processes at other subcontract vendors. However, should Alphatec cease operations or be forced to reduce its manufacturing capacity, the Company's ability to manufacture a material portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture the Company's products to date.

Research and development ("R & D") expenditures were 16.8% of revenues in the three month period ended September 29, 1997, versus 18.1% in the comparable period in 1996. The decrease in R & D expenses as a percent of revenues was primarily a result of the relatively higher rate of increase in revenues. Although actual R & D spending increased 23.9% comparing the third quarter of 1997 to the comparable quarter in 1996, the growth in R & D spending was significantly less than the 33.2% growth in revenues comparing the same time periods. R & D expenditures for the nine month period ended September 29, 1997 were 17.1% of revenues compared to 15.2% in the comparable period in 1996. Although revenues for the nine month period ended September 29, 1997 were comparable to the revenues recorded over the nine month period ended September 30, 1996, actual R & D spending increased 10.7% comparing the same time periods. The Company expects to continue to allocate resources to R & D in an effort to accelerate the development of new products and the development of its
0.35 and 0.25 micron process technologies. With the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into a research and development wafer facility, actual R & D spending is projected to grow in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenue and lower costs.

Selling, general and administrative ("SG&A") expenses for the quarter ended September 29, 1997 decreased to 13.0% of revenues compared to 13.7% in the comparable period a year ago. Although actual SG&A expenses increased 26.5% comparing the two time periods, the increase was less than the increase in revenues. SG&A expenses for the nine month period ended September 29, 1997 were 13.6% of revenues compared to 11.7% in the comparable period in 1996. Actual sales and marketing expenditures increased 14.5% comparing the first nine months of 1997 to the same period in 1996, primarily a result of increased headcount, particularly additional Field Application Engineers, as the Company continues its efforts to expand its market share in existing markets and explore other opportunities in new markets. Absolute spending for general and administrative costs grew 14.2% comparing the same time periods as a result of increased headcount and the implementation of systems enhancements. During the quarter, the Company implemented measures designed to hold constant or reduce general and administrative expenditures as a percentage of revenues, and as a result, general and administrative expenses decreased 9.5% from the second quarter of 1997. The Company plans to continue its efforts to control general and administrative expenditures in the future.

In the third quarter of 1996, the Company recorded a pre-tax restructuring and other non-recurring benefit of $7.0 million, primarily due to the reversal of the $17.8 million reserve related to the Texas Instruments patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on patents filed by Texas Instruments. As a result of this decision, the Company reversed the $17.8 million reserve established in March 1995 (See Note 7) in the third quarter of 1996. Also in the third quarter of 1996, the Company announced a restructuring of its San Jose wafer fabrication facility. The Company recorded a pre-tax charge of $9.1 million principally related to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication plants. The Company also recorded a pre-tax credit of $3.3 million related to the reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was approximately offset by other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters. There were no restructuring or other non-recurring costs recorded in the third quarter of 1997.

Operating income for the quarter and nine month periods ended September 29, 1997 was $9.2 million and $22.2 million, respectively, or 6.3% and 5.4% of revenues, respectively. This was a increase from the three month period ended September 30, 1996, in which operating income was $0.8 million, or 0.01% of revenues, but a decrease from the nine month period ended September 30, 1996, in which operating income was $80.5 million, or 19.4% of revenues. The increase in operating income comparing the third quarter of 1997 to the comparable quarter in 1996 was primarily a result of the 33.2% increase in revenues. The decrease in operating income for the first nine months of 1997 compared to the same time period in 1996 was primarily a result of lower gross margins, primarily due to the significant decline in the Company's ASPs throughout 1997. The Company is continuing its efforts to develop new products that normally command higher margins and to reduce manufacturing costs through the development of new manufacturing processes and the redesign of existing products in order to improve gross margin and operating income.

Net interest and other income for the quarter ended September 29, 1997 was $1.8 million compared to $0.2 million in the comparable period in 1996. The increase was primarily a result of higher interest income resulting from a higher cash balance and a greater return on investments. Interest expense recorded in the third quarter of 1997 was also lower than that recorded in the same period last year. Interest expense related to the 1994 convertible subordinated debenture was recorded in the third quarter of 1996, however, due to the conversion of the bond in March 1997, no interest expense related to the 1994 bond was recorded in the third quarter of 1997. Net interest and other income for the nine month period ended September 29, 1997 was $5.8 million compared to the $1.0 million recorded in the comparable period in 1996. A majority of the increase was related to the $3.8 million gain recorded from the sale of its remaining investment in Vitesse Corporation during the first quarter of 1997.


FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------

The Company believes that, notwithstanding the various objectives, projections, estimates, and other forward-looking statements set forth in this quarterly report filed on Form 10-Q, its future operating results will continue to be subject to variations based on a wide variety of factors, which could lead the Company's operating results to be materially different from those projected in such forward-looking statements. Such factors include, but are not limited to: demand for the Company's products; changes in product mix; competitive pricing pressures, particularly in the static RAM market; fluctuation in manufacturing yields; the cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of the Company's new products; the Company's ability to introduce new products that meet customer requirements; market acceptance of the Company's products; product introductions by competitors; slower than expected growth in demand for semiconductor products; the availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of the Company's Philippines backend manufacturing plant; the resolution of Alphatec's financial situation; the ability to develop and implement new technologies, including the continued transition to the Company's new 0.5 micron process and the continued migration to 0.35 and 0.25 micron processes; the level of expenditures for research and development and sales, general and administrative functions of the Company; cost associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues, gross profit and income from operations. Additionally, risks inherent in the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products may cause the Company's quarterly and annual results of operations to vary significantly. The Company is also dependent on subcontract vendors for a portion of the assembly and test manufacturing of its products, which presents risks, including the lack of guaranteed production capacity, delays in delivery, susceptibility to disruption in supply, and reduced control over product costs, adverse weather conditions, and manufacturing yields. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations, and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. Typically, the Company requires new orders, in addition to its existing backlog, to meet each quarter's revenue plan.

The Company has made substantial capital expenditures to increase its assembly and test manufacturing capacity and its wafer fabrication capacity and capability. Should the need for this additional capacity and capability not materialize (such as insufficient loading of the Philippines backend manufacturing plant or accelerated upgrade to 0.35 and 0.25 micron technologies), expected cost savings will not materialize and the need to write off capital equipment made obsolete by the technology conversion may be required. The Company continues to evaluate its overall manufacturing capacity and capability relative to market conditions. There can be no assurance that market conditions will permit the Company to fully utilize this increased capacity and capability or that the increases in fixed costs and operating expenses related to this expansion of capacity and capability will not materially and adversely affect the Company's business, financial condition and results of operation.

The ASPs of the Company's products historically have decreased over the products' lives and are expected to continue to do so. To offset such ASP decreases, the Company relies primarily on cost reductions in the manufacturing of such products, increased unit demand to absorb fixed costs and the introduction of new, higher priced products which incorporate advanced features. To the extent that such cost reductions, increased unit demand or new product introductions do not occur in a timely manner or newly introduced products do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

The Company must order silicon and other raw materials and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. These factors increase not only the inventory risk, but also the difficulty of forecasting quarterly operating results.

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

The Company's headquarters and some manufacturing facilities are located near major earthquake faults. In the event of a major earthquake, the Company could suffer damages which could materially and adversely affect the Company's business, financial conditions and results of operations.

Current pending material litigation and claims are described in Note 7 of the Notes to the Condensed Consolidated Financial Statements. Although the Company does not believe that its products and processes infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims or actions (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions (including the counterclaim by the Trust as noted in Note 7) will not materially and adversely affect the Company's business, financial conditions or results of operations. Irrespective of the validity or the successful assertion of such claims or actions (including the counterclaim by the Trust as noted in Note 7), the Company could incur significant costs with respect to the defense thereof which could have a material adverse effect on the Company's business, financial conditions or results of operations. Moreover, although the Company might seek to obtain a license under a third party's intellectual property rights with respect to any such claims or actions asserted against the Company, there can be no assurance that, under such circumstances, a license would be available under reasonable terms or at all.

LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

The Company's cash, cash equivalents and short-term investments totaled $302.4 million at September 29, 1997, an increase of $208.6 million compared to the end of 1996.

On September 24, 1997, the Company completed a $175.0 million private placement of 5-year convertible subordinated notes. The notes are due in the year 2002, with a coupon rate of 6.00% and an initial conversion premium of 48.2%. The notes are convertible into approximately 7,408,000 shares of common stock and are callable by the Company three years after the date of issuance. Net proceeds were $170.2 million, after issuance costs of $4.8 million.

In April 1997, the Company sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing ("Fleet") in a sale-leaseback agreement. The Company received $25.8 million from Fleet in exchange for the capital equipment and as a result of the transaction, recorded an insignificant gain that will be amortized over the life of the lease.

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

During the first nine months of 1997, the Company purchased $112.2 million in capital equipment compared to $175.7 million in the comparable period in 1996. The Company continued to purchase equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for the Company's wafer fabs is expected to improve wafer manufacturing capacity and capabilities as the Company implements new technologies, including its 0.5, 0.35 and 0.25 micron processes, while equipment purchased for the Philippines and it subcontractors will be used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group is expected to enhance the Company's research and development capabilities. Capital purchases for the remainder of 1997 are expected to be approximately $50.0 million as the Company continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

In October 1997, the Board of Directors approved a stock repurchase program whereby up to 2 million shares of the Company's common stock may be purchased in the open market from time to time. As of the date of this filing, approximately 314,000 shares have been repurchased.

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

                       CYPRESS SEMICONDUCTOR CORPORATION

                                 EXHIBIT 11.1
            COMPUTATION OF NET INCOME PER COMMON SHARE AND DILUTIVE
                           COMMON SHARE EQUIVALENTS
                     (In thousands, except per share data)
                                  (Unaudited)
                                  Three Months Ended        Nine Months Ended
                                ----------------------   ----------------------
                                 Sep. 29,    Sep. 30,     Sep. 29,    Sep. 30,
                                   1997        1996         1997        1996
                                ----------  ----------   ----------  ----------

PRIMARY:
----------------------------
Weighted average number of
 common shares outstanding          89,990      80,400       88,618      80,049


Common share equivalents:
  Dilutive effect of
  outstanding stock options          6,030       2,628        3,786       3,195
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                        96,020      83,028       92,404      83,244
                                ==========  ==========   ==========  ==========

Net income used in per share
 computation                    $    7,210  $      583   $   18,311  $   51,724
                                ==========  ==========   ==========  ==========
Net income per common and
 common equivalent share        $     0.08  $     0.01   $     0.20  $     0.62
                                ==========  ==========   ==========  ==========

FULLY DILUTED:
----------------------------
Weighted average number of
 common shares outstanding             N/A         N/A          N/A      80,049

Common share equivalents:
  Dilutive effect of
  outstanding stock options            N/A         N/A          N/A       3,222

Shares issuable upon
 conversion of convertible
 subordinated notes                    N/A         N/A          N/A       7,940
                                ----------  ----------   ----------  ----------
Weighted average number of
 common shares and dilutive
 common share equivalents
 outstanding                           N/A         N/A          N/A      91,211
                                ==========  ==========   ==========  ==========

                                       22





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
                                 Sep. 29,    Sep. 30,     Sep. 29,    Sep. 30,
                                   1997        1996         1997        1996
                                ----------  ----------   ----------  ----------

Net income used in per share
  computation                   $      N/A  $      N/A   $      N/A  $   54,489
                                ==========  ==========   ==========  ==========
Net income per common and
  common equivalent share       $      N/A  $      N/A   $      N/A  $     0.60
                                ==========  ==========   ==========  ==========


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:    November 13, 1997          /s/  T.J. Rodgers
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