Form 10-K
period 1997-12-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-03-27
CIK 791915

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER: 1-10079
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 943-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                 TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                        -----------------------------------------
            Common Stock, $.01 par value                             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [ ]

     At March 16, 1998, registrant had outstanding 91,264,961 shares of Common Stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 16, 1998 on the New York Stock Exchange, was approximately $784,047,813. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Items 9, 10, 11 and 12 of Part III of this 10-K Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" and elsewhere in this Report.

GENERAL

     Cypress Semiconductor Corporation ("Cypress" or the "Company") designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computers, and instrumentation systems. The Company currently offers approximately 557 products from its Memory Products, Programmable Logic, Computer Products, and Data Communications Divisions. Cypress's products are marketed worldwide through a network of 22 North American sales offices, 5 North American distributors, 23 U.S. sales representative firms, 8 European sales offices, 2 Japanese sales offices, an office in Singapore, an office in Korea, an office in Taiwan, and 45 international sales representative firms. The Company sells its products to a wide range of customers, including Ascend, Cisco Systems, IBM, Lucent Technologies, Motorola, NEC, Northern Telecom, Seagate, and 3Com Corporation. In 1997, international sales accounted for 36% of the Company's total sales.

     The Company's initial strategy, upon its founding in 1982, was to provide innovative high-performance CMOS (complementary metal-oxide silicon) integrated circuits to niche markets, which were believed to be too small to warrant the considerable investment which would be required for the major established international semiconductor manufacturers to target those markets. The Company modified its strategy during 1992 to focus on selected high-volume products, particularly in the static RAM market, to bring those products to market quickly and at reduced cost and to achieve significant market acceptance of those targeted products. Because of the highly competitive nature of the semiconductor industry, its cyclicality and anticipated pressure on average selling prices over the life of any particular product, the Company's ability to successfully implement this strategy and achieve its revenue, earnings and gross margin goals will depend upon a number of factors, including its ability to maintain its position in the high-performance markets, to increase its presence in the more competitive high-volume markets, to continue to successfully design and develop new products utilizing advanced semiconductor design and process technologies in a timely fashion, to improve manufacturing yields and reduce manufacturing costs and cycle time, and to effectively market and sell its products in light of significant domestic and international competition.

     The Company was incorporated in California in December 1982. The Company's initial public offering of Common Stock occurred in May 1986 at which time the Company's Common Stock commenced trading on the Nasdaq National Market. In February 1987, the Company reincorporated in Delaware. The Company listed its Common Stock on the New York Stock Exchange on October 17, 1988.

PRODUCTS

     To facilitate its response to market opportunities, Cypress has four business units -- two focused on core technologies (Memory Products Division and Programmable Logic Division) and two on end-market segments (Data Communications Division and Computer Products Division). Because the semiconductor industry is characterized by rapid technological change, resulting in products with continually higher speeds, densities and performance capabilities and the continuing evolution of process technologies, the Company's success will continue to depend upon the timely development, introduction and market acceptance of new products in these areas.

MEMORY PRODUCTS DIVISION (MPD)

     Static RAMs (Static Random Access Memories). Static RAMs are used for storage and retrieval of data in computers, data communication, telecommunication and other electronic systems. Because a computer is required to read from or write to its memory several times to complete an operation, high-performance system designers are very sensitive to memory access time, which can be a major bottleneck in overall system performance. Fast static RAMs are used for functions such as "cache memory" to store the data being processed by the computer's central processing unit (CPU).

     The static RAM market is characterized by the requirements for many different "densities" (number of bits per memory circuit), "organizations" (number of bits available to the user in a single access of the RAM) and "power consumption" (low power and ultra low power being required for portable battery operated equipment). This differentiation of the static RAM market -- when combined with the different RAM features incorporated by various manufacturers, the need for military, industrial and commercial grade products, the need for different package types, and the grading of product by speed and power -- produces a complex market structure.

     The Company introduced a new static RAM technology in the latter half of 1996 that combines the benefits of fast static RAMs with the ultra low power of a full CMOS six transistor RAM memory cell. This combination fueled growth in the portable computing (battery operated) marketplace in 1997. This static RAM technology platform will be scaled down in feature size in 1998 resulting in substantial silicon cost reduction and performance improvement. The Company's continued progress in lowering its manufacturing costs has allowed the Memory Product Division to compete effectively in the high volume data communication, telecommunications, personnel computer and workstation markets.

     Multichip Modules. The Company's high-density memory and logic modules are assembled from high-performance devices in a single surface mount package in order to create custom or standard enhanced single circuit equivalents such as multi-megabyte static RAMs and complete cache memories used within many high-performance personal computers. These modules can provide the solution to many of the advanced circuit "building blocks" required by modern systems designers. The multichip modules allow the Company increased visibility into customer trends and future needs for single chip memory products and an additional means to satisfy the present needs of customer systems already incorporating Cypress products.

     EPROMs (Erasable Programmable Read-Only Memories). EPROMs are the memory elements used in computers, peripherals, and telecommunication systems which store fixed data that is not to be altered during normal machine operations. Customers purchase blank EPROMS which are then programmed for their specific application needs. Cypress has been a supplier of high performance CMOS EPROMS since 1984. These early devices were the first to combine the fast memory access of PROMS with the low power consumption of CMOS technology. The Company offers a broad family of high-performance EPROM products ranging in density from 4K bits to 1 MEG bits which are available with a variety of standard and proprietary user-interfaces.

     In December 1997, the Company announced its plan to exit the commodity EPROM business. The remaining, high-margin EPROM business was merged with the Company's Memory Products Division.

PROGRAMMABLE LOGIC DIVISION (PLD)

     PLDs (Programmable Logic Devices). The "logic" in an electrical system performs the non-memory functions, such as "floating-point mathematics," or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. The Company manufactures several logic circuits, which are programmable by the user. The Company's PLD products allow the user to replace many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. The Company's PLD portfolio consists of a wide variety of devices ranging from the Flash 16V8 to the very high density CPLD (complex PLDs). All Cypress products are supported by the WARP(TM) software tool set, which is based on VHDL (very high-speed integrated circuit hardware description language), an industry standard.

     In March 1997, the Company and QuickLogic executed a definitive agreement terminating an existing joint development, licensing, and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and executed a new foundry agreement. Under the agreement, Cypress ceased to develop, market and sell antifuse-based FPGA products. In return, the Company's equity position in the privately held QuickLogic increased to greater than 20%. The Company also entered into a five-year wafer supply agreement to provide FPGA products to QuickLogic.

DATA COMMUNICATIONS DIVISION (DCD)

     The Company's Data Communications Division provides a range of products for telecom, networking, mass storage and high-end video. In 1997, the division continued its expansion of new product offerings in the Specialty Memory business segment which the Company believes will provide a broadened product portfolio and an increased revenue stream in 1998. Data Communications Division's family of synchronous FIFOs has been expanded and has established Cypress as the leader in Deep Synchronous FIFOs with the industry's first 1 Megabit FIFO. All of these new Deep Synchronous FIFOs conform to industry standard pinouts and architecture.

     Data Communications Division's first PLL (Phase Locked Loop) based products, RoboClock(TM) and HOTLink(TM), have been in production for several years and revenues attributed to such products have continued to increase. The Company's ATM product portfolio expanded in 1997 with the addition of a Bellcore compliant clock and data separator, and an integrated framer and clock recovery device.

     The VME business segment provides complete solutions to PC and industrial systems requiring connections across multiple industry standard interfaces.

     The combination of these products serving different applications represent the broad offering of products to the large and expanding data communications market. They illustrate the commitment of the Data Communications Division to provide a multiplicity of products and solutions to the complex problem of data transfer between systems.

COMPUTER PRODUCTS DIVISION (CPD)

     The Company's Computer Products Division products provide a range of integrated circuits serving the frequency control and peripheral control markets.

     The Clocks business unit is a leader in the timing technology device market. Clocks' PLL (Phase Lock Loop) frequency synthesizers integrate essentially all clock requirements of a microprocessor based system, thus reducing size, power, consumption and cost. These devices are widely used in personal computers, disk drives, modems and video games.

     The FCT (Fast CMOS Technology) logic business unit offers a full complement of standard logic and bus interface functions. FCT devices are used in a wide variety of applications whenever the need arises for very high-speed logic functions.

     The Universal Serial Bus business unit is targeting the USB market. The universal serial bus is a four-wire connection between a PC and its peripherals, facilitating an easy-to-use architecture known as "plug and play". The new standard is a cooperative effort by Compaq, Digital Equipment Corporation, IBM, Intel, Microsoft, NEC and Northern Telecom. The Company has entered into a strategic alliance with Microsoft to produce the Company's first USB product, an 8-bit, RISC-based microcontroller for Microsoft's new Internet mouse.

     During 1997, the Company announced that it will discontinue design efforts on personal computer chipsets. The Company's chipset was technically successful, and it had been designed into multiple projects, but the basic architecture incorporating SRAMs into personal computers has been changed by Intel, limiting the commercial viability of the Company's product.

RESEARCH AND DEVELOPMENT

     The Company places great emphasis on research and development. This is partially reflected by significant management time committed to continuously improve process and product design development cycle time. The Company's current product strategy requires rapid development of new products using emerging process technologies while minimizing research and development costs. The Company performs research and development at two levels. Research and development relating to process technology is managed at the corporate level, while research and development relating to new product design is managed at the operating level by each of the Company's product divisions, in cooperation with the Company's new product development organization.

     The major focus of process technology research is development of .25-micron and .18-micron fabrication technologies. The Company expects to begin sales of
 .25-micron SRAM products by the end of 1998.

     The Company's Fab I wafer fabrication facility is primarily utilized for research and development programs focusing on improving process technology. Development and qualification programs for .25-micron and .18-micron technologies are currently in progress in Fab I.

     The Company considers development of new products to be critical to its future success. The Company has a central design group which focuses on new product design and improvement of design methodologies. This group has ongoing efforts to reduce design cycle time including re-use of standard cells via an intellectual property library, development of computer-aided design tools and improved design business processes. The Company currently has 37 design teams in place working on new product designs. Design work primarily occurs at design centers located at Colorado Springs, Colorado; San Jose, California; Woodinville, Washington; Bloomington, Minnesota; Austin, Texas; Starkville, Mississippi; Bangalore, India; Basingstoke, United Kingdom; and Cork, Ireland.

     The Company's research and development expenditures in 1997 were $93.8 million (17% of revenues), compared with $84.3 million (16% of revenues) in 1996 and $71.7 million (12% of revenues) in 1995. The Company expects to continue to increase spending in research and development in order to maintain its competitiveness in new product design and process technology development.

     The Company's future success depends on its ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. In addition, if the development and implementation of new process technologies is not completed in a timely and cost-effective basis, the Company's business, financial condition and results of operations could be materially and adversely affected.

MANUFACTURING

     The Company manufactures its products at four submicron wafer fabrication facilities using its proprietary 0.35, 0.5, 0.65 and 0.8-micron CMOS, 0.8 and 0.5-micron BiCMOS, and 0.65-micron Flash technologies. To enhance its competitive position, the Company has programs to reduce manufacturing cycle times, improve labor productivity, improve efficient use of capital resources, manufacturing step-elimination, improved defect densities, improve yields and ultimately lower manufacturing costs. The Company invested $69 million in 1997 to increase the capacity and capability of its primary wafer fabrication plants, Fabs II, III and IV.

     In March 1998, the Company announced that it is planning to shut down Fab III, which is a six-inch, 0.6 micron wafer fabrication plant, and move all of its production to Fab IV, an eight-inch wafer, .35-micron plant. The Company will use much of the equipment from Fab III -- after upgrading it from six-inch to eight-inch wafers -- to build out Fab IV, thereby reducing the need for new capital purchases. In addition, the Company announced that it is downsizing its six-inch Fab II facility to eliminate SRAM production and also to reduce manufacturing costs on high-margin non-SRAM products.

     Assembly and Test operations of the Company are performed by the Company's highly automated assembly and test facility in the Philippines which accounted for 37% of the Company's 1997 output, and through a network of offshore subcontractors. The Philippine facility focuses its investments in high volume products and packages where the ability of the Company to significantly lower manufacturing costs is high. The Philippine plant currently has capability for SOJ, TSOP, QSOP/SSOP, and SOIC packages and will be developing capability for BGAs, TSSOPII, and STSOP packages in the near future. In 1997, the Company invested $24 million in capital to expand its Philippines' manufacturing capability. When fully utilized, this plant is expected to increase the Company's assembly and test manufacturing capacity by 300 million units per year.

     The complicated nature of the wafer fabrication process of the Company often times result in certain wafers to be rejected or individual die on each wafer to be non-functional, which result in the so called "Yield" problem that is indigenous to the industry. Similar yield losses may be experienced in the assembly and test phase of manufacturing. The Company's philosophy is to prevent the yield loss and/or quality problems to the extent possible through analytical manufacturing controls. The Company tests its products at various stages in the fabrication, assembly and test processes, performs high temperature burn-in qualifications as well as continuous reliability monitoring on all products, and conducts numerous quality control inspections throughout the entire production flow using quality-control analytic equipment. The Company has, on occasion, experienced delayed product shipments due to lower than expected production yields. Accordingly, to the extent the Company does not achieve acceptable product yields, its operating results may be adversely affected.

MARKETING AND SALES

     The Company uses four channels to sell its products: direct OEM (original equipment manufacturer) sales by the Cypress sales force, direct OEM sales by manufacturing representative firms, sales through domestic distributors, and sales through international trading companies and representative firms. The Company's marketing and sales effort is organized around four regions: North America, Europe, Japan and Asia/Pacific. The Company also has a strategic accounts group which is responsible for specific customers with worldwide operations. The Company augments its sales effort with FAEs (field application engineers), who are specialists in the Company's product portfolio and work with customers to "design in" Cypress products for their systems. FAEs also help the Company identify emerging markets and new products.

     International revenues accounted for 36% of the Company's total revenues in 1997 compared to 27% in 1996 and 34% in 1995, respectively.

     The Company warrants its products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product.

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

COMPETITION

     The Company faces competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets which the Company operates in.

     In the low to medium density static RAM area (16Kbit density or less), the Company competes against equivalent products of a few manufacturers. There is more significant price competition in the higher-volume 256Kbit and 1Mbit static RAM area, in which the Company's competitors include Integrated Device Technology (IDT), Motorola, Micron Technology, Alliance Semiconductor, Integrated Silicon Solution, Inc.,

Samsung, Hitachi and other Japanese and Korean manufacturers, as well as several smaller niche oriented semiconductor start ups.

     There are few CMOS competitors in the relatively small high-speed PROM market. In the CMOS EPROM market, the Company competes with Advanced Micro Devices (AMD), SGS Thompson, Texas Instruments, Fujitsu, Atmel and Waferscale Integration. The Company also competes extensively against bipolar PROM circuit manufacturers such as Philips Corporation and AMD.

     The Company's PLD competition consists of bipolar products from companies such as Vantis and Texas Instruments, and from CMOS PLDs from larger competitors, including AMD, Actel, Altera, Lattice Semiconductor Corporation and Xilinx. Additionally, the sale of PLDs is, in part, dependent on the availability of user design software. Like the Company's Warp product, the Company's PLD competitors have such software packages.

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

PATENTS AND LICENSES

     The Company currently has 138 patents and approximately 330 additional patent applications on file with the United States Patent Office and is preparing to file more patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, the Company believes that patents are becoming increasingly important to remain competitive in the industry and the Company has an active program to acquire additional patent and other intellectual property protection.

     The Company has, and in the future may continue to, enter into technology license agreements with third parties which give those parties the right to use patents and other technology developed by the Company. Some of these agreements also give the Company the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties.

     There can be no assurance that patents owned by the Company will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantage to the Company. The Company is and may in the future be involved in litigation with respect to alleged infringement or in litigation to enforce its intellectual property rights. There can also be no assurance that license agreements will continue to be available to the Company on commercially reasonable terms in the future.

RISK FACTORS

     Except for the historical information contained herein, the discussion in this 10-K report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements as to the future operating results and business plans of the Company, that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products such as networking, computer, and telecommunications markets, slower than expected growth in demand for semiconductor products, the availability and extent of utilization of manufacturing capacity, fluctuation in manufacturing yields, price erosion, competitive factors, the successful development and timing and market acceptance of new product introductions, product obsolescence, costs associated with future litigation, costs associated with protecting the Company's intellectual property, the successful ramp up of the Company's Philippines back-end manufacturing plant, and the ability to develop and implement new technologies including the continued transition to full commercial production of the Company's new 0.5, 0.35 and 0.25 micron processes.

  a.) Fluctuation in operating results.

     The Company's quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for the Company's products; changes in product mix; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of the Company's new products; the Company's ability to introduce new products that meet customer requirements; market acceptance of the Company's products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of the Company's Philippines back-end manufacturing plant, resolution of Alphatec's financial situation; the ability to develop and implement new technologies, including the transition of the Company's new 0.5,
0.35 and 0.25 micron process and continued migration to smaller geometries; the conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; the conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues, gross profit and income from operations. Additionally, risks inherent in the cyclical nature of the semiconductor industry may cause the Company's quarterly and annual results of operations to vary significantly. Moreover, as is common in the semiconductor industry, the Company frequently ships more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

     Since the Company recognizes revenues from sales to domestic distributors only upon the distributors' sale to end customers, the Company is highly dependent on the accuracy of distributors' estimates on their resale, which could be materially different from the actual amounts finally reported. These factors also contribute to the difficulty in predicting the Company's quarterly revenue and results of operations, particularly in the last month of the quarter.

  b.) Cyclical nature of semiconductor industry.

     The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production over-capacity and subsequent accelerated erosion of average selling prices ("ASPs"). In some cases, such downturns have lasted more than a year. In the past, the Company's operating results have been adversely affected by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of the Company's manufacturing capacity. The Company's results from operations for 1996 and 1997 were adversely affected as a result of a significant downturn in the semiconductor industry, which particularly affected memory related products. A continuation of these conditions would materially and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's business, financial condition and results of operations could be materially and adversely affected by industry-wide fluctuations in the future.

  c.) Dependence on growth of end markets.

     The Company's continued success will depend in large part on the continued growth of various electronics industries that use semiconductors, including data communications and telecommunications equipment, computers and computer related peripherals, automotive electronics, industrial controls, customer electronics equipment and military equipment. A significant portion of the products across the Company's product divisions are incorporated into data communications and telecommunication end-products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices which incorporate the Company's products could adversely affect the Company's business, financial condition and operating results. Certain of the Company's products, including Universal Serial Bus ("USB") micro-controllers, high frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically been characterized by significant fluctuations in demand. Any decline in the demand for advanced microprocessors, which utilizes these products could materially and adversely affect the Company's operating results. Further, any slowdown in the computer and related peripherals markets could also materially and adversely affect the Company's operating results. There can be no assurance that the Company will not be materially and adversely affected by slower growth in the markets serviced by the Company's products.

  d.) Product price fluctuations.

     The ASPs of the Company's products historically have decreased over the product's lives and are expected to continue to do so. To offset such ASP decreases, the Company relies primarily on cost reductions in the manufacture of such products, increased unit demand to absorb fixed costs and the introduction of new, higher priced products that incorporate advanced features. To the extent that such cost reductions, increased unit demand or new product introductions do not occur in a timely manner or newly introduced products do not gain market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected. See "New Product Development and Technological Change."

     The selling prices for the Company's products, particularly the static RAM products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply of static RAMs in recent periods resulted in a significant decrease in average selling prices for the Company's static RAM products. During 1997 and 1996, the Company's static RAM products (which represent approximately 38% and 47%, of the Company's revenues, respectively) declined at a rate substantially in excess of historical rates. In the event that ASPs continue to decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company's business, financial condition and results of operations will be materially and adversely affected. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase worldwide supply of static RAM products and increase downward pressure on pricing. Further, the Company has no firm information with which to determine inventory levels of its competitors and customers, or to determine the likelihood that substantial inventory liquidation may occur, causing further downward pressure on pricing.

  e.) Intellectual property matters; Impact of litigation.

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

     In June 1997, the Company commenced a declaratory judgement action in the United States District Court for the District of Nevada against the Li Second Family Trust (the "Trust") asking for declaratory relief to the effect that a U.S. patent relating to a portion of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by the Company. The Trust has counterclaimed for patent infringement on the same patent alleging such patent covers oxide-isolated integrated circuits. In correspondence, attorneys for the Trust have argued that such patent "is applicable to NMOS, CMOS, Bipolar, BiCMOS and other technologies". In December 1997, the Federal Court for the Eastern District of Virginia preliminarily ruled that Dr. Li's patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal as been filed as of March 17, 1998. The Company believes it has meritorious defenses to the counterclaim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, the Company's business, financial condition and results of operations could be materially and adversely affected.

     Although the Company does not believe that its products or processes infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims or actions (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions (including the above-described counterclaim by the Trust) will not materially and adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims or actions (including the above-described counterclaim by the trust), the Company could incur significant costs with respect to the defense thereof which could have a material adverse affect on the Company's business, financial condition and results of operations. Moreover, although the Company may seek to obtain a license under a third party's intellectual property rights with respect to any such claims or actions asserted against the Company, there can be no assurance that, under such circumstances, a license would be available under reasonable terms at all.

     The Company entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by the Company and which give the Company the right to use patents and other technology developed by such other parties, some of which involve payment of royalties and some of which involve access to technology used in the Company's operations. The Company anticipates that it will continue to enter into such licensing arrangements in the future. There can be no assurance that such licenses will continue to be available to the Company on commercially reasonable terms in the future. The loss of or inability to obtain licenses to key technology in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to continue to pursue patent, trade secret and mask work protection for its semiconductor process technologies. To that end, the Company has obtained certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes, as appropriate. The process of seeking patent protection can be long and expensive, and there is no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In particular, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent, as do the laws of the United States.

  f.) New product development and technological change.

     The Company's future success depends on its ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. The Company is continually in the process of designing and commercializing new and improved products to maintain its competitive position. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by the Company and their design-in to customers' systems can take several years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of the Company's products may be adversely affected by competing products or technologies serving markets addressed by the Company's products.

     The Company is currently developing new products with smaller feature sizes, the fabrication of which will be substantially more complex than fabrication of the Company's current products. The successful introduction of these products and other new products will depend on the Company's development and implementation of new process technologies. For example, the Company is currently transitioning to its 0.5 and 0.35 micron process and will continue to migrate to 0.25 micron and smaller geometries in the future. The transition process may be coupled with the conversion and upgrade of existing equipment base to support the required capability, the transfer of equipment and capability among sites and the conversion of equipment base from 6-inch to 8-inch capability. If the implementation of such process changes is not completed in a timely and cost-effective basis, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, as the Company develops its integrated solution products, it will require more technically sophisticated sales and marketing personnel to market these products successfully to its customers, which personnel may not be available at affordable rates or at all. If the Company is unable to design, develop, manufacture, market and sell new products successfully, its business, financial condition and results of operations would be materially and adversely affected.

  g.) Dependence on limited sources of supply, equipment and independent assembly and test subcontractors.

     Raw materials and equipment utilized by the Company's manufacturing and R&D operations generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but there are only a limited number of suppliers capable of delivering certain raw materials and equipment that meet the Company's specifications. Any change in the Company's suppliers would require the qualification by the Company of the new supplier. Additionally, the availability of raw materials and equipment may decline due to the overall increase in worldwide semiconductor demand. Although shortages have occurred from time to time in the past and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of difficulties in obtaining raw materials or equipment for its semiconductor manufacturing operations. However, interruption of any one raw material or equipment source could have a material adverse effect on the Company's business, financial condition and results of operations.

     A portion of the Company's products are assembled, packaged and tested at the Company's back-end manufacturing facility located in the Philippines. The Company relies on independent subcontractors to assemble, package and test the balance of its products. This reliance involves significant risk, including reduced control over quality and delivery schedules, capacity and discontinuance or phase-out of such subcontractors' assembly processes. There can be no assurance that the Company's subcontractors will continue to assemble, package and test products for the Company.

     During the second quarter of 1997, Alphatec Electronics Pcl ("Alphatec"), one of the Company's primary back-end manufacturing subcontract vendors, missed its deadline to repay $43.7 million of third party international bonds. Although Alphatec has experienced recent financial difficulties, the Company has experienced no disruption in supply from Alphatec's assembly and test operations. The Company has consigned capital assets to Alphatec which had a net book value of approximately $15.3 million at December 29, 1997 and Alphatec's production represents approximately 17% of the Company's back-end manufacturing capacity.

     In March 1998 the Company announced that it will shut down its Alphatec test facility and consolidate these test manufacturing operations into the Company's Philippines plant.

  h.) Risk in manufacturing and Excess capacity.

     The fabrication of integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with the expansion of its capacity and related transitions. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of the Company's facilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has made, and will continue to make, substantial capital expenditures to increase its wafer fabrication, assembly and test manufacturing capacity and capability. Should the need for such additional capacity and capability not materialize because of factors such as, insufficient loading of the wafer fabs, or a significant shift in mix of wafer fab loading, or insufficient loading of the Philippines back-end manufacturing plant and the network of subcontractors, to the extent that they use the Company's equipment, or a significant shift in package mix loading, anticipated cost savings may not be realized. Should the need for more advanced technologies require accelerated conversion to 0.35 and 0.25 micron or smaller geometries, or the transfer of equipment and capability among fabs, or the conversion from 6-inch to 8-inch equipment set, higher operating expenses and the need to write-off capital equipment made obsolete by the technology conversion may result. There can be no assurance that market conditions will permit the Company to fully utilize this increased capacity and capability or that the increases in fixed costs and operating expenses related to this expansion of capacity and capability will not materially and adversely affect the Company's business, financial condition and results of operations.

     Additionally, the Company's headquarters and some manufacturing facilities are located near major earthquake faults. In the event of a major earthquake, the Company could suffer damages that could materially and adversely affect the Company's business, financial condition and results of operations.

  i.) Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change and heightened foreign competition in many markets. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than the Company, as well as emerging companies attempting to obtain a share of the existing market. The Company faces competition from other domestic and foreign high performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the CMOS and BiCMOS market sector. The ability of the Company to compete successfully in a rapidly evolving high performance end of the integrated circuit technology spectrum depends on elements both within and outside of its control, including success in developing new products and process technologies, product quality and price, diversity of product line, cost effectiveness, the pace at which customers incorporate the Company's products into their systems, the number and nature of its competitors and general economic conditions. The Company believes it competes favorably with respect to developing new products and process technologies, product quality and price, diversity of product line and cost effectiveness. Price competition in the future could further erode average selling prices and adversely affect revenues and operating results.

  j.) Inventory risk; Shortened customer lead times.

     The Company must order wafers and packaging materials and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Failure to predict accurately the inventory required to meet customer demand could have a material adverse effect on the Company's business, financial condition and results of operations.

  k.) Liquidity and Future Capital Needs.

     Semiconductor manufacturers generally have substantial ongoing capital requirements to maintain or increase manufacturing capacity. Due to the capital-intensive nature of the semiconductor industry and the Company's need to continue to invest in advanced manufacturing and test equipment, the Company expects to spend approximately $100.0 million in capital expenditures in 1998 and anticipates significant continuing capital expenditures in the next several years. Historically, the Company has reinvested a substantial portion of its cash flow from operations in capacity expansion and improvement programs. The Company's cash flows from operations depend primarily on average selling prices and the per unit cost of the Company's products. In the event that the Company is unable to decrease costs for its products at a rate equal to the rate of decline in selling prices for such products, the Company may not be able to generate sufficient cash flow from operations to maintain or increase manufacturing capacity. There can be no assurance that the Company will not be required to seek financing from external sources to satisfy its cash and capital needs or that such financing will be available on terms deemed satisfactory to the Company, the Company's business, financial condition and results of operations will be adversely impacted.

  l.) Dependence on Key Personnel.

     The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel, particularly product design engineers. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, or that any of the Company's personnel will remain employed by the Company. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

m.) Risk of International Operations.

     International sales represented 36% and 27% of the Company's revenues in 1997 and 1996, respectively. The Company's offshore assembly and test operations and export sales are subject to risks associated with foreign operations, including currency exchange fluctuations, political instability, changes in local economic conditions, the devaluation of local currencies, import and export controls, as well as changes in tax laws, tariffs and freight rates. To the extent any such risks materialize, the Company's business, financial condition and results of operations could be materially and adversely affected.

  n.) Environmental Regulations

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's business, financial conditions and results of operations.

EMPLOYEES

     As of December 29, 1997, the Company and its subsidiaries had 2,770 employees, compared with 2,171 at the end of fiscal 1996. The majority of this increase resulted from expansion of the Company's Philippines assembly and test operations, which at year-end had 614 employees. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage.

ITEM 2. PROPERTIES

     The Company's executive offices, engineering and research and development facilities are located in an approximately 60,000 square-foot building at 195 Champion Court, San Jose, California, under a lease that will expire in 1999. Located immediately adjacent to the Company's executive offices is one of the Company's wafer fabrication facilities (Fab I), which is primarily utilized for R & D operations. This facility is located in an approximately 61,000 square-foot leased building at 3901 North First Street, San Jose, California. The current lease expires in 1999. The lease rates for these facilities are subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell, extend the lease, or acquire the property at the end of the lease term (see Note 7 of the Consolidated Financial Statements).

     Research and development and other Company staff functions also are located at the San Jose site. This office space is composed of approximately 75,000 square feet in a building located at 4001 North First Street, San Jose, California under a lease which expires in 2001. In addition, Cypress has leased 75,000 square feet of additional office space at 3939 North First Street, San Jose, California. This building was occupied in 1997 and is currently leased until 2001. As described above, the lease rates for these facilities are subject to variations based on LIBOR and Cypress is required to sell, extend the lease or acquire the property at the end of the lease term.

     In December 1988, the Company purchased the two undeveloped industrial lots on either side of its headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, will be retained for future expansion of the San Jose building complex. In the third quarter of 1996, the Company began operations in a new 162,000-square foot highly automated assembly and test manufacturing plant in Cavite, the Philippines. The Company owns an approximately 100,000 square foot wafer fabrication facility (Fab II) in Round Rock, Texas. In 1995, the Company began construction of a new fab, Fab V, adjacent to Fab II. Fab V construction will result in a 225,000-square-foot facility, with a 35,000-square-foot clean room. This facility's construction is currently on hold. In addition, the Company also owns approximately 170,000 square foot wafer fabrication facility (Fab III) and leases approximately 100,000 square foot wafer fabrication facility (Fab IV) on 18 acres of land in Bloomington, Minnesota. The Fab IV lease rate is subject to variations based on LIBOR and a requirement to sell, extend the lease, or acquire the property at the end of the lease term in March 2001 (see Note 7 of the Consolidated Financial Statements).

     In November 1997, the Company purchased land and building comprised of approximately 3.5 acres of land and 58,000-sq. ft. of building in Woodinville, Washington. The property is the new headquarters of our Computer Products Division (CPD), previously located in a leased facility in Kirkland, WA.

     The Company leases additional space for domestic sales and design centers in Huntsville, Alabama; Irvine, San Diego, San Jose, and Woodland Hills, California; Denver and Colorado Springs, Colorado; Clearwater, Altamonte Springs, and Pompano Beach, Florida; Roswell, Georgia; Palatine, Illinois; Lexington, Kentucky; Columbia, Maryland; Minnetonka, Minnesota; Starkville, Mississippi; Nashua, New Hampshire; Laurence Harbor, New Jersey; Raleigh, North Carolina; Beaverton, Oregon; Trevose, Pennsylvania; and Austin, Houston and Richardson, Texas. The Company leases international sales, representative and design centers in Antwerp and Waterloo, Belgium; Toronto, Ontario, Canada; Le Ulis Cedex, France; Cork, Ireland; Milan and Orbassano, Italy; Tokyo and Osaka, Japan; Taby, Sweden; Cheshire, Basingstoke and Hertfordshire, United Kingdom; Zorneding, Germany; Singapore; Taipei, Taiwan; Seoul, Korea; and Bangalore, India.

ITEM 3. LEGAL PROCEEDINGS

     In January and February 1992, the Company and certain of its officers were named defendants in three purported class-action suits filed in the U.S. District Court for the Northern District of California. The suits filed are for alleged violations of the Securities Exchange Act of 1934 and certain provisions of state law regarding disclosure of short-term business prospects. In 1992, the three securities class-action complaints were consolidated by the U.S. District Court for the Northern District of California. In June 1995, the U.S. District Court for the Northern District of California dismissed this lawsuit by a summary judgment. The plaintiffs appeal with the Ninth Circuit has been denied. In October 1997, the Company filed a lawsuit against two attorneys and their associated law firms for malicious prosecution to recover losses incurred in the Company's defense in these class-action suits.

     In June 1997, the Company filed suit against the Li Second Family Limited Partnership ("Li"), owner of a U.S. patent alleged to be infringed by every company in the semiconductor and integrated circuit industries. The Company sought to invalidate the patent and/or have the Company's processes declared non-infringing. In December 1997, the Federal Court for the Eastern District of Virginia preliminarily ruled that Dr. Li's patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. The Company's suit is stayed indefinitely pending Li's appeal.

     In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company is in the process of reviewing the charges to determine the validity of the suit. Should the estate file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

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

     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding each of the Company's current executive officers is set forth below:

                                                                              EXECUTIVE
                                                                               OFFICER
             NAME                AGE                 POSITION                   SINCE
             ----                ---                 --------                 ---------
T. J. Rodgers                    50    President and Chief Executive Officer    1982
Antonio R. Alvarez               41    Executive Vice President, Memory         1993
                                       Products Division and Research and
                                       Development
Emmanuel Hernandez               42    Executive Vice President, Finance and    1993
                                       Administration, Chief Financial
                                       Officer
J. Daniel McCranie               54    Executive Vice President, Marketing      1993
                                       and Sales
Lothar Maier                     43    Executive Vice President, Worldwide      1994
                                       Manufacturing,
James Kupec                      43    Executive Vice President, Business       1997
                                       Development

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

     LOTHAR MAIER joined the Company in July 1983 as Manufacturing Engineering Manager. Mr. Maier assumed full responsibility for Fab I in February of 1988, and held this position until the end of December 1990. Mr. Maier was transferred to the Company's subsidiary, Cypress Semiconductor (Minnesota) , Inc. in January 1991 as subsidiary President. In addition, Mr. Maier was promoted to Vice President of Wafer Fabrication of the Company in September 1994 and relocated back to San Jose in the first half of 1996. In 1997, Mr. Maier became Vice President of Worldwide Manufacturing and assumed responsibility for wafer fabrication, assembly and test operations.

     JAMES KUPEC joined the Company in 1983 as Product Engineering Manager. In 1988, he transferred to the Company's subsidiary Aspen Semiconductor as Director of Operations. In 1992, Mr. Kupec became Vice President of Cypress's Memory Product Division. In 1996 he was promoted to Vice President of Product Divisions responsible for all of Cypress's product divisions. In 1997, Mr. Kupec assumed responsibility for the Company's business development programs. Prior to joining Cypress, Mr. Kupec worked in engineering and management positions at Mostek and United Technologies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol "CY". The following table sets forth, for the periods indicated, the low, high and closing price for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. At December 29, 1997 there were approximately 3,032 holders of record of the Company's Common Stock.

                                                    PRICE RANGE OF COMMON STOCK($)
                                                   --------------------------------
                                                     LOW         HIGH       CLOSE
                                                   --------    --------    --------
Fiscal Year ended December 29, 1997:
  First Quarter..................................   $11.62      $15.25      $12.50
  Second Quarter.................................    11.62       15.88       14.50
  Third Quarter..................................    14.19       18.94       15.50
  Fourth Quarter.................................     7.37       15.94        8.63
Fiscal year ended December 30, 1996:
  First Quarter..................................    10.00       16.25       11.75
  Second Quarter.................................    11.38       15.00       12.25
  Third Quarter..................................     9.13       13.63       12.63
  Fourth Quarter.................................    10.50       16.63       14.50

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                           YEAR ENDED(1)
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
  Revenues..........................  $544,356    $528,385    $596,071    $406,359    $304,512
  Acquisition-related non-recurring
     charges........................        --          --          --          --      18,271
  Restructuring and other
     non-recurring costs
     (benefits).....................        --      (7,018)     17,800          --        (408)
  Operating income..................    18,313      81,594     159,171      77,792      10,686
  Income before income taxes........    24,032      83,505     161,384      80,115      12,567
  Net income........................    18,419      53,029     102,477      50,472       8,043
  Net income per share
     Basic..........................  $   0.21    $   0.66    $   1.25    $   0.67    $   0.11
     Diluted........................  $   0.21    $   0.62    $   1.09    $   0.60    $   0.11
  Weighted average common and common
     equivalent shares outstanding
     Basic..........................    87,888      80,241      81,748      75,618      71,785
     Diluted........................    94,648      91,604      97,309      88,311      76,241
BALANCE SHEET DATA:
  Cash and short-term investments...  $201,561    $ 93,786    $161,618    $193,275    $ 80,590
  Working capital...................   305,027     126,006     190,580     225,952     124,651
  Total assets......................   956,270     794,047     750,728     555,699     340,648
  Long term debt and capital lease
     obligations (excluding current
     portion).......................   219,741     127,895     117,572     111,538       7,776
  Stockholders' equity..............   643,476     510,746     472,099     352,999     271,685

---------------
(1) The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

     The "Management's Discussion and Analysis" may contain forward-looking statements about the prospects for Cypress as well as the semiconductor industry more generally including without limitation statements about profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, planned manufacturing capacity, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in the Management's Discussion and Analysis section, particularly "Factors Affecting Future Results," as well as the following: (i) increased competition which could result in lost sales or price erosion; (ii) changes in product demand by the electronics and semiconductor industries, which are noted for rapidly changing needs, coupled with an inability by Cypress to generate product enhancements or new product introductions which will keep pace with or meet those rapidly changing needs; (iii) failure by Cypress to develop or introduce successfully new products in areas of expected new or increased demand, or development and introduction of superior new products serving those areas by others; (iv) failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize; (v) failure to successfully bring on line and utilize additional manufacturing capacity, or to transition existing capacity to new uses; (vi) inability to develop and/or adopt more advanced manufacturing technology; (vii) inability of the Company's patents or other proprietary rights to ensure adequate protection against encroachment on the Company's technology by competitors; and (viii) changes in the market for semiconductor stocks.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere.

OVERVIEW

     In 1997, the Company's revenues increased to $544.4 million compared to the $528.4 million recorded in 1996, but decreased in comparison to the $596.1 million recorded in 1995. Revenues increased 3.0% over last year, but were 8.7% lower than in 1995. Even with the increase in revenues comparing 1997 to 1996, profits in 1997 decreased to $18.4 million, or $0.21 per share, on a diluted basis, compared to $53.0 million, or $0.62 per share in 1996. Earnings Per Share ("EPS") have been restated for all periods presented in compliance with Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings Per Share". Profits in 1995 were significantly higher than in 1997 as the Company recorded profits of $102.5 million, or $1.09 per share. The Company continued to be adversely affected by decreasing average selling prices ("ASPs"), particularly in its largest product line, Memory Products, which includes Static Random Access Memory products ("SRAMs"). Also in the latter part of the year, the Company was adversely impacted by lower yields caused by the conversion of certain capacity to 0.35 micron resulting in shortage in manufacturing output and missed sales opportunities. As a result of lower ASPs, the Company's gross margin decreased to 34.4% in 1997, compared to 42.2% in 1996 and 53.7% in 1995. ASPs in 1998 are expected to continue to decrease, but at a reduced rate from that experienced in 1997. In order to offset the effects of lower ASPs, the Company will continue its efforts to introduce new products with higher margins and to lower manufacturing costs by redesigning its existing products and transition its manufacturing processes from 0.65 micron to 0.5, 0.35 and 0.25 micron geometries.

     In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes which was effective as of March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into the Company's common stock, increasing the amount of common stock outstanding by 6,789,013 shares. As a result of holders electing the cash settlement, the Company paid out $14.3 million.

     In March 1997, the Company signed a definitive agreement with QuickLogic Corporation ("QuickLogic") involving the termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, the Company will cease to develop, market and sell antifuse-based FPGA products. In return, Quicklogic paid $4.5 million, which represented $3.5 million of Non-Recurring Engineering ("NRE") revenue related to the sale of technology rights and $1.0 million of compensation for inventory and other assets, and issued shares of Quicklogic common stock that increased the Company's equity position in the privately-held QuickLogic to greater than 20%. The $4.5 million cash consideration represented the payment the Company received in June 1996. The Company also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. Revenues and net income contributed by the FPGA product line during 1997, 1996 and 1995 were not significant. The Company is using the equity method of accounting to record its investment in Quicklogic. The loss recorded in 1997 was not significant.

     In September 1997, the Company completed a $175.0 million private placement of 5-year Convertible Subordinated Notes. The notes are due in the year 2002, with a coupon rate of 6.00% and an initial conversion premium of 48.2%. The notes are convertible into approximately 7,408,000 shares of common stock and are callable by the Company three years after the date of issuance. Net proceeds were $170.2 million, after issuance costs of $4.8 million.

     In October 1997, the Board of Directors authorized the repurchase of up to
2.0 million shares of the Company's common stock. In December 1997, the Board of Directors authorized the repurchase of an additional 2.0 million shares. As of December 29, 1997, the Company had repurchased 515,800 shares of its common stock for $5.3 million. The shares purchased are expected to be issued in conjunction with the Company's 1994 Stock Option Plan and ESPP. In conjunction with the authorized stock repurchase program, the Company sold put warrants through private placements for which it received $2.8 million. The Company has a maximum potential obligation to purchase 3.0 million shares of its common stock at an aggregate price of $32.4 million as of December 29, 1997. The puts have various expiration periods from January 1998 through October 1998. The Company has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. The intent of the Company is to settle these put warrants with stock, and therefore, no amount was classified out of stockholders' equity in the accompanying consolidated balance sheet.

     In December 1997, the Company announced its plans to exit the commodity Erasable Programmable Read-Only Memory business ("EPROM"). The remaining, high-margin EPROM business was merged with the Company's memory products division in order to serve the Company's EPROM customers in the future without the heavy cost of maintaining a product line. The Company also announced plans to discontinue its Chipset business, which was served by the Company's PC Logic product line. This included the closure of the Company's Germany Design Center, which specialized in designing chipsets. Costs associated with the change in the Company's business described above, were not material and were taken as period expenses in 1997.

     In December 1997, the Company announced it was shutting down its San Jose test facility. In 1992, the Company moved a majority of its backend manufacturing to Bangkok, Thailand, but maintained a small test area in San Jose to support new products. In 1996 the Company began operations in its new assembly and test facility located in the Philippines. In 1997, as the Company began ramping up production in the Philippines plant, it was decided that the Company no longer needed to maintain the small, but expensive test facility in San Jose. As such, the plant was shut down. Costs associated with this shutdown were not material and were taken as period expenses in 1997.

     In January 1998, substantially all outstanding stock options with an exercise price in excess of $9.75 per share were cancelled and replaced with new options having an exercise price of $9.75 per share, the fair market value on the date that the employees accepted the repricing. A total of 10,463,688 shares were repriced. This repricing excluded the Board of Directors, the Chief Executive Officer and the Executive staff of the Company.

     On March 9, 1998, the Company announced a restructuring plan for which it will incur charges in the quarter ended March 30, 1998, for the write-down and write-off of manufacturing facilities, equipment and improvements; operating costs attributable to the closure and consolidation of manufacturing facilities;

consolidation of test facilities; write-down of non-usable assembly inventory in the Thai test facility; the severance of manufacturing and other personnel and other costs.

     The Company plans to shut down its six-inch, 0.6 micron wafer fabrication plant, Fab III, in Bloomington, Minnesota and move all production to its eight-inch, 0.35 micron fab, Fab IV, also in Minnesota. The adjustments from this decision relate primarily to the carrying value of manufacturing assets. As a result of developments in the semiconductor industry, such as decreasing average selling prices, particularly in its largest product line, Memory Products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes indicated that the carrying value of these selected older assets may not be recoverable. The fair value of such manufacturing assets was based primarily upon third party estimates of fair value. The impairment charge relates to those assets that cannot be upgraded to eight-inch capability for use in Fab IV.

     Fab II, located in Round Rock, Texas has been used in the manufacture of wafers for the Datacommunication, Programmable Logic and Computer Products divisions. A decision has been made to discontinue producing SRAMs in Texas. Costs associated with this decision include severance payments for approximately 100 employees, a write-down in the valuation of equipment which cannot be used elsewhere and related costs.

     The Company uses a third party subcontractor, located in Thailand, for a portion of its test manufacturing. The Company plans to consolidate the Thai test manufacturing operation into its subsidiary operation located in the Philippines. Costs associated with this include severance payments, write-off of non-usable assembly inventory and the write-down of equipment that the Company will not be able to use in its Manila plant.

     The decision to centralize most of the wafer production in an eight-inch fab caused the Company to make a decision to upgrade its R&D wafer fab, Fab I, located in San Jose, California, from six-inch to eight-inch to ensure compatibility. The charges associated with this move include facility write-downs and disposal of certain six-inch manufacturing equipment.

     Costs associated with all the above decisions amount to approximately $63.0 million.

     Separately, the Company will record charges of approximately $22.0 million relating to the write-off of certain equity investments and additional inventory reserves relating to the ongoing industry over-supply and continued inventory corrections by end user customers.

RESULTS OF OPERATIONS

     In 1997, the Company recorded revenues of $544.4 million, an increase of 3.0% compared to the $528.4 million recorded in 1996, but an 8.7% decrease in comparison to the $596.1 million recorded in 1995. Even though revenues in 1997 increased slightly compared to 1996, ASPs continued to decline, particularly in the Memory Products Division ("MPD"), which includes the Static Random Access Memory ("SRAM") line of products. The ASPs for SRAM products continued to decline dropping 38.9% during 1997. The Company expects SRAM ASPs to decrease in 1998, but at a rate slower than experienced in the two previous years. The revenue decline in SRAM products caused by decreasing ASPs in 1997 was primarily in the 1 meg family of products where the ASPs at the end of 1997 dropped 37.6% in comparison to the end of 1996. Although unit sales volume of SRAM products increased significantly, growing 36.6% comparing 1997 to 1996, the increase in unit sales volume was not significant enough to offset the decline in ASPs. Consequently, SRAM revenues decreased 16.4% from 1996. In 1997, the Company moved its Non-volatile Memory ("NVM") line of products from the Programmable Products Division ("PPD") to MPD. Revenues generated from the sale of NVM products decreased 20.0% in 1997 compared to 1996, due to lower revenues recorded for EPROM products. As a result of the continued decline in the EPROM business, management decided to exit the commodity EPROM business and concentrate its efforts on products expected to yield higher margins. MPD's percentage of the Company's total revenues decreased 11.9% largely due to the decline in SRAM revenues and the revenue growth in the Company's other divisions.

     Revenues generated by the Data Communications Division ("DCD") grew 34.3% comparing 1997 to 1996. Similar to last year, the growth in DCD's revenues was primarily the result of increased revenues in the division's Channel line of products, which recorded 45.7% more revenue in 1997 than in 1996. Significant contributions to revenue were made by the product line's two primary products, HOTLink point-to-point communication devices and Programmable Skew Clock Buffers ("RoboClock"). While ASPs decreased 9.7% during 1997, the 61.5% increase in unit sales volume more than offset the decline. Revenues in the Specialty Memory line of products, which include Clocked First-in, First-out ("FIFOs") and Dual Port products, also increased 27.4% comparing 1997 to 1996. The 42.3% increase in unit sales volume comparing 1997 to 1996 more than offset the 10.7% decrease in ASPs comparing the same time periods. As a result of the increase in revenues, DCD's percentage of the Company's total revenues increased 4.7%, growing to 20.0% in 1997.

     Revenues for the Programmable Logic Division ("PLD") increased 21.9% comparing 1997 to 1996. PLD, along with NVM, formed the Company's Programmable Products Division in 1996. PLD revenues in 1997 benefited by $3.5 million from non-recurring engineering revenue ("NRE") related to the sale of its FPGA technology rights to QuickLogic. Without the $3.5 million NRE, revenues for PLD products grew 14.7% year to year. The increase in revenues was primarily due to increased sales volume which grew 26.9% in 1997. This increased sales volume more than offset the decline in ASPs comparing 1997 to 1996. During that period, PLD's percentage of the Company's total revenues increased 1.7% growing to 10.9%.

     The Computer Products Division ("CPD"), the primary products of which include the Company's Clock line of products, the VME Communication-bus Device line of products, the Universal Serial Bus ("USB") line of products and the Fast CMOS Technology ("FCT") Logic Device line of products increased revenues by 30.9% when comparing 1997 to 1996. The increase in revenues was experienced across all of CPD's product lines, particularly in the Division's Clock line of products. In the second half of 1997, the sale of Clock products increased significantly due to sales generated from its 227X family of clocks which service Intel Corporation and other personal computer-related manufacturers. Revenues generated from the sale of Clock products increased 32.1% comparing 1997 to 1996. Although the average selling price of Clock products decreased 25.4% comparing 1997 to 1996, the 86.1% increase in unit sales volume more than offset the effects of lower ASPs. With the increase in revenues, CPD's percentage of the Company's total revenue increased 3.3% to 15.7%.

     As noted above, the Company continued to experience reductions in ASPs during 1997, particularly in its SRAM products. The decrease in ASPs continued to be caused by industry over-supply and continued inventory corrections by end user customers, particularly evident in the telecommunication and data communication markets that the Company principally serves. Even though ASPs in several markets continued to decline throughout 1997, the rate of decline was for the most part less than the rate of decline experienced throughout 1996. ASPs in 1998 are expected to continue to decline, but at a reduced rate from that experienced in 1997.

     The Company's cost of revenues as a percentage of revenues for 1997 increased to 65.6% compared to 57.8% in 1996 and 46.3% in 1995. As occurred in 1996, the increase in manufacturing costs as a percentage of revenues in 1997 continued to be a reflection of falling ASPs, particularly in the SRAM market. Unit volume increased significantly throughout a majority of the Company's product lines in 1997 even though revenues increased only slightly compared to 1996. Unit volume increased to 252.4 million units in 1997, a 42.4% increase over 1996. Continued ASP erosion in the future could have a material adverse effect on the Company's gross margin, and drive cost of revenues as a percentage of revenues higher. In 1997, cost of revenues benefited from certain changes in accounting estimates, primarily related to excess inventory reserves no longer required. The Company continues to introduce new products and new methods to reduce manufacturing costs in order to mitigate the effects of declining ASPs. In the fourth quarter of 1996, the Company began production in its new assembly and test manufacturing plant in the Philippines. The Philippines plant is expected to generate cost savings for the Company in the future, however in 1997, the cost savings were not fully realized due to the ramping of the facility. At the end of 1997, the Philippines facility produced over 40.0% of the Company's backend manufacturing production compared to approximately 20.0% in 1996. The Company plans to continue to ramp up production at the Philippines plant in 1998 in order to lower its fixed cost per unit produced and take further advantage of potential cost savings including related tax holidays. Once fully-utilized, the Philippines plant is expected to increase assembly and test manufacturing capacity by 300 million units per year.

     Alphatec Electronics Pcl ("Alphatec"), one of the Company's primary backend manufacturing subcontract vendors, missed a number of deadlines to repay debt through 1997, including a repayment of $43.7 million of third party international bonds during the second quarter of 1997. Although Alphatec has experienced recent financial difficulties, the assembly and test operations, with which the Company currently does business, continue to operate under normal operating conditions. At December 29, 1997, the Company has consigned approximately $15.3 million, net book value, of capital assets to Alphatec and Alphatec's production represents approximately 17% of the Company's backend manufacturing capacity. In March 1998, the Company decided to exit Alphatec's test manufacturing facility and to move all of its equipment to its Philippines plant.

     Research and development ("R&D") expenses increased to 17.2% of revenues compared to 16.0% in 1996 and 12.0% in 1995. Actual spending in R&D increased significantly in 1997, growing to $93.8 million compared to $84.3 million and $71.7 million in 1996 and 1995, respectively. The increase in R&D expenses in 1997 was in process technology and to a larger extent in new product development resources. The Company expects to continue to allocate resources to R&D in an effort to accelerate the development of new products and develop its 0.35 and
0.25 micron process technologies. With the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into a research and development wafer facility, actual R&D spending is projected to grow in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenues and lower costs.

     Selling, general and administrative ("SG&A") expenses in 1997 were 13.8% of revenues. This was an increase from the 12.2% and 12.0% recorded in 1996 and 1995, respectively. Actual spending in SG&A expenses was $75.3 million in 1997, an $11.0 million increase over the $64.3 million recorded in 1996 and a $4.0 million increase over the $71.3 million recorded in 1995. Selling and marketing expenses increased primarily as a result of additional headcount and increased expenditures resulting from increased efforts in strategic marketing and customer service. In 1997, the Company added headcount, particularly Field Application Engineers, in order to enhance its ability to expand its market share in existing markets and explore other opportunities in new markets. General and administrative expenses also increased from 1996 primarily as a result of increased headcount and the implementation of system enhancements. The Company plans to continue its efforts to control general and administrative expenditures in the future.

     In the third quarter of 1996, the Company recorded a one-time, pre-tax restructuring and other non-recurring benefit of $7.0 million. A majority of the benefit was derived from the reversal of the $17.8 million reserve established in March 1995 related to the Texas Instruments ("TI") patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals affirmed the earlier decision of the trial court that the Company did not infringe on either of the patents filed by Texas Instruments. As a result of this decision, the Company reversed the $17.8 million reserve (See Note 7) in the third quarter of 1996. Also during the third quarter of 1996, the Company announced a restructuring of its San Jose wafer fabrication facility. As a result, the Company recorded a one-time, pre-tax charge of $9.1 million principally related to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication plants. The Company also recorded a one-time, pre-tax credit of $3.3 million related to the reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was approximately offset by other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters. In 1997, substantially all the reserve was used for the purpose for which they were originally intended resulting in a remaining balance of $1.7 million at December 29, 1997. There was no restructuring or other one-time, non-recurring costs charged to the Company in 1997.

     Income from operations in 1997 was significantly lower in comparison to 1996 and 1995. Operating income in 1997 was $18.3 million compared to $81.6 million in 1996 and $159.2 million in 1995. The decrease in operating income in 1997 can be attributed to a significant increase in cost of revenues and declining ASPs throughout 1997. The Company is continuing its efforts to develop new products that typically command higher margins and to reduce manufacturing costs through the development of and the conversion to new manufacturing processes and the redesign of existing products in order to improve gross margin and operating income.

     Net interest and other income in 1997 was $5.7 million, an increase from the $1.9 million and $2.2 million recorded in 1996 and 1995, respectively. Interest and other income increased by $4.1 million to $12.9 million in 1997 from the $8.8 million recorded in 1996 and was $4.4 million higher than the $8.5 million recorded in 1995. The majority of the increase can be attributed to the $3.8 million gain recorded from the sale of the Company's remaining investment in Vitesse Corporation in 1997. Interest expense in 1997 was $7.2 million, a slight increase in comparison to the $6.9 million and $6.2 million recorded in 1996 and 1995, respectively. In 1997, interest expense was primarily from the convertible bond that was redeemed in March 1997, the new convertible bond issued in September 1997 and the Company's revolving line of credit.

     The Company recorded income tax expense of $5.6 million in 1997, compared to $30.5 million in 1996 and $58.9 million in 1995. The effective tax rate for 1997 was 23.4% compared to 36.5% in both 1996 and 1995. In 1997, the decrease in the effective tax rate was primarily a result of R&D tax credits and certain tax benefits related to the Company's operations in the Philippines.

     The Company's net income decreased significantly in 1997 in comparison to 1996 and 1995. In 1997, net income recorded was $18.4 million, compared to $53.0 million in 1996 and $102.5 million in 1995.

FACTORS AFFECTING FUTURE RESULTS

RISK FACTORS

     Except for the historical information contained herein, the discussion in this annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements as to the future operating results and business plans of the Company, that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products such as networking, computer, and telecommunications markets, the effects of competition, characterized by price erosion, rapid technological change and heightened foreign competition in many markets, slower than expected growth in demand for semiconductor products, the availability and extent of utilization of manufacturing capacity, dependence on independent subcontract vendors, dependence on limited sources of supplies, fluctuation in manufacturing yields, the successful development and timing and market acceptance of new product introductions, product obsolescence, costs associated with future litigation, costs associated with protecting the Company's intellectual property, the successful ramp up of the Company's Philippines back-end manufacturing plant, the ability to develop and implement new technologies including the continued transition to full commercial production of the Company's new 0.5, 0.35 and 0.25 micron processes, dependence on key personnel, risk of international operations and the effects of environmental regulations.

     The Company's quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for the Company's products; changes in product mix; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of the Company's new products; the Company's ability to introduce new products that meet customer requirements; market acceptance of the Company's products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; successful ramp up of the Company's Philippines back-end manufacturing plant, resolution of Alphatec's financial situation; ability to develop and implement new technologies, including the transition of the Company's new 0.5, 0.35 and
0.25 micron process and continued migration to smaller geometries; conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues, gross profit and income from operations. Additionally, risks inherent in the cyclical nature of the semiconductor industry may cause the Company's quarterly and annual results of operations to vary significantly. Moreover, as is common in the semiconductor industry, the Company frequently ships more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

     Since the Company recognizes revenues from sales to domestic distributors only upon the distributors' sale to end customers, the Company is highly dependent on the accuracy of distributors' estimates on their resale which could be materially different from the actual amounts finally reported. This also contributes to the difficulty in predicting the Company's quarterly revenue and results of operations, particularly in the last month of the quarter.

     Additionally, the Company's headquarters and some manufacturing facilities are located near major earthquake faults. In the event of a major earthquake, the Company could suffer damages that could materially and adversely affect the Company's business, financial conditions and results of operations.

YEAR 2000 DISCLOSURE

     In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware, in consultation with software and hardware providers in late 1996. Efforts are being made to modify or replace any non-compliant software, systems and equipment by the year 1999. In 1997, the Company began the process of replacing certain software by implementing a new accounting software system that is year 2000 compliant. Further, the Company is aware of the risks to third parties and the potential adverse impact on the Company resulting from the failure by these parties to adequately address the year 2000 problem. In response to this, the Company is inquiring of strategic suppliers and large customers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own year 2000 issues. The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance be given that the year 2000 problem will not have an adverse impact on the Company's earnings. The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $201.6 million at the end of fiscal year 1997, a $107.8 million increase from the end of 1996.

     In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes which was effective as of March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into the Company's common stock, increasing the amount of common stock outstanding by 6,789,013 shares. As a result of holders electing the cash settlement, the Company paid out $14.3 million.

     In April 1997, the Company sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing ("Fleet") in a sale-leaseback agreement. In October 1997, the Company entered into a similar agreement with Comdisco, Inc. ("Comdisco") for other capital equipment located in Minnesota. The Company received a total of $28.2 million from Fleet and Comdisco in exchange for the capital equipment and as a result of the transactions, recorded an immaterial gain that will be amortized over the life of the leases.

     In September 1997, the Company completed a $175.0 million private placement of 5-year Convertible Subordinated Notes. The notes are due in the year 2002, with a coupon rate of 6.00% and an initial conversion premium of 48.2%. The notes are convertible into approximately 7,408,000 shares of common stock and are callable by the Company three years after the date of issuance. Net proceeds were $170.2 million, after issuance costs of $4.8 million.

     In October 1997, the Board of Directors authorized the repurchase of up to
2.0 million shares of the Company's common stock. In December 1997, the Board of Directors authorized the repurchase of an additional 2.0 million shares. As of December 29, 1997, the Company had repurchased 515,800 shares of its common stock for $5.3 million. The shares purchased are expected to be issued in conjunction with the Company's 1994 Stock Option Plan and ESPP. In conjunction with the authorized stock repurchase program, the Company sold put warrants through private placements for which the Company received $2.8 million. The Company has a maximum potential obligation to purchase 3.0 million shares of its common stock at an aggregate price of $32.4 million as of December 29, 1997. The Company sold additional put warrants through private placements through February 26, 1998. As of March 17, 1998, the Company has a maximum potential obligation to purchase 4.5 million shares of its common stock at an aggregate price of $44.9 million. The puts have various expiration periods from January 1998 through October 1998. The Company has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. The intent of the Company is to settle these put warrants with stock, and therefore, no amount was classified out of stockholders' equity in the accompanying consolidated balance sheet.

     In July 1996, the Company established a three-year, $100-million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The applicable interest rate for usage under this agreement is a graduated scale of LIBOR, plus a spread. The agreement contains certain financial and other covenants including limitation on indebtedness, liens, disposition of assets, consolidations and mergers, investments and contingent obligations, and maintenance of a specified leverage ratio, consolidated tangible net worth, quick ratio and adjusted EBIT/fixed charge coverage ratio. In December 1997, the Company repaid the $49.0 million it borrowed from the revolving line of credit in September 1996.

     In 1997, the Company purchased $142.3 million in capital equipment, a significant decrease from the $195.3 million purchased in 1996. The Company continued to purchase capital equipment for its domestic wafer fabrication plants to improve wafer manufacturing capacity and capabilities as the Company implements new technologies, including its 0.5, 0.35 and 0.25 micron processes. Equipment purchased for the Company's Philippines plant and its offshore subcontractors was used to improve backend manufacturing capacity and tool certain packaging capabilities. Capital equipment was also purchased for the Company's technology group in order to enhance its research and development capabilities. Capital expenditures in 1998 are expected to be approximately $100.0 million as the Company continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities.

     In 1994 and 1995, the Company entered into three operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota, respectively. In April 1996, the Company entered into an additional lease agreement for two office facilities in San Jose. These agreements require that the Company maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. The Company's restricted investment balance as of December 29, 1997 and December 30, 1996 was $60.1 million and $60.6 million, respectively, and is recorded as Other Assets on the balance sheet.

     The Company believes that existing cash, cash from operations and borrowings under its revolving line of credit agreement, will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. In the event that ASPs continue to decline at rates above normal industry levels and demand continues to be insufficient to offset the effects of such declines, the Company may be required to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to the Company or available at terms the Company deems satisfactory.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CYPRESS SEMICONDUCTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 29,    DECEMBER 30,
                                                                  1997            1996
                                                                --------        --------
Current assets:
  Cash and cash equivalents.................................    $151,725        $ 20,119
  Short-term investments....................................      49,836          73,667
                                                                --------        --------
     Total cash, cash equivalents and short-term
      investments...........................................     201,561          93,786
  Accounts receivable, net of allowances for doubtful
     accounts and customer returns of $3,524 in 1997 and
     $3,887 in 1996.........................................      67,854          71,440
  Inventories...............................................      76,925          53,107
  Other current assets......................................      51,740          63,079
                                                                --------        --------
     Total current assets...................................     398,080         281,412
Property, plant and equipment, net..........................     442,661         437,566
Other assets, including restricted investments of $60,112
  and long-term marketable securities of $42,146 in 1997 and
  restricted investments of $61,612 in 1996.................     115,529          75,069
                                                                --------        --------
                                                                $956,270        $794,047
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 60,857        $ 72,309
  Accrued compensation and employee benefits................      15,967          14,374
  Other accrued liabilities.................................       5,505           4,821
  Line of credit............................................          --          49,000
  Deferred income on sales to distributors..................       9,636          14,902
  Income taxes payable......................................       1,088              --
                                                                --------        --------
     Total current liabilities..............................      93,053         155,406
Convertible subordinated notes..............................     175,000          98,241
Deferred income taxes.......................................      36,070          21,288
Other long-term liabilities, including minority interest....       8,671           8,366
                                                                --------        --------
     Total liabilities......................................     312,794         283,301
                                                                --------        --------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized; none issued and outstanding................          --              --
  Common stock, $.01 par value, 250,000,000 shares
     authorized; 98,147,000 and 91,358,000 issued;
     90,684,000 and 81,098,000 outstanding..................       1,015             914
  Additional paid-in capital................................     430,682         311,184
  Retained earnings.........................................     333,910         315,491
                                                                --------        --------
                                                                 765,607         627,589
  Less shares of common stock held in treasury, at cost;
     7,463,000 shares at December 29, 1997 and 10,260,000
     shares at December 30, 1996............................    (122,131)       (116,843)
                                                                --------        --------
     Total stockholders' equity.............................     643,476         510,746
                                                                --------        --------
                                                                $956,270        $794,047
                                                                ========        ========

          See accompanying notes to Consolidated Financial Statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 29,    DECEMBER 30,    JANUARY 1,
                                                              1997            1996           1996
                                                          ------------    ------------    ----------
Revenues................................................    $544,356        $528,385       $596,071
                                                            --------        --------       --------
Cost of revenues........................................     356,919         305,174        276,160
Research and development................................      93,842          84,334         71,667
Selling, general and administrative.....................      75,282          64,301         71,273
Restructuring and other non-recurring costs
  (benefits)............................................          --          (7,018)        17,800
                                                            --------        --------       --------
Total operating costs and expenses......................     526,043         446,791        436,900
                                                            --------        --------       --------

Operating income........................................      18,313          81,594        159,171
Interest expense........................................      (7,197)         (6,895)        (6,239)
Interest income and other...............................      12,916           8,806          8,452
                                                            --------        --------       --------
Income before income taxes..............................      24,032          83,505        161,384
Provision for income taxes..............................      (5,613)        (30,476)       (58,907)
                                                            --------        --------       --------
Net income..............................................    $ 18,419        $ 53,029       $102,477
                                                            ========        ========       ========

Net income per share:
  Basic.................................................    $   0.21        $   0.66       $   1.25
                                                            ========        ========       ========
  Diluted...............................................    $   0.21        $   0.62       $   1.09
                                                            ========        ========       ========

Weighted average common and common equivalent shares
  outstanding:
  Basic.................................................      87,888          80,241         81,748
  Diluted...............................................      94,648          91,604         97,309

          See accompanying notes to Consolidated Financial Statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       COMMON STOCK     ADDITIONAL                              TOTAL
                                      ---------------    PAID-IN     RETAINED   TREASURY    STOCKHOLDERS'
                                      SHARES   AMOUNT    CAPITAL     EARNINGS     STOCK        EQUITY
                                      ------   ------   ----------   --------   ---------   -------------
Balances at January 2, 1995.........  77,821   $  826    $238,272    $159,985   $ (46,084)    $352,999
Issuance of common stock under
  employee stock plans and other....   6,330       63      31,460                               31,523
Tax benefit resulting from stock
  option transactions...............                       22,981                               22,981
Repurchase of common stock under
  share repurchase program..........  (2,650)                                     (37,881)     (37,881)
Net income for the year.............                                  102,477                  102,477
                                      ------   ------    --------    --------   ---------     --------
Balances at January 1, 1996.........  81,501      889     292,713     262,462     (83,965)     472,099
Issuance of common stock under
  employee stock plans and other....   2,434       25      14,577                               14,602
Tax benefit resulting from stock
  option transactions...............                        3,894                                3,894
Repurchase of common stock under
  share repurchase program..........  (2,837)                                     (32,878)     (32,878)
Net income for the year.............                                   53,029                   53,029
                                      ------   ------    --------    --------   ---------     --------
Balances at December 30, 1996.......  81,098      914     311,184     315,491    (116,843)     510,746
Issuance of common stock under
  employee stock plans and other....   3,313       33      29,503                               29,536
Tax benefit resulting from stock
  option transactions...............                        6,959                                6,959
Issuance of common stock from the
  conversion of the convertible
  debt..............................   6,789       68      83,036                               83,104
Repurchase of common stock under
  share repurchase program..........    (516)                                      (5,288)      (5,288)
Net income for the year.............                                   18,419                   18,419
                                      ------   ------    --------    --------   ---------     --------
Balances at December 29, 1997.......  90,684   $1,015    $430,682    $333,910   $(122,131)    $643,476
                                      ======   ======    ========    ========   =========     ========

          See accompanying notes to Consolidated Financial Statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED
                                                         ------------------------------------------
                                                         DECEMBER 29,    DECEMBER 30,    JANUARY 1,
                                                             1997            1996           1996
                                                         ------------    ------------    ----------
Cash flow from operating activities:
  Net income...........................................   $  18,419       $  53,029      $ 102,477
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.....................     111,361          97,606         64,733
     Non-cash interest and amortization of debt
       issuance costs..................................       3,978           2,774          2,639
     Restructuring and other non-recurring costs
       (benefits)......................................          --         (12,943)        17,800
     Deferred income taxes.............................      14,782           6,216         (8,464)
     Changes in operating assets and liabilities:
       Receivables.....................................       9,035          36,811        (46,733)
       Inventories.....................................     (23,818)        (24,129)          (606)
       Other assets....................................     (50,385)         (7,130)       (20,407)
       Accounts payable and accrued liabilities........     (11,946)        (28,604)        32,644
       Deferred income.................................      (5,266)          1,712          3,502
       Income taxes payable and deferred income
          taxes........................................      15,870         (13,117)        42,738
                                                          ---------       ---------      ---------
Net cash flow generated from operating activities......      82,030         112,225        190,323
                                                          ---------       ---------      ---------
Cash flow from investing activities:
  Decrease in short-term investments...................      23,831          78,464          7,836
  Acquisition of property, plant, and equipment........    (142,305)       (195,280)      (194,878)
  Sale of equipment....................................      28,183              --             --
                                                          ---------       ---------      ---------
Net cash flow used for investing activities............     (90,291)       (116,816)      (187,042)
                                                          ---------       ---------      ---------
Cash flow from financing activities:
  Borrowing from (repayment of) line of credit.........     (49,000)         49,000             --
  Issuance of convertible subordinated notes, net of
     issuance costs....................................     170,187              --             --
  Redemption of convertible debt.......................     (14,331)             --             --
  Restricted investments related to building lease
     agreements........................................          --         (22,355)       (20,744)
  Repurchase of common stock...........................      (5,288)        (32,878)       (37,881)
  Issuance of capital stock............................      36,495          18,496         31,523
  Other long-term liabilities, including minority
     interest..........................................       1,804           2,960             --
                                                          ---------       ---------      ---------
Net cash flow generated (used) for financing
  activities...........................................     139,867          15,223        (27,102)
                                                          ---------       ---------      ---------
Net increase (decrease) in cash and cash equivalents...     131,606          10,632        (23,821)
Cash and cash equivalents, beginning of year...........      20,119           9,487         33,308
                                                          ---------       ---------      ---------
Cash and cash equivalents, end of year.................   $ 151,725       $  20,119      $   9,487
                                                          =========       =========      =========
Supplemental disclosures:
  Cash paid during the year for:
     Interest..........................................   $   4,585       $   4,982      $   4,014
     Income taxes......................................   $   1,550       $  45,271      $  30,744

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

     The Company's operations outside the U.S. expanded in 1996 with the addition of its new test and assembly plant in the Philippines. The Company's other foreign operations include several sales offices and design centers located in various parts of the world. Export revenues to international customers were 36%, 27%, and 34% of total revenues in 1997, 1996, and 1995, respectively. As of December 29, 1997, all of the Company's subsidiaries are wholly owned, except for Cypress Semiconductor (Texas), Inc. ("CTI"), the Company's wafer fabrication facility in Texas, which is approximately 17% owned by Altera Corporation ("Altera"). Altera receives a fixed amount of wafer fab capacity for its investment.

     No one end user accounted for greater than 10% of revenues in 1997, 1996, or 1995. Sales to one distributor accounted for 10% of total revenues in 1997. No one distributor accounted for greater than 10% of revenues in 1996 or 1995.

  Summary Of Significant Accounting Policies

     Fiscal Year-Fiscal years 1997, 1996, and 1995 ended December 29, 1997, December 30, 1996, and January 1, 1996, respectively. The Company operates on a 52- or 53-week fiscal year, ending on the Monday closest to December 31. Fiscal years 1997, 1996 and 1995 each comprised 52 weeks. Certain prior year amounts have been adjusted to conform to current year presentation.

     MANAGEMENT ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     INVESTMENTS -- Investments where the Company has an equity position of greater than 20% are accounted for using the equity method.

     REVENUE RECOGNITION -- Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales to domestic distributors are made under agreements allowing certain rights of return and price protection on merchandise unsold by the domestic distributors. Accordingly, the Company defers recognition of sales and profit on such sales until the merchandise is sold by domestic distributors. The Company sells to certain European distributors on certain select parts, under agreements having price protection. Revenue from sales to European distributors is recognized upon shipment. The Company reserves all anticipated price adjustments stemming from its European distributors.The Company also has inventory at certain customers on a consignment basis. Revenue is not recorded until the time the title transfers per the consignment agreement.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, restricted investments, trade accounts

                       CYPRESS SEMICONDUCTOR CORPORATION
receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value. The amounts shown for long-term marketable securities and long-term debt also approximate fair value.

     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company classifies all investments as available for sale, based upon the Company's intention to use these investments to fund working capital requirements. The investments, which all have contractual maturities of less than one year, are carried at cost plus accrued interest, which approximated market for the entire fiscal year. Cash and cash equivalents and short-term investments included the following debt and equity securities at December 29, 1997 and December 30, 1996:

                                                     DECEMBER 29,    DECEMBER 30,
                                                         1997            1996
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Corporate debt securities..........................    $ 75,634        $ 2,000
State and municipal obligations....................      78,084         50,171
Other..............................................      47,843         41,615
                                                       --------        -------
          Total....................................    $201,561        $93,786
                                                       ========        =======

     CONCENTRATION OF CREDIT RISK -- Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash equivalents, short-term and long-term investments, long-term restricted cash, and trade accounts receivable. The Company places its cash equivalents, short-term and long-term investments and long-term restricted cash in a variety of financial instruments such as, corporate bonds, municipal securities and U.S. Government securities. The Company further limits its exposure to these investments by placing such investments with various issuers and financial institutions.

     The Company sells its product to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

     INVENTORIES -- Inventories are valued at standard costs that approximate actual costs, but not in excess of market. Cost is determined on a first-in, first-out basis. Market is based on estimated net realizable value. The components of inventories are as follows:

                                                     DECEMBER 29,    DECEMBER 30,
                                                         1997            1996
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Raw materials......................................    $17,900         $12,214
Work-in-process....................................     35,281          27,765
Finished goods.....................................     23,744          13,128
                                                       -------         -------
          Total....................................    $76,925         $53,107
                                                       =======         =======

                       CYPRESS SEMICONDUCTOR CORPORATION

     PROPERTY, PLANT, AND EQUIPMENT -- Property, plant, and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, or lease term if less than useful life. Accelerated methods of computing depreciation are used for tax purposes. The components of property, plant, and equipment are as follows:

                                          USEFUL
                                           LIVES      DECEMBER 29,    DECEMBER 30,
                                         IN YEARS         1997            1996
                                         ---------    ------------    ------------
                                                             (IN THOUSANDS)
Land...................................                $  12,922       $  12,546
Equipment..............................     3 to 5       726,363         641,612
Buildings and leasehold improvements...    7 to 10        69,340          70,673
Furniture and fixtures.................          5         6,543           7,568
                                                       ---------       ---------
                                                         815,168         732,399
Accumulated depreciation and
  amortization.........................                 (372,507)       (294,833)
                                                       ---------       ---------
          Total........................                $ 442,661       $ 437,566
                                                       =========       =========

     LONG-LIVED ASSETS -- Long-lived assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, all long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less selling costs.

     INCOME TAXES -- The Company follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     EARNINGS PER SHARE -- The Company adopted Statement of Accounting Standard No. 128 ("FAS 128), Earnings Per Share ("EPS"), which was issued in February 1997. FAS 128 requires presentation of both basic and diluted EPS on the income statement. For all periods presented, basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period.

     TRANSLATION OF FOREIGN CURRENCIES -- The Company uses the U.S. dollar as its functional currency for all foreign subsidiaries. Sales to customers are primarily denominated in U.S. dollars, and foreign currency translation gains and losses have not been material in any year.

     ACCOUNTING FOR STOCK-BASED COMPENSATION -- The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 5.

     RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Comprehensive income as defined includes all changes in equity (net assets) during the period from

                       CYPRESS SEMICONDUCTOR CORPORATION
non-owner sources. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt FAS 130 in its 1998 annual report.

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

NOTE 2: RESTRUCTURING AND OTHER NON-RECURRING COSTS

     In the third quarter of 1996, the Company recorded a pre-tax restructuring and other non-recurring benefit of $7.0 million. A majority of the benefit was derived from the reversal of the $17.8 million reserve established in 1995 related to the Texas Instruments ("TI") patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals affirmed the earlier decision of the trial court that the Company did not infringe on either of the patents in the suit. In September 1996, the Court decided that it would not hear any appeal filed by the plaintiff regarding this matter and as a result of this ruling, the Company reversed the $17.8 million reserve it established in 1995. In December 1996, TI filed a petition of certiorari in the United States Supreme Court. In June 1997, the United States Supreme Court denied TI's petition of certiorari. Accordingly, adjudication of the case is now final. During the third quarter of 1996, the Company also announced a restructuring of its San Jose wafer fabrication facility, from a production wafer fabrication plant to predominantly a research and development wafer fabrication facility. As a result of this restructuring, the Company recorded a pre-tax charge of $9.1 million, $5.9 million relating to the write-down of certain excess equipment and the transfer of certain other equipment to its Texas and Minnesota production wafer fabrication facilities, and $3.2 million relating to severance and other cash related restructuring charges. In September 1996, the Company also recorded a one-time, pre-tax credit of $3.3 million related to the insurance reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was approximately offset by other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters. In 1997, substantially all the reserve was used for the purpose for which they were originally intended resulting in a remaining balance of $1.7 million at December 29, 1997. For discussion of restructuring activity subsequent to year end, see Note 9.

NOTE 3: CONVERTIBLE SUBORDINATED NOTES

     In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes which was effective as of March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into the Company's common stock, increasing the amount of common stock outstanding by 6,789,013 shares. As a result of holders electing the cash settlement, the Company paid out $14.3 million.

     In September 1997, the Company completed a $175.0 million private placement of 5-year Convertible Subordinated Notes. The notes are due in the year 2002, with a coupon rate of 6.0% and an initial conversion premium of 48.2%. The notes are convertible into approximately 7,408,000 shares of common stock and are callable by the Company three years after the date of issuance. Net proceeds were $170.2 million, after issuance costs of $4.8 million.

                       CYPRESS SEMICONDUCTOR CORPORATION

NOTE 4: EARNINGS PER SHARE

     FAS 128 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                                  1997                           1996                           1995
                                      ----------------------------   ----------------------------   -----------------------------
                                                         PER-SHARE                      PER-SHARE                       PER-SHARE
                                      INCOME    SHARES    AMOUNT     INCOME    SHARES    AMOUNT      INCOME    SHARES    AMOUNT
                                      -------   ------   ---------   -------   ------   ---------   --------   ------   ---------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Basic EPS:
  Net income........................  $18,419   87,888     $0.21     $53,029   80,241     $0.66     $102,477   81,748     $1.25
                                                           =====                          =====                           =====
Effects of Dilutive Securities:
  Stock Options.....................             4,885                          3,423                           7,621
  Convertible Debentures............    1,130    1,875                 3,700    7,940                  3,614    7,940
                                      -------   ------               -------   ------               --------   ------
Diluted EPS:
  Net income........................  $19,549   94,648     $0.21     $56,729   91,604     $0.62     $106,091   97,309     $1.09
                                      =======   ======     =====     =======   ======     =====     ========   ======     =====

     Options to purchase 5,696,000 shares of common stock were outstanding at December 29, 1997, but were not included in the computation of diluted EPS as their average exercise price was higher than the average market price of the stock. Convertible debentures outstanding at December 29, 1997 convertible to 7,408,000 shares of common stock were also excluded from diluted EPS as their effect was anti-dilutive.

NOTE 5: COMMON STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

  1994 Stock Option Plan

     In 1994, the Company adopted the 1994 Stock Option Plan, which replaced the Company's 1985 Incentive Stock Option Plan and the 1988 Directors' Stock Option Plan (the "Terminated Plans") with respect to future option grants. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of the Company or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted under the 1994 Stock Option Plan is typically equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan includes shares that remained available under the Terminated Plans and provides for an annual increase in shares available for issuance pursuant to non-statutory stock options equal to 4.5% of the Company's outstanding common stock at the end of each fiscal year.

     In October 1996, substantially all outstanding options with a share price in excess of $11.00 per share were cancelled and replaced with new options having an exercise price of $11.00 per share. A total of 7,083,312 options were repriced. In January 1998, substantially all outstanding stock options with an exercise price in excess of $9.75 per share were cancelled and replaced with new options having an exercise price of $9.75 per share, the fair market value on the date that the employees accepted the repricing. A total of 10,463,688 shares were repriced. This repricing excluded the Board of Directors, the Chief Executive Officer and the Executive staff of the Company.

                       CYPRESS SEMICONDUCTOR CORPORATION

     The following table summarizes the Company's stock option activity and related weighted average exercised price for each category for the years ended December 29, 1997, December 30, 1996 and January 1, 1996. The weighted average exercise price for each category presented is also shown in the table below.

                  SHARES UNDER OPTION AND AVAILABLE FOR GRANT

                                             1997                1996                1995
                                       ----------------    ----------------    ----------------
                                       SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                       ------    ------    ------    ------    ------    ------
                                                   (SHARE INFORMATION IN THOUSANDS)
Options outstanding, beginning of
  year...............................  21,013    $ 8.94    19,448    $ 9.81    18,972    $ 5.92
Options cancelled....................  (1,461)   $11.13    (8,855)   $14.71    (1,292)   $16.05
Options granted......................   5,497    $12.64    12,202    $11.23     7,504    $16.82
Options exercised....................  (2,772)   $ 7.62    (1,782)   $ 5.38    (5,736)   $ 4.81
                                       ------              ------              ------
Options outstanding, end of year.....  22,277    $ 9.86    21,013    $ 8.94    19,448    $ 9.81
                                       ======    ======    ======    ======    ======    ======
Options exercisable at December
  1997...............................  10,447    $ 7.88
                                       ======    ======

     All options were granted at an exercise price equal to the market value of the Company's stock at the date of grant. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in 1997, 1996 and 1995 was $6.07, $3.14 and $7.49 per option, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards;

                                                   1997       1996       1995
                                                  -------    -------    -------
Expected life...................................  6 years    6 years    6 years
Risk-free Interest Rate.........................    6.63%      6.04%      6.28%
Volatility......................................    .5529      .5582      .5559
Dividend Yield..................................    0.00%      0.00%      0.00%

     Significant option groups outstanding as of December 29, 1997 and the related weighted average exercise price and contractual life information are as follows (share information in thousands):

  OPTIONS WITH               OUTSTANDING                 EXERCISABLE             REMAINING
    EXERCISE             --------------------        --------------------          LIFE
PRICES RANGE FROM        SHARES        PRICE         SHARES        PRICE          (YEARS)
-----------------        ------        ------        ------        ------        ---------
$ 1.00 - $ 6.75          4,472         $ 4.87        4,416         $ 4.85          4.23
$ 6.76 - $10.75          4,695         $ 9.10        2,725         $ 8.61          7.13
$10.76 - $11.00          7,243         $11.00        2,973         $11.00          8.04
$11.01 - $11.56          3,287         $11.56           84         $11.55          9.78
$11.57 - $17.56          2,580         $14.56          250         $14.98          9.14

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

     In 1986, the Company approved an Employee Qualified Stock Purchase Plan ("ESPP"), which allows eligible employees of the Company and its subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the

                       CYPRESS SEMICONDUCTOR CORPORATION
date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as employee's the enrollment price multiplied by purchased shares). Of the 7,600,000 shares authorized under the ESPP, 6,430,146 shares were issued through 1997 including, 541,055, 652,157 and 582,432, shares in 1997, 1996, and 1995, respectively.

     Compensation costs (included in pro forma net income and net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

                                              1997        1996        1995
                                            --------    --------    --------
Expected life.............................  6 months    6 months    6 months
Risk-free Interest Rate...................     5.80%       5.98%       5.45%
Volatility................................     .5861       .5882       .5275
Dividend Yield............................     0.00%       0.00%       0.00%

     The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase stock under the ESPP granted in 1997, 1996 and 1995 were $5.49, $5.37 and $10.15 per share, respectively.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1994 Stock Option Plan and its Employee Stock Purchase Plan, the Company's pro forma net income (loss) and earnings per share for the years ended December 29, 1997, December 30, 1996 and January 1, 1996 would have been as follows:

                                                 1997           1996           1995
                                              ----------     ----------     ----------
                                              (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Pro forma net income (loss):
  Basic.....................................   $(6,431)       $32,490        $92,814
  Diluted...................................   $(6,431)       $36,190        $96,427
Pro forma net income (loss) per share:
  Basic.....................................   $ (0.07)       $  0.40        $  1.14
  Diluted...................................   $ (0.07)       $  0.40        $  1.01

     The pro forma effect on net income (loss) and net income (loss) per share for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in the future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995.

TREASURY STOCK

     In October 1997, the Board of Directors authorized the repurchase of up to
2.0 million shares of the Company's common stock. In December 1997, the Board of Directors approved the repurchase of an additional 2.0 million shares. As of December 29, 1997, the Company repurchased 515,800 shares of its common stock for $5.3 million. The shares purchased are expected to be issued in conjunction with the Company's 1994 Stock Option Plan and ESPP.

     In conjunction with the authorized stock repurchase program, the Company sold put warrants through private placements for which the Company received $2.8 million which has been recorded as additional paid in capital. The Company has a maximum potential obligation to purchase 3.0 million shares of its common stock at an aggregate price of $32.4 million as of December 29, 1997. The puts have various expiration periods from January 1998 through October 1998. The Company has the right to settle the put warrants with cash or settle

                       CYPRESS SEMICONDUCTOR CORPORATION
the difference between the exercise price and the fair market value at the exercise date with stock or cash. The intent of the Company is to settle these put warrants with stock, and therefore, no amount was classified out of stockholders' equity in the accompanying consolidated balance sheet.

     In November 1995, the Board of Directors authorized the repurchase of $50.0 million of the Company's common stock. In the first quarter of 1996, the Board approved to increase the amount authorized to approximately $70.0 million. The Company completed the stock purchase program by purchasing 2.8 million shares for $32.9 million in 1996 and 2.7 million shares for $37.9 million in 1995. The shares purchased are being used in conjunction with the Company's 1994 Stock Option Plan and ESPP.

OTHER EMPLOYEE BENEFIT PLANS

     The Company also maintains a Section 401(k) Plan, New Product Bonus Plan, and Key Employee Bonus Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 20% of their eligible earnings to the Plan Trust.

     Under the New Product Bonus Plan effective for 1997, all qualified employees are provided bonus payments, which are based on the Company attaining certain levels of new product revenue, plus attaining certain levels of profitability. In 1997, $475,000 was charged to operations in connection with the New Product Bonus Plan. In 1996 and 1995, under the Profit Sharing Plan, all qualified employees were provided an equal share of bonus payments which were based on the Company achieving a targeted level of earnings per share. In 1995, $7,575,000 was charged to operations in connection with the Profit Sharing Plan. There were no charges to operations in connection with the Profit Sharing Plan in 1996.

     In 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Company and individual performance targets. In 1995, $4,937,000 was charged to operations in connection with this Plan. In 1997 and 1996, there were no charges to operations in connection with this Plan.

NOTE 6: INCOME TAXES

     The components of the provision for income taxes are summarized below. Income before taxes is principally attributed to domestic operations.

                                                              YEAR ENDED
                                              ------------------------------------------
                                              DECEMBER 29,    DECEMBER 30,    JANUARY 1,
COMPONENTS OF THE PROVISION FOR INCOME TAXES      1997            1996           1996
--------------------------------------------  ------------    ------------    ----------
                                                            (IN THOUSANDS)
Income before provision for taxes.........      $ 24,032        $83,505        $161,384
Current tax expense:
  U.S. Federal............................       (10,483)        21,481          60,163
  State and local.........................         1,418          1,706           6,988
  Foreign.................................           500          1,073             220
                                                --------        -------        --------
          Total current...................        (8,565)        24,260          67,371
Deferred tax expense (benefit):
  U.S. Federal............................        16,033          5,559          (7,849)
  State and local.........................        (1,855)           657            (615)
Total deferred............................        14,178          6,216          (8,464)
                                                --------        -------        --------
          Total...........................      $  5,613        $30,476        $ 58,907
                                                ========        =======        ========

                       CYPRESS SEMICONDUCTOR CORPORATION

     The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income before taxes as shown below.

                                                          YEAR ENDED
                                          ------------------------------------------
                                          DECEMBER 29,    DECEMBER 30,    JANUARY 1,
        TAX PROVISION DIFFERENCE              1997            1996           1996
        ------------------------          ------------    ------------    ----------
                                                        (IN THOUSANDS)
Statutory rate..........................        35%             35%            35%
                                            -------         -------        -------
Tax at U.S. statutory rate..............    $ 8,411         $29,227        $56,487
Foreign Earnings........................     (1,151)             --             --
State income taxes, net of federal
  benefit...............................        922           1,536          4,142
Tax credits.............................     (2,274)             --         (1,013)
Net Foreign Sales Corporation (FSC)
  benefit...............................        (78)         (1,548)          (479)
Benefit of tax free investments.........       (482)           (998)        (2,259)
Other, net..............................        265           2,259          2,029
                                            -------         -------        -------
          Total.........................    $ 5,613         $30,476        $58,907
                                            =======         =======        =======

     The components of the net deferred tax assets at December 29, 1997 and December 30, 1996, under SFAS 109 were as follows:

                                                     DECEMBER 29,    DECEMBER 30,
                                                         1997            1996
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Deferred tax assets:
Deferred income on sales to distributors...........    $  9,773        $  9,667
Inventory reserves and basis differences...........      12,596          13,794
Restructuring and legal reserves...................           9           1,167
Asset valuation and other reserves.................      12,670          13,511
State tax, net of federal tax......................         421             522
R & D tax credits..................................       4,177              --
Other, net.........................................       1,122           1,472
                                                       --------        --------
          Total deferred tax assets................      40,768          40,133
                                                       --------        --------
Deferred tax liabilities:
Excess of tax over book depreciation...............     (40,355)        (25,568)
Other, net.........................................      (1,210)         (1,184)
          Total deferred tax liabilities...........     (41,565)        (26,752)
                                                       --------        --------
Net deferred tax assets (liabilities)..............    $   (797)       $ 13,381
                                                       ========        ========

     Other current assets include current deferred tax assets of $35,573,000 at December 29, 1997, and $34,900,000 at December 30, 1996, respectively.

     The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduced taxes currently payable by $7.0 million in 1997.

NOTE 7: COMMITMENTS AND CONTINGENCIES

  Operating Lease Commitments

     The Company leases most of its manufacturing and office facilities under non-cancelable operating lease agreements that expire at various dates through 2004. These leases require the Company to pay taxes,

                       CYPRESS SEMICONDUCTOR CORPORATION
insurance, and maintenance expenses, and provide for renewal options at the then fair market rental value of the property.

     In April 1997, the Company sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing ("Fleet") in a sale-leaseback agreement. In October 1997, the Company entered into a similar agreement with Comdisco, Inc. ("Comdisco") for other capital equipment located in Minnesota. The Company received a total of $28.2 million from Fleet and Comdisco in exchange for the capital equipment and as a result of the transactions, recorded an immaterial gain that will be amortized over the life of the leases.

     In 1994 and 1995, the Company entered into three operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota, respectively. In April 1996, the Company entered into an additional lease agreement related to two office facilities in San Jose. These agreements require quarterly payments that vary based on the London interbank offering rate ("LIBOR"), plus a spread. All leases provide the Company with the option of either acquiring the property at its original cost or arranging for the property to be acquired at the end of the respective lease terms. The Company is contingently liable under certain first-loss clauses for up to $52.9 million at December 29, 1997. Based on management's estimate of the fair value of the properties, no liability was recorded at December 29, 1997. Furthermore, the Company is required to maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. As of December 29, 1997, the amount of restricted cash or investments recorded was $60.1 million, which is in compliance with these agreements. These restricted cash or investments are classified as non-current assets on the balance sheet.

     The aggregate annual rental commitments under non-cancelable operating leases as of December 29, 1997, are:

           FISCAL YEAR
           -----------            (IN THOUSANDS)
1998.............................    $16,251
1999.............................     14,734
2000.............................      8,274
2001.............................      4,165
2002.............................      3,232
2003 and thereafter..............      7,420
                                     -------
     Total.......................    $54,076
                                     =======

     Rental expense was approximately $13,936,000 in 1997, $7,708,000 in 1996, and $5,995,000 in 1995.

  Line of Credit

     In July 1996, the Company established a three-year, $100-million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The applicable interest rate for usage under this agreement is a graduated scale of LIBOR, plus a spread. The agreement contains certain financial and other covenants including limitation on indebtedness, liens, disposition of assets, consolidations and mergers, investments and contingent obligations, and maintenance of a certain leverage ratio, consolidated tangible net worth, quick ratio and adjusted EBIT/fixed charge coverage ratio. In September 1996, the Company borrowed $49.0 million against the line of credit that remained outstanding until November 1997. At December 29, 1997 there were no borrowings against the line of credit. Any balance borrowed will be due three years from the date of the agreement.

                       CYPRESS SEMICONDUCTOR CORPORATION

 Litigation And Asserted Claims

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

     In June 1997, the Company commenced a declaratory judgement action in the United States District Court for the District of Nevada against the Li Second Family Trust (the "Trust") asking for declaratory relief to the effect that a U.S. patent relating to a portion of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by the Company. The Trust has counterclaimed for patent infringement on the same patent alleging such patent covers oxide-isolated integrated circuits. In correspondence, attorneys for the Trust have argued that such patent "is applicable to NMOS, CMOS, Bipolar, BiCMOS and other technologies". In December 1997, in a related case, the Federal Court for the Eastern District of Virginia preliminarily ruled that Dr. Li's patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal as been filed as of March 17, 1998. The Company believes it has meritorious defenses to the counterclaim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, the Company's business, financial condition and results of operations could be materially and adversely affected.

     In May 1995, in a case before the U.S. District Court in Dallas, Texas, a jury delivered a verdict of $17.8 million against the Company in a patent infringement lawsuit filed by Texas Instruments ("TI"). In August 1995, the judge reversed the decision, stating TI failed to prove that the Company infringed on TI's patents covering the plastic encapsulation process used to package semiconductor devices. In July 1996, the Federal Circuit Court of Appeals affirmed the decision of the trial court that the Company did not infringe on either of the patents in the suit. In September 1996, the Court denied TI's motion for reconsideration, and as a result of that ruling, the Company reversed the $17.8 million reserve recorded in March 1995 with respect to this lawsuit. In December 1996, TI filed a petition of certiorari with the United States Supreme Court. In June 1997, the United States Supreme Court denied TI's petition of Certiorari. Accordingly, adjudication of the case is now final.In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company is in the process of reviewing the charges to determine the validity of the suit. Should the estate file suit, the Company will vigorously defend itself in this matter and based upon the inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

  Purchase Commitments

     At December 29, 1997, the Company had purchase commitments aggregating $71.4 million, principally for manufacturing equipment and facilities. These commitments were made for purchases in 1998.

                       CYPRESS SEMICONDUCTOR CORPORATION

NOTE 8: RELATED PARTIES

     During 1990, the Company made a cost-basis investment of $1.0 million in Vitesse Semiconductor ("Vitesse") stock. In February 1997, the Company sold its remaining investment and recorded a gain of $3.8 million in other income. The Company's chairman, a board member, and its president are members of the Vitesse Board of Directors.

     Between 1992 and 1995, the Company made cost-basis investments in QuickLogic Corporation ("QuickLogic") Series D and E preferred stock. In June 1996, the Company received $4.5 million from Quicklogic, the original intent of which was to obtain a minority interest in CTI and to secure guaranteed fab capacity. The Company classified the $4.5 million as other long-term liabilities in 1996 awaiting final negotiation of the terms and transaction approval from Altera, an existing minority interest shareholder. In March 1997, the Company signed a definitive agreement with QuickLogic Corporation involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, the Company ceased development, marketing and selling of antifuse-based FPGA products. In return, QuickLogic paid $4.5 million, which represented $3.5 million of NRE revenue related to the sale of technology rights and $1.0 million of compensation for inventory and other assets, increased the Company's equity position in the privately-held QuickLogic to greater than 20%. The $4.5 million cash consideration represented the payment the Company received in June 1996. The Company also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. Revenues and net income contributed by the FPGA product line during 1997, 1996 and 1995 were not significant. The Company is using the equity method of accounting to record its investment in QuickLogic. The Company's share of QuickLogic's loss recorded in 1997 was not significant.

     The Company recorded sales to QuickLogic of $11.7 million, $8.2 million, and $5.8 million in 1997, 1996, and 1995, respectively, and at fiscal years-end 1997, 1996, and 1995, the Company had a receivable due from QuickLogic of $1.5 million, $1.4 million, and $0.7 million, respectively. Under certain circumstances, the Company may make additional investments in QuickLogic. The Company's chairman's venture capital firm is an investor in QuickLogic and is represented on the Board of Directors.

NOTE 9: SUBSEQUENT EVENTS

     On March 9, 1998, the Company announced a restructuring plan for which it will incur charges in the quarter ended March 30, 1998, for the write-down and write-off of manufacturing facilities, equipment and improvements; operating costs attributable to the closure and consolidation of manufacturing facilities; consolidation of test facilities; write-down of non-usable assembly inventory in the Thai test facility; the severance of manufacturing and other personnel and other costs.

     The Company plans to shut down its six-inch, 0.6 micron wafer fabrication plant, Fab III, in Bloomington, Minnesota and move all production to its eight-inch, 0.35 micron fab, Fab IV, also in Minnesota. The adjustments from this decision relate primarily to the carrying value of manufacturing assets. As a result of developments in the semiconductor industry, such as decreasing average selling prices, particularly in its largest product line, Memory Products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes indicated that the carrying value of these selected older assets may not be recoverable. The fair value of such manufacturing assets was based primarily upon third party estimates of fair value. The impairment charge relates to those assets that cannot be upgraded to eight-inch capability for use in Fab IV.

     Fab II, located in Round Rock, Texas has been used in the manufacture of wafers for the Datacommunication, Programmable Logic and Computer Products divisions. A decision has been made to discontinue

                       CYPRESS SEMICONDUCTOR CORPORATION
producing SRAMs in Texas. Costs associated with this decision include severance payments for approximately 100 employees, a write-down in the valuation of equipment which cannot be used elsewhere and related costs.

     The Company uses a third party subcontractor, located in Thailand, for a portion of its test manufacturing. The Company plans to consolidate the Thai test manufacturing operation into its subsidiary operation located in the Philippines. Costs associated with this include severance payments, write-off of non-usable assembly inventory and the write-down of equipment that the Company will not be able to use in its Manila plant.

     The decision to centralize most of the wafer production in an eight-inch fab caused the Company to make a decision to upgrade its R&D wafer fab, Fab I, located in San Jose, California, from six-inch to eight-inch to ensure compatibility. The charges associated with this move include facility write-downs and disposal of certain six-inch manufacturing equipment.

     Costs associated with all the above decisions amount to approximately $63.0 million.

     Separately, the Company will record charges of approximately $22.0 million relating to the write-off of certain equity investments and additional inventory reserves relating to the ongoing industry over-supply and continued inventory corrections by end user customers.

     The Company sold additional put warrants through private placements through February 26, 1998. As of March 17, 1998, the Company has a maximum potential obligation to purchase 4.5 million shares of its common stock at an aggregate price of $44.9 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
CYPRESS SEMICONDUCTOR CORPORATION:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 44 present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at December 29, 1997 and December 30, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 20, 1998, except as to Note 9,
which is as of March 6, 1998

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                THREE MONTHS ENDED
                                              ------------------------------------------------------
                                              DECEMBER 29,    SEPTEMBER 29,    JUNE 30,    MARCH 31,
                                                  1997            1997           1997        1997
                                              ------------    -------------    --------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................    $134,134        $146,081       $138,142    $125,999
Gross profit................................      39,596          52,736         51,455      43,650
Net income..................................         108           7,210          6,140       4,960
Net income per share
  Basic.....................................    $   0.00        $   0.08       $   0.07    $   0.06
                                                ========        ========       ========    ========
  Diluted...................................    $   0.00        $   0.08       $   0.07    $   0.06
                                                ========        ========       ========    ========

                                                               THREE MONTHS ENDED
                                              -----------------------------------------------------
                                              DECEMBER 30,    SEPTEMBER 30,    JULY 1,     APRIL 1,
                                                  1996            1996           1996        1996
                                              ------------    -------------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................    $113,103        $109,647       $135,464    $170,171
Gross profit................................      37,880          28,572         63,449      93,310
Net income..................................       1,304             583         16,865      34,277
Net income per share
  Basic.....................................    $   0.02        $   0.01       $   0.21    $   0.43
                                                ========        ========       ========    ========
  Diluted...................................    $   0.02        $   0.01       $   0.19    $   0.39
                                                ========        ========       ========    ========

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal One-Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 29, 1997, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

                                                                       PAGE
                                                                       ----
    (1)  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 29, 1997 and
         December 30, 1996...........................................   25
         Consolidated Statements of Operations for the three years
         ended December 29, 1997.....................................   26
         Consolidated Statements of Stockholders' Equity for the
         three years ended December 29, 1997.........................   27
         Consolidated Statements of Cash Flows for the three years
         ended December 29, 1997.....................................   28
         Notes to Consolidated Financial Statements..................   29
         Report of Independent Accountants...........................   42

    (2)  FINANCIAL STATEMENT SCHEDULE

         Schedule II -- Valuation and qualifying accounts and
         reserves....................................................   47

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS

        EXHIBIT
        NUMBER                               DESCRIPTION
        -------                              -----------
         3.1(1)      Restated Certificate of Incorporation, as amended.
         3.2(2)      Certificate of Amendment of Restated Certificate of
                     Incorporation, as amended.
         3.3(1)      Bylaws, as amended
         4.1(5)      Lease dated April 12, 1996 between the Company and BNP
                     Leasing Corporation.
         4.2(5)      Credit Agreement dated July 24, 1996 between the Company and
                     Bank of America National Trust.
         4.3(5)      First Amendment to Credit Agreement dated October 10, 1996 between the Company and Bank of America National Trust.
        4.4(5)       Second Amendment to Credit Agreement dated October 10, 1996 between the Company and Bank of America National Trust
         4.5(6)      Indenture dated as of September 15, 1997, between the
                     Company and State Street Bank and Trust Company of
                     California, N.A. as Trustee, including the form of note.
        10.1(1)(7)   Form of Indemnification Agreement.
        10.2(3)(7)   1994 Stock Option Plan
        10.3(4)(7)   Employee Qualified Stock Purchase Plan, as amended.
        10.4(7)      Bialek Consulting Agreement.
        10.5(7)      Cypress Semiconductor Corporation 1997 Key Employee Bonus
                     Plan Agreement.
        21.1         Subsidiaries of the Company
        23.1         Consent of Independent Accountants
        24.1         Power of Attorney (see page 46)
        27.1         Financial Data Schedule

---------------
(1) Previously filed as an exhibit to Registration Statement on Form S-1 (No. 33-12153) which became effective on March 4, 1987 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1992.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1994.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1995.

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1996.

(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 dated December 19, 1997.

(7) Management compensatory plan, contract or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 26th day of March 1998.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                    /s/ T.J. RODGERS                       President, Chief Executive    March 26, 1998
--------------------------------------------------------      Officer and Director
                      T.J. Rodgers                        (Principal Executive Officer)

                 /s/ EMMANUEL HERNANDEZ                      Chief Financial Officer     March 26, 1998
--------------------------------------------------------   Vice President, Finance and
                   Emmanuel Hernandez                       Administration (Principal
                                                            Financial and Accounting
                                                                    Officer)

                  /s/ PIERRE R. LAMOND                      Chairman of the Board of     March 26, 1998
--------------------------------------------------------            Directors
                    Pierre R. Lamond

                   /s/ FRED B. BIALEK                               Director             March 26, 1998
--------------------------------------------------------
                     Fred B. Bialek

                   /s/ ERIC BENHAMOU                                Director             March 26, 1998
--------------------------------------------------------
                     Eric Benhamou

                   /s/ JOHN C. LEWIS                                Director             March 26, 1998
--------------------------------------------------------
                     John C. Lewis

                           SEMICONDUCTOR CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                  CHARGED TO     CHARGED TO
                                   BEGINNING        COSTS          OTHER                      ENDING
           DESCRIPTION              BALANCE      AND EXPENSES     ACCOUNTS    DEDUCTIONS     BALANCE
           -----------             ----------    ------------    ----------   ----------    ----------
1995
Allowance for sales returns and
  doubtful accounts..............  $1,393,000     $1,400,000      $85,000     $ (50,000)    $2,828,000
1996
Allowance for sales returns and
  doubtful accounts..............  $2,828,000     $1,779,000      $    --     $(720,000)    $3,887,000
1997
Allowance for sales returns and
  doubtful accounts..............  $3,887,000     $       --      $    --     $(363,000)    $3,524,000