Form 10-K/A
period 1997-12-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-04-16
CIK 791915

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1
                                      TO
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

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

================================================================================

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (3) EXHIBITS

        EXHIBIT
        NUMBER                               DESCRIPTION
        -------                              -----------
         3.1(1)      Restated Certificate of Incorporation, as amended.
         3.2(2)      Certificate of Amendment of Restated Certificate of
                     Incorporation, as amended.
         3.3(1)      Bylaws, as amended
         4.1(5)      Lease dated April 12, 1996 between the Company and BNP
                     Leasing Corporation.
         4.2(5)      Credit Agreement dated July 24, 1996 between the Company and
                     Bank of America National Trust.
         4.3(5)      First Amendment to Credit Agreement dated October 10, 1996 between the Company and Bank of America National Trust.
         4.4(5)      Second Amendment to Credit Agreement dated October 10, 1996 between the Company and Bank of America National Trust
         4.5(6)      Indenture dated as of September 15, 1997, between the
                     Company and State Street Bank and Trust Company of
                     California, N.A. as Trustee, including the form of note.
        10.1(1)(7)   Form of Indemnification Agreement.
        10.2(3)(7)   1994 Stock Option Plan
        10.3(4)(7)   Employee Qualified Stock Purchase Plan, as amended.
        10.4(7)(8)   Bialek Consulting Agreement.
        10.5(7)(8)   Cypress Semiconductor Corporation 1997 Key Employee Bonus
                     Plan Agreement.
        21.1(8)      Subsidiaries of the Company
        23.1(8)      Consent of Independent Accountants
        24.1(8)      Power of Attorney
        27.1(8)      Financial Data Schedule
        27.2(8)      Restated Financial Data Schedule
        27.3         Restated Financial Data Schedule
        27.4(8)      Restated Financial Data Schedule

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

(8) Previously filed.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 9th day of April 1998.

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


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to report has been signed by the following persons in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                           *                               President, Chief Executive     April 9, 1998
--------------------------------------------------------      Officer and Director
                      T.J. Rodgers                        (Principal Executive Officer)

                 /s/ EMMANUEL HERNANDEZ                      Chief Financial Officer      April 9, 1998
--------------------------------------------------------   Vice President, Finance and
                   Emmanuel Hernandez                       Administration (Principal
                                                            Financial and Accounting
                                                                    Officer)

                           *                                Chairman of the Board of      April 9, 1998
--------------------------------------------------------            Directors
                    Pierre R. Lamond

                           *                                        Director              April 9, 1998
--------------------------------------------------------
                     Fred B. Bialek

                           *                                        Director              April 9, 1998
--------------------------------------------------------
                     Eric Benhamou

                           *                                        Director              April 9, 1998
--------------------------------------------------------
                     John C. Lewis


* By: /s/ EMMANUEL HERNANDEZ
      --------------------------------------------------
      Emmanuel Hernandez, Attorney-in-Fact



