Form 10-Q
period 1998-03-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-05-14
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________to__________.

Commission file number 1-10079
                       -------

                       CYPRESS SEMICONDUCTOR CORPORATION
------------------------------------------------------------------------------

              (Exact name of registrant as specified in its charter)

            Delaware                                     94-2885898
   ----------------------------                 ---------------------------
   (State or other jurisdiction                       (I.R.S. employer
       of incorporation or                           identification No.)
          organization)

         3901 North First Street, San Jose, California      95134-1599
------------------------------------------------------------------------------
           (address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (408) 943-2600
                                                    ----------------

                                 NOT APPLICABLE
------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  March 30, 1998 (all one class):  90,919,000
                  --------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended March 30, 1998

                                     Index


Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages   3 - 11
Item 2.  Management's Discussion and Analysis                  Pages  12 - 18


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  19
Item 6.  Exhibits and Reports on Form 8-K                      Page  19

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                      Mar. 30,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $  137,058   $ 151,725
  Short-term investments                                 61,083      49,836
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            198,141     201,561
  Accounts receivable, net of allowances of
      $1,093 at March 30, 1998 and $3,524 at
      December 29, 1997                                  59,140      67,854
  Inventories                                            64,983      76,925
  Other current assets                                   63,153      51,740
                                                     ----------  ----------
       Total current assets                             385,417     398,080
Property, plant and equipment (net)                     396,177     442,661
Other assets, including restricted investments of
 $60,058 and $60,112 and long-term marketable
 securities of $32,362 and $42,146, at
 March 30, 1998 and December 29, 1997, respectively.     98,992     115,529
                                                     ----------  ----------
         Total assets                                $  880,586  $  956,270
                                                     ==========  ==========




















                                       3






                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                      Mar. 30,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   65,220  $   60,857
  Accrued liabilities                                    38,026      21,472
  Deferred income on sales to distributors               10,105       9,636
  Income taxes payable                                       --       1,088
                                                     ----------  ----------
       Total current liabilities                        113,351      93,053
Convertible subordinated notes                          175,000     175,000
Deferred income taxes                                    36,070      36,070
Other long-term liabilities, including minority
 interest                                                 8,350       8,671
                                                     ----------  ----------
         Total liabilities                              332,771     312,794
                                                     ----------  ----------

 Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 98,147,000 issued;
    90,919,000 and 90,684,000 outstanding                 1,015       1,015
  Additional paid-in capital                            438,316     430,682
  Retained earnings                                     232,721     333,910
                                                     ----------  ----------
                                                        672,052     765,607
  Less shares of common stock held in
    treasury, at cost: 7,228,000 at March 30, 1998
    and 7,463,000 at December 29, 1997                 (124,237)   (122,131)
                                                     ----------  ----------
       Total stockholders' equity                       547,815     643,476
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  880,586  $  956,270
                                                     ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                                       4

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                Three Months Ended
                                              ----------------------
                                               Mar. 30,    Mar. 31,
                                                 1998        1997
                                              ----------  ----------
Revenues                                      $  116,953  $  125,999
                                              ----------  ----------
Costs and expenses:
  Cost of revenues                               114,382      82,349
  Research and development                        24,488      21,023
  Selling, general and administrative             22,196      17,564
  Restructuring costs (Note 4)                    65,099          --
                                              ----------  ----------
     Total operating costs and expenses          226,165     120,936
                                              ----------  ----------
Operating income (loss)                         (109,212)      5,063
Interest expense                                  (2,842)     (2,316)
Interest and other income                            102       4,826
                                              ----------  ----------
Income (loss) before income taxes               (111,952)      7,573
(Provision) benefit for income taxes              10,763      (2,613)
                                              ----------  ----------
Net income (loss)                             $ (101,189) $    4,960
                                              ==========  ==========

Net income (loss) per share:

    Basic                                     $    (1.11) $     0.06
    Diluted                                   $    (1.11) $     0.06

Weighted average common and
  common equivalent shares
  outstanding:

    Basic                                         91,068      81,838
    Diluted                                       91,068      94,489


     See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                       ----------------------
                                                        Mar. 30,    Mar. 31,
                                                          1998        1997
                                                       ----------  ----------
Cash flows from operating activities:
 Net income (loss)                                     $ (101,189) $    4,960
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           29,180      27,639
   Restructuring charges                                   65,099          --
   Other non-recurring costs                                8,827          --
   Non-cash interest and amortization of debt
    issuance costs                                          2,873         951
   Changes in operating assets and liabilities:
    Receivables                                             8,905      (7,642)
    Inventories                                            11,942      (7,066)
    Other assets                                           (2,054)      7,038
    Accounts payable and accrued liabilities               (1,858)     (3,104)
    Deferred income                                           469        (565)
    Income taxes payable and deferred income taxes         (1,088)      8,929
                                                       ----------  ----------
Net cash generated by operations                           21,106      31,140
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (11,247)    (55,628)
  Acquisition of property, plant and equipment            (29,734)    (30,021)
                                                       ----------  ----------
Net cash used for investing activities                    (40,981)    (85,649)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                               (2,106)         --
  Borrowings from line of credit                               --      50,999
  Redemption of Convertible debt                               --     (14,331)
  Issuance of common stock                                  7,634       4,055
  Other long-term liabilities, including minority
    interest                                                 (320)     (4,403)
                                                       ----------  ----------
Net cash generated by financing activities                  5,208      36,320
                                                       ----------  ----------
Net decrease in cash and cash equivalents                 (14,667)    (18,189)
Cash and cash equivalents, beginning of year              151,725      20,119
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $  137,058 $    1,930
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Interim Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 1997 included in the Company's 1997 Annual Report on Form 10-K.

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three-month period ended March 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

                                               Mar. 30,    Dec. 29,
                                                 1998        1997
                                              ----------  ----------
     Raw materials                            $    9,600  $   17,900
     Work in process                              25,238      35,281
     Finished goods                               30,145      23,744
                                              ----------  ----------
                                              $   64,983  $   76,925
                                              ==========  ==========

3.  Earnings Per Share

The Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), Earnings Per Share ("EPS") in 1997. FAS 128 requires presentation of both basic and diluted EPS on the income statement. Basic EPS is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Potential common stock equivalent shares are included in the computation of diluted EPS, except when anti-dilutive. FAS 128 requires the reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as follows:


(In thousands, except per-share amounts)

                                             Three Months Ended

                                 March 30, 1998                 March 31, 1997
                         ------------------------------------------------------------

                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------

Basic EPS:
 Net income (loss)       $(101,189)   91,068 $   (1.11) $   4,960    81,838 $    0.06
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,147
 Convertible debentures         --        --                  966     7,504
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $(101,189)   91,068 $   (1.11) $   5,926    94,489 $    0.06
                         ========= ========= =========  ========= ========= =========



Options to purchase 22,848,000 shares of common stock were outstanding at March 30, 1998, but were not included in the computation of diluted EPS as the effect of these shares was anti-dilutive. Convertible debentures outstanding at March 30, 1998 convertible to 7,408,000 shares of common stock were also excluded from diluted EPS as their effect was anti-dilutive.


4.  Restructuring and Other Non-Recurring Costs

In March 1998, the Company recorded a $65.1 million restructuring reserve to write-down and write-off manufacturing facilities, equipment and improvements; operating costs attributable to the closure and consolidation of manufacturing facilities; consolidation of test facilities; write-down of non-usable assembly inventory in the Company's Thai test facility; the severance of manufacturing and other personnel and other costs.

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

Fab II, located in Round Rock, Texas has been used in the manufacture of wafers for the Memory Products, Datacommunication, Programmable Products and Computer Products divisions. A decision has been made to discontinue producing Static Ramdom Access Memory ("SRAM") products in Texas. Costs associated with this decision include severance payments for approximately 100 employees, the write-off of equipment which cannot be used elsewhere and other related costs.

The Company uses a third party subcontractor, located in Thailand, for a portion of its test manufacturing. The Company plans to consolidate its Thai test manufacturing operation into its subsidiary operation located in the Philippines. Costs associated with this include severance payments, write-off of non-usable assembly inventory and the write-down of equipment that the Company will not be able to use in its Manila plant.

The decision to centralize most of the wafer production in an eight-inch fab caused the Company to make a decision to upgrade its R&D wafer fab, Fab I, located in San Jose, California, from six-inch to eight-inch to ensure compatibility. The charges associated with this move include facility write-downs and disposal of certain six-inch manufacturing equipment.

Separately, the Company recorded a $27.3 million charge for additional inventory reserves related to the ongoing, over-supply and continued inventory corrections by end user customers, the write-off of pre-operating costs related to its Minnesota and Philippines plants and the write-off of a certain equity investment. These charges were recorded in cost of revenues, selling, general and administrative expenses, and other income and expenses on the income statement.

The following table sets forth the Company's restructuring expense and charges taken against the reserve for the quarter ended March 30, 1998 and the remaining restructuring reserve balance at March 30, 1998:


(In thousands)

                                           1998                          Balance
                                       Restructuring                     Mar. 30,
                                          Expense        Utilized          1998
                                       -------------   -------------   -------------
Write-down of fixed assets             $      44,950   $      (1,578)  $      43,372
Write-down of inventory                        1,964          (1,964)             --
Severance and other employee
 related charges                               4,779              --           4,779
Other fixed asset related
 charges                                       3,030              --           3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                   10,376              --          10,376
                                       -------------   -------------   -------------
  Total                                $      65,099   $      (3,542)  $      61,557
                                       =============   =============   =============


During the first quarter of 1998, $3.5 million was charged against the restructuring reserve, primarily to write-off inventory located at the Company's third party subcontractor in Thailand and fixed assets located at the Company's domestic wafer manufacturing facilities.


5.  Impact of Litigation

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, the Company has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. The Company is currently and may in the future be involved in litigation with respect to alleged infringement by the Company of another party's patents, or may in the future be involved in litigation to enforce its patents or other intellectual property rights, to protect its trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past and could in the future result in substantial costs and diversion of management resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition and results of operations.

In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company is in the process of reviewing the charges to determine the validity of the charge. Should the estate file suit, the Company will vigorously defend itself in this matter, however, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

In June 1997, the Company commenced a declaratory judgement action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust") asking for declaratory relief to the effect that a U.S. patent relating to a portion of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by the Company. The Trust has counter-claimed for patent infringement on the same patent alleging such patent covers oxide-isolated integrated circuits. In correspondence, attorneys for the trust have argued that such patent "is applicable to NMOS, CMOS, Bipolar, BiCMOS and other technologies". In December 1997, in a related case, the Federal Court for the Eastern District of Virginia preliminarily ruled that the Li's patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal as been filed as of May 14, 1998. The Company believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, the Company's business, financial condition and results of operations could be materially and adversely affected.

On October 2, 1997, the Company filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California in Santa Clara County for malicious civil prosecution in underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of the Company made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by the Company's officers. A motion by Messrs. Yourman and Weiss to dismiss the Company's malicious prosecution action was denied, and appeals of this denial to the Supreme Court of California were also denied. As a result, this action will go forward into discovery. Although the expenses and risks of litigation are unpredictable, the Company believes it will prevail. The Company believes that this action, regardless of its outcome, will have little, if any, effect on the Company's financial condition or results of operations.

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


RESULTS OF OPERATIONS:
--------------------------

Revenues for the quarter ended March 30, 1998 decreased 7.2% compared to the comparable period a year ago, dropping to $117.0 million in 1998 compared to $126.0 million in the first quarter of 1997. The decline in revenues can be attributed to the Memory Products Division ("MPD"), the Programmable Products Division ("PPD") and the Data Communications Division ("DCD"). MPD's revenues decreased 2.4% comparing the first quarter of 1998 to the comparable quarter in 1997, primarily as a result of lower average selling prices ("ASPs") for Static Random Access Memory ("SRAM") products. Even though unit sales volume in the first quarter of 1998 was 11.2% higher than in the first quarter of 1997, it was not enough to offset the 12.0% decrease in ASPs. ASPs for SRAM products continued to decline in 1998, but at a reduced rate compared to 1997.

Revenues generated from the Company's PPD product line decreased significantly dropping 31.4% comparing the first quarter of 1998 to the first quarter of 1997. In December 1997, the Company announced its intention to exit the commodity Erasable Programmable Read-only Memory ("EPROM") business in order to concentrate its efforts on products yielding higher margins. As a result of this decision, revenues generated from the Programmable Read-only Memory ("PROM") and EPROM line of products were $3.5 million lower in the first quarter of 1998 compared to the comparable period in 1997. In March 1997, the Company sold its Field Programmable Gate Array ("FPGA") line of products to QuickLogic Corporation in exchange for an increase in the Company's equity position in QuickLogic. In the first quarter of 1997, the FPGA product line contributed $2.8 million in revenues. The remaining decrease in PPD revenues can be attributed to the Small Programmable Logic Device ("SPLD") line of products which recorded a $2.3 million decrease in revenues, comparing the first quarter of 1998 to the same quarter in 1997. Lower revenues were the result of declining ASPs experienced in the first quarter of 1998.

Revenues generated from the DCD product line during the first quarter of 1998 decreased 5.9% compared to the same quarter last year. The decrease in revenues was primarily due to lower ASPs and lower sales volume from the sale of Specialty Memory products, which include the Dual-Port and First-in, First-out ("FIFO") family of products. Revenues generated from the sale of Specialty Memory products decreased 13.6% comparing the first quarter of 1998 to the same quarter last year due to a 12.2% decline in ASPs. The Channel line of products continued to show a modest increase in revenues growing 8.1%. This increase in revenues was primarily the result of a 6.4% increase in unit sales volume.

The Company's Computer Products Division ("CPD") was the only division to record an increase in revenues growing 38.2% comparing the first quarter of 1998 to the same quarter in 1997. CPD's revenue growth can be attributed to a 55.5% increase in unit sales volume from the sale of Clock products.

As noted above, the Company continued to experience reductions in ASPs, particularly in its SRAM products. The decrease in ASPs continued to be caused by industry over-supply and continued corrections by end user customers, particularly evident in the telecommunication and data communication markets that the Company principally serves. Even though ASPs in several markets continued to decline the rate of decline has in most part been less than the rate of decline experienced throughout 1997. ASPs for the remainder of 1998 are expected to continue to decline, but at a reduced rate from that experienced in 1997.

In March 1998, the Company recorded a one-time, pre-tax restructuring and other non-recurring charge of $92.4 million. The $65.1 million restructuring charge included the write-off of certain equipment, the removal costs associated with equipment that will be transferred to another of the Company's wafer fabrication facilities, the conversion costs associated with the transformation of the San Jose fab from a six-inch R&D facility to an eight-inch facility, severance cost and other employee related expenses, and other restructuring costs. In addition, the Company recorded a non-recurring, pre-tax charge of $27.3 million for additional inventory reserves related to the ongoing, over-supply and continued inventory corrections by end user customers, the write-off of a certain equity investment and the write-off of pre-operating costs related to its Minnesota and Philippines plants. These charges were recorded in cost of revenues, selling, general and administrative expenses, and other income and expenses on the income statement.

The Company's cost of revenues as a percentage of revenues for the quarter ended March 30, 1998 increased to 97.8% compared to 65.4% in the comparable period in 1997. The Company recorded non-recurring, pre-tax charges of $21.7 million, primarily related to the write-off of pre-operating costs at the Company's domestic wafer fabrication plant in Minnesota and its assembly and test facility located in the Philippines, the write-down of certain inventory, and the write-down of certain equipment located in Minnesota. Without these non-recurring costs, the cost of revenues as a percentage of revenues would have been 79.2%. As a result of declining ASPs, the Company is selling more units even though revenues continue to decline. Should ASPs in the future continue to erode at a rate greater than anticipated, this could have a material adverse effect on the gross margin. The Company continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. In March 1998, the Company announced a restructuring of its domestic wafer fabrication facilities and its offshore back-end manufacturing operations. This restructuring includes the shutdown of the Company's six-inch wafer fabrication plant and the movement of production to its eight-inch facility in Minnesota, the downsizing of its wafer fabrication plant in Texas, and the consolidation of its Thai test manufacturing operation, located at Alphatec Electronics Pcl ("Alphatec"), into its Philippines plant. These activities are expected to increase the Company's efficiencies and lower manufacturing costs.

At March 30, 1998, the Company has consigned approximately $13.5 million, net book value, of capital assets to Alphatec and Alphatec's production represented approximately 14.0% of the Company's backend manufacturing capacity (down from approximately 17.0% in the fourth quarter of 1997). As stated above, the Company plans to consolidate its test manufacturing operations located at Alphatec into its Philippines plant by the end of 1998, which will eliminate the majority of the backend manufacturing activity performed by Alphatec. In 1997, Alphatec experienced financial difficulties; however, the assembly and test operations with which the Company currently does business, continues to operate under normal operating conditions. The Company has evaluated alternative options and has commenced qualification of products and processes at other subcontract vendors. Should Alphatec cease operations or be forced to reduce its manufacturing capacity before the Company is able to move its test operations to the Philippines, the Company's ability to manufacture a material portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture the Company's products to date.

Research and development ("R&D") expenses as a percent of revenues increased to 20.9% for the quarter ended March 30, 1998, compared to 16.7% for the comparable period in 1997. Actual R & D spending increased $3.5 million, primarily a result of the Company's decision to continue spending on R&D in an effort to accelerate the development of new products and the development of its
0.35 and 0.25 micron process technologies. Even with the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into an eight-inch research and development wafer facility, R&D spending is projected to remain relatively constant in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenues and reduce costs. Actual spending in R&D may increase in the future in proportion to revenue growth.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter ended March 30, 1998 increased to 19.0%, compared to 13.9% in the same period last year. Actual SG&A spending increased $4.6 million, primarily due to $2.5 million of non-recurring, pre-tax charges related to costs incurred to ensure customer satisfaction. With the exception of variable spending, such as incentive bonuses and commissions, the Company plans to keep SG&A spending relatively constant.

The operating loss for the quarter ended March 30, 1998 was $109.2 million, or 93.4% of revenues, compared with operating income of $5.1 million, or 4.0% of revenues in the comparable period in 1997. Without the $89.3 million of restructuring and other non-recurring charges recorded as operating charges, the operating loss in the first quarter of 1998 would have been $19.9 million ($18.0 million net of taxes). The Company continued to experience the effects of shrinking ASPs as revenues have declined even though the number of units sold increased significantly.

For the quarter ended March 30, 1998, the Company recorded net interest and other expense of $2.7 million compared to net interest and other income of $2.5 million in the comparable period of 1997. In 1998, the Company recorded a non-recurring, pre-tax charge of $3.1 million related to the write-down of a certain investment. Without this write-down, net interest and other income would have been $0.4 million. In the first quarter of 1997, the Company recorded a $3.8 million gain from the sale of its remaining investment in Vitesse Corporation. The gain was partially offset by one-time costs associated with the conversion of the 1994 convertible subordinated notes and costs associated with the increased borrowing from the Company's line of credit.


FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------


Except for the historical information contained herein, the discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements as to the future operating results and business plans of the Company, that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, such as networking, computer, and telecommunications markets, the effects of competition, characterized by price erosion, rapid technological change and heightened foreign competition in many markets, slower than expected growth in demand for semiconductor products, the availability and extent of utilization of manufacturing capacity, dependence on independent subcontract vendors, dependence on limited sources of supplies, fluctuation in manufacturing yields, the successful development and timing and market acceptance of new product introductions, product obsolescence, costs associated with future litigation, costs associated with protecting the Company's intellectual property, the successful ramp up of the Company's Philippines back-end manufacturing plant, and the ability to develop and implement new technologies including the continued transition to full commercial production of the Company's new 0.35 and 0.25 micron processes, dependence on key personnel, risk of international operations and the effects of environmental regulations.

The Company's quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for the Company's products; changes in product mix; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of the Company's new products; the Company's ability to introduce new products that meet customer requirements; market acceptance of the Company's products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of the Company's Philippines back-end manufacturing plant, resolution of Alphatec's financial situation; the inability to exucute successfully the Company's restructuring plan; the ability to develop and implement new technologies, including the transition of the Company's new 0.35 and 0.25 micron process and continued migration to smaller geometries; the conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; the conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues, gross profit and income from operations. Additionally, risks inherent in the cyclical nature of the semiconductor industry may cause the Company's quarterly and annual results of operations to vary significantly. Moreover, as is common in the semiconductor industry, the Company frequently ships more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

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


YEAR 2000 DISCLOSURE:
----------------------

In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware, in consultation with software and hardware providers in late 1996. Efforts are being made to modify or replace any non-compliant software, systems and equipment by the year 1999. In 1997, the Company began the process of replacing certain software by implementing a new accounting software system that is year 2000 compliant. Further, the Company is aware of the risk to third parties and the potential adverse impact on the Company resulting from the failure by these parties to adequately address the year 2000 problem. In response to this, the Company is inquiring of strategic suppliers and large customers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own year 2000 issues. The Company has expended and will continue to expend appropriate resources to address these issues on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance by given that the year 2000 problem will not have a materially adverse impact on the Company's earnings.

The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.


MARKET RISK DISCLOSURE:
---------------------------

The Company has an investment portfolio of securities that are classified as "available-for-sale". These securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company has foreign subsidiaries that operate and sell the Company's products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates even though the Company uses the U.S. dollar as its functional currency for all foreign subsidiaries. The Company attempts to limit these exposures through the use of various hedge instruments, primarily forward contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm intercompany and third party transactions and net asset and liability positions denominated in non-functional currencies.

For further discussion of risk factors, refer to the Company's filing on Form 10-K with the Securities and Exchange Commission.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------


The Company's cash, cash equivalents and short-term investments totaled $198.1 million at March 30, 1998, a decrease of $3.4 million compared to the end of 1997.

During the first three months of 1998, the Company purchased $29.7 million in capital equipment compared to $30.0 million in the comparable period in 1997. The Company continued to purchase equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for the Company's wafer fabs is expected to improve wafer manufacturing capacity and capabilities as the Company implements new technologies, including its 0.35 and 0.25 micron processes. A majority of the new equipment purchased will be for Fab IV located in Minnesota as the Company converts its equipment from six-inch to eight-inch. Equipment purchased for the Philippines and its subcontractors will be used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate the Company's research and development capabilities. In 1998, the San Jose R&D fab will be purchasing new equipment as it converts from a six-inch facility to an eight-inch facility. Capital purchases for the remainder of 1998 are expected to be approximately $70.0 million as the Company continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

In October 1997, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock. In December 1997, the Board of Directors authorized the repurchase of an additional 2.0 million shares. In the first three months of 1998, an aggregate of 242,500 shares were purchased for $2.1 million. As of the date of this filing, 876,100 shares have been repurchased under this program for $8.5 million. The shares purchased are expected to be issued in conjunction with the Company's 1994 Stock Option Plan and Employee Stock Purchase Program. In conjunction with the authorized stock repurchase program, the Company sold put warrants through private placements for which the Company received a net amount of $3.4 million during the first quarter of 1998. The Company has the maximum potential obligation to purchase
4.8 million shares of its common stock at an aggregate price of $47.0 million as of March 30, 1998. The puts have various expiration periods from May 1998 through October 1998. The Company has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash.

In February 1997, the Company called for redemption of all of the 3.15% Convertible Subordinated Notes which was effective March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into the Company's common stock, increasing the amount of common stock outstanding by 6,789,013 shares. As a result of holders electing the cash settlement, the Company paid out $14.3 million.

In July 1996, the Company established a three-year $100 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The applicable interest rate for usage under this agreement is a graduated scale of LIBOR, plus a spread. The agreement contains certain financial and other covenants including limitation on indebtedness, liens, disposition of assets, consolidations and mergers, investments and contingent obligations, and maintenance of a specified leverage ratio, consolidated tangible net worth, quick ratio and adjusted EBIT/fixed charge coverage ratio. At March 30, 1998, the Company was not in compliance with certain financial covenants. However, at that time, the Company had no borrowings against the line of credit. The Company is expecting to cancel the line of credit during the second quarter of 1998.

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

                           PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 5 of Notes to the Condensed Consolidated Financial Statements.


ITEM 6:

  (a)  Exhibit  -  27     "Financial Data Schedule"


  (b)  Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:       May 14, 1998            /s/  T.J. Rodgers
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