Form 10-Q
period 1998-06-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-08-13
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 29, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   June 29, 1998 (all one class):  90,745,000
                  --------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended June 29, 1998

                                     Index


Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages   3 - 12
Item 2.  Management's Discussion and Analysis                  Pages  13 - 19


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  20
Item 4.  Submission of Matters to a Vote of Security Holders   Page  20
Item 6.  Exhibits and Reports on Form 8-K                      Page  21 - 22

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                      Jun. 29,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $  112,832  $  151,725
  Short-term investments                                 72,832      49,836
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            185,664     201,561
  Accounts receivable, net of allowances of
      $1,013 at June 29, 1998 and $3,524 at
      December 29, 1997                                  53,123      67,854
  Inventories                                            67,373      76,925
  Other current assets                                   42,290      51,740
                                                     ----------  ----------
       Total current assets                             348,450     398,080
Property, plant and equipment (net)                     378,057     442,661
Other assets, including restricted investments of
 $60,018 and $60,112 and long-term marketable
 securities of $67,142 and $42,146, at
 June 29, 1998 and December 29, 1997, respectively.     134,153     115,529
                                                     ----------  ----------
         Total assets                                $  860,660  $  956,270
                                                     ==========  ==========














      See accompanying notes to condensed consolidated financial statements.





                                       3






                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                      Jun. 29,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   47,760  $   60,857
  Accrued liabilities                                    43,230      21,472
  Deferred income on sales to distributors               11,198       9,636
  Income taxes payable                                       --       1,088
                                                     ----------  ----------
       Total current liabilities                        102,188      93,053
Convertible subordinated notes                          175,000     175,000
Deferred income taxes                                    36,070      36,070
Other long-term liabilities, including minority
 interest                                                 7,784       8,671
                                                     ----------  ----------
         Total liabilities                              321,042     312,794
                                                     ----------  ----------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 98,147,000 issued;
    90,745,000 and 90,684,000 outstanding                   907       1,015
  Additional paid-in capital                            441,312     430,682
  Retained earnings                                     225,975     333,910
                                                     ----------  ----------
                                                        668,194     765,607
  Less shares of common stock held in
    treasury, at cost: 7,402,000 at June 29, 1998
    and 7,463,000 at December 29, 1997                 (128,576)   (122,131)
                                                     ----------  ----------
       Total stockholders' equity                       539,618     643,476
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  860,660  $  956,270
                                                     ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                                       4

                       CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                          Three Months Ended        Six Months Ended
                                        ----------------------   ----------------------
                                         Jun. 29,    Jun. 30,     Jun. 29,    Jun. 30,
                                           1998        1997         1998        1997
                                        ----------  ----------   ----------  ----------

Revenues                                $  119,675  $  138,142   $  236,628  $  264,141
                                        ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of revenues                          83,393      86,687      197,775     169,036
  Research and development                  24,463      24,426       48,951      45,449
  Selling, general and
    administrative                          19,880      19,135       42,076      36,699
  Restructuring costs                           --          --       65,099          --
                                        ----------  ----------   ----------  ----------
     Total operating costs
       and expenses                        127,736     130,248      353,901     251,184
                                        ----------  ----------   ----------  ----------
Operating income (loss)                     (8,061)      7,894     (117,273)     12,957
Interest expense                            (2,677)       (779)      (5,519)     (3,095)
Interest and other income                    3,275       2,238        3,377       7,064
                                        ----------  ----------   ----------  ----------
Income (loss) before income taxes           (7,463)      9,353     (119,415)     16,926
(Provision) benefit for income taxes           717      (3,213)      11,480      (5,826)
                                        ----------  ----------   ----------  ----------
Net income (loss)                       $   (6,746) $    6,140   $ (107,935) $   11,100
                                        ==========  ==========   ==========  ==========

Net income (loss) per share:

    Basic                               $    (0.07) $     0.07    $   (1.19) $     0.13
    Diluted                             $    (0.07) $     0.07    $   (1.19) $     0.13

Weighted average common and
  common equivalent shares
  outstanding:

    Basic                                   91,036      88,768       91,052      85,303
    Diluted                                 91,036      94,096       91,052      94,383


         See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                        Jun. 29,    Jun. 30,
                                                          1998        1997
                                                       ----------  ----------
Cash flows from operating activities:
 Net income (loss)                                     $ (107,935) $   11,100
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           56,505      54,501
   Restructuring charges                                   65,099          --
   Other non-recurring costs                                8,827          --
   Non-cash interest and amortization of debt
    issuance costs                                            502         953
   Changes in operating assets and liabilities:
    Receivables                                            13,962      (1,977)
    Inventories                                             9,552     (14,402)
    Other assets                                          (15,644)      7,470
    Accounts payable and accrued liabilities              (11,489)     (3,849)
    Deferred income                                         1,562         573
    Income taxes payable and deferred income taxes         (1,088)     17,523
                                                       ----------  ----------
Net cash generated by operations                           19,853      71,892
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (22,996)    (26,841)
  Sale of capital equipment to Fleet Capital Leasing           --      25,222
  Acquisition of property, plant and equipment            (38,939)    (65,471)
                                                       ----------  ----------
Net cash used for investing activities                    (61,935)    (67,090)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                               (6,444)         --
  Redemption of Convertible debt                               --     (14,331)
  Issuance of common stock                                 10,521      10,491
  Increase (decrease) in other long-term liabilities,
    including minority interest                              (888)      1,544
                                                       ----------  ----------
Net cash generated (used) by financing activities           3,189      (2,296)
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents      (38,893)      2,506
Cash and cash equivalents, beginning of year              151,725      20,119
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $  112,832  $   22,625
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and six-month periods ended June 29, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

                                               Jun. 29,    Dec. 29,
                                                 1998        1997
                                              ----------  ----------
     Raw materials                            $    9,908  $   17,900
     Work in process                              32,325      35,281
     Finished goods                               25,140      23,744
                                              ----------  ----------
                                              $   67,373  $   76,925
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


(In thousands, except per-share amounts)

                                             Three Months Ended

                                 June 29, 1998                  June 30, 1997
                         ------------------------------------------------------------

                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------

Basic EPS:
 Net income (loss)       $  (6,746)   91,036 $   (0.07) $   6,140    88,768 $    0.07
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,328
 Convertible debentures         --        --                   --        --
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $  (6,746)   91,036 $   (0.07) $   6,140    94,096 $    0.07
                         ========= ========= =========  ========= ========= =========



                                              Six Months Ended

                                 June 29, 1998                  June 30, 1997
                         ------------------------------------------------------------

                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------

Basic EPS:
 Net income (loss)       $(107,935)   91,052 $   (1.19) $  11,100    85,303 $    0.13
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,328
 Convertible debentures         --        --                  966     3,752
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $(107,935)   91,052 $   (1.19) $  12,066    94,383 $    0.13
                         ========= ========= =========  ========= ========= =========

Options to purchase 22,609,000 shares of common stock were outstanding at June 29, 1998, but were not included in the computation of diluted EPS as the effect of these shares was anti-dilutive. Convertible debentures outstanding at June 29, 1998 convertible to 7,408,000 shares of common stock were also excluded from diluted EPS as their effect was anti-dilutive.


4.  Restructuring and Other Non-Recurring Costs

In March 1998, the Company recorded a $65.1 million restructuring reserve to write-down and write-off manufacturing facilities, equipment and improvements; operating costs attributable to the closure and consolidation of manufacturing facilities; consolidation of test facilities; write-down of non-usable inventory in the Company's Thai backend manufacturing facility; the severance of manufacturing and other personnel and other costs.

The original restructuring plan included the shut down of the Company's six-inch. 0.6 micron wafer fabrication plant, Fab III, in Bloomington, Minnesota and movement of all production to its eight-inch, 0.35 micron fab, Fab IV, also in Minnesota. The adjustments recorded related primarily to the carrying value of manufacturing assets. As a result of developments in the semiconductor industry, such as decreasing average selling prices, particularly in its largest product line, Memory Products, the Company has accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes indicated that the carrying value of these selected older assets would not be recoverable. The fair value of such manufacturing assets was based primarily upon third party estimates of fair value. The impairment charge related to those assets that could not be upgraded to eight-inch capability for use in Fab IV.

Fab II, located in Round Rock, Texas has been used in the manufacture of wafers for the Memory Products, Datacommunication, Programmable Products and Computer Products divisions. A decision was made as part of the restructuring to discontinue producing commodity Static Ramdom Access Memory ("SRAM") products in Texas. Costs associated with this decision included severance payments for approximately 100 employees, the write-off of equipment which could not be used elsewhere and other related costs.

The Company uses a third party subcontractor, located in Thailand, for a portion of its test manufacturing. The restructuring included plans to consolidate the Company's Thai test manufacturing operation into its subsidiary operation located in the Philippines. Costs associated with this consolidation included severance payments, write-off of non-usable inventory and the write-down of equipment that could not be used in its Manila plant.

The decision to centralize most of the wafer production in an eight-inch fab caused the Company to make a decision to upgrade its R&D wafer fab, Fab I, located in San Jose, California, from six-inch to eight-inch to ensure compatibility. The charges associated with this anticipated upgrade included facility write-downs and disposal of certain six-inch manufacturing equipment.

Separately, the Company recorded a $27.3 million charge for additional inventory reserves related to the ongoing, over-supply and continued inventory corrections by end user customers, the write-off of pre-operating costs related to its Minnesota and Philippines plants and the write-off of an equity investment. These charges were recorded in cost of revenues, selling, general and administrative expenses, and other income and expenses on the income statement.

The following table sets forth the Company's restructuring expense and charges taken against the reserve for the quarter ended June 29, 1998 and the remaining restructuring reserve balance at June 29, 1998:


(In thousands)

                                           1998                                         Balance
                                       Restructuring                                    Jun.29,
                                          Expense        Utilized       Adjustments      1998
                                       -------------   -------------   -------------   ------------
Write-down of fixed assets             $      44,950   $      (5,377)  $          --  $      39,573
Write-down of inventory                        1,964          (1,964)             --             --
Severance and other employee
 related charges                               4,779          (2,058)          1,400          4,121
Other fixed asset related
 charges                                       3,030              --              --          3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                   10,376            (451)         (1,400)         8,525
                                       -------------   -------------   -------------   ------------
  Total                                $      65,099   $      (9,850)  $           0   $     55,249
                                       =============   =============   =============   ============


For the quarter and six month period ended June 29, 1998, the Company charged $6.3 million and $9.9 million, respectively, against the restructuring reserve. These charges were primarily related to the write-off of fixed assets located at the Company's domestic wafer manufacturing facilities, the write-off of inventory located at the Company's third party subcontractor in Thailand and expenses incurred for severance and other employee related items. Adjustments were made in the current quarter to reflect revisions to estimates previously made with the purpose of appropriately classifying costs according to their end purpose.

The Company has shut down Fab 3 which included severance payments to approximately 140 employees. As of August 13, 1998, the Company has completed production of all products in Fab III and no further manufacturing is expected to occur.

The Company has discontinued producing commodity SRAM products in Fab II and has incurred severance costs associated with the restructuring.

The Company is also in the midst of moving its third party subcontractor backend manufacturing operation located in Thailand to the Philippines and is expected to complete the move by December 1998.

5.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains and losses be either reported in the statement of operations or as a deferred item depending on the type of hedging relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective in fiscal year 2000.


6.  Impact of Litigation

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

In May 1998, EMI Group of North America, Inc. ("EMI") filed suit against the Company in the Federal Court in Delaware, claiming that the Company has infringed on two patents owned by EMI. The Company has reviewed the charges, and it believes that the charges are without merit, that it does not infringe the patents in question, and that the patents are invalid and/or unenforceable. In July 1998, EMI amended their complaint against the Company, alleging that the Company infringes two further patents owned by EMI. The Company is in the process of reviewing the charges to determine whether they have any merit. The Company will vigorously defend itself in these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

In January 1998, the Company was contacted by an attorney representing the estate of Mr. Jerome Lemelson, charging that the Company infringes certain patents owned by Mr. Lemelson. The estate of Mr. Lemelson has not filed suit, but has urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company is in the process of reviewing the claims to determine their validity. Should the estate file suit, the Company will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

In June 1997, the Company commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"), asking for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by the Company. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In December 1997, in a related case, the United States District Court for the Eastern District of Virginia preliminarily ruled that the patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal had been filed as of August 13, 1998. The Company believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, the Company's business, financial condition and results of operations could be materially and adversely affected.

On October 2, 1997, the Company filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of the Company made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by the Company's officers. A motion by Messrs. Yourman and Weiss to dismiss the Company's malicious prosecution action was denied, and appeals of this denial to the Supreme Court of California were also denied. As a result, this action will go forward into discovery. Although the expenses and risks of litigation are unpredictable, the Company believes it will prevail. The Company believes that this action, regardless of its outcome, will have little, if any, effect on the Company's financial condition or results of operations.

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


RESULTS OF OPERATIONS:
--------------------------
Revenues for the quarter and six month period ended June 29, 1998 decreased 13.4% and 10.4%, respectively, compared to the comparable periods a year ago, dropping to $119.7 million and $236.6 million in 1998 compared to $138.1 million and $264.1 million in 1997. The decline in revenues is attributable to reduced sales in the Memory Products Division ("MPD"), the Programmable Products Division ("PPD") and the Data Communications Division ("DCD"). MPD's revenues decreased 10.6%, comparing the second quarter of 1998 to the comparable quarter in 1997, primarily as a result of lower revenues recorded for the sale of Static Random Access Memory ("SRAM") products. SRAM revenues decreased 8.8% comparing the second quarter of 1998 to the comparable period in 1997 due to a 14.0% decrease in average selling prices ("ASPs"). Even though SRAM unit sales volume in the second quarter of 1998 was 7.1% higher than in the second quarter of 1997, it was not enough to offset the decline in ASPs. ASPs for SRAM products continue to decline in 1998, but at a reduced rate compared to 1997.

Revenues generated from the Company's PPD product line decreased significantly, dropping 33.2% comparing the second quarter of 1998 to the comparable quarter in 1997. Similar to the first quarter of 1998, PPD's revenues in the second quarter of 1998 were lower due to the Company's decision to exit the commodity Erasable Programmable Read-only Memory ("EPROM") business in December 1997 and the sale of its Field Programmable Gate Array ("FPGA") line of products to Quicklogic Corporation in 1997. Revenues generated from the Programmable Read-only Memory ("PROM") and EPROM line of products were $2.7 million lower in the second quarter of 1998 compared to the comparable period in 1997. In the second quarter of 1997, the Company recorded $4.0 million of revenue, primarily due to $3.5 million in non-recurring engineering revenue related to the sale of its FPGA product line to Quicklogic. The remaining decrease in PPD revenues was primarily related to the division's Small Programmable Logic Device ("SPLD") line of products which recorded 22.1% less revenue in the second quarter of 1998 compared to the second quarter in 1997. Lower revenues were due to both a reduction in ASPs and unit sales volume.

Revenues generated from the DCD product line during the second quarter of 1998 decreased 8.9% compared to the same quarter a year ago. The decrease in revenues was primarily due to lower sales volume from the sale of Specialty Memory products, which include the Dual-Port and First-in, First-out ("FIFO") family of products. Revenues generated from the sale of Specialty Memory products decreased 13.2% comparing the second quarter of 1998 to the same quarter last year due to a 20.4% decrease in unit sales volume.

Similar to the first quarter of 1998, the Company's Computer Products Division ("CPD") was the only division to record an increase in revenues growing 28.7% comparing the second quarter of 1998 to the same quarter in 1997. CPD's revenue growth can be attributed to its Clock line of products which increased revenues 47.0% as a result of a 30.4% increase in unit sales volume and a 15.5% increase in ASPs comparing the second quarter of 1998 to the comparable quarter a year ago.

As noted above, the Company continued to experience reductions in ASPs throughout several of its product lines. The decrease in ASPs continued to be caused by industry over-supply and ongoing inventory corrections by end user customers, particularly evident in the telecommunication and data communication markets that the Company principally serves. Even though ASPs in several markets have continued to decline in 1998, the rate of decline has in generally been less than the rate of decline experienced throughout 1997. ASPs for the remainder of 1998 are expected to continue to decline, but at a reduced rate from that experienced in 1997.

In March 1998, the Company recorded a one-time, pre-tax restructuring and other non-recurring charge of $92.4 million. The $65.1 million restructuring charge included the write-off of certain equipment, the removal costs associated with equipment that will be transferred to another of the Company's wafer fabrication facilities, the conversion costs associated with the transformation of the San Jose fab from a six-inch R&D facility to an eight-inch facility, severance costs and other employee related expenses, and other restructuring costs. In addition, the Company recorded a non-recurring, pre-tax charge of $27.3 million for additional inventory reserves related to the ongoing over-supply and continued inventory corrections by end user customers, the write-off of a certain equity investment and the write-off of pre-operating costs related to its Minnesota and Philippines plants. These charges were recorded in cost of revenues, selling, general and administrative expenses, and other income and expenses on the income statement.

The Company's cost of revenues as a percentage of revenues for the quarter and six month period ended June 29, 1998 increased to 69.7% and 83.6%, respectively, compared to 60.6% and 64.0%, respectively, in the comparable periods in 1997. In the first quarter of 1998, the Company recorded non-recurring, pre-tax charges of $21.7 million, primarily related to the write-off of pre-operating costs at the Company's domestic wafer fabrication plant in Minnesota and its assembly and test facility located in the Philippines, the write-down of certain inventory, and the write-down of certain equipment located in Minnesota. Without these non-recurring costs, the cost of revenues as a percentage of revenues for the six month period in 1998 would have been 74.4%. Revenues continue to fall due to declining ASPs, despite an increase in units sold. This has contributed to the increase in cost of revenues as a percentage of revenues. Should ASPs in the future continue to erode at a rate greater than anticipated, gross margins could be materially adversely affected. The Company continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. In March 1998, the Company announced a restructuring of its domestic wafer fabrication facilities and its offshore back-end manufacturing operations.
This restructuring includes the shutdown of the Company's six-inch wafer fabrication plant and the movement of production to its eight-inch facility in Minnesota, the downsizing of its wafer fabrication plant in Texas, and the consolidation of its Thai test manufacturing operation, located at Alphatec Electronics Pcl ("Alphatec"), into its Philippines plant. These activities are expected to ultimately increase the Company's efficiencies and lower manufacturing costs.

At June 29, 1998, the Company had consigned approximately $11.4 million, net book value, of capital assets to Alphatec and Alphatec's production represented approximately 15.3% of the Company's backend manufacturing capacity (down from approximately 17.0% in the fourth quarter of 1997). As stated above, the Company plans to consolidate its test manufacturing operations located at Alphatec into its Philippines plant by the end of 1998, which will eliminate the majority of the backend manufacturing activity performed by Alphatec. In 1997, Alphatec experienced financial difficulties; however, the assembly and test operations with which the Company currently does business continue to operate under normal operating conditions. The Company is in the process of move its production out of Alphatec and into its backend manufacturing facility in the Philippines. Should Alphatec cease operations or be forced to reduce its manufacturing capacity before the Company is able to move its test operations to the Philippines, the Company's ability to manufacture a material portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture the Company's products to date.

Research and development ("R&D") expenses as a percent of revenues increased to 20.4% and 20.7%, respectively, for the quarter and six month period ended June 29, 1998, compared to 17.7% and 17.2%, respectively, for the comparable periods in 1997. The increase in R&D expenses as a percent of revenues can be attributed to lower revenues as actual R&D spending remained relatively
constant.   The Company continued to spend on R&D in an effort to accelerate the development of new products and the development of its 0.35 and 0.25 micron process technologies. Even with the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into an eight-inch research and development wafer facility, R&D spending is projected to remain relatively constant in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenues and reduce costs. Actual spending in R&D may increase in the future in proportion to revenue growth.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter and six month period ended June 29, 1998 increased to 16.6% and 17.8%, respectively, compared to 13.9% in both comparable periods a year ago. Actual SG&A spending in the second quarter of 1998 was slightly higher compared to the second quarter in 1997; however, SG&A spending for the six month period in 1998 grew 14.7% in comparison to the first six months in 1997. The increase in SG&A spending was primarily due to $2.5 million of non-recurring, pre-tax charges recorded in the first quarter of 1998 related to costs incurred to ensure customer satisfaction and higher marketing costs due to a new sales force training program and higher expenditures in marketing communications. With the exception of variable spending, such as incentive bonuses and commissions, the Company plans to keep SG&A spending relatively constant.

The operating loss for the quarter and six month period ended June 29, 1998 was $8.1 million, or 6.7% of revenues, and $117.3 million, or 49.6% of revenues, respectively, compared to operating income of $7.9 million, or 5.7% of revenues and $13.0 million, or 4.9% of revenues, respectively, in the comparable periods in 1997. Without the $89.3 million of restructuring and other non-recurring charges recorded as operating charges, the operating loss in the first six months of 1998 would have been $28.0 million ($25.3 million net of taxes). The Company continued to experience the effects of falling ASPs as revenues have declined even though the number of units sold increased.

For the quarter ended June 29, 1998, the Company recorded net interest and other income of $0.6 million compared to net interest and other income of $1.5 million in the comparable period in 1997. For the six month period ended June 29, 1998, the Company recorded net interest and other expenses of $2.1 million compared to net interest and other income of $4.0 million in the comparable period a year ago. In the first quarter of 1998, the Company recorded a non-recurring, pre-tax charge of $3.1 million related to the write-down of a certain investment. Without this write-down, net interest and other income would have been $1.0 million. In the first quarter of 1997, the Company recorded a $3.8 million gain from the sale of its remaining investment in Vitesse Corporation. The gain was partially offset by one-time costs associated with the conversion of the 1994 convertible subordinated notes and costs associated with the increased borrowing from the Company's line of credit.


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

The Company's quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for the Company's products; changes in product mix; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of the Company's new products; the Company's ability to introduce new products that meet customer requirements; market acceptance of the Company's products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of the Company's Philippines backend manufacturing plant; the inability to execute successfully the Company's restructuring plan; the ability to develop and implement new technologies, including the transition of the Company's new 0.35 and 0.25 micron process and continued migration to smaller geometries; the conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; the conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues, gross profit and income from operations. Additionally, risks inherent in the cyclical nature of the semiconductor industry may cause the Company's quarterly and annual results of operations to vary significantly. Moreover, as is common in the semiconductor industry, the Company frequently ships more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

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


YEAR 2000 DISCLOSURE:
----------------------

In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware, in consultation with software and hardware providers in late 1996. Efforts are being made to modify or replace any non-compliant software, systems and equipment by the year 1999. In 1997, the Company began the process of replacing certain software by implementing a new accounting software system that is year 2000 compliant. Further, the Company is aware of the risk to third parties and the potential adverse impact on the Company resulting from the failure by these parties to adequately address the year 2000 problem. In response to this, the Company is inquiring of strategic suppliers and large customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own year 2000 issues. The Company has expended and will continue to expend appropriate resources to address these issues on a timely basis. An assessment of the problem associated with the year 2000 is expected to be completed by October 1998. The Company's preliminary plan is to have all products, equipment, hardware and software year 2000 compliant by June 1999, however, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance by given that the year 2000 problem will not have a materially adverse impact on the Company's earnings.


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


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

The Company's cash, cash equivalents and short-term investments totaled $185.7 million at June 29, 1998, a decrease of $15.9 million compared to the end of 1997.

During the first six months of 1998, the Company purchased $38.9 million in capital equipment compared to $65.5 million in the comparable period in 1997. The Company continued to purchase equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for the Company's wafer fabs is expected to improve wafer manufacturing capacity and capabilities as the Company implements new technologies, including its 0.35 and 0.25 micron processes. A majority of the new equipment purchased will be for Fab IV located in Minnesota as the Company converts its equipment from six-inch to eight-inch. Equipment purchased for the Philippines and its subcontractors will be used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate the Company's research and development capabilities. In 1998, the San Jose R&D fab will be purchasing new equipment as it converts from a six-inch facility to an eight-inch facility. Capital purchases for the remainder of 1998 are expected to be approximately $45.0 million as the Company continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

In October 1997, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock. In December 1997, the Board of Directors authorized the repurchase of an additional 2.0 million shares. As of August 13, 1998, 1.4 million shares have been repurchased under this program for $12.5 million. The shares purchased are expected to be issued in conjunction with the Company's 1994 Stock Option Plan and Employee Stock Purchase Program. In conjunction with the authorized stock repurchase program, the Company sold put warrants through private placements for which the Company received a net amount of $4.6 million during the first six months of 1998. The Company has a maximum potential obligation to purchase 5.6 million shares of its common stock at an aggregate price of $53.8 million as of August 13, 1998. The puts have various expiration periods from August 1998 through May 1999.
The Company has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash.

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

In July 1996, the Company established a three-year $100 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The applicable interest rate for usage under this agreement was a graduated scale of LIBOR, plus a spread. The agreement contained certain financial and other covenants including limitation on indebtedness, liens, disposition of assets, consolidations and mergers, investments and contingent obligations, and maintenance of a specified leverage ratio, consolidated tangible net worth, quick ratio and adjusted EBIT/fixed charge coverage ratio. The Company cancelled the line of credit during the second quarter of 1998.

The Company believes that existing cash and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. In the event that ASPs continue to decline at rates above normal industry levels and increased demand continues to be insufficient to offset the effects of such declines, the Company may be required to raise additional capital through a debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to the Company or available at terms the Company deems satisfactory.

                         PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 6 of Notes to the Condensed Consolidated Financial Statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On May 15, 1998, at the Company's Annual Meeting of Shareholders, the nominated slate of directors was elected, the appointment of Price Waterhouse as the Company's independent accountants was ratified, the amendment to the Employee Qualified Stock Purchase Plan was approved, the Company's proposal regarding composition of the Board of Directors was approved and Shareholder proposal regarding the composition of the Board of Directors was not approved. The results of the votes were as follows:

         (1) Election of Directors:
                                                              Total Votes
                                 Total Votes For             Withheld From
                                  Each Director              Each Director
                                 ---------------             -------------
             T.J. Rodgers           81,084,823                 1,891,415
             Pierre R. Lamond       81,178,788                 1,797,450
             Fred B. Bialek         80,858,683                 2,117,555
             Eric A. Benhamou       81,152,358                 1,823,800
             John C. Lewis          81,182,455                 1,793,783


         (2) Ratify the appointment of Price Waterhouse LLP as the Independent Accountants of the Company for fiscal year 1998:

             For    81,986,294      Against   655,134      Abstain    334,810


         (3) To approve amendments to the Employee Qualified Stock Purchase Plan and the reservation of 2,500,000 shares for issuance thereunder.

                  For        28,177,172     Against              14,339,575
                  Abstain       865,074     Broker Non-Vote      39,594,417


         (4) To approve the Company's proposal regarding composition of the Board of Directors:

             For   66,159,889     Against   15,786,664     Abstain   1,029,685


         (5) To approve the Shareholder's proposal regarding composition of the Board of Directors:

                  For        14,035,150     Against              25,925,711
                  Abstain     3,970,144     Broker Non-Vote      39,045,233

ITEM 6:

  (a)  Exhibit  -  27     "Financial Data Schedule"

  (b)  Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:     August 13, 1998           /s/  T.J. Rodgers
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