Form 10-Q
period 1998-09-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-11-10
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 28, 1998 or

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  September 28, 1998 (all one class):  85,987,000
                  -----------------------------------------------

                       CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended September 28, 1998

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages   3 - 13
Item 2.  Management's Discussion and Analysis                  Pages  14 - 21

Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  22
Item 6.  Exhibits and Reports on Form 8-K                      Page  22


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per-share data)
                                   (Unaudited)

                                                      Sep. 28,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $   93,361  $  151,725
  Short-term investments                                 93,222      49,836
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            186,583     201,561
  Accounts receivable, net of allowances of
      $1,097 at September 28, 1998 and $3,524 at
      December 29, 1997                                  63,712      67,854
  Inventories                                            58,063      76,925
  Other current assets                                   43,937      51,740
                                                     ----------  ----------
       Total current assets                             352,295     398,080
Property, plant and equipment (net)                     364,371     442,661
Other assets, including restricted investments of
 $59,444 and $60,112 and long-term marketable
 securities of $38,519 and $42,146, at
 September 28, 1998 and December 29, 1997,
 respectively.                                          104,209     115,529
                                                     ----------  ----------
         Total assets                                $  820,875  $  956,270
                                                     ==========  ==========



      See accompanying notes to condensed consolidated financial statements.













                                       3






                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                     (In thousands, except per-share data)
                                  (Unaudited)

                                                      Sep. 28,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   57,350  $   60,857
  Accrued liabilities                                    37,668      21,472
  Deferred income on sales to distributors               11,696       9,636
  Income taxes payable                                       --       1,088
                                                     ----------  ----------
       Total current liabilities                        106,714      93,053
Convertible subordinated notes                          170,000     175,000
Deferred income taxes                                    36,070      36,070
Other long-term liabilities, including minority
 interest                                                 6,736       8,671
                                                     ----------  ----------
         Total liabilities                              319,520     312,794
                                                     ----------  ----------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000
    shares authorized; 98,147 issued;
    85,987 and 90,684 outstanding                           860       1,015
  Additional paid-in capital                            428,003     430,682
  Retained earnings                                     226,488     333,910
                                                     ----------  ----------
                                                        655,351     765,607
  Less shares of common stock held in
    treasury, at cost: 12,160 at September 28,
    1998 and 7,463 at December 29, 1997                (153,996)   (122,131)
                                                     ----------  ----------
       Total stockholders' equity                       501,355     643,476
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  820,875  $  956,270
                                                     ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                                       4

                       CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                           Three-Months Ended        Nine-Months Ended
                                         ----------------------   ----------------------
                                          Sep. 28,    Sep. 29,     Sep. 28,    Sep. 29,
                                            1998        1997         1998        1997
                                         ----------  ----------   ----------  ----------

Revenues                                 $  126,048  $  146,081   $  362,676  $  410,222
                                         ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of revenues                           86,406      93,345      284,181     262,381
  Research and development                   24,168      24,560       73,119      70,009
  Selling, general and
    administrative                           20,152      18,977       62,228      55,676
  Restructuring costs                            --          --       65,099          --
                                         ----------  ----------   ----------  ----------
     Total operating costs
       and expenses                         130,726     136,882      484,627     388,066
                                         ----------  ----------   ----------  ----------
Operating income (loss)                      (4,678)      9,199     (121,951)     22,156
Interest expense                             (2,688)       (948)      (8,207)     (4,043)
Interest and other income                     4,924       2,756        8,301       9,821
                                         ----------  ----------   ----------  ----------
Income (loss) before income taxes            (2,442)     11,007     (121,857)     27,934
(Provision) benefit for income taxes          2,955      (3,797)      14,435      (9,623)
                                         ----------  ----------   ----------  ----------
Net income (loss)                        $      513  $    7,210   $ (107,422) $   18,311
                                         ==========  ==========   ==========  ==========

Net income (loss) per share:

    Basic                                $     0.01  $     0.08    $   (1.19) $     0.21
    Diluted                              $     0.01  $     0.08    $   (1.19) $     0.20

Weighted average common and
  common equivalent shares
  outstanding:

    Basic                                    90,161      90,054       90,755      86,887
    Diluted                                  92,183      96,084       90,755      95,038

         See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                         Nine-Months Ended
                                                       ----------------------
                                                        Sep. 28,    Sep. 29,
                                                          1998        1997
                                                       ----------  ----------
Cash flows from operating activities:
 Net income (loss)                                     $ (107,422) $   18,311
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation, amortization and other                    89,449      82,557
   Restructuring charges                                   65,099          --
   Amortization of debt issuance costs                        767         872
   Changes in operating assets and liabilities:
    Receivables                                             6,407         886
    Inventories                                            18,862     (17,564)
    Other assets                                            9,353      10,889
    Accounts payable and accrued liabilities               (7,461)     (8,432)
    Deferred income                                         2,060         445
    Income taxes payable and deferred income taxes         (1,088)     23,177
                                                       ----------  ----------
Net cash generated by operations                           76,026     111,141
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (43,386)   (216,620)
  Proceeds from sale of capital                             1,294      25,764
  Acquisition of property, plant and equipment            (51,339)   (110,751)
                                                       ----------  ----------
Net cash used for investing activities                    (93,431)   (310,607)
                                                       ----------  ----------
Cash flows from financing activities:
  Issuance (retirement) of convertible subordinated
    notes, net of issuance costs                           (4,325)    170,187
  Repurchase of common stock                              (50,425)         --
  Redemption of convertible debt                               --     (14,331)
  Issuance of common stock                                 10,367      25,082
  Proceeds from put premiums                                5,359          --
  Increase (decrease) in other long-term liabilities,
    including minority interest                            (1,935)      1,519
                                                       ----------  ----------
Net cash generated (used) by financing activities         (40,959)    182,457
                                                       ----------  ----------
Net decrease in cash and cash equivalents                 (58,364)     (8,009)
Cash and cash equivalents, beginning of year              151,725      20,119
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $   93,361  $   12,110
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

For interim financial reporting purposes, the Company reports on a 13-week quarter. The results of operations for the three and nine-month periods ended September 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

                                               Sep. 28,    Dec. 29,
                                                 1998        1997
                                              ----------  ----------
     Raw materials                            $    8,586  $   17,900
     Work in process                              29,655      35,281
     Finished goods                               19,822      23,744
                                              ----------  ----------
                                              $   58,063  $   76,925
                                              ==========  ==========

3.  Earnings Per Share

FAS 128 requires presentation of both basic and diluted EPS on the statement of operations. Basic EPS is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Potential common stock equivalent shares are included in the computation of diluted EPS, except when anti-dilutive. FAS 128 requires the reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as follows:


(In thousands, except per-share amounts)

                                             Three-months Ended

                              September 28, 1998             September 29, 1997
                         ------------------------------------------------------------
                                                Per                            Per
                                               Share                          Share
                           Income    Shares    Amount     Income    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------
Basic EPS:
 Net income              $     513    90,161 $    0.01  $   7,210    90,054 $    0.08
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --     1,436                   --     6,030
 Put options                    --       586                   --        --
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income              $     513    92,183 $    0.01  $   7,210    96,084 $    0.08
                         ========= ========= =========  ========= ========= =========


                                              Nine-months Ended

                              September 28, 1998             September 29, 1997
                         ------------------------------------------------------------
                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------
Basic EPS:
 Net income (loss)       $(107,422)   90,755 $   (1.19) $  18,311    86,887 $    0.21
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,502
 Convertible debentures         --        --                1,061     2,649
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $(107,422)   90,755 $   (1.19) $  19,372    95,038 $    0.20
                         ========= ========= =========  ========= ========= =========

Options to purchase 17,275,317 shares of common stock were outstanding at September 28, 1998, but were not included in the computation of diluted EPS since their exercise price was higher than the average market price. Convertible debentures outstanding at September 28, 1998 convertible to 7,196,000 shares of common stock were also excluded from diluted EPS as their effect was anti-dilutive.

4.  Restructuring and Other Non-Recurring Costs

In March 1998, the Company recorded a $65.1 million restructuring reserve to write-down and write-off manufacturing facilities, equipment and improvements; operating costs attributable to the closure and consolidation of manufacturing facilities; consolidation of test facilities; write-down of non-usable inventory in the Company's back-end manufacturing facility located in Thailand; the severance of manufacturing and other personnel; and other costs.

The original restructuring plan included the shut down of the Company's six-inch 0.6 micron wafer fabrication plant, Fab 3, in Bloomington, Minnesota and movement of all production to its eight-inch, 0.35 micron fab, Fab 4, also in Minnesota. The adjustments recorded related primarily to the write-down of the carrying value of manufacturing assets. As a result of developments in the semiconductor industry, such as decreasing average selling prices, particularly in its largest product line, Memory Products, the Company accelerated the use of more advanced manufacturing processes to produce its products. The use of these more advanced processes indicated that the carrying value of these selected older assets would not be recoverable. The fair value of such manufacturing assets was based primarily upon third party estimates of fair value. The impairment charge related to those assets that could not be upgraded to eight-inch capability for use in Fab 4. This charge also included severance payments for approximately 140 employees.

Fab 2, located in Round Rock, Texas has been used in the manufacture of wafers for the Memory Products, Datacommunication, Programmable Products and Computer Products divisions. A decision was made as part of the restructuring to discontinue producing commodity Static Random Access Memory ("SRAM") products in Texas. Costs associated with this decision included severance payments for approximately 100 employees and the write-off of equipment which could not be used elsewhere and all other related costs.


The Company uses a third party subcontractor, located in Thailand, for a portion of its test manufacturing. The restructuring included plans to consolidate the Company's test manufacturing operation in Thailand into its subsidiary operation located in the Philippines. Costs associated with this consolidation included severance payments, write-off of non-usable inventory and the write-down of equipment that could not be used in its Philippines plant.

The decision to centralize most of the wafer production in an eight-inch fab caused the Company to make a decision to upgrade its R&D wafer fab, Fab 1, located in San Jose, California, from six-inch to eight-inch to ensure compatibility. The charges associated with this anticipated upgrade included facility write-downs and disposal of certain six-inch manufacturing equipment.

The following tables set forth the Company's restructuring expense and charges taken against the reserve for the quarter and nine-month period ended September 28, 1998, respectively, and the restructuring reserve balance remaining at September 28, 1998:



(In thousands)
                                                        Third Quarter 1998 Activity

                                          Balance                                        Balance
                                          Jun. 28,                                       Sep.29,
                                            1998         Utilized       Adjustments        1998
                                       -------------   -------------   -------------   ------------
Write-down of fixed assets             $      39,573   $      (1,374)  $          --  $      38,199
Write-down of inventory                           --              --              --             --
Severance and other employee
 related charges                               4,121            (324)             --          3,797
Other fixed asset related
 charges                                       3,030              --              --          3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                    8,525          (1,713)             --          6,812
                                       -------------   -------------   -------------   ------------
  Total                                $      55,249   $      (3,411)  $           0   $     51,838
                                       =============   =============   =============   ============


                                                        1998 Restructuring Activity

                                           1998                                           Balance
                                       Restructuring                                      Sep.29,
                                          Expense        Utilized       Adjustments        1998
                                       -------------   -------------   -------------   ------------
Write-down of fixed assets             $      44,950   $      (6,751)  $          --  $      38,199
Write-down of inventory                        1,964          (1,964)             --             --
Severance and other employee
 related charges                               4,779          (2,382)          1,400          3,797
Other fixed asset related
 charges                                       3,030              --              --          3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                   10,376          (2,164)         (1,400)         6,812
                                       -------------   -------------   -------------   ------------
  Total                                $      65,099   $     (13,261)  $           0   $     51,838
                                       =============   =============   =============   ============

For the quarter and nine-month period ended September 28, 1998, the Company charged $3.4 million and $13.3 million, respectively, against the restructuring reserve. These charges were primarily related to the write-off of fixed assets located at the Company's domestic wafer manufacturing facilities, the write-off of inventory located at the Company's third party subcontractor in Thailand and expenses incurred for severance and other employee related items. Adjustments reflect revisions to estimates previously made with the purpose of appropriately classifying costs according to their end purpose. During the third quarter of 1998, the Company disposal of some equipment which were included in the restructuring reserve.

The Company has completed the shut down of Fab 3, which included severance payments to approximately 140 employees.


The Company has discontinued producing commodity SRAM products in Fab 2 and has made severance payments to approximately 100 employees in relation to the restructuring of the facility.

The Company is also in the midst of moving its third party subcontractor test operation located in Thailand to the Philippines and is expected to complete the move by December 1998.

Separately, the Company recorded a $27.3 million charge for additional inventory reserves related to the ongoing, over-supply and continued inventory corrections by end user customers, the write-off of pre-operating costs related to its Minnesota and Philippines plants and the write-off of an equity investment. These charges were recorded in cost of revenues, selling, general and administrative expenses, and other income and expenses on the income statement during the first quarter.

5.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains and losses be either reported in the statement of operations or as a deferred item depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective in fiscal year 2000.

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

In May 1998, EMI Group of North America, Inc. ("EMI") filed suit against the Company in the Federal Court in Delaware, claiming that the Company has infringed on two patents owned by EMI. The Company has reviewed the charges, and it believes that the charges are without merit, that it does not infringe the patents in question, and that the patents are invalid and/or unenforceable. In July 1998, EMI amended their complaint against the Company, alleging that the Company infringed two further patents owned by EMI. The Company has reviewed these charges and believes that these charges are also without merit and that it does not infringe the patents in question, and that the patents are invalid and/or unenforceable. The Company will vigorously defend itself in these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. At this time the Company believes that the outcome of these actions will not have a material adverse effect on the Company's financial position or results of operations.

In January 1998, the Company was contacted by an attorney representing the estate of Mr. Jerome Lemelson, charging that the Company infringes certain patents owned by Mr. Lemelson. The estate of Mr. Lemelson has not filed suit, but has urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company is in the process of reviewing the claims to determine their validity. Should the estate file suit, the Company will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. At this time, the Company believes that the outcome of this action will not have a material adverse effect on the Company's financial position or results of operations.

In June 1997, the Company commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"), asking for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by the Company. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In December 1997, in a related case, the United States District Court for the Eastern District of Virginia preliminarily ruled that the patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal had been filed as of November 10, 1998. The Company believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, the Company's business, financial condition and results of operations could be materially and adversely affected.

At this time, the Company believes that the outcome of this action will not have a material adverse effect on the Company's financial position or results of operations.

On October 2, 1997, the Company filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California in


Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of the Company made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by the Company's officers. A motion by Messrs. Yourman and Weiss to dismiss the Company's malicious prosecution action was denied, and was also subsequently denied by the Supreme Court of California. This action has gone forward into discovery and the defendants have offered a settlement which has been refused by the Company. Although the results of litigation are unpredictable, the Company believes it will prevail. The Company believes that this action, regardless of its outcome, will have little, if any, effect on the Company's financial condition or results of operations.

In June 1998, the Company was contacted by Lucent Technologies ("Lucent") regarding the infringement of four or more patents owned by Lucent. Subsequently, the Company has notified Lucent that Lucent has infringed on one of the Company's patents. The Company believes that a new cross-licensing agreement will be finalized with Lucent by the first quarter of 1999. The Company believes the outcome of this action will have little, if any, effect on the Company's financial condition or results of operations.

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


RESULTS OF OPERATIONS:
--------------------------
Revenues for the quarter and nine-month period ended September 28, 1998 decreased 13.7% and 11.6%, respectively, compared to the comparable periods a year ago. Revenues dropped to $126.0 million and $362.7 million for the quarter and nine-month period ended September 28, 1998, respectively, compared to $146.1 million and $410.2 million in the respective periods in 1997. The decline in revenues continues to be attributable to reduced revenues in the Company's highest revenue producing division, the Memory Products Division ("MPD") where revenues decreased 20.3%, comparing the third quarter of 1998 to the comparable quarter in 1997. Revenue for Static Random Access Memory ("SRAM") products continue to decline due to lower sales volume and lower average selling prices ("ASPs"). Comparing the third quarter of 1998 to the third quarter of 1997, sales volume decreased 5.9%, while ASPs declined 15.7%. SRAM average selling prices appear to have stabilized in 1998 but are at a lower level than in 1997.

Revenues generated from the Company's Programmable Products Division ("PPD") also continued to decline, dropping 32.1% comparing the third quarter of 1998 to the comparable quarter in 1997. Similar to the first half of 1998, PPD's revenues in the third quarter of 1998 were lower due to the Company's decision to exit the commodity Erasable Programmable Read-only Memory ("EPROM") business in December 1997 and the sale of its Field Programmable Gate Array ("FPGA") line of products to Quicklogic Corporation in 1997. Revenues generated from the Programmable Read-only Memory ("PROM") and EPROM line of products were 33.0% lower in the third quarter of 1998 compared to the comparable quarter in 1997. Revenues generated from the Company's Programmable Logic line of products also continued to fall, dropping 31.4% comparing the third quarter of 1998 to the third quarter of 1997. Lower revenues were primarily due to a 32.5% decline in unit sales volume. ASPs for Programmable Logic products have remained relatively constant.

In the third quarter of 1998, revenues generated from the Company's Datacommunication Division ("DCD") increased 5.3% compared to the same quarter in 1997. This revenue growth was primarily due to sales volume from the sale of Specialty Memory products, which include the Dual-Port and First-in, First-out ("FIFO") family of products.

Revenues generated by the Company's Computer Products Division ("CPD") continued to grow during the third quarter of 1998 increasing by 11.6%, compared to the same quarter a year ago. CPD's revenue growth can be attributed to its Clock line of products which increased revenues 25.5% as a result of a 63.5% increase in unit sales volume. This increased sales volume more than offset a 22.8% decline in ASPs comparing the same time periods. CPD also benefited from increased revenues recorded from the sale of its Universal Serial Bus ("USB") line of products. USB is a relatively new line of products and the Company recorded an insignificant amount of revenues in 1997.

As noted above, the Company continued to experience reductions in ASPs throughout several of its product lines, however, the rate of decline has decreased from that experienced in 1997. The decrease in ASPs continued to be caused by industry over-supply, particularly evident in the telecommunication and data communication markets that the Company principally serves. The Company does not expect ASPs for the remainder of 1998 to fluctuate significantly from those experienced during the third quarter of 1998.

In March 1998, the Company recorded a $65.1 million restructuring reserve to write-down and write-off manufacturing facilities, equipment and improvements; operating costs attributable to the closure and consolidation of manufacturing facilities; consolidation of test facilities; write-down of non-usable inventory in the Company's back-end manufacturing facility located in Thailand; the severance of manufacturing and other personnel, and other costs.

Separately, the Company recorded a $27.3 million charge for additional inventory reserves related to the ongoing, over-supply and continued inventory corrections by end user customers, the write-off of pre-operating costs related to its Minnesota and Philippines plants and the write-off of an equity investment. These charges were recorded in cost of revenues, selling, general and administrative expenses, and other income and expenses on the income statement during the first quarter.

As of September 28, 1998, the total restructuring reserve remaining on the Company's balance sheet was $51.8 million, primarily related to the write-off of fixed assets awaiting disposition.

For the quarter and nine-month period ended September 28, 1998, the Company charged $3.4 million and $13.3 million, respectively, against the restructuring reserve. These charges were primarily related to the write-off of fixed assets located at the Company's domestic wafer manufacturing facilities, the write-off of inventory located at the Company's third party subcontractor in Thailand and expenses incurred for severance and other employee related items.

The Company's cost of revenues as a percentage of revenues for the quarter and nine-month period ended September 28, 1998 increased to 68.6% and 78.4%, respectively, compared to 63.9% and 64.0%, respectively, in the comparable periods in 1997. In the first quarter of 1998, the Company recorded in cost of sales, non-recurring, one-time charges of $21.7 million, primarily related to the write-down of certain inventory, the write-off of pre-operating costs at the Company's domestic wafer fabrication plant in Minnesota and its assembly and test facility located in the Philippines and write-down of certain equipment located in Minnesota. Without these non-recurring costs, cost of revenues as a percentage of revenues for the nine-month period in 1998 would have been 72.4%.

Revenues in 1998 have continued to decline due to lower ASPs, despite an increase in units sold. Should ASPs in the future continue to erode at a rate greater than anticipated, gross margins could be materially adversely affected. The Company continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs on its gross margin. In March 1998, the Company announced a restructuring of its domestic wafer fabrication facilities and its offshore back-end manufacturing operations. This restructuring includes the shutdown of the Company's six-inch wafer fabrication plant and the movement of production to its eight-inch facility in Minnesota, the downsizing of its wafer fabrication plant in Texas, and the consolidation of its test manufacturing operations, located at Alphatec Electronics Pcl ("Alphatec"), into its Philippines plant. The portion of the activities completed to date has increased the Company's manufacturing efficiencies and as a result, lowered the Company's manufacturing costs as a percentage of revenues. The Company is expecting to continue to benefit from these restructuring activities in future quarters.

At September 28, 1998, the Company had consigned approximately $9.8 million, net book value, of capital assets to Alphatec and Alphatec's production represented approximately 8.1% of the Company's backend manufacturing capacity (down from approximately 17.0% in the fourth quarter of 1997). As stated above, the Company plans to consolidate its test manufacturing operations located at Alphatec into its Philippines plant by the end of 1998, which will eliminate test manufacturing activity performed by Alphatec. In 1997, Alphatec experienced financial difficulties; however, the Company believed that the assembly and test operations with which the Company currently does business continue to operate normally. The Company is in the process of moving its test production out of Alphatec and into its backend manufacturing facility in the Philippines. Should Alphatec cease operations or be forced to reduce its manufacturing capacity, the Company's ability to manufacture a portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture the Company's products to date.

Research and development ("R&D") expenses as a percent of revenues increased to 19.2% and 20.2%, respectively, for the quarter and nine-month period ended September 28, 1998, compared to 16.8% and 17.1%, respectively, for the comparable periods in 1997. The increase in R&D expenses as a percent of revenues is attributable to lower revenues as actual R&D spending decreased slightly comparing the third quarter of 1998 to the comparable quarter in 1997. The Company continued to spend on R&D in an effort to accelerate the development of new products and its 0.35 and 0.25 micron process technologies. Even with the Company's commitment to increase design capabilities in its design centers and the transformation of the San Jose six-inch R & D facility into an eight-inch R & D facility, R&D spending as a percent of revenues is projected to remain relatively constant in the future as the Company explores new markets and improves its design and process technologies in an effort to increase revenues and reduce costs.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter and nine-month period ended September 28, 1998 increased to 16.0% and 17.2%, respectively, compared to 13.0% and 13.6%, respectively in the comparable periods a year ago. SG&A spending for the first nine-months of 1998 grew 11.8% in comparison to the first nine-months in 1997. The increase in SG&A spending was primarily due to costs incurred to ensure customer satisfaction, higher marketing costs due to a new sales force training program and higher expenditures in marketing communications. With the exception of variable spending, such as incentive bonuses and commissions, the Company expects to keep SG&A spending relatively constant.

The Company's operating loss for the quarter and nine-month period ended September 28, 1998 was $4.7 million, or 3.7% of revenues, and $122.0 million, or 33.6% of revenues, respectively, compared to operating income of $9.2 million, or 6.3% of revenues and $22.2 million, or 5.4% of revenues, respectively, in the comparable periods in 1997. Without the $89.3 million of restructuring and other non-recurring charges recorded as operating charges, the operating loss in the first nine months of 1998 would have been $32.7 million. Although the Company's revenues have increased each quarter throughout 1998, due to the effects of falling ASPs, the Company had to sell more units in order to achieve such growth.

For the quarter and nine-month period ended September 28, 1998, the Company recorded net interest and other income of $2.2 million and $0.1 million, respectively, compared to $1.8 million and $5.8 million in the comparable periods in 1997. In the first quarter of 1998, the Company recorded a non-recurring, pre-tax charge of $3.1 million related to the write-down of a certain investment. Without this write-down, net interest and other income for the nine-month period ended September 28, 1998 would have been $3.2 million.
In September 1998, the Company recorded a $0.7 million gain related to the retirement of $5.0 million principal amount of its $175.0 million, 6.0% convertible subordinated note. During the first quarter of 1997, the Company recorded a $3.8 million gain from the sale of its remaining investment in Vitesse Corporation. The gain was partially offset by one-time costs associated with the conversion of the 1994 convertible subordinated notes and costs associated with the increased borrowing under the Company's line of credit.


For the quarter and nine-month period ended September 28, 1998, the Company recorded an income tax benefit of $3.0 million and $14.4 million, respectively, compared to an income tax expense of $3.8 million and $9.6 million, respectively, in the comparable periods in 1997. The income tax benefit recorded in the third quarter of 1998 was as a result of a comprehensive study recently completed by the Company in relation to additional R & D tax credits. As of September 28, 1998, the income tax rate for 1998 was 11.8%. In 1997, the income tax rate for the quarter and nine-month period was 34.5%. The Company expects to record zero tax provision for the fourth quarter of 1998.


FACTORS AFFECTING FUTURE RESULTS:

-----------------------------------


The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, among other things, statements as to our future expenditure levels, operating results and business plans that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by our products, such as networking, computer, and telecommunications markets, the effects of competition, characterized by price erosion, rapid technological change and heightened foreign competition in many markets, slower than expected growth in demand for semiconductor products, the availability and extent of utilization of manufacturing capacity, dependence on independent subcontract vendors, dependence on limited sources of supplies, fluctuation in manufacturing yields, the successful development and timing and market acceptance of new product introductions, product obsolescence, costs associated with future litigation, costs associated with protecting our intellectual property, the successful ramp up of our Philippines back-end manufacturing plant, and the ability to develop and implement new technologies including the continued transition to full commercial production of our new 0.35 and 0.25 micron processes, dependence on key personnel, risk of international operations and the effects of environmental regulations.

Our quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for our products; changes in the product mix of sales; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of our new products; the Company's ability to introduce new products that meet customer requirements; market acceptance of our products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of our Philippines backend manufacturing plant; the inability to execute successfully the Company's restructuring plan; the ability to develop and implement new technologies, including the transition to our new 0.35 and
0.25 micron process and continued migration to smaller geometries; the conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; the conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; the level of expenditures for research and development and sales, general and administrative functions of ours; costs associated with future litigation; and costs associated with protecting our intellectual property. Any one or more of these factors could result in us failing to achieve its expectations as to future revenues, gross profit and income from operations. Additionally, risks inherent in the cyclical nature of the semiconductor industry may cause our quarterly and annual results of operations to vary significantly. Moreover, as is common in the semiconductor industry, we frequently ship more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting our quarterly revenues and results of operations.

Since we recognize revenues from sales to domestic distributors only upon the distributors' sale to end customers, we are highly dependent on the accuracy of distributors' estimates on their resale, which could be materially different from the actual amounts finally reported.

Additionally, our headquarters and some manufacturing facilities are located near major earthquake faults. In the event of a major earthquake, we could suffer damages that could materially and adversely affect our business, financial conditions and results of operations.


YEAR 2000 DISCLOSURE:
----------------------

In just over a year, most companies will face a potentially serious problem because many software applications, operational systems and equipment with embedded chips or processors may not properly recognize or accurately process calendar dates beginning in the year 2000, due to the prevalent use of two digits to represent the year in these equipment or systems.

Like many other companies, the year 2000 issue creates a risk for Cypress. The year 2000 problem could affect computers, software and other equipment used and operated by the Company. This could result in system failures causing disruptions in operations, including among other things, interruptions in manufacturing, design and process development operations; temporary disruptions in processing business transactions and disruptions in normal business operations.

The Company has taken company-wide actions to assess the nature and extent of work required to prepare its products, systems, equipment and infrastructure for the Year 2000. In addition, the Company has engaged in the process of evaluating its key suppliers and customers to determine the extent to which the Company's operation's are vulnerable based upon third parties to remediatation of their own Year 2000 issues. These activities represent continuing efforts of the Company to address the year 2000 problem which commenced with the implementation of a Year 2000-compliant accounting software system in 1997.

The Company's president and executive staff have assumed the responsibility of managing the impact of the Year 2000 problem on the Company including, programs for identification, inventory taking, risk assessment and cost estimates of problems associated with the Year 2000; the plans, remediation effort and testing methodology to correct those problems; and the development of contingency plans should some of the corrective actions fail to correct the problem or not get implemented in a timely manner. These activities, in varying phases, are currently in process.

It is the objective of the Company for its MIS systems to be compliant by March 1999 and the rest of its systems, equipment and infrastructure to be compliant by June 1999.

To date, the Company has incurred an insignificant amount of expenditures related to the Year 2000 problem and an estimate of the total cost of remediation is expected to be available by the end of fiscal year 1998.

At this time, the Company cannot give any assurance that the Year 2000 problem will not have a material adverse affect on the Company's operations and earnings in the future. Since the programs, as described, are still on going, all potential Year 2000 issues have not yet been identified. Therefore, the potential impact of these issues on the Company's financial condition and results of operations cannot be determined at this time.


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


LIQUIDITY AND CAPITAL RESOURCES:

---------------------------------


The Company's cash, cash equivalents and short-term investments totaled $186.6 million at September 28, 1998, a decrease of $15.0 million compared to the end of 1997.

During the first nine-months of 1998, the Company purchased $51.3 million in capital equipment compared to $110.8 million in the comparable period in 1997. The Company purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for the Company's wafer fabs is expected to improve wafer manufacturing capacity and capabilities as the Company implements new technologies, including its 0.35 and 0.25 micron processes. A majority of the new equipment purchased was for Fab IV located in Minnesota for the conversion of equipment from six-inch to eight-inch. Equipment purchased for the Philippines and its subcontractors was used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate the Company's research and development capabilities. Capital purchases for the remainder of 1998 are expected to be approximately $40.0 million as the Company continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

During 1997, the Board of Directors authorized the repurchase of up to 4.0 million shares of the Company's common stock. In September 1998, the Board of Directors authorized an additional 10.0 million shares to be repurchased. To date, 8.1 million shares have been repurchased under this entire program for $67.5 million. The shares purchased are expected to be issued in conjunction with the Company's 1994 Stock Option Plan and Employee Stock Purchase Program. In conjunction with the authorized stock repurchase program, the Company sold put warrants through private placements for which the Company received a net amount of $9.4 million as of November 10, 1998. The Company may have a maximum potential obligation to purchase 6.0 million shares of its common stock at an aggregate price of $57.6 million as of November 10, 1998. The puts have various expiration periods from November 1998 through May 1999. The Company has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash.

In September 1998, the Company retired $5.0 million principal amount of its $175.0 million, 6.0% convertible subordinated notes for $4.3 million, resulting in a $0.7 million pre-tax gain. In October 1998, the Company retired an additional $10.0 million principal amount of its convertible subordinated note for $8.6 million, resulting in a $1.4 million, pre-tax gain. Offsetting the gain was the write-off of costs associated with the issuance of the bond of $0.4 million (pre-tax).

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

In July 1996, the Company established a three-year $100 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The line of credit was cancelled during the second quarter of 1998.

The Company believes that existing cash and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. In the event that ASPs decline at rates above normal industry levels and increased demand is insufficient to offset the effects of such declines, the Company may be required to raise additional capital through a debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to the Company or available at terms the Company deems satisfactory.

                         PART II - OTHER INFORMATION


ITEM 1. The information required by this item is included in Part I in Note 6 of Notes to the Condensed Consolidated Financial Statements.


ITEM 5.  Other Information

         In July 1998, Pierre Lamond resigned as the Company's Chairman of the board of directors. Mr. Lamond served on the Company's board for 14 years. The Company has named Eric Benhamou, Chief Executive Officer of 3Com and a board member since 1993, as the new Chairman of the board. In September 1998, the Company announced Alan F. Shugart as a new board member replacing Mr. Benhamou. Mr. Shugart is the founder of Seagate Technology Inc.


ITEM 6:

  (a)  Exhibit  -  27     "Financial Data Schedule"

  (b)  Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYPRESS SEMICONDUCTOR CORPORATION


Date:    November 10, 1998           /s/  T.J. Rodgers
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