Form 10-K/A
period 1997-12-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-12-02
CIK 791915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 2

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PURPOSE OF THE AMENDMENT:

The following amendment is to change the caption related to the Year 2000 disclosure to read as follows "YEAR 2000 Readiness Disclosure".

YEAR 2000 READINESS DISCLOSURE

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 2nd day of December 1998.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                       SIGNATURE                                    TITLE                   DATE
                       ---------                                    -----                   ----
                    /s/ T.J. RODGERS                      President, Chief Executive  December 2, 1998
--------------------------------------------------------     Officer and Director
                      T.J. Rodgers                           (Principal Executive
                                                                   Officer)

                 /s/ EMMANUEL HERNANDEZ                    Chief Financial Officer    December 2, 1998
--------------------------------------------------------   Vice President, Finance
                   Emmanuel Hernandez                                and
                                                          Administration (Principal
                                                           Financial and Accounting
                                                                   Officer)

                  /s/ PIERRE R. LAMOND                     Chairman of the Board of   December 2, 1998
--------------------------------------------------------          Directors
                    Pierre R. Lamond

                   /s/ FRED B. BIALEK                              Director           December 2, 1998
--------------------------------------------------------
                     Fred B. Bialek

                   /s/ ERIC BENHAMOU                               Director           December 2, 1998
--------------------------------------------------------
                     Eric Benhamou

                   /s/ JOHN C. LEWIS                               Director           December 2, 1998
--------------------------------------------------------
                     John C. Lewis