Form 10-Q/A
period 1998-03-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-12-02
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                AMENDMENT NO. 1
                                      TO
                                  FORM 10-Q/A

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF
                        THE SECURITIES EXCHANGE ACT OF 1934


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


     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Report filed on Form 10-Q for the quarter ended March 30, 1998, filed on May 14, 1998 as set forth in the pages attached hereto.


PART I - Financial Information
----------------------------------

Item 2.  Management's Discussion and Analysis                        Page 16

PURPOSE OF THE AMENDMENT:

The following amendment is to change the caption related to the Year 2000 disclosure to read as follows "Year 2000 Readiness Disclosure".

YEAR 2000 READINESS DISCLOSURE:
--------------------------------

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


Date:    December 2, 1998           /s/  T.J. Rodgers
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