Form 10-Q/A
period 1998-06-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-12-02
CIK 791915

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


     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Report filed on Form 10-Q for the quarter ended June 29, 1998, filed on August 13, 1998 as set forth in the pages attached hereto.


PART I - Financial Information
----------------------------------

Item 2.  Management's Discussion and Analysis                     Page 17

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