Form 10-Q/A
period 1998-09-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1998-12-02
CIK 791915

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


     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Report filed on Form 10-Q for the quarter ended September 28, 1998, filed on November 10, 1998 as set forth in the pages attached hereto.


PART I - Financial Information
----------------------------------

Item 2.  Management's Discussion and Analysis                     Page 19

PURPOSE OF THE AMENDMENT:

The following amendment is to change the caption related to the Year 2000 disclosure to read as follows "Year 2000 Readiness Disclosure".

YEAR 2000 READINESS DISCLOSURE:
---------------------------------

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