Form 10-Q/A
period 1998-03-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-03-24
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-Q/A

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

                                  FORM 10-Q/A
                          Quarter Ended March 30, 1998

                                     Index


Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages   3 - 13
Item 2.  Management's Discussion and Analysis                  Pages  14 - 22


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  23
Item 6.  Exhibits and Reports on Form 8-K                      Page  23

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                     (Restated)
                                                      Mar. 30,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $  137,058   $ 151,725
  Short-term investments                                 61,083      49,836
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            198,141     201,561
  Accounts receivable, net of allowances of
      $1,093 at March 30, 1998 and $3,524 at
      December 29, 1997                                  59,140      67,854
  Inventories                                            64,983      76,925
  Other current assets                                   62,369      51,740
                                                     ----------  ----------
       Total current assets                             384,633     398,080
Property, plant and equipment (net)                     388,467     442,661
Assets held for sale                                      6,310          --
Other assets, including restricted investments of
 $60,058 and $60,112 and long-term marketable
 securities of $32,362 and $42,146, at
 March 30, 1998 and December 29, 1997, respectively.     98,992     115,529
                                                     ----------  ----------
         Total assets                                $  878,402  $  956,270
                                                     ==========  ==========

















                                       3







                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                     (Restated)
                                                      Mar. 30,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   65,220  $   60,857
  Accrued liabilities                                    28,626      21,472
  Deferred income on sales to distributors               10,105       9,636
  Income taxes payable                                       --       1,088
                                                     ----------  ----------
       Total current liabilities                        103,951      93,053
Convertible subordinated notes                          175,000     175,000
Deferred income taxes                                    36,070      36,070
Other long-term liabilities, including minority
 interest                                                 8,350       8,671
                                                     ----------  ----------
         Total liabilities                              323,371     312,794
                                                     ----------  ----------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 98,147,000 issued;
    90,919,000 and 90,684,000 outstanding                 1,015       1,015
  Additional paid-in capital                            438,316     430,682
  Retained earnings                                     239,937     333,910
                                                     ----------  ----------
                                                        679,268     765,607
  Less shares of common stock held in
    treasury, at cost: 7,228,000 at March 30, 1998
    and 7,463,000 at December 29, 1997                 (124,237)   (122,131)
                                                     ----------  ----------
       Total stockholders' equity                       555,031     643,476
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  878,402  $  956,270
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

                                       4

                       CYPRESS SEMICONDUCTOR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                Three Months Ended
                                              ----------------------
                                              (Restated)
                                               Mar. 30,    Mar. 31,
                                                 1998        1997
                                              ----------  ----------
Revenues                                      $  116,953  $  125,999
                                              ----------  ----------
Costs and expenses:
  Cost of revenues                               114,382      82,349
  Research and development                        24,488      21,023
  Selling, general and administrative             22,196      17,564
  Restructuring costs (Note 5)                    57,099          --
                                              ----------  ----------
     Total operating costs and expenses          218,165     120,936
                                              ----------  ----------
Operating income (loss)                         (101,212)      5,063
Interest expense                                  (2,842)     (2,316)
Interest and other income                            102       4,826
                                              ----------  ----------
Income (loss) before income taxes               (103,952)      7,573
(Provision) benefit for income taxes               9,979      (2,613)
                                              ----------  ----------
Net income (loss)                             $  (93,973) $    4,960
                                              ==========  ==========

Net income (loss) per share:

    Basic                                     $    (1.03) $     0.06
    Diluted                                   $    (1.03) $     0.06

Weighted average common and
  common equivalent shares
  outstanding:

    Basic                                         91,068      81,838
    Diluted                                       91,068      94,489


     See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                       ----------------------
                                                       (Restated)
                                                        Mar. 30,    Mar. 31,
                                                          1998        1997
                                                       ----------  ----------
Cash flows from operating activities:
 Net income (loss)                                     $  (93,973) $    4,960
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           29,180      27,639
   Restructuring charges                                   57,099          --
   Other non-recurring costs                                8,827          --
   Non-cash interest and amortization of debt
    issuance costs                                          2,873         951
   Changes in operating assets and liabilities:
    Receivables                                             8,905      (7,642)
    Inventories                                            11,942      (7,066)
    Other assets                                           (1,270)      7,038
    Accounts payable and accrued liabilities               (1,858)     (3,104)
    Deferred income                                           469        (565)
    Income taxes payable                                   (1,088)      8,929
                                                       ----------  ----------
Net cash generated by operations                           21,106      31,140
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (11,247)    (55,628)
  Acquisition of property, plant and equipment            (29,734)    (30,021)
                                                       ----------  ----------
Net cash used for investing activities                    (40,981)    (85,649)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                               (2,106)         --
  Borrowings from line of credit                               --      50,999
  Redemption of Convertible debt                               --     (14,331)
  Issuance of common stock                                  7,634       4,055
  Other long-term liabilities, including minority
    interest                                                 (320)     (4,403)
                                                       ----------  ----------
Net cash generated by financing activities                  5,208      36,320
                                                       ----------  ----------
Net decrease in cash and cash equivalents                 (14,667)    (18,189)
Cash and cash equivalents, beginning of year              151,725      20,119
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $  137,058 $    1,930
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

         Notes to Condensed Consolidated Financial Statements (Restated)
                                  (Unaudited)


1.  Interim Statements

In the opinion of management of Cypress Semiconductor Corporation ("Cypress") the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While Cypress believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 1997 included in Cypress's 1997 Annual Report on
Form 10-K.

For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three-month period ended March 30, 1998 are not necessarily indicative of the results to be expected for the full year.


2.  Restatement

In response to a review by the staff of the Securities and Exchange Commission, Cypress is revising previously reported financial statements. Specifically, and as discussed in detail in Note 5, the consolidated financial statements for the quarter ended March 30, 1998 have been restated to adjust the charges related to the restructuring activity which occurred during the first quarter of 1998. As a result of the restatement, net loss and net loss per share for the three month period ended March 30, 1998 are as follows:

                                      Three Months Ended
                                    Previous      Restated
                                   ----------    ----------

     Net loss                      $ (101,189)   $  (93,973)
                                   ==========    ==========

     Basic EPS                     $    (1.11)   $    (1.03)
                                   ==========    ==========

     Diluted EPS                   $    (1.11)   $    (1.03)
                                   ==========    ==========

3.  Inventories

                                               Mar. 30,    Dec. 29,
                                                 1998        1997
                                              ----------  ----------
     Raw materials                            $    9,600  $   17,900
     Work in process                              25,238      35,281
     Finished goods                               30,145      23,744
                                              ----------  ----------
                                              $   64,983  $   76,925
                                              ==========  ==========

4.  Earnings Per Share

Cypress adopted Statement of Accounting Standard No. 128 ("FAS 128"), Earnings Per Share ("EPS") in 1997. FAS 128 requires presentation of both basic and diluted EPS on the income statement. Basic EPS is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Potential common stock equivalent shares are included in the computation of diluted EPS, except when anti-dilutive. FAS 128 requires the reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as follows:


(In thousands, except per-share amounts)
                                             Three Months Ended
                                   (Restated)
                                 March 30, 1998                 March 31, 1997
                         ------------------------------------------------------------

                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------

Basic EPS:
 Net income (loss)       $ (93,973)   91,068 $   (1.03) $   4,960    81,838 $    0.06
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,147
 Convertible debentures         --        --                  966     7,504
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $ (93,973)   91,068 $   (1.03) $   5,926    94,489 $    0.06
                         ========= ========= =========  ========= ========= =========

                                      8

Options to purchase 22,848,000 shares of common stock were outstanding at March 30, 1998, but were not included in the computation of diluted EPS as the effect of these shares was anti-dilutive. Convertible debentures outstanding at March 30, 1998 convertible to 7,408,000 shares of common stock were also excluded from diluted EPS as their effect was anti-dilutive.


5.  Restructuring and Other Non-Recurring Costs

In March 1998, Cypress recorded restructuring charges for $65.1 million. This primarily related to the write-down of the carrying value of fixed assets to their recoverable amount, thus requiring a charge of $52.5 million and establishment of reserves amounting to $12.6 million relating to the write-down of inventory; operating costs attributable to the closure and consolidation of manufacturing facilities; consolidation of test facilities; severance of manufacturing and other personnel and other costs.

Subsequently, Cypress revised the charge previously recorded in March 1998 in order to better reflect when the charges were required. The revisions included reductions in the charges for the write-down of assets of $6.1 million and the reduction in the reserves required for severance and inventory write-downs amounting to $1.9 million. These charges were recorded in subsequent quarters.

The restructuring entailed:

     (1) The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

     (2) The discontinuance of the 0.6 micron 256k SRAM production in Fab 2 located in Texas.

     (3) The conversion of an existing research and development fab located in San Jose ("Fab 1") to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

     (4) The transfer of Cypress's test operations from its subcontractor, Alphatec, in Thailand to Cypress's production facility in the Philippines.

     (5) The restructuring activities described above include the termination of approximately 850 personnel, primarily from manufacturing, both at Cypress and at Alphatec.

FAB 3 - The charge relating to the shutdown of Fab 3 was $28.4 million. Of this amount, $26.0 million related to the write-down of equipment held for sale, $1.7 million of other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets, $0.5 million for severance and $0.2 million related to inventory.

Fab 3 assets, which were not upgradable to eight-inch capability, were written down based on the estimated useful lives of the assets and the salvage value of the assets. The estimated useful lives were generally two months as a result of the decision to discontinue production in Fab 3 and the salvage value was determined based on the estimated sales value of used semiconductor equipment. Non-upgradable Fab 3 assets were depreciated to their salvage value during the production phase-down period. Fab 3 assets, which are upgradable to eight-inch capability, will be transferred to Fab 4. Assets were written down to the revised carrying values and are included in "Assets held for sale" in the accompanying balance sheet.

In accordance with the restructuring plan, Cypress plans to cease Fab 3 production in the second quarter of 1998. As of March 30, 1998, a substantial amount of the equipment remains on hand. Cypress expects to recover the originally determined salvage value for such equipment, however, no assurance can be given as to the amount of proceeds which will ultimately be collected.

FAB 2 - The decision to discontinue manufacturing SRAM products on Cypress's
0.6 micron 256K SRAM process in Texas resulted in excess equipment and employee redundancy. Charges related to this decision totaled $21.3 million, of which $18.0 million related to the write-down of equipment held for sale, $0.3 million related to the write-down of inventory, $1.7 million related to severance and other employee related costs and $1.3 million of other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets and the resolution of certain related tax matters.

Excess equipment in Fab 2 was written down based on the estimated useful lives of the assets and the estimated salvage value of the assets. The salvage value was determined based on the estimated sales value of used semiconductor equipment. Cypress had the ability and intention to sell all the equipment immediately but due to the semiconductor industry slow-down, Cypress recognized immediate sale of the equipment would be difficult. The equipment was kept in the fab, ready for demonstration and testing by a willing buyer. Cypress plans to use the equipment during the production phase-down period through the beginning of the second quarter of 1998.

Similar to Fab 3 equipment, most of the equipment in Fab 2 remains on hand due to the over-supply of used semiconductor equipment on the market. Cypress expects to recover the originally determined salvage value for such equipment, however, no assurance can be given as to the amount of proceeds which will ultimately be collected.

FAB 1 AND SAN JOSE OPERATIONS - The restructuring plan included the upgrade of Fab 1 to an eight-inch facility to ensure compatibility with Cypress's Fab 4 manufacturing facility in Minnesota. Fab 1 is used for research and development purposes. The plan assumed commencement of Fab 1 restructuring activities during the middle of 1998 with completion by the end of January 1999. The plan included the disposal of six-inch manufacturing equipment in January 1999 which was not upgradable to eight-inch capability. Therefore, the remaining net book value of $6.1 million of such assets is being written off over the estimated useful life through January 1999. Incremental depreciation charges, to reflect the revised useful lives of this equipment will be included in research and development costs from the second quarter onward. Cypress also reserved $1.0 million to write-down the value of certain other equipment and assets and reserved $1.3 million related to severance and other employee related costs.

ALPHATEC - Cypress reserved $5.1 million to provide for the consolidation of Thailand test activities from Alphatec, Cypress's subcontractor, with Cypress's Philippines facility. Of this $5.1 million reserve, $1.5 million relates to production inventories which are no longer useable as a result of this consolidation, $1.3 million relates to severance costs at the subcontractor, $1.3 million relates to excess equipment and leasehold improvements which are no longer used and $1.0 million for other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets. The assets were considered held for sale and were written down to their revised carrying values. The transfer of production from Alphatec to the Philippines facility is expected to begin during the second quarter of 1998 and be completed by December 1998. There are no capitalized pre-operating costs subsequent to the first quarter of 1998.

The following table sets forth the restructuring expense reserve and charges taken against the reserve based on the restated restructuring charges for the quarter ended March 30, 1998.


(In thousands)

                                           Q198                          Balance
                                       Restructuring                     Mar. 30,
                                          Charges        Utilized          1998
                                       -------------   -------------   -------------
Write-down of inventory                $       1,964   $      (1,964)  $          --
Severance and other employee
 related charges                               4,779              --           4,779
Other fixed asset related
 charges                                       3,030              --           3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                      976              --             976
                                       -------------   -------------   -------------
  Total                                $      10,749   $      (1,964)  $       8,785
                                       =============   =============   =============


During the first quarter of 1998, $2.0 million was charged against the restructuring reserve. Charges against the reserve were primarily to write-off inventory located at Cypress's third party subcontractor in Thailand.

Separate from the restructuring charge, Cypress recorded an additional $27.3 million, which were recorded as operating expenses. These charges resulted from changes in market conditions and were considered as part of ongoing operations. They included inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment
($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities described above, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. The pre-operating costs totaling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period.

The $3.1 million write-off of the equity investment was recorded against net interest and other income to reflect the decline in the value of a certain investment. Selling, general and administrative costs included the write-off of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred. During Cypress's periodic review of equipment, some equipment was identified as obsolete and $2.1 million was charged to cost of sales to write-off the obsolete equipment.

6.  Impact of Litigation

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, Cypress has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. Cypress is currently and may in the future be involved in litigation with respect to alleged infringement by Cypress of another party's patents, or may in the future be involved in litigation to enforce its patents or other intellectual property rights, to protect its trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past and could in the future result in substantial costs and diversion of management resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on Cypress's business, financial condition and results of operations.

In January 1998, Cypress was contacted by the attorneys representing the estate of Mr. Jerome Lemelson charging that Cypress infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged Cypress to enter into a licensing agreement with the estate in order to avoid litigation. Cypress is in the process of reviewing the charges to determine the validity of the charge. Should the estate file suit, Cypress will vigorously defend itself in this matter, however, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

In June 1997, Cypress commenced a declaratory judgement action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust") asking for declaratory relief to the effect that a U.S. patent relating to a portion of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent alleging such patent covers oxide-isolated integrated circuits. In correspondence, attorneys for the trust have argued that such patent "is applicable to NMOS, CMOS, Bipolar, BiCMOS and other technologies". In January 1998, in a related case, the Federal Court for the Eastern District of Virginia preliminarily ruled that the Li's patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal as been filed as of May 14, 1998. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California in Santa Clara County for malicious civil prosecution in underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by Cypress's officers. A motion by Messrs. Yourman and Weiss to dismiss Cypress's malicious prosecution action was denied, and appeals of this denial to the Supreme Court of California were also denied. As a result, this action will go forward into discovery. Although the expenses and risks of litigation are unpredictable, Cypress believes it will prevail. Cypress believes that this action, regardless of its outcome, will have little, if any, effect on Cypress's financial condition or results of operations.

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

Revenues generated from Cypress's PPD product line decreased significantly dropping 31.4% comparing the first quarter of 1998 to the first quarter of 1997. In December 1997, Cypress announced its intention to exit the commodity Erasable Programmable Read-only Memory ("EPROM") business in order to concentrate its efforts on products yielding higher margins. As a result of this decision, revenues generated from the Programmable Read-only Memory ("PROM") and EPROM line of products were $3.5 million lower in the first quarter of 1998 compared to the comparable period in 1997. In March 1997, Cypress sold its Field Programmable Gate Array ("FPGA") line of products to

QuickLogic Corporation in exchange for an increase in Cypress's equity position in QuickLogic. In the first quarter of 1997, the FPGA product line contributed $2.8 million in revenues. The remaining decrease in PPD revenues can be attributed to the Small Programmable Logic Device ("SPLD") line of products which recorded a $2.3 million decrease in revenues, comparing the first quarter of 1998 to the same quarter in 1997. Lower revenues were the result of declining ASPs experienced in the first quarter of 1998.

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

Cypress's Computer Products Division ("CPD") was the only division to record an increase in revenues growing 38.2% comparing the first quarter of 1998 to the same quarter in 1997. CPD's revenue growth can be attributed to a 55.5% increase in unit sales volume from the sale of Clock products.

As noted above, Cypress continued to experience reductions in ASPs, particularly in its SRAM products. The decrease in ASPs continued to be caused by industry over-supply and continued corrections by end user customers, particularly evident in the telecommunication and data communication markets that Cypress principally serves. Even though ASPs in several markets continued to decline the rate of decline has in most part been less than the rate of decline experienced throughout 1997. ASPs for the remainder of 1998 are expected to continue to decline, but at a reduced rate from that experienced in 1997.

In March 1998, Cypress recorded a one-time, pre-tax restructuring and other non-recurring charge of $84.4 million. The $57.1 million restructuring charge entailed:

     (1) The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

     (2) The discontinuance of the 0.6 micron 256k SRAM production in Fab 2 located in Texas.

     (3) The conversion of an existing research and development fab located in San Jose ("Fab 1") to eight-inch capabilities in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

     (4) The transfer of Cypress's test operations from its subcontractor, Alphatec, in Thailand to Cypress's production facility in the Philippines.

     (5) The restructuring activities described above include the termination of approximately 850 personnel, primarily from manufacturing, both at Cypress and at Alphatec.

Separate from the restructuring charge, Cypress recorded an additional $27.3 million, which were recorded as operating expenses. These charges resulted from changes in market conditions and were considered as part of ongoing operations. They included inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment
($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities described above, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. The pre-operating costs totaling

$3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period. There are no capitalized pre-operating costs subsequent to the first quarter of 1998.

The $3.1 million write-off of the equity investment was recorded against net interest and other income to reflect the decline in the value of a certain investment. Selling, general and administrative costs included the write-off of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred. During Cypress's periodic review of equipment, some equipment was identified as obsolete and $2.1 million was charged to cost of sales to write-off the obsolete equipment.

Cypress's cost of revenues as a percentage of revenues for the quarter ended March 30, 1998 increased to 97.8% compared to 65.4% in the comparable period in 1997. As discussed above, Cypress recorded non-recurring, pre-tax charges of $21.7 million under cost of revenues, primarily related to the write-off of pre-operating costs at Cypress's domestic wafer fabrication plant in Minnesota and its assembly and test facility located in the Philippines, the write-down of certain inventory, and the write-down of certain equipment located in Minnesota. Without these non-recurring costs, the cost of revenues as a percentage of revenues would have been 79.2%. As a result of declining ASPs, Cypress is selling more units even though revenues continue to decline. Should ASPs in the future continue to erode at a rate greater than anticipated, this could have a material adverse effect on the gross margin. Cypress continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. These restructuring activities, which took place during March 1998 are expected to increase Cypress's efficiencies and lower manufacturing costs.

At March 30, 1998, Cypress has consigned approximately $13.5 million, net book value, of capital assets to Alphatec and Alphatec's production represented approximately 14.0% of Cypress's backend manufacturing capacity (down from approximately 17.0% in the fourth quarter of 1997). As stated above, Cypress plans to consolidate its test manufacturing operations located at Alphatec into its Philippines plant by the end of 1998, which will eliminate the majority of the backend manufacturing activity performed by Alphatec. In 1997, Alphatec experienced financial difficulties; however, the assembly and test operations with which Cypress currently does business, continues to operate under normal operating conditions. Cypress has evaluated alternative options and has commenced qualification of products and processes at other subcontract vendors. Should Alphatec cease operations or be forced to reduce its manufacturing capacity before Cypress is able to move its test operations to the Philippines, Cypress's ability to manufacture a material portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture Cypress's products to date.

Research and development ("R&D") expenses as a percent of revenues increased to 20.9% for the quarter ended March 30, 1998, compared to 16.7% for the comparable period in 1997. Actual R&D spending increased $3.5 million, primarily a result of Cypress's decision to continue spending on R&D in an effort to accelerate the development of new products and the development of its
0.35 and 0.25 micron process technologies. Increases in R&D spending were primarily from salaries and related benefits and depreciation expense. Even with Cypress's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into an eight-inch research and development wafer facility, R&D spending is projected to remain relatively constant in the future as Cypress explores new markets and improves its design and process technologies in an effort to increase revenues and reduce costs. Actual spending in R&D may increase in the future in proportion to revenue growth.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter ended March 30, 1998 increased to 19.0%, compared to 13.9% in the same period last year. Actual SG&A spending increased $4.6 million, primarily due to $2.5 million of non-recurring, pre-tax charges related to costs incurred to reimburse a customer for certain product expenses incurred. Also contributing the increased spending was costs associated with a new training program for the sales forces and higher marketing communications expenditures. With the exception of variable spending, such as incentive bonuses and commissions, Cypress plans to keep SG&A spending relatively constant.

The operating loss for the quarter ended March 30, 1998 was $101.2 million, or

86.5% of revenues, compared with operating income of $5.1 million, or 4.0% of revenues in the comparable period in 1997. Without the $81.3 million of restructuring and other non-recurring charges recorded as operating charges, the operating loss in the first quarter of 1998 would have been $19.9 million. Cypress continued to experience the effects of shrinking ASPs as revenues have declined even though the number of units sold increased significantly.

For the quarter ended March 30, 1998, Cypress recorded net interest and other expense of $2.7 million compared to net interest and other income of $2.5 million in the comparable period of 1997. In 1998, Cypress recorded a non-recurring, pre-tax charge of $3.1 million to reflect the decline in the value of a certain investment. Without this write-down, net interest and other income would have been $0.4 million. In the first quarter of 1997, Cypress recorded a $3.8 million gain from the sale of its remaining investment in Vitesse Corporation. The gain was partially offset by one-time costs associated with the conversion of the 1994 convertible subordinated notes and costs associated with the increased borrowing from Cypress's line of credit.

Tax benefits booked during the first quarter of 1998 have been restated to reflect the revised loss for the quarter at a rate of 9.6%, consistent with the original filing. The benefit recognized is less than an expected statutory rate on Cypress's loss due to limitations on Cypress's ability to carry such loss back to prior periods.


FACTORS AFFECTING FUTURE RESULTS:
-----------------------------------


Except for the historical information contained herein, the discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements as to the future operating results and business plans of Cypress, that involve risks and uncertainties. Cypress's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by Cypress's products, such as networking, computer, and telecommunications markets, the effects of competition, characterized by price erosion, rapid technological change and heightened foreign competition in many markets, slower than expected growth in demand for semiconductor products, the availability and extent of utilization of manufacturing capacity, dependence on independent subcontract vendors, dependence on limited sources of supplies, fluctuation in manufacturing yields, the successful development and timing and market acceptance of new product introductions, product obsolescence, costs associated with future litigation, costs associated with protecting Cypress's intellectual property, the successful ramp up of Cypress's Philippines back-end manufacturing plant, and the ability to develop and implement new technologies including the continued transition to full commercial production of Cypress's new 0.35 and 0.25 micron processes, dependence on key personnel, risk of international operations and the effects of environmental regulations.

Cypress's quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for Cypress's products; changes in product mix; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of Cypress's new products; Cypress's ability to introduce new products that meet customer requirements; market acceptance of Cypress's products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of Cypress's Philippines back-end manufacturing plant, resolution of Alphatec's financial situation; the inability to execute successfully Cypress's restructuring plan; the ability to develop and implement new technologies, including the transition of Cypress's new 0.35 and 0.25 micron process and continued migration to smaller geometries; the conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; the conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; the level of expenditures for research and development and sales, general and administrative functions of Cypress; costs associated with future litigation; and costs associated with protecting Cypress's intellectual property. Any one or more of these factors could result in Cypress failing to achieve its expectations as to future revenues, gross profit and income from operations. Additionally, risks inherent in the cyclical nature of the semiconductor industry may cause Cypress's quarterly and annual results of operations to vary significantly. Moreover, as is common in the semiconductor industry, Cypress frequently ships more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting Cypress's quarterly revenues and results of operations.

Since Cypress recognizes revenues from sales to domestic distributors only upon the distributors' sale to end customers, Cypress is highly dependent on the accuracy of distributors' estimates on their resale, which could be materially different from the actual amounts finally reported. These factors also contribute to the difficulty in predicting Cypress's quarterly revenue and results of operations, particularly in the last month of the quarter.

Additionally, Cypress's headquarters and some manufacturing facilities are located near major earthquake faults. In the event of a major earthquake, Cypress could suffer damages that could materially and adversely affect Cypress's business, financial conditions and results of operations.


YEAR 2000 READINESS DISCLOSURE:
--------------------------------

In the next two years, most companies will face a potentially serious information systems problem because many software application and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. Cypress began the process of identifying the changes required to its computer programs and hardware, in consultation with software and hardware providers in late 1996. Efforts are being made to modify or replace any non-compliant software, systems and equipment during 1999. In 1997, Cypress began the process of replacing certain software by implementing a new accounting software system that is year 2000 compliant.

Cypress has taken company-wide actions to assess the nature and extent of work required to prepare its products, systems, equipment and infrastructure for January 1, 2000. Further, Cypress is aware of the risk to third parties and the potential adverse impact on Cypress resulting from the failure by these parties to adequately address the year 2000 problem. In response to this, Cypress is inquiring of strategic suppliers and large customers to determine the extent to which Cypress is vulnerable to these third parties failure to remediate their own year 2000 issues.

Cypress's Year 2000 contingency planning efforts are guided by three elements and specifically expressed in its Year 2000 Mission: (1)Cypress serves its customers continuously, (2)Cypress maintains continuous employment, and
(3)Cypress increases shareholder value relative to its competitors. The executive staff of Cypress is directly responsible for developing and improving Cypress's Year 2000 contingency planning efforts, and the team is led by the Chief Executive Officer. The operating assumption that external infrastructure may be down for up to 2-4 weeks has been used in order to create a suitable framework for contingency planning efforts, and as a result, Cypress expects to have plans in place to address any unforeseen Year 2000 failures. Our contingency planning efforts will continue through June 1999, at which time these activities will be documented and implemented accordingly. A number of business responses are being actively considered and all should be viewed as likely for some segment of our customer/supplier base:

- developing second/alternate source suppliers for critical raw materials and subcontract operations,
- work-in-process inventory "build ahead" in Cypress's wafer fab locations,
- finished goods inventory "build ahead" in Cypress's/subcontractor assembly locations,

- increase consignment inventory programs for strategic customers (up to 3 months on customer premises),
- higher year-end 1999 stocking levels for primary Cypress distributors,
- partial/full company shutdown for up to 14 days,
- facility "safe state" plans. including plans to preserve equipment and controlled environment of manufacturing facilities (i.e., temperature and humidity controls) for a period of 2 weeks using self-generated power in the event of infrastructure shutdown, and
- early payment/collection as well as delayed payment/collection for Cypress suppliers, customers and employees.

Cypress has expended and will continue to expend appropriate resources to address these issues on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance by given that the year 2000 problem will not have a materially adverse impact on Cypress's earnings. Costs incurred through May 12, 1998 have been insignificant.


MARKET RISK DISCLOSURE:
---------------------------

Cypress has an investment portfolio of securities that are classified as "available-for-sale". These securities are subject to interest rate risk and will fall in value if market interest rates increase. Cypress attempts to limit this exposure by investing primarily in short-term securities. Cypress has foreign subsidiaries that operate and sell Cypress's products in various global markets. As a result, Cypress's cash flow and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates even though Cypress uses the U.S. dollar as its functional currency for all foreign subsidiaries. Cypress attempts to limit these exposures through the use of various hedge instruments, primarily forward contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm intercompany and third party transactions and net asset and liability positions denominated in non-functional currencies.

For further discussion of risk factors, refer to Cypress's filing on Form 10-K with the Securities and Exchange Commission.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------


Cypress's cash, cash equivalents and short-term investments totaled $198.1 million at March 30, 1998, a decrease of $3.4 million compared to the end of 1997.

During the first three months of 1998, Cypress purchased $29.7 million in capital equipment compared to $30.0 million in the comparable period in 1997. Cypress continued to purchase equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for Cypress's wafer fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its

0.35 and 0.25 micron processes. A majority of the new equipment purchased will be for Fab 4 located in Minnesota as Cypress converts its equipment from six-inch to eight-inch. Equipment purchased for the Philippines and Cypress's subcontractors will be used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate Cypress's research and development capabilities. In 1998, the San Jose R&D fab will be purchasing new equipment as it converts from a six-inch facility to an eight-inch facility. Capital purchases for the remainder of 1998 are expected to be approximately $70.0 million as Cypress continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

In October 1997, the Board of Directors authorized the repurchase of up to 2.0 million shares of Cypress's common stock. In December 1997, the Board of Directors authorized the repurchase of an additional 2.0 million shares. In the first three months of 1998, an aggregate of 242,500 shares were purchased for $2.1 million. As of May 12, 1998, 876,100 shares have been repurchased under this program for $8.5 million. The shares purchased are expected to be issued in conjunction with Cypress's 1994 Stock Option Plan and Employee Stock Purchase Program. In conjunction with the authorized stock repurchase program, Cypress sold put warrants through private placements for which Cypress received a net amount of $3.4 million during the first quarter of 1998. Cypress has the maximum potential obligation to purchase 4.8 million shares of its common stock at an aggregate price of $47.0 million as of March 30, 1998. The puts have various expiration periods from May 1998 through October 1998. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. It is Cypress's intention to settle these put warrants with stock and therefore, no amount was classified out of stockholders' equity in the accompanying balance sheet.

In September 1997, Cypress completed a $175.0 million private placement of 5-year convertible subordinated notes. The notes are due in the year 2002, with a coupon rate of 6.00% and an initial conversion premium of 48.2%. The notes are convertible into approximately 7,408,000 shares of common stock and are callable by Cypress three years after the date of issuance. Net proceeds were $170.2 million, after issuance costs of $4.8 million. A portion of the proceeds from the notes were used to repay the $49.0 million balance outstanding under the revolving credit facility, acquire equipment, purchase a building in Woodinville, Washington and for stock repurchases in 1997. The remaining proceeds have been invested in interest-bearing investment grade securities and have been used for general corporate purposes, including capital expenditures to add manufacturing capacity and capability, development and commercialization of products, working capital and potential strategic acquisitions or investments.

In February 1997, Cypress called for redemption of all of the 3.15% Convertible Subordinated Notes which was effective March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into Cypress's common stock, increasing the amount of common stock outstanding by 6,789,013 shares. As a result of holders electing the cash settlement, Cypress paid out $14.3 million.

In July 1996, Cypress established a three-year $100 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The applicable interest rate for usage under this agreement is a graduated scale of LIBOR, plus a spread. The agreement contains certain financial and other covenants including limitation on indebtedness, liens, disposition of assets, consolidations and mergers, investments and contingent obligations, and maintenance of a specified leverage ratio, consolidated tangible net worth, quick ratio and adjusted EBIT/fixed charge coverage ratio. At March 30, 1998, Cypress was not in compliance with certain financial covenants. However, at that time, Cypress had no borrowings against the line of credit. Cypress is expecting to cancel the line of credit during the second quarter of 1998.

Cypress believes that existing cash, cash from operations and borrowings under its revolving line of credit agreement, will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. There are no significant purchase commitments beyond one year. In the event that ASPs continue to decline at rates above normal industry levels and increased demand continues to be insufficient to offset the effects of such declines, Cypress may be required to raise additional capital through a debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

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


Date:     March 24, 1999            /s/  T.J. Rodgers
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