Form 10-Q/A
period 1998-06-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-03-24
CIK 791915

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

                                 FORM 10-Q/A
                          Quarter Ended June 29, 1998

                                     Index


Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages   3 - 14
Item 2.  Management's Discussion and Analysis                  Pages  15 - 24


Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  25
Item 4.  Submission of Matters to a Vote of Security Holders   Page  25
Item 6.  Exhibits and Reports on Form 8-K                      Page  26

                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                     (Restated)
                                                      Jun. 29,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $  112,832  $  151,725
  Short-term investments                                 72,832      49,836
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            185,664     201,561
  Accounts receivable, net of allowances of
      $1,013 at June 29, 1998 and $3,524 at
      December 29, 1997                                  53,123      67,854
  Inventories                                            67,373      76,925
  Other current assets                                   41,861      51,740
                                                     ----------  ----------
       Total current assets                             348,021     398,080
Property, plant and equipment (net)                     368,547     442,661
Assets held for sale                                      6,310          --
Other assets, including restricted investments of
 $60,018 and $60,112 and long-term marketable
 securities of $67,142 and $42,146, at
 June 29, 1998 and December 29, 1997, respectively.     134,153     115,529
                                                     ----------  ----------
         Total assets                                $  857,031  $  956,270
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




                                       3





                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                (In thousands, except share and per-share data)
                                   (Unaudited)

                                                     (Restated)
                                                      Jun. 29,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   47,760  $   60,857
  Accrued liabilities                                    35,730      21,472
  Deferred income on sales to distributors               11,198       9,636
  Income taxes payable                                       --       1,088
                                                     ----------  ----------
       Total current liabilities                         94,688      93,053
Convertible subordinated notes                          175,000     175,000
Deferred income taxes                                    36,070      36,070
Other long-term liabilities, including minority
 interest                                                 7,784       8,671
                                                     ----------  ----------
         Total liabilities                              313,542     312,794
                                                     ----------  ----------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000,000
    shares authorized; 98,147,000 issued;
    90,745,000 and 90,684,000 outstanding                   907       1,015
  Additional paid-in capital                            441,312     430,682
  Retained earnings                                     229,846     333,910
                                                     ----------  ----------
                                                        672,065     765,607
  Less shares of common stock held in
    treasury, at cost: 7,402,000 at June 29, 1998
    and 7,463,000 at December 29, 1997                 (128,576)   (122,131)
                                                     ----------  ----------
       Total stockholders' equity                       543,489     643,476
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  857,031  $  956,270
                                                     ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                                       4

                       CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                          Three Months Ended        Six Months Ended
                                        ----------------------   ----------------------
                                        (Restated)               (Restated)
                                         Jun. 29,    Jun. 30,     Jun. 29,    Jun. 30,
                                           1998        1997         1998        1997
                                        ----------  ----------   ----------  ----------

Revenues                                $  119,675  $  138,142   $  236,628  $  264,141
                                        ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of revenues                          83,393      86,687      197,775     169,036
  Research and development                  26,263      24,426       50,751      45,449
  Selling, general and
    administrative                          19,880      19,135       42,076      36,699
  Restructuring costs                        1,900          --       58,999          --
                                        ----------  ----------   ----------  ----------
     Total operating costs
       and expenses                        131,436     130,248      349,601     251,184
                                        ----------  ----------   ----------  ----------
Operating income (loss)                    (11,761)      7,894     (112,973)     12,957
Interest expense                            (2,677)       (779)      (5,519)     (3,095)
Interest and other income                    3,275       2,238        3,377       7,064
                                        ----------  ----------   ----------  ----------
Income (loss) before income taxes          (11,163)      9,353     (115,115)     16,926
(Provision) benefit for income taxes         1,072      (3,213)      11,051      (5,826)
                                        ----------  ----------   ----------  ----------
Net income (loss)                       $  (10,091) $    6,140   $ (104,064) $   11,100
                                        ==========  ==========   ==========  ==========

Net income (loss) per share:

    Basic                               $    (0.11) $     0.07    $   (1.14) $     0.13
    Diluted                             $    (0.11) $     0.07    $   (1.14) $     0.13

Weighted average common and
  common equivalent shares
  outstanding:

    Basic                                   91,036      88,768       91,052      85,303
    Diluted                                 91,036      94,096       91,052      94,383


         See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                       (Restated)
                                                        Jun. 29,    Jun. 30,

                                                          1998        1997
                                                       ----------  ----------
Cash flows from operating activities:
 Net income (loss)                                     $ (104,064) $   11,100
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           58,305      54,501
   Restructuring charges                                   58,999          --
   Other non-recurring costs                                8,827          --
   Non-cash interest and amortization of debt
    issuance costs                                            502         953
   Changes in operating assets and liabilities:
    Receivables                                            13,962      (1,977)
    Inventories                                             9,552     (14,402)
    Other assets                                          (15,215)      7,470
    Accounts payable and accrued liabilities              (11,489)     (3,849)
    Deferred income                                         1,562         573
    Income taxes payable                                   (1,088)     17,523
                                                       ----------  ----------
Net cash generated by operations                           19,853      71,892
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (22,996)    (26,841)
  Sale of capital equipment to Fleet Capital Leasing           --      25,222
  Acquisition of property, plant and equipment            (38,939)    (65,471)
                                                       ----------  ----------
Net cash used for investing activities                    (61,935)    (67,090)
                                                       ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                               (6,444)         --
  Redemption of Convertible debt                               --     (14,331)
  Issuance of common stock                                 10,521      10,491
  Increase (decrease) in other long-term liabilities,
    including minority interest                              (888)      1,544
                                                       ----------  ----------
Net cash generated (used) by financing activities           3,189      (2,296)
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents      (38,893)      2,506
Cash and cash equivalents, beginning of year              151,725      20,119
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $  112,832  $   22,625
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.

                       CYPRESS SEMICONDUCTOR CORPORATION

         Notes to Condensed Consolidated Financial Statements (Restated)
                                  (Unaudited)

1.  Interim Statements

In the opinion of management of Cypress Semiconductor Corporation ("Cypress"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While Cypress believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 1997 included in Cypress's 1997 Annual Report on
Form 10-K and the Form 10-Q/A filed for the three-month period ended
March 30, 1998.

For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three and six-month periods ended June 29, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Restatement

In response to a review by the staff of the Securities and Exchange Commission, Cypress is revising previously reported financial statements. Specifically, and as discussed in detail in Note 5, the consolidated financial statements for the quarter and six month periods ended June 29, 1998 have been restated to adjust the charges related to the restructuring activity which occurred during the first quarter of 1998. As a result of the restatement, net loss and net loss per share for the three and six month periods ended June 29, 1998 are as follows:

                         Three Months Ended             Six Months Ended
                       Previous      Restated        Previous      Restated
                      ----------    ----------      ----------    ----------

Net loss              $   (6,746)   $  (10,091)     $ (107,935)   $ (104,064)
                      ==========    ==========      ==========    ==========

Basic EPS             $    (0.07)   $    (0.11)     $    (1.19)   $    (1.14)
                      ==========    ==========      ==========    ==========

Diluted EPS           $    (0.07)   $    (0.11)     $    (1.19)   $    (1.14)
                      ==========    ==========      ==========    ==========

3.  Inventories

                                               Jun. 29,    Dec. 29,
                                                 1998        1997
                                              ----------  ----------
     Raw materials                            $    9,908  $   17,900
     Work in process                              32,325      35,281
     Finished goods                               25,140      23,744
                                              ----------  ----------
                                              $   67,373  $   76,925
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


(In thousands, except per-share amounts)

                                             Three Months Ended
                                   (Restated)
                                 June 29, 1998                  June 30, 1997
                         ------------------------------------------------------------
                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------

Basic EPS:
 Net income (loss)       $ (10,091)   91,036 $   (0.11) $   6,140    88,768 $    0.07
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,328
 Convertible debentures         --        --                   --        --
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $ (10,091)   91,036 $   (0.11) $   6,140    94,096 $    0.07
                         ========= ========= =========  ========= ========= =========

                                              Six Months Ended
                                  (Restated)
                                 June 29, 1998                  June 30, 1997
                         ------------------------------------------------------------
                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------

Basic EPS:
 Net income (loss)       $(104,064)   91,052 $   (1.14) $  11,100    85,303 $    0.13
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,328
 Convertible debentures         --        --                  966     3,752
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $(104,064)   91,052 $   (1.14) $  12,066    94,383 $    0.13
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

Subsequently, Cypress revised the charge previously recorded in March 1998 in order to better reflect when the charges were required. The revisions included reductions in the charges for the write-down of assets of $6.1 million and the reduction in the reserves required for severance and inventory write-downs amounting to $1.9 million. Certain of these charges were recorded in the current quarter.

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

Separate from the restructuring charge, Cypress recorded an additional $27.3 million, which were recorded as operating expenses in the first quarter of 1998. These charges resulted from changes in market conditions and were considered as part of ongoing operations. They included inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities described above, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. The pre-operating costs totalling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period. There are no capitalized pre-operating costs subsequent to the first quarter of 1998.

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

The following table sets forth Cypress's restructuring expense and charges taken against the reserve for the quarter and six-month periods ended
June 29, 1998 and the remaining restructuring reserve balance at June 29, 1998:


(In thousands)
                                                       Second Quarter 1998 Activity

                                          Balance      Q298 Restructuring Activities     Balance
                                          Mar. 30,                                       Jun.29,
                                           1998          Additions        Utilized        1998
                                       -------------   -------------   -------------   ------------
Write-down of inventory                $          --   $         500   $          --   $        500
Severance and other employee
 related charges                               4,779           1,400          (2,058)         4,121
Other fixed asset related
 charges                                       3,030              --              --          3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                      976              --            (451)           525
                                       -------------   -------------   -------------   ------------
  Total                                $       8,785   $       1,900   $      (2,509)  $      8,176
                                       =============   =============   =============   ============

                                                1998 Restructuring Activity

                                           1998                           Balance

                                       Restructuring                      Jun.29,
                                          Expense         Utilized         1998
                                       -------------   -------------   -------------
Write-down of inventory                $       2,464   $      (1,964)  $         500
Severance and other employee
 related charges                               6,179          (2,058)          4,121
Other fixed asset related
 charges                                       3,030              --           3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                      976            (451)            525
                                       -------------   -------------   -------------
  Total                                $      12,649   $      (4,473)  $       8,176
                                       =============   =============   =============


For the quarter and six-month periods ended June 29, 1998, Cypress charged $2.5 million and $4.5 million, respectively, against the restructuring reserve. These charges were primarily related to the write-off of inventory located at Cypress's third party subcontractor in Thailand and expenses incurred for severance and other employee related costs.

Beginning in the second quarter of 1998, production was phased down in Fab 3 and in accordance with the restructuring plan, production ceased in July 1998. Also in conjunction with the closure of FAB 3 in Minnesota, Cypress established a reserve for $1.4 million to cover severance costs associated with the reduction of work force at that location. This was based on the anticipated level of payouts that would be made to the personnel that were included in the work force reduction. As part of a review of inventory, it was noted that Cypress required an additional reserve of $0.5 million to cover inventory that was to be written off. This related to a change in estimate regarding inventory that had been previously reserved.

Cypress has discontinued producing its 0.6 micron 256K SRAM devices in Fab 2 with the last wafer starts occurring during the last week of May 1998. Severance costs associated with the restructuring were paid during the second quarter of 1998.

Cypress is also in the midst of moving its third party subcontractor backend manufacturing operation located in Thailand to the Philippines and is expected to complete the move by December 1998.

None of the assets currently held-for-sale have been disposed of as of August 13, 1998. Cypress continues to actively pursue potential buyers, however no assurance can be given that such actions will be successful or that the estimated proceeds from such sales will be realized.

The restructuring plan included the disposal of six-inch manufacturing equipment by January 1999 which was not upgradable to eight-inch capability in Cypress's research and development wafer fabrication facility in San Jose ("Fab 1"). The remaining net book value of $6.1 million of such assets at the end of the first quarter, is being written off over the estimated useful life through January 1999. Incremental depreciation charges of $1.8 million, to reflect the revised useful lives of this equipment, have been included in research and development costs for the third quarter and are expected to continue through January 1999.

6.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains and losses be either reported in the statement of operations or as a deferred item depending on the type of hedging relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on Cypress's consolidated financial statements, which will be effective in fiscal year 2000.

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

In May 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress has infringed on two patents owned by EMI. Cypress has reviewed the charges, and it believes that the charges are without merit, that it does not infringe the patents in question, and that the patents are invalid and/or unenforceable. In July 1998, EMI amended their complaint against Cypress, alleging that Cypress infringes two further patents owned by EMI. Cypress is in the process of reviewing the charges to determine whether they have any merit. Cypress will vigorously defend itself in these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

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

In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"), asking for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In January 1998, in a related case, the United States District Court for the Eastern District of Virginia preliminarily ruled that the patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal had been filed as of August 13, 1998. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

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

Revenues generated from Cypress's PPD product line decreased significantly, dropping 33.2% comparing the second quarter of 1998 to the comparable quarter in 1997. Similar to the first quarter of 1998, PPD's revenues in the second quarter of 1998 were lower due to Cypress's decision to exit the commodity Erasable Programmable Read-only Memory ("EPROM") business in December 1997 and the sale of its Field Programmable Gate Array ("FPGA") line of products to Quicklogic Corporation in 1997. Revenues generated from the Programmable Read-only Memory ("PROM") and EPROM line of products were $2.7 million lower in the second quarter of 1998 compared to the comparable period in 1997. In the second quarter of 1997, Cypress recorded $4.0 million of revenue, primarily due to $3.5 million in non-recurring engineering revenue related to the sale of its FPGA product line to Quicklogic. The remaining decrease in PPD revenues was primarily related to the division's Small Programmable Logic Device ("SPLD") line of products which recorded 22.1% less revenue in the second quarter of 1998 compared to the second quarter in 1997. Lower revenues were due to both a reduction in ASPs and unit sales volume.

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

Similar to the first quarter of 1998, Cypress's Computer Products Division ("CPD") was the only division to record an increase in revenues growing 28.7% comparing the second quarter of 1998 to the same quarter in 1997. CPD's revenue growth can be attributed to its Clock line of products which increased revenues 47.0% as a result of a 30.4% increase in unit sales volume and a 15.5% increase in ASPs comparing the second quarter of 1998 to the comparable quarter a year ago.

As noted above, Cypress continued to experience reductions in ASPs throughout several of its product lines. The decrease in ASPs continued to be caused by industry over-supply and ongoing inventory corrections by end user customers, particularly evident in the telecommunication and data communication markets that Cypress principally serves. Even though ASPs in several markets have continued to decline in 1998, the rate of decline has in generally been less than the rate of decline experienced throughout 1997. ASPs for the remainder of 1998 are expected to continue to decline, but at a reduced rate from that experienced in 1997.

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

Separate from the restructuring charge, Cypress recorded an additional $27.3 million, which were recorded as operating expenses in the first quarter of 1998. These charges resulted from changes in market conditions and were considered as part of ongoing operations. They included inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities described above, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. The pre-operating costs totalling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period. There are no capitalized pre-operating costs subsequent to the first quarter of 1998.

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


During the second quarter of 1998, in conjunction with the closure of FAB 3 in Minnesota, Cypress established a reserve for $1.4 million to cover severance costs associated with the reduction of work force at that location. This was based on the anticipated level of payouts that would be made to personnel that were included in the work force reduction. As part of a review of inventory, it was noted that Cypress required an additional reserve of $0.5 million to cover inventory that was to be written off. This related to a change in estimate regarding inventory that had been previously reserved.

None of the assets currently held-for-sale, whose carrying value has been written down to its estimated salvage value, have been disposed of to date. Cypress continues to actively pursue potential buyers, however no assurances can be given that such actions will be successful or that the estimated proceeds from such sales will be realized.

Cypress's cost of revenues as a percentage of revenues for the quarter and six month period ended June 29, 1998 increased to 69.7% and 83.6%, respectively, compared to 62.8% and 64.0%, respectively, in the comparable periods in 1997. In the first quarter of 1998, Cypress recorded non-recurring, pre-tax charges of $21.7 million under cost of sales, primarily related to the write-off of pre-operating costs at Cypress's domestic wafer fabrication plant in Minnesota and its assembly and test facility located in the Philippines, the write-down of certain inventory, and the write-down of certain equipment located in Minnesota. Without these non-recurring costs, the cost of revenues as a percentage of revenues for the six month period in 1998 would have been 74.4%. Revenues continue to fall due to declining ASPs, despite an increase in units sold. This has contributed to the increase in cost of revenues as a percentage of revenues. Should ASPs in the future continue to erode at a rate greater than anticipated, gross margins could be materially adversely affected. Cypress continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs. The restructuring activities are expected to ultimately increase Cypress's efficiencies and lower manufacturing costs.

At June 29, 1998, Cypress had consigned approximately $11.4 million, net book value, of capital assets to Alphatec and Alphatec's production represented approximately 15.3% of Cypress's backend manufacturing capacity (down from approximately 17.0% in the fourth quarter of 1997). As stated above, Cypress plans to consolidate its test manufacturing operations located at Alphatec into its Philippines plant by the end of 1998, which will eliminate the majority of the backend manufacturing activity performed by Alphatec. In 1997, Alphatec experienced financial difficulties; however, the assembly and test operations with which Cypress currently does business continue to operate under normal operating conditions. Cypress is in the process of moving its production out of Alphatec and into its backend manufacturing facility in the Philippines. Should Alphatec cease operations or be forced to reduce its manufacturing capacity before Cypress is able to move its test operations to the Philippines, Cypress's ability to manufacture a material portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture Cypress's products to date.

Research and development ("R&D") expenses as a percent of revenues increased to 21.9% and 21.4%, respectively, for the quarter and six month period ended June 29, 1998, compared to 17.7% and 17.2%, respectively, for the comparable periods in 1997. Actual R&D spending increased $1.8 million primarily from the incremental depreciation expense incurred to reflect the revised useful lives of certain assets impacted by the upgrade of Fab 1 to an eight-inch facility. Cypress continued to spend on R&D in an effort to accelerate the development of new products and the development of its 0.35 and 0.25 micron process technologies. Even with Cypress's commitment to increase design capabilities in its design centers and the transformation of the San Jose wafer manufacturing facility into an eight-inch research and development wafer facility, R&D spending is projected to remain relatively constant in the future as Cypress explores new markets and improves its design and process technologies in an effort to increase revenues and reduce costs. Actual spending in R&D may increase in the future in proportion to revenue growth.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter and six month period ended June 29, 1998 increased to 16.6% and 17.8%, respectively, compared to 13.9% in both comparable periods a year ago. Actual SG&A spending in the second quarter of 1998 was slightly higher compared to the second quarter in 1997; however, SG&A spending for the six month period in 1998 grew 14.7% in comparison to the first six months in 1997. The increase in SG&A spending was primarily due to $2.5 million of non-recurring, pre-tax charges recorded in the first quarter of 1998 related to costs incurred to reimburse a customer for certain product expenses incurred and higher marketing costs due to a new sales force training program and higher expenditures in marketing communications. With the exception of variable spending, such as incentive bonuses and commissions, Cypress plans to keep SG&A spending relatively constant.

The operating loss for the quarter and six month period ended June 29, 1998 was $11.8 million, or 9.8% of revenues, and $113.0 million, or 47.7% of revenues, respectively, compared to operating income of $7.9 million, or 5.7% of revenues and $13.0 million, or 4.9% of revenues, respectively, in the comparable periods in 1997. Without the $83.2 million of restructuring and other non-recurring charges recorded as operating charges, the operating loss in the first six months of 1998 would have been $29.8 million. Cypress continued to experience the effects of falling ASPs as revenues have declined even though the number of units sold increased.

For the quarter ended June 29, 1998, Cypress recorded net interest and other income of $0.6 million compared to net interest and other income of $1.5 million in the comparable period in 1997. For the six month period ended June 29, 1998, Cypress recorded net interest and other expenses of $2.1 million compared to net interest and other income of $4.0 million in the comparable period a year ago. In the first quarter of 1998, Cypress recorded a non-recurring, pre-tax charge of $3.1 million related to the write-down of a certain investment. Without this write-down, net interest and other income for the six-month period would have been $1.0 million. In the first quarter of 1997, Cypress recorded a $3.8 million gain from the sale of its remaining investment in Vitesse Corporation. The gain was partially offset by one-time costs associated with the conversion of the 1994 convertible subordinated notes and costs associated with the increased borrowing from Cypress's line of credit.

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

Cypress's quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for Cypress's products; changes in product mix; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of Cypress's new products; Cypress's ability to introduce new products that meet customer requirements; market acceptance of Cypress's products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of Cypress's Philippines backend manufacturing plant; the inability to execute successfully Cypress's restructuring plan; the ability to develop and implement new technologies, including the transition of Cypress's new 0.35 and 0.25 micron process and continued migration to smaller geometries; the conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; the conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; the level of expenditures for research and development and sales, general and administrative functions of Cypress; costs associated with future litigation; and costs associated with protecting Cypress's intellectual property. Any one or more of these factors could result in Cypress failing to achieve its expectations as to future revenues, gross profit and income from operations.

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

Cypress has taken company-wide actions to assess the nature and extent of work required to prepare its products, systems, equipment and infrastructure for January 1, 2000. Further, Cypress is aware of the risk to third parties and the potential adverse impact on Cypress resulting from the failure by these parties to adequately address the year 2000 problem. In response to this, Cypress is inquiring of strategic suppliers and large customers to determine the extent to which Cypress is vulnerable to these third parties' failure to remediate their own year 2000 issues.

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

Cypress has expended and will continue to expend appropriate resources to address these issues on a timely basis. However, no estimate of the expected total cost of this effort can be made at this time, nor can any assurance by given that the year 2000 problem will not have a materially adverse impact on

Cypress's earnings. Costs incurred as of August 13, 1998 have been insignificant.

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

For further discussion of risk factors, refer to Cypress's filing on Form

10-K with the Securities and Exchange Commission.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------

Cypress's cash, cash equivalents and short-term investments totaled $185.7 million at June 29, 1998, a decrease of $15.9 million compared to the end of 1997.

During the first six months of 1998, Cypress purchased $38.9 million in capital equipment compared to $65.5 million in the comparable period in 1997. Cypress continued to purchase equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for Cypress's wafer fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.35 and 0.25 micron processes. A majority of the new equipment purchased will be for Fab IV located in Minnesota as Cypress converts its equipment from six-inch to eight-inch. Equipment purchased for the Philippines and its subcontractors will be used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate Cypress's research and development capabilities. In 1998, the San Jose R&D fab will be purchasing new equipment as it converts from a six-inch facility to an eight-inch facility. Capital purchases for the remainder of 1998 are expected to be approximately $45.0 million as Cypress continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

In October 1997, the Board of Directors authorized the repurchase of up to 2.0 million shares of Cypress's common stock. In December 1997, the Board of Directors authorized the repurchase of an additional 2.0 million shares. As of August 13, 1998, 1.4 million shares have been repurchased under this program for $12.5 million. The shares purchased are expected to be issued in conjunction with Cypress's 1994 Stock Option Plan and Employee Stock

Purchase Program. In conjunction with the authorized stock repurchase program, Cypress sold put warrants through private placements for which Cypress received a net amount of $4.6 million during the first six months of 1998. Cypress has a maximum potential obligation to purchase 5.6 million shares of its common stock at an aggregate price of $53.8 million as of August 13, 1998. The puts have various expiration periods from August 1998 through May 1999. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. It is Cypress's intent to settle these put warrants with stock and therefore no amount was classified out of stockholders' equity in the accompanying balance sheet.

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

In July 1996, Cypress established a three-year $100 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. The applicable interest rate for usage under this agreement was a graduated scale of LIBOR, plus a spread. The agreement contained certain financial and other covenants including limitation on indebtedness, liens, disposition of assets, consolidations and mergers, investments and contingent obligations, and maintenance of a specified leverage ratio, consolidated tangible net worth, quick ratio and adjusted EBIT/fixed charge coverage ratio. Cypress cancelled the line of credit during the second quarter of 1998.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On May 15, 1998, at Cypress's Annual Meeting of Shareholders, the nominated slate of directors was elected, the appointment of Price Waterhouse as Cypress's independent accountants was ratified, the amendment to the Employee Qualified Stock Purchase Plan was approved, Cypress's proposal regarding composition of the Board of Directors was approved and Shareholder proposal regarding the composition of the Board of Directors was not approved. The results of the votes were as follows:

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


         (2) Ratify the appointment of Price Waterhouse LLP as the Independent Accountants of Cypress for fiscal year 1998:

             For    81,986,294      Against   655,134      Abstain    334,810


         (3) To approve amendments to the Employee Qualified Stock Purchase Plan and the reservation of 2,500,000 shares for issuance thereunder.

                  For        28,177,172     Against              14,339,575
                  Abstain       865,074     Broker Non-Vote      39,594,417


         (4) To approve Cypress's proposal regarding composition of the Board of Directors:

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