Form 10-Q/A
period 1998-09-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-03-24
CIK 791915

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

                       CYPRESS SEMICONDUCTOR CORPORATION

                                  FORM 10-Q/A
                        Quarter Ended September 28, 1998

                                     Index

Part I - Financial Information
--------------------------------

Item 1.  Condensed Consolidated Financial Statements           Pages   3 - 14
Item 2.  Management's Discussion and Analysis                  Pages  15 - 24

Part II - Other Information
--------------------------------

Item 1.  Legal Proceedings                                     Page  25
Item 5   Other Information                                     Page  25
Item 6.  Exhibits and Reports on Form 8-K                      Page  25


                       CYPRESS SEMICONDUCTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per-share data)
                                   (Unaudited)

                                                     (Restated)
                                                      Sep. 28,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                          $   93,361  $  151,725
  Short-term investments                                 93,222      49,836
                                                     ----------  ----------
    Total cash, cash equivalents and
      short-term investments                            186,583     201,561
  Accounts receivable, net of allowances of
      $1,097 at September 28, 1998 and $3,524 at
      December 29, 1997                                  63,712      67,854
  Inventories                                            58,063      76,925
  Other current assets                                   43,508      51,740
                                                     ----------  ----------
       Total current assets                             351,866     398,080
Property, plant and equipment (net)                     355,710     442,661
Assets held for sale                                      3,661          --
Other assets, including restricted investments of
 $59,444 and $60,112 and long-term marketable
 securities of $38,519 and $42,146, at
 September 28, 1998 and December 29, 1997,
 respectively.                                          104,209     115,529
                                                     ----------  ----------
         Total assets                                $  815,446  $  956,270
                                                     ==========  ==========



      See accompanying notes to condensed consolidated financial statements.











                                       3






                       CYPRESS SEMICONDUCTOR CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                     (In thousands, except per-share data)
                                  (Unaudited)

                                                     (Restated)
                                                      Sep. 28,    Dec. 29,
                                                        1998        1997
                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   57,350  $   60,857
  Accrued liabilities                                    30,109      21,472
  Deferred income on sales to distributors               11,696       9,636
  Income taxes payable                                       --       1,088
                                                     ----------  ----------
       Total current liabilities                         99,155      93,053
Convertible subordinated notes                          170,000     175,000
Deferred income taxes                                    36,070      36,070
Other long-term liabilities, including minority
 interest                                                 6,736       8,671
                                                     ----------  ----------
         Total liabilities                              311,961     312,794
                                                     ----------  ----------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000
    shares authorized; none issued and
    outstanding                                              --          --
  Common stock, $.01 par value, 250,000
    shares authorized; 98,147 issued;
    85,987 and 90,684 outstanding                           860       1,015
  Additional paid-in capital                            428,003     430,682
  Retained earnings                                     228,618     333,910
                                                     ----------  ----------
                                                        657,481     765,607
  Less shares of common stock held in
    treasury, at cost: 12,160 at September 28,
    1998 and 7,463 at December 29, 1997                (153,996)   (122,131)
                                                     ----------  ----------
       Total stockholders' equity                       503,485     643,476
                                                     ----------  ----------
         Total liabilities and stockholders'
           equity                                    $  815,446  $  956,270
                                                     ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                                       4

                       CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                           Three-Months Ended        Nine-Months Ended
                                         ----------------------   ----------------------
                                         (Restated)               (Restated)
                                          Sep. 28,    Sep. 29,     Sep. 28,    Sep. 29,
                                            1998        1997         1998        1997
                                         ----------  ----------   ----------  ----------

Revenues                                 $  126,048  $  146,081   $  362,676  $  410,222
                                         ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of revenues                           86,406      93,345      284,181     262,381
  Research and development                   25,968      24,560       76,719      70,009
  Selling, general and
    administrative                           20,152      18,977       62,228      55,676
  Restructuring costs                           (59)         --       58,940          --
                                         ----------  ----------   ----------  ----------
     Total operating costs
       and expenses                         132,467     136,882      482,068     388,066
                                         ----------  ----------   ----------  ----------
Operating income (loss)                      (6,419)      9,199     (119,392)     22,156
Interest expense                             (2,688)       (948)      (8,207)     (4,043)
Interest and other income                     4,924       2,756        8,301       9,821
                                         ----------  ----------   ----------  ----------
Income (loss) before income taxes            (4,183)     11,007     (119,298)     27,934
(Provision) benefit for income taxes          2,955      (3,797)      14,006      (9,623)
                                         ----------  ----------   ----------  ----------
Net income (loss)                        $   (1,228) $    7,210   $ (105,292) $   18,311
                                         ==========  ==========   ==========  ==========

Net income (loss) per share:

    Basic                                $    (0.01) $     0.08    $   (1.16) $     0.21
    Diluted                              $    (0.01) $     0.08    $   (1.16) $     0.20

Weighted average common and
  common equivalent shares
  outstanding:

    Basic                                    90,161      90,054       90,755      86,887
    Diluted                                  90,161      96,084       90,755      95,038

         See accompanying notes to condensed consolidated financial statements.


                       CYPRESS SEMICONDUCTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                         Nine-Months Ended
                                                       ----------------------
                                                       (Restated)
                                                        Sep. 28,    Sep. 29,
                                                          1998        1997
                                                       ----------  ----------
Cash flows from operating activities:
 Net income (loss)                                     $ (105,292) $   18,311
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation, amortization and other                    93,049      82,557
   Restructuring charges                                   58,940          --
   Amortization of debt issuance costs                        767         872
   Changes in operating assets and liabilities:
    Receivables                                             6,407         886
    Inventories                                            18,862     (17,564)
    Other assets                                            9,782      10,889
    Accounts payable and accrued liabilities               (7,461)     (8,432)
    Deferred income                                         2,060         445
    Income taxes payable                                   (1,088)     23,177
                                                       ----------  ----------
Net cash generated by operations                           76,026     111,141
                                                       ----------  ----------
Cash flows from investing activities:
  Increase in short-term investments (net)                (43,386)   (216,620)
  Proceeds from sale of capital                             1,294      25,764
  Acquisition of property, plant and equipment            (51,339)   (110,751)
                                                       ----------  ----------
Net cash used for investing activities                    (93,431)   (310,607)
                                                       ----------  ----------
Cash flows from financing activities:
  Issuance (retirement) of convertible subordinated
    notes, net of issuance costs                           (4,325)    170,187
  Repurchase of common stock                              (50,425)         --
  Redemption of convertible debt                               --     (14,331)
  Issuance of common stock                                 10,367      25,082
  Proceeds from put premiums                                5,359          --
  Increase (decrease) in other long-term liabilities,
    including minority interest                            (1,935)      1,519
                                                       ----------  ----------
Net cash generated (used) by financing activities         (40,959)    182,457
                                                       ----------  ----------
Net decrease in cash and cash equivalents                 (58,364)     (8,009)
Cash and cash equivalents, beginning of year              151,725      20,119
                                                       ----------  ----------
Cash and cash equivalents, end of quarter              $   93,361  $   12,110
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.
                                       6

                       CYPRESS SEMICONDUCTOR CORPORATION

         Notes to Condensed Consolidated Financial Statements (Restated)
                                  (Unaudited)


1.  Interim Statements

In the opinion of management of Cypress Semiconductor Corporation ("Cypress"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While Cypress believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 1997 included in Cypress's 1997 Annual Report on
Form 10-K and the Form 10-Q/A filed for the three-month period ended
March 30, 1998 and the three- and six-month periods ended June 29, 1998.

For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three and nine-month periods ended September 28, 1998 are not necessarily indicative of the results to be expected for the full year.


2.  Restatement

In response to a review by the staff of the Securities and Exchange Commission, Cypress is revising previously reported financial statements. Specifically, and as discussed in detail in Note 5, the consolidated financial statements for the quarters ended March 30, 1998, June 29, 1998 and September 28, 1998 have been restated to adjust the charges related to the restructuring activity which occurred during the first quarter of 1998. As a result of the restatement, net income(loss) and net income(loss) per share for the three and nine month periods ended September 28, 1998 are as follows:

                         Three Months Ended             Nine Months Ended
                       Previous      Restated        Previous      Restated
                      ----------    ----------      ----------    ----------

Net income(loss)      $      513    $   (1,228)     $ (107,422)   $ (105,292)
                      ==========    ==========      ==========    ==========

Basic EPS             $     0.00    $    (0.01)     $    (1.19)   $    (1.16)
                      ==========    ==========      ==========    ==========

Diluted EPS           $     0.00    $    (0.01)     $    (1.19)   $    (1.16)
                      ==========    ==========      ==========    ==========

3.  Inventories

                                               Sep. 28,    Dec. 29,
                                                 1998        1997
                                              ----------  ----------
     Raw materials                            $    8,586  $   17,900
     Work in process                              29,655      35,281
     Finished goods                               19,822      23,744
                                              ----------  ----------
                                              $   58,063  $   76,925
                                              ==========  ==========

4.  Earnings Per Share

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


(In thousands, except per-share amounts)

                                             Three-months Ended
                                  (Restated)
                              September 28, 1998             September 29, 1997
                         ------------------------------------------------------------
                                                Per                            Per
                                               Share                          Share
                           Income    Shares    Amount     Income    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------
Basic EPS:
 Net income (loss)       $  (1,228)   90,161 $   (0.01) $   7,210    90,054 $    0.08
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     6,030
 Put options                    --        --                   --        --
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $  (1,228)   90,161 $   (0.01) $   7,210    96,084 $    0.08
                         ========= ========= =========  ========= ========= =========


                                              Nine-months Ended
                                  (Restated)
                              September 28, 1998             September 29, 1997
                         ------------------------------------------------------------
                                                Per                            Per
                           Income              Share      Income              Share
                           (Loss)    Shares    Amount     (Loss)    Shares    Amount
                         --------- --------- ---------  --------- --------- ---------
Basic EPS:
 Net income (loss)       $(105,292)   90,755 $   (1.16) $  18,311    86,887 $    0.21
                                             =========                      =========
Effects of Dilutive
Securities:
 Stock options                  --        --                   --     5,502
 Convertible debentures         --        --                1,061     2,649
                         --------- ---------            --------- ---------
Diluted EPS:
 Net income (loss)       $(105,292)   90,755 $   (1.16) $  19,372    95,038 $    0.20
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

Subsequently, Cypress revised the charge previously recorded in March 1998 in order to better reflect when the charges were required. The revisions included reductions in the charges for the write-down of assets of $6.1 million and the reduction in the reserves required for severance and inventory write-downs amounting to $1.9 million. Certain of these charges were recorded in the current quarter as outlined below.

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

     (5) The restructuring activities described above include the termination of approximately 850 personnel, primarily from manufacturing, both at Cypress and at Alphatec..

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

The following tables set forth Cypress's restructuring expense and charges taken against the reserve for the quarter and nine-month period ended September 28, 1998, respectively, and the restructuring reserve balance remaining at September 28, 1998:


(In thousands)
                                                  Third Quarter 1998 Activity (Restated)

                                          Balance      Q398 Restructuring Activities     Balance
                                          Jun. 28,       Increase/                       Sep.29,
                                            1998         (Decrease)      Utilized         1998
                                       -------------   -------------   -------------   ------------
Write-down of inventory                $         500   $         786   $      (1,286)  $         --
Severance and other employee
 related charges                               4,121            (845)           (324)         2,952
Other fixed asset related
 charges                                       3,030              --              --          3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                      525              --            (152)           373
                                       -------------   -------------   -------------   ------------
  Total                                $       8,176   $         (59)  $      (1,762)  $      6,355
                                       =============   =============   =============   ============


                                           1998 Restructuring Activity (Restated)

                                           1998                           Balance
                                       Restructuring                      Sep.29,
                                          Expense        Utilized          1998
                                       -------------   -------------   -------------
Write-down of inventory                        3,250          (3,250)             --
Severance and other employee
 related charges                               5,271          (2,319)          2,952
Other fixed asset related
 charges                                       3,030              --           3,030
Provision for phase-down and
 consolidation of manufacturing
 facilities                                      976            (603)            373
                                       -------------   -------------   -------------
  Total                                $      12,527   $      (6,172)  $       6,355
                                       =============   =============   =============


For the quarter and nine-month period ended September 28, 1998, Cypress charged $1.8 million and $6.2 million, respectively, against the restructuring reserve. These charges were primarily related to the write-off of inventory located at Cypress's third party subcontractor in Thailand and its domestic wafer fabrication facility located in Minnesota, and expenses incurred for severance and other employee related items.

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

All severance related activity at Fab 2 and Fab 3 were completed by the end of the third quarter of 1998. As a result of resolution and the finalization of certain of these severance matters, Cypress reversed $0.8 million of excess restructuring reserves during the third quarter.


Cypress is also in the midst of moving its third party subcontractor backend manufacturing operation located in Thailand to the Philippines and expects to complete the move by December 1998.

In September 1998, an additional $0.8 million restructuring reserve was established representing a change in estimate for inventory write-offs related to the Fab 3 restructuring

Also in September 1998, Cypress sold some equipment to a third party for $2.7 million. These assets were classified as assets held-for-sale on the balance sheet at their estimated salvage value.

The restructuring plan included the disposal of six-inch manufacturing equipment by January 1999 which was not upgradable to eight-inch capability in Cypress's research and development wafer fabrication facility in San Jose
("Fab 1").. The remaining net book value of $6.1 million of such assets at the end of the first quarter, is being written off over the estimated useful life through January 1999. Incremental depreciation charges of $1.8 million, to reflect the revised useful lives of this equipment, have been included in research and development costs for the third quarter and are expected to continue through January 1999.

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

In May 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress has infringed on two patents owned by EMI. Cypress has reviewed the charges, and it believes that the charges are without merit, that it does not infringe the patents in question, and that the patents are invalid and/or unenforceable. In July 1998, EMI amended their complaint against Cypress, alleging that Cypress infringed two further patents owned by EMI. Cypress has reviewed these charges and believes that these charges are also without merit and that it does not infringe the patents in question, and that the patents are invalid and/or unenforceable. Cypress will vigorously defend itself in these matters.
However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations. At this time Cypress believes that the outcome of these actions will not have a material adverse effect on Cypress's financial position or results of operations.

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

In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"), asking for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In January 1998, in a related case, the United States District Court for the Eastern District of Virginia preliminarily ruled that the patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal had been filed as of November 10, 1998. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected. At this time, Cypress believes that the outcome of this action will not have a material adverse effect on Cypress's financial position or results of operations.

On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California in

Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by Cypress's officers. A motion by Messrs. Yourman and Weiss to dismiss Cypress's malicious prosecution action was denied, and was also subsequently denied by the Supreme Court of California. This action has gone forward into discovery and the defendants have offered a settlement which has been refused by Cypress.

Although the results of litigation are unpredictable, Cypress believes it will prevail. Cypress believes that this action, regardless of its outcome, will have little, if any, effect on Cypress's financial condition or results of operations.

In June 1998, Cypress was contacted by Lucent Technologies ("Lucent") regarding the infringement of four or more patents owned by Lucent. Subsequently, Cypress has notified Lucent that Lucent has infringed on one of Cypress's patents. Cypress believes that a new cross-licensing agreement will be finalized with Lucent by the first quarter of 1999. Cypress believes the outcome of this action will have little, if any, effect on Cypress's financial condition or results of operations.

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

Revenues generated from Cypress's Programmable Products Division ("PPD") also continued to decline, dropping 32.1% comparing the third quarter of 1998 to the comparable quarter in 1997. Similar to the first half of 1998, PPD's revenues in the third quarter of 1998 were lower due to Cypress's decision to exit the commodity Erasable Programmable Read-only Memory ("EPROM") business in December 1997 and the sale of its Field Programmable Gate Array ("FPGA") line of products to Quicklogic Corporation in 1997. Revenues generated from the Programmable Read-only Memory ("PROM") and EPROM line of products were 33.0% lower in the third quarter of 1998 compared to the comparable quarter in 1997. Revenues generated from Cypress's Programmable Logic line of products also continued to fall, dropping 31.4% comparing the third quarter of 1998 to the third quarter of 1997. Lower revenues were primarily due to a 32.5% decline in unit sales volume. ASPs for Programmable Logic products have remained relatively constant.

In the third quarter of 1998, revenues generated from Cypress's
Datacommunication Division ("DCD") increased 5.3% compared to the same quarter in 1997. This revenue growth was primarily due to sales volume from the sale of Specialty Memory products, which include the Dual-Port and First-in, First-out ("FIFO") family of products.

Revenues generated by Cypress's Computer Products Division ("CPD") continued to grow during the third quarter of 1998 increasing by 11.6%, compared to the same quarter a year ago. CPD's revenue growth can be attributed to its Clock line of products which increased revenues 25.5% as a result of a 63.5% increase in unit sales volume. This increased sales volume more than offset a 22.8% decline in ASPs comparing the same time periods. CPD also benefited from increased revenues recorded from the sale of its Universal Serial Bus ("USB") line of products. USB is a relatively new line of products and Cypress recorded an insignificant amount of revenues in 1997.

As noted above, Cypress continued to experience reductions in ASPs throughout several of its product lines, however, the rate of decline has decreased from that experienced in 1997. The decrease in ASPs continued to be caused by industry over-supply, particularly evident in the telecommunication and data communication markets that Cypress principally serves. Cypress does not expect ASPs for the remainder of 1998 to fluctuate significantly from those experienced during the third quarter of 1998.

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

The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities described above, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. The pre-operating costs totaling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period. Ther are no capitalized pre-operating costs subsequent to the first quarter of 1998.

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

During the second quarter of 1998, in conjunction with the closure of Fab 3 in Minnesota, Cypress established a reserve for $1.4 million to cover severance costs associated with the reduction in work force at that location. This was based on the anticipated level of payouts to employees that would be made to personnel that were included in the work force reduction. All severance related activity in Fab 2 and Fab 3 were completed by the end by the end of the third quarter of 1998. As a result, Cypress reversed $0.8 million of excess restructuring reserves during the quarter.

Also, as part of a review of inventory, it was noted that Cypress required an additional reserve of $0.5 million to cover inventory that was to be written off. This related to a change in estimate regarding inventory that had been previously reserved. During the third quarter of 1998, Cypress recorded an additional $0.8 million restructuring reserve related to the write-off of certain inventory located in Fab 3

With respect to the remaining assets currently held-for-sale, their carrying values have been written down to its estimated salvage value. Cypress continues to actively pursue potential buyers, however no assurances can be given that such actions will be successful or that the estimated proceeds from such sales will be realized.

For the quarter and nine-month period ended September 28, 1998, Cypress charged $1.8 million and $6.2 million, respectively, against the restructuring reserve. These charges were primarily related to the write-off of fixed assets located at Cypress's domestic wafer manufacturing facilities, the write-off of inventory located at Cypress's third party subcontractor in Thailand and expenses incurred for severance and other employee related items.

Cypress's cost of revenues as a percentage of revenues for the quarter and nine-month period ended September 28, 1998 increased to 68.6% and 78.4%, respectively, compared to 63.9% and 64.0%, respectively, in the comparable periods in 1997. In the first quarter of 1998, Cypress recorded in cost of sales, non-recurring, one-time charges of $21.7 million, primarily related to the write-down of certain inventory, the write-off of pre-operating costs at Cypress's domestic wafer fabrication plant in Minnesota and its assembly and test facility located in the Philippines and write-down of certain equipment located in Minnesota. Without these non-recurring costs, cost of revenues as a percentage of revenues for the nine-month period in 1998 would have been 72.4%.

Revenues in 1998 have continued to decline due to lower ASPs, despite an increase in units sold. Should ASPs in the future continue to erode at a rate greater than anticipated, gross margins could be materially adversely affected. Cypress continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs on its gross margin. In March 1998, Cypress announced a restructuring of its domestic wafer fabrication facilities and its offshore back-end manufacturing operations. This restructuring includes the shutdown of Cypress's six-inch wafer fabrication plant and the movement of production to its eight-inch facility in Minnesota, the downsizing of its wafer fabrication plant in Texas, and the consolidation of its test manufacturing operations, located at Alphatec Electronics Pcl ("Alphatec"), into its Philippines plant. The portion of the activities completed to date has increased Cypress's manufacturing efficiencies and as a result, lowered Cypress's manufacturing costs as a percentage of revenues. Cypress is expecting to continue to benefit from these restructuring activities in future quarters.

At September 28, 1998, Cypress had consigned approximately $9.8 million, net book value, of capital assets to Alphatec and Alphatec's production represented approximately 8.1% of Cypress's backend manufacturing capacity (down from approximately 17.0% in the fourth quarter of 1997). As stated above, Cypress plans to consolidate its test manufacturing operations located at Alphatec into its Philippines plant by the end of 1998, which will eliminate test manufacturing activity performed by Alphatec. In 1997, Alphatec experienced financial difficulties; however, Cypress believed that the assembly and test operations with which Cypress currently does business continue to operate normally. Cypress is in the process of moving its test production out of Alphatec and into its backend manufacturing facility in the Philippines.
Should Alphatec cease operations or be forced to reduce its manufacturing capacity, Cypress's ability to manufacture a portion of its products in the future and ability to recover its assets could be impaired. Cypress management believes that Alphatec's financial difficulties have not negatively impacted Alphatec's ability to manufacture Cypress's products to date.


Research and development ("R&D") expenses as a percent of revenues increased to 20.6% and 21.2%, respectively, for the quarter and nine-month period ended September 28, 1998, compared to 16.8% and 17.1%, respectively, for the comparable periods in 1997. The increase in R&D expenses as a percent of revenues is primarily attributable to lower revenues comparing the third quarter of 1998 to the comparable quarter in 1997. Actual R&D spending also increased, primarily due to the $1.8 million incremental depreciation charge incurred to reflect the revised useful lives of certain assets impacted by the upgrade of Fab 1 to an eight-inch facility during the third quarter of 1998. Cypress continued to spend on R&D in an effort to accelerate the development of new products and its 0.35 and 0.25 micron process technologies. Even with Cypress's commitment to increase design capabilities in its design centers and the transformation of the San Jose six-inch R&D facility into an eight-inch R&D facility, R&D spending as a percent of revenues is projected to remain relatively constant in the future as Cypress explores new markets and improves its design and process technologies in an effort to increase revenues and reduce costs.

Selling, general and administrative ("SG&A") expenses as a percent of revenues for the quarter and nine-month period ended September 28, 1998 increased to 16.0% and 17.2%, respectively, compared to 13.0% and 13.6%, respectively in the comparable periods a year ago. SG&A spending for the first nine-months of 1998 grew 11.8% in comparison to the first nine-months in 1997. The increase in SG&A spending was primarily due to a $2.5 million of non-recurring, pre-tax charges recorded in the first quarter of 1998 related to costs incurred to reimburse a customer for certain product expenses incurred, higher marketing costs due to a new sales force training program and higher expenditures in marketing communications. With the exception of variable spending, such as incentive bonuses and commissions, Cypress expects to keep SG&A spending relatively constant.

Cypress's operating loss for the quarter and nine-month period ended
September 28, 1998 was $5.5 million, or 4.4% of revenues, and $118.5 million, or 32.7% of revenues, respectively, compared to operating income of $9.2 million, or 6.3% of revenues and $22.2 million, or 5.4% of revenues, respectively, in the comparable periods in 1997. Without the $85.3 million of restructuring and other non-recurring charges recorded as operating charges, the operating loss in the first nine months of 1998 would have been $33.2 million. Although Cypress's revenues have increased each quarter throughout 1998, due to the effects of falling ASPs, Cypress had to sell more units in order to achieve such growth.

For the quarter and nine-month period ended September 28, 1998, Cypress recorded net interest and other income of $2.2 million and $0.1 million, respectively, compared to $1.8 million and $5.8 million in the comparable periods in 1997. In the first quarter of 1998, Cypress recorded a non-recurring, pre-tax charge of $3.1 million related to the write-down of a certain investment. Without this write-down, net interest and other income for the nine-month period ended September 28, 1998 would have been $3.2 million.
In September 1998, Cypress recorded a $0.7 million gain related to the retirement of $5.0 million principal amount of its $175.0 million, 6.0% convertible subordinated note. During the first quarter of 1997, Cypress recorded a $3.8 million gain from the sale of its remaining investment in Vitesse Corporation. The gain was partially offset by one-time costs associated with the conversion of the 1994 convertible subordinated notes and costs associated with the increased borrowing under Cypress's line of credit.


For the quarter and nine-month period ended September 28, 1998, Cypress recorded an income tax benefit of $3.0 million and $14.0 million, respectively, compared to an income tax expense of $3.8 million and $9.6 million, respectively, in the comparable periods in 1997. The income tax benefit recorded in the third quarter of 1998 was as a result of a comprehensive study recently completed by Cypress in relation to additional R&D tax credits. As of September 28, 1998, the income tax rate for 1998 was 11.8%. In 1997, the income tax rate for the quarter and nine-month period was 34.5%. Cypress expects to record zero tax provision for the fourth quarter of 1998.



FACTORS AFFECTING FUTURE RESULTS:

-----------------------------------


The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including, among other things, statements as to our future expenditure levels, operating results and business plans that involve risks and uncertainties. Cypress's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, the cyclical nature of both the semiconductor industry and the markets addressed by our products, such as networking, computer, and telecommunications markets, the effects of competition, characterized by price erosion, rapid technological change and heightened foreign competition in many markets, slower than expected growth in demand for semiconductor products, the availability and extent of utilization of manufacturing capacity, dependence on independent subcontract vendors, dependence on limited sources of supplies, fluctuation in manufacturing yields, the successful development and timing and market acceptance of new product introductions, product obsolescence, costs associated with future litigation, costs associated with protecting our intellectual property, the successful ramp up of Cypress's Philippines back-end manufacturing plant, and the ability to develop and implement new technologies including the continued transition to full commercial production of our new 0.35 and 0.25 micron processes, dependence on key personnel, risk of international operations and the effects of environmental regulations.

Cypress's quarterly and annual results of operations are affected by a variety of factors that could materially and adversely affect revenues, gross profit and income from operations. These factors include, among others, demand for its products; changes in the product mix of sales; competitive pricing pressure (particularly in the static RAM market); fluctuations in manufacturing yields; cost and availability of raw materials; unanticipated delays or problems in the introduction or performance of new products; Cypress's ability to introduce new products that meet customer requirements; market acceptance of Cypress's products; product introduction by competitors; availability and extent of utilization of manufacturing capacity; product obsolescence; the successful ramp up of our Philippines backend manufacturing plant; the inability to execute successfully Cypress's restructuring plan; the ability to develop and implement new technologies, including the transition to our new 0.35 and 0.25 micron process and continued migration to smaller geometries; the conversion and upgrade of existing equipment base to these technologies including transfer of equipment and capability among sites; the conversion and upgrade of the existing equipment set from 6-inch to 8-inch capability; the level of expenditures for research and development and sales, general and administrative functions of ours; costs associated with future litigation; and costs associated with protecting our intellectual property. Any one or more of these factors could result in us failing to achieve its expectations as to future revenues, gross profit and income from opeerations. Additionally, risk inherent in the cyclical nature of the semiconductor industry may cause our quarterly and annual results of operations to vary significantly. Moreover, as is common in the semiconductor industry, we frequently ship more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting our quarterly revenues and results of operations.

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


YEAR 2000 DISCLOSURE:
----------------------

In just over a year, most companies will face a potentially serious problem because many software applications, operational systems and equipment with embedded chips or processors may not properly recognize or accurately process calendar dates beginning in the year 2000, due to the prevalent use of two digits to represent the year in this equipment or systems.

Like many other companies, the year 2000 issue creates a risk for Cypress. The year 2000 problem could affect computers, software and other equipment used and operated by Cypress. This could result in system failures causing disruptions in operations, including among other things, interruptions in manufacturing, design and process development operations; temporary disruptions in processing business transactions and disruptions in normal business operations.

Cypress has taken company-wide actions to assess the nature and extent of work required to prepare its products, systems, equipment and infrastructure for the Year 2000. In addition, Cypress has engaged in the process of evaluating its key suppliers and customers to determine the extent to which Cypress's operation's are vulnerable based upon third parties remediatation of their own Year 2000 issues. These activities represent continuing efforts of Cypress to address the year 2000 problem which commenced with the implementation of a Year 2000-compliant accounting software system in 1997.

Cypress's president and executive staff have assumed the responsibility of managing the impact of the Year 2000 problem on Cypress including, programs for identification, inventory taking, risk assessment and cost estimates of problems associated with the Year 2000; the plans, remediation effort and testing methodology to correct those problems; and the development of contingency plans should some of the corrective actions fail to correct the problem or not get implemented in a timely manner. These activities, in varying phases, are currently in process.

It is the objective of Cypress for its MIS systems to be compliant by March 1999 and the rest of its systems, equipment and infrastructure to be compliant by June 1999.

Cypress's Year 2000 contingency planning efforts are guided by three elements and specifically expressed in its Year 2000 Mission: (1)Cypress serves its customers continuously, (2)Cypress maintains continuous employment, and
(3)Cypress increases shareholder value related to its competitors. The executive staff of Cypress is directly responsible for developing and improving Cypress's Year 2000 contingency planning efforts, and the team is led by the Chief Executive Officer. The operating assumption that external infrastructure may be down for up to 2-4 weeks has been used in order to create a suitable framework for contingency planning efforts, and as a result, Cypress expects to have plans in place to address any unforeseen Year 2000 failures. Our contingency planning efforts will continue through June 1999, at which time these activities will be documented and implemented accordingly. A number of business responses are being actively considered and all should be viewed as likely for some segment of our customer/supplier base:

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

To date, Cypress has incurred an insignificant amount of expenditures related to the Year 2000 problem and an estimate of the total cost of remediation is expected to be available by the end of fiscal year 1998.

At this time, Cypress cannot give any assurance that the Year 2000 problem will not have a material adverse affect on Cypress's operations and earnings in the future. Since the programs, as described, are still on going, all potential Year 2000 issues have not yet been identified. Therefore, the potential impact of these issues on Cypress's financial condition and results of operations cannot be determined at this time.


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

LIQUIDITY AND CAPITAL RESOURCES:

---------------------------------


Cypress's cash, cash equivalents and short-term investments totaled $186.6 million at September 28, 1998, a decrease of $15.0 million compared to the end of 1997.

During the first nine-months of 1998, Cypress purchased $51.3 million in capital equipment compared to $110.8 million in the comparable period in 1997. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors, and its technology group in San Jose. Equipment purchased for Cypress's wafer fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.35 and 0.25 micron processes. A majority of the new equipment purchased was for Fab IV located in Minnesota for the conversion of equipment from six-inch to eight-inch. Equipment purchased for the Philippines and its subcontractors was used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate Cypress's research and development capabilities. Capital purchases for the remainder of 1998 are expected to be approximately $40.0 million as Cypress continues to buy equipment to expand manufacturing capabilities and capacity and to enhance its research and development capabilities.

During 1997, the Board of Directors authorized the repurchase of up to 4.0 million shares of Cypress's common stock. In September 1998, the Board of Directors authorized an additional 10.0 million shares to be repurchased. To date, 8.1 million shares have been repurchased under this entire program for $67.5 million. The shares purchased are expected to be issued in conjunction with Cypress's 1994 Stock Option Plan and Employee Stock Purchase Program.
In conjunction with the authorized stock repurchase program, Cypress sold put warrants through private placements for which Cypress received a net amount of $9.4 million as of November 10, 1998. Cypress may have a maximum potential obligation to purchase 6.0 million shares of its common stock at an aggregate price of $57.6 million as of November 10, 1998. The puts have various expiration periods from November 1998 through May 1999. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash.

In September 1997, Cypress completed a $175.0 million private placement of 5-year convertible subordinated notes. The notes are due in the year 2002, with a coupon rate of 6.00% and an initial conversion premium of 48.2%. The notes are convertible into approximately 7,408,000 shares of common stock and are callable by Cypress three years after the date of issuance. Net proceeds were $170.2 million, after issuance costs of $4.8 million. A portion of the proceeds from the notes was used to repay the $49.0 million balance outstanding under the revolving credit facility, acquire equipment, purchase a building in Woodinville, Washington and for stock repurchases in 1997. The remaining proceeds have been invested in interest-bearing investment grade securities and have been used for general corporate purposes, including capital expenditures to add manufacturing capacity and capability, development and commercialization of products, working capital and potential strategic acquisitions or investments.

In September 1998, Cypress retired $5.0 million principal amount of its $175.0 million, 6.0% convertible subordinated notes for $4.3 million, resulting in a $0.7 million pre-tax gain. In October 1998, Cypress retired an additional $10.0 million principal amount of its convertible subordinated note for $8.6 million, resulting in a $1.4 million, pre-tax gain. Offsetting the gain was the write-off of costs associated with the issuance of the bond of $0.4 million (pre-tax).


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


ITEM 5.  Other Information

         In July 1998, Pierre Lamond resigned as Cypress's Chairman of the board of directors. Mr. Lamond served on Cypress's board for 14 years. Cypress has named Eric Benhamou, Chief Executive
         Officer of 3Com and a board member since 1993, as the new Chairman of the board. In September 1998, Cypress announced Alan F. Shugart as a new board member replacing Mr. Benhamou. Mr. Shugart is the founder of Seagate Technology Inc.


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