Form 10-K
period 1999-01-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-03-24
CIK 791915

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

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [ ]

     At March 11, 1999, registrant had outstanding 85,470,267 shares of common stock. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 11, 1999 on the New York Stock Exchange, was approximately $746,361,576. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Items 9, 10, 11 and 12 of Part III of this 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

     Cypress Semiconductor Corporation ("Cypress") designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including computers, data communications, telecommunications, and instrumentation systems. Cypress currently offers approximately 427 products from its two business segments, Memory Products and Non-Memory Products. Cypress's products are marketed worldwide through a network of 23 North American sales offices, 6 North American distributors, 26 U.S. sales representative firms, 8 European sales offices, 2 Japanese sales offices, an office in Singapore, an office in Korea, an office in Taiwan, and 39 international sales representative firms. Cypress sells its products to a wide range of customers, including Altera, Cisco Systems, Compaq, IBM, Lucent Technologies, Motorola, Northern Telecom, Seagate, Sony and 3Com Corporation. In 1998, international sales accounted for 39% of the Cypress's total sales.

     Cypress's initial strategy, upon its founding in 1982, was to provide innovative high-performance CMOS (complementary metal-oxide silicon) integrated circuits to niche markets, which were believed to be too small to warrant the considerable investment which would be required for the major established international semiconductor manufacturers to target. In 1992, Cypress modified its strategy to focus on selected high-volume products, particularly memory products, to bring those products to market quickly and at reduced costs and to achieve significant market acceptance for those targeted products. This strategy was successful until 1996 when the average selling prices ("ASPs") of Memory Products began to decline. To offset the effects of declining ASP's and corresponding revenues from Memory Products, Cypress has modified its strategy again to become a more diverse company and to expand its product base into non-memory products. Because of the highly competitive nature of the semiconductor industry, its cyclicality and the downward trend average selling prices typically experience over the life of any particular product, Cypress's ability to successfully implement this strategy and achieve its revenue, earnings and gross margin goals will depend upon a number of factors. These factors include its ability to maintain its position in the high-performance markets, to increase its presence in the more competitive high-volume markets, to continue to successfully design and develop new products utilizing advanced semiconductor design and process technologies in a timely fashion, to improve manufacturing yields and reduce manufacturing costs and cycle time, and to effectively market and sell its products in light of significant domestic and international competition.

     On January 21, 1999, Cypress entered into an agreement to acquire IC WORKS. The stock-for-stock pooling-of interests transaction, in which IC WORKS stockholders and holders of options, warrants and other rights to acquire IC WORKS stock will receive 13,700,000 shares of Cypress common stock, is expected to close in the spring of 1999, subject to various conditions, including customary regulatory approvals and approval by IC WORKS stockholders.

     Cypress was incorporated in California in December 1982. Cypress's initial public offering of Common Stock occurred in May 1986 at which time its Common Stock commenced trading on the Nasdaq National Market. In February 1987, Cypress reincorporated in Delaware and began listing its Common Stock on the New York Stock Exchange on October 17, 1988.

PRODUCTS

     Cypress concentrates its efforts in two market segments, Memory Products and Non-Memory Products. The Memory Product segment manufactures integrated circuits on silicon wafers using leading edge process technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress's technologically advanced, eight-inch wafer production facility located in Minnesota ("Fab 4"). Some Memory Products are often characterized as commodities, with high unit sales volume and significant shifts in supply and demand, factors that mean a potentially greater exposure to ASP and gross margin fluctuations. Sales of memory products tend to be driven by higher volumes and results of operations are improved through advancements in technology and attainment of lower manufacturing costs. In contrast, some Non-Memory Products are manufactured using less technologically advanced processes than Memory Products and are generally design or customer solution driven. A majority of the wafers produced for Non-Memory Products are manufactured at Cypress's six-inch fab located in Texas ("Fab 2") while wafers for the more technologically advanced products are purchased from foundries. Unit sales volume of Non-Memory Products are generally lower than Memory Products, but sell at a higher gross margin. Future sales and results of operations of Non-Memory Products are driven by the introduction of new products, design wins and improvements in technology. Because the semiconductor industry is characterized by rapid technological change resulting in products with continually greater speed, densities and performance capabilities and the ongoing evolution of process-technologies, Cypress's success will continue to depend upon the timely development, introduction and market acceptance of new products in these areas.

MEMORY PRODUCTS

     Cypress's Memory Products primarily serve the data communications, telecommunications and personal computer markets. Memory Products include Static Random Access Memory ("SRAM") products and multichip modules.

     SRAM (Static Random Access Memory). SRAMs are used for storage and retrieval of data in computers, data communication, telecommunication and other electronic systems. Common networking applications include hubs, switches, routers, test and measurement instrumentation, video and simulation. Telecom applications include battery-powered cellular phones, pagers, radios, handheld games and global positioning systems. Because a computer is required to read from or write to its memory several times to complete an operation, high-performance system designers are very sensitive to memory access time, which can be a major bottleneck in overall system performance. Fast SRAMs are used for functions such as "cache memory" to store the data being processed by the computer's central processing unit.

     The SRAM market is characterized by the requirements for many different "densities" (number of bits per memory circuit), "organizations" (number of bits available to the user in a single access of the RAM) and levels of "power consumption" (low power and ultra-low-power devices are required for portable battery operated equipment). In addition, the market is segmented into a variety of fast, slow, synchronous, and asynchronous segments. This differentiation of the SRAM market when combined with the different RAM features incorporated by various manufacturers, the need for military, industrial and commercial grade products, the need for different package types, and the grading of product by speed and power produces a complex market structure.

     Multichip Modules. Cypress's high-density memory and logic modules are assembled from high-performance devices in a single surface mount package in order to create custom or standard enhanced single-circuit equivalents such as multi-megabyte SRAMs and complete cache memories used within many high-performance personal computers. These modules can provide the solution to many of the advanced circuit "building blocks" required by modern system designers. The multichip modules allow Cypress increased visibility into customer trends and future needs for single chip memory products and an additional means to satisfy the present needs of customer systems already incorporating Cypress products.

NON-MEMORY PRODUCTS

     Non-Memory Products include a variety of products that serve the data communications, telecommunications, personal computer, PC peripheral and military markets. Non-Memory Products include programmable logic products and programming software, programmable-skew clocking, data communication products, computer products, including clocks and Universal Serial Bus ("USB") microcontrollers and non-volatile memory products.

     PLDs (Programmable Logic Devices). The "logic" in an electrical system performs the non-memory functions, such as "floating-point mathematics," or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. Cypress manufactures several families of programmable logic circuits, which are programmable by the user. PLDs facilitate the replacement of many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. Cypress's PLD portfolio consist of a wide variety of devices ranging from simple PLDs. including the Flash 16V8, 20V8, and 22V10, to the very-high-density CPLDs (complex PLDs). All Cypress products are supported by the Warp(TM) software tool set, which enables design description in either VHDL (very high-speed integrated circuit hardware description language), an industry standard developed by Cypress and Verilog, another industry standard.

     PROMs (Programmable Read-Only Memories). Read-only memory ("ROM") is a memory in which the data is fixed even when the power is off. ROMs are used to provide start up data to computers when they are turned on. PROMs are blank ROMs that can be customized by the customer to fit specific needs. They are used in computer-peripherals, telecommunications systems and instrumentation equipment which store fixed data that is not to be altered during normal machine operations. Cypress has been a supplier of high-performance CMOS PROMs since 1984. These early devices were the first to combine the fast memory access of PROM with the low power consumption of CMOS technology. Cypress offers a broad family of high performance PROMs ranging in density from 4K to 256K bits and available in a variety of standard and proprietary user interfaces.

     First-in, First-out ("FIFOs"). FIFOs are used to pass data between systems operating at different frequencies. Cypress offers FIFO memories in a variety of synchronous and asynchronous architectures with industry standard pinouts.

     Dual Ports. Dual Ports are SRAMs that can be accessed by two different computers simultaneously. Cypress's family of synchronous and asynchronous dual-port RAMs range in density from 64 Kbit to 1 Mbit. Dual-ports are used in shared-memory applications, including networking, base stations, telecommunications, mass storage, instrumentation, and test equipment. Cypress established itself as a technology leader in multi-port memory products by introducing the world's first 1 megabit dual-port.

     RoboClock and HOTLink. Cypress's first PLL (Phase Locked Loop) based products, RoboClock(TM) and HOTLink(TM), have been in production for several years. RoboClock offers programmable skew and zero-propagation delay, allowing customers to compensate for clock skews arising from varying circuit board trace lengths and device set-ups and hold times. HOTLink (High-speed Optical Transceiver Link) is the industry-standard chipset for moving serial data at rates from 150-400 Mbps; it supports a variety of application and industrial protocols including Fiber Channel, Enterprise System Connection (ESCON), asynchronous transfer mode ("ATM"), digital video broadcast (DVB), plus generic backplane and point-to-point applications.

     ATM and SONET/SDH (Asynchronous Transfer Mode and Synchronous Optical Network/Synchronous Digital Hierarchy). Cypress offers a family of high-performance communications solutions for data transfer and routing in advanced switching systems. These PLL-based products move SONET or SDH frames between equipment at the SONET/SDH data rates of 51.85 Mbps (OC-1) and 155.52 Mbps (OC-3).

     Programmable Clocks. Cypress is a leader in the timing technology device market primarily due to its Clocks. Clocks' frequency synthesizers integrate essentially all clock requirements of a microprocessor based system, thus reducing size, power, consumption and cost. These devices are widely used in personal computers, disk drives, modems, digital video disks ("DVDs"), video CD players and home video games. Cypress is the only supplier offering true field-programmable clocks, and all Cypress clock outputs have the desired characteristics of high drive, low jitter, low electromagnetic interference, and low skew.

     FCTs (Fast CMOS Technology). Cypress offers a full complement of FCTs with standard logic and bus interface functions in a variety of formats. FCT devices are used in a wide variety of applications whenever the need arises for very high-speed logic functions. FCT logic is used in almost all types of high-speed systems for data/bus management, buffering, and a variety of other simple logic functions. Cypress logic choices include

3.3- and 5-V products, high-drive and balance drive strengths, 8- and 16 bit organizations, and numerous package options.

     USB (Universal Serial Bus). The Universal Serial Bus ("USB") is a four-wire connection between a PC and its peripherals (for example, printers, joysticks, scanners, modems), facilitating an easy-to-use architecture known as "plug and play". This new standard has been supported by Microsoft, Intel and other large original equipment manufacturers (OEM). In 1997, Cypress entered into a strategic alliance with Microsoft to produce its first USB product, an 8-bit, RISC-based microcontroller for Microsoft's new Internet mouse. Cypress also now makes microcontrollers for Microsoft keyboards and designs USB microcontrollers for standalone and integrated product hub applications. USB root hubs increase the number of peripherals a PC can accept; hub applications have allowed Cypress to expand its market for USB products.

RESEARCH AND DEVELOPMENT

     Cypress places great emphasis on research and development. This is partially reflected by significant management time committed to continuously improve process and product design development methodology and cycle time. Cypress's current product strategy requires rapid development of new products using emerging process technologies while minimizing research and development costs. Cypress performs research and development at two levels. Research and development related to process technology is managed at the corporate level, while research and development related to new product design is managed at the operating level, in cooperation with Cypress's new product design organization.

     The major focus of process technology research is the continuous migration to smaller manufacturing geometries. Currently, Cypress is in the process of developing 0.25-micron and 0.18-micron fabrication technologies. Cypress began selling 0.25-micron SRAM products during the fourth quarter of 1998.

     Cypress's wafer fabrication facility located in San Jose ("Fab 1") is primarily utilized for research and development programs focusing on improving process technology. Development and qualification programs for 0.25-micron and 0.18-micron technologies are currently in progress in Fab 1.

     In March 1998, Cypress recorded a restructuring charge to upgrade Fab 1 from a six-inch to an eight-inch wafer facility to ensure compatibility with its eight-inch manufacturing facility in Minnesota ("Fab 4").

     Cypress has a central design group which focuses on new product design and improvement of design methodologies. This group has ongoing efforts to reduce design cycle time including re-use of standard cells via an intellectual property library, development of computer-aided design tools and improved design business processes. Cypress currently has 40 design teams in place working on new product designs. Design work primarily occurs at design centers located at Colorado Springs, Colorado; San Jose, California; Woodinville, Washington; Bloomington, Minnesota; Austin, Texas; Starkville, Mississippi; Nashua, New Hampshire; Bangalore, India; Basingstoke, United Kingdom; and Cork, Ireland.

     Cypress considers development of new products to be critical to its future success. Cypress's success depends on its ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. In addition, if the development and implementation of new process technologies is not completed in a timely and cost-effective basis, Cypress's business, financial condition and results of operations could be materially and adversely affected.

     Cypress's future success is also dependent on its ability to hire and retain highly skilled design and test engineers. Such employees are key to the development of new products. Since the job market for skilled engineers is very competitive, Cypress cannot ensure that it will be successful in hiring or retaining such key personnel.

MANUFACTURING

     Cypress began fiscal 1998 by manufacturing its products at four submicron wafer fabrication facilities using its proprietary 0.35, 0.5, 0.65 and 0.8-micron CMOS, 0.8 and 0.5-micron BiCMOS, and 0.65-micron Flash technologies. In March 1998, Cypress announced the shut down of Fab 3, which was a six-inch,

0.6 micron wafer fabrication plant located in Minnesota, and consolidated parts of Fab 3 operations with other operations of Cypress. Cypress converted a significant portion of the equipment from Fab 3 from six-inch to eight-inch capability. In addition, Cypress downsized its six-inch Fab 2 facility located in Texas by transferring its 0.6 micron 256K SRAM production to Fab 4. This transfer will allow Cypress to focus on reducing manufacturing costs on high-margin non-memory products in Fab 2.

     To enhance its competitive position, Cypress has programs to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, manufacturing step-elimination, improved defect densities, improve yields and ultimately lower manufacturing costs. Cypress invested $40.8 million in 1998 to increase the capacity and capability of its primary wafer fabrication plants, Fab 2 and Fab 4.

     A majority of Cypress's assembly and test operations are performed by its highly automated assembly and test facility in the Philippines, which handled such operations for 54% of Cypress's 1998 output, and through various offshore subcontractors. The Philippines facility focuses its investments on high volume products and packages where the ability of Cypress to significantly lower manufacturing costs is high. The Philippines plant currently has capability for various types of packaging and will be developing capability for several other packages in the near future. In March 1998, Cypress began transferring its test operations at its subcontractor, Alphatec, located in Thailand, to Cypress's production facility in the Philippines. In 1998, Cypress invested $15.6 million in capital to expand its Philippines' manufacturing capability. When fully utilized, this plant is expected to produce approximately 70% of Cypress's assembly and test manufacturing capacity.

     The complicated nature of the wafer fabrication process of Cypress at times results in certain wafers being rejected or individual die on each wafer being non-functional, adversely affecting manufacturing yields. Similar yield losses may be experienced in the assembly and test phase of manufacturing. Cypress's philosophy is to prevent yield loss and/or quality problems to the extent possible through analytical manufacturing controls. Cypress tests its products at various stages in the fabrication, assembly and test processes, performs high temperature burn-in testing as well as continuous reliability monitoring on all products, and conducts numerous quality control inspections throughout the entire production flow using statistical process control and quality-control analytical equipment. Cypress has, on occasion, experienced delayed product shipments due to lower than expected production yields. Accordingly, to the extent Cypress does not achieve acceptable product yields, its operating results may be adversely affected.

MARKETING AND SALES

     Cypress uses four channels to sell its products: direct OEM (original equipment manufacturer) sales by the Cypress sales force, direct OEM sales by manufacturing representative firms, sales through domestic distributors, and sales through international trading companies and representative firms. Cypress's marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. Cypress also has a strategic accounts group which is responsible for specific customers with worldwide operations. Cypress augments its sales effort with FAEs (field application engineers), who are specialists in its product portfolio and work with customers to "design in" Cypress products for their systems. FAEs also help Cypress identify emerging markets and new products.

     International revenues accounted for 39% of Cypress's total revenues in 1998 compared to 36% in 1997 and 27% in 1996, respectively.

     Cypress typically warrants its products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product.

BACKLOG

     Cypress's sales are typically made pursuant to standard purchase orders for delivery of catalog products. Generally, customer relationships are not subject to long-term contracts. Products to be delivered and delivery schedules, under purchase orders outstanding from time to time, are frequently revised to reflect changes in customer needs. For these reasons, Cypress's backlog at any particular date is not representative of actual sales for any succeeding period and Cypress believes that the backlog is not a good indicator of future revenue.

COMPETITION

     Cypress faces competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which Cypress operates. Cypress competes with a large number of companies primarily in the telecommunications, data communications, personal computer, PC peripheral and military markets. Competitors, including Advanced Micro Devices ("AMD"), Altera, Hitachi, Integrated Device Technologies, Integrated Silicon Solutions Inc., Motorola, Samsung, Texas Instruments and Xilinx, target certain markets and compete directly with Cypress products. Competition is based on various factors which can vary among products and markets. These factors include design and quality of the products, product performance, price and service.

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for most companies in the industry, including Cypress. This environment is characterized by erosion of product sale prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Cypress's ability to compete successfully in a rapidly evolving high performance end of the semiconductor technology spectrum depends on many factors, including:

     - our success in developing new products and manufacturing technologies;

     - the delivery performance, quality and price of our products;

     - the diversity of our product line;

     - the cost effectiveness of our design, development, manufacturing and marketing efforts;

     - the pace at which customers incorporate our products into their systems, and

     - the number and nature of our competitors and general economic conditions.

     We believe we currently compete effectively in the above areas to the extent they are within our control; however, given the pace at which events change in the industry, our current abilities are not a guarantee of future success. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected.

PATENTS AND LICENSES

     Cypress currently has 258 patents and approximately 335 additional patent applications on file with the United States Patent Office and is preparing to file more patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, Cypress believes that patents are becoming increasingly important to remain competitive in the industry and Cypress has an active program to acquire additional patent and other intellectual property protection.

     Cypress has, and in the future may continue to, enter into technology license agreements with third parties which give those parties the right to use patents and other technology developed by Cypress. Some of these agreements also give Cypress the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties.

     There can be no assurance that patents owned by Cypress will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantage to Cypress. Cypress is and may in the future be involved in litigation with respect to alleged infringement or in litigation to enforce its intellectual property rights. There can also be no assurance that license agreements will continue to be available to Cypress on commercially reasonable terms in the future.

RISK FACTORS

     Except for the historical information contained herein, the discussion in this Form 10-K report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements as to the future operating results and business plans of Cypress, that involve risks and uncertainties. We use words such as "anticipate," "believes," 'expects," "future," "intends," and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below and elsewhere in this Form 10-K. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

CYPRESS'S FUTURE OPERATING RESULTS ARE VERY LIKELY TO FLUCTUATE AND THEREFORE MAY FAIL TO MEET EXPECTATIONS.

     Cypress's operating results have varied widely in the past, and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet the expectations of Cypress or others for a variety of reasons set forth in these Risk Factors. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of your investment in our stock. The factors we believe make our results more likely to fluctuate, and difficult to predict, than results of a typical, non-technology company our size and age, and which are therefore most likely to produce departure from expectations, include:

     - the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;

     - the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;

     - the need for constant, rapid new product introductions which present an ongoing design and manufacturing challenge significantly impacted by even relatively minor errors, and which may never achieve expected market demand.

     As a result of these or other factors we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Also, the performance of the semiconductor industry as a whole is characterized by cyclical swings in revenue and profitability and these swings may adversely impact Cypress.

     Since we recognize revenues from sales to our domestic distributors only when these distributors make a sale to customers, we are highly dependent on the accuracy of their resale estimates. The occurrence of inaccurate estimates also contributes to the difficulty in predicting our quarterly revenue and results of operations, particularly in the last month of the quarter.

CYPRESS FACES PERIODS OF INDUSTRY-WIDE SEMICONDUCTOR OVER-SUPPLY WHICH HARM ITS RESULTS.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products, and these fluctuations have helped produce many occasions when supply and demand for the industry's products are not in balance. In the past, our operating results have been adversely affected by these industry-wide fluctuations in the demand for semiconductors, which have resulted in under-utilization of our manufacturing capacity. In some cases, industry downturns with these characteristics have lasted more than a year. If these cycles continue, they will materially and adversely affect our business, financial condition and results of operations.

CYPRESS'S FINANCIAL RESULTS COULD BE ADVERSELY IMPACTED IF THE MARKETS IN WHICH IT SELLS ITS PRODUCTS DO NOT GROW.

     Cypress's continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

     - data communications and telecommunications equipment;

     - computers and computer related peripherals;

     - automotive electronics;

     - industrial controls; and

     - customer electronics equipment and military equipment.

     A significant portion of our products are incorporated into data communications and telecommunication end-products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices which incorporate our products could adversely affect our business, financial condition and operating results. In addition, certain of our products, including Universal Serial Bus micro-controllers, high frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically experienced significant fluctuations in demand. In addition, we may be materially and adversely affected by slower growth in the other markets in which we sell our products.

CYPRESS IS AFFECTED BY A GENERAL PATTERN OF PRODUCT PRICE DECLINE AND FLUCTUATIONS WHICH CAN ADVERSELY IMPACT OUR BUSINESS.

     Even in the absence of an industry downturn, the average selling prices of our products historically have decreased during the products' lives, and we expect this trend to continue. In order to offset these average selling price decreases, we attempt to manufacture the products more cheaply, to generate greater unit demand to reduce fixed costs per unit and to introduce new, higher priced products that incorporate advanced features. If our efforts to achieve these cost reductions, increased unit demand or new product introductions are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be materially and adversely affected.

     In addition to following the general pattern of decreasing average prices referenced above, the selling prices for certain products, particularly commodity static RAM products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. Growth in worldwide supply of static RAMs in recent periods resulted in a decrease in average selling prices for our products. In the event we are unable to decrease per unit manufacturing costs faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be materially and adversely affected. In addition, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase worldwide supply of static RAM products and associated downward pressure on pricing.

CYPRESS MAY BE UNABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, AND MAY FACE SIGNIFICANT EXPENSES AS A RESULT OF ONGOING, OR FUTURE, LITIGATION.

     Protection of intellectual property rights is crucial to Cypress, since that is how we keep others from copying the innovations which are central to our existing and future products. Even though we are not currently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of invalidity. This kind of litigation can be expensive, regardless of whether we win or lose.

     Also, Cypress is now and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This kind of litigation is frequently expensive to both the winning party and the losing party and takes up large amounts of management's time and attention. In addition, if we lose in this kind of litigation a court could require us to pay substantial damages and/or royalties, prohibiting us from using essential technologies. For these and other reasons, this kind of litigation could have a material adverse effect on our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

     We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into this kind of licensing arrangements in the future; however, it is possible that licenses we want will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses which we deem important, it could have a material adverse effect on our business, financial condition and results of operations.

     Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent, trade secret and mask work protection for our semiconductor manufacturing technologies. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

     We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

CYPRESS'S FINANCIAL RESULTS COULD BE ADVERSELY IMPACTED IF IT FAILS TO DEVELOP, INTRODUCE AND SELL NEW PRODUCTS OR FAILS TO DEVELOP AND IMPLEMENT NEW MANUFACTURING TECHNOLOGIES.

     Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, Cypress's future success depends on its ability to develop and introduce new products which customers choose to buy. In the last three years we have introduced and sold an average of 131 new products a year, and these products have been an important source of revenue for us. If we fail to compete and introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs (discussed more below), or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be adversely affected.

     For Cypress and many other semiconductor companies, introduction of new products is a major manufacturing challenge. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at greater speed than prior products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generations of products substantially more difficult than prior products. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing semiconductors. If we are unable to design, develop, manufacture, market and sell new products successfully, our business, financial condition and results of operations would be materially and adversely affected.

INTERRUPTIONS IN THE AVAILABILITY OF RAW MATERIALS CAN ADVERSELY IMPACT CYPRESS'S FINANCIAL PERFORMANCE.

     Cypress's semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have available more than one source of these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. If we need to use other companies as suppliers, we would need them to go through a qualification process. In addition, the raw materials we need for our business could get harder to obtain as worldwide use of semiconductors increases. Although we have faced shortages from time to time in the past and on occasion our suppliers have told us they need more time than expected to fill our orders, to date we have not experienced any significant interruption in operations as a result of difficulties in obtaining raw materials for our manufacturing operations. However, interruption of any raw material source could have a material adverse effect on our business, financial condition and results of operations.

OPERATIONAL PROBLEMS EXPERIENCED BY ASSEMBLY AND TEST SUBCONTRACTORS USED BY CYPRESS CAN ADVERSELY IMPACT ITS FINANCIAL PERFORMANCE.

     A high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines. We rely on independent subcontractors to assemble, package and test the balance of our products. This reliance involves certain risks, since we have reduced control over manufacturing quality and delivery schedules, whether these companies have adequate capacity to meet our needs and whether or not they discontinue or phase-out assembly processes we rely on. We cannot be certain that these subcontractors will continue to assemble, package and test products for us, and it might be difficult for us to find alternatives if they do not do so.

THE COMPLEX, ESSENTIAL NATURE OF CYPRESS'S MANUFACTURING ACTIVITIES MAKE THE COMPANY HIGHLY SUSCEPTIBLE TO MANUFACTURING PROBLEMS AND THESE PROBLEMS CAN HAVE SUBSTANTIAL NEGATIVE IMPACT WHEN THEY OCCUR.

     Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be nonfunctional. We may experience problems in achieving an acceptable success rate in the manufacture of wafers, and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities would have a material adverse effect on our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

CYPRESS MAY NOT BE ABLE TO USE ALL OF ITS EXISTING OR FUTURE MANUFACTURING CAPACITY, WHICH CAN NEGATIVELY IMPACT ITS BUSINESS.

     Cypress has spent, and expects to continue spending, large amounts of money to upgrade and increase its wafer fabrication, assembly and test manufacturing capability and capacity. If we end up not needing this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in mix of product orders making our existing capacity and capability inadequate or in excess of actual needs, our fixed costs per semiconductor produced will increase, which will adversely affect us. In addition, if the need for more advanced technologies requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or using larger wafers, we are likely to face higher operating expenses and the need to write-off capital equipment made obsolete by the technology conversion, which could adversely affect our business and results of operations.

CYPRESS'S OPERATIONS AND FINANCIAL RESULTS COULD BE SEVERELY HARMED BY CERTAIN NATURAL DISASTERS.

     Cypress's headquarters and some manufacturing facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, we could suffer damages that could materially and adversely affect our business, financial condition and results of operations.

CYPRESS'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE ADVERSELY IMPACTED IF IT FAILS TO COMPETE IN ITS HIGHLY COMPETITIVE INDUSTRY AND MARKETS.

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for most companies in the industry, including Cypress, marked by erosion of product sale prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected. A primary cause of this highly competitive environment is the strengths of our competitors; the industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Cypress faces competition from other domestic and foreign high performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in markets which are important to us. Our ability to compete successfully in a rapidly evolving high performance end of the semiconductor technology spectrum depends on many factors, including:

     - our success in developing new products and manufacturing technologies;

     - the quality and price of our products;

     - the diversity of our product line;

     - the cost effectiveness of our design, development, manufacturing and marketing efforts;

     - the pace at which customers incorporate our products into their systems, and

     - the number and nature of our competitors and general economic conditions.

     We believe we currently compete effectively in the above areas to the extent they are within our control; however, given the pace at which events change in the industry, our current abilities are not a guarantee of future success.

CYPRESS MUST BUILD SEMICONDUCTORS BASED ON ITS FORECASTS OF DEMAND, AND CAN END UP WITH LARGE AMOUNTS OF UNSOLD PRODUCT IF ITS FORECASTS ARE WRONG.

     Cypress must order materials and build semiconductors based on its existing orders, which may be cancelled under many circumstances, and to a greater extent on its internal forecasts. As a result, we are very dependent on our forecasts to predict what we think we will be able to sell. Because our markets are volatile and subject to rapid technology and price changes, our forecasts may be wrong, and we may make too many or too few of certain products. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand all the more difficult. The above factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be materially adversely affected.

CYPRESS MUST SPEND HEAVILY ON EQUIPMENT TO STAY COMPETITIVE, AND WILL BE ADVERSELY IMPACTED IF IT IS UNABLE TO SECURE FINANCING FOR SUCH INVESTMENTS.

     Semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability in order to remain competitive. In particular, Cypress expects to spend in excess of $100 million on equipment in 1999 and anticipates significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs. However, our cash flows from operations depend primarily on average selling prices, which have been declining, and the per unit cost of our products. If we are unable to decrease costs for our products at a rate at least as fast as the rate of decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In that case we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. However, such financing may not be available on terms which are satisfactory to us, in which case our business, financial condition and results of operations will be adversely impacted.

CYPRESS COMPETES WITH OTHERS TO ATTRACT AND RETAIN KEY PERSONNEL, AND ANY LOSS OF, OR INABILITY TO ATTRACT, SUCH PERSONNEL WOULD HURT THE COMPANY.

     To a greater degree than most non-technology companies, Cypress depends on the efforts and abilities of certain key management and technical personnel. Our future success will depend in part upon our ability retain these personnel, and to attract and retain other highly qualified personnel, particularly product design engineers. We compete for such personnel with other companies, academic institutions, government entities and other organizations. Competition for personnel such as these is intense throughout the technology industry and we may not be successful in hiring or retaining new or existing qualified personnel. If we lose existing qualified personnel or are unable to hire new qualified personnel as needed, our business, financial condition and results of operations could be adversely affected.

CYPRESS FACES ADDITIONAL PROBLEMS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY IMPACT IT.

     International sales represented 39% of our revenues in 1998 and 36% in 1997. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including

     - currency exchange fluctuations,

     - political instability,

     - changes in local economic conditions,

     - the devaluation of local currencies,

     - import and export controls, and

     - changes in tax laws, tariffs and freight rates.

     To the extent any such risks materialize, our business, financial condition and results of operations could be materially and adversely affected.

CYPRESS MUST COMPLY WITH MANY DIFFERENT ENVIRONMENTAL REGULATIONS, WHICH CAN BE EXPENSIVE.

     Cypress must comply with many different federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. This compliance can be expensive. In addition, over the last several years, the public has paid a great deal of attention to the potentially negative environmental impact of semiconductor manufacturing operations. This attention and other factors may lead to changes in environmental regulations which could force us to purchase additional equipment or comply with other potentially costly requirements. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations, we could face substantial liability or suspension of our manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations.

CYPRESS DEPENDS ON THIRD PARTIES TO TRANSPORT ITS PRODUCTS AND COULD BE HARMED IF THESE PARTIES EXPERIENCE PROBLEMS.

     Cypress relies on independent carriers and freight forwarders to move its products between manufacturing plants and to its customers. Cypress has limited control over these parties; however, any transport or delivery problems because of their errors, or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, natural disasters and accidents, could have a materially adverse effect on our business, financial conditions and results of operations and ultimately impact our relationship with our customers.

YEAR 2000 READINESS DISCLOSURE

     In less than a year, most companies will face a potentially serious problem because many software applications, operational systems and equipment with embedded chips or processors may not properly recognize or accurately process calendar dates beginning in the year 2000, due to the prevalent use of two digits to represent the year in these systems and equipment.

     Like many other companies, the year 2000 issue poses a risk for Cypress. The year 2000 problem could affect our computers, software and other equipment we use and operate. This could result in system failures causing disruptions in operations, including among other things, interruptions in manufacturing, design and process development operations; temporary disruptions in processing business transactions; and disruptions in other normal business operations.

     Cypress has taken company-wide actions to assess the nature and extent of work required to prepare its products, systems, equipment and infrastructure for January 1, 2000. In addition, we have engaged in the process of evaluating our key suppliers and customers to determine the extent to which our operations are vulnerable based upon third parties' failure to address their own year 2000 issues. These activities represent our ongoing efforts to address the year 2000 problem that we commenced with the implementation of a year 2000-compliant accounting software system in 1997.

     Cypress's president and executive staff have assumed the responsibility of managing the impact of the year 2000 problem on all aspects of our operations, including programs for identification, inventory taking, risk assessment and cost estimates of problems associated with the year 2000; the plans, remediation effort and testing methodology to correct those problems; and the development of contingency plans if some of the corrective actions fail to correct the problem or do not get implemented in a timely manner. These activities, in varying phases, are currently in process.

     It is our objective to ensure that our internal business (MIS) systems are compliant by March 1999 and that the rest of our systems, equipment and infrastructure are compliant by June 1999. Our efforts over the past three months have shifted in focus from inventory taking and assessment to remediation, testing, and contingency planning activities. All mission critical systems, equipment, and infrastructure elements are being tested for year 2000 readiness by June 1999. We have also begun contingency planning efforts, considering Cypress's entire supply chain and external infrastructure, to ensure plans will be in place to address any unforeseen year 2000 failures.

     Through 1998, Cypress has incurred little cost in addressing the year 2000 problem. In 1999 we expect to incur between two and three million dollars of expense and capital outlays for remediation, testing and contingency planning efforts.

     In the event Year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, we believe that the most reasonably likely worse case scenario is a temporary disruption in infrastructure service, particularly power and telecommunications, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000.

     Cypress Year 2000 contingency planning efforts are guided by three elements and specifically expressed in our Year 2000 Mission: (1) Cypress serves its customers continuously, (2) Cypress maintains continuous employment, and (3) Cypress increases shareholder value relative to its competitors. The executive staff of Cypress is directly responsible for developing and approving Cypress's Year 2000 contingency planning efforts, and the team is led by the CEO. The operating assumption that external infrastructure may be down for up to 2-4 weeks has been used in order to create a suitable framework for contingency planning efforts, and as a result, Cypress expects to have plans in place to address any unforeseen year 2000 failures. Our contingency planning efforts will continue through June 1999, at which time these activities will be documented and implemented accordingly. A number of business responses are being actively considered and all should be viewed as likely for some segment of our customer/supplier base:

     - developing second/alternate source suppliers for critical raw materials and subcontract operations,

     - work-in-process inventory "build ahead" in Cypress wafer fab locations,

     - finished goods inventory "build ahead" in Cypress/subcontractor assembly locations,

     - increased consignment inventory programs for strategic customers (up to 3 months on customer premises),

     - higher year-end 1999 stocking levels for primary Cypress distributors,

     - partial/full company shutdown for up to 14 days,

     - facility "safe state" plans, including plans to preserve equipment and the controlled environment of manufacturing facilities (i.e., temperature and humidity controls) for a period of 2 weeks using self-generated power in the event of infrastructure shutdown, and

     - early payment/collection as well as delayed payment/collection for Cypress suppliers, customers and employees.

EMPLOYEES

     As of January 3, 1999, Cypress and its subsidiaries had 2,901 employees, compared with 2,770 at the end of fiscal 1997. The majority of this increase resulted from expansion of Cypress's Philippines assembly and test operations, which at year-end had 1,047 employees. In conjunction with its 1998 restructuring activity, Cypress reduced its work force by 363 employees. A majority of the employees were located in Fab 2 in Texas and Fab 3 in Minnesota. None of Cypress's employees is represented by a collective bargaining agreement, nor has Cypress ever experienced any work stoppage.

ITEM 2. PROPERTIES

     Cypress's executive offices, engineering and research and development facilities are located in an approximately 60,000 square-foot building at 195 Champion Court, San Jose, California, under a lease that will expire in 1999. Located immediately adjacent to Cypress's executive offices is one of Cypress's wafer fabrication facilities (Fab 1), which is primarily utilized for R & D operations. This facility is located in an approximately 61,000 square-foot leased building at 3901 North First Street, San Jose, California. The current lease expires in 1999. The lease rates for these facilities are subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell, extend the lease, or acquire the property at the end of the lease term (see Note 8 of the Consolidated Financial Statements).

     Product development and other Cypress staff functions also are located at the San Jose site. This office space is composed of approximately 75,000 square feet in a building located at 4001 North First Street, San Jose, California under a lease which expires in 2001. In addition, Cypress has leased 75,000 square feet of additional office space at 3939 North First Street, San Jose, California. This building was occupied in 1997 and is currently leased until 2001. As described above, the lease rates for these facilities are subject to variations based on LIBOR and Cypress is required to extend the lease or acquire the property at the end of the lease term.

     In December 1988, the Cypress purchased the two undeveloped industrial lots on either side of its headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, will be retained for future expansion of the San Jose building complex. In the third quarter of 1996, Cypress began operations in a new 162,000-square foot highly automated assembly and test manufacturing plant in Cavite, the Philippines. Cypress owns an approximately 100,000 square foot wafer fabrication facility (Fab 2) in Round Rock, Texas. In 1995, Cypress began construction of a new fab, Fab 5, adjacent to Fab 2. Fab 5 construction will result in a 225,000-square-foot facility, with a 35,000-square-foot clean room. This facility's construction is currently on hold. In addition, Cypress also owns approximately 170,000 square foot wafer fabrication facility (Fab 3) and leases approximately 100,000 square foot wafer fabrication facility (Fab 4) on 18 acres of land in Bloomington, Minnesota. The Fab 4 lease rate is subject to variations based on LIBOR and a requirement to sell, extend the lease, or acquire the property at the end of the lease term in December 2004 (see Note 8 of the Consolidated Financial Statements).

     In November 1997, Cypress purchased land and building comprised of approximately 3.5 acres of land and 58,000-sq. ft. of building in Woodinville, Washington. The property is the new headquarters of our Computation Products Division (CPD), previously located in a leased facility in Kirkland, WA.

     Cypress leases additional space for domestic sales and design centers in Huntsville, Alabama; Irvine, San Diego, San Jose, and Woodland Hills, California; Denver and Colorado Springs, Colorado; Clearwater, Altamonte Springs, and Pompano Beach, Florida; Roswell, Georgia; Palatine, Illinois; Lexington, Kentucky; Columbia, Maryland; Minnetonka, Minnesota; Starkville, Mississippi; Nashua, New Hampshire; Laurence Harbor, New Jersey; Raleigh, North Carolina; Beaverton, Oregon; Trevose, Pennsylvania; and Austin, Houston and Richardson, Texas. Cypress leases international sales, representative and design centers in Antwerp and Waterloo, Belgium; Toronto, Ontario, Canada; Le Ulis Cedex, France; Cork, Ireland; Milan and Orbassano, Italy; Tokyo and Osaka, Japan; Taby, Sweden; Cheshire, Basingstoke and Hertfordshire, United Kingdom; Zorneding, Germany; Singapore; Taipei, Taiwan; Seoul, Korea; Shanghai, China; Lehdokkitie, Finland and Bangalore, India.

     As of the end of fiscal year 1998, current properties are suitable for immediate needs. There are no plans to re-locate or expand current facilities at this time. Two undeveloped industrial lots at Cypress's headquarters are available for future expansion. Cypress may also re-utilize the Fab 3 building space in Minnesota and continue building Fab 5 located in Round Rock, Texas should the need arise.

ITEM 3. LEGAL PROCEEDINGS

     The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, Cypress has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. Cypress is currently and may in the future be involved in litigation with respect to alleged infringement by Cypress of another party's patents, or may in the future be involved in litigation to enforce its patents or other intellectual property rights, to protect its trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past and could in the future result in substantial costs and diversion of management resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect Cypress's business, financial condition and results of operations.

     During 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress has infringed on four patents owned by EMI. Cypress and EMI have entered into a license agreement in February 1999, for one of the four patents in the lawsuit. In return, EMI has agreed to withdraw two of the four patents from the lawsuit, including the patent related to the licensing agreement. Cypress has reviewed the charges related to the remaining two patents and believes that these charges are without merit, that it does not infringe the patents in question and that the patents are invalid and/or unenforceable. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. Cypress will vigorously defend itself in these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

     In January 1998, Cypress was contacted by an attorney representing the estate of Mr. Jerome Lemelson, charging that Cypress infringes certain patents owned by Mr. Lemelson. On February 26, 1999, the estate filed suit against Cypress and 87 other companies. Cypress is in the process of reviewing the claims to determine their validity and Cypress's potential liability for infringement, and at this time, Cypress believes that the patents are invalid and/or unenforceable. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. Cypress will vigorously defend itself in this matter; however, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

     In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"), asking for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In January 1998, in a related case, the United States District Court for the Eastern District of Virginia preliminarily ruled that the patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal had been filed as of March 12, 1999. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

     On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by the Cypress's officers. A motion by Messrs. Yourman and Weiss to dismiss Cypress's malicious prosecution action was denied, and was also subsequently denied by the Supreme Court of California. This action has gone forward into discovery and the defendants have offered a settlement, which has been refused by Cypress. Although the results of litigation are unpredictable, Cypress believes it will prevail. Cypress believes that this action, regardless of its outcome, will have little, if any effect on Cypress's consolidated financial position or results of operations.

     In June 1998, Cypress was contacted by Lucent Technologies ("Lucent") regarding the infringement of four or more patents owned by Lucent. Subsequently, Cypress has notified Lucent that Lucent has infringed on one of Cypress's patents. Cypress believes that a new cross-licensing agreement will be finalized with Lucent by the end of March 1999. Cypress believes the outcome of this action will have little, if any effect on Cypress's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding each of Cypress's current executive officers is set forth below:

                                                                                       EXECUTIVE
                                                                                        OFFICER
           NAME             AGE                        POSITION                          SINCE
           ----             ---                        --------                        ---------
T. J. Rodgers.............  51    President and Chief Executive Officer                  1982
Antonio R. Alvarez........  42    Executive Vice President, Memory Products Division     1993
                                  and Research and Development
Emmanuel Hernandez........  43    Executive Vice President, Finance and                  1993
                                  Administration, Chief Financial Officer
J. Daniel McCranie........  55    Executive Vice President, Marketing and Sales          1993
Lothar Maier..............  44    Vice President, Worldwide Wafer Manufacturing          1994

     Except as set forth below, each of Cypress's executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any director or executive officer of Cypress.

     T.J. Rodgers is a co-founder of Cypress Semiconductor Corporation and has been its president and chief executive officer since 1982. Mr. Rodgers serves as a director and C-Cube Corporation.

     Antonio R. Alvarez joined the Cypress in May 1987 as a senior technical engineer. Mr. Alvarez was transferred to the Cypress's former subsidiary, Aspen Semiconductor Corporation, in April 1988 as the manager of BiCMOS technology. In October 1989, Mr. Alvarez returned to the corporate office as Vice President, Research and Development. In February 1993, Mr. Alvarez took over the responsibility for Fab I when it was merged with the research and development department. In January 1998, Mr. Alvarez also became Vice President of Memory Products. Prior to joining Cypress in 1987, Mr. Alvarez worked in various engineering and management positions at Motorola Corporation from September 1979 through July 1987. His last position at Motorola was as a senior member of the technical staff.

     Emmanuel Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining Cypress, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993.

     J. Daniel McCranie joined Cypress in October 1993 as Vice President of Marketing and Sales. Prior to joining the Cypress, Mr. McCranie was President and CEO of SEEQ Technology from 1989 through 1993. Mr. McCranie also held the position of Vice President of Sales and Marketing for SEEQ for five years prior to becoming President and CEO. Previously, he held marketing and sales positions at Harris Semiconductor, AMD, American Microsystems and Signetics.

     Lothar Maier joined Cypress in July 1983 as Manufacturing Engineering Manager. Mr. Maier assumed full responsibility for Fab I in February 1988, and held this position until the end of December 1990. Mr. Maier was transferred to Cypress's subsidiary, Cypress Semiconductor (Minnesota), Inc. in January 1991 as subsidiary President. In addition, Mr. Maier was promoted to Vice President of Wafer Fabrication of Cypress in September 1994 and relocated back to San Jose in the first half of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Cypress's common stock is listed on the New York Stock Exchange under the trading symbol "CY". The following table sets forth, for the periods indicated, the low, high and closing price for the common stock. Cypress has not paid cash dividends and has no present plans to do so. At January 3, 1999 there were approximately 2,617 holders of record of Cypress's common stock.

                                                          PRICE RANGE OF COMMON STOCK($)
                                                          ------------------------------
                                                           LOW         HIGH       CLOSE
                                                          ------      ------      ------
Fiscal Year ended January 3, 1999:
  First Quarter.........................................   8.06       11.00       10.00
  Second Quarter........................................   7.38       10.69        8.25
  Third Quarter.........................................   5.50        9.31        9.06
  Fourth Quarter........................................   8.00       12.00        8.31
Fiscal year ended December 29, 1997:
  First Quarter.........................................  11.62       15.25       12.50
  Second Quarter........................................  11.62       15.88       14.50
  Third Quarter.........................................  14.19       18.94       15.50
  Fourth Quarter........................................   7.37       15.94        8.63

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       YEAR ENDED(1)
                                                   -----------------------------------------------------
                                                     1998        1997       1996       1995       1994
                                                   ---------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating results:
  Revenues.......................................  $ 486,841   $544,356   $528,385   $596,071   $406,359
  Restructuring and other non-recurring costs
    (benefits)...................................     58,940         --     (7,018)    17,800         --
  Operating income (loss)........................   (127,308)    18,313     81,594    159,171     77,792
  Income (loss) before tax.......................   (124,856)    24,032     83,505    161,384     80,115
  Net income (loss)..............................   (110,850)    18,419     53,029    102,477     50,472
  Net income (loss) per share
    Basic........................................  $   (1.24)  $   0.21   $   0.66   $   1.25   $   0.67
    Diluted......................................  $   (1.24)  $   0.21   $   0.62   $   1.09   $   0.60
  Weighted average common and common equivalent
    shares outstanding
    Basic........................................     89,338     87,888     80,241     81,748     75,618
    Diluted......................................     89,338     94,648     91,604     97,309     88,311
Balance sheet data:
  Cash and short-term investments................  $ 152,231   $201,561   $ 93,786   $161,618   $193,275
  Working capital................................    184,080    305,027    126,006    190,580    225,952
  Total assets...................................    756,299    956,270    794,047    750,728    555,699
  Long term debt and capital lease obligations
    (excluding current portion)..................    167,589    219,741    127,895    117,572    111,538
  Stockholders' equity...........................    489,101    643,476    510,746    472,099    352,999

---------------
(1) Cypress operates on a 52- or 53-week fiscal year. Fiscal year 1998 was a 53-week fiscal year ending on the Sunday closest to December 31. Fiscal years 1997 and 1996 were 52-week fiscal years ending on the Monday closest to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

     The Letter to Shareholders and "Management's Discussion and Analysis" may contain forward-looking statements about the prospects for Cypress as well as the semiconductor industry more generally including without limitation statements about increases in gross margin, rate of growth of research and development expenditures as a percent of revenues, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, planned manufacturing capacity, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in the Letter to Shareholders and the Management's Discussion and Analysis section, particularly "Factors Affecting Future Results," as well as the following:

          (1) increased competition which could result in lost sales or price erosion;

          (2) changes in product demand by the electronics and semiconductor industries, which are noted for rapidly changing needs, coupled with an inability by Cypress to generate product enhancements or new product introductions which keep pace with or meet those rapidly changing needs;

          (3) failure by Cypress to develop or introduce successfully new products in areas of expected new or increased demand, or development and introduction of superior new products serving those areas by others;

          (4) failure of expected growth in demand for, or areas of expected new demand for, semiconductor products to materialize;

          (5) failure to successfully bring on line and utilize additional manufacturing capacity, or to transition existing capacity to new uses;

          (6) inability to develop and/or adopt more advanced manufacturing technology;

          (7) inability of Cypress's patents or other proprietary rights to ensure adequate protection against encroachment on Cypress's technology by competitors; and

          (8) failure to attract and/or retain key personnel.

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

OVERVIEW

     Revenues for Cypress Semiconductor Corporation ("Cypress") decreased 10.6% to $486.8 million in fiscal 1998 from $544.4 million in fiscal 1997. The net loss for fiscal 1998 was $110.8 million compared to net income of $18.4 million in fiscal 1997. The net loss for fiscal 1998 included a restructuring charge of $58.9 million and other non-recurring charges totaling $27.3 million. Excluding the restructuring and non-recurring charges, the net loss for fiscal 1998 was $24.6 million. Cypress incurred a net loss of $1.24 per share, on a diluted basis, during fiscal 1998 compared to diluted earnings per share of $0.21 per share in fiscal 1997.

     On January 21, 1999, Cypress announced the signing of a definitive agreement to acquire privately held IC Works, Inc. (ICW). The agreement provides for Cypress to issue up to 13.7 million shares in exchange for all outstanding stock and options of ICW. The merger is intended to be accounted for as a pooling of interests. Completion of the merger is subject to ICW shareholder approval and other closing conditions. Revenues for ICW during fiscal years ending March 31, 1998, 1997 and 1996, were $54.1 million, $41.6 million and $40.0 million, respectively. Net income (loss) for ICW during fiscal years ending March 31, 1998, 1997 and 1996, was $(10.9) million, $(27.9) million and $2.5 million, respectively.

     In response to a review by the staff of the Securities and Exchange Commission, Cypress is revising previously reported financial statements. The Management's Discussion and Analysis of Operations and Financial Condition and the consolidated financial statements have been adjusted to reflect adjustments related to restructuring activity.

     On November 16, 1998, Cypress filed a universal shelf registration statement with the Securities and Exchange Commission (SEC). The registration statement, when effective, will allow Cypress to market and sell up to $300 million of its securities. Cypress intends to issue shares in relation to the ICW acquisition once the registration statement is effective. The shelf registration statement will allow Cypress flexibility regarding the type of securities it can sell, including common stock, preferred stock and various forms of debt securities in the future.

     Beginning with its 1998 fiscal year end, Cypress ended its fiscal months, quarters and years on Sundays, rather than Mondays, bringing its fiscal period ends in line with predominant industry practice. For the year ended January 3, 1999, Cypress had a 53-week year, while fiscal years 1997 and 1996 each had 52-week years. Operating results for this additional week were considered immaterial to Cypress's consolidated operating results for the year ended January 3, 1999.

RESULTS OF OPERATIONS

REVENUES

     Revenues for fiscal 1998 were $486.8 million, a decrease of $57.5 million or 10.6% versus revenues for fiscal 1997. This compares with a decrease of $41.5 million or 7.9% from fiscal 1996 to fiscal 1998. Cypress derives its revenues from the sale of Memory Products and Non-memory Products.

     Sales from Memory Products include Static Random Access Memories ("SRAMs") and multichip modules. Revenues from the sale of Memory Products for 1998 decreased $30.6 million or 13.5% over revenues from the sale of these products for fiscal 1997. This compares with a decrease of $75.3 million or 27.8% from fiscal 1996 to fiscal 1998. From fiscal 1997 to fiscal 1998, sales of SRAMs declined $22.6 million or 10.9% and multichip module sales decreased $8.0 million or 43.9%. Revenues from SRAMs during fiscal 1998 decreased $63.6 million or 25.5% compared to fiscal 1996. Sales of multichip modules declined $11.7 million or 53.4% from fiscal 1996 to fiscal 1998. The decline in Memory Product revenues, as compared to fiscal 1997, resulted from both lower average selling prices ("ASPs") and a decline in unit sales. ASPs and unit sales decreased 11.9% and 1.9%, respectively, from fiscal 1997 to fiscal 1998. Although ASPs for Memory Products have decreased compared to fiscal 1997, they have been stable during the last three quarters of fiscal 1998. Unit sales volume of Memory Products increased 34.6% comparing fiscal 1998 to fiscal 1996. However, the increase in unit sales volume was not enough to offset the decline in ASPs.

     Non-memory Products include programmable logic products, data communication devices, computer products and non-volatile memory products. Non-memory products also include foundry revenues. Foundry revenue represents sales of wafers to customers. Revenues from the sale of Non-memory Products declined $26.9 million or 8.5% comparing 1998 to 1997. The decrease related primarily to declines in the sale of programmable logic products of $18.0 million or 30.3% and data communication devices of $2.8 million or 2.2% and a decrease in foundry revenue of $9.1 million or 39.0%. An increase in the sale of computer products of $15.2 million or 22.5% partially offset the decrease. Also contributing to the decrease was Cypress's decision to cease selling certain non-volatile memory devices, Erasable Programmable Read-only Memory ("EPROM") at the end of 1997. The end of revenues from the sale of EPROMs combined with an overall decrease in the sale of other non-volatile memory products contributed to a decrease of $12.2 million or 29.6% from fiscal 1998 to fiscal 1997. Revenues from the sale of Non-memory Products during fiscal 1998 increased $33.7 million or 13.1% compared to fiscal 1996. The increase related to the rise in the sale of data communication devices of $33.5 million or 37.1% and computer products of $33.2 million or 67.1% and an increase in foundry revenue of $3.4 million or 31.2%. The increase was offset by a decrease in the sale of non-volatile memory of $22.3 million or 43.4% and a decline in the sale of programmable logic products of $14.1 million or 25.4%.

     As is typical in the semiconductor industry, ASPs of products generally decline over the lives of such products. The decreases in ASPs continue to be caused by industry over-supply, particularly with the semiconductor companies that service the telecommunication and data communication markets, that Cypress principally serves. To increase revenues, Cypress seeks to expand its market share in the markets it currently serves and to introduce and sell new products. Cypress will remain competitive with respect to its pricing to prevent a further decline in sales.

COST OF REVENUES

     Cost of revenues for fiscal 1998 were 75.5% of revenues, compared to 65.6% of revenues for fiscal 1997 and 57.8% of revenues during fiscal 1996. Cost of revenues for fiscal 1998 included one-time non-recurring charges totaling $21.7 million. These charges included $15.8 million related to the write-down of inventory, $3.8 million for the write-off of pre-operating costs and $2.1 million for the write-off of certain equipment. The $15.8 million charge for incremental inventory reserves arose due to market conditions resulting in the ongoing, over-supply and continued inventory corrections by end-user customers.

     The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operations in the Philippines. As a result of the restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. The pre-operating costs totalling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997.

     The write-off of equipment was related to equipment identified as obsolete during Cypress's periodic review of equipment and was no longer considered usable. Excluding these one-time non-recurring charges, cost of revenues as a percent of revenues for fiscal 1998 would have been 71.0%. The increase in manufacturing costs as a percent of revenues from fiscal 1996 through to fiscal 1998 continued to be a reflection of lower revenues due to a combination of declining ASPs and lower unit sales volumes.

     Revenues have continued to decline due primarily to lower ASPs. Should ASPs continue to erode at a rate greater than anticipated, gross margins could be materially adversely affected. Cypress continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of declining ASPs on its gross margin. In March 1998, Cypress announced restructuring activities for its domestic wafer fabrication facilities and offshore back-end manufacturing operations. Activities completed to date have increased Cypress's manufacturing efficiencies and as a result, its gross margin has been increasing since the first quarter of fiscal 1998. Cypress expects to benefit from these restructuring activities in the future.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenditures for fiscal 1998 were $104.9 million or 21.5% of revenues, compared with $93.8 million or 17.2% of revenues for fiscal 1997 and $84.3 million or 16.0% of revenues for fiscal 1996. R&D expenditures in fiscal 1998 increased $11.0 million or 11.8% compared to fiscal 1997 and $20.6 million or 24.4% compared to fiscal 1996. $5.4 million of the R&D spending increase in 1998 from 1997 pertains to incremental depreciation incurred to reflect the revised useful lives of certain assets impacted by the decision to upgrade Fab 1 to an eight-inch facility. Increased salaries, benefits and maintenance expenses account for the rest of the R&D spending increase. The increase in R&D costs from fiscal 1996 to fiscal 1998 related to increases in salary and benefit costs, expenses incurred for supplies, equipment repair and maintenance expenses and amortization and depreciation charges.

     R&D expenditures increased from fiscal 1996 through fiscal 1998 as Cypress continued its effort to accelerate the development of new products and migration to more advanced process technologies. During 1998, Cypress began utilizing the
0.25 micron process technology for manufacturing purposes and started development of the 0.18 micron process technology. Even with Cypress's commitment to increase design capabilities in its design centers, R&D spending as a percent of revenues is projected to remain relatively constant in the future. Cypress is continuing to explore new markets and improve its design and process technologies in an effort to increase revenues and reduce costs.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for fiscal 1998 were $83.0 million or 17.0% of revenues, compared to $75.3 million or 13.8% of revenues for fiscal 1997 and $64.3 million or 12.2% of revenues for fiscal 1996. SG&A expenses for fiscal 1998 increased by $7.7 million or 10.2% as compared to fiscal 1997 and by $18.7 million or 29.1% when compared to fiscal 1996. SG&A spending increased from fiscal 1997 to fiscal 1998 principally because of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred, a new sales force training program and higher marketing communication expenditures. The increase in SG&A spending from fiscal 1996 to fiscal 1998 was due primarily to additional headcount, increased expenditures resulting from increased efforts in strategic marketing and customer service and the implementation of system enhancements. With the exception of variable spending, such as incentive bonuses and commissions, Cypress expects to keep SG&A spending relatively constant.

1998 RESTRUCTURING AND OTHER NON-RECURRING COSTS

     The semiconductor industry has experienced a significant downturn as a result of over-capacity from sharply higher manufacturing efficiencies, large capital investments in production capacity and semiconductor customers moving towards a "just in time" mode of operating. Cypress has experienced a severe price-orientated recession, which resulted in declining sales for most of 1996 and during the fourth quarter of 1997, although demand showed signs of recovery. In the first quarter of 1998, Cypress experienced a further decline in demand and eventually posted a drop in revenues as well as a significant decrease in unit shipments. During this first quarter, the semiconductor industry overall recorded its first quarterly revenue decline after several quarters of improving demand. Cypress had also experienced a decline in its capacity utilization. In view of these developments, Cypress determined that a major and rapid move away from six-inch to eight-inch manufacturing capability was required, as well as consolidation of its manufacturing operations.

     During 1998, Cypress implemented an overall cost reduction plan and recorded a $58.9 million restructuring reserve. The restructuring entailed:

     - The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

     - The discontinuance of the 0.6 micron 256k SRAM production in Fab 2 located in Texas.

     - The conversion of an existing research and development fab located in San Jose (Fab 1) to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

     - The transfer of Cypress's test operations from its subcontractor, Alphatec, in Thailand to Cypress's production facility in the Philippines.

     - The restructuring activities described above include the termination of approximately 850 personnel, primarily from manufacturing both at Cypress and at Alphatec.

     FAB 3 -- The charge related to the shutdown of Fab 3 was $30.2 million. Of this amount, $26.0 million related to the write-down of equipment held for sale, $1.7 million related to incremental third party costs expected to be incurred in the eventual physical removal of the written down assets ("other fixed asset related charges"), $1.1 million related to severance and other employee related costs and $1.4 million related to inventory.

     Fab 3 assets, which were not upgradable to 8-inch capability, were written down based on the estimated useful lives of the assets and the salvage value of the assets. The estimated useful lives were generally two months as a result of the decision to discontinue production in Fab 3 and the salvage value was determined based on the estimated sales value of used semiconductor equipment. Non-upgradable Fab 3 assets were depreciated to their salvage value during the production phase-down period. Fab 3 assets, which were upgradable to 8-inch capability, were transferred to Fab 4 production during the third quarter of 1998.

     Beginning in the second quarter of 1998, production was phased down in Fab 3 and in accordance with the restructuring plan, production ceased in July 1998. From this time, Cypress has held the non-upgradable equipment for sale. However, due to the over-supply of used semiconductor equipment, a substantial amount of the equipment remains on hand. Cypress expects to recover the originally determined salvage value for such equipment, however, no assurance can be given as to the amount of proceeds which will ultimately be collected.

     FAB 2 -- The decision to discontinue manufacturing SRAM products on Cypress's 0.6 micron 256K SRAM process in Texas resulted in excess equipment and employee redundancy. Charges related to this decision totaled $21.3 million, of which $18.0 million related to the write-down of equipment held for sale, $0.3 million related to the write-down of inventory, $1.7 million related to severance and other employee related costs and $1.3 million of other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets and the resolution of certain related tax matters.

     Excess equipment in Fab 2 was written down based on the estimated useful lives of the assets and the estimated salvage value of the assets. The salvage value was determined based on the estimated sales value of used semiconductor equipment. Cypress had the ability and intention to sell all the equipment immediately, but due to the semiconductor industry slow-down, Cypress recognized immediate sale of the equipment would be difficult. The equipment was kept in the fab, ready for demonstration and testing by a willing buyer. Cypress used the equipment during the production phase-down period through May 1998.

     Similar to Fab 3 equipment, some of this equipment remains on hand due to the over-supply of used semiconductor equipment on the market. Cypress expects to recover the originally determined salvage value for such equipment, however, no assurance can be given as to the amount of proceeds which will ultimately be collected.

     FAB 1 AND SAN JOSE OPERATIONS -- The restructuring plan included the upgrade of Fab 1 to an eight-inch facility to ensure compatibility with Cypress's Fab 4 manufacturing facility in Minnesota. Fab 1 is used for research and development purposes. The plan assumed commencement of Fab 1 restructuring activities during the middle of 1998 with completion by the end of January 1999. The plan included the disposal of six-inch manufacturing equipment in January 1999 which was not upgradable to eight-inch capability. The remaining net book value of $6.1 million of such assets is being written off over the estimated useful life through January 1999. Incremental depreciation charges of $5.4 million, to reflect the revised useful lives of this equipment were included in research and development costs for 1998 and will continue through January 1999. Cypress also reserved $1.0 million to write-down the value of certain other equipment and assets and reserved $1.3 million related to severance and other employee related costs.

     ALPHATEC -- Cypress reserved $5.1 million to provide for the consolidation of Thailand test activities from Alphatec, Cypress's subcontractor, with Cypress's Philippines facility. Of this $5.1 million reserve, $1.5 million was related to production inventories which were no longer useable as a result of this consolidation, $1.3 million was related to severance costs at the subcontractor, $1.3 million related to excess equipment and leasehold improvements which are no longer used and $1.0 million for other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets. The assets were considered held for sale and were written down to their revised carrying value. The transfer of production from Alphatec to the Philippines facility began during the second quarter of 1998 and was completed in January 1999, one month later than originally planned.

     RESTRUCTURING STATUS -- Fabs 2 and 3 restructuring activities were completed in May and July 1998, respectively, consistent with our restructuring schedule except for the disposal of the equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is evaluating alternatives to achieve its eight-inch conversion plan and should have resolution in the first half of 1999. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned. Cypress continues its effort to dispose of assets held for sale, impacted by these restructuring activities, and expects to recover the originally determined salvage value for those assets.

     OTHER -- Separate from the restructuring charge, Cypress recorded an additional $27.3 million, which were recorded as operating expenses. These charges resulted from changes in market conditions and were considered as part of ongoing operations. They included inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). These charges are discussed under the respective captions ("Cost of Sales", "Selling, General and Administrative" and "Interest and Other Income"), where the charges were recorded.

1996 RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     During the third quarter of 1996, Cypress announced a restructuring of its San Jose, California wafer fabrication facility, from a production wafer fabrication plant to predominantly a research and development wafer fabrication facility. As a result of this restructuring, Cypress recorded a pre-tax charge totaling $9.1 million. The charge included $5.9 million for the write-down of certain excess equipment and $3.2 million for severance and other related restructuring charges. Substantially all of the reserve has been used as of the end of 1998.

     In the third quarter of 1996, Cypress recorded a non-recurring benefit of $17.8 million. The benefit was derived from the reversal of the reserve established in 1995 related to the Texas Instruments ("TI") patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals ("Court") affirmed the earlier decision of the trial court that Cypress did not infringe on either of the patents in the suit. In September 1996, the court decided that it would not hear any appeal filed by the plaintiff regarding this matter and as a result of this ruling, Cypress reversed the reserve established in 1995. In 1996, TI filed a petition of certiorari in the United States Supreme Court. In June 1997, the United States Supreme Court denied TI's petition of certiorari. Accordingly, adjudication of the case was determined to be final.

     In September 1996, Cypress recorded a one-time, pre-tax credit of $3.3 million related to the insurance reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was offset by $5.0 million of other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters.

INTEREST EXPENSE

     Interest expense was $10.9 million for fiscal 1998, compared to $7.2 million for fiscal 1997 and $6.9 million for fiscal 1996. Interest expense incurred during fiscal 1998 is primarily associated with the 6.0% Convertible Subordinated Notes ("Notes"), which were issued in September 1997 and are due in 2002. The increase in fiscal 1998 is primarily attributable to a full year of interest related to the Notes during fiscal 1998 compared to three months of interest incurred during fiscal 1997. Interest incurred during fiscal 1997 also included expenses from the convertible bond redeemed in March 1997 and the revolving line of credit. Interest incurred during fiscal 1996 comprised primarily of interest costs related to the 3.15% Convertible Subordinated Notes redeemed March 1997 and the revolving line of credit.

INTEREST AND OTHER INCOME

     Net interest and other income was $13.3 million for fiscal 1998 compared to $12.9 million for fiscal 1997 and $8.8 million for fiscal 1996. Net interest and other income for fiscal 1998 includes interest income of $15.2 million, a $1.7 million pre-tax net gain related to the retirement of $15.0 million of Cypress's 6.0% Convertible Subordinated Notes and foreign exchange gains of $0.5 million. The amount is offset by a non-recurring, pre-tax charge of $3.1 million recorded to reflect the decline in value of a certain investment and $1.0 million in amortization of bond issuance costs. Net interest and other income for fiscal 1997 relates primarily to interest income and a $3.8 million gain from the sale of Cypress's remaining investment in Vitesse Corporation. Net interest and other income for fiscal 1996 comprises of interest income of $7.2 million, a credit for minority interest of $1.5 million, gain from the sale of a portion of Cypress's investment in Vitesse Corporation of $0.6 million and other miscellaneous credits and charges.

TAXES

     Cypress's effective tax rates for fiscal years 1998, 1997 and 1996 were 11.2%, 23.4% and 36.5%, respectively. A tax benefit of $14.0 million was realized during fiscal 1998 compared to expenses of $5.6 million and $30.5 million during fiscal 1997 and fiscal 1996, respectively. The benefit was attributable primarily to the utilization of loss carrybacks, the utilization of research and development tax credits and non-U.S. income taxed at lower tax rates compared to U.S. tax rates, principally related to Cypress's operations in the Philippines. The decrease in the effective tax rate from fiscal 1996 to fiscal 1997 was primarily as a result of R&D tax credits and certain tax benefits related to Cypress's operations in the Philippines.

     During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination is expected to continue through December 1999. Management believes that no potential adjustments will ultimately result from this examination.

STOCK BASED COMPENSATION

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Accounting Standards No. 123 (SFAS 123). As permitted by SFAS 123, Cypress discloses pro-forma net income (loss) and pro-forma net income (loss) per share as if it had recorded compensation cost. The pro-forma effect on net income (loss) and net income (loss) per share is based on the estimated grant date fair value, as defined by SFAS 123 for awards granted under the Cypress's 1994 Stock Option Plan and its Employee Stock Purchase Plan. Inclusive of the pro-forma effect, basic and diluted net loss was $(141,536) and $(6,431) for 1998 and 1997, respectively. For 1996, pro-forma basic and diluted net income was $32,490 and $36,190, respectively. Pro-forma basic and diluted net income (loss) per share was $(1.58), $(0.07) and $0.40 for fiscal years 1998, 1997 and 1996, respectively. The pro forma net income (loss) reported for fiscal years 1998, 1997 and 1996 were impacted by a variety of factors including the number of options granted and the exercise price associated with these options. The pro forma effect on fiscal year 1998 was also impacted by the repricing of existing options. The repricing and the option grants caused an increase in pro forma net loss for fiscal 1998 over the actual loss reported for fiscal 1998.

     In January 1998, substantially all outstanding stock options with an exercise price in excess of $9.75 per share were cancelled and replaced with new options having an exercise price of $9.75 per share, the fair market value on the date that the employees accepted the repricing. A total of 10,464,000 shares were repriced. This repricing excluded the Board of Directors, the Chief Executive Officer and the Executive staff of Cypress.

MARKET RISK DISCLOSURE

     Cypress is exposed to financial market risks, including changes in foreign currency exchange (FX) rates and interest rates. To mitigate risks associated with FX rates, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

     A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. Cypress attempts to limit its exposure to changing FX rates through both operational and financial market instruments. Cypress manufactures its products in a number of locations around the world, and hence has a cost base that is well diversified over a number of European and Asian currencies as well as the U.S. dollar (USD). This diverse base of local currency costs serves to partially counterbalance the earnings effect of potential changes in value of Cypress's local currency-denominated revenues. Also, Cypress denominates its third-party export sales in U.S. dollars, whenever possible.

     Short-term exposures to changing FX rates are managed by financial market transactions, principally through the purchase of forward FX contracts (with maturities of three months or less) to offset the earnings and cash-flow impact of the nonfunctional currency-denominated receivables. Forward FX contracts are denominated in the same currency as the receivable being covered, and the term of the forward FX contract matches the term of the underlying receivable. Cypress covers all known and measurable exposed receivables denominated in currencies that have a liquid, cost-effective forward foreign exchange market. The receivables being covered arise from trade transactions and other firm commitments affecting Cypress.

     Cypress does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in FX rates on its operations. Accordingly, Cypress's reported revenues and results of operations have been, and in the future may be, affected by changes in the FX rates. Cypress has utilized a sensitivity analysis for the purpose of identifying its market risk, in relation to underlying transactions that are sensitive to FX rates including foreign currency forward exchange contracts and nonfunctional currency-denominated receivables. The net amount that is exposed to changes in foreign currency rates was subject to a 10% change in the value of the foreign currency versus the U.S. dollar. Cypress believes it has no material sensitivity to changes in foreign currency rates on its net exposed derivative financial instrument position.

     A 52 basis-point move in interest rates (10% of Cypress's weighted average interest rate in 1998) affecting Cypress's floating-rate financial instruments as of January 3, 1999 would have an immaterial effect on Cypress's pretax results of operations over the next fiscal year. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress's debt obligation.

     All of the potential changes noted above are based on sensitivity analyses performed on Cypress's balances as of January 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cypress's cash, cash equivalents and short-term investments totaled $152.2 million at the end of fiscal year 1998, a $49.3 million decrease from the end of 1997.

     In 1998, Cypress retired a total of $15.0 million principal of its $175.0 million, 6.0% Convertible Subordinated Notes ("Notes") for $12.9 million, resulting in a pre-tax net gain of $1.7 million. The net gain was recorded as interest and other income. The Notes, which were issued in September 1997, are due October 1, 2002 and contain a coupon rate of 6.0%. The remaining outstanding Notes are convertible into approximately 6,772,000 shares of common stock and are callable by Cypress on or after October 2, 2000.

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

     During 1998, Cypress purchased $82.2 million in capital equipment, a significant decrease from the $142.3 million purchased in 1997. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors and its San Jose design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.18 and 0.25 micron processes. A majority of the equipment purchased was for Fab 4 equipment located in Minnesota to increase the capacity and capability of Fab 4. Equipment purchased for the Philippines and its subcontractors was used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate research and development capabilities. Capital expenditures in 1999 are expected to be approximately $122.0 million as Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities. Commitments for purchases beyond the year 1999 are not considered to be significant.

     During 1997, the Board of Directors authorized the repurchase of up to 4.0 million shares of Cypress's common stock. In September 1998, the Board of Directors authorized the repurchase of up to an additional 10.0 million shares under the stock repurchase program. Through January 3, 1999, 8.1 million shares have been repurchased under this entire program for $67.5 million. The repurchased shares are expected to be used in conjunction with Cypress's 1994 Stock Option Plan and Employee Stock Purchase Plan. During 1998, Cypress reissued 1,782,000 shares of common stock under such plans. In conjunction with the authorized stock repurchase program, Cypress sold put warrants through private placements for which Cypress received a net amount of $9.4 million through January 3, 1999. Cypress has a maximum potential obligation to purchase 4.5 million shares of its common stock at an aggregate price of $44.5 million as of January 3, 1999. The puts have various expiration periods through May 1999. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. It is Cypress's intent to settle these put warrants with stock and therefore, no amount was classified out of stockholders' equity in the accompanying consolidated balance sheets. On February 25, 1999, the Board of Directors terminated the stock repurchase program.

     In February 1997, Cypress called for redemption of all of the 3.15% Convertible Subordinated Notes which was effective as of March 26, 1997. At the time of conversion, approximately 85% of the holders elected to convert their notes into Cypress's common stock, increasing the amount of common stock outstanding by 6.8 million shares. As a result of holders electing the cash settlement, Cypress paid out $14.3 million.

     In April 1997, Cypress sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing ("Fleet") in a sale-leaseback agreement. In October 1997, Cypress entered into a similar agreement with Comdisco, Inc. ("Comdisco") for other capital equipment located in Minnesota. Cypress received a total of $28.2 million from Fleet and Comdisco in exchange for the capital equipment and as a result of the transactions, recorded an immaterial gain that will be amortized over the life of the leases.

     In July 1996, Cypress established a three-year, $100.0 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. During 1998, Cypress cancelled the line of credit.

     In 1994 and 1995, Cypress entered into three operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota, respectively. In April 1996, Cypress entered into an additional lease agreement for two office facilities in San Jose. These agreements require that Cypress maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. Cypress's restricted investment balance as of January 3, 1999 and December 29, 1997 was $59.7 million and $60.1 million, respectively, and is recorded as other assets on the Balance Sheet. Cypress was in compliance with its covenants at January 3, 1999.

     Cypress believes that existing cash and cash equivalents and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. In the event that ASPs continue to decline at rates above normal industry levels and demand continues to be insufficient to offset the effects of such declines, Cypress's operating results may be adversely impacted causing Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 3,   DECEMBER 29,
                                                                 1999          1997
                                                              ----------   ------------
Current assets:
  Cash and cash equivalents.................................  $ 133,772     $ 151,725
  Short-term investments....................................     18,459        49,836
                                                              ---------     ---------
          Total cash, cash equivalents and short-term
            investments.....................................    152,231       201,561
  Accounts receivable, net (Note 2).........................     58,692        67,854
  Inventories (Note 2)......................................     58,823        76,925
  Other current assets......................................     13,943        51,740
                                                              ---------     ---------
          Total current assets..............................    283,689       398,080
                                                              ---------     ---------
Property, plant and equipment, net (Note 2).................    347,746       442,661
Assets held for sale........................................      2,021            --
Other assets (Note 2).......................................    122,843       115,529
                                                              ---------     ---------
                                                              $ 756,299     $ 956,270
                                                              =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  50,172     $  60,857
  Accrued compensation and employee benefits................     19,244        15,967
  Other accrued liabilities.................................      4,521         5,505
  Deferred income on sales to distributors..................     12,081         9,636
  Income taxes payable......................................     13,591         1,088
                                                              ---------     ---------
          Total current liabilities.........................     99,609        93,053
                                                              ---------     ---------
Convertible subordinated notes..............................    160,000       175,000
Deferred income taxes.......................................         --        36,070
Other long-term liabilities, including minority interest....      7,589         8,671
                                                              ---------     ---------
          Total liabilities.................................    267,198       312,794
                                                              ---------     ---------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized;
     none issued and outstanding............................         --            --
  Common stock, $.01 par value, 250,000 shares authorized;
     98,147 issued; 84,859 and 90,684 outstanding...........        981           981
  Additional paid-in-capital................................    437,336       430,716
  Retained earnings.........................................    215,422       333,910
                                                              ---------     ---------
                                                                653,739       765,607
  Less shares of common stock held in treasury, at cost;
     13,288 shares at January 3, 1999 and 7,463 shares at
     December 29, 1997......................................   (164,638)     (122,131)
                                                              ---------     ---------
          Total stockholders' equity........................    489,101       643,476
                                                              ---------     ---------
                                                              $ 756,299     $ 956,270
                                                              =========     =========

          See accompanying notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                            YEAR ENDED
                                                             ----------------------------------------
                                                             JANUARY 3,   DECEMBER 29,   DECEMBER 30,
                                                                1999          1997           1996
                                                             ----------   ------------   ------------
Revenues...................................................  $ 486,841      $544,356       $528,385
                                                             ---------      --------       --------
Cost of revenues...........................................    367,352       356,919        305,174
Research and development...................................    104,887        93,842         84,334
Selling, general and administrative........................     82,970        75,282         64,301
Restructuring and other non-recurring costs (benefits).....     58,940            --         (7,018)
                                                             ---------      --------       --------
          Total operating costs and expenses...............    614,149       526,043        446,791
                                                             ---------      --------       --------
Operating income (loss)....................................   (127,308)       18,313         81,594
Interest expense...........................................    (10,853)       (7,197)        (6,895)
Interest income and other..................................     13,305        12,916          8,806
                                                             ---------      --------       --------
Income (loss) before income taxes..........................   (124,856)       24,032         83,505
(Provision) benefit for income taxes.......................     14,006        (5,613)       (30,476)
                                                             ---------      --------       --------
Net income (loss)..........................................  $(110,850)     $ 18,419       $ 53,029
                                                             =========      ========       ========
Net income (loss) per share:
  Basic....................................................  $   (1.24)     $   0.21       $   0.66
  Diluted..................................................  $   (1.24)     $   0.21       $   0.62
Weighted average common and common equivalent shares
  outstanding:
  Basic....................................................     89,338        87,888         80,241
  Diluted..................................................     89,338        94,648         91,604

          See accompanying notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                COMMON STOCK      ADDITIONAL                                TOTAL
                              ----------------     PAID-IN      RETAINED    TREASURY    STOCKHOLDERS'
                              SHARES    AMOUNT     CAPITAL      EARNINGS      STOCK        EQUITY
                              ------    ------    ----------    --------    ---------   -------------
BALANCES AT JANUARY 1,
  1996......................  81,501     $889      $292,713     $262,462    $ (83,965)    $472,099
                              ------     ----      --------     --------    ---------     --------
Issuance of common stock
  under employee stock plans
  and other.................   2,434       25        14,577                                 14,602
Tax benefit resulting from
  stock option
  transactions..............                          3,894                                  3,894
Repurchase of common stock
  under stock repurchase
  program...................  (2,837)                                         (32,878)     (32,878)
Net income for the year.....                                      53,029                    53,029
                              ------     ----      --------     --------    ---------     --------
BALANCES AT DECEMBER 30,
  1996......................  81,098      914       311,184      315,491     (116,843)     510,746
                              ------     ----      --------     --------    ---------     --------
Re-issuance of treasury
  shares under employee
  stock plans and other.....   3,313                 26,777                                 26,777
Premiums received from put
  option issuances..........                          2,760                                  2,760
Tax benefit resulting from
  stock option
  transactions..............                          6,959                                  6,959
Issuance of common stock
  from the conversion of the
  convertible debt..........   6,789       67        83,036                                 83,103
Repurchase of common stock
  under stock repurchase
  program...................    (516)                                          (5,288)      (5,288)
Net income for the year.....                                      18,419                    18,419
                              ------     ----      --------     --------    ---------     --------
BALANCES AT DECEMBER 29,
  1997......................  90,684      981       430,716      333,910     (122,131)     643,476
                              ------     ----      --------     --------    ---------     --------
Re-issuance of treasury
  shares under employee
  stock plans and other.....   1,782                              (7,638)      19,767       12,129
Premiums received from put
  option issuances..........                          6,620                                  6,620
Repurchase of common stock
  under stock repurchase
  program...................  (7,607)                                         (62,274)     (62,274)
Net loss for the year.......                                    (110,850)                 (110,850)
                              ------     ----      --------     --------    ---------     --------
BALANCES AT JANUARY 3,
  1999......................  84,859     $981      $437,336     $215,422    $(164,638)    $489,101
                              ======     ====      ========     ========    =========     ========

          See accompanying notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED
                                                            ----------------------------------------
                                                            JANUARY 3,   DECEMBER 29,   DECEMBER 30,
                                                               1999          1997           1996
                                                            ----------   ------------   ------------
Cash flow from operating activities:
  Net income (loss).......................................  $(110,850)    $  18,419      $  53,029
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization...........................    112,702       111,361         97,606
  Non-cash interest and amortization of debt issuance
     costs................................................      1,034         3,978          2,774
  Net gain on early retirement of debt....................     (1,734)           --             --
  Loss on sale of fixed assets............................      1,069            --             --
  Restructuring costs.....................................     58,940            --             --
  Other non-recurring costs...............................      8,827            --        (12,943)
  Deferred income taxes...................................       (797)       14,782          6,216
  Changes in operating assets and liabilities:
     Receivables..........................................     11,166         9,035         36,811
     Inventories..........................................     18,102       (23,818)       (24,129)
     Other assets.........................................     35,256        (8,239)        (7,130)
     Accounts payable and accrued liabilities.............    (13,483)      (11,946)       (28,604)
     Deferred income......................................      2,445        (5,266)         1,712
     Income taxes payable.................................    (22,770)       15,870        (13,117)
                                                            ---------     ---------      ---------
Net cash flow generated from operating activities.........     99,907       124,176        112,225
                                                            ---------     ---------      ---------
Cash flow from investing activities:
  Purchase of investments.................................   (110,718)     (112,185)      (198,342)
  Sale or maturities of investments.......................    127,195        93,870        276,806
  Acquisition of property, plant and equipment............    (82,205)     (142,305)      (195,280)
  Proceeds from sale of equipment.........................      5,390        28,183             --
                                                            ---------     ---------      ---------
Net cash flow used for investing activities...............    (60,338)     (132,437)      (116,816)
                                                            ---------     ---------      ---------
Cash flow from financing activities:
  Borrowing from (repayment of) line of credit............         --       (49,000)        49,000
  Issuance of Convertible Subordinated Notes, net of
     issuance costs.......................................         --       170,187             --
  Redemption of convertible debt..........................         --       (14,331)            --
  Early retirement of debt................................    (12,916)           --             --
  Restricted investments related to building lease
     agreements...........................................         --            --        (22,355)
  Repurchase of common stock..............................    (62,274)       (5,288)       (32,878)
  Issuance of common stock................................         --            --         18,496
  Re-issuance of treasury shares..........................     12,130        33,735             --
  Premiums received from put options......................      6,620         2,760             --
  Other long-term liabilities, including minority
     interest.............................................     (1,082)        1,804          2,960
                                                            ---------     ---------      ---------
Net cash flow generated (used) for financing activities...    (57,522)      139,867         15,223
                                                            ---------     ---------      ---------
Net increase (decrease) in cash and cash equivalents......    (17,953)      131,606         10,632
Cash and cash equivalents, beginning of year..............    151,725        20,119          9,487
                                                            ---------     ---------      ---------
Cash and cash equivalents, end of year....................  $ 133,772     $ 151,725      $  20,119
                                                            =========     =========      =========
Supplemental disclosures:
  Cash paid during the year for:
     Interest.............................................  $  10,045     $   4,585      $   4,982
     Income taxes.........................................  $      98     $   1,550      $  45,271

          See accompanying notes to Consolidated Financial Statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cypress -- Cypress Semiconductor Corporation ("Cypress") designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including computers, data communications, telecommunications and instrumentation systems.

     Cypress's operations outside of the U.S. expanded in 1996 with the addition of its test and assembly plant in the Philippines. Cypress's other foreign operations include several sales offices and design centers located in various parts of the world. Revenues to international customers were 39%, 36% and 27% of total revenues in 1998, 1997 and 1996, respectively. As of January 3, 1999, all of Cypress's subsidiaries were wholly owned except for Cypress Semiconductor (Texas) Inc. ("CTI"), Cypress's wafer fabrication facility in Texas, which is approximately 17% owned by Altera Corporation ("Altera"). Altera receives a fixed amount of wafer fab capacity for its investment.

     The consolidated financial statements include the accounts of Cypress and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year -- Beginning with its 1998 fiscal year end, Cypress ended its fiscal months, quarters and years on Sundays, rather than Mondays, bringing its fiscal period ends in line with predominant industry practice. Fiscal years 1998, 1997 and 1996 ended January 3, 1999, December 29, 1997 and December 30, 1996, respectively. Fiscal year 1998 was a 53-week year ending on the Sunday closest to December 31 while fiscal years 1997 and 1996 were 52-week years ending on the Monday closest to December 31. Operating results for this additional week were considered immaterial to Cypress's consolidated operating results for the year ended January 3, 1999.

     Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

     Reclassifications -- Certain prior year amounts have been adjusted to conform to current year presentation.

     Financial Instruments -- For certain of Cypress's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. The estimated fair market value of Cypress's investments reasonably estimate their fair values based on market information. At January 3, 1999, the estimated fair value of the Convertible Subordinated Notes was $141.8 million.

     Cypress has foreign subsidiaries which operate and sell Cypress's products in various global markets. As a result, Cypress is exposed to changes in foreign currency exchange rates. Cypress utilizes hedge instruments, primarily forward contracts to manage its exposure associated with firm third-party transactions and net asset positions denominated in non-functional currencies. Cypress does not hold derivative financial instruments for speculative purposes. Forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recorded as other gains or losses when a hedged transaction is no longer expected to occur. Deferred gains and losses were not significant at January 3, 1999 and December 29, 1999. Foreign currency transaction gains and losses included in interest and other income were insignificant for the years ended January 3, 1999, December 29, 1997 and December 30, 1996. At January 3, 1999, total outstanding purchased forward contracts were immaterial.

     The estimated fair values have been determined by Cypress, using available market information. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Cypress could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     Cash Equivalents and Investments -- Highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. All Cypress investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses net of related tax, if any, included as a component of stockholders' equity.

     Inventories -- Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of computing depreciation are used for tax purposes.

                                                           USEFUL LIVES
                                                             IN YEARS
                                                           ------------
Equipment................................................     3 to 7
Buildings and leasehold improvements.....................     7 to 10
Furniture and fixtures...................................          5

     Pre-operating Costs -- Incremental costs incurred in connection with developing major production capability at new manufacturing plants, including depreciation, amortization and cost of qualification of equipment and production processes were capitalized up to December 1997. Pre-operating costs totalling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period. In fiscal 1998, these costs were written off and at January 3, 1999, no pre-operating costs are remaining.

     Long-Lived Assets -- Long-lived assets held and used by Cypress are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, all long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less selling costs.

     Revenue Recognition -- Revenues from product sales are generally recognized upon shipment and a reserve is provided for estimated returns. A portion of Cypress's sales are made to domestic distributors under agreements which allow certain rights of return and price protection on products unsold by domestic distributors. Accordingly, Cypress defers recognition of revenues and profit on such sales until distributors resell the products.

     Cypress sells to certain international distributors with a provision for price adjustments on certain products. Cypress reserves for all anticipated price adjustments. No rights of return exist on sales to international distributors. Accordingly, sales are recognized upon shipment.

     Cypress also has inventory, which is held by certain customers on a consignment basis. Revenues are recorded when title transfers as defined per the respective consignment agreements.

     Income Taxes -- Cypress follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     Earnings Per Share -- In accordance with Statement of Accounting Standard No. 128 ("SFAS 128"), Cypress reports Earnings Per Share ("EPS"), both basic and diluted EPS on the income statement. Basic EPS is based upon weighted-average common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Dilutive securities include stock options and convertible debt.

     Translation of Foreign Currencies -- Cypress uses the U.S. dollar as its functional currency for all foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in results of operations. Sales to customers are primarily denominated in U.S. dollars. All foreign currency translation gains and losses have not been material in any year.

     Concentration of Credit Risk -- Financial instruments that potentially subject Cypress to concentrations of credit risk are primarily investments and trade accounts receivable. Cypress's investment policy requires cash investments to be placed with high-credit quality institutions and to limit the amount of credit from any one issuer.

     Cypress sells its products to original equipment manufacturers and distributors throughout the world. Cypress performs ongoing credit evaluations of its customers' financial condition whenever deemed necessary and generally does not require collateral. Cypress maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable.

     Accounting for Stock-Based Compensation -- Cypress accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", Cypress provides additional pro-forma disclosures in Note 6.

     Comprehensive Income -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Cypress adopted this statement as of the first quarter of 1998 and has determined that it does not have any changes in equity (net assets) from non-owner sources.

     Segment Reporting -- In fiscal 1998, Cypress adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for disclosures about products and services, geographic areas and major customers (see Note 10).

     Recent Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations or stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2000, are not expected to have a material effect on Cypress's consolidated financial statements.

NOTE 2: BALANCE SHEET COMPONENTS

AVAILABLE-FOR-SALE SECURITIES

     Cypress's portfolio of available-for-sale securities consists of the following:

                                                       JANUARY 3,    DECEMBER 29,
                                                          1999           1997
                                                       ----------    ------------
                                                             (IN THOUSANDS)
Corporate debt securities............................   $101,042       $ 89,557
State and municipal obligations......................     73,607         94,675
Other................................................     23,341         48,042
                                                        --------       --------
          Total available-for-sale securities........   $197,990       $232,274
                                                        ========       ========

At January 3, 1999 and December 29, 1997, the net unrealized holding gains and losses on securities were immaterial. The securities at January 3, 1999 and December 29, 1997 by contractual maturity are shown below.

                                                       JANUARY 3,    DECEMBER 29,
                                                          1999           1997
                                                       ----------    ------------
                                                             (IN THOUSANDS)
Due in one year or less..............................   $140,944       $190,128
Due after one year through two years.................     57,046         42,146
                                                        --------       --------
          Total available-for-sale securities........   $197,990       $232,274
                                                        ========       ========

ACCOUNTS RECEIVABLE, NET

                                                       JANUARY 3,    DECEMBER 29,
                                                          1999           1997
                                                       ----------    ------------
                                                             (IN THOUSANDS)
Accounts receivable, gross...........................   $60,310        $71,378
Allowance for doubtful accounts and customer
  returns............................................    (1,619)        (3,524)
                                                        -------        -------
          Accounts receivable, net...................   $58,692        $67,854
                                                        =======        =======

INVENTORIES, NET

                                                       JANUARY 3,    DECEMBER 29,
                                                          1999           1997
                                                       ----------    ------------
                                                             (IN THOUSANDS)
Raw materials........................................   $ 8,939        $17,900
Work-in-process......................................    33,096         35,281
Finished goods.......................................    16,788         23,744
                                                        -------        -------
          Total......................................   $58,823        $76,925
                                                        =======        =======

PROPERTY, PLANT AND EQUIPMENT

                                                      JANUARY 3,    DECEMBER 29,
                                                         1999           1997
                                                      ----------    ------------
                                                            (IN THOUSANDS)
Land................................................  $  13,533      $  12,922
Equipment...........................................    620,233        726,363
Buildings and leasehold improvements................     96,386         69,340
Furniture and fixtures..............................      6,292          6,543
                                                      ---------      ---------
Total property, plant and equipment.................    740,944        815,168
Accumulated depreciation and amortization...........   (388,698)      (372,507)
                                                      ---------      ---------
          Net property, plant and equipment.........  $ 347,746      $ 442,661
                                                      =========      =========

OTHER ASSETS

                                                       JANUARY 3,    DECEMBER 29,
                                                          1999           1997
                                                       ----------    ------------
                                                             (IN THOUSANDS)
Restricted investments...............................   $ 59,742       $ 60,112
Long-term investments................................     57,046         42,146
Other................................................      6,055         13,271
                                                        --------       --------
          Total......................................   $122,843       $115,529
                                                        ========       ========

NOTE 3: RESTRUCTURING AND OTHER NON-RECURRING COSTS

1998 RESTRUCTURING AND OTHER NON-RECURRING COSTS

     During 1998, Cypress implemented an overall cost reduction plan and recorded a $58.9 million restructuring reserve. The restructuring entailed:

     - The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

     - The discontinuance of the 0.6 micron 256k SRAM production in Fab 2 located in Texas.

     - The conversion of an existing research and development fab located in San Jose (Fab 1) to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

     - The transfer of Cypress's test operations from its subcontractor, Alphatec, in Thailand to Cypress's production facility in the Philippines.

     - The restructuring activities described above include the termination of approximately 850 employees primarily from manufacturing both at Cypress and at Alphatec.

     The following table sets forth Cypress's 1998 restructuring expense and charges taken from the date the restructuring commenced through January 3, 1999.

                                                                  1998                     BALANCE
                                                              RESTRUCTURING              JANUARY 3,
                                                                 EXPENSE      UTILIZED      1999
                                                              -------------   --------   -----------
                                                                          (IN THOUSANDS)
Write-down of inventory(1)..................................     $ 3,250      $(3,250)     $   --
Severance and other employee related charges(1).............       5,334       (3,025)      2,309
Other fixed asset related charges(1)........................       3,030           --       3,030
Provision for phase-down and consolidation of manufacturing
  facilities(1).............................................         976         (637)        339
                                                                 -------      -------      ------
          Total.............................................     $12,590      $(6,912)     $5,678
                                                                 =======      =======      ======

---------------
(1) Classified on the Balance Sheet as part of accrued liabilities.

     FAB 3 -- The charge related to the shutdown of Fab 3 was $30.2 million. Of this amount, $26.0 million related to the write-down of equipment held for sale, $1.7 million of other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets, $1.1 million related to severance and other employee related costs and $1.4 million related to inventory.

     Fab 3 assets, which were not upgradable to 8-inch capability, were written down based on the estimated useful lives of the assets and the salvage value of the assets. The estimated useful lives were generally two months as a result of the decision to discontinue production in Fab 3 and the salvage value was determined based on the estimated sales value of used semiconductor equipment. Non-upgradable Fab 3 assets were depreciated down to their salvage value during the production phase-down period. Fab 3 assets, which were upgradable to 8-inch capability, were transferred to Fab 4 production during the third quarter of 1998.

     In accordance with the restructuring plan, Fab 3 production was phased down beginning in the second quarter of 1998 and ceased in July 1998. From this time, Cypress has held the non-upgradable equipment for sale. However, due to the over-supply of used semiconductor equipment, a substantial amount of the equipment remains on hand. Cypress expects to recover the originally determined salvage value for such equipment.

     FAB 2 -- The decision to discontinue manufacturing SRAM products on Cypress's 0.6 micron 256K SRAM process in Texas resulted in excess equipment and employee redundancy. Charges with this decision totaled $21.3 million, of which $18.0 million related to the write-down of equipment, $0.3 million related to the write-down of inventory, $1.7 million related to severance and other employee related costs and $1.3 million of other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets and the resolution of certain related tax matters.

     Excess equipment in Fab 2 was written down based on the useful lives of the assets and the estimated salvage value of the assets. Cypress had the ability and intention to sell all the equipment immediately but due to the semiconductor industry slow-down, Cypress recognized immediate sale of the equipment would be difficult. The equipment was kept in the fab, ready for demonstration and testing by a willing buyer. Cypress used the equipment during the production phase-down period through May 1998.

     Similar to Fab 3 equipment, some of this equipment remains on hand due to the over-supply of used semiconductor equipment on the market. Cypress expects to recover the originally determined salvage value for such equipment, however, no assurance can be given as to the amount of proceeds which will ultimately be collected.

     FAB 1 AND SAN JOSE OPERATIONS -- The restructuring plan included the upgrade of Fab 1 to an eight-inch facility to ensure compatibility with Cypress's Fab 4 manufacturing facility in Minnesota. Fab 1 is used for research and development purposes. The plan assumed commencement of Fab 1 restructuring activities during the middle of 1998 with completion by the end of January 1999. The plan included the disposal and write-down of six-inch manufacturing equipment which was not upgradable to eight-inch capability. The remaining net book value of $6.1 million of such assets is being written off over the estimated useful life through January 1999. Incremental depreciation charges of $5.4 million, to reflect the revised useful lives of this equipment were included in research and development costs for 1998 and will continue through January 1999. Cypress also reserved $1.0 million to write-down the value of certain other equipment and reserved $1.3 million related to severance and other employee related costs.

     ALPHATEC -- Cypress reserved $5.1 million to provide for the consolidation of Thailand test activities from Alphatec, Cypress's subcontractor, with Cypress's Philippines facility. Of this $5.1 million reserve, $1.5 million was related to production inventories which were no longer useable as a result of this consolidation, $1.3 million was related to severance costs at the subcontractor and $2.3 million was related to excess equipment and leasehold improvements which were no longer used. The assets were considered held for sale and were written down to their salvage value. The transfer of production from Alphatec to the Philippines facility began during the second quarter of 1998 and was completed in January 1999, one month later than originally planned.

     RESTRUCTURING STATUS -- Fabs 2 and 3 restructuring activities were completed in May and July 1998, respectively, consistent with our restructuring schedule except for the disposal of the equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is evaluating alternatives to achieve its eight-inch conversion plan and should have resolution in the first half of 1999. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned. Cypress continues its effort to dispose of assets held for sale, impacted by these restructuring activities, and expects to recover the originally determined salvage value for those assets.

     OTHER -- Separate from the restructuring charge, Cypress recorded an additional charge of $27.3 million, which were recorded as operating expenses. These charges resulted from changes in market conditions and were considered as part of ongoing operations. They included inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

     The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits and accordingly the costs were written off to cost of sales. There were no capitalized pre-operating costs subsequent to the first quarter of 1998.

     The $3.1 million write-off of the investment was recorded against net interest and other income to reflect the decline in the value of a certain investment. Selling, general and administrative costs included the write-off of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred. During Cypress's periodic review of equipment, some equipment was identified as obsolete and $2.1 million was charged to cost of sales to write-off the obsolete equipment.

1996 RESTRUCTURING AND OTHER NON-RECURRING COSTS

     During 1996, Cypress recorded a pre-tax restructuring and other non-recurring benefit as detailed below:

                                                              1996
                                                            --------
Restructuring.............................................  $  9,100
Non-recurring benefit.....................................   (17,800)
Other.....................................................     1,682
                                                            --------
          Total...........................................  $ (7,018)
                                                            ========

     The $9.1 million pre-tax charge was a result of Cypress's decision to restructure its San Jose, California wafer fabrication facility, from a production wafer fabrication plant to predominantly a research and development wafer fabrication facility. The charge included $5.9 million for the write-down of certain excess equipment and $3.2 million for severance and other related restructuring charges. Substantially all of the reserve has been used as of the end of 1998.

     The $17.8 million benefit was derived from the reversal of the reserve established in 1995 related to the Texas Instruments ("TI") patent infringement lawsuit. In July 1996, the Federal Circuit Court of Appeals ("Court") affirmed the earlier decision of the trial court that Cypress did not infringe on either of the patents in the suit. In September 1996, the Court decided that it would not hear any appeal filed by the plaintiff regarding this matter and as a result of this ruling, Cypress reversed the reserve established in 1995. In 1996, TI filed a petition of certiorari in the United States Supreme Court. In June 1997, the United States Supreme Court denied TI's petition of certiorari. Accordingly, adjudication of the case was determined to be final.

     In September 1996, Cypress recorded a one-time, pre-tax credit of $3.3 million related to the insurance reimbursement of defense costs incurred in conjunction with the securities class-action lawsuit. This credit was offset by $5.0 million of other non-recurring charges related to agreements with certain companies regarding cross-licensing and other matters.

NOTE 4: CONVERTIBLE SUBORDINATED NOTES

     In 1998, Cypress retired a total of $15.0 million principal of its $175.0 million, 6.0% Convertible Subordinated Notes ("Notes") for $12.9 million, resulting in a pre-tax net gain of $1.7 million. The gain was offset by the write-off of bond issuance costs of $0.4 million (pre-tax). The net gain was recorded as interest and other income. The Notes, which were issued in September 1997, are due October 1, 2002 and contain a coupon rate of 6.0% and an initial conversion premium of 48.2%. The remaining outstanding Notes are convertible into approximately 6,772,000 shares of common stock and are callable by Cypress on or after October 2, 2000. The Notes are unsecured subordinated obligations.

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

NOTE 5: EARNINGS (LOSS) PER SHARE

     As required by SFAS 128, following is a reconciliation of the numerators and the denominators of the basic and diluted per share computation:

                                                  1998                            1997                           1996
                                     ------------------------------   ----------------------------   ----------------------------
                                                          PER-SHARE                      PER-SHARE                      PER-SHARE
                                       LOSS      SHARES    AMOUNT     INCOME    SHARES    AMOUNT     INCOME    SHARES    AMOUNT
                                     ---------   ------   ---------   -------   ------   ---------   -------   ------   ---------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Basic EPS:
  Net income (loss)................  $(110,850)  89,338    $(1.24)    $18,419   87,888     $0.21     $53,029   80,241     $0.66
Effects of dilutive securities:
  Stock options....................         --       --                    --    4,885                    --    3,423
  Convertible debentures...........         --       --                 1,130    1,875                 3,700    7,940
                                     ---------   ------    ------     -------   ------     -----     -------   ------     -----
Diluted EPS:
  Net income (loss)................  $(110,850)  89,338    $(1.24)    $19,549   94,648     $0.21     $56,729   91,604     $0.62
                                     =========   ======    ======     =======   ======     =====     =======   ======     =====

     At January 3, 1999 and December 29, 1997, options to purchase 24,774,000 and 5,696,000 shares, respectively, of common stock were outstanding, but were excluded in the computation of diluted EPS as their effect was anti-dilutive. At December 30, 1996, no outstanding options to purchase common stock were excluded in the computation of diluted EPS. Convertible debentures outstanding at January 3, 1999 and December 29, 1997 convertible to 6,772,000 and 7,408,000 shares, respectively, of common stock were also excluded from diluted EPS as their effect was anti-dilutive. No shares related to convertible debentures were excluded at December 30, 1996.

NOTE 6: COMMON STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

1994 STOCK OPTION PLAN

     In 1994, Cypress adopted the 1994 Stock Option Plan, which replaced Cypress's 1985 Incentive Stock Option Plan and the 1988 Directors' Stock Option Plan (the "Terminated Plans") with respect to future option grants. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding twenty years from the date of grant. The option price for shares granted under the 1994 Stock Option Plan is typically equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan includes shares that remained available under the Terminated Plans and provides for an annual increase in shares available for issuance pursuant to non-statutory stock options equal to 4.5% of Cypress's outstanding common stock at the end of each fiscal year.

     In October 1996, substantially all outstanding options with a share price in excess of $11.00 per share were cancelled and replaced with new options having an exercise price of $11.00 per share. A total of 7,083,000 options were repriced. In January 1998, substantially all outstanding stock options with an exercise price in excess of $9.75 per share were cancelled and replaced with new options having an exercise price of $9.75 per share, the fair market value on the date that the employees accepted the repricing. A total of 10,464,000 shares were repriced. This repricing excluded the Board of Directors, the Chief Executive Officer and the Executive staff of Cypress.

     The following table summarizes Cypress's stock option activity and related weighted average exercise price for each category for the years ended January 3, 1999, December 29, 1997 and December 30, 1996. The weighted average exercise price for each category presented is also shown in the table below.

SHARES UNDER THE 1994 STOCK OPTION PLAN

                                                      1998                 1997                1996
                                                -----------------    ----------------    ----------------
                                                SHARES     PRICE     SHARES    PRICE     SHARES    PRICE
                                                -------    ------    ------    ------    ------    ------
                                                         (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
Options outstanding, beginning of year........   22,277    $ 9.86    21,013    $ 8.94    19,448    $ 9.81
Options cancelled.............................  (13,582)    11.44    (1,461)    11.13    (8,855)    14.71
Options granted...............................   16,971      9.40     5,497     12.64    12,202     11.23
Options exercised.............................     (892)     6.52    (2,772)     7.62    (1,782)     5.38
                                                -------              ------              ------
Options outstanding, end of year..............   24,774      8.80    22,277      9.86    21,013      8.94
                                                =======    ======    ======    ======    ======    ======
Options exercisable at January 3, 1999........   12,984    $ 8.14
                                                =======    ======

     All options were granted at an exercise price equal to the market value of Cypress's stock at the date of grant. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in 1998, 1997 and 1996 was $3.92, $6.07 and $3.14 per option, respectively. The estimated grant date fair value disclosed by Cypress is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Cypress's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for Cypress's stock option awards:

                                                           1998       1997       1996
                                                          -------    -------    -------
Expected life...........................................  7 years    6 years    6 years
Risk-free interest rate.................................   5.41%      6.63%      6.04%
Volatility..............................................   .5467      .5529      .5582
Dividend yield..........................................   0.00%      0.00%      0.00%

     Significant option groups outstanding as of January 3, 1999 and the related weighted average exercise price and contractual life information, are as follows:

                                         OUTSTANDING         EXERCISABLE
        OPTIONS WITH EXERCISE          ----------------    ----------------     REMAINING
          PRICES RANGE FROM            SHARES    PRICE     SHARES    PRICE     LIFE (YEARS)
        ---------------------          ------    ------    ------    ------    ------------
                                             (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
$1.00 - $ 8.38.......................  7,754     $ 6.46    4,605     $ 5.27        6.29
$8.39 - $ 9.25.......................  3,673     $ 8.67    2,294     $ 8.57        6.89
$9.26 - $ 9.75.......................  9,314     $ 9.75    4,737     $ 9.75        7.62
$9.76 - $17.56.......................  4,033     $11.24    1,348     $11.50        8.32

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

     In 1986, Cypress approved an Employee Qualified Stock Purchase Plan ("ESPP"), which allows eligible employees of Cypress and its subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as the employee's enrollment price multiplied by the number of purchased shares). Of the 10,100,000 shares authorized under the ESPP, 7,320,000 shares were issued through 1998 including 890,000, 541,000 and 652,000 shares in 1998, 1997, and
1996, respectively.

     Compensation costs (included in pro forma net income and net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

                                                      1998        1997        1996
                                                    --------    --------    --------
Expected life.....................................  6 months    6 months    6 months
Risk-free interest rate...........................     4.96%       5.80%       5.98%
Volatility........................................     .5371       .5861       .5882
Dividend yield....................................     0.00%       0.00%       0.00%

     The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase stock under the ESPP granted in 1998, 1997 and 1996 were $2.56, $5.49 and $5.37 per share, respectively.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

     If Cypress had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1994 Stock Option Plan and its Employee Stock Purchase Plan, Cypress's pro forma net income
(loss) and earnings per share for the years ended January 3, 1999, December 29, 1997 and December 30, 1996 would have been as follows:

                                                          1998           1997          1996
                                                      ------------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Pro forma net income (loss):
  Basic.............................................   $(141,536)      $(6,431)      $32,490
  Diluted...........................................   $(141,536)      $(6,431)      $36,190
Pro forma net income (loss) per share:
  Basic.............................................   $   (1.58)      $ (0.07)      $  0.40
  Diluted...........................................   $   (1.58)      $ (0.07)      $  0.40

     The pro forma effect on net income (loss) and net income (loss) per share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in the future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995.

TREASURY STOCK

     During 1997, the Board of Directors authorized the repurchase of up to 4.0 million shares of Cypress's common stock. In September 1998, the Board of Directors authorized the repurchase of up to an additional 10.0 million shares under the stock repurchase program. Through January 3, 1999, 8.1 million shares have been repurchased under this entire program for $67.5 million. The repurchased shares are expected to be used in conjunction with Cypress's 1994 Stock Option Plan and Employee Stock Purchase Plan. During 1998, Cypress reissued 1,782,000 shares of common stock under such plans. In conjunction with the authorized stock repurchase program, Cypress sold put warrants through private placements for which Cypress received a net amount of $9.4 million through January 3, 1999. Cypress has a maximum potential obligation to purchase
4.5 million shares of its common stock at an aggregate price of $44.5 million as of January 3, 1999. The puts have various expiration periods through May 1999. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. It is Cypress's intent to settle these put warrants with stock and therefore, no amount was classified out of stockholders' equity in the accompanying consolidated balance sheets. On February 25, 1999, the Board of Directors terminated the stock repurchase program.

OTHER EMPLOYEE BENEFIT PLANS

     Cypress also maintains a Section 401(k) Plan, New Product Bonus Plan, Key Employee Bonus Plan and Deferred Compensation Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 15% of their eligible earnings to the Plan Trust. Cypress does not make contributions to the plan.

     Under the New Product Bonus Plan effective for 1997, all qualified employees are provided bonus payments, which are based on Cypress attaining certain levels of new product revenue, plus attaining certain levels of profitability. In 1998 and 1997, $0.7 million and $0.5 million, respectively were charged to operations in connection with the New Product Bonus Plan. In 1996, under the Profit Sharing Plan, all qualified employees were provided an equal share of bonus payments, which were based on Cypress achieving a targeted level of earnings per share. In 1996, no charges to operations were made in connection with the profit sharing plan.

     In 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Cypress and individual performance targets. In 1998, $4.1 million was charged to operations in connection with this Plan. In 1997 and 1996, there were no charges to operations in connection with this Plan. Employees eligible under the Key Employee Bonus Plan can elect to participate in the Deferred Compensation Plan, which allows eligible employees to defer their salary, bonus and other related payments. Costs incurred by Cypress for the Deferred Compensation Plan during fiscal years 1998, 1997 and 1996 were insignificant.

NOTE 7: INCOME TAXES

     The components of the provision for income taxes are summarized below. Income before taxes is principally attributed to domestic operations.

COMPONENTS OF THE PROVISION FOR INCOME TAXES

                                                 JANUARY 3,    DECEMBER 29,    DECEMBER 30,
                                                    1999           1997            1996
                                                 ----------    ------------    ------------
                                                               (IN THOUSANDS)
Income (loss) before provision for taxes.......  $(124,793)      $ 24,032        $83,505
                                                 ---------       --------        -------
Current tax expense:
  U.S. Federal.................................    (13,720)      $(10,483)       $21,481
  State and local..............................         --          1,418          1,706
  Foreign......................................        511            500          1,073
                                                 ---------       --------        -------
     Total current.............................    (13,209)        (8,565)        24,260
                                                 ---------       --------        -------
Deferred tax expense (benefit):
  U.S. Federal.................................     (4,210)        16,033          5,559
  State and local..............................      3,413         (1,855)           657
                                                 ---------       --------        -------
     Total deferred............................       (797)        14,178          6,216
                                                 ---------       --------        -------
          Total................................  $ (14,006)      $  5,613        $30,476
                                                 =========       ========        =======

     The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income before taxes as shown below.

TAX PROVISION DIFFERENCE

                                                  JANUARY 3,    DECEMBER 29,    DECEMBER 30,
                                                     1999           1997            1996
                                                  ----------    ------------    ------------
                                                                (IN THOUSANDS)
Statutory rate..................................         35%           35%             35%
Tax at U.S. statutory rate......................   $(42,810)      $ 8,411         $29,227
Foreign earnings................................     (4,153)       (1,151)             --
State income taxes, net of federal benefit......      3,413           922           1,536
Tax credits.....................................     (3,700)       (2,274)             --
Net Foreign Sales Corporation (FSC) benefit.....         --           (78)         (1,548)
Benefit of tax free investments.................       (350)         (482)           (998)
Current year loss with no benefit...............     18,498            --              --
Future benefits not recognized..................     15,900            --              --
Other, net......................................       (804)          265           2,259
                                                   --------       -------         -------
  Total.........................................   $(14,006)      $ 5,613         $30,476
                                                   ========       =======         =======

     The components of the net deferred tax assets at January 3, 1999 and December 29, 1997, under SFAS 109 were as follows:

                                                              JANUARY 3,    DECEMBER 29,
                                                                 1999           1997
                                                              ----------    ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Deferred income on sales to distributors..................   $ 11,024       $  9,773
  Inventory reserves and basis differences..................     13,765         12,596
  Restructuring and legal reserves..........................      2,161              9
  Asset valuation and other reserves........................     25,725         12,670
  State tax, net of federal tax.............................        420            421
  Research and development tax credits......................      7,377          4,177
  Net operating loss........................................     30,015             --
  Other, net................................................        903          1,122
                                                               --------       --------
     Total deferred tax assets..............................     91,390         40,768
                                                               --------       --------
Deferred tax liabilities:
  Excess of tax over book depreciation......................    (40,709)       (40,355)
  Other, net................................................     (1,209)        (1,210)
                                                               --------       --------
     Total deferred tax liabilities.........................    (41,918)       (41,565)
                                                               --------       --------
Net deferred tax assets (liabilities).......................     49,472       $   (797)
Valuation allowance.........................................    (49,472)            --
                                                               --------       --------
Net deferred tax assets (liabilities) after valuation
  allowance.................................................   $     --       $   (797)
                                                               ========       ========

     Other current assets include current deferred tax assets of $35,573,000 at December 29, 1997.

     No tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares were realized in 1998.

     During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination is expected to continue through December 1999. Management believes that no potential adjustments will ultimately result from this examination.

NOTE 8: COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

     Cypress leases most of its manufacturing and office facilities under non-cancelable operating lease agreements that expire at various dates through 2012. These leases require Cypress to pay taxes, insurance, and maintenance expenses, and provide for renewal options at the then fair market rental value of the property.

     In April 1997, Cypress sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing ("Fleet") in a sale-leaseback agreement. In October 1997, Cypress entered into a similar agreement with Comdisco, Inc. ("Comdisco") for other capital equipment located in Minnesota. Cypress received a total of $28.2 million from Fleet and Comdisco in exchange for the capital equipment and as a result of the transactions, recorded an immaterial gain that is being amortized over the life of the leases.

     In 1994 and 1995, Cypress entered into three operating lease agreements with respect to its office and manufacturing facilities, in San Jose and Minnesota, respectively. In April 1996, Cypress entered into an additional lease agreement related to two office facilities in San Jose. These agreements require quarterly payments that vary based on the London Interbank Offering Rate ("LIBOR"), plus a spread. All leases provide Cypress with the option of either acquiring the property at its original cost or arranging for the property to be acquired at the end of the respective lease terms. Cypress is contingently liable under certain first-loss clauses for up to $52.7 million at January 3, 1999. First loss clauses state that Cypress is potentially liable for any decline in the value of the property up to a specified percentage. The purchase option then permits Cypress to acquire the property at the lower value. Based on management's estimate of the fair value of the properties, no liability was required to be recorded at January 3, 1999 or December 29, 1997. Furthermore, Cypress is required to maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. As of January 3, 1999, the amount of restricted investments recorded was $59.7 million, which is in compliance with these agreements. These restricted cash or investments are classified as non-current on the balance sheet.

     The aggregate annual rental commitments under non-cancelable operating leases as of January 3, 1999 are as follows:

                      FISCAL YEAR                        (IN THOUSANDS)
                      -----------                        --------------
1999...................................................     $16,838
2000...................................................       9,522
2001...................................................       4,890
2002...................................................       3,315
2003...................................................       2,720
2004 and thereafter....................................       4,949
                                                            -------
  Total................................................     $42,234
                                                            =======

     Rental expense was approximately $17.7 million in 1998, $14.0 million in 1997 and $7.7 million in 1996.

LITIGATION AND ASSERTED CLAIMS

     The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, Cypress has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. Cypress is currently and may in the future be involved in litigation with respect to alleged infringement by Cypress of another party's patents, or may in the future be involved in litigation to enforce its patents or other intellectual property rights, to protect its trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation has in the past and could in the future result in substantial costs and diversion of management resources and payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect Cypress's business, financial condition and results of operations.

     During 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress has infringed on four patents owned by EMI. Cypress and EMI have entered into a license agreement in February 1999, for one of the four patents in the lawsuit. In return, EMI has agreed to withdraw two of the four patents from the lawsuit, including the patent related to the licensing agreement. Cypress has reviewed the charges related to the remaining two patents and believes that these charges are without merit, that it does not infringe the patents in question and that the patents are invalid and/or unenforceable. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. Cypress will vigorously defend itself in these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

     In January 1998, Cypress was contacted by an attorney representing the estate of Mr. Jerome Lemelson, charging that Cypress infringes certain patents owned by Mr. Lemelson. On February 26, 1999, the estate filed suit against Cypress and 87 other companies. Cypress is in the process of reviewing the claims to determine their validity, and at this time, Cypress believes that the patents are invalid and/or unenforceable.

     While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. Cypress will vigorously defend itself in this matter; however, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

     In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"), asking for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In December 1997, in a related case, the United States District Court for the Eastern District of Virginia preliminarily ruled that the patent is unenforceable due to unequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal had been filed as of March 12, 1999. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

     On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by the Cypress's officers. A motion by Messrs. Yourman and Weiss to dismiss Cypress's malicious prosecution action was denied, and was also subsequently denied by the Supreme Court of California. This action has gone forward into discovery and the defendants have offered a settlement, which has been refused by Cypress. Although the results of litigation are unpredictable, Cypress believes it will prevail. Cypress believes that this action, regardless of its outcome, will have little, if any effect on Cypress's consolidated financial position or results of operations.

     In June 1998, Cypress was contacted by Lucent Technologies ("Lucent") regarding the infringement of four or more patents owned by Lucent. Subsequently, Cypress has notified Lucent that Lucent has infringed on one of Cypress's patents. Cypress believes that a new cross-licensing agreement will be finalized with

Lucent by the end of March 1999. Cypress believes the outcome of this action will have little, if any effect on Cypress's consolidated financial position or results of operations.

PURCHASE COMMITMENTS

     At January 3, 1999, Cypress had purchase commitments aggregating $55.7 million, principally for manufacturing equipment and facilities. These commitments relate to purchases to be made in 1999. Purchase commitments beyond 1999 are not considered to be significant. Commitments for 1999 purchases will be funded through a combination of cash resources, retirement of investments and the $160.0 million, 6.0% Convertible Subordinated Notes.

NOTE 9: RELATED PARTIES

     Between 1992 and 1995, Cypress made cost-basis investments in QuickLogic Corporation ("QuickLogic") Series D and Series E preferred stock. In June 1996, Cypress received $4.5 million from QuickLogic, the original intent of which was to obtain a minority interest in CTI and to secure guaranteed fab capacity. Cypress classified the $4.5 million as other long-term liabilities in 1996, awaiting final negotiation of the terms and transaction approval from Altera, an existing minority interest shareholder. In March 1997, Cypress signed a definitive agreement with QuickLogic Corporation involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, Cypress ceased development, marketing and selling of antifuse-based FPGA products. In return, QuickLogic paid $4.5 million, which represented $3.5 million of NRE revenue related to the sale of technology rights and $1.0 million of compensation for inventory and other assets, and issued shares of QuickLogic common stock that increased Cypress's equity position in the privately-held QuickLogic to greater than 20%. The $4.5 million cash consideration represented the payment Cypress received in June 1996. Cypress also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. Revenues and net income contributed by the FPGA product line during 1997 and 1996 were not significant.

     In the first quarter of 1998, Cypress determined that its investment in QuickLogic had declined in value and the decline in value was not temporary. Accordingly, Cypress wrote-off its investment in QuickLogic to reflect this decline.

     Cypress recorded sales to QuickLogic of $2.3 million, $11.7 million and $8.2 million in 1998, 1997 and 1996, respectively. At fiscal year-ends 1998 and 1997, Cypress had a receivable due from QuickLogic of $0.6 million and $1.5 million, respectively.

     During 1990, Cypress made a cost-basis investment of $1.0 million in Vitesse Semiconductor stock. Cypress sold its remaining investment in February 1997 and recorded a gain of $3.8 million in other income.

NOTE 10: SEGMENT INFORMATION

     Cypress has two reportable segments, Memory Products and Non-memory Products. The Memory Products segment includes Static Random Access Memories ("SRAMs") and multichip modules. The Non-memory Products segment includes programmable logic products, data communication devices, computer products, non-volatile memory products and wafers manufactured by the foundry.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Cypress evaluates the performance of its two segments based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses.

     Cypress's reportable segments are strategic business units that offer different products. Products that fall under the two segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized as a commodity, which is depicted by high unit sales volume and lower gross margins. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress's technologically advanced, eight-inch wafer production facility located in Minnesota

(Fab 4). Memory Products are used by a variety of end-users but the product is used specifically for the storage and retrieval of information. In contrast to Memory Products, unit sales of non-Memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress's less technologically advanced six-inch Fab located in Texas (Fab 2). Products in the Non-memory segment perform non-memory functions such as floating-point mathematics, store fixed data that is not to be altered during normal machine operations and data transfer and routing functions of signals throughout a computer system.

     The tables below set forth information about the reportable segments for fiscal years 1998, 1997 and 1996. Cypress does not allocate income taxes or non-recurring items to segments. In addition, segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

BUSINESS SEGMENT NET REVENUES

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Memory.............................................  $195,929    $226,566    $271,192
Non-memory.........................................   290,912     317,790     257,193
                                                     --------    --------    --------
  Total consolidated revenues......................  $486,841    $544,356    $528,385
                                                     ========    ========    ========

BUSINESS SEGMENT PROFIT (LOSS)

                                                       1998         1997       1996
                                                     ---------    --------    -------
                                                              (IN THOUSANDS)
Memory.............................................  $ (94,781)   $(35,742)   $61,384
Non-memory.........................................     26,413      54,055     13,192
Restructuring and other non-recurring (costs)
  benefits.........................................    (58,940)         --      7,018
Interest income and other..........................     13,305      12,916      8,806
Interest expense...................................    (10,853)     (7,197)    (6,895)
                                                     ---------    --------    -------
Income (loss) before provision for income taxes....  $(124,856)   $ 24,032    $83,505
                                                     =========    ========    =======

BUSINESS SEGMENT ASSETS

     The following illustrates total assets by segment for the respective years.

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Memory.............................................  $301,565    $348,536    $316,369
Non-memory.........................................    93,898     146,905     159,844
Corporate and other................................   360,836     460,829     317,834
                                                     --------    --------    --------
  Total consolidated assets........................  $756,299    $956,270    $794,047
                                                     ========    ========    ========

     The Memory and Non-memory segment assets include only those assets that are reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. Assets utilized solely by the Memory or Non-memory segments have been recorded under the appropriate segment asset category. Assets utilized jointly by both segments were allocated to the segments based on depreciation charges taken by the respective segments. Assets that could not be attributed directly to either segment have been reported under the Corporate and other category.

BUSINESS SEGMENT DEPRECIATION

     The following illustrates depreciation by segment for the respective years.

                                                        1998        1997       1996
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Memory..............................................  $ 86,905    $ 77,420    $63,121
Non-memory..........................................    25,797      33,941     34,485
                                                      --------    --------    -------
  Total consolidated depreciation...................  $112,702    $111,361    $97,606
                                                      ========    ========    =======

GEOGRAPHIC AREA

     The following illustrates revenues by geographic locations. Revenues are attributed to countries based on the customer location.

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
United States......................................  $295,621    $348,228    $346,200
Europe.............................................    87,869      91,203      92,976
Japan..............................................    49,384      50,507      51,444
Other foreign countries............................    53,967      54,418      37,765
                                                     --------    --------    --------
  Total consolidated revenues......................  $486,841    $544,356    $528,385
                                                     ========    ========    ========

     The following illustrates property, plant and equipment by geographic locations.

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
United States......................................  $275,580    $372,155    $380,309
Philippines........................................    69,996      67,629      54,980
Other foreign countries............................     2,170       2,877       2,277
                                                     --------    --------    --------
  Total consolidated property, plant and
     equipment.....................................  $347,746    $442,661    $437,566
                                                     ========    ========    ========

     No one end user accounted for greater than 10% of revenues in 1998, 1997 or 1996. Sales to one distributor accounted for greater than 10% of total revenues in 1998 and 1997. No one distributor accounted for greater than 10% of revenues in 1996.

NOTE 11: SUBSEQUENT EVENTS

     On January 21, 1999, Cypress announced the signing of a definitive agreement to acquire privately held IC Works, Inc. (ICW). The agreement provides for Cypress to issue up to 13.7 million shares in exchange for all outstanding stock and options of ICW. The merger is intended to be accounted for as a pooling of interests. Completion of the merger is subject to ICW shareholder approval and other closing conditions. Revenues for ICW during fiscal years ending March 31, 1998, 1997 and 1996, were $54.1 million, $41.6 million and $40.0 million, respectively. Net income (loss) for ICW during fiscal years ending March 31, 1998, 1997 and 1996, were $(10.9) million, $(27.9) million and $2.5 million, respectively. Revenues and net income for ICW during the nine months ended December 26, 1998 were $52.8 million and $7.6 million, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cypress Semiconductor Corporation.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 51 present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at January 3, 1999 and December 29, 1997 and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
January 25, 1999

                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                             ------------------------------------------------------
                                              JANUARY 3,     SEPTEMBER 28,    JUNE 29,    MARCH 30,
                                                 1999            1998           1998        1998
                                             ------------    -------------    --------    ---------
Revenues...................................    $124,165        $126,048       $119,675    $ 116,953
Gross profit...............................      40,993          39,642         36,282        2,571
Net income (loss)..........................      (5,558)         (1,228)       (10,091)     (93,973)
                                               ========        ========       ========    =========
Net income (loss) per share
  Basic....................................    $  (0.07)       $  (0.01)      $  (0.11)   $   (1.03)
                                               ========        ========       ========    =========
  Diluted..................................    $  (0.07)       $  (0.01)      $  (0.11)   $   (1.03)
                                               ========        ========       ========    =========

                                                               THREE MONTHS ENDED
                                             ------------------------------------------------------
                                             DECEMBER 29,    SEPTEMBER 29,    JUNE 30,    MARCH 31,
                                                 1997            1997           1997        1997
                                             ------------    -------------    --------    ---------
Revenues...................................    $134,134        $146,081       $138,142    $ 125,999
Gross profit...............................      39,596          52,736         51,455       43,650
Net income (loss)..........................         109           7,210          6,140        4,960
                                               ========        ========       ========    =========
Net income (loss) per share
  Basic....................................    $   0.07        $   0.08       $   0.07    $    0.06
                                               ========        ========       ========    =========
  Diluted..................................    $   0.00        $   0.08       $   0.07    $    0.06
                                               ========        ========       ========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The members of our Board of Directors, who are elected annually by a vote of the stockholders, are as follows:

                                                                                               DIRECTOR
            NAME OF NOMINEE              AGE                PRINCIPAL OCCUPATION                SINCE
            ---------------              ---                --------------------               --------
T.J. Rodgers...........................  51    President and Chief Executive Officer of          1982
                                               Cypress
Fred B. Bialek.........................  65    Business Consultant                               1991
Eric A. Benhamou.......................  43    Chairman of the Board and Chief Executive         1993
                                               Officer of 3COM Corporation
John C. Lewis..........................  63    Chairman of the Board of Amdahl Corporation       1993
Alan F. Shugart........................  68    Former Chief Executive Officer of Seagate         1998
                                               Technology Inc.

     There are no family relationships between or among any directors or executive officer of the Company.

     T.J. Rodgers is a co-founder of Cypress and has been its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of C-Cube Corporation.

     Fred B. Bialek has been an independent business consultant since November 1986, during which time he has been active in the negotiation and execution of merger and acquisition transactions for semiconductor and other technology companies. Mr. Bialek has acted as a consultant to Cypress in certain of its acquisitions, including Cypress Semiconductor (Minnesota) Inc. ("CMI"), Cypress's third wafer fabrication facility. Mr. Bialek, who was a founder of National Semiconductor Corporation, has over 30 years operating experience in semiconductor and related technology industries.

     Eric A. Benhamou was Vice President and General Manager of 3COM Corporation ("3COM"), a data networking company, from September 1987 to April 1990. From April 1990 to September 1990, he was Chief Operating Officer of 3COM. In September 1990, he was promoted to and has since served as Chairman of the Board, President and Chief Executive Officer of 3COM Corporation. Since August 1998, Mr. Benhamou has served as Chairman of the Board and Chief Executive Officer of 3COM Corporation. Mr. Benhamou also serves as a director of Netscape Communications Corporation and Legato Systems Inc.

     John C. Lewis has been Chairman of the Board of Amdahl Corporation, a computer manufacturer, since 1987. He was President of Amdahl from 1977 until 1987, and Chief Executive Officer of Amdahl from 1983 until 1992 and from 1996 through 1997. Mr. Lewis also serves as a director of Vitesse Semiconductor Corporation, Pinnacle Systems, Inc. and Cygnus Inc.

     Alan F. Shugart founded Seagate Technology Inc., a manufacturer of computer disk drives, in 1979 and served as Chief Executive Officer until July 1998. In 1998, he established Al Shugart International, a management consulting company. Mr. Shugart also serves as a director of San Disk Corporation, Valence Technology, Inc., Inktomi Corporation, Siros Technologies, Inc., Sarnoff Digital Communications, Sierra Imaging, Inc. and Blue Sky Research.

     The executive officers of Cypress, who are elected by and serve at the discretion of the Board of Directors are as follows:

                                                                                               EXECUTIVE
                                                                                                OFFICER
                 NAME                    AGE                      POSITION                       SINCE
                 ----                    ---                      --------                     ---------
T.J. Rodgers...........................  51    President and Chief Executive Officer             1982
Antonio R. Alvarez.....................  42    Vice President, Memory Products Division and      1993
                                               Research and Development
Emmanuel T. Hernandez..................  43    Vice President, Finance and Administration,       1993
                                               Chief Financial Officer
J. Daniel McCranie.....................  55    Vice President, Marketing and Sales               1993
Lothar Maier...........................  44    Vice President, Worldwide Wafer Manufacturing     1994

     Except as set forth below, each of Cypress's executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any director or executive officer of Cypress.

     Antonio R. Alvarez joined Cypress in May 1987 as a Senior Technical Engineers. Mr. Alvarez was transferred to the Company's subsidiary, Aspen Semiconductor Corporation, in April 1988 as the Manager of BiCMOS Technology. In October 1989, Mr. Alvarez returned to Cypress as Vice President, Research and Development. In February 1993, Mr. Alvarez also became responsible for Fab I when it was merged with the research and development department. In January 1998, Mr. Alvarez also became Vice President of Memory Products. Prior to joining Cypress in 1987, Mr. Alvarez worked in various engineering and management positions at Motorola Corporation from September 1979 through July 1987. His last position at Motorola was as a senior member of the technical staff.

     Emmanuel T. Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining Cypress, from 1976 to 1993, Mr. Hernandez held various financial positions with National Semiconductor Corporation.

     J. Daniel McCranie joined Cypress in October 1993 as Vice President of Marketing and Sales. Prior to joining Cypress, from 1989 to 1993, Mr. McCranie was President and CEO of SEEQ Technology. Mr. McCranie also held the position of Vice President of Sales and Marketing for SEEQ for five years prior to becoming President and CEO. Previously, he held marketing and sales positions at Harris Semiconductor, AMD, American Microsystems and Signetics.

     Lothar Maier joined Cypress in July 1983 as Manufacturing Engineering Manager. Mr. Maier assumed full responsibility for Fab I in February of 1988, and held this position until the end of December 1990.

Mr. Maier was transferred to Cypress's subsidiary, Cypress Semiconductor (Minnesota), Inc. in January 1991 as subsidiary President. In addition, Mr. Maier was promoted to Vice President of Wafer Fabrication of Cypress in September, 1994 and relocated back to San Jose in the first half of 1996.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires Cypress's officers and directors, and persons who own more than ten percent of a registered class of the Cypress's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by SEC rules to furnish Cypress with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, Cypress believes that, during the fiscal year ended January 3, 1999, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows, as to (i) the Chief Executive Officer, and (ii) each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 in fiscal year 1998 (the "Named Executive Officers"), information concerning all reportable compensation awarded to, earned by or paid to each such individual for services to Cypress in all capacities during the three fiscal years ended January 3, 1999,

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                        ANNUAL COMPENSATION                   SECURITIES        ALL
                                    ---------------------------               UNDERLYING       OTHER
   NAME AND PRINCIPAL POSITION      YEAR   SALARY(1)   BONUS(2)    OTHER      OPTIONS(#)    COMPENSATION
   ---------------------------      ----   ---------   --------   -------    ------------   ------------
T.J. Rodgers......................  1998   $344,453    $58,238    $ 1,000(3)   200,000              --
  President, Chief Executive        1997   $327,626    $ 1,151    $12,199(4)   200,000        $  1,200(7)
  Officer and Director              1996   $278,976    $ 1,250    $ 2,500(3)   300,000              --
J. Daniel McCranie................  1998   $321,054    $57,937         --      192,000        $229,165(8)
  Vice President, Marketing and     1997   $288,263    $ 1,175         --       70,000        $    392(7)
  Sales                             1996   $259,345    $ 1,250         --       52,500        $    600(7)
Antonio R. Alvarez................  1998   $281,538    $39,680         --      135,000              --
  Vice President, Memory            1997   $228,261    $   993         --       52,000              --
  Products Division and Research    1996   $196,285    $ 1,250         --       94,500              --
  and Development
Lothar Maier......................  1998   $238,000    $45,728    $ 8,846(5)   128,000        $    230(7)
  Vice President, Worldwide         1997   $215,818    $   952    $17,808(6)    60,000        $    623(7)
  Wafer Manufacturing               1996   $180,265    $ 1,250    $88,027       52,500        $    454(7)
Emmanuel T. Hernandez.............  1998   $246,192    $86,485         --      233,000              --
  Vice President, Finance and       1997   $219,670    $   993         --      200,000        $    577(7)
  Administration, and               1996   $180,265    $ 1,250         --       52,500        $    600(7)
  Chief Financial Officer

---------------
(1) Compensation is included in the year earned.

(2) Includes cash bonus awarded to each employee under Cypress's New Product Bonus Plan in fiscal 1998. Fiscal 1998 bonuses include amounts earned under Cypress's 1998 Key Employee Bonus Plan by virtue of the success in accomplishing certain group- and individual-specific goals, in fiscal 1998. No bonuses were earned under the 1996 Key Employee Bonus Plan or 1997 Key Employee Bonus Plan; however, bonuses earned in the fourth quarter of fiscal 1995 were paid in fiscal 1996 and 1997 and were dependent upon each employee's continuous status as an employee of Cypress at the time of such payment.

(3) Represents cash bonuses of $1,000 and $2,500 earned and paid to Mr. Rodgers under Cypress's Patent Award Program in fiscal 1998 and 1996 respectively.

(4) Represents cash bonus of $1,500 earned and paid to Mr. Rodgers under Cypress's Patent Award Program as well as a 14-year service award of $10,699 paid to Mr. Rodgers in fiscal 1997.

(5) Represents cash payout of PTO earned by Mr. Maier of $8,846.

(6) Includes a cash bonus of $1,000 earned and paid to Mr. Maier under Cypress's Patent Award Program, a 14-year service award of $8,846 paid to Mr. Maier in fiscal 1997, and a cash payout of PTO earned by Mr. Maier of $7,962.

(7) Represents that portion of Cypress's contribution toward the purchase of computers made pursuant to its Computer Purchase Program, which is available to all employees.

(8) Represents forgiveness of a promissory note payable by Mr. McCranie to Cypress pursuant to the terms of the promissory note.

     The following tables set forth information with respect to the stock options granted to the Named Executive Officers under our stock option plan and the options exercised by such Named Executive Officers during the fiscal year ended January 3, 1999 and the options held by the Named Executive Officers at January 3, 1999.

     The Option Grants Table sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price of 5% and 10% from the date the option was granted to the end of the option term and does not represent our projection of future stock price performance. Actual gains, if any, on option exercises are dependent on the future performance of our common stock and overall market conditions.

                                             OPTION GRANTS IN FISCAL 1998
                                                  INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                                 ----------------------------------------------------      VALUE AT ASSUMED
                                  NUMBER OF      % OF TOTAL                              ANNUAL RATE OF STOCK
                                 SECURITIES       OPTIONS                               PRICE APPRECIATION FOR
                                 UNDERLYING      GRANTED TO                                   OPTION TERM
                                   OPTIONS      EMPLOYEES IN    EXERCISE   EXPIRATION   -----------------------
             NAME                GRANTED(1)    FISCAL YEAR(2)   PRICE(3)    DATE(4)       5%(5)        10%(5)
             ----                -----------   --------------   --------   ----------   ----------   ----------
T.J. Rodgers...................    200,000          3.24%       $ 8.3750    9/17/08     1,053,398    2,669,519
J. Daniel McCranie.............    160,000          3.11%         9.8750    1/30/08     1,162,197    2,945,236
                                    32,000                        8.3750    9/17/08
Antonio R. Alvarez.............    100,000          2.19%         8.9375    1/22/08       746,419    1,891,573
                                    35,000                        8.3750    9/17/08
Lothar Maier...................     50,000          2.07%        10.0000    2/12/08       725,273    1,837,983
                                    78,000                        8.3750    9/17/08
Emmanuel T. Hernandez(6).......    200,000          3.78%         8.7500    5/15/08     1,274,376    3,229,520
                                    33,000                        8.3750    9/17/08

---------------
(1) Options granted under Cypress's 1994 Stock Option Plan typically have a ten-year term, vest over a five-year period of employment and have an exercise price equal to market value on the date of grant.

(2) Options to purchase an aggregate of 6,162,000 shares of Common Stock of Cypress were granted to employees during the fiscal year ended January 3, 1999.

(3) The exercise price may be paid by check, cash or delivery of shares that are already owned.

(4) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated, upon the optionee's death or upon an acquisition of Cypress.

(5) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the ten-year option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect Cypress's estimate of future stock price appreciation. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of Cypress's Common Stock were to increase at such rates from the price at 1998 fiscal year end ($8.3125 per share) over the next ten years, the resulting stock prices at 5% and 10% appreciation would be $13.54 and $21.53, respectively.

(6) Mr. Hernandez was granted options to purchase 200,000 shares of Common Stock on October 23, 1997 with vesting over 8 years at the rate of 25,000 shares annually. In 1998, the stock option grant was cancelled and a replacement option to purchase 200,000 shares of Common Stock was issued with vesting every quarter beginning in July 1998 at the rate of 12,500 shares per quarter through October 2001. In addition to the 12,500 shares vesting quarterly, 25,000 shares vested in October 1998 and 75,000 shares will vest in October 2001.

                 AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND
                       FISCAL 1998 YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                SHARES                 OPTIONS AT FISCAL YEAR END        FISCAL YEAR END(1):
                              ACQUIRED ON    VALUE     ---------------------------   ---------------------------
            NAME               EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -----------   --------   -----------   -------------   -----------   -------------
T.J. Rodgers................         0      $      0    1,495,928       605,000      $2,348,419         $0
J. Daniel McCranie..........         0      $      0      257,756       281,220      $  103,347         $0
Antonio R. Alvarez..........         0      $      0      229,047       285,651      $  162,798         $0
Lothar Maier................    46,108      $184,404      197,488       263,996      $   15,506         $0
Emmanuel T. Hernandez.......         0      $      0      251,472       238,486      $   56,532         $0

---------------
(1) Calculated by determining the difference between the fair market value of the securities underlying the options at January 3, 1999 ($8.3125) and the exercise price of the options.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

  Overview and Philosophy

     The Compensation Committee of the Board of Directors has the responsibility to review compensation programs and benefits for Cypress's employees generally, and specifically for the executive officers of Cypress, and has exclusive authority to grant stock options to the executive officers of Cypress. Cypress applies a consistent philosophy to compensation for all employees including its executive officers, based on the premise that the achievements of Cypress result from the coordinated efforts of all individuals working toward common objectives. Cypress strives to achieve those objectives through teamwork that is focused on meeting the defined expectations of customers and stockholders.

  Goals of the Company's Compensation Program

     The goals of the Compensation Committee are to align executive compensation with business objectives and performance, and to enable Cypress to attract, retain and reward executive officers who contribute to the long-term success of Cypress. Cypress's compensation program for executive officers is based on the same principles applicable to compensation decisions for all employees of
Cypress:

          Competitive Levels of Compensation. Cypress is committed to providing a compensation program that helps attract and retain the best people in the industry. To ensure that pay is competitive, Cypress periodically reviews the compensation practices of other leading companies in the semiconductor industry. Cypress believes that its compensation levels fall within the median of industry compensation levels.

          Performance-Driven Rewards. Executive officers are rewarded based upon corporate performance, business unit performance and individual performance. Corporate performance and business unit performance are evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as sales, operating profit, performance relative to competitors and timely new product introductions. Individual performance is evaluated by measuring organization progress against set objectives.

          Performance and Compensation Feedback. At the beginning of the performance cycle, key quarterly and annual objectives are set for each officer. The CEO gives ongoing feedback on performance to each officer. At the end of the performance cycle, the Compensation Committee evaluates the extent to which the key objectives have been accomplished, which evaluation affects decisions on merit increases and stock option grants.

  Components of Cypress's Compensation Program

     Cypress's compensation program, which consists of cash- and equity-based compensation, allows Cypress to attract and retain highly skilled officers, provide useful products and services to customers, enhance stockholder value, motivate technological innovation and adequately reward its executive officers and other employees. The components are:

     CASH-BASED COMPENSATION:

          The Committee sets base salary for officers on the basis of level of responsibility, prior performance and other factors after reviewing the compensation levels for competitive positions in the market.

          Cypress has a New Product Bonus Plan under which it distributes to all employees, including executive officers, payments based on Cypress's achieving certain levels of new product revenue, plus attaining certain levels of profitability. Cypress believes that all employees share the responsibility of achieving revenue and profit levels. Under the New Product Bonus Plan, specific Cypress performance criteria must be met in each fiscal quarter for employees to be eligible for bonuses. For 1997, Cypress met these criteria only for the third quarter of fiscal year 1997. For 1998, Cypress met these criteria only for the third quarter of fiscal year 1998.

          Cypress adopted a Key Employee Bonus Plan effective at the beginning of fiscal year 1998, in which the Chief Executive Officer, Cypress's Vice Presidents and certain other key employees participated. Plan participants would earn bonuses (in each case a percentage of the participant's base salary) based on Cypress's achievement of a targeted level of sales and earnings per share, as well as success in accomplishing certain group and individual specific goals. In 1998 bonuses were paid for quarterly goal accomplishments, but there were no bonuses paid under the sales and earnings portions of the plans.

     EQUITY-BASED COMPENSATION:

          Stock options provide additional incentives to officers to work to maximize stockholder value. The options become exercisable over a defined period of employment with Cypress to encourage officers to continue in the employ of Cypress. In line with its compensation philosophy, Cypress grants stock options to all employees, commensurate with their potential contributions to Cypress. Stock options are included as part of the initial employment compensation package, and are also awarded for promotions and pursuant to the annual Evergreen Stock Program, which provides long-term incentives to virtually all employees based on performance and potential contributions.

  Compensation of the Chief Executive Officer

     T.J. Rodgers has been President and Chief Executive Officer of Cypress since its incorporation in 1982. In determining Mr. Rodgers' compensation, the Committee evaluates corporate performance, individual performance, compensation paid to other executive officers of Cypress and total compensation (including salary, bonus and equity compensation) paid to chief executive officers of comparable companies. In 1998, Mr. Rodgers' annualized salary was $344,453, and he received cash bonuses of $3,072 under the New Product Bonus Plan, a cash bonus of $1,000 under Cypress's Patent Award Program and a payment under the Key

Employee Bonus Plan of $40,069. A fundamental tenet of Cypress' compensation policy, particularly with respect to compensation of the CEO, is to link the level of compensation obtained to Cypress's performance as measured by profitability and long-term growth. One way that Cypress establishes this link is to award Mr. Rodgers with compensation in the form of options to purchase stock, since the market will reward superior Company performance by increasing the value of his equity and penalize unsatisfactory performance by diminishing or eliminating such value. Through his equity ownership in Cypress, which consisted of 828,946 shares of Common Stock and options to purchase 1,542,594 shares of Common Stock as of the Record Date, Mr. Rodgers shares with the other stockholders of Cypress a significant stake in the success of Cypress's business. A second way that Cypress establishes the link between Company performance and level of compensation is by its bonus plan, which awards variable compensation based to a substantial degree on an objective measure of Cypress's profitability and long-term growth. It is the philosophy of Cypress and this Committee to bias compensation toward this kind of variable compensation as well as equity awards, meaning that when Cypress performs well, as principally indicated by profitability, employees, and in particular the CEO, will be very well compensated, to a level which may exceed the median of industry compensation levels. When Cypress's performance is below target levels, however, variable compensation will be limited or non-existent and equity compensation will not attain the same value, meaning that the CEO's overall compensation package may well be below industry median levels. During fiscal year 1998, Cypress failed to achieve its targeted levels of sales and earnings per share as set forth in the fiscal year 1998 key employee bonus plan. Consistent with these objectives in 1998, Mr. Rodgers was not awarded a bonus under the Sales and EPS portions of the Plan. Mr. Rodgers did receive bonuses in fiscal year 1998 for accomplishments under the quarterly goals portion of the plan.

                                          COMPENSATION COMMITTEE OF THE
                                          BOARD OF DIRECTORS
                                          -- John E. Lewis
                                          -- Eric A. Benhamou

  Compensation Committee Interlocke and Insider Participation

     No member of the Compensation Committee was or is an officer or employee of Cypress.

                        COMPANY STOCK PRICE PERFORMANCE

     The following graph shows a five-year comparison of cumulative total return for Cypress's stock, the Standard & Poor's 500 Stock Index and the S&P Electronic Index for Semiconductor and Component Manufacturers.

                   COMPARISON OF FIVE YEAR CUMULATIVE RETURN*

              CYPRESS SEMICONDUCTOR
                      CORP.                    S&P 500          S&P ELECTRONICS
              ---------------------            -------          ---------------
JAN-94               100                         100                  100
JAN-95               171                         101                  120
JAN-96               187                         139                  163
DEC-96               215                         171                  298
DEC-97               128                         229                  316
JAN-99               123                         294                  528

                                                                               -
* Assumes $100 invested on January 3, 1994 in each investment. Total return assumes reinvestment of dividends. Past results are not an indication of future investment returns.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Cypress's Common Stock as of March 15, 1999 (the most recent practicable date) by (i) each person who is known by Cypress to own beneficially more than 5% of Cypress's Common Stock, (ii) each of Cypress's directors, (iii) Cypress's Chief Executive Officer and each of the four other most highly compensated individuals who served as executive officers of Cypress at fiscal year end (the "Named Officers") and (iv) all individuals who served as directors or executive officers at fiscal year end as a group:

                                                              SHARES BENEFICIALLY OWNED
                                                              --------------------------
          DIRECTORS, OFFICERS AND 5% STOCKHOLDERS               NUMBER          PERCENT
          ---------------------------------------             -----------      ---------
DIRECTORS
  T.J. Rodgers(1)...........................................   2,418,101         2.46%
  Fred B. Bialek(2).........................................     345,836            *
  Eric A. Benhamou(3).......................................     112,000            *
  John C. Lewis(4)..........................................     124,000            *
  Alan F. Shugart(5)........................................         -0-            *
NAMED OFFICERS
  J. Daniel McCranie(6).....................................     339,215            *
  Antonio R. Alvarez(7).....................................     254,141            *
  Emmanuel T. Hernandez(8)..................................     290,671            *
  Lothar Maier(9)...........................................     279,439            *
All directors and executive officers at fiscal year end as a group
  (9 persons)(10)...........................................   4,163,423         4.24%

---------------
  *  Less than 1%.

 (1) Mr. Rodgers is also President and Chief Executive Officer of Cypress. Includes 828,946 shares held directly and options to purchase 1,542,594 shares of Common Stock exercisable within 60 days of the Record Date. Also includes 46,561 shares of Common Stock issuable upon conversion of $1,100,000 of Cypress's 6% Convertible Subordinated Notes due 2002.

 (2) Represents options to purchase 345,836 shares of Common Stock exercisable within 60 days of the Record Date.

 (3) Represents options to purchase 112,000 shares of Common Stock exercisable within 60 days of the Record Date.

 (4) Represents options to purchase 124,000 shares of Common Stock exercisable within 60 days of the Record Date.

 (5) Mr. Shugart was granted options to purchase 80,000 shares of Common Stock upon joining Cypress's Board of Directors on September 2, 1998 and does not have any options exercisable within 60 days of the Record Date.

 (6) Includes 48,049 shares held directly. Also includes options held by Mr. McCranie to purchase 291,166 shares of Common Stock exercisable within 60 days of the Record Date.

 (7) Represents options to purchase 254,141 shares of Common Stock exercisable within 60 days of the Record Date.

 (8) Includes 1,003 shares held directly and 12,232 shares transferred to his children. Also includes options held by Mr. Hernandez to purchase 277,436 shares of Common Stock exercisable within 60 days of the Record Date.

 (9) Includes 60,081 shares held directly. Also includes options held by Mr. Maier to purchase 219,358 shares of Common Stock exercisable within 60 days of the Record Date.

(10) Includes 950,331 shares held directly by executive officers and directors of Cypress. Also includes options to purchase an aggregate of 3,166,531 shares of Common Stock exercisable within 60 days of the Record Date and 46,561 shares of Common Stock issuable upon conversion of T.J. Rodger's holdings of $1,100,000 of Cypress's 6% Convertible Subordinated Notes due 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1993, J. Daniel McCranie, Vice President of Marketing and Sales, incurred $210,000 of indebtedness to Cypress, which indebtedness bore interest at 4% per annum and was unsecured. In 1995, Cypress and Mr. McCranie agreed to extend the length of time that such indebtedness was payable by two years, such that the indebtedness was due on October 7, 1998, provided that in the event Mr. McCranie was still employed by Cypress on October 7, 1998, the promissory note would be canceled and the indebtedness forgiven. Consistent with its terms, the promissory note was cancelled on October 7, 1998 as Mr. McCranie was and still continues to serve as employee of Cypress.

     On April 1, 1998 Cypress entered into a one-year consulting agreement with Fred B. Bialek, a member of Cypress's Board of Directors. In addition to his compensation as a member of the Board, Mr. Bialek will be paid an annualized fixed retainer of $290,000. Prior to its expiration, the consulting agreement is terminable by either Cypress or Mr. Bialek 30 days following written notice of such termination.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                              PAGE
                                                              ----
(1) FINANCIAL STATEMENTS
     Consolidated Balance Sheets at January 3, 1999 and
      December 29, 1997.....................................    29
     Consolidated Statements of Operations for the three
      years ended January 3, 1999...........................    30
     Consolidated Statements of Stockholders' Equity for the
      three years ended January 3, 1999.....................    31
     Consolidated Statements of Cash Flows for the three
      years ended January 3, 1999...........................    32
     Notes to Consolidated Financial Statements.............    33
     Report of Independent Accountants......................    50
(2) FINANCIAL STATEMENT SCHEDULE
     Schedule II -- Valuation and qualifying accounts and
      reserves..............................................   S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) EXHIBITS

     EXHIBIT
      NUMBER                             DESCRIPTION
    ----------                           -----------
     2.1(8)      Amendment and Plan of Reorganization by and among Cypress
                 Semiconductor, CY Acquisition Corporation and IC WORKS.
     3.1(1)      Restated Certificate of Incorporation, as amended.
     3.2(2)      Certificate of Amendment of Restated Certificate of
                 Incorporation, as amended.
     3.3(1)      Bylaws, as amended.
     4.1(5)      Lease dated April 12, 1996 between Cypress Semiconductor and
                 BNP Leasing Corporation.
     4.2(5)      Credit Agreement dated July 24, 1996 between Cypress
                 Semiconductor and Bank of America National Trust.
     4.3(5)      First Amendment to Credit Agreement dated October 10, 1996 between Cypress Semiconductor and Bank of America National
                 Trust.
     4.4(5)      Second Amendment to Credit Agreement dated October 10, 1996 between Cypress Semiconductor and Bank of America National
                 Trust.
     4.5(6)      Indenture dated as of September 15, 1997, between Cypress
                 Semiconductor and State Street Bank and Trust Company of
                 California, N.A. as Trustee, including the form of note.
    10.1(1)(7)   Form of Indemnification Agreement.
    10.2(3)(7)   1994 Stock Option Plan.
    10.3(9)      Employee Qualified Stock Purchase Plan, as amended.
    10.4(7)      Bialek Consulting Agreement.
    10.5(7)      Cypress Semiconductor Corporation 1998 Key Employee Bonus
                 Plan Agreement.
    21.1         Subsidiaries of Cypress Semiconductor.
    23.1         Consent of Independent Accountants.
    24.1         Power of Attorney (see page 62).
    27.1         Financial Data Schedule.

---------------
(1) Previously filed as an exhibit to Registration Statement on Form S-1 (No. 33-12153) which became effective on March 4, 1987 and incorporated herein by reference.

(2) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended December 28, 1992.

(3) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended January 3, 1994.

(4) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended January 2, 1995.

(5) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended December 30, 1996.

(6) Previously filed as an exhibit to Cypress's Registration Statement on Form S-3 dated December 19, 1997.

(7) Management compensatory plan, contract or arrangement.

(8) Previously filed as an exhibit to Cypress's Report on Form 8-K dated February 12, 1999

(9) Previously filed as an exhibit to Cypress's Registration statement on Form S-8 dated December 10, 1998.

(b) REPORTS ON FORM 8-K

    Item Reported                                ITEM 5. Other Events
    Financial Statements Filed                   None
    Date of Filing                               November 23, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 15th day of March 1999.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                  TITLE                         DATE
              ---------                                  -----                         ----
          /s/ T. J. RODGERS              President, Chief Executive Officer       March 24, 1999
-------------------------------------      and Director (Principal Executive
            T. J. Rodgers                  Officer)

       /s/ EMMANUEL HERNANDEZ            Chief Financial Officer Vice             March 24, 1999
-------------------------------------      President, Finance and
         Emmanuel Hernandez                Administration (Principal Financial
                                           and Accounting Officer)

          /s/ ERIC BENHAMOU              Chairman of the Board of Directors       March 24, 1999
-------------------------------------
            Eric Benhamou

         /s/ FRED B. BIALEK              Director                                 March 24, 1999
-------------------------------------
           Fred B. Bialek

          /s/ JOHN C. LEWIS              Director                                 March 24, 1999
-------------------------------------
            John C. Lewis

           /s/ AL SHUGART                Director                                 March 24, 1999
-------------------------------------
             Al Shugart

                                                                     SCHEDULE II

                       CYPRESS SEMICONDUCTOR CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     CHARGED TO    CHARGED TO
                                       BEGINNING       COSTS         OTHER                      ENDING
             DESCRIPTION                BALANCE     AND EXPENSES    ACCOUNTS    DEDUCTIONS     BALANCE
             -----------               ----------   ------------   ----------   -----------   ----------
1996
Allowance for sales returns and
  doubtful accounts..................  $2,828,000    $1,779,000     $     --    $  (720,000)  $3,887,000

1997
Allowance for sales returns and
  doubtful accounts..................  $3,887,000    $       --     $     --    $  (363,000)  $3,524,000

1998
Allowance for sales returns and
  doubtful accounts..................  $3,524,000    $       --     $410,000    $(2,316,000)  $1,618,000

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                             DESCRIPTION
    ----------                           -----------
     2.1(8)      Amendment and Plan of Reorganization by and among Cypress
                 Semiconductor, CY Acquisition Corporation and IC WORKS.
     3.1(1)      Restated Certificate of Incorporation, as amended.
     3.2(2)      Certificate of Amendment of Restated Certificate of
                 Incorporation, as amended.
     3.3(1)      Bylaws, as amended.
     4.1(5)      Lease dated April 12, 1996 between Cypress Semiconductor and
                 BNP Leasing Corporation.
     4.2(5)      Credit Agreement dated July 24, 1996 between Cypress
                 Semiconductor and Bank of America National Trust.
     4.3(5)      First Amendment to Credit Agreement dated October 10, 1996 between Cypress Semiconductor and Bank of America National
                 Trust.
     4.4(5)      Second Amendment to Credit Agreement dated October 10, 1996 between Cypress Semiconductor and Bank of America National
                 Trust.
     4.5(6)      Indenture dated as of September 15, 1997, between Cypress
                 Semiconductor and State Street Bank and Trust Company of
                 California, N.A. as Trustee, including the form of note.
    10.1(1)(7)   Form of Indemnification Agreement.
    10.2(3)(7)   1994 Stock Option Plan.
    10.3(9)      Employee Qualified Stock Purchase Plan, as amended.
    10.4(7)      Bialek Consulting Agreement.
    10.5(7)      Cypress Semiconductor Corporation 1998 Key Employee Bonus
                 Plan Agreement.
    21.1         Subsidiaries of Cypress Semiconductor.
    23.1         Consent of Independent Accountants.
    24.1         Power of Attorney (see page 62).
    27.1         Financial Data Schedule.

---------------
(1) Previously filed as an exhibit to Registration Statement on Form S-1 (No. 33-12153) which became effective on March 4, 1987 and incorporated herein by reference.

(2) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended December 28, 1992.

(3) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended January 3, 1994.

(4) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended January 2, 1995.

(5) Previously filed as an exhibit to Cypress's Annual Report on Form 10-K for the fiscal year ended December 30, 1996.

(6) Previously filed as an exhibit to Cypress's Registration Statement on Form S-3 dated December 19, 1997.

(7) Management compensatory plan, contract or arrangement.

(8) Previously filed as an exhibit to Cypress's Report on Form 8-K dated February 12, 1999

(9) Previously filed as an exhibit to Cypress's Registration Statement on Form S-8 dated December 10, 1998.