Form 10-Q
period 1999-04-04
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-05-19
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 4, 1999 or

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  April 4, 1999 (all one class):  103,603,000
                  -----------------------------------------------

                        CYPRESS SEMICONDUCTOR CORPORATION

                                   FORM 10-Q
                          Quarter Ended April 4, 1999

                                      Index


                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets..............................  3

          Condensed Consolidated Statements of Operations....................  5

          Condensed Consolidated Statements of Cash Flows....................  6

          Notes to Condensed Consolidated Financial Statements...............  7

Item 2. Management's Discussion and Analysis of Financial Condition.......... 19


Part II -- OTHER INFORMATION
----------------------------

Item 1. Legal Proceedings.................................................... 36

Item 6. Exhibits and Reports on Form 8-K..................................... 36

Signatures................................................................... 37



                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)



                                                                                 April 4,         January 3,
                                                                                   1999              1999
                                                                                ----------        ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents................................................       $ 182,648         $ 142,102
  Short-term investments...................................................          42,396            18,459
                                                                                 ----------        ----------
  Total cash, cash equivalents and short-term investments..................         225,044           160,561
  Accounts receivable, net of allowances of $3,172 at April 4, 1999
    and $3,050 at January 3, 1999..........................................          80,004            68,955
  Inventories..............................................................          70,198            65,096
  Other current assets.....................................................          18,001            14,372
                                                                                 ----------        ----------
          Total current assets                                                      393,247           308,984
Property, plant and equipment (net)........................................         338,707           348,936
Other assets including restricted cash of $59,226 and $59,741
   and long-term marketable securities of $42,276 and $57,046..............         107,568           125,011
                                                                                 ----------        ----------
              Total assets.................................................       $ 839,522         $ 782,931
                                                                                 ==========        ==========






     See accompanying notes to condensed consolidated financial statements.




                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                 April 4,         January 3,
                                                                                   1999              1999
                                                                                 ----------        ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................      $   54,972        $   53,932
  Accrued liabilities......................................................          44,067            33,145
  Deferred income on sales to distributors.................................          13,899            13,300
  Income taxes payable.....................................................          14,151            13,591
                                                                                 ----------        ----------
      Total current liabilities............................................         127,089           113,968
  Convertible subordinated notes...........................................         160,000           160,000
  Other long-term liabilities..............................................           7,690            10,240
                                                                                 ----------        ----------
      Total liabilities....................................................         294,779           284,208
                                                                                 ----------        ----------


Commitments and Contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized;
    none issued and outstanding............................................             --                --
  Common stock, $0.01 par value, 250,000 shares authorized;
    109,586; 103,603 and 96,298 outstanding at
    April 4, 1999 and January 3, 1999, respectively........................           1,096             1,096
  Additional paid-in capital...............................................         475,982           481,640
  Notes receivable.........................................................          (7,892)               --
  Retained earnings........................................................         156,073           180,625
                                                                                 ----------        ----------
                                                                                    625,259           663,361
  Less shares of common stock held in treasury at cost:
    5,983 shares at April 4, 1999 and 13,288 shares at January 3, 1999.....         (80,516)         (164,638)
                                                                                 ----------        ----------
      Total stockholders' equity...........................................         544,743           498,723
                                                                                 ----------        ----------
          Total liabilities and stockholders' equity.......................       $ 839,522         $ 782,931
                                                                                 ==========        ==========




     See accompanying notes to condensed consolidated financial statements.



                        CYPRESS SEMICONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                 --------------------------


                                                                                 April 4,          March 30,
                                                                                   1999              1998
                                                                                 ---------         ---------

Revenues...................................................................      $ 151,591         $ 132,153
                                                                                 ---------         ---------
Costs and expenses:
  Cost of revenues.........................................................         88,803           125,320
  Research and development.................................................         30,950            27,021
  Selling, general and administrative......................................         23,439            23,772
  Restructuring and merger costs...........................................             31            58,896
                                                                                  --------          --------
      Total operating costs and expenses...................................        143,223           235,009
                                                                                  --------          --------

Operating income (loss)....................................................          8,368          (102,856)
Interest expense...........................................................         (2,323)           (2,986)
Interest and other income..................................................          3,096               108
                                                                                  --------          --------
Income (loss) before income taxes..........................................          9,141          (105,734)
(Provision) benefit for income taxes.......................................           (457)            9,979
                                                                                  --------          --------
Net income (loss)..........................................................        $ 8,684         $ (95,755)
                                                                                  ========          ========
Net income (loss) per share:
  Basic....................................................................        $  0.09         $   (0.93)
  Diluted..................................................................        $  0.09         $   (0.93)

Shares used in per share calculations:
  Basic....................................................................         97,319           102,537
  Diluted..................................................................        100,916           102,537








     See accompanying notes to condensed consolidated financial statements.



                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                 ---------------------------
                                                                                 April 4,          March 30,
                                                                                   1999              1998
                                                                                 ---------         ---------
Cash flow from operating activities:
  Net income (loss)........................................................      $   8,684        $  (95,755)
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization..........................................         27,452            29,752
    Restructuring charges (reversals)......................................         (3,710)           58,896
    Other non-recurring costs..............................................             --             8,827
    Non-cash interest and amortization of debt issuance costs..............            266             2,873
Changes in operating assets and liabilities:
  Accounts receivable......................................................        (13,407)            7,373
  Inventories..............................................................         (5,102)           10,819
  Other assets.............................................................           (810)          (10,628)
  Accounts payable and accrued liabilities.................................          5,702            (1,750)
  Deferred income..........................................................            822               469
  Income taxes payable.....................................................            560            (1,088)
                                                                                ----------        ----------
      Net cash flow generated from operating activities....................         20,457             9,788
                                                                                ----------        ----------
Cash flow from investing activities:
  Purchase of investments..................................................        (22,898)          (40,137)
  Sale or maturities of investments........................................         13,731            38,603
  Acquisition of property, plant and equipment.............................        (12,299)          (29,782)
  Proceeds from the sale of equipment......................................          6,823                34
                                                                                ----------        ----------
      Net cash flow used for investing activities..........................        (14,643)          (31,282)
                                                                                ----------        ----------
Cash flow from financing activities:
  Repurchase of common stock...............................................             --            (2,106)
  Borrowings from line of credit...........................................             --            (1,560)
  Re-issuance of treasury shares...........................................         45,023             7,721
  Issuance of notes to employees...........................................         (7,892)               --
  Other long-term liabilities, including minority interest.................         (2,399)             (662)
                                                                                ----------        ----------
      Net cash flow generated by financing activities......................         34,732             3,393
                                                                                ----------        ----------
Net increase (decrease) in cash and cash equivalents.......................         40,546           (18,101)
Cash and cash equivalents, beginning of year...............................        142,102           157,468
                                                                                ----------        ----------
Cash and cash equivalents, end of quarter..................................      $ 182,648         $ 139,367
                                                                                ==========        ==========
     See accompanying notes to condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended April 4, 1999
                                   (Unaudited)


NOTE 1 -- INTERIM STATEMENTS
----------------------------

     In the opinion of management of Cypress Semiconductor Corporation ("Cypress"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. While Cypress believes that the disclosures are adequate to make the information not misleading, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended January 3, 1999 included in Cypress's 1998 Annual Report on Form 10-K.

     Beginning with its 1998 fiscal year-end, Cypress ended its fiscal months, quarters and years on Sundays, rather than Mondays, bringing its fiscal period ends in line with predominant industry practice. This change did not have a significant effect on Cypress's condensed consolidated financial statements for the three-month period ended April 4, 1999 as compared to the three-month period ended March 30, 1998. For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three-month period ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -- MERGER-RELATED ACTIVITY
---------------------------------

     On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated ("ICW"), which was accounted for as a pooling of interests. The consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW are different. ICW has changed its fiscal year-end to coincide with that of Cypress. The condensed consolidated statements of operations for the three months ended April 4, 1999 and the three months ended March 30, 1998 combine Cypress's consolidated statements of operations for the three month periods ended April 4, 1999 and March 30, 1998 and ICW's consolidated statements of operations for the corresponding three month periods ended April 3, 1999 and March 28, 1998.

     The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are presented below.


     Three months ended April 4, 1999:
     ---------------------------------

                                                                Cypress         ICW          Total
                                                               ---------     ---------     ---------
                                                                          (In thousands)
                  Total revenue...........................     $ 130,380     $  21,211     $ 151,591
                  Net income..............................     $   5,962     $   2,722     $   8,684



     Three months ended March 30, 1998:
     ----------------------------------

                                                                Cypress         ICW          Total
                                                               ---------     ---------     ---------
                                                                          (In thousands)
                  Total revenue...........................     $ 116,953     $  15,200     $ 132,153
                  Net loss................................     $ (93,973)    $  (1,782)    $ (95,755)


     Through April 4, 1999, Cypress has recorded aggregate merger-related transaction costs of $3.7 million. These charges, which consist primarily of investment banking and other professional fees, have been included in restructuring and merger costs.


NOTE 3 -- INVENTORIES
---------------------

                                                               April 4,     January 3,
                                                                 1999          1999
                                                              ---------      --------
                                                                   (In thousands)
                  Raw materials...........................     $  8,231      $  8,939
                  Work-in-process.........................       39,005        35,399
                  Finished goods..........................       22,962        20,758
                                                               --------      --------
                            Total.........................     $ 70,198      $ 65,096
                                                               ========      ========

NOTE 4 -- EARNINGS PER SHARE
----------------------------

     Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potential dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.


                                                April 4, 1999                   March 30, 1998
                                       -----------------------------   -------------------------------
                                                           Per-Share                         Per-Share
                                        Income    Shares    Amount       Loss     Shares       Amount
                                       --------  --------  ---------   --------   -------    ---------
                                                    (In thousands, except per share amounts)
         Basic EPS:
           Net income (loss)......     $ 8,684    97,319    $ 0.09     $(95,755)   102,537    $ (0.93)
         Effects of dilutive
         securities:
           Stock options..........          --     3,597                      --        --
                                      --------   --------  ---------    --------   -------   ---------
         Diluted EPS:
           Net income (loss)......     $ 8,684   100,916    $ 0.09     $(95,755)   102,537    $ (0.93)
                                       =======   =======   =========   =========   =======   =========


     At April 4, 1999 and March 30, 1998, options to purchase 18,047,000 and 22,848,000 shares, respectively, of common stock were outstanding but were excluded from the computation of diluted EPS. Options were excluded from the calculation at April 4, 1999 because the exercise prices were greater than the average market price of common shares during the quarter. Due to losses incurred by Cypress during the first quarter of 1998, all options were excluded from the diluted EPS calculation. Convertible debentures outstanding at April 4, 1999 and March 30, 1998 convertible to 6,772,000 and 7,408,000 shares, respectively, of common stock were also excluded from diluted EPS as their effect was anti-dilutive.

NOTE 5 -- RESTRUCTURING AND OTHER NON-RECURRING COSTS
-----------------------------------------------------


   1998 Restructuring and Other Non-recurring Costs
   ------------------------------------------------

     In March 1998, Cypress implemented an overall cost reduction plan and recorded a $57.1 million restructuring reserve. The restructuring entailed:


     o    The  shutdown  of  Fab  3,  located  in  Bloomington,   Minnesota  and
          consolidation of parts of Fab 3 operations with other operations of Cypress.

     o The discontinuance of the 0.6 micron 256k Static Random Access Memory ("SRAM") production in Fab 2 located in Texas.

     o The conversion of an existing research and development fab located in San Jose (Fab 1) to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

     o    The  transfer of Cypress's  test  operations  from its  subcontractor,
          Alphatec,   in  Thailand  to  Cypress's  production  facility  in  the
          Philippines.

     The restructuring activities described above include the termination of approximately 850 employees primarily from manufacturing both at Cypress and at Alphatec.

     Separate from the restructuring charge, Cypress recorded additional charges of $27.3 million, which were recorded as operating expenses in the first quarter of 1998. These charges were for inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

     The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. These costs were written off to cost of sales. There were no capitalized pre-operating costs subsequent to the first quarter of 1998.

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

     The following tables set forth charges taken against the reserve during the quarter ended April 4, 1999 and Cypress's 1998 restructuring expense and charges taken against the reserve from the date the restructuring commenced through April 4, 1999, respectively.


                                                                   Balance                                Balance
                                                                  January 3,                              April 4,
                                                                     1999        Utilized       Other       1999
                                                                    -------       -------      -------     -------
                                                                                   (In thousands)
         Severance and other employee related charges(1), (2).      $ 2,309       $   (54)     $(2,255)    $    --
         Other fixed asset related charges(1).................        3,030            --         (520)      2,510
         Provision for phase-down and consolidation of
           manufacturing facilities(1)........................          339            --         (339)         --
                                                                    -------       -------      -------     -------
                   Total......................................      $ 5,678       $   (54)     $(3,114)    $ 2,510
                                                                    =======       =======      =======     =======


                                                                      1998                                 Balance
                                                                  Restructuring                            April 4,
                                                                     Expense     Utilized       Other       1999
                                                                     -------      -------      -------     -------
                                                                                   (In thousands)
         Write-down of inventory(1)...........................       $ 3,250      $(3,250)     $    --     $    --
         Severance and other employee related charges(1), (2).         5,334       (2,234)      (3,100)         --
         Other fixed asset related charges(1).................         3,030           --         (520)      2,510
         Provision for phase-down and consolidation of
           manufacturing facilities(1)........................           976         (637)        (339)         --
                                                                     -------      -------      -------     -------
                   Total......................................       $12,590      $(6,121)     $(3,959)    $ 2,510
                                                                     =======      =======      =======     =======

----------

(1) Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.
(2) The amount utilized represents cash payments related to severance of approximately 850 employees.

     During the quarter ended April 4, 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed $0.7 million of fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

     Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with our restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is evaluating alternatives to achieve its eight-inch conversion plan for its R&D facility and should have resolution in the first half of 1999. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned. Cypress continues its efforts to dispose of assets held for sale impacted by restructuring activities and expects to recover the originally determined salvage value for those assets.


   1997 Restructuring Costs
   ------------------------

     During the fourth quarter of 1997, Cypress (ICW) made a decision to shut down its wafer fabrication business located in San Jose. In connection with the exit of the wafer fabrication business, Cypress (ICW) recorded a restructuring charge of $9.9 million related to the impairment of assets ($3.9 million), non-cancelable operating lease commitments ($3.6 million), costs associated with a reduction in work force ($0.2 million) and other transaction costs ($2.2 million). The other transaction costs related primarily to inventory write-offs, expenses incurred to remove and return leased equipment and brokerage and professional fees.

     The following tables set forth charges taken against the reserve during the quarter ended April 4, 1999 and Cypress's (ICW's) 1997 restructuring expense and charges taken against the reserve from the date the restructuring commenced through April 4, 1999, respectively. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining will be utilized by March 2000 when the operating lease commitments end.


                                                                    Balance                    Balance
                                                                   January 3,                  April 4,
                                                                     1999        Utilized        1999
                                                                    -------       -------      -------
                                                                             (In thousands)
         Operating lease costs(1).............................      $ 2,332      $   (522)     $ 1,810
         Severance and other employee related charges(1)......           60           (60)          --
         Transaction and other costs(1).......................           --            --           --
                                                                    -------       -------      -------
                   Total......................................      $ 2,392       $  (582)     $ 1,810
                                                                    =======       =======      =======


                                                                       1997                    Balance
                                                                   Restructuring               April 4,
                                                                      Expense     Utilized       1999
                                                                     ---------    -------      -------
                                                                             (In thousands)
         Operating lease costs(1).............................      $    3,615    $(1,805)     $ 1,810
         Severance and other employee related charges(1)......             207       (207)          --
         Transaction and other costs(1).......................           2,164     (2,164)          --
                                                                     ---------    -------      -------
                   Total......................................       $   5,986    $(4,176)     $ 1,810
                                                                     =========    =======      =======

----------

(1) Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.


NOTE 6 -- EQUITY AND DEBT TRANSACTIONS
--------------------------------------

    During the first quarter of 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress can, over the next two years, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total dollar amount of $300.0 million dollars. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7,227,000 shares of common stock. Cypress was required to sell 4,669,000 shares of common stock to cure tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Cypress received approximately $33.8 million proceeds, net of issuance costs, from the sale of these shares. The remaining 2,558,000 shares were sold by the underwriters of the offering.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loan program was initiated to reduce the number of tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares or within thirty days of the date the individual ceases to be an employee of Cypress. The loans bear interest and are secured by Cypress common shares. At April 4, 1999, loans receivable under this program totaled $7.9 million.

     During 1997, Cypress (ICW) entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan became due simultaneously with the merger of Cypress and ICW and was repaid in April 1999. Also during 1997, Cypress (ICW) issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of April 4, 1999, a total of $4.4 million was payable under the notes.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares were repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program to cure the tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. The repurchased shares have been and are expected to continue to be used in conjunction with Cypress's 1994 Stock Option Plan and Employee Stock Purchase Plan. During 1998, Cypress reissued 1,782,000 of common stock under such plans. During Q1 1999, Cypress reissued a total of 7,305,000 shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997 and 1998 plan and repurchase programs prior to 1997.

     In conjunction with the authorized stock repurchase program, Cypress sold put warrants through private placements for which Cypress received a net amount of $3.2 million through April 4, 1999. Cypress has a maximum potential obligation to purchase 250,000 shares of its common stock at an aggregate price of $2.5 million as of April 4, 1999. The puts expire May 20, 1999. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. It is Cypress's intent to settle these put warrants with stock, if necessary and therefore, no amount was classified out of stockholders' equity in the accompanying consolidated balance sheets.

     During 1997, Cypress (ICW) had a revolving line of credit with a bank totaling up to $6.5 million. The line of credit, which had an original expiration in March 1999, was renewed in December 1998. Under the terms of the renewal, Cypress can borrow up to $6.0 million at a rate of prime plus 1.25% through December 1999. The agreement contains certain financial covenants, with which Cypress was in compliance with at April 4, 1999. Cypress did not have any borrowings against the line of credit as of April 4, 1999. In July 1996, Cypress established a three-year $100.0 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. During 1998, Cypress cancelled the line of credit.


NOTE 7 -- IMPACT OF LITIGATION
------------------------------

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

     During 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress has infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. In return, EMI has agreed to withdraw two of the four patents from the lawsuit, including the patent related to the licensing agreement. Cypress has reviewed the charges related to the remaining two patents and believes that these charges are without merit, that it does not infringe the patents in question and that the patents are invalid and/or unenforceable. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. Cypress will vigorously defend itself in these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

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

     In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"), asking for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In December 1997, in a related case, the United States District Court for the Eastern District of Virginia preliminarily ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. Dr. Li has the right to file an appeal, although no such appeal had been filed as of May 18, 1999. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

     On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California ("Superior Court") in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by the Cypress's officers. On May 4 1999, the Superior Court granted a summary judgement motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. Cypress plans to appeal the decision. However, the results of litigation are unpredictable. Cypress believes that this action, regardless of its outcome, will have little, if any effect on Cypress's consolidated financial position or results of operations.

     In June 1998, Cypress was contacted by Lucent Technologies ("Lucent") regarding the infringement of four or more patents owned by Lucent. Subsequently, Cypress has notified Lucent that Lucent has infringed on one of Cypress's patents. In March 1999, Cypress and Lucent signed a patent cross-license agreement covering essentially all semiconductor patents of both companies. The terms of this cross-license agreement will have little, if any effect on Cypress's consolidated financial position or results of operations.


NOTE 8 -- COMPREHENSIVE INCOME
------------------------------

     In fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Cypress adopted this statement as of the first quarter of 1998 and has determined that it does not have any changes in equity (net assets) from non-owner sources.


NOTE 9 -- SEGMENT REPORTING
---------------------------

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

     The tables below set forth information about the reportable segments for the three month periods ended April 4, 1999 and March 30, 1998. Cypress does not allocate income taxes or non-recurring items to segments.

Business Segment Net Revenues
-----------------------------

                                                                 Three Months Ended
                                                                 April 4,   March 30,
                                                                   1999       1998
                                                                 --------   --------
                                                                   (In thousands)
                  Memory....................................     $ 58,253   $ 49,059
                  Non-memory................................       93,338     83,094
                                                                 --------   --------
                    Total consolidated revenues.............     $151,591   $132,153
                                                                 ========   ========

Business Segment Profit (Loss)
------------------------------

                                                                   Three Months Ended
                                                                 April 4,      March 30,
                                                                   1999          1998
                                                                ----------    ----------
                                                                     (In thousands)
                  Memory....................................   $   (6,523)    $(42,286)
                  Non-memory................................       14,860       (1,674)
                  Restructuring and merger costs............           31      (58,896)
                  Interest income and other.................        3,096          108
                  Interest expense..........................       (2,323)      (2,986)
                                                               ----------    ----------
                 Income (loss) before provision for income
                   taxes......................                 $    9,141    $(105,734)
                                                               ==========    ==========


NOTE 10 -- RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations and stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2000, are not expected to have a material effect on Cypress's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended April 4, 1999


     All references are to Cypress's fiscal quarters ended April 4, 1999 ("Q1 1999") and March 30, 1998 ("Q1 1998), unless otherwise indicated. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report.


RESULTS OF OPERATIONS
---------------------

   Revenues
   --------

      Revenues for Q1 1999 were $151.6 million, an increase of $19.4 million or 14.7% compared to revenues of $132.2 million for Q1 1998. Cypress derives its revenues from the sale of Memory Products and Non-memory Products.

     Sales from Memory Products include Static Random Access Memories ("SRAMs") and multichip modules. Revenues from the sale of Memory Products for Q1 1999 increased $9.2 million or 18.7% over revenues from the sale of these products for Q1 1998. From Q1 1998 to Q1 1999, sale of SRAMs increased $8.9 million or 19.1% and multichip module sales increased $0.3 million or 11.8%. The rise in Memory Product revenues, as compared to Q1 1998 resulted from both higher average selling prices ("ASPs") and an increase in unit sales. ASPs were stable during the last three quarters of fiscal 1998 and increased during Q1 1999.

     Non-memory Products include computer products, data communication devices, non-volatile memory devices and programmable logic products. Non-memory Products also include foundry revenues. Foundry revenues represent the sale of wafers to customers. Revenues from the sale of Non-memory Products increased $10.2 million or 12.3% comparing Q1 1999 to Q1 1998. The growth related primarily to increases in computer products of $10.9 million or 35.3%, data communication devices of $2.5 million or 8.6%, and non-volatile memory devices of $0.3 million or 4.0%. A decrease in the sale of programmable logic products of $2.0 million or 18.3% partially offset the increases. Additionally, a decline in foundry revenues of $1.5 million or 26.5% contributed to the overall change. The revenue growth in computer products from Q1 1998 to Q1 1999 was primarily a result of the expansion in the motherboard clock business. Both higher unit sales and ASPs contributed to the increase in data communication device revenues. The net increase in non-volatile memory devices was a result of higher ASPs offset by a decline in unit sales. The net decrease in programmable logic products was due to declining ASPs, offset by higher unit sales.

     As is typical in the semiconductor industry, ASPs of products generally decline over the lives of such products. The decreases in ASPs continue to be caused by industry over-supply, particularly with the semiconductor companies that service the telecommunication and data communication markets that Cypress principally serves. To increase revenues, Cypress seeks to expand its market share in the markets it currently serves and to introduce and sell new products. Cypress will remain competitive with respect to its pricing to prevent a further decline in sales or to increase sales.

   Cost of Revenues
   ----------------

     Cost of revenues for Q1 1999 were 58.6% of revenues, compared to 94.8% of revenues for Q1 1998. Cost of revenues for Q1 1998 included one-time non-recurring charges totaling $21.7 million. These charges included $15.8 million related to the write-down of inventory, $3.8 million for the write-off of pre-operating costs and $2.1 million for the write-off of certain equipment. Excluding these one-time non-recurring charges, cost of revenues as a percent of revenues for Q1 1998 would have been 78.4%. The decrease in manufacturing costs as a percent of revenues from Q1 1998 to Q1 1999 reflects higher revenues due to a combination of greater sales of higher margin products and higher unit sales volumes.

     The $15.8 million charge in Q1 1998 for incremental inventory reserves arose due to market conditions. These conditions resulted in the ongoing over-supply and continued inventory corrections by end-user customers. The write-off of pre-operating costs during Q1 1998 included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operations in the Philippines. As a result of the restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. There were no capitalized pre-operating costs subsequent to the first quarter of 1998. The write-off of equipment in Q1 1998 was related to equipment identified as obsolete during Cypress's periodic review of equipment and was no longer considered useable.

     Revenues have continued to be impacted by fluctuations in ASPs. Should ASPs erode at a rate greater than anticipated, gross margins could be materially adversely affected. Cypress continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of ASPs on its gross margins. In March 1998, Cypress announced restructuring activities for its domestic wafer fabrication facilities and offshore back-end manufacturing operations. Activities completed to date have increased Cypress's manufacturing efficiencies and as a result, its gross margin has been increasing since Q1 1998.
Cypress expects to continue to benefit from these restructuring activities in the future.


   Research & Development
   ----------------------

     Research and development ("R&D") expenditures for Q1 1999 were $31.0 million or 20.4% of revenues, compared to $27.0 million or 20.4% of revenues for Q1 1998. R&D expenditures in Q1 1999 increased $4.0 million or 14.5% compared to Q1 1998. The increase in R&D costs relates primarily to a $1.2 million increase in depreciation and an overall increase in R&D spending.

     R&D expenditures continue to increase as Cypress continues its efforts to accelerate the development of new products and migration to more advanced process technologies. Even with Cypress's commitment to increase design capabilities at its design centers, R&D spending as a percent of revenues is projected to remain relatively constant in the future. Cypress is continuing to explore new markets and improve its design and process technologies in an effort to increase revenues and reduce costs.

   Selling, General and Administrative
   -----------------------------------

     Selling, general and administrative ("SG&A") expenses for Q1 1999 were $23.4 million or 15.5% of revenues, compared to $23.8 million or 18.0% of revenues for Q1 1998. SG&A expenses decreased by $0.4 million or 1.4% compared to Q1 1998. The decrease results primarily from $2.5 million in costs incurred during Q1 1998 to reimburse a customer for certain product expenses incurred which did not recur in Q1 1999. This decrease has been offset by an increase in commissions and salary and related benefit costs. Commission costs increased $1.0 million from Q1 1998 to Q1 1999 as a result of greater sales. In addition, salaries and benefits rose $0.9 million. The change in all other SG&A expenses from Q1 1998 to Q1 1999 were not significant. With the exception of variable spending such as incentive bonuses and commissions, Cypress expects recurring SG&A spending to remain relatively constant.


   1998 Restructuring and Other Non-recurring Costs
   ------------------------------------------------

     In March 1998, Cypress recorded a one-time, pre-tax restructuring and other non-recurring charge of $84.4 million. The $57.1 million restructuring charge entailed:

1. The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

2. The discontinuance of the 0.6 micron 256k SRAM production in Fab 2 located in Texas.

3. The conversion of an existing research and development fab located in San Jose ("Fab 1") to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

4.  The  transfer of  Cypress's  test  operations  from its  subcontractor,
    Alphatec,   in  Thailand  to  Cypress's   production  facility  in  the
    Philippines.

     The restructuring activities described above include the termination of approximately 850 personnel, primarily from manufacturing, both at Cypress and at Alphatec.

     Separate from the restructuring charge, Cypress recorded an additional $27.3 million, which were recorded as operating expenses in the first quarter of 1999. These charges were for inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

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

     Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with our restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is evaluating alternatives to achieve its eight-inch conversion plan for its R&D facility and should have resolution in the first half of 1999. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned. Cypress continues its efforts to dispose of assets held for sale impacted by restructuring activities and expects to recover the originally determined salvage value for those assets.

     In Q1 1998, Cypress (ICW) also recorded a $1.8 million charge to recognize the further impairment of the assets that were written down during the 1997 restructuring.


   1999 Restructuring and Merger Costs
   -----------------------------------

     During Q1 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed $0.7 million of fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

     During Q1 1999, Cypress recorded aggregate merger-related transaction costs of $3.7 million. These charges which consist primarily of investment banking and other professional fees offset the reversal of restructuring charges and were included in restructuring and merger costs on the statements of operations.

   Interest Expense
   ----------------

     Interest expense was $2.3 million for Q1 1999, compared to $3.0 million for Q1 1998. The interest expense for both periods is primarily associated with the 6.0% Convertible Subordinated Notes ("Notes"), which were issued in September 1997 and are due in 2002. $0.4 million of the decrease from Q1 1998 is attributable to the retirement of $5.0 million and $10.0 million of the Notes in the third and fourth quarters of 1998, respectively. The remaining $0.3 million decrease relates primarily to interest costs associated with the revolving line of credit that was outstanding during Q1 1998 and cancelled during the second quarter of 1998.


   Interest and Other Income
   -------------------------

     Net interest and other income was $3.1 million for Q1 1999, compared to $0.1 million for Q1 1998. Net interest and other income for Q1 1999 includes interest income of $3.5 million, offset by $0.3 million in amortization of bond issuance costs and foreign exchange losses of $0.2 million. Net interest and other income for Q1 1998 includes interest income of $3.4 million and foreign exchange gains of $0.1 million. The amount is offset by a non-recurring, pre-tax charge of $3.1 million recorded Q1 1998 to reflect the decline in the value of a certain investment and $0.3 million in amortization of bond issuance costs.


   Taxes
   -----

     Cypress's effective tax rates for Q1 1999 and Q1 1998 were 5.0% and 9.4%, respectively. A tax benefit of $10.0 million was realized during Q1 1998 compared to an expense of $0.5 million during Q1 1999. The benefit was attributable primarily to the utilization of loss carrybacks, the utilization of research and development tax credits and non-U.S. income taxed at lower tax rates compared to U.S. tax rates, principally related to Cypress's operations in the Philippines. The tax benefit recognized during Q1 1998 is less than the expected statutory rate on Cypress's loss due to limitations on Cypress's ability to carry such losses back to prior periods.

     During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination is expected to continue through December 1999. Management believes that no material adjustments will result from this examination.


   Net Income (Loss) and Net Income (Loss) Per Share
   -------------------------------------------------

     Net income for Q1 1999 was $8.7 million or $0.09 diluted earnings per share, compared to a net loss of $95.8 million or $0.93 per share, on a diluted basis for Q1 1998. The net loss for Q1 1998 included a restructuring charge of $58.9 million and other non-recurring charges totaling $27.3 million. Excluding the restructuring and non-recurring charges, the net loss for Q1 1998 was $17.7 million or $0.17 per share, on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cypress's cash, cash equivalents and short-term investments totaled $225.0 million at April 4, 1999, a $64.5 million increase from the end of fiscal 1998.

     During Q1 1999, Cypress purchased $12.3 million in capital equipment compared to $29.8 million in Q1 1998. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines and its San Jose design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.18- and 0.25-micron processes. A majority of the equipment purchased was for Fab 4 equipment located in Minnesota to increase the capacity and capability of Fab 4. Equipment purchased for the Philippines was used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate research and development capabilities. Capital expenditures for the remainder of 1999 are expected to be approximately $123.0 million as Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities. Commitments for purchases beyond March 2000 are not considered to be significant.

    During Q1 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress can, over the next two years, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total dollar amount of $300.0 million dollars. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7,227,000 shares of common stock. Cypress was required to sell 4,669,000 shares of common stock to cure tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Cypress received approximately $33.8 million proceeds, net of issuance costs, from the sale of these shares. The remaining 2,558,000 shares were sold by the underwriters of the offering.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loan program was initiated to reduce the number of tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares or within thirty days of the date the individual ceases to be an employee of Cypress. The loans bear interest and are secured by Cypress common shares. At April 4, 1999, loans receivable under this program totaled $7.9 million.

     During 1997, Cypress (ICW) entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan became due simultaneously with the merger of Cypress and ICW and was repaid in April 1999. Also during 1997, Cypress (ICW) issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of April 4, 1999, a total of $4.4 million was payable under the notes.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares were repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program to cure the tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. The repurchased shares have been and are expected to continue to be used in conjunction with Cypress's 1994 Stock Option Plan and Employee Stock Purchase Plan. During 1998, Cypress reissued 1,782,000 of common stock under such plans. During Q1 1999, Cypress reissued a total of 7,305,000 shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997 and 1998 plan and repurchase programs prior to 1997.

     In conjunction with the authorized stock repurchase program, Cypress sold put warrants through private placements for which Cypress received a net amount of $3.2 million through April 4, 1999. Cypress has a maximum potential obligation to purchase 250,000 shares of its common stock at an aggregate price of $2.5 million as of April 4, 1999. The puts expire May 20, 1999. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. It is Cypress's intent to settle these put warrants with stock, if necessary and therefore, no amount was classified out of stockholders' equity in the accompanying consolidated balance sheets.

     During 1997, Cypress (ICW) had a revolving line of credit with a bank totaling up to $6.5 million. The line of credit, which had an original expiration in March 1999, was renewed in December 1998. Under the terms of the renewal, Cypress can borrow up to $6.0 million at a rate of prime plus 1.25% through December 1999. The agreement contains certain financial covenants, with which Cypress was in compliance with at April 4, 1999. Cypress did not have any borrowings against the line of credit as of April 4, 1999. In July 1996, Cypress established a three-year $100.0 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. During 1998, Cypress cancelled the line of credit.

     Cypress believes that existing cash and cash equivalents and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. Cypress's operating results may be adversely impacted by various risk factors causing Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

FACTORS AFFECTING FUTURE RESULTS
--------------------------------

   Risk Factors
   ------------

     Except for the historical information contained herein, the discussion in this Form 10-Q report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements as to the future operating results and business plans of Cypress, that involve risks and uncertainties. We use words such as "anticipate", "believes", "expects", "future", "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below or elsewhere in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.


CYPRESS'S FUTURE OPERATING RESULTS ARE VERY LIKELY TO FLUCTUATE AND THEREFORE MAY FAIL TO MEET EXPECTATIONS.

         Cypress's operating results have varied widely in the past, and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet the expectations of Cypress or others for a variety of reasons set forth in these Risk Factors. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of your investment in our stock. The factors we believe make our results more likely to fluctuate, and difficult to predict, than results of a typical, non-technology company our size and age, and which are therefore most likely to produce departure from expectations, include:

o the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;
o the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;
o the need for constant, rapid new product introductions which present an ongoing design and manufacturing challenge significantly impacted by even relatively minor errors, and which may never achieve expected market demand.

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


CYPRESS'S FINANCIAL RESULTS COULD BE ADVERSELY IMPACTED IF THE MARKETS IN WHICH IT SELLS ITS PRODUCTS DO NOT GROW.

     Cypress's continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

     o    data communications and telecommunications equipment;
     o    computers and computer related peripherals;
     o    automotive electronics;
     o    industrial controls; and
     o    customer electronics equipment and military equipment.

     A significant portion of our products are incorporated into data communications and telecommunication end-products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices which incorporate our products could adversely affect our business, financial condition and operating results. In addition, certain of our products, including Universal Serial Bus microcontrollers, high frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically experienced significant fluctuations in demand. In addition, we may be materially and adversely affected by slower growth in the other markets in which we sell our products.


CYPRESS IS AFFECTED BY A GENERAL PATTERN OF PRODUCT PRICE DECLINE AND FLUCTUATIONS, WHICH CAN ADVERSELY IMPACT OUR BUSINESS.

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

     Protection of intellectual property rights is crucial to Cypress, since that is how we keep others from copying the innovations which are central to our existing and future products. So although we are not currently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of invalidity. This kind of litigation can be expensive, regardless of whether we win or lose.

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

     We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that licenses we want will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses which we deem important, it could have a material adverse effect on our business, financial condition and results of operations.

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

     Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, Cypress's future success depends on its ability to develop and introduce new products which customers choose to buy. In the last three recent years we have introduced and sold an average of 131 new products a year, and these products have been an important source of revenue for us. If we fail to compete and introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs (discussed more below), or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be adversely affected.

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


PROBLEMS IN THE PERFORMANCE OF OTHER COMPANIES CYPRESS HIRES TO PERFORM CERTAIN MANUFACTURING TASKS CAN ADVERSELY IMPACT CYPRESS'S FINANCIAL PERFORMANCE.

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

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for most companies in the industry, including Cypress, marked by erosion of product sale prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected. A primary cause of this highly competitive environment is the strengths or our competitors; the industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Cypress faces competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in markets which are important to us. Our ability to compete successfully in a rapidly evolving high performance end of the semiconductor technology spectrum depends on many factors, including:

     o    our success in developing new products and manufacturing technologies;
     o    the quality and price of our products;
     o    the diversity of our product line;
     o the cost effectiveness of our design, development, manufacturing and marketing efforts;
     o the pace at which customers incorporate our products into their systems, and
     o the number and nature of our competitors and general economic conditions.

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


CYPRESS COMPETES WITH OTHERS TO ATTRACT AND RETAIN KEY PERSONNEL, AND ANY LOSS OF, OR INABILITY TO ATTRACT, SUCH PERSONNEL WOULD HURT US.

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


CYPRESS   FACES   ADDITIONAL   PROBLEMS  AND   UNCERTAINTIES   ASSOCIATED   WITH
INTERNATIONAL OPERATIONS THAT COULD ADVERSELY IMPACT IT.

     International sales represented 52.7% revenues in Q1 1999 and 43.9% of our revenues in Q1 1998. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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


   Year 2000 Readiness Disclosure
   ------------------------------

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

     Cypress's president and executive staff have assumed the responsibility of managing the impact of the year 2000 problem on all aspects of our operations, including programs for identification, inventory taking, risk assessment and cost estimates of problems associates with the year 2000; the plans, remediation effort and testing methodology to correct those problems; and the development of contingency plans if some of the corrective actions fail to correct the problem or do not get implemented in a timely manner. These activities, in varying phases, are currently in process.

     As of April 1999, Cypress has completed 95% of its year 2000 compliance efforts for our internal business (MIS) systems. It is our objective to complete the remainder of our compliance efforts for our MIS systems and to ensure the rest of our systems, equipment and infrastructure are compliant by June 1999. Our efforts since the beginning of fiscal year 1999 have shifted in focus from inventory taking and assessment to remediation, testing, and contingency planning activities. All mission critical systems, equipment, and infrastructure elements are being tested for year 2000 readiness by June 1999. We have also begun contingency planning efforts, considering Cypress's entire supply chain and external infrastructure, to ensure plans will be in place to address any unforeseen year 2000 failures.

     Through 1998, Cypress has incurred little cost in addressing the year 2000 problem. In 1999 we expect to incur between two and three million dollars of expense and capital outlays for remediation, testing and contingency planning efforts. During Q1 1999, approximately 40% of planned expenditures have been incurred.

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

     Cypress Year 2000 contingency planning efforts are guided by three elements and specifically expressed in our Year 2000 Mission: (1) Cypress serves its customers continuously, (2) Cypress maintains continuous employment, and (3) Cypress increases shareholder value relative to its competitors. The executive staff of Cypress is directly responsible for developing and approving Cypress's year 2000 contingency planning efforts, and the team is led by the CEO. The operating assumption that external infrastructure may be down for up to 2-4 weeks has been used in order to create a suitable framework for contingency planning efforts, and as a result, Cypress expects to have plans in place to address any unforeseen year 2000 failures. Our contingency planning efforts will continue through June 1999, at which time these activities will be documented and implemented accordingly. A number of business responses are being actively considered and all should be viewed as likely for some segment of our customer/supplier base:

     - developing second/alternate source suppliers for critical raw materials and subcontract operations,
     -    work-in-process   inventory   "build   ahead"  in  Cypress  wafer  fab
          locations,
     - finished goods inventory "build ahead" in Cypress/subcontractor assembly locations,
     - increased consignment inventory programs for strategic customers (up to 3 months on customer premises),
     -    higher year-end 1999 stocking levels for primary Cypress distributors,
     - partial/full company shutdown for up to 14 days, o facility "safe state" plans, including plans to preserve equipment and the controlled environment of manufacturing facilities (i.e., temperature and humidity controls) for a period of 2 weeks using self-generated power in the event of infrastructure shutdown, and
     - early payment/collection as well as delayed payment/collection for Cypress suppliers, customers and employees.

   Market Risk Disclosure
   ----------------------

     Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

     A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. There have been no significant changes in the market risk disclosures during the three-months ended April 4, 1999 ad compared to the discussion in our 1998 Annual Report on Form 10-K for the year ended January 3, 1999.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings
---------------------------

     The information required by this item is included in Part I in Note 7 of Notes to the Condensed Consolidated Financial Statements.


Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

   a.  Exhibits
          Exhibit 27 -- Financial Data Schedule


   b.  Reports on Form 8-K

       1. Filed February 12, 1999 -- Filing includes a description of the transaction between Cypress and IC Works Inc., financial statements of IC Works Inc., and the Agreement and Plan of Reorganization dated January 21, 1999.

       2. Filed March 24, 1999 -- Amendment to Form 8-K filed February 12, 1999.

       3. April 16, 1999 -- Filing relates to the acquisition of IC Works Inc. and contains a copy of the press release regarding consummation of the merger issued by Cypress on April 5, 1999 as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CYPRESS SEMICONDUCTOR CORORATION

By              /s/ T.J. RODGERS
         ------------------------------
                  T.J. Rodgers
      President and Chief Executive Officer


By           /s/ EMMANUEL HERNANDEZ
         ------------------------------
               Emmanuel Hernandez
Vice President, Finance and Administration and Chief Financial Officer




Dated:  May 19, 1999