Form 10-Q
period 1999-07-04
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-08-16
CIK 791915

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

                         Yes  X                     No
                             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  July 4, 1999 (all one class):  105,010,000
                  ------------------------------------------

                        CYPRESS SEMICONDUCTOR CORPORATION




                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets..............................  3

          Condensed Consolidated Statements of Operations....................  5

          Condensed Consolidated Statements of Cash Flows....................  7

          Notes to Condensed Consolidated Financial Statements...............  8

Item 2. Management's Discussion and Analysis of Financial Condition.......... 23


Part II -- OTHER INFORMATION
----------------------------

Item 1. Legal Proceedings.................................................... 42

Item 6. Exhibits and Reports on Form 8-K..................................... 42

Signatures................................................................... 43



                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)



                                                                                  July 4,         January 3,
                                                                                   1999              1999
                                                                               ------------       -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents................................................        $ 94,794         $ 142,102
  Short-term investments...................................................          73,595            18,459
                                                                                 ----------        ----------
  Total cash, cash equivalents and short-term investments..................         168,389           160,561
  Accounts receivable, net of allowances of $2,567 at July 4, 1999
    and $3,050 at January 3, 1999..........................................          86,305            68,955
  Inventories, net.........................................................          74,993            65,096
  Other current assets.....................................................          24,324            14,372
                                                                                 ----------        ----------
          Total current assets                                                      354,011           308,984
Property, plant and equipment, net.........................................         337,610           348,936
Long-term investments......................................................          90,823            57,046
Restricted investments.....................................................          59,481            59,742
Other assets...............................................................          40,078             8,223
                                                                                 ----------        ----------
              Total assets.................................................       $ 882,003         $ 782,931
                                                                                 ==========        ==========






     See accompanying notes to condensed consolidated financial statements.




                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                  July 4,         January 3,
                                                                                   1999              1999
                                                                               ------------       -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................      $   65,069        $   53,932
  Accrued liabilities......................................................          38,105            33,145
  Deferred income on sales to distributors.................................          17,483            13,300
  Income taxes payable.....................................................          14,793            13,591
                                                                                 ----------        ----------
      Total current liabilities............................................         135,450           113,968
  Convertible subordinated notes...........................................         160,000           160,000
  Deferred income tax......................................................          10,364                --
  Other long-term liabilities..............................................           7,554            10,240
                                                                                 ----------        ----------
      Total liabilities....................................................         313,368           284,208
                                                                                 ----------        ----------


Commitments and Contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized;
    none issued and outstanding............................................             --                --
  Common stock, $0.01 par value, 250,000 shares authorized;
    109,991 and 109,586 issued;
    105,010 and 102,123 outstanding at July 4, 1999 and January 3, 1999....           1,100             1,096
  Additional paid-in capital...............................................         483,604           481,640
  Notes receivable.........................................................          (7,892)               --
  Retained earnings........................................................         164,548           180,625
                                                                                 ----------        ----------
                                                                                    641,360           663,361
  Less shares of common stock held in treasury at cost:
    4,981 and 13,288 shares at July 4, 1999 and January 3, 1999............         (72,725)         (164,638)
                                                                                 ----------        ----------
      Total stockholders' equity...........................................         568,635           498,723
                                                                                 ----------        ----------
          Total liabilities and stockholders' equity.......................       $ 882,003         $ 782,931
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



                        CYPRESS SEMICONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                 --------------------------


                                                                                  July 4,          June 29,
                                                                                   1999              1998
                                                                                 --------          --------
Revenues...................................................................      $ 161,523         $ 133,376
                                                                                  --------          --------
Costs and expenses:
  Cost of revenues.........................................................         90,230            91,747
  Research and development.................................................         32,335            28,648
  Selling, general and administrative......................................         25,386            21,779
  Acquisition and merger costs.............................................          6,062                --
  Restructuring costs (credits)............................................           (100)            1,900
                                                                                  --------          --------
      Total operating costs and expenses...................................        153,913           144,074
                                                                                  --------          --------

Operating income (loss)....................................................          7,610           (10,698)
Interest expense...........................................................         (2,463)           (2,817)
Interest income and other..................................................          3,805             3,278
                                                                                  --------          --------
Income (loss) before income taxes..........................................          8,952           (10,237)
(Provision) benefit for income taxes.......................................           (472)            1,016
                                                                                  --------          --------
Net income (loss)..........................................................        $ 8,480          $ (9,221)
                                                                                  ========          ========
Net income (loss) per share:
  Basic....................................................................        $  0.08          $  (0.09)
  Diluted..................................................................        $  0.08          $  (0.09)

Shares used in per share calculations:
  Basic....................................................................        104,094           102,475
  Diluted..................................................................        109,100           102,475








     See accompanying notes to condensed consolidated financial statements.



                        CYPRESS SEMICONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                                 --------------------------


                                                                                  July 4,           June 29,
                                                                                    1999              1998
                                                                                  --------          --------

Revenues...................................................................      $ 313,114         $ 265,529
                                                                                  --------          --------
Costs and expenses:
  Cost of revenues.........................................................        179,033           217,067
  Research and development.................................................         63,285            55,669
  Selling, general and administrative......................................         48,825            45,551
  Acquisition and merger costs.............................................          9,804                --
  Restructuring costs (credits)............................................         (3,811)           60,796
                                                                                  --------          --------
      Total operating costs and expenses...................................        297,136           379,083
                                                                                  --------          --------

Operating income (loss)....................................................         15,978          (113,554)
Interest expense...........................................................         (4,786)           (5,803)
Interest income and other..................................................          6,901             3,386
                                                                                  --------          --------
Income (loss) before income taxes..........................................         18,093          (115,971)
(Provision) benefit for income taxes.......................................           (929)           10,995
                                                                                  --------          --------
Net income (loss)..........................................................       $ 17,164        $ (104,976)
                                                                                  ========          ========
Net income (loss) per share:
  Basic....................................................................        $  0.17          $  (1.02)
  Diluted..................................................................        $  0.17          $  (1.02)

Shares used in per share calculations:
  Basic....................................................................        100,707           102,491
  Diluted..................................................................        105,008           102,491








     See accompanying notes to condensed consolidated financial statements.



                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                 ---------------------------
                                                                                  July 4,          June 29,
                                                                                   1999              1998
                                                                                 ---------         ---------

  Net income (loss)........................................................     $   17,164       $  (104,976)
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization..........................................         54,161            57,608
    Acquired in-process research and development...........................          4,019                --
    Restructuring charges (reversals)......................................         (3,710)           60,796
    Other non-recurring costs..............................................             --             8,827
    Non-cash interest and amortization of debt issuance costs..............          2,665               502
Changes in operating assets and liabilities:
  Accounts receivable......................................................        (16,473)           13,324
  Inventories..............................................................         (9,836)            7,400
  Other assets.............................................................         (2,599)          (14,742)
  Accounts payable and accrued liabilities.................................          4,360           (13,157)
  Deferred income..........................................................          4,183             1,562
  Income taxes payable.....................................................          1,202            (1,088)
                                                                                ----------        ----------
      Net cash flow generated from operating activities....................         55,136            16,056
                                                                                ----------        ----------
Cash flow from investing activities:
  Purchase of investments..................................................       (112,234)          (22,996)
  Sale or maturities of investments........................................         23,321                --
  Acquisition of Anchor....................................................        (14,956)               --
  Acquisition of Arcus.....................................................         (9,883)               --
  Acquisition of property, plant and equipment.............................        (41,378)          (39,062)
  Proceeds from the sale of equipment......................................          7,679               637
                                                                                ----------        ----------
      Net cash flow used for investing activities..........................       (147,451)          (61,421)
                                                                                ----------        ----------
Cash flow from financing activities:
  Issuance (repurchase) of common stock....................................          5,171           (6,444)
  Repayment on line of credit..............................................             --           (2,689)
  Re-issuance of treasury shares...........................................         52,814                --
  Issuance of notes to employees...........................................         (7,892)               --
  Issuance of common stock.................................................             --            12,409
  Other long-term liabilities..............................................         (5,086)           (1,572)
                                                                                ----------        ----------
      Net cash flow generated by financing activities......................         45,007             1,704
                                                                                ----------        ----------
Net decrease in cash and cash equivalents..................................        (47,308)          (43,661)
Cash and cash equivalents, beginning of year...............................        142,102           157,468
                                                                                ----------        ----------
Cash and cash equivalents, end of quarter..................................       $ 94,794         $ 113,807
                                                                                ==========        ==========






     See accompanying notes to condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended July 4, 1999
                                   (Unaudited)


NOTE 1 -- INTERIM STATEMENTS
----------------------------

     In the opinion of management of Cypress Semiconductor Corporation ("Cypress"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Cypress believes that the disclosures are adequate to make the information not misleading. However, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended January 3, 1999 included in Cypress's 1998 Annual Report on Form 10-K.

     Beginning with its 1998 fiscal year-end, Cypress ended its fiscal months, quarters and years on Sundays, rather than Mondays, bringing its fiscal period ends in line with predominant industry practice. This change did not have a significant effect on Cypress's condensed consolidated financial statements for the three-month and six-month periods ended July 4, 1999 as compared to the respective three-month and six-month periods ended June 29, 1998. For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three-month and six-month periods ended July 4, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -- ACQUISITION OF ARCUS TECHNOLOGY COMPANIES
---------------------------------------------------

     On June 30, 1999, Cypress acquired all of the outstanding capital stock of Arcus Technology (USA), Inc. and the assets of Arcus Technology (India) Limited (referred to as "Arcus" on a combined basis). Arcus specializes in new data communications arenas including dense wave multiplexing (which allows multiple signals to be transmitted over a single fiber optic cable) and "IP over SONET" (the technology needed to code and decode Internet traffic to send it over the telephone system). The acquisition was accounted for as a purchase. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's condensed consolidated balance sheet as of June 30, 1999, the effective date of the purchase. The results of operations from June 30, 1999 through Cypress's quarter end were not significant and were therefore excluded. There are no significant differences between the accounting policies of Cypress and Arcus.

     Cypress acquired Arcus for a total of $17.7 million including cash of $11.5 million and stock of $6.2 million. Through July 4, 1999, Cypress paid $9.9 million in cash and issued $2.3 million in stock. The remaining $1.6 million in cash will be paid and the remaining $3.9 million in stock will be issued as certain performance milestones are reached. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                                                 (In
                                                              thousands)

                  Fair value of tangible net assets.......     $    391
                  In-process research and development.....        2,500
                  Current technology......................        4,400
                  Assembled workforce.....................        1,600
                  Deferred compensation...................        5,553
                  Excess of purchase price over net assets
                  acquired................................        3,264
                                                               --------
                                                               $ 17,708
                                                               ========

     To determine the value of the in-process technology, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. The valuation approach used was a form of discounted cash flow approach commonly known as the "percentage of completion" approach whereby the cash flows from the technology are multiplied by the percentage of completion of the in-process technology.

     Cypress expects that the in-process technology will be successfully developed and that the in-process technology will be completed within a period of twelve to twenty-four months after the closing of the transaction. Cypress expects that the in-process technology will be successfully developed, however, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

     To determine the value of the current technology, the expected future cash flow attributable to the current technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the life cycle stage of the technology. The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee.

     Development of in-process technology remains a substantial risk to Cypress due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development charge valuation was prepared by an independent appraiser of technology assets, based on inputs from Cypress management, utilizing valuation methodologies approved by the Securities and Exchange Commission ("SEC"). However, there can be no assurance that the SEC will not take issue with assumptions used in Cypress's valuation model and require Cypress to revise the amount allocated to in-process research and development.

     The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized over their respective estimated useful lives of between six and ten years using the straight-line method.

NOTE 3 -- ACQUISITION OF ANCHOR CHIPS, INC.
-------------------------------------------

     On May 25, 1999, Cypress acquired all of the outstanding capital stock of Anchor Chips, Inc. ("Anchor"), a company that designs and markets microcontroller chips to support the Universal Serial Bus. The acquisition was accounted for as a purchase. Accordingly, the results of operations of Anchor and the estimated fair value of assets acquired and liabilities assumed were included in Cypress's condensed consolidated financial statements as of May 25, 1999, the effective date of the purchase through the end of the period. There are no significant differences between the accounting policies of Cypress and Anchor.

     Cypress paid approximately $15.0 million in cash excluding direct acquisition costs of $0.7 million for investment banking, legal and accounting fees. The purchase price of $15.0 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on the valuation completed by management, which is consistent with the methodology applied by independent appraisers, as follows:
                                                                 (In
                                                              thousands)

                  Fair value of tangible net liabilities..     $   (919)
                  In-process research and development.....        1,519
                  Assembled workforce.....................        1,320
                  Current technology......................       13,036
                                                               --------
                                                               $ 14,956
                                                               ========

     To determine the value of the in-process technology, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. The valuation approach used was a form of discounted cash flow approach commonly known as the "percentage of completion" approach whereby the cash flows from the technology are multiplied by the percentage of completion of the in-process technology.

     Cypress expects that the in-process technology will be successfully developed and that the in-process technology will be completed within a period of twelve to twenty-four months after the closing of the transaction. Cypress expects that the in-process technology will be successfully developed, however, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

     To determine the value of the current technology, the expected future cash flow attributable to the current technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the life cycle stage of the technology. The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee.

     Development of in-process technology remains a substantial risk to Cypress due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. Cypress management believes that the in-process research and development charge is valued consistently with valuation methodologies utilized by independent appraisers of technology assets and valuation practices approved by the SEC. However, there can be no assurance that the SEC will not take issue with assumptions used in Cypress's valuation model and require Cypress to revise the amount allocated to in-process research and development.

     The amounts allocated to assembled workforce and current technology are being amortized over their estimated useful lives of five years using the straight-line method. There was no goodwill associated with the acquisition of Anchor.


NOTE 4 -- MERGER WITH IC WORKS INCORPORATED
-------------------------------------------

     On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated ("ICW"), which was accounted for as a pooling of interests. The condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW were different. ICW has changed its fiscal year-end to coincide with that of Cypress. Cypress's consolidated statements of operations for the three and six-month periods ended June 29, 1998 have been combined with ICW's consolidated statements of operations for the corresponding three and six-month periods ended June 27, 1998.

     The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the six months ended July 4, 1999 and June 29, 1998 are presented below.


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

     During the quarter ended April 4, 1999, Cypress recorded merger-related transaction costs of $3.7 million related to the acquisition of ICW. These charges, which consist primarily of investment banking and other professional fees, have been included under acquisition and merger costs in the Condensed Consolidated Statements of Operations.


NOTE 5 -- CASH AND INVESTMENTS
------------------------------

                                                                July 4,      January 3,
                                                                 1999          1999
                                                               --------      --------
                                                                   (In thousands)
                  Cash and cash equivalents...............     $ 94,794      $142,102
                  Short-term investments..................       73,595        18,459
                  Long-term investments...................       90,823        57,046
                  Restricted investments..................       59,481        59,742
                                                               --------      --------
                            Total.........................     $318,693      $277,349
                                                               ========      ========



NOTE 6 -- INVENTORIES
---------------------

                                                                July 4,      January 3,
                                                                 1999          1999
                                                               --------      --------
                                                                 (In thousands)
                  Raw materials...........................     $  9,231      $  8,939
                  Work-in-process.........................       38,687        35,399
                  Finished goods..........................       27,075        20,758
                                                               --------      --------
                            Total.........................     $ 74,993      $ 65,096
                                                               ========      ========

NOTE 7 -- EARNINGS PER SHARE
----------------------------

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

     Three months ended July 4, 1999 and June 29, 1998:
     --------------------------------------------------

                                                July 4, 1999                     June 29, 1998
                                       ------------------------------   ------------------------------
                                                            Per-Share                       Per-Share
                                         Income    Shares     Amount      Loss     Shares     Amount
                                        -------   -------    -------    -------    -------   --------
                                                   (In thousands, except per share amounts)
         Basic EPS:
           Net income (loss)......      $ 8,480   104,094    $  0.08    $(9,221)   102,475   $ (0.09)
         Effects of dilutive
         securities:
           Stock options..........           --     5,006                   --        --
                                        -------   -------    -------    -------    -------   --------
         Diluted EPS:
           Net income (loss)......      $ 8,480   109,100    $  0.08    $(9,221)   102,475   $ (0.09)
                                        =======   =======    =======    =======    =======   ========

     Six months ended July 4, 1999 and June 29, 1998:
     ------------------------------------------------
                                                July 4, 1999                     June 29, 1998
                                       ------------------------------  -------------------------------
                                                            Per-Share                       Per-Share
                                         Income    Shares     Amount      Loss     Shares     Amount
                                        -------   -------    -------   ---------   -------   --------
                                                     (In thousands, except per share amounts)
         Basic EPS:
           Net income (loss)......     $ 17,164   100,707     $ 0.17   $(104,976)  102,491   $  (1.02)

         Effects of dilutive
         securities:
           Stock options..........           --     4,301                     --        --
                                       --------   -------    -------   ---------   -------   --------
         Diluted EPS:
           Net income (loss)......     $ 17,164   105,008    $  0.17   $(104,976)  102,491   $ (1.02)
                                       ========   =======    =======   =========   =======   ========

     At July 4, 1999 and June 29, 1998, options to purchase 4,735,000 and 22,609,000 shares, respectively, of common stock were outstanding but were excluded from the computation of diluted EPS. These options were excluded from the calculation at July 4, 1999 because the exercise prices were greater than the average market price of common shares during the quarter. Due to losses incurred by Cypress during the second quarter of 1998, all options were excluded from the diluted EPS calculation. Convertible debentures outstanding at July 4, 1999 and June 29, 1998 convertible to 6,772,000 and 7,408,000 shares, respectively, of common stock were also excluded from diluted EPS as their effect was anti-dilutive.


NOTE 8 -- RESTRUCTURING AND OTHER NON-RECURRING COSTS
-----------------------------------------------------


   1998 Restructuring and Other Non-recurring Costs

     In March 1998, Cypress implemented an overall cost reduction plan and recorded a $57.1 million restructuring reserve. The restructuring entailed:


     o    The  shutdown  of  Fab  3,  located  in  Bloomington,   Minnesota  and
          consolidation of parts of Fab 3 operations with other operations of Cypress.

     o The discontinuance of the 0.6-micron 256k Static Random Access Memory ("SRAM") production in Fab 2 located in Texas.

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

     The restructuring activities described above included the termination of approximately 850 employees, primarily from manufacturing, both at Cypress and at Alphatec.

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

     The write-off of pre-operating costs included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. These costs were written off to cost of revenues. There were no capitalized pre-operating costs subsequent to the first quarter of 1998.

     The $3.1 million write-off of the equity investment was recorded against net interest and other income to reflect the decline in the value of an investment. Selling, general and administrative costs included the write-off of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred. During Cypress's periodic review of equipment, some equipment was identified as obsolete and $2.1 million was charged to cost of revenues to write-off the obsolete equipment.

     The following tables set forth charges taken against the reserve during the three- and six-month periods ended July 4, 1999.


    Three months ended July 4, 1999:
     --------------------------------

                                                                    Balance                                Balance
                                                                    April 4,                               July 4,
                                                                       1999      Utilized        Other       1999
                                                                   --------      --------      --------    -------
                                                                                   (In thousands)
         Other fixed asset related charges(1).................     $  2,510     $     (56)     $     --    $ 2,454


    Six months ended July 4, 1999:
    ------------------------------
                                                                    Balance                                Balance
                                                                   January 3,                              July 4,
                                                                       1999      Utilized         Other     1999
                                                                    --------     --------       --------   -------
                                                                                   (In thousands)
         Severance and other employee related charges(1) (2)..      $  2,309     $    (54)      $ (2,255)  $    --

         Other fixed asset related charges(1).................         3,030          (56)          (520)    2,454

         Provision for phase-down and consolidation of
         manufacturing facilities(1)..........................           339            --          (339)       --
                                                                    --------       -------      --------   -------

                   Total......................................      $  5,678       $  (110)     $ (3,114)  $ 2,454
                                                                    ========       =======      ========   =======

----------

(1) Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

(2) The amount utilized represents cash payments related to severance of approximately 850 employees.

     During the quarter ended April 4, 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

     Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress's restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is re-evaluating alternatives to achieve its eight-inch conversion plan for its R&D facility and expects to have resolution by the end of 1999. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned. Due to rapid changes in industry conditions during the first half of 1999, Cypress developed an operational need for assets previously held for sale. The salvage values of these assets are not significant. These assets will be placed back into service during the third quarter of 1999 and will be depreciated over their remaining estimated useful lives. With respect to the remaining assets held for sale impacted by restructuring activities, Cypress continues its efforts to dispose of such assets and expects to dispose of these assets by the end of 1999.


   1997 Restructuring Costs
   ------------------------

     During the fourth quarter of 1997, Cypress (ICW) made a decision to shut down its wafer fab located in San Jose. In connection with the shut down of the wafer fab, Cypress (ICW) recorded a restructuring charge of $9.9 million related to the impairment of assets ($3.9 million), non-cancelable operating lease commitments ($3.6 million), costs associated with a reduction in work force ($0.2 million) and other transaction costs ($2.2 million). The other transaction costs related primarily to inventory write-offs, expenses incurred to remove and return leased equipment and brokerage and professional fees.

     The following tables set forth charges taken against the reserve during the three- and six-month periods ended July 4, 1999. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining will be utilized by March 2000 when the operating lease commitments end.


    Three months ended July 4, 1999:
    --------------------------------

                                                                    Balance                    Balance
                                                                    April 4,                   July 4,
                                                                      1999       Utilized        1999
                                                                    -------      --------      -------
                                                                             (In thousands)
         Operating lease costs(1).............................      $ 1,810       $  (391)     $ 1,419
         Severance and other employee related charges(1)......           --            --           --
         Transaction and other costs(1).......................           --            --           --
                                                                    -------      --------      -------
                   Total......................................      $ 1,810      $   (391)     $ 1,419
                                                                    =======      ========      =======

    Six months ended July 4, 1999:
    ------------------------------

                                                                    Balance                    Balance
                                                                   January 3,                  July 4,
                                                                       1999      Utilized       1999
                                                                    -------      --------      -------
                                                                             (In thousands)
         Operating lease costs(1).............................      $ 2,332       $  (913)     $ 1,419
         Severance and other employee related charges(1)......           60           (60)          --
         Transaction and other costs(1).......................           --            --           --
                                                                    -------       -------      -------
                   Total......................................      $ 2,392       $  (973)     $ 1,419
                                                                    =======       =======      =======

----------

(1) Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

NOTE 9 -- EQUITY AND DEBT TRANSACTIONS
--------------------------------------

    During the first quarter of 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress can through March 2001, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7.2 million shares of common stock, including 4.7 million shares it was required to sell to cure a taint to allow the merger with ICW to be accounted for as a pooling of interests. Cypress received approximately $33.8 million proceeds, net of issuance costs, from the sale of these shares. The remaining 2.5 million shares were sold by the selling stockholders. Cypress did not receive any proceeds from the shares sold by the selling stockholders.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loan program was initiated to reduce the number of tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares or within thirty days of the date the individual ceases to be an employee of Cypress. The loans bear interest and are secured by Cypress common shares. At July 4, 1999, loans receivable under this program totaled $7.9 million.

     During 1997, Cypress (ICW) entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan became due simultaneously with the merger of Cypress and ICW and was repaid in April 1999. Also during 1997, Cypress (ICW) issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of July 4, 1999, a total of $1.0 million was payable under the notes.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program to cure the tainted shares in order to allow the merger with ICW to be accounted for as a pooling of interests. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress's 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During the first six months of 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997.

     In 1997, Cypress (ICW) established a revolving line of credit with a bank totaling up to $6.5 million. Cypress (ICW) cancelled this line of credit in June 1999. In July 1996, Cypress established a three-year $100.0 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. During 1998, Cypress cancelled this line of credit.


NOTE 10 -- LEGAL MATTERS
------------------------

     The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, Cypress has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. Cypress is currently, and may in the future be, involved in litigation with respect to alleged infringement by Cypress of another party's patents. In the future, Cypress may be involved with litigation to:

o        Enforce its patents or other intellectual property rights.

o        Protect its trade secrets and know-how.

o        Determine the validity or scope of the proprietary rights of others.

o        Defend against claims of infringement or invalidity.

     Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on Cypress's business, financial condition and results of operations.

     During 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress has infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. In return, EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. Cypress has reviewed the charges related to the remaining two patents and believes that these charges are without merit, that it does not infringe the patents in question and that the patents are invalid. A hearing on the scope and meaning of the patent claims is scheduled for September 1999 and a trial is scheduled to start in October 1999. Cypress filed for summary judgement on both non-infringement and patent invalidity whereas EMI filed no summary judgement motions. Cypress will vigorously defend itself in these matters. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson. On February 26, 1999, the Lemelson attorneys sued Cypress and 87 other companies. Cypress has reviewed and investigated the allegations in the complaint and Cypress believes that the suits are without merit. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matter will not have a material effect on Cypress's consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

     In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"). Under the judgment, Cypress asked for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern

District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

     On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California ("Superior Court") in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by Cypress's officers. On May 4 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. Cypress is appealing the decision. However, the results of litigation are unpredictable. Cypress believes that this action, regardless of its outcome, will have little, if any effect on Cypress's consolidated financial position or results of operations.

     In March 1999, Cypress signed a cross-license technology agreement with Lucent Technologies Corporation licensing essentially all semiconductor patents of both companies in settlement of certain license claims. The terms of this cross-license agreement is not expected to have a material effect on Cypress's consolidated financial position or results of operations.


NOTE 11 -- COMPREHENSIVE INCOME
-------------------------------

     In fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income refers to the change in the equity of a company during a period from transactions except those resulting from investments by owners and distributions to owners. Cypress adopted this statement as of the first quarter of 1998 and has determined that it does not have any components of other comprehensive income.


NOTE 12 -- SEGMENT REPORTING
----------------------------

     Cypress has two reportable segments, Memory Products and Non-memory Products. The Memory Products segment includes Static Random Access Memories ("SRAMs") and multichip modules. The Non-memory Products segment includes programmable logic products, data communication devices, interface products, computer products, non-volatile memory products and wafers manufactured by the foundry. Cypress evaluates the performance of its two segments based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses.

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

     The tables below set forth information about the reportable segments for three- and six-month periods ended July 4, 1999 and June 29, 1998. Cypress does not allocate income taxes or non-recurring items to segments.


Business Segment Net Revenues
-----------------------------

                                                                 Three Months Ended      Six Months Ended
                                                                 -------------------    -------------------
                                                                 July 4,    June 29,    July 4,    June 29,
                                                                   1999       1998        1999       1998
                                                                 --------   --------    --------   --------
                                                                               (In thousands)
                  Memory....................................     $ 62,617   $ 50,715    $120,870   $ 99,774
                  Non-memory................................       98,906     82,661     192,244    165,755
                                                                 --------   --------    --------   --------
                    Total consolidated revenues.............     $161,523   $133,376    $313,114   $265,529
                                                                 ========   ========    ========   ========



Business Segment Profit (Loss)
------------------------------

                                                                 Three Months Ended      Six Months Ended
                                                                -------------------    --------------------
                                                                 July 4,    June 29,    July 4,    June 29,
                                                                   1999       1998        1999       1998
                                                                ---------   --------   ---------   ---------
                                                                               (In thousands)
                  Memory....................................     $ (9,178)  $(21,495)   $(18,858)  $ (63,781)
                  Non-memory................................       22,750     12,697      40,829      11,023
                  Acquisition and merger costs..............       (6,062)        --      (9,804)         --
                  Restructuring credits (costs).............          100     (1,900)      3,811     (60,796)
                  Interest income and other.................        3,805      3,278       6,901       3,386
                  Interest expense..........................       (2,463)    (2,817)     (4,786)     (5,803)
                                                                 ---------  ---------   ---------  ---------
                  Income (loss) before provision for income      $  8,952   $(10,237)   $ 18,093   $(115,971)
                                                                 =========  =========   =========  =========
                  taxes.....................................




NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations and stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2001, are not expected to have a material effect on Cypress's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Three and Six Months Ended July 4, 1999



     All references are to Cypress's fiscal quarters ended July 4, 1999 ("Q2 1999"), June 28, 1999 ("Q2 1998"), April 4, 1999 ("Q1 1999") and March 30, 1998
("Q1 1998), unless otherwise indicated. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH IN "FACTORS AFFECTING FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.


RESULTS OF OPERATIONS
---------------------

   Revenues
   --------

      Revenues for Q2 1999 and the six months ended July 4, 1999 were $161.5 million and $313.1 million, respectively. Revenues for Q2 1999 increased $28.1 million or 21.1% compared to revenues of $133.4 million for Q2 1998. Revenues of $313.1 million for the six-month period ended July 4, 1999 were $47.6 million or 17.9% higher than the $265.5 million recognized in the comparable period of the prior fiscal year. Cypress derives its revenues from the sale of Memory Products and Non-memory Products. Below is a summary of revenues derived from the sale of Memory Products and Non-memory Products.



                                                                 Three Months Ended      Six Months Ended
                                                                 -------------------    -------------------
                                                                 July 4,    June 29,    July 4,    June 29,
                                                                   1999       1998        1999       1998
                                                                 --------   --------    --------   --------
                                                                               (In thousands)
                  Memory....................................     $ 62,617   $ 50,715    $120,870   $ 99,774
                  Non-memory................................       98,906     82,661     192,244    165,755
                                                                 --------   --------    --------   --------
                    Total consolidated revenues.............     $161,523   $133,376    $313,114   $265,529
                                                                 ========   ========    ========   ========


     Sales from Memory Products include Static Random Access Memories ("SRAMs") and multichip modules. Revenues from the sale of Memory Products for Q2 1999 increased $11.9 million or 23.5% over revenues from the sale of these products for Q2 1998. From Q2 1998 to Q2 1999, the sale of SRAMs increased $12.4 million partially offset by a decline in multichip module sales of $0.5 million. The rise in Memory Product revenues as compared to Q2 1998 resulted from both higher average selling prices ("ASPs") and an increase in unit sales. ASPs increased 20.7% and unit sales increased 4.2% comparing Q2 1999 to Q2 1998. When comparing revenues for the six months ended July 4, 1999 to the comparable period of the prior fiscal year, Memory Product sales increased $21.1 million or 21.1%. The net increase includes a $21.3 million increase in SRAM sales resulting from higher unit sales and higher ASPs, partially offset by lower multichip module sales of $0.2 million.

     Non-memory Products include computer products, interface products, data communication devices, non-volatile memory devices and programmable logic products. Non-memory Products also include foundry revenues. Foundry revenues represent the sale of wafers to customers. Revenues from the sale of Non-memory Products increased $16.2 million or 19.7% comparing Q2 1999 to Q2 1998. The growth related primarily to increases in sales of computer products of $11.0 million, interface products of $3.7 million, data communication devices of $1.8 million and programmable logic products of $0.5 million. These increases were partially offset by decreases in non-volatile memory of $0.5 million and foundry revenue of $0.3 million. The revenue growth in computer products from Q2 1998 to Q2 1999 was primarily a result of the introduction of the BX clock chip and greater acceptance of Cypress's clock products. The primary factor contributing to the increase in interface product revenues and data communication devices was higher unit sales. The net increase in programmable logic devices was a result of higher ASPs partially offset by a decline in unit sales.

     Sales of Non-memory Products for the first six months of 1999 increased $26.5 million or 16.0% compared to the same period of the prior fiscal year. Significant factors contributing to the increase included higher revenues from the sale of clock products of $20.0 million, rise in interface product sales of $5.7 million and greater data communication device sales of $4.3 million. The increase was attributable to higher unit sales of these products offset in part by lower average selling prices for these products. Also offsetting the net increase were declines in programmable logic devices of $1.4 million, foundry revenue of $1.8 million and non-volatile memory of $0.3 million due to lower unit sales and lower ASPs.

     The semiconductor industry is highly cyclical and subject to significant downturns including but not limited to diminished product demand, production over-capacity and accelerated erosion of ASPs. Revenues have continued to be impacted by fluctuations in ASPs. Should ASPs erode at a rate greater than anticipated, gross margins could be materially adversely affected. Cypress continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of ASPs on its gross margins.


 Cost of Revenues
 ----------------

     Cost of revenues as a percent of revenues decreased to 55.9% for Q2 1999 compared to 68.8% during Q2 1998. Cost of revenues as a percent of revenues for the six months ended July 4, 1999 was 57.2% compared to 81.7% for the same period during fiscal 1998. Cost of revenues for the six months ended June 29, 1998 included one-time non-recurring charges totaling $21.7 million. These charges included $15.8 million related to the write-down of inventory, $3.8 million for the write-off of pre-operating costs and $2.1 million for the write-off of certain equipment. Excluding these one-time non-recurring charges, cost of revenues as a percent of revenues for the six months ended June 29, 1998 would have been 73.6%. The decrease in manufacturing costs as a percent of revenues from Q2 1998 to Q2 1999 and the six months ended June 29, 1998 to the comparable period in fiscal 1999 reflects higher revenues due to a combination of greater sales of higher margin products and higher unit sales volumes.

     The $15.8 million charge in the first six months of fiscal 1998 for incremental inventory reserves arose due to market conditions. These conditions resulted in the ongoing over-supply and continued inventory corrections by end-user customers. The write-off of pre-operating costs during the first half of fiscal 1998 included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operations in the Philippines. As a result of the restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. There were no capitalized pre-operating costs subsequent to the first quarter of 1998. The write-off of equipment during the first six months of fiscal 1998 was related to equipment identified as obsolete during Cypress's periodic review of equipment and was no longer considered useable.

     In March 1998, Cypress announced restructuring activities for its domestic wafer fabrication facilities and offshore back-end manufacturing operations. Activities completed to date have increased Cypress's manufacturing efficiencies. Cost of sales as a percent of revenues will be impacted by a variety of factors including but not limited to the following:

o        Product mix;

o        Factory capacity and utilization;

o        Manufacturing yields;

o        Availability of certain raw materials;

o        Terms negotiated with third-party contractors; and

o        Foreign currency fluctuations.

     These and other factors could cause a significant increase or decrease on our gross margin in future periods.


   Research & Development
   ----------------------

     Research and development ("R&D") expenditures for Q2 1999 were $32.3 million or 20.0% of revenues, compared to $28.6 million or 21.5% of revenues for Q2 1998. R&D costs incurred for the six months ended July 4, 1999 were $63.3 million or 20.2% of revenues compared to $55.7 million or 21.0% of revenues for the comparable period in fiscal 1998. The $3.7 million increase in R&D costs from Q2 1998 to Q2 1999 relates primarily to costs associated with new product development at Cypress's design centers and to the continued development of more advanced process technologies. These factors also contributed to the $7.6 million increase in R&D expenditures from the first six months of fiscal 1998 to the first six months of fiscal 1999.

     Cypress expects that R&D expenditures will continue to increase as Cypress continues its efforts to accelerate the development of new products and migration to more advanced process technologies. Cypress is continuing to explore new markets and improve its design and process technologies in an effort to increase revenues and reduce costs.

   Selling, General and Administrative
   -----------------------------------

     Selling, general and administrative ("SG&A") expenses for Q2 1999 were $25.4 million or 15.7% of revenues, compared to $21.8 million or 16.3% of revenues for Q2 1998. SG&A costs incurred for the six months ended July 4, 1999 were $48.8 million or 15.6% of revenues compared to $45.6 million or 17.2% of revenues for the same period in fiscal 1998. The $3.6 million increase in SG&A costs from Q2 1998 to Q2 1999 relates primarily to higher commission expenses, salary and related benefit costs and legal fees. These factors also contributed to an increase in SG&A expenses from the first six months of fiscal 1998 to fiscal 1999. This increase has been partially offset by $2.5 million in costs incurred during the first six months of 1998 to reimburse a customer for certain product expenses incurred that did not recur in 1999. The change in all other SG&A expenses from Q2 1998 to Q2 1999 and from the first six months of fiscal 1998 to the same period in fiscal 1999 were not significant.

     With the exception of variable spending such as incentive bonuses and commissions, Cypress expects recurring SG&A spending to remain relatively constant.


   Acquisition and Merger Costs
   ----------------------------

     During Q2 1999 and the six months ended July 4, 1999, Cypress recorded aggregate merger-related transaction costs of $6.1 million and $9.8 million, respectively. The $6.1 million of costs incurred related to the acquisitions of Anchor and Arcus during Q2 1999, included $4.0 million for in-process research and development, $1.6 million for transaction costs and $0.5 million in amortization of intangibles. Charges during Q1 1999 of $3.7 million consisted of investment banking and other professional fees incurred related to the merger with ICW.


   1998 Restructuring Costs and Non-recurring Charges
   --------------------------------------------------

     In March 1998, Cypress recorded a one-time, pre-tax restructuring and other non-recurring charge of $84.4 million. The $57.1 million restructuring charge entailed:

     o    The  shutdown  of  Fab  3  located  in   Bloomington,   Minnesota  and
          consolidation of parts of Fab 3 operations with other operations of Cypress.

     o The discontinuance of the 0.6-micron 256k SRAM production in Fab 2 located in Texas.

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

     The restructuring activities described above included the termination of approximately 850 personnel, primarily from manufacturing, both at Cypress and at Alphatec.

     During Q2 1998, in conjunction with the closure of Fab 3, Cypress established a reserve for $1.4 million to cover severance costs associated with the reduction of work force at that location. This was based on the anticipated level of payments that would be made to personnel that were included in the work force reduction. As a part of a review of inventory, it was noted that Cypress required an additional reserve of $0.5 million to cover inventory that was written off. This related to a change in estimate regarding inventory that had been previously reserved.

     Separate from the restructuring charge, Cypress recorded additional charges of $27.3 million, which were recorded as operating expenses in Q1 1998. These charges were for inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for certain product expenses incurred ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

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

     The $3.1 million write-off of the equity investment was recorded against net interest and other income to reflect the decline in the value of an investment. Selling, general and administrative costs included the write-off of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred. During Cypress's periodic review of equipment, some equipment was identified as obsolete and $2.1 million was charged to cost of sales to write-off the obsolete equipment.

     Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with our restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is re-evaluating alternatives to achieve its eight-inch conversion plan for its R&D facility and expects to have resolution by the end of 1999. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned. Due to rapid changes in industry conditions during Q1 1999 and Q2 1999, Cypress developed an operational need for assets previously held for sale. The salvage values of these assets are not significant. These assets will be placed back into service during Q3 1999 and will be depreciated over their remaining estimated useful lives. With respect to the remaining assets held for sale impacted by restructuring activities, Cypress continues its efforts to dispose of such assets and expects to dispose of these assets by the end of 1999. Cypress expects to recover the originally determined salvage value for those assets.

     In Q1 1998, Cypress (ICW) also recorded a $1.8 million charge to recognize the further impairment of the assets that were written down during the 1997 restructuring.


   1999 Restructuring Credits
   --------------------------

     During Q1 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.


   Interest Expense
   ----------------

     Interest expense was $2.5 million and $4.8 million for Q2 1999 and the six months ended July 4, 1999, respectively, compared to $2.8 million and $5.8 million for Q2 1998 and the six months ended June 29, 1998, respectively. The interest expense is primarily associated with the 6.0% Convertible Subordinated Notes ("Notes"), which were issued in September 1997 and are due in 2002. The $0.3 million decrease from Q2 1998 is attributable to the retirement of $5.0 million and $10.0 million of the Notes in the third and fourth quarters of 1998, respectively. The $1.0 million decrease from the six months ended June 29, 1998 to the same period in fiscal 1999 is due primarily to a $0.6 million decline in bond interest costs resulting from the bond retirement previously discussed. The remaining $0.4 million decrease relates primarily to interest costs associated with the revolving line of credit that was outstanding during Q1 1998 and cancelled during the second quarter of 1998.


   Interest Income and Other
   -------------------------

     Net interest income and other was $3.8 million and $6.9 million for Q2 1999 and the six months ended July 4, 1999, respectively, compared to $3.3 million and $3.4 million for Q2 1998 and the six months ended June 29, 1998, respectively. Net interest income and other includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-recurring items. The $0.5 million increase from Q2 1998 to Q2 1999 relates primarily to higher interest income. The $3.5 million increase from the first six months of fiscal 1998 to the first six months of fiscal 1999 relates primarily to a non-recurring, pre-tax charge of $3.1 million recorded Q1 1998 to reflect the decline in the value of an investment.

   Taxes
   -----

     Cypress's effective tax rates for Q2 1999 and the six months ended July 4, 1999 were 5.3% and 5.1%, respectively, compared to 9.9% and 9.5% for Q2 1998 and the six months ended June 29, 1998, respectively. A tax benefit of $1.0 million and $11.0 million was realized during Q2 1998 and the six months ended June 29, 1998. The benefit was attributable primarily to the utilization of loss carrybacks, the utilization of research and development tax credits and non-U.S. income taxed at lower tax rates than U.S. tax rates, principally related to Cypress's operations in the Philippines. Cypress's effective rate varies from the U.S. statutory rate due to non-deductible in-process research and development charges and merger costs offset by utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits. The tax benefit recognized during fiscal 1998 is less than the expected statutory rate on Cypress's loss due to limitations on Cypress's ability to carry such losses back to prior periods.

     During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination is expected to continue through December 1999. Management believes that the outcome of the examination will not have a material effect on Cypress's consolidated financial position or results of operations.


   Net Income (Loss) and Net Income (Loss) Per Share
   -------------------------------------------------

     Net income for Q2 1999 was $8.5 million or $0.08 per share on a diluted basis, compared to a net loss of $9.2 million or $0.09 per share, on a diluted basis for Q2 1998. Net income for the six months ended July 4, 1999 was $17.2 million or $0.17 per share, compared to a net loss of $105.0 million or $1.02 per share on a diluted basis for the six months ended June 29, 1998.


   Earnings Before Goodwill
   ------------------------

     Cypress reported basic earnings before goodwill ("EBG") and diluted EBG. EBG refers to earnings excluding pretax acquisition and restructuring related charges and credits, in-process research and development costs, transaction costs and amortization of intangible assets, net of tax. These charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. The table below reconciles basic and diluted net income (loss) per share to basic and diluted earnings (loss) before goodwill per share, respectively.

     Reconciliation  of basic net  income  (loss)  per  share to basic  earnings
(loss) before goodwill:

                                                                     Three Months Ended        Six Months Ended
                                                                  -------------------------- ----------------------
                                                                    July 4,      June 29,     July 4,     June 29,
                                                                     1999          1998        1999         1998
                                                                    -------      -------      -------     -------
                                                                                   (In thousands)
         Basic net income (loss) per share....................      $  0.08      $ (0.09)      $ 0.17      $(1.02)
         Goodwill net of taxes per share......................      $  0.06      $  0.00       $ 0.10      $ 0.00
         Restructuring costs (credits) net of taxes per share.      $  0.00      $  0.02       $(0.04)     $ 0.54
                                                                    -------      -------      -------     -------
         Basic earnings (loss) before goodwill per share......      $  0.14      $ (0.07)      $ 0.23      $(0.48)
                                                                    =======      =======       ======      ======

     Reconciliation  of diluted net income (loss) per share to diluted  earnings
(loss) before goodwill:

                                                                     Three Months Ended        Six Months Ended
                                                                  -------------------------- ----------------------
                                                                    July 4,      June 29,     July 4,     June 29,
                                                                     1999          1998        1999         1998
                                                                    -------      -------      -------     -------
                                                                                   (In thousands)
         Diluted net income (loss) per share..................      $  0.08      $ (0.09)      $ 0.17      $(1.02)
         Goodwill net of taxes per share......................      $  0.05      $  0.00       $ 0.09      $ 0.00
         Restructuring costs (credits) net of taxes per share.      $  0.00      $  0.02       $(0.04)     $ 0.54
                                                                    -------      -------      -------     -------
         Diluted earnings (loss) before goodwill per share....      $  0.13      $ (0.07)      $ 0.22      $(0.48)
                                                                    =======      =======       ======      ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cypress's cash, cash equivalents and short-term investments totaled $168.4 million at July 4, 1999, a $7.8 million increase from the end of fiscal 1998.


     During the six months ended July 4, 1999, Cypress purchased $41.4 million in capital equipment compared to $39.1 million in the same period in fiscal 1998. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines and its San Jose design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.18- and 0.25-micron processes. A majority of the equipment purchased was to increase the capacity and capability of Fab 4 located in Minnesota. Equipment purchased for the Philippines was used to increase manufacturing capacity and tool certain packaging capabilities. Purchases of capital equipment for the technology group are expected to enhance and accelerate research and development capabilities. Capital expenditures for the remainder of 1999 are expected to be approximately $93.5 million as Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities. Commitments for purchases beyond June 2000 are not considered to be significant.

    During Q1 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress can through March 2001 sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million dollars. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7.2 million shares of common stock, including 4.7 million shares it was required to sell to cure a taint to allow the merger with ICW to be accounted for as a pooling of interests. Cypress received approximately $33.8 million proceeds, net of issuance costs, from the sale of these shares. The remaining 2.5 million shares were sold by selling stockholders. Cypress did not receive any proceeds from the shares sold by the selling stockholders.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loan program was initiated to reduce the number of tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares or within thirty days of the date the individual ceases to be an employee of Cypress. The loans bear interest and are secured by Cypress common shares. At July 4, 1999, loans receivable under this program totaled $7.9 million.

     During 1997, Cypress (ICW) entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan became due simultaneously with the merger of Cypress and ICW and was repaid in April 1999. Also during 1997, Cypress (ICW) issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of July 4, 1999, a total of $1.0 million was payable under the notes.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program to cure the tainted shares in order to allow the merger with ICW to be accounted for as a pooling of interests. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress's 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During the first six months of 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997.

     In 1997, Cypress (ICW) established a revolving line of credit with a bank totaling up to $6.5 million. Cypress (ICW) cancelled this line of credit in June 1999. In July 1996, Cypress established a three-year $100.0 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. During 1998, Cypress cancelled this line of credit.

     Cypress believes that existing cash and cash equivalents and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. Cypress's operating results may be adversely impacted by various risk factors causing Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, Cypress may not be able to obtain it at terms Cypress deems satisfactory, or at all.


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


CYPRESS'S FINANCIAL RESULTS COULD BE ADVERSELY IMPACTED IF THE MARKETS IN WHICH IT SELLS ITS PRODUCTS DO NOT GROW.

     Cypress's continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

     o    data communications and telecommunications equipment;
     o    computers and computer related peripherals;
     o    automotive electronics;
     o    industrial controls; and
     o    customer electronics equipmentand military equipment.

     A significant portion of our products are incorporated into data communications and telecommunication end-products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices which incorporate our products could adversely affect our business, financial condition and operating results. In addition, certain of our products, including Universal Serial Bus microcontrollers, high-frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically experienced significant fluctuations in demand. In addition, we may be materially and adversely affected by slower growth in the other markets in which we sell our products.


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

     Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, Cypress's future success depends on its ability to develop and introduce new products which customers choose to buy. In recent years we have introduced and sold an average of 131 new products a year, and these products have been an important source of revenue for us. If we fail to compete and introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs (discussed more below), or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be adversely affected.

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

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for most companies in the industry, including Cypress, marked by erosion of product sale prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected. A primary cause of this highly competitive environment is the strengths of our competitors; the industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Cypress faces competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in markets that are important to us. Our ability to compete successfully in a rapidly evolving high performance end of the semiconductor technology spectrum depends on many factors, including:

          o    Our  success  in  developing   new  products  and   manufacturing
               technologies;

          o    The quality and price of our products;

          o    The diversity of our product lines;

          o The cost effectiveness of our design, development, manufacturing and marketing efforts;

          o The pace at which customers incorporate our products into their systems; and

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

CYPRESS MUST BUILD SEMICONDUCTORS BASED ON ITS FORECASTS OF DEMAND, AND CAN END UP WITH LARGE AMOUNTS OF UNSOLD PRODUCT IF ITS FORECASTS ARE WRONG.

     Cypress must order materials and build semiconductors based on its existing orders, which may be cancelled under many circumstances and to a greater extent on its internal forecasts. As a result, we are very dependent on our forecasts to predict what we think we will be able to sell. Because our markets are volatile and subject to rapid technology and price changes, our forecasts may be wrong, and we may make too many or too few of certain products. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand all the more difficult. The above factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be materially adversely affected.


CYPRESS MUST SPEND HEAVILY ON EQUIPMENT TO STAY COMPETITIVE, AND WILL BE ADVERSELY IMPACTED IF IT IS UNABLE TO SECURE FINANCING FOR SUCH INVESTMENTS.

     Semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability in order to remain competitive. In particular, Cypress expects to spend in excess of $100 million on equipment in 1999 and anticipates significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs. However, our cash flows from operations depend primarily on average selling prices, which have been declining, and the per-unit cost of our products. If we are unable to decrease costs for our products at a rate at least as fast as the rate of decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In that case we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. However, such financing may not be available on terms which are satisfactory to us, in which case our business, financial condition and results of operations will be adversely impacted.


Cypress competes with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would hurt us.

     To a greater degree than most non-technology companies, Cypress depends on the efforts and abilities of certain key management and technical personnel. Our future success will depend in part upon our ability to retain these personnel, and to attract and retain other highly qualified personnel, particularly product design engineers. We compete for such personnel with other companies, academic institutions, government entities and other organizations. Competition for personnel such as these is intense throughout the technology industry and we may not be successful in hiring or retaining new or existing qualified personnel. If we lose existing qualified personnel or are unable to hire new qualified personnel as needed, our business, financial condition and results of operations could be adversely affected.


CYPRESS   FACES   ADDITIONAL   PROBLEMS  AND   UNCERTAINTIES   ASSOCIATED   WITH
INTERNATIONAL OPERATIONS THAT COULD ADVERSELY IMPACT IT.

     International sales represented 45.0% revenues during the first six months of fiscal 1999 and 43.0% of our revenues during the same period in fiscal 1998. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

o        currency exchange fluctuations,
o        political instability,
o        changes in local economic conditions,
o        the devaluation of local currencies,
o        import and export controls, and
o        changes in tax laws, tariffs and freight rates.

     To the extent any such risks materialize, our business, financial condition and results of operations could be materially and adversely affected.


CYPRESS MUST COMPLY WITH MANY DIFFERENT ENVIRONMENTAL REGULATIONS, WHICH CAN BE EXPENSIVE.

     Cypress must comply with many different federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. This compliance can be expensive. In addition, over the last several years, the public has paid a great deal of attention to the potentially negative environmental impact of semiconductor manufacturing operations. This attention and other factors may lead to changes in environmental regulations that could force us to purchase additional equipment or comply with other potentially costly requirements. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations, we could face substantial liability or suspension of our manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations.


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


   Year 2000 Readiness Disclosure
   ------------------------------

     In less than six months, most companies will face a potentially serious problem because many software applications, operational systems and equipment with embedded chips or processors may not properly recognize or accurately process calendar dates beginning in the year 2000. The problem arises because of the prevalent use of two digits to represent the year 2000 in these systems and equipment.

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

     As of July 1999, Cypress has completed all of its year 2000 compliance efforts for our internal business (MIS) systems. An integrated system test for critical business applications will be completed by the end of August 1999. As of July 1999, Cypress has completed greater than 90% of the compliance efforts related to the rest of our systems, equipment and infrastructure. We expect to complete the remainder of our compliance efforts by September 1999. Our efforts since the beginning of fiscal year 1999 have continued to shift in focus from inventory taking and assessment to remediation, testing and contingency planning activities. Contingency planning efforts have incorporated Cypress's entire supply chain and external infrastructure, to ensure plans will be in place to address any unforeseen year 2000 failures.

     Cypress incurred little cost during 1998 in addressing the year 2000 problem. In 1999 we expect to incur a total of $3.0 million of expense and capital outlays for remediation, testing and contingency planning efforts. Through Q2 1999, approximately 80% of planned expenditures have been incurred.

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

     Cypress Year 2000 contingency planning efforts are guided by three elements and specifically expressed in our Year 2000 Mission: (1) Cypress serves its customers continuously, (2) Cypress maintains continuous employment, and (3) Cypress increases shareholder value relative to its competitors. The executive staff of Cypress is directly responsible for developing and approving Cypress's year 2000 contingency planning efforts, and the team is led by the CEO. The operating assumption that external infrastructure may be down for up to 2-4 weeks has been used in order to create a suitable framework for contingency planning efforts, and as a result, Cypress expects to have plans in place to address any unforeseen year 2000 failures. Our contingency planning efforts will continue through August 1999, at which time these activities will be documented, implemented and communicated accordingly. A number of business responses are being actively considered and all should be viewed as likely for some segment of our customer/supplier base:

          o developing second/alternate source suppliers for critical raw materials and subcontract operations,

          o work-in-process inventory "build ahead" in Cypress wafer fab locations,

          o finished goods inventory "build ahead" in Cypress/subcontractor assembly locations,

          o increased consignment inventory programs for strategic customers (up to 3 months on customer premises),

          o    higher   year-end  1999  stocking   levels  for  primary  Cypress
               distributors,

          o    partial/full company shutdown for up to 10 days,

          o facility "safe state" plans, including plans to preserve equipment and the controlled environment of manufacturing facilities (i.e., temperature and humidity controls) for a period of 7 days using self-generated power in the event of infrastructure shutdown, and

          o early payment/collection as well as delayed payment/collection for Cypress suppliers, customers and employees.

   Market Risk Disclosure
   ----------------------

     Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.


     A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. There have been no significant changes in the market risk disclosures during the six months ended July 4, 1999 as compared to the discussion in our 1998 Annual Report on Form 10-K for the year ended January 3, 1999.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings
---------------------------

     The information required by this item is included in Part I in Note 10 of Notes to the Condensed Consolidated Financial Statements.


Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

   a.  Exhibits
          Exhibit 27 -- Financial Data Schedule


   b.  Reports on Form 8-K

          1. Filed April 16, 1999 -- Filing relates to the acquisition of IC Works Inc. and contains a copy of the press release regarding consummation of the merger issued by Cypress on April 5, 1999 as an exhibit.

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




Dated:  August 16, 1999