Form 10-Q
period 1999-10-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-11-17
CIK 791915

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                         Commission file number 1-10079

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



                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                 No
                             ---                   ---

The total number of shares of the registrant's common stock, outstanding as of October 3, 1999, was 109,290,000.
================================================================================

                        CYPRESS SEMICONDUCTOR CORPORATION




                                                                           Page
                                                                           ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements
          Condensed Consolidated Balance Sheets.............................. 3
          Condensed Consolidated Statements of Operations.................... 5
          Condensed Consolidated Statements of Cash  Flows................... 7
          Notes to Condensed Consolidated Financial Statements............... 9
     Item 2. Management's Discussion and Analysis of Financial Condition.... 24
     Item 3. Quantitative and Qualitative Disclosure About Market Risk...... 43


Part II -- OTHER INFORMATION
Item 1. Legal Proceedings.................................................... 44
Item 6. Exhibits and Reports on Form 8-K..................................... 44
Signatures................................................................... 45



                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)



                                                                                  Oct. 3,           Jan. 3,
                                                                                   1999              1999
                                                                               ------------       -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents................................................       $ 128,876         $ 142,102
  Short-term investments...................................................          73,915            18,459
                                                                                 ----------        ----------
  Total cash, cash equivalents and short-term investments..................         202,791           160,561
  Accounts receivable, net of allowances of $2,478 at October 3, 1999
    and $3,050 at January 3, 1999..........................................          93,253            68,955
  Inventories, net.........................................................          79,270            65,096
  Other current assets.....................................................          23,042            14,372
                                                                                 ----------        ----------
          Total current assets                                                      398,356           308,984
Property, plant and equipment, net.........................................         352,323           348,936
Long-term investments......................................................         105,572            57,046
Restricted investments.....................................................          61,288            59,742
Other assets...............................................................          47,704             8,223
                                                                                 ----------        ----------
              Total assets.................................................       $ 965,243         $ 782,931
                                                                                 ==========        ==========







 The accompanying notes form an integral part of these condensed consolidated financial statements.




                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                  Oct. 3,           Jan. 3,
                                                                                   1999              1999
                                                                               ------------       -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................      $   69,756        $   53,932
  Accrued liabilities......................................................          45,767            33,145
  Deferred income on sales to distributors.................................          19,659            13,300
  Income taxes payable.....................................................          24,635            13,591
                                                                                 ----------        ----------
      Total current liabilities............................................         159,817           113,968
  Convertible subordinated notes...........................................         160,000           160,000
  Deferred income tax......................................................          10,364                --
  Other long-term liabilities..............................................           8,076            10,240
                                                                                 ----------        ----------
      Total liabilities....................................................         338,257           284,208
                                                                                 ----------        ----------


Commitments and Contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized;
    none issued and outstanding............................................             --                --
  Common stock, $0.01 par value, 250,000 shares authorized;
    114,271 and 109,586 issued;
    109,290 and 96,298 outstanding at October 3, 1999 and January 3, 1999..           1,143             1,096
  Additional paid-in capital...............................................         509,944           481,640
  Notes receivable from stockholders'......................................          (7,892)               --
  Retained earnings........................................................         196,516           180,625
                                                                                 ----------        ----------
                                                                                    699,711           663,361
  Less shares of common stock held in treasury at cost:
    4,981 and 13,288 shares at October 3, 1999 and January 3, 1999.........         (72,725)         (164,638)
                                                                                 ----------        ----------
      Total stockholders' equity...........................................         626,986           498,723
                                                                                 ----------        ----------
          Total liabilities and stockholders' equity.......................       $ 965,243         $ 782,931
                                                                                 ==========        ==========

 The accompanying notes form an integral part of these condensed consolidated financial statements.



                        CYPRESS SEMICONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                 --------------------------
                                                                                  Oct. 3,          Sep. 28,
                                                                                   1999              1998
                                                                                 --------          --------
Revenues...................................................................      $184,497         $ 143,791
                                                                                 --------          --------
Costs and expenses:
  Cost of revenues.........................................................        98,528            96,419
  Research and development.................................................        32,021            28,184
  Selling, general and administrative......................................        26,000            22,391
  Acquisition and merger costs.............................................         1,879                --
  Restructuring credits....................................................            --               (59)

                                                                                 --------          --------
      Total operating costs and expenses...................................       158,428           146,935
                                                                                 --------          --------

Operating income (loss)....................................................        26,069            (3,144)
Interest expense...........................................................        (2,458)           (2,745)
Interest income and other..................................................         4,196             4,926
                                                                                 --------          --------
Income (loss) before income taxes..........................................        27,807              (963)
(Provision) benefit for income taxes.......................................        (1,390)            2,771
                                                                                 --------          --------
Net income.................................................................      $ 26,417           $ 1,808
                                                                                 ========          ========
Net income per share:
  Basic....................................................................       $  0.25           $  0.02
  Diluted..................................................................       $  0.23           $  0.02

Shares used in per share calculations:
  Basic....................................................................       107,508           101,600
  Diluted..................................................................       117,103           105,492



 The accompanying notes form an integral part of these condensed consolidated financial statements.



                        CYPRESS SEMICONDUCTOR CORPORATION

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                 --------------------------
                                                                                  Oct. 3,          Sep. 28,
                                                                                   1999              1998
                                                                                 --------          --------
Revenues...................................................................      $497,611         $ 409,320
                                                                                 --------          --------
Costs and expenses:
  Cost of revenues.........................................................       277,561           313,486
  Research and development.................................................        95,306            83,853
  Selling, general and administrative......................................        74,825            67,942
  Acquisition and merger costs.............................................        11,683                --
  Restructuring costs (credits)............................................        (3,811)           60,737
                                                                                 --------          --------
      Total operating costs and expenses...................................       455,564           526,018
                                                                                 --------          --------

Operating income (loss)....................................................        42,047          (116,698)
Interest expense...........................................................        (7,244)           (8,548)
Interest income and other..................................................        11,097             8,312
                                                                                 --------          --------
Income (loss) before income taxes..........................................        45,900          (116,934)
(Provision) benefit for income taxes.......................................        (2,319)           13,766
                                                                                 --------          --------
Net income (loss)..........................................................      $ 43,581        $ (103,168)
                                                                                 ========          ========
Net income (loss) per share:
  Basic....................................................................       $  0.42          $  (1.01)
  Diluted..................................................................       $  0.40          $  (1.01)

Shares used in per share calculations:
  Basic....................................................................       102,974           102,194
  Diluted..................................................................       109,040           102,194




 The accompanying notes form an integral part of these condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                      Nine Months Ended
                                                                                 ---------------------------
                                                                                  Oct. 3,           Sep. 28,
                                                                                   1999              1998
                                                                                 ---------         ---------
Cash flow from operating activities:
  Net income (loss)........................................................      $  43,581         $(102,833)
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization..........................................         80,332            94,067
    Acquired in-process research and development...........................          4,019                --
    Restructuring charges (reversals)......................................         (3,811)           60,737
    Non-cash interest and amortization of debt issuance costs..............            797               767
Changes in operating assets and liabilities:
  Accounts receivable......................................................        (23,421)            2,493
  Inventories..............................................................        (14,113)           16,550
  Other assets.............................................................         (9,748)            6,142
  Accounts payable and accrued liabilities.................................         19,109            (5,909)
  Deferred income..........................................................          6,359             2,060
  Income taxes payable.....................................................         11,044            (1,088)
                                                                                ----------        ----------
      Net cash flow generated from operating activities....................        114,148            72,986
                                                                                ----------        ----------
Cash flow from investing activities:
  Purchase of investments..................................................       (139,587)         (139,924)
  Sale or maturities of investments........................................         35,605           100,165
  Acquisition of Anchor....................................................        (14,956)               --
  Acquisition of Arcus.....................................................         (9,883)               --
  Acquisition of property, plant and equipment.............................        (76,590)          (51,544)
  Acquisition of technology rights.........................................         (6,950)               --
  Proceeds from the sale of equipment......................................          7,679             1,981
                                                                                ----------        ----------
      Net cash flow used for investing activities..........................       (204,682)          (89,322)

                                                                                ----------        ----------

                        CYPRESS SEMICONDUCTOR CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)
                                                                                      Nine Months Ended
                                                                                 ---------------------------
                                                                                  Oct. 3,           Sep. 28,
                                                                                   1999              1998
                                                                                 ---------         ---------
Cash flow from financing activities:
  Repurchase of common stock...............................................             --           (50,425)
  Retirement of convertible subordinated notes, net of issuance costs......             --            (4,325)
  Repayment on debt........................................................         (2,653)           (3,992)
  Proceeds from put premiums...............................................             --             5,359
  Re-issuance of treasury shares...........................................         52,814                --
  Issuance of notes to employees...........................................         (7,892)               --
  Issuance of common stock.................................................         36,950            10,684
  Other long-term liabilities..............................................         (1,911)           (2,126)
                                                                                ----------        ----------
      Net cash flow generated by financing activities......................         77,308           (44,825)
                                                                                ----------        ----------
Net decrease in cash and cash equivalents..................................        (13,226)          (61,161)
Cash and cash equivalents, beginning of year...............................        142,102           157,468
                                                                                ----------        ----------
Cash and cash equivalents, end of quarter..................................      $ 128,876          $ 96,307
                                                                                ==========        ==========



 The accompanying notes form an integral part of these condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended October 3, 1999
                                   (Unaudited)


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

      Beginning with its 1998 fiscal year-end, Cypress ended its fiscal months, quarters and years on Sundays, rather than Mondays, bringing its fiscal period ends in line with predominant industry practice. This change did not have a significant effect on Cypress's condensed consolidated financial statements for the three-month and nine-month periods ended October 3, 1999 as compared to the respective three-month and nine-month periods ended September 28, 1998. For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three-month and nine-month periods ended October 3, 1999 are not necessarily indicative of the results to be expected for the full year.


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

     Cypress acquired Arcus for $17.7 million, including cash of $11.5 million and stock of $6.2 million, excluding direct acquisition costs of $0.8 million for legal and accounting fees. Through October 3, 1999, Cypress paid $9.9 million in cash and issued $2.3 million in stock. The remaining $1.6 million in cash will be paid and the remaining $3.9 million in stock will be issued as certain performance milestones are reached. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                                            (In thousands)
                                                            --------------
                  Fair value of tangible net assets.......  $          391
                  In-process research and development.....           2,500
                  Current technology......................           4,400
                  Assembled workforce.....................           1,600
                  Deferred compensation...................           5,553
                  Excess of purchase price over net assets
                  acquired................................           3,264
                                                            --------------
                                                            $       17,708
                                                            ==============

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

     Cypress expects that the in-process technology will be completed within a period of twelve to twenty-four months after the closing of the transaction, however, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

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

                                                             (In thousands)
                  Fair value of tangible net liabilities..    $       (919)
                  In-process research and development.....           1,519
                  Assembled workforce.....................           1,320
                  Current technology......................          13,036
                                                              ------------
                                                              $     14,956
                                                              ============

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

     The amounts allocated to assembled workforce and current technology are being amortized over their estimated useful lives of five-years using the straight-line method. There was no goodwill associated with the acquisition of Anchor.


NOTE 4 -- MERGER WITH IC WORKS INCORPORATED
-------------------------------------------

     On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated ("ICW"), which was accounted for as a pooling of interests. The condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW were different. ICW has changed its fiscal year-end to coincide with that of Cypress. Cypress's consolidated statements of operations for the three and nine-month periods ended September 28, 1998 have been combined with ICW's consolidated statements of operations for the corresponding three and nine-month periods ended September 25, 1998.

     The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the nine-months ended October 3, 1999 and September 28, 1998 are presented below.

Three months ended April 4, 1999:
---------------------------------
                                                                Cypress         ICW          Total
                                                                   (In thousands)
                                                               ---------     ---------     ---------
                  Total revenue...........................     $ 130,380     $  21,211     $ 151,591
                  Net income..............................     $   5,962     $   2,720     $   8,684


Three months ended March 30, 1998:
----------------------------------
                                                                Cypress         ICW          Total
                                                                   (In thousands)
                                                               ---------     ---------     ---------
                  Total revenue...........................     $ 116,953     $  15,200     $ 132,153
                  Net loss................................     $ (93,973)    $ (1,782)     $ (95,755)

     During the quarter ended April 4, 1999, Cypress recorded merger-related transaction costs of $3.7 million related to the acquisition of ICW. These charges, which consist primarily of investment banking and other professional fees, have been included under acquisition and merger costs in the Condensed Consolidated Statements of Operations.


NOTE 5 -- CASH AND INVESTMENTS
------------------------------

                                                                Oct. 3,      Jan. 3,
                                                                 1999         1999
                                                             ------------  ----------
                                                                   (In thousands)
                  Cash and cash equivalents...............     $128,876      $142,102
                  Short-term investments..................       73,915        18,459
                  Long-term investments...................      105,572        57,046
                  Restricted investments..................       61,288        59,742
                                                             ----------    ----------
                            Total.........................     $369,651      $277,349
                                                             ==========    ==========


NOTE 6 -- INVENTORIES
---------------------

                                                                Oct. 3,      Jan. 3,
                                                                 1999         1999
                                                              -----------  ----------
                                                                   (In thousands)
                  Raw materials...........................    $    10,313  $    8,939
                  Work-in-process.........................         38,514      35,399
                  Finished goods..........................         30,443      20,758
                                                               ----------   ---------
                            Total.........................     $   79,270   $  65,096
                                                               ==========   =========



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

Three months ended October 3, 1999 and September 28, 1998:
----------------------------------------------------------

                                               October 3, 1999                 September 28, 1998
                                       -------------------------------  -------------------------------
                                                             Per-Share                        Per-Share
                                        Income     Shares     Amount     Income     Shares     Amount
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                  (In thousands, except per share amounts)
         Basic EPS:
           Net income.............     $  26,417    107,508  $    0.25  $   1,808    101,600  $    0.02
         Effects of dilutive
         securities:
           Stock options..........            --      9,595                    --      3,892
                                       ---------  ---------  ---------  ---------  ---------  ---------
         Diluted EPS:
           Net income.............     $  26,417    117,103  $    0.23  $   1,808    105,492  $    0.02
                                       =========  =========  =========  =========  =========  =========



Nine months ended October 3, 1999 and September 28, 1998:
---------------------------------------------------------


                                               October 3, 1999                September 28, 1998
                                       -------------------------------   -------------------------
                                                             Per-Share                        Per-Share
                                        Income     Shares     Amount     Income     Shares     Amount
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                   (In thousands, except per share amounts)
         Basic EPS:
           Net income (loss)......     $  43,581    102,974  $    0.42  $(103,168)   102,194  $   (1.01)
         Effects of dilutive
         securities:
           Stock options..........            --      6,066                  --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
         Diluted EPS:
           Net income (loss)......     $  43,581    109,040  $ 0.40     $(103,168)   102,194  $   (1.01)
                                       =========  =========  =========  =========  =========  =========

     At October 3, 1999 and September 28, 1998, stock options outstanding were 19,353,000 and 24,681,000, respectively. Of the options outstanding, 19,000 and 17,275,000 shares, respectively, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the quarter. Convertible debentures outstanding at October 3, 1999 and September 28, 1998 convertible to 6,772,000 and 7,196,000 shares, respectively, of common stock were also excluded from diluted EPS as their effect was anti-dilutive.


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

     The following tables set forth charges taken against the reserve during the three- and nine-month periods ended October 3, 1999.


     Three months ended October 3, 1999:
     -----------------------------------

                                                                   Balance                             Balance
                                                                   Jul. 4,                             Oct. 3,
                                                                     1999      Utilized     Other        1999
                                                                   --------    --------    --------    --------
                                                                                  (In thousands)
         Other fixed asset related charges(1).................     $  2,454    $   (222)   $     --    $  2,232
                                                                   ========    ========    ========    ========

    Nine months ended October 3, 1999:
    ----------------------------------

                                                                   Balance                             Balance
                                                                   Jan. 3,                             Oct. 3,
                                                                     1999      Utilized     Other        1999
                                                                   --------    --------    --------    --------
                                                                                  (In thousands)
         Severance and other employee related charges(1) (2)..     $  2,309         (54)   $ (2,255)   $     --
         Other fixed asset related charges(1).................        3,030        (278)       (520)      2,232
         Provision for phase-down and consolidation of
         manufacturing                                                  339          --        (339)         --
                                                                   --------    --------     --------    --------
           facilities(1)......................................
                   Total......................................     $  5,678    $   (332)    $ (3,114)   $  2,232
                                                                   ========    ========     ========    ========
----------

(1) Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

(2) The amount utilized represents cash payments related to severance of approximately 850 employees.

     During the quarter ended April 4, 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. In addition, $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

     Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress's restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress has initiated plans to convert its R&D wafer facility in San Jose to eight-inch capability and expects to have the conversion completed by June 2000. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned.


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

     The following tables set forth charges taken against the reserve during the three- and nine-month periods ended October 3, 1999. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining will be utilized by March 2000 when the operating lease commitments end.


    Three months ended October 3, 1999:
    -----------------------------------

                                                                    Balance                 Balance
                                                                    Jul. 4,                 Oct. 3,
                                                                      1999      Utilized      1999
                                                                    --------    --------    --------
                                                                             (In thousands)
         Operating lease costs(1).............................      $  1,419    $   (974)   $    445
                                                                    ========    ========    ========


    Nine months ended October 3, 1999:
    ----------------------------------

                                                                    Balance                 Balance
                                                                    Jan. 3,                 Oct. 3,
                                                                      1999      Utilized      1999
                                                                    --------    --------    --------
                                                                             (In thousands)
         Operating lease costs(1).............................      $  2,332     $(1,887)   $    445
         Severance and other employee related charges(1)......            60         (60)         --
                                                                    --------    --------    --------
                   Total......................................      $  2,392    $ (1,947)   $    445
                                                                    ========    ========    ========
----------

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

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loan program was initiated to reduce the number of tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by Cypress common shares. At October 3, 1999, loans receivable under this program totaled $7.9 million.

     During 1997, Cypress (ICW) entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan became due simultaneously with the merger of Cypress and ICW and was repaid in April 1999. Also during 1997, Cypress (ICW) issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of October 3, 1999, a total of $0.8 million was payable under the notes.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program to cure the tainted shares in order to allow the merger with ICW to be accounted for as a pooling of interests. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress's 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During the first nine months of 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997.

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

Enforce its patents or other intellectual property rights.

Protect its trade secrets and know-how.

Determine the validity or scope of the proprietary rights of others.

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

     During 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of Cypress claiming that none of the patent claims was infringed by Cypress and that each asserted claim was invalid due to prior art and physical impossibility (i.e. the patents require a step that is physically impossible to perform). EMI may to file an appeal, although no such appeal has been filed as of November 17, 1999. Should EMI appeal the decision of the Federal Court, Cypress intends to defend itself vigorously. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson. On February 26, 1999, the Lemelson attorneys sued Cypress and 87 other companies for infringement of 16 patents. Cypress has reviewed and investigated the allegations in the complaint and Cypress believes that the suits are without merit. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matter will not have a material effect on Cypress's consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress's financial position and results of operations.

     In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"). In this action, Cypress asked for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

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

     In March 1999, Cypress signed a cross-license technology agreement with Lucent Technologies Corporation cross-licensing essentially all semiconductor patents of both companies. The terms of this cross-license agreement is not expected to have a material effect on Cypress's consolidated financial position or results of operations.


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

     The tables below set forth information about the reportable segments for three- and nine-month periods ended October 3, 1999 and September 28, 1998. Cypress does not allocate income taxes or non-recurring items to segments.


Business Segment Net Revenues
-----------------------------

                                                                 Three Months Ended      Nine Months Ended
                                                                 -------------------    -------------------
                                                                 Oct. 3,    Sep. 28,    Oct. 3,    Sep. 28,
                                                                   1999       1998        1999       1998
                                                                 --------   --------    --------   --------
                                                                               (In thousands)
                  Memory....................................     $ 67,574   $ 51,474    $188,444   $151,248
                  Non-memory................................      116,923     92,317     309,167    258,072
                                                                 --------   --------    --------   --------
                    Total consolidated revenues.............     $184,497   $143,791    $497,611   $409,320
                                                                 ========   ========    ========   ========


Business Segment Profit (Loss)
------------------------------

                                                                 Three Months Ended      Nine Months Ended
                                                                 -------------------    -------------------
                                                                 Oct. 3,    Sep. 28,    Oct. 3,    Sep. 28,
                                                                   1999       1998        1999       1998
                                                                 --------   --------    --------   --------
                                                                               (In thousands)
                  Memory....................................     $ (4,655)  $(20,861)   $(23,511)  $(84,642)
                  Non-memory................................       32,603     17,658      73,430     28,681
                  Acquisition and merger costs..............       (1,879)        --     (11,683)        --
                  Restructuring credits (costs).............           --         59       3,811    (60,737)
                  Interest income and other.................        4,196      4,926      11,097      8,312
                  Interest expense..........................       (2,458)    (2,745)     (7,244)    (8,548)
                                                                 --------   --------    --------   --------
                  Income (loss) before provision for income
                  taxes                                          $ 27,807   $   (963)   $ 45,900  $(116,934)
                                                                 ========   ========    ========   ========

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



NOTE 14 -- SUBSEQUENT EVENTS
----------------------------

Cypress Acquires MAX 5000 Product Line from Altera
--------------------------------------------------

     On October 5, 1999, Cypress announced that it has signed a definitive agreement with Altera Corporation ("Altera") to acquire Altera's MAX 5000 Programmable Logic Device ("PLD") product line and its equity interest in Cypress's wafer fabrication facility in Round Rock, Texas ("Fab II") for approximately $13.0 million. The acquisition will be accounted for as a purchase. In 1988, Altera licensed its MAX 5000 family of products to Cypress in consideration of manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock wafer fabrication facility. By acquiring Altera's equity interest in October 1999, Fab II is now 100% owned by Cypress.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three and Nine Months Ended October 3, 1999


     All references are to Cypress's fiscal quarters ended October 3, 1999 ("Q3 1999"), July 4, 1999 ("Q2 1999), April 4, 1999 ("Q1 1999), September 28, 1998
("Q3 1998"), June 29, 1998 ("Q2 1998") and March 30, 1998 ("Q1 1999"), unless otherwise indicated. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report.


RESULTS OF OPERATIONS
---------------------

   Revenues
   --------

     Revenues for Q3 1999 and the nine months ended October 3, 1999 were $184.5 million and $497.6 million, respectively. Revenues for Q3 1999 increased $40.7 million or 28.3% compared to revenues of $143.8 million for Q3 1998. Revenues of $497.6 million for the nine-month period ended October 3, 1999 were $88.3 million or 21.6% higher than the $409.3 million recognized in the comparable period of the prior fiscal year. Cypress derives its revenues from the sale of Memory Products and Non-memory Products. Below is a summary of revenues derived from the sale of Memory Products and Non-memory Products.



                                                                 Three Months Ended      Nine Months Ended
                                                                 -------------------    -------------------
                                                                  Oct. 3,   Sep. 28,     Oct. 3,   Sep. 28,
                                                                   1999      1998         1999       1998
                                                                 --------   --------    --------   --------
                                                                               (In thousands)
                  Memory....................................     $ 67,574   $ 51,474    $188,444   $151,248
                  Non-memory................................      116,923     92,317     309,167    258,072
                                                                 --------   --------    --------   --------
                    Total consolidated revenues.............     $184,497   $143,791    $497,611   $409,320
                                                                 ========   ========    ========   ========


     Sales from Memory Products include Static Random Access Memories ("SRAMs") and multichip modules. Revenues from the sale of Memory Products for Q3 1999 increased $16.1 million or 31.3% over revenues from the sale of these products for Q3 1998. Comparing Q3 1998 to Q3 1999, the sale of SRAMs increased $17.1 million partially offset by a decline in multichip module sales of $1.0 million.

The rise in Memory Product revenues as compared to Q3 1998 resulted from both higher average selling prices ("ASPs") and an increase in unit sales. ASPs increased 9.4% and unit sales increased 20.0% comparing Q3 1999 to Q3 1998. When comparing revenues for the nine months ended October 3, 1999 to the comparable period of the prior fiscal year, Memory Product sales increased $37.2 million or 24.6%. The net increase includes a $38.3 million increase in SRAM sales resulting from higher unit sales and higher ASPs, partially offset by lower multichip module sales of $1.1 million. Revenue growth for SRAM products can be attributed to new product revenue, particularly in the data communications and telecommunications markets. Sale of new products, such as the 4-Mbit MoBL ("More Battery Life") SRAM, have resulted in higher unit sales and higher ASPs.

     Non-memory Products include computer products, interface products, data communication devices, non-volatile memory devices and programmable logic products. Non-memory Products also include foundry revenues. Foundry revenues represent the sale of wafers to customers. Revenues from the sale of Non-memory Products increased $24.6 million or 26.7% comparing Q3 1999 to Q3 1998. The growth related primarily to increases in sales of timing technology products of $10.2 million, data communication devices of $7.4 million, interface products of $6.4 million, and programmable logic products of $1.9 million. These increases were partially offset by decreases in non-volatile memory of $0.4 million and foundry revenue of $0.9 million. The revenue growth in computer products from Q3 1998 to Q3 1999 was primarily a result of the introduction of the BX clock chip and greater acceptance of Cypress's clock products. The primary factors contributing to the increase in data communication devices was higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. The increase in revenues for interface products can be attributed to higher unit sales due to the growing market conversion to Universal Serial Bus ("USB") peripheral products. Interface products revenues for Q3 1999 also benefited from the acquisition of Anchor. The net increase in programmable logic devices was a result of higher unit sales, partially offset by a decline in ASPs.

     Sales of Non-memory Products for the first nine months of 1999 increased $51.1 million or 19.8% compared to the same period of the prior fiscal year. Significant factors contributing to the increase included higher revenues from the sale of clock products in the timing technology division of $30.0 million, rise in interface product sales of $12.1 million, and greater data communication device sales of $11.7 million. The increase was attributable to higher unit sales of these products offset in part by lower average selling prices for these products. Revenues in the programmable logic products remained relatively constant, growing $0.4 million comparing the nine month period ended October 3, 1999 to the same period a year ago. Also offsetting the net increase were declines in foundry revenue of $2.6 million and non-volatile memory of $0.7 million due to lower unit sales and lower ASPs.

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

 Cost of Revenues
 ----------------

     Cost of revenues as a percent of revenues decreased to 53.4% for Q3 1999 compared to 67.0% during Q3 1998. Cost of revenues as a percent of revenues for the nine months ended October 3, 1999 was 55.8% compared to 76.6% for the same period during fiscal 1998. Cost of revenues for the nine months ended September 28, 1998 included one-time non-recurring charges totaling $21.7 million. These charges included $15.8 million related to the write-down of inventory, $3.8 million for the write-off of pre-operating costs and $2.1 million for the write-off of certain equipment. Excluding these one-time non-recurring charges, cost of revenues as a percent of revenues for the nine months ended September 28, 1998 would have been 71.3%. The decrease in manufacturing costs as a percent of revenues from Q3 1998 to Q3 1999 and the nine months ended September 28, 1998 to the comparable period in fiscal 1999 reflects higher revenues due to a combination of greater sales of higher margin products and higher unit sales volumes.

     The $15.8 million write down of inventory recorded in the first nine months of fiscal 1998 arose due to the ongoing over-supply and continued inventory corrections by end-user customers. The write-off of pre-operating costs during the first half of fiscal 1998 included $2.9 million related to Cypress's wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operations in the Philippines. As a result of the restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. There were no capitalized pre-operating costs subsequent to the first quarter of 1998. The write-off of equipment during the first nine months of fiscal 1998 was related to equipment identified as obsolete during Cypress's periodic review of equipment and was no longer considered useable.

     In March 1998, Cypress announced restructuring activities for its domestic wafer fabrication facilities and offshore back-end manufacturing operations. Activities completed to date have increased Cypress's manufacturing efficiencies. Cost of sales as a percent of revenues may impacted by a variety of factors including but not limited to the following:

Product mix;

Factory capacity and utilization;

Manufacturing yields;

Availability of certain raw materials;

Terms negotiated with third-party contractors; and

Foreign currency fluctuations.

     These and other factors could cause a significant increase or decrease on our gross margin in future periods.

   Research & Development
   ----------------------

     Research and development ("R&D") expenditures for Q3 1999 were $32.0 million or 17.4% of revenues, compared to $28.2 million or 19.6% of revenues for Q3 1998. R&D costs incurred for the nine months ended October 3, 1999 were $95.3 million or 19.2% of revenues compared to $83.9 million or 20.5% of revenues for the comparable period in fiscal 1998. Even though absolute spending in R&D was $3.8 million higher comparing Q3 1999 to Q3 1998, R&D expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The $3.8 million increase in R&D costs from Q3 1998 to Q3 1999 relates primarily to costs associated with new product development at Cypress's design centers and to the continued development of more advanced process technologies. These factors also contributed to the $11.5 million increase in R&D expenditures comparing the first nine months of fiscal 1998 to the first nine months of fiscal 1999.

     Cypress expects spending for R&D will continue to increase as Cypress continues its efforts to accelerate the development of new products and migration to more advanced process technologies. Cypress is continuing to explore new markets and improve its design and process technologies in an effort to increase revenues and reduce costs.


   Selling, General and Administrative
   -----------------------------------

     Selling, general and administrative ("SG&A") expenses for Q3 1999 were $26.0 million or 14.1% of revenues, compared to $22.4 million or 15.6% of revenues for Q3 1998. SG&A costs incurred for the nine months ended October 3, 1999 were $74.8 million or 15.0% of revenues compared to $67.9 million or 16.6% of revenues for the same period in fiscal 1998. Even though absolute spending in SG&A was $3.6 million higher comparing Q3 1999 to Q3 1998, SG&A expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The $3.6 million increase in SG&A costs from Q3 1998 to Q3 1999 relates primarily to higher commission expenses, salary and related benefit costs and legal fees. These factors also contributed to an increase in SG&A expenses from the first nine months of fiscal 1998 to fiscal 1999. This increase has been partially offset by $2.5 million in costs incurred during the first nine months of 1998 to reimburse a customer for certain product expenses incurred that did not recur in 1999. The change in all other SG&A expenses from Q3 1998 to Q3 1999 and from the first nine months of fiscal 1998 to the same period in fiscal 1999 were not significant.

     With the exception of variable spending such as incentive bonuses and commissions, Cypress expects recurring SG&A spending to remain relatively constant.


   Acquisition and Merger Costs
   ----------------------------

     During Q3 1999 and the nine months ended October 3, 1999, Cypress recorded aggregate merger-related transaction costs of $1.9 million and $11.7 million, respectively. The $1.9 million of costs incurred in Q3 1999 relate to the amortization of intangible assets recorded during the Q2 1999 acquisitions of Anchor and Arcus. The $11.7 million charged for the first nine months of 1999 also include $3.7 million for investment banking and other professional fees incurred related to the merger with ICW and $6.1 million related to the Anchor and Arcus acquisitions. The $6.1 million includes $4.0 million for in-process research and development, $1.6 million for transaction costs, and $0.5 million in amortization of intangibles. These acquisitions have been accounted for as a purchase. See Note 2 regarding the acquisition of Arcus and Note 3 regarding the acquisition of Anchor.


   1998 Restructuring Costs and Non-recurring Charges
   --------------------------------------------------

    In March 1998, Cypress recorded a one-time, pre-tax restructuring charge of $57.1 million and other non-recurring charges of $27.3 million. The $57.1 million restructuring charge entailed:

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

     Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress's restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress has initiated plans to convert its R&D wafer facility in San Jose to eight-inch capability and expects to have the conversion completed by June 2000. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned.


   1999 Restructuring Credits
   --------------------------

     During Q1 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. In addition, $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.


   Interest Expense
   ----------------

     Interest expense was $2.5 million and $7.3 million for Q3 1999 and the nine months ended October 3, 1999, respectively, compared to $2.7 million and $8.5 million for Q3 1998 and the nine months ended September 28, 1998, respectively. The interest expense is primarily associated with the 6.0% Convertible Subordinated Notes ("Notes"), which were issued in September 1997 and are due in 2002. The $0.2 million decrease from Q3 1998 is attributable to the retirement of $5.0 million and $10.0 million of the Notes in the third and fourth quarters of 1998, respectively. The $1.2 million decrease from the nine months ended September 28, 1998 to the same period in fiscal 1999 is due primarily to a $0.8 million decline in bond interest costs resulting from the bond retirement previously discussed. The remaining $0.4 million decrease relates primarily to interest costs associated with the revolving line of credit that was outstanding during Q1 1998 and cancelled during the second quarter of 1998.


   Interest Income and Other
   -------------------------

     Net interest income and other was $4.2 million and $11.1 million for Q3 1999 and the nine months ended October 3, 1999, respectively, compared to $4.9 million and $8.3 million for Q3 1998 and the nine months ended September 28, 1998, respectively. Net interest income and other includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-recurring items. The $0.7 million increase from Q3 1998 to Q3 1999 relates primarily to higher interest income. The $2.8 million increase from the first nine months of fiscal 1998 to the first nine months of fiscal 1999 relates primarily to a non-recurring, pre-tax charge of $3.1 million recorded Q1 1998 to reflect the decline in the value of an investment.

   Taxes
   -----

     Cypress's effective tax rate for Q3 1999 and the nine months ended October 3, 1999 were 5.0% and 5.1%, respectively, resulting in an income tax expense of $1.4 million and $2.3 million, respectively. For Q3 1998, Cypress recorded an income tax benefit of $2.8 million even though it recorded a loss before taxes of $1.0 million. The additional benefit recorded in Q3 1998 was the result of a comprehensive study completed by Cypress in relation to additional R&D tax credits. For the nine-month period ended September 28, 1998, Cypress recorded an income tax benefit of $13.8 million. The benefit was primarily attributable to the utilization of loss carrybacks, the utilization of research and development tax credits and non-U.S. income taxed at lower tax rates than U.S. tax rates, principally related to Cypress's operations in the Philippines. Cypress's effective rate varies from the U.S. statutory rate due to non-deductible in-process research and development charges and merger costs offset by utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits. The tax benefit recognized during fiscal 1998 is less than the expected statutory rate on Cypress's loss due to limitations on Cypress's ability to carry such losses back to prior periods. The income tax rate for the first nine months of 1998 was 11.7%.

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


   Net Income (Loss) and Net Income (Loss) Per Share
   -------------------------------------------------

     Net income for Q3 1999 was $26.4 million or $0.23 per share on a diluted basis, compared to a net income of $1.8 million or $0.02 per share, on a diluted basis for Q3 1998. Net income for the nine-month period ended October 3, 1999 was $43.6 million or $0.40 per share on a diluted basis, compared to a net loss of $103.2 million or $1.01 per share on a diluted basis for the nine months ended September 28, 1998.

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

     Reconciliation of basic net income (loss) per share to basic earnings
(loss) before goodwill:


                                                                     Three Months Ended          Nine Months Ended
                                                                  -----------------------     -----------------------
                                                                    Oct. 3,     Sep. 28,        Oct. 3,      Sep. 28,
                                                                     1999         1998           1999         1998
                                                                  ----------   ----------     ----------   ----------
                                                                                   (In thousands)
         Basic net income (loss) per share....................    $     0.25   $     0.02     $     0.42   $    (1.01)
         Goodwill net of taxes per share......................    $     0.01   $     0.00     $     0.11   $     0.00
         Restructuring costs (credits) net of taxes per share.    $     0.00   $     0.00     $    (0.03)  $     0.54
                                                                  ----------   ----------     ----------   ----------
         Basic earnings (loss) before goodwill per share......    $     0.26   $     0.02     $     0.50   $    (0.47)
                                                                  ==========   ==========     ==========   ==========

 Reconciliation of diluted net income (loss) per share to diluted earnings (loss) before goodwill:

                                                                    Three Months Ended           Nine Months Ended
                                                                  -----------------------     -----------------------
                                                                    Oct. 3,     Sep. 28,        Oct. 3,      Sep. 28,
                                                                     1999         1998           1999         1998
                                                                  ----------   ----------     ----------   ----------
         Diluted net income (loss) per share..................    $     0.23   $     0.02     $     0.40   $    (1.01)
         Goodwill net of taxes per share......................    $     0.01   $     0.00     $     0.10   $     0.00
         Restructuring costs (credits) net of taxes per share.    $     0.00   $     0.00     $    (0.03)  $     0.54
                                                                  ----------   ----------     ----------   ----------
         Diluted earnings (loss) before goodwill per share....    $     0.24   $     0.02     $     0.47   $    (0.47)
                                                                  ==========   ==========     ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cypress's cash, cash equivalents and short-term investments totaled $202.8 million at October 3, 1999, a $42.2 million increase from the end of fiscal 1998.

     During the nine months ended October 3, 1999, Cypress purchased $76.6 million in capital equipment compared to $51.5 million in the same period in fiscal 1998. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines and its San Jose design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.18- and 0.25-micron processes. A majority of the equipment purchased was to increase the capacity and capability of Fab 4 located in Minnesota. Equipment purchased for the Philippines was used to increase manufacturing capacity and tool certain packaging capabilities. Purchases of capital equipment for the technology group are expected to enhance and accelerate research and development capabilities. Capital expenditures for the remainder of 1999 are expected to be approximately $55.0 million as Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities. Cypress intends to increase purchase commitments for capital expenditures from upwards of $140.0 million in the fourth quarter of 1999 and into 2000.

     During Q1 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress can through March 2001 sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million dollars. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7.2 million shares of common stock, including 4.7 million shares it was required to sell to cure a taint to allow the merger with ICW to be accounted for as a pooling of interests. Cypress received approximately $33.8 million in proceeds, net of issuance costs, from the sale of these shares. The remaining 2.5 million shares were sold by selling stockholders. Cypress did not receive any proceeds from the shares sold by the selling stockholders.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loan program was initiated to reduce the number of tainted shares to allow the merger with ICW to be accounted for as a pooling of interests. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares,within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by Cypress common shares. At October 3, 1999, loans receivable under this program totaled $7.9 million.

     During 1997, Cypress (ICW) entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan became due simultaneously with the merger of Cypress and ICW and was repaid in April 1999. Also during 1997, Cypress (ICW) issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of October 3, 1999, a total of $0.8 million was payable under the notes.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program to cure the tainted shares in order to allow the merger with ICW to be accounted for as a pooling of interests. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress's 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During the first nine months of 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997.

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


CYPRESS FACES ADDITIONAL PROBLEMS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY IMPACT IT.

     International sales represented 47.7% revenues during the first nine months of fiscal 1999 and 42.8% of our revenues during the same period in fiscal 1998. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:


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


YEAR 2000 READINESS DISCLOSURE
------------------------------

     In less than three months, most companies will face a potentially serious problem because many software applications, operational systems and equipment with embedded chips or processors may not properly recognize or accurately process calendar dates beginning in the year 2000. The problem arises because of the prevalent use of two digits to represent the year 2000 in these systems and equipment.

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

     As of November 1999, Cypress has completed all of its year 2000 compliance efforts for our internal business (MIS) systems. An integrated system test for critical business applications was completed at the end of September 1999. As of October 1999, Cypress had completed 100% of the compliance efforts related to the rest of our systems, equipment and infrastructure. Our efforts since the beginning of fiscal year 1999 shifted in focus from inventory taking and assessment to remediation, testing and contingency planning activities. Contingency planning efforts have incorporated Cypress's entire supply chain and external infrastructure, to ensure plans will be in place to address any unforeseen year 2000 failures.

     Cypress's compliance efforts will continue throughout the remainder of 1999. We continue to monitor systems, processes and suppliers for unanticipated and previously undiscovered problems. We may discover new information that may drive us to refine our year 2000 contingency and migration plans and/or launch remediation and re-testing efforts.

     Cypress incurred little cost during 1998 in addressing the year 2000 problem. In 1999 we expect to incur a total of $3.0 million of expense and capital outlays for remediation, testing and contingency planning efforts. Through Q3 1999, approximately 95% of planned expenditures have been incurred.

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

     Cypress Year 2000 contingency planning efforts are guided by three elements and specifically expressed in our Year 2000 Mission: (1) Cypress serves its customers continuously, (2) Cypress maintains continuous employment, and (3) Cypress increases shareholder value relative to its competitors. The executive staff of Cypress is directly responsible for developing and approving Cypress's year 2000 contingency planning efforts, and the team is led by the CEO. The operating assumption that external infrastructure may be down for up to 2-4 weeks has been used in order to create a suitable framework for contingency planning efforts, and as a result, Cypress expects to have plans in place to address any unforeseen year 2000 failures. Our contingency planning efforts will continue through the end of the year. Many of these activities have already been documented, implemented and communicated accordingly. A number of business responses are being actively considered and/or have already been employed for some segment of our customer/supplier base:

     o developing second/alternate source suppliers for critical raw materials and subcontract operations,
     o work-in-process inventory "build ahead" in Cypress wafer fab locations,
     o finished goods inventory "build ahead" in Cypress/subcontractor assembly locations,
     o increased consignment inventory programs for strategic customers
       (up to 3 months on customer premises),
     o higher year-end 1999 stocking levels for primary Cypress distributors,
     o intersite communication blackouts immediately around the December 31/January 1 date change in order to minimize the risk of external system intrusion into Cypress's systems,
     o facility "safe state" plans, including plans to preserve equipment and the controlled environment of manufacturing facilities (i.e., temperature and humidity controls) for a period of 7 days using self-generated power in the event of infrastructure shutdown, and
     o early payment/collection as well as delayed payment/collection for Cypress suppliers, customers and employees.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

     A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. There have been no significant changes in the market risk disclosures during the nine months ended October 3, 1999 as compared to the discussion in our 1998 Annual Report on Form 10-K for the year ended January 3, 1999.

                           PART II. OTHER INFORMATION
                           --------------------------


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




Dated:  November 17, 1999
-------------------------