Form 10-Q/A
period 1999-07-04
CYPRESS SEMICONDUCTOR CORP /DE/
filed 1999-12-08
CIK 791915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended July 4, 1999 or

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

Item 2. Management's Discussion and Analysis of Financial Condition.......... 23


Part II -- OTHER INFORMATION
----------------------------

Item 1. Legal Proceedings.................................................... 42

Item 4. Submission of Matters to a Vote of Security Holders.................. 42

Item 6. Exhibits and Reports on Form 8-K..................................... 43

Signatures................................................................... 44



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


Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     On May 6, 1999, at Cypress's Annual Meeting of Shareholders, the nominated slate of director's was elected, the appointment of PriceWaterhouseCoopers as Cypress's independent accountants was ratified, Cypress's proposal regarding composition of the Board of Directors was approved and the Stockholder's proposal regarding the composition of the Board of Directors was not approved. The results of the votes were as follows:

(1)  Election of Directors:

                                                           Total Votes
                                   Total Votes For        Withheld From
                                    Each Director         Each Director
                                   ---------------        -------------
     T.J. Rodgers                     68,255,642              710,031
     Fred B. Bialek                   67,135,143            1,830,530
     Eric A. Benhamou                 68,265,556              700,117
     John C. Lewis                    68,264,091              701,582
     Alan Shugart                     68,227,637              738,036


(2) Ratify the appointment of PriceWaterhouseCoopers LLP as the independent accountants of Cypress for fiscal year 1999.

     For   68,468,888         Against    356,598        Abstain    140,187


(3) To approve Cypress's proposal regarding composition of the Board of Directors.

       For           24,225,677            Against              14,999,965
       Abstain          308,423            Broker Non-Votes     29,431,608

(4) To approve the stockholder's proposal regarding composition of the Board of Directors.

       For           16,451,421            Against              21,101,133
       Abstain        1,981,510            Broker Non-Votes     29,431,609



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




Dated:  December 8, 1999