Form 10-K
period 2000-01-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2000-03-09
CIK 791915

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                ----------------


     (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                 [Fee Required]

                    For the fiscal year ended January 2, 2000

            Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                [No Fee Required]

            For the transition period from __________ to __________.

                         Commission File Number: 1-10079

                                ----------------


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

           Title of Each Class                          Name of Each Exchange
                                                          on Which Registered
       Common Stock, $.01 par value                     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [ ]

     At March 3, 2000, registrant had outstanding 112,787,375 shares of Common Stock.

     The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 3, 2000 on the New York Stock

Exchange, was approximately $4,636,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts  of  the  Proxy  Statement  for   Registrant's   2000  Annual  Meeting  of
Stockholders are incorporated by reference in Items 9, 10, 11 and 12 of Part III of this 10-K Report.

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

General

     Cypress Semiconductor Corporation designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computers, and instrumentation systems. We currently offer approximately 500 products from our two business segments; memory products and non-memory products. Our products are marketed worldwide through a network of 25 North American sales offices, 6 North American distributors, 26 U.S. sales representative firms, 7 European sales offices, 2 Japanese sales offices, 2 Chinese sales offices, an office in Singapore, an office in Korea, an office in Taiwan, and 39 international sales representative firms. We sell our products to a wide range of customers, including Lucent Technologies Inc., Motorola, Inc., Nortel Networks Corporation, Seagate Technology, Inc., Compaq Computer Corporation, 3Com Corporation, IBM, Cisco Systems, Inc. and Sony Corporation. In 1999, international sales accounted for 51% of our total sales.

     Cypress was founded in 1982 and our initial strategy was to provide innovative high-performance complementary metal-oxide silicon, referred to as CMOS, integrated circuits to niche markets that were believed to be too small to be targeted by the major established international semiconductor manufacturers. In 1992, we modified our strategy to focus on selected high-volume products, particularly memory products, which could be brought to market quickly and cost-effectively. This strategy was successful until 1996 when the average selling prices of memory products began to decline. To offset the effects of declining average selling prices and its impact on revenues from memory products, we modified our strategy by diversifying our product mix to focus on non-memory products. We have also directed our sales and marketing effort and new product development resources, more towards the data communication and telecommunication end markets. Because of the highly competitive nature of the semiconductor industry, its cyclicality and anticipated pressure on average selling prices over the life of any particular product, our ability to successfully implement this strategy and achieve our revenue, earnings and gross margin goals will depend upon a number of factors. These factors include our ability to:

     o    maintain our position in the high-performance markets;

     o    increase our presence in the more competitive high-volume markets;

     o continue to successfully design and develop new products utilizing advanced semiconductor design and process technologies in a timely fashion;

     o improve manufacturing yields and reduce manufacturing costs and cycle time; and

     o effectively market and sell our products in light of significant domestic and international competition.

     Cypress was incorporated in California in December 1982. The initial public offering of our common stock occurred in May 1986 at which time our common stock commenced trading on the Nasdaq National Market. In February 1987, we reincorporated in Delaware and on October 17, 1988, began listing our common stock on the New York Stock Exchange.

Products

     We concentrate our efforts in two market segments, memory products and non-memory products. Our memory product segment manufactures integrated circuits on silicon wafers using leading edge process technology. A significant portion of the wafers we produce for memory products is manufactured at our technologically advanced, eight-inch wafer production facility located in Minnesota, which we refer to as Fab 4. Certain memory products are often characterized as commodities, with high unit sales volume and significant shifts in supply and demand; these factors mean a potentially greater exposure to fluctuations in average selling price and gross margin. Sales of memory products are generally driven by higher volumes and results of operations are improved through advancements in technology and attainment of lower manufacturing costs.

     In contrast, some non-memory products are manufactured utilizing less technologically advanced processes compared to memory products and are generally design or customer solution driven. A majority of the wafers we produce for non-memory products are manufactured at our six-inch fab located in Texas, which we refer to as Fab 2. In addition, we purchase wafers fabricated at smaller geometries from foundries. Unit sales volume of certain non-memory products is generally lower than memory products, but gross margin is higher. Future sales and results of operations of non-memory products are driven by the introduction of new products, design wins and improvements in technology. Because the semiconductor industry is characterized by rapid technological change, resulting in products with greater speed, densities and performance capabilities and by the continuing evolution of process technologies, our success will continue to depend upon the timely development, introduction and market acceptance of new products in the non-memory products market segment.

     Please refer to our Note 11 to our annual financial statements included in this Report for detailed information about the composition of revenues from our memory and non-memory product market segments.

Memory Products

     Our memory  products,  which include static random access memory  products,
primarily  serve  the  data  communications,   telecommunications  and  personal
computer markets.

     Static RAM (Static Random Access Memory). Static RAMs are used for storage and retrieval of data in data communication, telecommunication, computers and other electronic systems. Common networking applications include hubs, switches, routers, test and measurement instrumentation, video and simulation. Telecom applications include cellular phones, pagers, radios, global positioning satellite systems and cellular base stations.

     The static RAM market is characterized by the requirements for many different densities (number of bits per memory circuit), organizations (number of bits available to the user in a single access of the RAM) and levels of power consumption (low power and ultra-low-power devices are required for portable battery operated equipment). In addition, the market is divided into fast asynchronous, slow micro-power and synchronous segments. This differentiation of the static RAM market when combined with the different RAM features incorporated by various manufacturers, the need for military, industrial and commercial grade products, the need for different package types, and the grading of product by speed and power, produces a complex market structure.

Non-Memory Products

     Non-memory products include a variety of products that serve the data communications, telecommunications, personal computer, PC peripheral, military and consumer markets. Non-memory products include programmable logic products and programming software, programmable-skew clocking, data communication products, computer products, including clocks and universal serial bus, referred to as USB, microcontrollers and non-volatile memory products.

     PLDs (Programmable Logic Devices). The logic in an electrical system performs the non-memory functions, such as floating-point mathematics or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. We manufacture several families of programmable logic circuits, which are programmable by the user. PLDs facilitate the replacement of many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. Our PLD portfolio consists of a wide variety of devices ranging from simple PLDs such as the Flash 22V10, to the very-high-density complex PLDs such as the Cypress Ultra37000 and Delta 39K families. All our products are supported by the Warp(TM) software tool set, which enables design description in either VHDL (very high-speed integrated circuit hardware description language), an industry standard developed by Cypress or in Verilog, another industry standard.

     PROMs (Programmable Read-Only Memories). Read-only memory, referred to as ROM, is a memory in which the data is fixed even when the power is off. ROMs are used to provide start up data to computers when they are turned on. PROMs are blank ROMs that can be customized by the customer to fit specific needs. They are used in computer-peripherals, telecommunications systems and instrumentation equipment which store fixed data that is not to be altered during normal machine operations. We have been a supplier of high-performance CMOS PROMs since 1984. These early devices were the first to combine the fast memory access of PROM with the low power consumption of CMOS technology. We offer a broad family of high performance PROMs ranging in density from 4K to 256K bits, available in a variety of standard and proprietary user interfaces.

     First-in, First-out ("FIFOs"). FIFOs are used as an elasticity buffer between systems operating at different frequencies. We offer FIFO memories in a variety of high-bandwidth synchronous and asynchronous architectures with industry-standard pinouts. We have recently added 32 new x36 FIFOs to our portfolio.

     Multi-port Memories. Dual-port and QuadPortTM RAMs are memories that can be accessed by two or four different processors or busses simultaneously. Multi-ports are ideal memory solutions for shared-memory and switching applications, including networking switches and routers, cellular base stations, mass storage devices, and telecommunication equipment. Our family of synchronous and asynchronous multi-port RAMs range in density from 8 Kbit to 1 Mbit in x8, x9, x16, x18, and x36 configurations. We further enhanced our leadership position in multi-ports by introducing the world's first x36 dual-port (FLEx36TM Dual-port) and the world's first high-density (1-megabit) / high-performance (10
Gbps) QuadPort RAM.

     RoboClock. Our RoboClock family of high performance programmable clock buffers offer very high performance specifications (i.e. zero propagation delay and 50/50 duty cycle) and programmable features (i.e. programmable skew and multiple/divide functions) allowing customers to compensate for clock skews arising from varying circuit board trace lengths and device set-up and hold times.

     HOTLink (High-speed Optical Transceiver Link). Our HOTLink serial transceivers are the industry standard products for moving serial data at rates from 50-400Mbps. These products support a variety of applications and industrial protocols including fibre channel, enterprise system connection, asynchronous transfer mode, digital video broadcast, Advanced Micro Devices, Inc.'s TAXIChip protocol, generic backplane and point-to-point applications.

     WAN (Wide Area Network) Our family of high-performance SONET/SDH (Synchronous Optical Network/Synchronous Digital Hierarchy) transceivers move SONET or SDH frames between equipment at the SONET/SDH data rates of 51.85Mbps (OC-1) and 155.52Mbps (OC-3). Our recent acquisition of Arcus Technology, Inc. enhanced our expertise in PDH (Plesiochronous Digital Hierarchy) and SONET/SDH technology and E1-3 mapper products that are currently shipping for revenue.

     Programmable Clocks. We are a leader in the timing technology device market primarily due to our clocks and clock distribution circuits. Clocks' frequency synthesizers integrate essentially all clock requirements of a microprocessor based system, thus reducing size, power, consumption and cost. These devices are widely used in personal computers, disk drives, modems, digital video disks, video CD players and home video games. We are the only supplier offering true field-programmable clocks, and all our clock outputs have the desired characteristics of high drive, low jitter, low EMI, and low skew.

     FCTs (Fast CMOS Technology). We offer a full complement of FCTs with standard logic and bus interface functions in a variety of formats. FCT devices are used in a wide variety of applications whenever the need arises for very high-speed logic functions. FCT logic is used in almost all types of high-speed systems for data/bus management, buffering, and a variety of other simple logic functions. Our logic choices include 3.3- and 5-V products; high-drive and balance drive strengths; 8- and 16-bit organizations, and numerous package options.

     USB (Universal Serial Bus). USB is a four-wire connection between a PC and its peripherals (such as keyboards, mice, printers, joysticks, scanners and modems), facilitating an easy-to-use architecture known as "plug and play." This new standard has been supported by Microsoft Corporation, Intel Corporation and other large original equipment manufacturers, referred to as OEMs. In 1997, we entered into a strategic alliance with Microsoft to produce our first USB product, an 8-bit, RISC-based microcontroller for Microsoft's new Internet mouse. In 1999 we acquired Anchor Chips, Inc. to expand our high performance USB product line. Also in 1999, we acquired the license to manufacture Intel's USB products, further expanding the USB product portfolio. We now make USB microcontrollers for a broad range of peripherals from personal computers, mice and keyboards to high performance devices such as DSL modems and digital cameras, giving us the broadest USB product portfolio in the industry.

Research and Development

     We place great emphasis on research and development. This is partially reflected by our commitment of significant management resources to continuously improve process and product design development cycle time. Our current product strategy requires rapid development of new products using emerging process technologies while minimizing research and development costs. We perform research and development at two levels: research and development related to process technology is managed at the corporate level; and research and development related to new product design is managed at the operating level, in concert with our new product design organization.

     The major focus of our process technology research is the continuous migration to smaller geometries. Currently, we are in the process of transitioning from 0.25-micron to 0.16-micron fabrication technology. We began selling 0.25-micron Static RAM products during the fourth quarter of 1998.

     Our wafer fabrication facility located in San Jose, which we refer to as Fab 1, is utilized for research and development programs focusing mainly on continuous migration to smaller geometries. Development programs for 0.16-micron technologies are currently in progress in Fab 1. Fab 1 also develops process enhancements to current generation technology. In fiscal 1999, we began the process of converting Fab 1 from a six-inch facility into an eight-inch facility. This conversion is expected to be completed by June 2000.

    We have a central design group that focuses on new product design and improvement of design methodologies. This group has ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of IP Blocks from a controlled intellectual property library, development of computer-aided design tools and improved design business processes. We currently have 48 design teams in place working on new product designs. Design work primarily occurs at design centers located in: Colorado Springs, Colorado; San Jose, California; San Diego, California; Woodinville, Washington; Bloomington,
Minnesota; Austin, Texas; Starkville, Mississippi; Nashua, New Hampshire; Bangalore, India; Basingstoke, United Kingdom; and Cork, Ireland. In addition, we have software development teams in: Beaverton, Oregon; Lexington, Kentucky and San Jose, California

Manufacturing

     In 1999, we continued to manufacture our products at three sub-micron wafer fabrication facilities located in California, Minnesota and Texas, the principal facilities being the latter two. These fabrication facilities utilize our proprietary 0.25, 0.35, 0.5, 0.65 and 0.8-micron CMOS, 0.8 and 0.5-micron BiCMOS, and 0.65-micron Flash technologies. To enhance our competitive position, we emphasized programs to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, eliminate manufacturing steps, improve defect densities, improve yields and ultimately lower manufacturing costs. We invested $57.4 million in 1999 to increase the capacity and capability of our primary wafer fabrication plants, Fab 2 and Fab 4. We have also continued to utilize various foundries to augment production output to respond to increasing market demand and focus on RAM and BiCMOS technologies in our own wafer fabrication plants.

     A significant portion of our assembly and test operations is performed by our highly automated assembly and test facility in the Philippines, which accounted for 46% of our 1999 output, and through various offshore subcontractors. Our Philippines facility focuses its investments in high volume products and packages where our ability to significantly leverage manufacturing costs is high. The Philippines plant currently has capability for numerous types of packaging and will be developing capability for several other packages in the near future. In 1999, we invested $17.6 million in capital to expand our Philippines' manufacturing capability with state-of-the art equipment. When fully utilized, this plant is expected to provide approximately 65% of our assembly and test manufacturing capacity.

     The complicated nature of our wafer fabrication process often resulted in certain wafers being rejected or individual die on each wafer to be non-functional, adversely affecting manufacturing yields. Similar yield losses may be experienced in the assembly and test phase of manufacturing. Our philosophy is to prevent the yield loss and/or quality problems to the extent possible through analytical and statistical manufacturing controls. We test our products at various stages in the fabrication, assembly and test processes. We perform high temperature burn-in testing as well as continuous reliability monitoring on all products, and conduct numerous quality control inspections throughout the entire production flow using quality-control analytic equipment. This combination of manufacturing controls, product testing and quality control inspections is intended to reduce costs while maintaining an uninterrupted supply of product.

Marketing and Sales

     We use four channels to sell our products: direct OEM sales by our sales force; direct OEM sales by manufacturing representative firms; sales through domestic distributors; and sales through international trading companies and representative firms. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. We also have a strategic accounts group, which is responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, who are specialists in our product portfolio and work with customers to "design in" our products for their systems. Field application engineers also help us identify emerging markets and new products.

     International revenues accounted for 51% of our total revenues in 1999 compared to 45% in 1998 and 39% in 1997, respectively. Please refer to Note 11 to our annual financial statements included with this Report for additional information on geographic distribution of our revenues.

     We typically warrant our products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product.

Backlog

     Our sales are typically made pursuant to standard purchase orders for delivery of catalog products. Generally, customer relationships are not subject to long-term contracts. Products to be delivered and delivery schedules, under purchase orders outstanding from time to time, are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

Competition

     We face competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, data communications, personal computer, personal computer peripheral and military markets. Competitors, including Altera Corporation, Hitachi, Integrated Device Technology, Inc., Integrated Silicon Solutions, Inc., Motorola, Inc., Samsung, Texas Instruments Incorporated and Xilinx, Inc, target certain markets and compete directly with our products. Competition is based on various factors that can vary among products and markets. These factors include design and quality of the products, product performance, price and service.

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

o    the delivery performance, quality and price of our products;

o    the diversity of our product line;

o the cost effectiveness of our design, development, manufacturing and marketing efforts;

o the pace at which customers incorporate our products into their systems, and

o    the number and nature of our competitors and general economic conditions.

     We believe that we currently compete effectively in the above areas to the extent they are within our control, however, given the pace at which events change in the industry, our current abilities are not a guarantee of future success. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected.

Patents and Licenses

     We currently have 368 patents and approximately 330 additional patent applications on file with the United States Patent and Trademark Office and are preparing to file more patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are becoming increasingly important to remain competitive in the industry and we have an active program to acquire additional patent and other intellectual property protection.

     We have, and in the future may continue to, enter into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us. Some of these agreements also give us the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties.

     There can be no assurance that patents owned by us will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantage to us. We are, and may in the future be, involved in litigation with respect to alleged infringement or involved in litigation to enforce our intellectual property rights. There can also be no assurance that license agreements will continue to be available to us on commercially reasonable terms in the future.

Employees

     As of January 2, 2000, we and our subsidiaries had 3,810 employees, compared to 3,030 at the end of fiscal 1998. In 1998, we laid-off 363 employees located in Fab 2 in Texas, Fab 3 in Minnesota and our test operations in Thailand in conjunction with our 1998 restructuring activity. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppages.

Risk Factors

     Except for the historical information contained herein, the discussion in this 10-K report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, including, but not limited to, statements as to the future operating results and business plans, that involve risks and uncertainties. We use such words as "anticipated," "believes," "expects," "future," "intends," and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this Form 10-K. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.

Our future operating results are unusually likely to fluctuate and therefore may fail to meet expectations.

     Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

o the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;

o the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur; and

o the need for constant, rapid, new product introductions which present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand.

     As a result of these or other factors we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of your investment in Cypress.

     In addition, because we recognize revenues from sales to our domestic distributors only when these distributors make a sale to customers, we are highly dependent on the accuracy of their resale estimates. The occurrence of inaccurate estimates also contributes to the difficulty in predicting our quarterly revenue and results of operations.

We face periods of industry-wide semiconductor over-supply that harm our results.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. If these cycles continue, they will seriously harm our business, financial condition and results of operations.

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

     Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

o    data communications and telecommunications equipment;

o    computers and computer related peripherals;

o    automotive electronics;

o    industrial controls; and

o    customer electronics equipment and military equipment.

     A  significant   portion  of  our  products  is   incorporated   into  data
communications and telecommunications end-products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including USB microcontrollers, high-frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically experienced significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

     Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products' lives, and we expect this trend to continue. In order to offset the average selling price decreases, we attempt to decrease manufacturing costs of our products, and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

     In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly commodity static RAM products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. Growth in the worldwide supply of static RAMs in recent periods resulted in a decrease in average selling prices for such products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of static RAM products and result in associated downward pressure on prices.

We may be unable to protect our intellectual property rights adequately, and may face significant expenses as a result of ongoing or future litigation.

     Protection of our intellectual property rights is essential to keep others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose.

     Also, we are now and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

     We have entered into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us, and that give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible however, that licenses we want will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses which we deem important, our business, financial condition and results of operations could be seriously harmed.

     It is critical to our success that we be able to prevent competitors from copying our innovations, we therefore intend to continue to seek patent, trade secret and mask work protection for our semiconductor manufacturing technologies. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

     We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements, and we may not have adequate remedies for any breach. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

Our  financial  results  could  be  adversely  impacted  if we fail to  develop,
introduce   and  sell  new  products  or  fail  to  develop  and  implement  new manufacturing technologies.

     Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. We introduce significant numbers of product each year, which are an important source of revenue for us. If we fail to compete and introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs (discussed more below), or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

     For Cypress and many other semiconductor companies, introduction of new products is a major manufacturing challenge. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generations of products substantially more difficult than prior generations. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing semiconductors. If we are unable to design, develop, manufacture, market and sell new products successfully, our business, financial condition and results of operations would be seriously harmed.

Interruptions in the availability of raw materials can seriously harm our financial performance.

     Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process. In addition, the raw materials we need for our business could become scarcer as worldwide demand for semiconductors increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

Problems in the performance of other companies we hire to perform certain manufacturing tasks can seriously harm our financial performance.

     A high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines. We rely on independent subcontractors to assemble, package and test the balance of our products. This reliance involves certain risks, because we have less control over manufacturing quality and delivery schedules, whether these companies have adequate capacity to meet our needs and whether or not they discontinue or phase-out assembly processes we require. We cannot be certain that these subcontractors will continue to assemble, package and test products for us, and it might be difficult for us to find alternatives if they do not do so.

The complex nature of our manufacturing activities makes us highly susceptible to manufacturing problems and these problems can have substantial negative impact on us when they occur.

     Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be nonfunctional. We may experience problems in achieving an acceptable success rate in the manufacture of wafers, and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

We may not be able to use all of our existing or future manufacturing capacity, which can negatively impact our business.

     We have spent, and expect to continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm us. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business and results of operations.

Our operations and financial results could be severely harmed by certain natural disasters.

     Our headquarters and some manufacturing facilities and some of our major vendors' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, we could suffer damages that could seriously harm our business, financial condition and results of operations.

Our business, results of operations and financial condition will be seriously harmed if we fail to successfully compete in our highly competitive industry and markets.

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for us and most other semiconductor companies that is marked by erosion of average selling prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. A primary cause of this highly competitive environment is the strength of our competitors. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. We face competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in markets that are important to us. If we are unable to compete successfully in this environment, our business, operating results and financial condition will be seriously harmed.

     Our  ability  to  compete   successfully  in  the  rapidly   evolving  high
performance portion of the semiconductor technology industry depends on many factors, including:

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

     Although we believe we currently compete effectively in the above areas to the extent they are within our control, given the pace of change in the industry, our current abilities are not a guarantee of future success.

We must build semiconductors based on our forecasts of demand, and if our forecasts are inaccurate, we may have large amounts of unsold products or we may not be able to fill all orders.

     We order materials and build semiconductors based primarily on our internal forecasts, and secondarily on existing orders, which may be cancelled under many circumstances. Consequently, we depend on our forecasts to determine inventory levels for our products and the amount of manufacturing capacity that we need. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong, and we may make too many or too few of certain products or have too much or too little manufacturing capacity. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult. The above factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be seriously harmed.

We must spend heavily on equipment to stay competitive, and will be adversely impacted if we are unable to secure financing for such investments.

     In order to remain competitive semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $250.0 million in expenditures on equipment in 2000 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs. However, our cash flows from operations depend primarily on average selling prices, which generally decline over time, and on the per-unit cost of our products.

     If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms which are satisfactory to us or at all, in which case our business, financial condition and results of operations will be seriously harmed.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

     To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key management and technical personnel. Our future success depends, in part, upon our ability to retain such personnel, and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. If we lose existing qualified personnel or are unable to hire new qualified personnel as needed, our business, financial condition and results of operations could be seriously harmed.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

     International sales represented approximately 51% of our revenues during fiscal 1999 and approximately 45% of our revenues during fiscal 1998. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

o    currency exchange fluctuations,

o    political instability,

o    changes in local economic conditions,

o    the devaluation of local currencies,

o    import and export controls, and

o    changes in tax laws, tariffs and freight rates.

     To the extent any such risks materialize, our business, financial condition and results of operations could be seriously harmed.

We are subject to many different environmental regulations, and compliance with them may be costly.

     We are subject to many different governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Compliance with these regulations can be costly. In addition, over the last several years, the public has paid a great deal of attention to the potentially negative environmental impact of semiconductor manufacturing operations. This attention and other factors may lead to changes in environmental regulations that could force us to purchase additional equipment or comply with other potentially costly requirements. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations, we could face substantial liability or suspension of our manufacturing operations, which could seriously harm our business, financial condition and results of operations.

We depend on third parties to transport our products and could be harmed if these parties experience problems.

     We rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. We have limited control over these parties; however, any transport or delivery problems because of their errors, or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, natural disasters and accidents, could seriously harm our business, financial condition and results of operations and ultimately impact our relationship with our customers.

We may fail to integrate our business and technologies with those of companies that we have recently acquired and that we may acquire in the future.

     We completed four acquisitions in calendar 1999, recently announced the pending acquisition of Galvantech, Inc. and may pursue additional acquisitions in the future. If we fail to successfully or properly integrate these businesses, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

o    the difficulty of integrating acquired technology or products;

o    the difficulty of assimilating the personnel of the acquired companies;

o the difficulty of coordinating and integrating geographically dispersed operations;

o    our ability to retain customers of the acquired company;

o the potential disruption of our on-going business and distraction of management;

o    the maintenance of brand recognition of acquired businesses;

o    the  failure  to  successfully  develop  acquired  in-process   technology,
     resulting in the impairment of amounts currently capitalized as intangible assets;

o    unanticipated expenses related to technology integration;

o    the  maintenance  of  uniform  standards,   corporate  cultures,  controls,
     procedures and policies;

o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

o    the potential unknown liabilities associated with acquired businesses.

We face a number of unknown risks associated with year 2000 problems.

     The year 2000 computer issue creates a variety of risks for us. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, interruptions in manufacturing, design and process development operations, disruptions in processing business transactions, and disruptions in other normal business activities. Issues related to the year 2000 computer problem could still arise. The risks involve:

o potential warranty or other claims by customers with respect to errors in our products;

o    errors in systems we use to run our business;

o    errors in systems used by our suppliers;

o    errors in systems used by customers; and

o potential reduced spending by customers as a result of concerns about potential year 2000 problems.

     We have designed most of our products to be year 2000 compliant and have developed corrective measures for other products that were not originally designed to be year 2000 compliant. However, our products may be integrated into or used in conjunction with products supplied by other vendors. We cannot evaluate whether all of the products of other vendors are year 2000 compliant. We may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration or use of multiple products. We may in the future be required to defend our products in legal proceedings which could be expensive regardless of the merits of these claims.

     If our suppliers, vendors, partners, customers and service providers fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, our normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt our operations and damage our relationships with customers. Due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party suppliers and vendors, we are unable to determine at this time whether third-party year 2000 failures could harm our business, results of operations and financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding each of Cypress's current executive officers is set forth below:

                                                                       Executive
                                                                        Officer
        Name         Age                Position                         Since
------------------   ---  -------------------------------------------   -------
T. J. Rodgers        52   President and Chief Executive Officer            1982

Antonio R. Alvarez   43   Executive  Vice  President,  Memory  Products    1993
                          Division and Research and Development

Emmanuel Hernandez   44   Executive   Vice   President,   Finance   and    1993
                          Administration, Chief Financial Officer

J. Daniel McCranie   56   Executive Vice President, Marketing and Sales    1993


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

     Antonio R. Alvarez joined Cypress in May 1987 as a senior technical engineer. Mr. Alvarez was transferred to Cypress's former subsidiary, Aspen Semiconductor Corporation, in April 1988 as the manager of BiCMOS technology. In October 1989, Mr. Alvarez returned to the corporate office as Vice President, Research and Development. In February 1993, Mr. Alvarez also became responsible for Fab I when it was merged with the research and development department. Prior to joining Cypress in 1987, Mr. Alvarez worked in various engineering and management positions at Motorola Corporation from September 1979 through July 1987. His last position at Motorola was as a senior member of the technical staff.

     Emmanuel Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining Cypress, Mr.
Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993.

     J. Daniel McCranie joined Cypress in October 1993 as Vice President of Marketing and Sales. Prior to joining Cypress, Mr. McCranie was President and CEO of SEEQ Technology from 1989 through 1993. Mr. McCranie also held the position of Vice President of Sales and Marketing for SEEQ for five years prior to becoming President and CEO. Previously, he held marketing and sales positions at Harris Semiconductor, AMD, American Microsystems and Signetics.

ITEM 2.  PROPERTIES

     Our executive offices, engineering and research and development facilities are located in an approximately 60,000 square-foot building at 195 Champion Court, San Jose, California, under a lease that will expire in 2004. Located immediately adjacent to our executive offices is one of our wafer fabrication facilities (Fab 1), which is primarily utilized for R & D operations. This facility is located in an approximately 61,000 square-foot leased building at 3901 North First Street, San Jose, California. The current lease expires in 2004. The lease rates for these facilities are subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell, extend the lease, or acquire the property at the end of the lease term (see Note 9 of the Consolidated Financial Statements).

     Research and development and other Cypress staff functions also are located at the San Jose building complex. This office space is composed of approximately 75,000 square feet in a building located at 4001 North First Street, San Jose, California under a lease which expires in 2001. In addition, we have leased 75,000 square feet of additional office space at 3939 North First Street, San Jose, California. This building was occupied in 1997 and is currently leased until 2001. As described above, the lease rates for these facilities are subject to variations based on LIBOR and we are required to sell, extend the lease or acquire the property at the end of the lease term.

     We also have a 36,000 square feet office facility located at 101 Nicholson Lane, San Jose, California under a lease that expires in 2003. We have the option to extend the lease for three additional years after the original lease term expires. The lease rate increases 3% to 4% each year over the life of the lease.

     In December 1988, we purchased the two undeveloped industrial lots on either side of our headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, will be retained for future expansion of the San Jose building complex. In the third quarter of 1996, we began operations in a new 162,000-square foot highly automated assembly and test manufacturing plant in Cavite, the Philippines. We own an approximately 100,000 square foot wafer fabrication facility, referred to as Fab 2 in Round Rock, Texas. In addition, we also own an approximately 170,000 square foot wafer fabrication facility, referred to as Fab 3, and we lease an approximately 100,000 square foot wafer fabrication facility, referred to as Fab 4 on 18 acres of land in Bloomington, Minnesota. The Fab 4 lease rate is subject to variations based on LIBOR and a requirement to sell, extend the lease, or acquire the property at the end of the lease term in December 2004 (see Note 9 of the Consolidated Financial Statements).

     In November 1997, we purchased real estate comprised of approximately 3.5 acres of land and 58,000-square feet of building in Woodinville, Washington. The property is the new primary location of our interface products organization, previously located in a leased facility in Kirkland, WA.

     We lease  additional  space  for  domestic  sales  and  design  centers  in
Huntsville, Alabama; Irvine, San Diego, San Jose, and Woodland Hills, California; Denver and Colorado Springs, Colorado; Clearwater, Altamonte Springs, and Pompano Beach, Florida; Roswell, Georgia; Palatine, Illinois; Lexington, Kentucky; Columbia, Maryland; Minnetonka, Minnesota; Starkville, Mississippi; Nashua, New Hampshire; Laurence Harbor and Ridgewood, New Jersey; Northport and Oyster Bay, New York; Raleigh, North Carolina; Beaverton, Oregon; Elkins Park and Trevose, Pennsylvania; and Austin, Houston and Richardson,
Texas. We lease international sales, representative and design centers in Antwerp and Waterloo, Belgium; Toronto, Ontario, Canada; Le Ulis Cedex, France; Cork, Ireland; Milan and Orbassano, Italy; Tokyo and Osaka, Japan; Taby, Sweden; Cheshire, Basingstoke and Hertfordshire, United Kingdom; Zorneding, Germany; Singapore; Taipei, Taiwan; Seoul, Korea; Hong Kong and Shanghai, China; Lehdokkitie, Finland and Bangalore, India.

     As of the end of fiscal year 1999, current properties are suitable for immediate needs. There are no plans to re-locate or expand current facilities at this time. Two undeveloped industrial lots at our headquarters are available for future expansion.

ITEM 3.  LEGAL PROCEEDINGS:

     The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, we have received, and may receive in the future, communications alleging that our products or our processes may infringe on product or process technology rights held by others. We are currently, and may in the future be, involved in litigation with respect to alleged infringement by us of another party's patents. In the future, we may be involved with litigation to:

o    enforce our patents or other intellectual property rights;

o    protect our trade secrets and know-how;

o    determine the validity or scope of the proprietary rights of others; and

o    defend against claims of infringement or invalidity.

     Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations.

     During 1998, EMI Group of North America, Inc. filed suit against us in the Federal Court in Delaware, claiming that we infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of us claiming that none of the patent claims was infringed by us and that each asserted claim was invalid due to prior art and physical impossibility (i.e., the patents require a step that is physically impossible to perform). EMI may file an appeal, although no such appeal has been filed as of March 9, 2000. Should EMI appeal the decision of the Federal Court, we intend to defend ourselves vigorously. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr.
Lemelson. On February 26, 1999, the Lemelson attorneys sued us and 87 other companies for infringement of 16 patents. We have reviewed and investigated the allegations in the complaint and we believe that the suits are without merit. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

     In June 1997, we commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust. In this action, we asked for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by us. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. We believe that we have meritorious defenses to the counter-claim and intends to defend ourselves vigorously. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matters will not have a material effect on our consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

     On October 2, 1997, we filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California ("Superior Court") in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because the court found that none of our officers made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by our officers. On May 4, 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. We are appealing the decision. Even though, the results of litigation are unpredictable, we believe that this action, regardless of its outcome, will have little, if any, effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended January 2, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the New York Stock Exchange under the trading symbol "CY". The following table sets forth, for the periods indicated, the low, high and closing price for the common stock. We have not paid cash dividends and have no present plans to do so. At January 2, 2000 there were approximately 42,000 holders of record of our Common Stock.


                                                PRICE RANGE OF COMMON STOCK ($)
                                                --------------------------------
                                                   LOW       HIGH       CLOSE
                                                   ---       ----       -----
Fiscal Year ended January 2, 2000:
  First Quarter .............................      7.38      10.38       9.31
  Second Quarter ............................      9.31      18.31      18.00
  Third Quarter .............................     17.06      28.94      23.38
  Fourth Quarter ............................     21.31      33.50      32.38
Fiscal Year ended January 3, 1999:
  First Quarter .............................      8.06      11.00      10.00
  Second Quarter ............................      7.38      10.69       8.25
  Third Quarter .............................      5.50       9.31       9.06
  Fourth Quarter ............................      8.00      12.00       8.31


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Year ended(1)
                                           ---------------------------------------------------------
                                           1999         1998          1997         1996         1995
                                           ----         ----          ----         ----         ----
                                              (Dollars in thousands, except per share amounts)
                 Operating results:
  Revenues .........................   $  705,487   $  554,891    $  598,485   $  569,941   $  636,108
  Restructuring and other
      non-recurring costs ..........       33,812       60,737         9,882       10,932       17,800
  Operating Income (loss) ..........       52,823     (120,521)        8,508       54,110      162,966
  Income (loss) before tax .........       95,871     (118,441)       13,139       55,584      164,201
  Net income (loss) ................       91,054     (104,918)        7,526       25,108      104,995
  Net income (loss) per share
     Basic .........................   $     0.87   $    (1.03)   $     0.08   $     0.28   $     1.18

     Diluted .......................   $     0.81   $    (1.03)   $     0.07   $     0.26   $     1.02

  Weighted average common and common
     equivalent shares outstanding
     Basic .........................      104,703      101,944       100,137       90,247       89,321
     Diluted .......................      111,735      101,944       107,866       95,555      106,253
Balance sheet data:
  Cash and short-term investments ..   $  270,556   $  160,561    $  203,870   $   95,699   $  165,363
  Working capital ..................      344,630      236,081       309,661      125,746      195,131
  Total assets .....................    1,117,224      823,996       978,466      834,931      791,491
  Long term debt and capital lease
     obligations (excluding current
     portion) ......................      226,484      211,305       224,412      135,266      123,171
  Stockholders' equity .............      697,975      498,723       644,632      512,116      492,394


(1) We operate on a 52- or 53-week fiscal year. Fiscal year 1999 was a 52-week fiscal year ending on the Sunday closest to December 31. 1998 was a 53-week fiscal year ending on the Sunday closest to December 31. Fiscal year 1997 was a 52-week fiscal year ending on the Monday closest to December 31.

ITEM 7.  Management's  Discussion  and  Analysis  of  Operations  and  Financial
         Condition

     This report may contain forward-looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the prospects for Cypress as well as the semiconductor industry more generally, including without limitation, statements about increases in gross margin, rate of growth of research and development expenditures as a percent of revenues, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, planned manufacturing capacity, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in the Letter to Shareholders and the Management's Discussion and Analysis section, particularly "Factors Affecting Future Results," as well as the following:

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

Overview

     Revenues for Cypress increased 27.1% to $705.5 million in fiscal 1999 from $554.9 million in fiscal 1998. Net income for fiscal 1999 was $91.1 million compared to a net loss of $104.9 million in fiscal 1998. The net loss for fiscal 1998 included a restructuring charge of $60.7 million and other non-recurring charges totaling $27.3 million. Excluding the restructuring and non-recurring charges, the net loss for fiscal 1998 was $26.9 million. Cypress earned $0.81 per share, on a diluted basis, during fiscal 1999 compared to a diluted net loss of $1.03 per share in fiscal 1998.

     On March 2, 2000,  Cypress  completed  the  merger  with  Galvantech,  Inc.
("Galvantech"), which will be accounted for as a pooling of interests. The agreement provides for Cypress to issue up to 3.6 million shares in exchange for all outstanding stock and options of Galvantech. The fiscal years of Cypress and Galvantech were different and Galvantech has changed its fiscal periods to coincide with that of Cypress. Galvantech specializes in niche, ultra-high performance memories for data communications applications.

     On January 31, 2000, Cypress filed a universal shelf registration statement with the Securities and Exchange Commission. The registration statement which was effective February 8, 2000 will allow Cypress to market and sell up to $400.0 million of its securities. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, or a combination thereof, subject to market conditions and Cypress's capital needs.

     On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 4.00% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million.

     On October 5, 1999, Cypress announced that it has signed a definitive agreement with Altera Corporation ("Altera") to acquire Altera's MAX 5000 Programmable Logic Device ("PLD") product line and its equity interest in Cypress's wafer fabrication facility in Round Rock, Texas ("Fab II") for approximately $13.0 million in cash. The acquisition has been accounted for as a purchase. In 1988, Altera licensed its MAX 5000 family of products to Cypress in consideration of manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock wafer fabrication facility. By acquiring Altera's equity interest in October 1999, Fab II is now 100% owned by Cypress.

     On June 30, 1999, Cypress acquired all of the outstanding capital stock of Arcus Technology (USA), Inc. and the assets of Arcus Technology (India) Limited (referred to collectively as "Arcus"). Arcus specializes in new data communications arenas including dense wave multiplexing (which allows multiple signals to be transmitted over a single fiber optic cable) and "IP over SONET" (the technology needed to code and decode Internet traffic to send it over the telephone system). The acquisition was accounted for as a purchase and the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated balance sheet as of June 30, 1999, the effective date of the purchase. The results of operations were included from the date of purchase. Cypress acquired Arcus for $17.7 million, including cash of $11.5 million and stock of $6.2 million, excluding direct acquisition costs of $0.8 million for legal and accounting fees.

     On May 25, 1999, Cypress acquired all of the outstanding capital stock of Anchor Chips, Inc. ("Anchor"), a company that designs and markets microcontroller chips to support the Universal Serial Bus. The acquisition was accounted for as a purchase and the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated financial statements as of May 25, 1999, the effective date of the purchase. The results of operations were included from the date of purchase. Cypress paid approximately $15.0 million in cash excluding direct acquisition costs of $0.7 million for investment banking, legal and accounting fees.

     On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated ("ICW"), which was accounted for as a pooling of interests. The consolidated financial statements and the notes to the consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW were different. ICW has changed its fiscal year-end to coincide with that of Cypress. Cypress's consolidated statements of operations for the periods ended January 3, 1999 and December 27, 1997, have been combined with ICW's consolidated statements of operations for the corresponding twelve month periods ended December 28, 1998 and March 28, 1998. During fiscal 1999, Cypress recorded merger-related transaction costs of $3.7 million related to the acquisition of ICW. These charges, which consist primarily of investment banking and other professional fees, have been included under acquisition and merger costs in the Consolidated Statements of Operations.

Results of Operations

Revenues

     Revenues for fiscal 1999 were $705.5 million, an increase of $150.6 million or 27.1% versus revenues for fiscal 1998, and an increase of $107.0 million or 17.9% compared to revenues for fiscal 1997. Cypress derives its revenues from the sale of Memory Products and Non-memory Products, primarily targeted to the data communications and computation markets.

     Revenues from the sale of Memory Products for 1999 increased $73.8 million or 37.6% over revenues from the sale of these products for fiscal 1998 and increased $43.1 million, or 19.0% compared to fiscal 1997. From fiscal 1998 to fiscal 1999, sales of Static Random Access Memories products ("SRAM") grew $74.9 million or 40.3%. Revenues from SRAMs during fiscal 1999 increased $52.3 million or 25.1% compared to fiscal 1997. The increase in Memory Product revenues, as compared to fiscal 1998, resulted from both higher average selling prices ("ASPs") and an increase in unit sales. ASPs grew 16.7% from fiscal 1998 to fiscal 1999 and unit sa1es increased 17.9% over the same period. The increase in unit sales in fiscal 1999 can be attributed to new product revenues, particularly in the 4meg synchronous, the No Bus Latency ("NoBL"), the 2 meg More Battery Life ("MoBL") and the 1 meg x16 micropower family of products. The synchronous and NoBL demand was driven by the surge in the networking market, while sales for MoBL and micropower were driven by the cellular phone market. Unit sales volume of Memory Products increased 16.2% comparing fiscal 1999 to fiscal 1997, while ASPs remained relatively constant.

     Non-memory Products include programmable logic products, data communication devices, computer products and non-volatile memory products. Non-memory products also include foundry revenues. Foundry revenue represents sales of wafers to customers. Revenues from the sale of Non-memory Products increased $76.8 million or 21.4% comparing fiscal 1999 to fiscal 1998 and $63.9 million, or 17.2% compared to fiscal 1997. The increase in revenues related primarily to the sale of computer products, which include programmable clock products and universal serial bus ("USB") products, and from the sale of data communication devices.

     In fiscal 1999, revenues from the sale of computer products increased $54.7 million, or 36.9% and $86.5 million, or 74.2%, respectively, compared to fiscal 1998 and fiscal 1997, respectively. The revenue growth in programmable clocks can be attributed to higher unit sales, primarily as a result of the introduction of the BX clock chip in 1999 and greater acceptance of other clock products. Also in fiscal 1999, revenues for USB products grew, in comparison to fiscal 1998 and 1997, primarily as a result of an increase in the adoption rate of USB products in the market place, particularly in the personal computer market. USB revenues in fiscal 1999 also benefited from the acquisition of Anchor in May 1999. ASPs remained relatively stable comparing fiscal 1999 to fiscal 1998.

     Revenues generated from the sale of data communication devices in fiscal 1999, increased $22.7 million or 18.3% compared to fiscal 1998 and $20.0 million, or 15.8% compared to fiscal 1997. The revenue growth in fiscal 1999 was the result of higher unit sales as units sold in fiscal 1999 increased 20.0% and 18.9% compared to fiscal 1998 and fiscal 1997, respectively. Data communication's revenue growth can be attributed to their ability to align themselves with several key customers in the Storage Area Network, Local Area Network and Wide Area Network markets. Contributions were primarily from the 1 Megabit Dual Port Ram, HotLink Transceivers and RoboClock Skew Clock Buffer family of products. The increase in unit sales more than offset the minimal decline in ASPs, comparing the same periods.

     Revenues from the sale of programmable logic products in fiscal year 1999, increased $3.3 million or 7.9% compared to fiscal 1998, however, decreasing $14.7 million or 24.8% compared to fiscal 1997. In fiscal 1999, revenues increased, compared to fiscal 1998, due to the ramp up of sales in the 37K and FLASH family of products. The revenue growth in the 37K and FLASH family of products more than offset declining sales in the more mature MAX and Small PLD family of products. Non-volatile memory product revenues remained relatively constant in fiscal 1999 decreasing $0.8 million compared to fiscal 1998. In 1997, Cypress decided to cease selling certain non-volatile memory devices, Erasable Programmable Read-only Memory ("EPROM"). As a result, the sale of non-volatile memory products decreased $13.1 million or 31.7% from fiscal 1999 to fiscal 1997.

     As is typical in the semiconductor industry, ASPs of products generally decline over the lifetime of the products. To increase revenues, Cypress seeks to expand its market share in the markets it currently serves and to introduce and sell new products with higher ASPs. Cypress will seek to remain competitive with respect to its pricing to prevent a further decline in sales.

Cost of Revenues

     Cost of revenues for fiscal 1999 were 54.4% of revenues, compared to 73.7% of revenues for fiscal 1998 and 65.8% of revenues during fiscal 1997. The decrease in cost of revenues as a percent of revenues was primarily due to a significant increase in unit sales, resulting in lower fixed cost per unit sold and the introduction of new products with higher margins. In order to offset the decrease in ASPs, Cypress must continue to find ways to lower manufacturing costs and introduce new products with higher margins in order to remain competitive in the marketplace.

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

     The write-off of equipment was related to equipment identified as obsolete during Cypress's periodic review of equipment and no longer considered usable. Excluding these one-time non-recurring charges, cost of revenues as a percent of revenues for fiscal 1998 would have been 69.8%.

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

Research and Development

     Research and development ("R&D") expenditures for fiscal 1999 were $129.3 million or 18.3% of revenues, compared with $114.6 million or 20.6% of revenues for fiscal 1998 and $104.3 million or 17.4% of revenues for fiscal 1997. R&D expenditures in fiscal 1999 increased $14.8 million or 12.9% compared to fiscal 1998 and $25.0 million or 24.0% compared to fiscal 1997. R&D expenditures increased from fiscal 1997 through fiscal 1999 as Cypress continued its effort to accelerate the development of new products and migrate to more advanced process technologies. In 1999, spending in Cypress's design centers grew due to increased headcount and additional spending from design centers acquired with the purchase of Arcus and Anchor. During 1998, Cypress began utilizing the 0.25 micron process technology for manufacturing purposes, and in 1999, started development of 0.16 micron process technologies. Cypress believes that its future success will depend on its ability to develop and introduce new products that will compete effectively on the basis of price and performance, and will address customer needs. In fiscal 2000, Cypress is expecting to continue to increase spending in R&D in order to improve its design and process technologies in an effort to increase revenues and reduce costs. As part of this effort, in fiscal 2000, Cypress expects to complete the conversation its San Jose R&D wafer fab from a six-inch facility into an eight-inch facility. This will make Cypress's R&D fab more compatible with its technologically advanced wafer fabs in Minnesota. This conversion is expected to be completed in June 2000.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for fiscal 1999 were $105.9 million or 15.0% of revenues, compared to $91.0 million or 16.4% of revenues for fiscal 1998 and $82.0 million or 13.7% of revenues for fiscal 1997. SG&A expenses for fiscal 1999 increased by $14.9 million or 16.3% as compared to fiscal 1998 and by $23.9 million or 29.1% when compared to fiscal 1997. SG&A spending increased in from fiscal 1997 to fiscal 1998 and from fiscal 1998 to fiscal 1999 principally because of higher sales and marketing expenditures related to salesmen and rep commissions, a new sales force training program and higher marketing communication expenditures. In fiscal 1999, Cypress also incurred higher legal costs, primarily associated with its successful defense of the EMI patent infringement lawsuit. With the exception of variable spending, such as incentive bonuses, salary adjustments and commissions, Cypress expects to keep SG&A spending as a percent of revenues relatively constant in fiscal 2000.

1999 Restructuring, Merger and Acquisition, and Other Non-Recurring Costs

     During fiscal 1999, Cypress recorded a net $33.8 million in restructuring, merger and acquisition, and other non-recurring costs. These one-time, non-recurring costs included a $12.3 million write-off of a certain manufacturing asset that will not be utilized and an $11.9 million one-time compensation charge. In the first quarter of fiscal 1999, Cypress recorded one-time charges of $3.7 million associated with the merger with IC Works. These charges were for investment banking fees and other professional fees. Cypress also recorded $8.8 million in costs associated with the purchase of Anchor and Arcus comprising of $4.0 million for in-process technology, $1.6 million for transaction costs and $3.2 million in amortization of intangible assets. During the fourth quarter of fiscal 1999, Cypress acquired Altera's MAX 5000 Programmable Logic Device ("PLD") product line and its equity interest in Cypress's wafer fabrication facility in Round Rock, Texas. As part of the transaction, Cypress recorded intangible assets associated with the product rights and incurred $0.3 million for the amortization of these intangibles. These non-recurring charges were offset by a reversal of $3.1 million of the 1998 restructuring reserve. The reversed charges related to $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and completion of the Alphatec restructuring activities. Cypress also reversed $0.5 million of the 1998 restructuring reserve for other fixed asset related charges that were no longer considered necessary. During fiscal 1999, Cypress reversed $0.7 million of the 1996 restructuring reserve related to fixed asset de-installation charges that were no longer required.

1998 Restructuring and Other Non-Recurring Costs

     During 1998, Cypress implemented an overall cost reduction plan and recorded a $58.9 million restructuring reserve. The restructuring entailed:

     o    The  shutdown  of  Fab  3,  located  in  Bloomington,   Minnesota  and
          consolidation of parts of Fab 3 operations with other operations of Cypress.

     o The discontinuance of the 0.6 micron 256k SRAM production in Fab 2 located in Texas.

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

     o The restructuring activities described above include the termination of approximately 850 manufacturing employees primarily from Cypress and Alphatec.

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

     In accordance with the restructuring plan, Fab 3 production was phased down beginning in the second quarter of 1998 and ceased in July 1998. From this time, Cypress has held the non-upgradable equipment for sale. As of January 2, 2000, some of the equipment still has not been sold. Cypress expects to recover the originally determined salvage value for such equipment, however, no assurance can be given as to the amount of proceeds that will ultimately be collected.

     FAB 2 -- The decision to discontinue manufacturing SRAM products on Cypress's 0.6 micron 256K SRAM process in Texas resulted in excess equipment and employee redundancy. Charges with this decision totaled $21.3 million, of which $18.0 million related to the write-down of equipment, $0.3 million related to the write-down of inventory, $1.7 million related to severance and other employee related costs and $1.3 million of other fixed asset related charges for incremental third party costs for the physical removal of the written down assets and the resolution of certain related tax matters.

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

    As of January 2, 2000, some of this equipment remains on hand. Cypress expects to recover the originally determined salvage value for such equipment, however, no assurance can be given as to the amount of proceeds that will ultimately be collected.

     FAB 1 and San Jose Operations -- The restructuring plan included the upgrade of Fab 1 to an eight-inch facility to ensure compatibility with Cypress's Fab 4 manufacturing facility in Minnesota. Fab 1 is used for research and development purposes. The plan assumed commencement of Fab 1 restructuring activities during the middle of 1998 with completion by the end of January 1999. The plan included the disposal and write-down of six-inch manufacturing equipment that was not upgradable to eight-inch capability. The remaining net book value of such assets was written off over the estimated useful life through January 1999. Incremental depreciation charges, to reflect the revised useful lives of this equipment, were included in research and development costs for 1998 and January 1999. Cypress also reserved $1.0 million to write-down the value of certain other equipment and reserved $1.3 million related to severance and other employee related costs. In fiscal 2000, Cypress expects to convert its San Jose R&D wafer fab from a six-inch facility into an eight-inch facility. This will make Cypress's R&D fab more compatible with its technologically advanced wafer fabs in Minnesota. This conversion is expected to be completed in June 2000.

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

     OTHER -- Separate from the restructuring charge, Cypress recorded an additional charge of $27.3 million, which was recorded as operating expenses. The charges were for inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for expenses incurred as a consequence of Cypress's defective products ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

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

1997 Restructuring Costs - Cypress (ICW)

     In fiscal 1997, Maxim Integrated Products, Inc. ("Maxim") agreed to purchase wafer fabrication assets from Cypress and its Fab Partners to purchase certain equipment from Cypress lessors thereby relieving Cypress of significant future equipment lease obligations. Maxim also acquired the property that housed the fab from Samsung Semiconductor, Inc. as part of the same transaction. The remaining assets to be disposed at the end of fiscal year 1997 were liquidated between April 1998 and June 1998 (including at an equipment auction in June
1998). Due to the lack of any meaningful sale of assets at the June auction, the actual liquidation of substantially all of the remaining assets was completed in November 1998. In May 1998, Maxim purchased approximately $0.5 million of the assets to be disposed of in another asset sale transaction separate from the November 1997 transaction.

     Cypress entered into the following material agreements related to the sale of its fab assets to Maxim in November 1997:

1. Asset purchase agreements -- related to the purchase of assets from each of the respective owners of assets. (Fab Partners, lessors, and Cypress.) The loss incurred by the Company as a result of these agreements is included as part of the restructuring costs in the accompanying financial statements.

2. Loan agreement -- related to a loan by Maxim to Cypress in the amount of $2.0 million. Recorded as long-term debt in March 1998 and is payable at the earlier of an IPO, change in control, or four years.

3. Foundry agreement -- related to Cypress agreement for Maxim to provide BiCMOS foundry services to Cypress . This agreement terminated in December 1998. No effect on financials.

4. Operating agreement -- related to sharing of the fab between Cypress and Maxim for a period of up to seven months from close (actual duration was four months). Specifics of the agreements include how costs are shared, who has control and when the fab transfers sequentially from Cypress to Maxim, the basis for one party billing the other for its manufacturing activities within the fab during the period of sharing the fab, and an agreement with Maxim that they will hire substantially all the wafer fab-related employees based on a prescribed schedule. The operating agreement was substantially completed in March 1998.

     Cypress and Maxim also entered into an operating agreement that outlined the utilization of and cost-sharing for the facility during the six-month transition period following the sale of the fab assets to Maxim.

     While Maxim had acquired most of Cypress owned and leased fab assets and certain related assets, Cypress still owned or leased other wafer fabrication assets that were not purchased by Maxim. As such, in connection with the exit of the wafer fabrication business, Cypress recorded a restructure charge of approximately $9.9 million related to impairment of assets sold to Maxim ($2.2 million), impairment of assets held for sale ($1.8 million), refinancing of lease agreements ($3.6 million), employee severance ($0.2 million), and other transaction costs ($2.2 million). These agreements with Maxim resulted in a reduction of headcount of approximately 113 foundry employees (most of whom were hired by Maxim). The total expected cash outlay related to this charge was approximately $6.7 million at December 29, 1997, of which the remaining $4.1 million was paid in 1999.

     In November 1997, Cypress also borrowed $2.0 million from Maxim with interest accruing at 6% per annum. The note and interest are to be repaid at the earlier of: a majority sale of Cypress, the consummation of a public offering of Cypress common stock, or four years from the date of the note (November 2001). In addition, Cypress entered into a wafer purchase agreement with Maxim that allows Cypress to buy BiCMOS wafers from Maxim for a period of up to two years.

     On the closing date of the transaction, November 20, 1997, Maxim purchased Cypress six-inch wafer fabrication leasehold improvements and manufacturing equipment as well as certain five-inch wafer fabrication equipment, which Cypress owned or acquired through capital leases. The carrying value of the six-inch and five-inch fabrication assets were $14.25 million and $0.4 million, respectively. Proceeds of the sale of these assets to Maxim were $12.5 million to Cypress. Substantially all the assets held at December 29, 1997 were sold prior to January 3, 1999.

Interest Expense

     Interest expense was $9.6 million for fiscal 1999, compared to $11.3 million for fiscal 1998 and $8.5 million for fiscal 1997. Interest expense incurred during fiscal 1999 is primarily associated with the 6.0% Convertible Subordinated Notes, which were issued in September 1997 and are due in 2002. The decrease in fiscal 1999 is primarily attributable to the retirement of $15.0 million of these Notes towards the end of 1998. Interest incurred during fiscal 1997 also included expenses from the convertible bond redeemed in March 1997 and a revolving line of credit.

Interest and Other Income, Net

     Net interest and other income was $52.7 million for fiscal 1999 compared to $13.4 million for fiscal 1998 and $13.1 million for fiscal 1997. Net interest and other income for fiscal 1999 included a $36.2 million gain from the sale of a certain investment and $17.8 million of interest income. Offsetting other income was $1.0 million related to the amortization of bond issuance costs. In fiscal 1998, net interest and other income included interest income of $15.2 million, a $1.7 million pre-tax net gain related to the retirement of $15.0 million of Cypress's 6.0% Convertible Subordinated Notes and foreign exchange gains of $0.5 million. The 1998 interest and other income, net is offset by a non-recurring, pre-tax charge of $3.1 million recorded to reflect the decline in value of a certain investment and $1.0 million in amortization of bond issuance costs. Interest and other income, net for fiscal 1997 relates primarily to interest income of $10.5 million and a $3.8 million gain from the sale of a certain investment. .

Taxes

     Cypress's effective tax rates for fiscal years 1999, 1998 and 1997 were 5.0%, 11.4% and 42.7%, respectively. A tax benefit of $13.5 million was realized during fiscal 1998 compared to expenses of $4.8 million and $5.6 million during fiscal 1999 and fiscal 1997, respectively. The benefit was attributable primarily to the utilization of loss carrybacks, the utilization of research and development tax credits and non-U.S. income taxed at lower tax rates compared to U.S. tax rates, principally related to Cypress's operations in the Philippines.

     During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination is expected to continue through May 2000. Management believes that the outcome of the examination will not have a material effect on Cypress's consolidated financial position or results of operations.

Earnings Before Goodwill

     Cypress reported basic earnings before goodwill ("EBG") and diluted EBG. EBG refers to earnings excluding pretax acquisition and restructuring related charges and credits, in-process research and development costs, transaction costs and amortization of intangible assets, net of tax. EBG for the year ended January 2, 2000 also excluded the one-time, pre-tax gain of $36.2 million from the sale of a certain investment. These charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. Cypress presented EBG as a measure of our operating results, however, EBG is not intended to replace operating income or net income as an indicator of operating performance or to replace cash-flow as a measure of liquidity because EBG is not a concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The table below reconciles basic and diluted net income (loss) per share to basic and diluted earnings (loss) before goodwill per share, respectively.

Reconciliation of basic net income (loss) per share to basic earnings (loss) per share before goodwill:

                                                                     Years ended
                                                            Jan. 2,    Jan. 3,    Dec. 29,
                                                             2000       1999         1997
                                                            -----       -----       -----
Basic net income (loss) per share ....................      $ 0.87      $(1.03)     $0.08
Goodwill net of taxes per share ......................      $ 0.01      $  --       $  --
Restructuring costs (credits) net of taxes per share .      $(0.03)     $ 0.53      $0.05
                                                                        -----       -----
Basic earnings (loss) before goodwill per share ......      $ 0.85      $(0.50)     $0.13
                                                            -----       -----       -----


Reconciliation of diluted net income (loss) per share to diluted earnings (loss) per share before goodwill:

                                                                   Years ended
                                                          Jan. 2,     Jan. 3,    Dec. 29,
                                                           2000        1999        1997
                                                           -----       -----       -----
Diluted net income (loss) per share .................      $0.81       $(1.03)     $0.07

Goodwill net of taxes per share .....................      $0.01       $  --       $  --

Restructuring costs (credits) net of taxes per share       $(0.03)     $0.53       $0.05
                                                           -----       -----       -----

Diluted earnings (loss) before goodwill per share ...      $0.79       $(0.50)     $0.12
                                                           -----       -----       -----


Stock Based Compensation

     Cypress accounts for stock-based compensation arrangements in accordance with provision of APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and discloses pro forma information regarding net income (loss) and earnings (loss) per share as allowed by Statement of Accounting Standards No. 123 (SFAS 123). Under APB 25, compensation cost is recognized based on the difference, if any, between the fair market price of Cypress's stock on the date of grant and the amount an employee must pay to acquire the stock. As permitted by SFAS 123, Cypress discloses pro-forma net income (loss) and pro-forma net income (loss) per share as if it had recorded compensation cost. The pro-forma effect on net income (loss) and net income (loss) per share is based on the estimated grant date fair value, as defined by SFAS 123 for awards granted under the Cypress's 1994 and 1999 Stock Option Plans and its Employee Stock Purchase Plan. Inclusive of the pro-forma effect, basic and diluted net income was $58.8 for fiscal 1999 and basic and diluted net loss was $135.9 million and $17.5 million for fiscal years 1998 and 1997, respectively. Pro-forma basic net income per share was $0.56 and diluted net income per share was $0.53 for fiscal 1999. Pro-forma basic and diluted net loss per share was ($1.34) and ($0.18) for fiscal years 1998 and 1997, respectively. The pro-forma effect may be impacted by various factors including re-pricing of existing options.

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

Liquidity and Capital Resources

     Cypress's cash, cash equivalents and short-term investments totaled $270.6 million at the end of fiscal year 1999, a $110.0 million increase from the end of 1998.

     On January 31, 2000, Cypress filed a universal shelf registration statement with the Securities and Exchange Commission (SEC). The registration statement, which was effective February 8, 2000, will allow Cypress to market and sell up to $400.0 million of its securities. The shelf registration statement will allow Cypress flexibility to raise funds from the offering of debt securities, common stock, or a combination thereof, subject to market conditions and Cypress's capital needs.

     During fiscal 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress could through March 2001 sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million dollars. The full amount of this shelf registration statement has been used by the transactions described in this paragraph. On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 4.00% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7.2 million shares of common stock. Cypress received approximately $33.8 million in proceeds, net of issuance costs, from the sale of these shares. The remaining 2.5 million shares were sold by selling stockholders. Cypress did not receive any proceeds from the shares sold by the selling stockholders.

     During 1999, Cypress purchased $114.1 million in capital equipment, a $31.2 million increase from the $82.9 million purchased in 1998, and a $29.7 million decrease from the $143.8 million purchased in 1997. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its backend manufacturing subcontractors and its design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.16 and 0.25 micron processes. A majority of the equipment purchased was for Fab 4a located in Minnesota to increase its capacity and capability. Equipment purchased for the Philippines and its subcontractors was used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate research and development capabilities. Capital expenditures in 2000 are expected to be significantly higher compared to 1999 as Cypress continues its efforts to increase its wafer manufacturing capabilities and capacity by purchasing more equipment for Fab 4a and by constructing Fab 4b and Fab 4c, located on the same site as Fab 4a in Minnesota. Cypress also expects to continue upgrading its research and development fab in San Jose from six-inch to eight-inch to ensure compatibility with Cypress's wafer manufacturing facilities in Minnesota. The conversion is expected to be completed by June 2000. Cypress will also continue to purchase new software and equipment to enhance its research and development capabilities. In fiscal 2000, Cypress expects to purchase approximately $250.0 million in capital equipment.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest at a rate of 4.71% and are secured by Cypress common shares. At January 2, 2000, amounts receivable under this program totaled $8.2 million.

     In 1998, Cypress retired a total of $15.0 million principal of its $175.0 million, 6.0% convertible subordinated notes for $12.9 million, resulting in a pre-tax net gain of $1.7 million. The net gain was recorded as interest and other income. The notes, which were issued in September 1997, are due October 1, 2002 and contain a coupon rate of 6.0%. The remaining outstanding notes are convertible into approximately 6,772,000 shares of common stock and are callable by Cypress on or after October 2, 2000. A portion of the proceeds from the notes were used to repay the $49.0 million balance outstanding under the revolving credit facility, acquire equipment, purchase a building in Woodinville, Washington and for stock repurchases in 1997. The remaining proceeds have been invested in interest-bearing investment grade securities and have been used for general corporate purposes, including capital expenditures to add manufacturing capacity and capability, development and commercialization of products, working capital and strategic acquisitions or investments.

     During fiscal 1997, Cypress entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan was repaid in April 1999. Also during 1997, Cypress issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of January 2, 2000, a total of $0.7 million was payable under the notes.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress's 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During fiscal 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997.

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

     In 1994 and 1995, Cypress entered into three operating lease agreements with respect to its office and manufacturing facilities in San Jose and Minnesota. In 1999, the lease related to the San Jose office and research and development facilities expired. In October 1999, Cypress re-entered into a new operating lease agreement with the same leasor for the same facilities. In April 1996, Cypress entered into an additional lease agreement for two office facilities in San Jose. These agreements require that Cypress maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. Cypress's restricted investment balance as of January 2, 2000 and January 3, 1999 was $61.2 million and $59.7 million, respectively, and is recorded as other assets on the Balance Sheet. Cypress was in compliance with its covenants at January 2, 2000.

     In 1997, Cypress established a revolving line of credit with a bank totaling up to $6.5 million. Cypress cancelled this line of credit in June 1999. In July 1996, Cypress established a three-year $100.0 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. During 1998, Cypress cancelled this line of credit.

     Cypress believes that existing cash and cash equivalents and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. Beyond twelve months, changes in market demand and the possible need to increase manufacturing capacity and capability, may cause Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

     The fair value of Cypress's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress's investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress's debt obligation.

     A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. Based on Cypress's overall currency rate exposure at January 2, 2000, a near-term 10% appreciation or depreciation in the U.S. dollar would have an immaterial effect on Cypress's financial position, results of operations and cash flows over the next fiscal year.

     All of the potential changes noted above are based on sensitivity analyses performed on Cypress's balances as of January 2, 2000.

ITEM 8. Financial Statements and Supplementary Data


                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per-share amounts)


                                     ASSETS
                                                                     January 2,      January 3,
                                                                        2000           1999
                                                                     -----------    -----------
Current assets:
  Cash and cash equivalents ......................................   $   155,011    $   142,102
  Short-term investments .........................................       115,545         18,459
                                                                     -----------    -----------
          Total cash, cash equivalents and short-term
               investments .......................................       270,556        160,561

  Accounts receivable, net (Note 2) ..............................       100,114         68,955
  Inventories (Note 2) ...........................................        89,432         65,096
  Other current assets ...........................................        77,293         55,437
                                                                     -----------    -----------
          Total current assets ...................................       537,395        350,049
                                                                     -----------    -----------
Property, plant and equipment, net (Note 2) ......................       357,183        348,936
Other assets (Note 2) ............................................       222,646        125,011
                                                                     -----------    -----------
                                                                     $ 1,117,224    $   823,996
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................   $    99,549    $    53,932
  Accrued compensation and employee benefits .....................        32,428         20,293
  Other accrued liabilities (Note 2)..............................        19,717         12,852
  Deferred income on sales to distributors .......................        20,760         13,300
  Income taxes payable ...........................................        20,311         13,591
                                                                     -----------    -----------
          Total current liabilities ..............................       192,765        113,968
                                                                     -----------    -----------
Convertible subordinated notes ...................................       160,000        160,000
Deferred income taxes ............................................        56,100         41,065
Other long-term liabilities ......................................        10,384         10,240
                                                                     -----------    -----------
          Total liabilities ......................................       419,249        325,273
                                                                     -----------    -----------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized; none .            --             --
     issued and outstanding
  Common stock, $.01 par value, 250,000 shares authorized;
     115,496 and 110,753 issued; 110,516 and 97,465 outstanding at
     January  2, 2000 and January 3, 1999 ........................         1,155          1,107
  Additional paid-in-capital .....................................       534,225        482,781
  Notes receivable from stockholders .............................        (8,186)            --
  Deferred compensation ..........................................          (484)        (1,152)
  Retained earnings ..............................................       243,989        180,625
                                                                     -----------    -----------
                                                                         770,699        663,361
  Less: shares of common stock held in treasury, at cost;
      4,980 shares at January 2, 2000 and 13,288
      shares at January 3, 1999 ..................................       (72,724)      (164,638)
                                                                     -----------    -----------
          Total stockholders' equity .............................       697,975        498,723
                                                                     -----------    -----------
                                                                     $ 1,117,224    $   823,996
                                                                     ===========    ===========


             The accompanying notes form an integral part of these
                       Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)


                                                                   Year Ended
                                                     -------------------------------------
                                                     January 2,   January 3,   December 29,
                                                        2000         1999         1997
                                                     ---------    ---------    -----------
Revenues .........................................   $ 705,487    $ 554,891    $ 598,485
                                                     ---------    ---------    ---------
Cost of revenues .................................     383,639      409,108      393,769
Research and development .........................     129,331      114,551      104,300
Selling, general and administrative ..............     105,882       91,016       82,026
Acquisition and other non-recurring costs, net ...      37,623           --           --
Restructuring costs ..............................      (3,811)      60,737        9,882
                                                     ---------    ---------    ---------
          Total operating costs and expenses .....     652,664      675,412      589,977
                                                     ---------    ---------    ---------
Operating income (loss) ..........................      52,823     (120,521)       8,508
Interest expense .................................      (9,617)     (11,276)      (8,461)
Interest income and other, net ...................      52,665       13,356       13,092
                                                     ---------    ---------    ---------
Income (loss) before income taxes ................      95,871     (118,441)      13,139
(Provision) benefit for income taxes .............      (4,817)      13,523       (5,613)
                                                     ---------    ---------    ---------
Net income (loss) ................................   $  91,054    $(104,918)   $   7,526
                                                     =========    =========    =========
Net income (loss) per share:
  Basic ..........................................   $    0.87    $   (1.03)   $    0.08
  Diluted ........................................   $    0.81    $   (1.03)   $    0.07
Weighted average common and common
  equivalent shares outstanding:
  Basic ..........................................     104,703      101,944      100,137
  Diluted ........................................     111,735      101,944      107,866


              The accompanying notes form an integral part of these
                       Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                           Notes
                                          Common Stock      Additional   Receivable                                         Total
                                       -------------------   Paid-In       From       Deferred    Retained   Treasury  Stockholders'
                                       Shares      Amount    Capital   Stockholders  Compensation Earnings     Stock       Equity
                                     ---------   ---------  ---------  ------------  ----------- ---------    ---------  ---------
Balances at December 30, 1996 ....      91,104      $1,014   $344,533         --       $(621)    $284,033    $(116,843)    $512,116
Re-issuance of treasury
  shares under employee
  stock plans and other ..........       5,556          22     36,980         --          --           --           --       37,002
Premiums received from put
  option issuances ...............          --          --      2,760         --          --           --           --        2,760
Tax benefit resulting from stock
  option transactions ............          --          --      6,959         --          --           --           --        6,959
Issuance of common stock
  from the conversion of the
  convertible debt ...............       6,789          67     83,036         --          --           --           --       83,103
Repurchase of common stock
  under stock repurchase program .        (516)         --         --         --          --           --       (5,288)      (5,288)
Adjustment to deferred
  compensation ...................          --          --         --         --         454           --           --          454
Net income for the year ..........          --          --         --         --          --        7,526           --        7,526
                                     ---------   ---------  ---------   --------    --------    ---------    ---------    ---------
Balances at December 29, 1997 ....     102,933       1,103    474,268         --        (167)     291,559     (122,131)     644,632
Cypress (ICW) activities for the .          --          --         --         --          --        1,622           --        1,622
Quarter ended March 28, 1999
Re-issuance of treasury
  shares under employee
  stock plans and other ..........       2,139           4      1,893         --          --       (7,638)      19,767       14,026
Premiums received from put
  option issuances ...............          --          --      6,620         --          --           --           --        6,620
Repurchase of common stock
  under stock repurchase program .      (7,607)         --         --         --          --           --      (62,274)     (62,274)
Adjustment to deferred
  compensation ...................          --          --         --         --        (985)          --           --         (985)
Net loss for the year ............          --          --         --         --          --     (104,918)          --     (104,918)
                                     ---------   ---------  ---------   --------    --------    ---------    ---------    ---------
Balances at January 3, 1999 ......      97,465       1,107    482,781         --      (1,152)     180,625     (164,638)     498,723
Re-issuance of treasury shares and
  issuance of common stock under .      13,051          48     37,438         --          --      (27,690)      91,914      101,710
  employee stock plans and other
Tax benefit resulting from stock
  option transactions ............          --          --     13,772         --          --           --           --       13,772
Notes receivable from stockholders          --          --         --     (8,186)         --           --           --       (8,186)
Compensation expense to outside
  consultants ....................          --          --        234         --          --           --           --          234
Adjustment to deferred
  compensation ...................          --          --         --         --         668           --           --          668
Net income for the year ..........          --          --         --         --          --       91,054           --       91,054
                                     ---------   ---------  ---------   --------    --------    ---------    ---------    ---------
Balances at January 2, 2000 ......     110,516      $1,155   $534,225    $(8,186)      $(484)    $243,989     $(72,724)    $697,975
                                     ---------   ---------  ---------   --------    --------    ---------    ---------    ---------

              The accompanying notes form an integral part of these
                       Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Year Ended
                                                          ------------------------------------
                                                          January 2,  January 3,  December 29,
                                                             2000         1999         1997
                                                          ---------    ---------    ---------
Cash flow from operating activities:
  Net income (loss) ...................................     $91,054    $(104,918)      $7,526
  Adjustments to reconcile net income (loss) to net
cash
     generated by operating activities:
  Depreciation and amortization .......................     107,423      114,598      114,013
  Acquired in-process research and development ........       4,019           --           --
  Non-cash interest and amortization of debt issuance
     costs ............................................       1,034        1,034        3,978
  Net gain on early retirement of debt ................          --       (1,734)          --
  Loss on sale of fixed assets ........................          --        1,069           --
  Loss on write down of fixed assets ..................      10,336           --           --
  Deferred gain on sale of fixed assets ...............      (3,959)          --       (3,431)
  Gain on sale of investment ..........................     (36,237)          --           --
  Restructuring costs (credits) .......................      (3,811)      60,737        4,952
  Other non-recurring costs ...........................          --        8,827           --
  Deferred income taxes ...............................      (9,971)        (797)      14,782
  Changes in operating assets and liabilities:
     Receivables ......................................     (30,282)       9,332        4,191
     Inventories ......................................     (22,788)      18,013      (25,895)
     Other assets .....................................     (10,577)      35,298         (152)
     Accounts payable and accrued liabilities .........      55,280      (14,862)     (16,695)
     Deferred income ..................................       7,460        2,445       (5,266)
     Income taxes payable .............................       6,720      (22,770)      15,870
                                                          ---------    ---------    ---------
Net cash flow generated from operating activities .....     165,701      106,272      113,873
                                                          ---------    ---------    ---------
Cash flow from investing activities:
  Purchase of investments .............................    (218,236)    (110,718)    (112,185)
  Sale or maturities of investments ...................      66,872      127,195       93,870
  Acquisition of property, plant and equipment ........    (114,120)     (82,929)    (143,803)
  Acquisition of Anchor ...............................     (14,956)          --           --
  Acquisition of Arcus ................................      (9,883)          --           --
  Acquisition of technology rights ....................      (4,700)          --           --
  Acquisition of product rights and equity interest ...     (12,187)          --           --
from Altera
  Proceeds from sale of investment ....................      36,237           --           --
  Proceeds from sale of equipment .....................      15,179        6,551       40,789
                                                          ---------    ---------    ---------
Net cash flow used for investing activities ...........    (255,794)     (59,901)    (121,329)
                                                          ---------    ---------    ---------
Cash flow from financing activities:
  Repayment of line of credit .........................          --       (3,369)     (49,249)
  Repayment of debt ...................................      (2,653)          --           --
  Repayment of notes payable ..........................          --       (1,186)      (5,780)
  Issuance of convertible subordinated notes, net of
     issuance costs ...................................          --           --      170,187
  Redemption of convertible debt ......................          --           --      (14,331)
  Early retirement of debt ............................          --      (12,916)          --
  Restricted investments related to building lease
     agreements .......................................          --           --          601
  Repurchase of common stock ..........................          --      (62,274)      (5,288)
  Re-issuance of treasury shares and issuance of
common
    stock .............................................     113,444       12,470       41,173
  Issuance of notes to stockholders ...................      (8,186)          --           --
  Premiums received from put options ..................          --        6,620        2,760
  Other long-term liabilities, including minority
     interest .........................................         397       (1,082)        (615)
                                                          ---------    ---------    ---------
Net cash flow generated (used) for financing activities     103,002      (61,737)     139,458
                                                          ---------    ---------    ---------

  Cypress (ICW) net change in cash during the quarter
     ended March 28, 1999 .............................          --        3,434           --
Net increase (decrease) in cash and cash equivalents ..      12,909      (11,932)     132,002
Cash and cash equivalents, beginning of year ..........     142,102      154,034       22,032
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year ................    $155,011     $142,102     $154,034
                                                          =========    =========    =========
Supplemental disclosures:
  Cash paid during the year for:
     Interest .........................................      $9,600      $10,092       $5,707
     Income taxes .....................................      $3,546         $452       $1,550

              The accompanying notes form an integral part of these
                       Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

     Cypress -- Cypress Semiconductor Corporation ("Cypress") designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including computers, data communications, telecommunications and instrumentation systems.

     Cypress's operations outside of the U.S. expanded in 1996 with the addition of its test and assembly plant in the Philippines. Cypress's other foreign operations include several sales offices and design centers located in various parts of the world. Revenues to international customers were 51%, 45% and 39% of total revenues in 1999, 1998 and 1997, respectively.

     In 1999, Cypress purchased from Altera Corporation, Altera's 17% equity interest in Cypress Semiconductor (Texas) Inc. ("CTI"), Cypress's wafer fabrication facility in Texas. As a result of this purchase, all of Cypress's subsidiaries were wholly owned at January 2, 2000 (See Note 4).

     The consolidated financial statements include the accounts of Cypress and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year -- Beginning with its 1998 fiscal year end, Cypress ended its fiscal months, quarters and years on Sundays, rather than Mondays, bringing its fiscal period ends in line with predominant industry practice. Fiscal years 1999, 1998 and 1997 ended January 2, 2000, January 3, 1999 and December 29, 1997, respectively. Fiscal year 1999 was a 52-week year ending on the Sunday closest to December 31, fiscal year 1998 was a 53-week year ending on the Sunday closest to December 31 and fiscal year 1997 was a 52-week year ending on the Monday closest to December 31. Operating results for the additional week were considered immaterial to Cypress's consolidated operating results for the year ended January 3, 1999.

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

     Fair Value of Financial Instruments -- For certain of Cypress's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. The estimated fair market value of Cypress's investments reasonably estimate their fair values based on market information. At January 2, 2000, the estimated fair value of the Convertible Subordinated Notes was $234.2 million.

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

     Cash Equivalents-- Highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.

     Investments --All Cypress investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, if any, included as a component of stockholders' equity. Unrealized gains and losses net of related taxes, were not material for the year ended January 2, 2000 or cumulatively.

     In fiscal 1998, Cypress recorded a $3.0 million writedown of a certain investment that was believed to be permanently impaired. In 1999, due to a resurgence in the semiconductor business, the value of the investment increased. In fiscal 1999, Cypress sold the investment, recording a pre-tax gain of $36.2 million, which is included in interest and other income, net.

     Inventories -- Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of computing depreciation are used for tax purposes.

                                               Useful Lives
                                                 in Years
                                                 --------
   Equipment...............................       3 to 7
   Buildings and leasehold improvements....      7 to 10
   Furniture and fixtures..................            5

     Pre-operating Costs -- Incremental costs incurred in connection with developing major production capability at new manufacturing plants, including depreciation, amortization and cost of qualification of equipment and production processes were capitalized up to December 1997. Pre-operating costs totaling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period. In fiscal 1998, these costs were written off and at January 2, 2000, no pre-operating costs are remaining.

     Long-Lived Assets -- Long-lived assets held and used by Cypress are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, all long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

     Revenue Recognition -- Revenues from product sales are generally recognized upon shipment and a reserve is provided for estimated returns. A portion of Cypress's sales are made to domestic distributors under agreements which allow certain rights of return and price protection on products unsold. Accordingly, Cypress defers recognition of revenues and profit on such sales until these distributors resell the products.

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

     No one end user accounted for greater than 10% of revenues in 1999, 1998 or 1997. Sales to one distributor accounted for greater than 10% of total revenues in 1999, 1998 and 1997.

     Accounting for Stock-Based Compensation -- Cypress accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", Cypress provides additional pro-forma disclosures in Note 7.

     Comprehensive Income -- In 1998, Cypress adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Cypress did not have a material difference between net income and comprehensive income for the year ended January 2, 2000 or cumulatively.

     Segment Reporting -- In fiscal 1998, Cypress adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131")." SFAS 131 establishes standards for disclosures about products and services, geographic areas and major customers. (See Note 11).

     Recent Accounting Pronouncements -- In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. Cypress is required to adopt SFAS 133 in the first quarter of its fiscal year 2001.The effect of SFAS 133 is not expected to be material to the Cypress's financial statements.

Note 2: Balance Sheet Components

Available-For-Sale Securities

     Cypress's portfolio of available-for-sale securities consists of the following:

                                                          January 2,  January 3,
                                                             2000         1999
                                                          ---------    ---------
                                                               (In thousands)
Corporate debt securities ............................     $175,510     $101,042
State and municipal obligations ......................       77,902       73,607
Money markets ........................................       69,755           --
Other ................................................       39,811       23,341
                                                           --------     --------
          Total available-for-sale securities ........     $362,978     $197,990
                                                           ========     ========

At January 2, 2000 and January 3, 1999, the net unrealized holding gains and losses on securities were immaterial. The securities at January 2, 2000 and January 3, 1999 by contractual maturity are shown below.

                                                          January 2,  January 3,
                                                             2000        1999
                                                           --------    --------
                                                                (In thousands)
Due in one year or less ..............................     $251,654     $140,944
Due after one year through two years .................      111,324       57,046
                                                           --------     --------
          Total available-for-sale  securities .......     $362,978     $197,990
                                                           ========     ========

Accounts Receivable, Net
                                                     January 2,       January 3,
                                                        2000             1999
                                                     ---------        ---------
                                                            (In thousands)
Accounts receivable, gross ...................        $103,098          $72,005
Allowance for doubtful accounts and
customer returns .............................          (2,984)          (3,050)
                                                     ---------        ---------
           Accounts receivable, net ..........        $100,114          $68,955
                                                     =========        =========

Inventories, Net

                                                    January 2,        January 3,
                                                      2000               1999
                                                    ----------        ----------
                                                          (In thousands)
Raw materials ..........................             $13,360              $8,939
Work-in-process ........................              45,247              37,087
Finished goods .........................              30,825              19,070
                                                     -------             -------
          Total ........................             $89,432             $65,096
                                                     =======             =======

Property, Plant and Equipment

                                                         January 2,   January 3,
                                                           2000           1999
                                                        -----------    ---------
                                                              (In thousands)
Land .............................................       $13,829        $13,533
Equipment ........................................       733,581        623,393
Buildings and leasehold improvements .............       101,976         96,825
Furniture and fixtures ...........................         8,449          6,656
                                                       ---------      ---------
Total property, plant and equipment ..............       857,835        740,407
Accumulated depreciation andamortization .........      (500,652)      (391,471)
                                                       ---------      ---------
          Net property, plant and equipment ......      $357,183       $348,936
                                                       =========      =========

Other Assets

                                                     January 2,       January 3,
                                                        2000             1999
                                                     ---------         ---------
                                                             (In thousands)
Restricted investments ...................            $61,198            $59,742
Long-term investments ....................            111,324             57,046
Other, principally purchased intangibles..             50,124              8,223
                                                     --------           --------
          Total ..........................           $222,646           $125,011
                                                     ========           ========

     In September 1999, Cypress acquired the rights and patents covering the Silicon Oxide Nitride Oxide Silicon ("SONOS") non-volatile memory technology from NVX Corporation for $4.7 million. These intangible assets are included in Other Assets on the Consolidated Balance Sheet and are being amortized over their useful life.

Other Accrued Liabilities

                                                        January 2,    January 3,
                                                           2000          1999
                                                         ---------     ---------
                                                             (In thousands)
Sales commissions ................................         $3,031         $3,290
Restructuring reserves ...........................          2,313          8,070
Warranty reserve .................................          2,672             --
Other ............................................         11,701          1,492
                                                          -------        -------
          Other accrued liabilities ..............        $19,717        $12,852
                                                          =======        =======

Note 3: Acquisitions

Acquisition of Arcus Technology Companies

     On June 30, 1999, Cypress acquired all of the outstanding capital stock of Arcus Technology (USA), Inc. and the assets of Arcus Technology (India) Limited (referred to as "Arcus" on a combined basis). Arcus specializes in data communications technologies including dense wave multiplexing (which allows multiple signals to be transmitted over a single fiber optic cable) and "IP over SONET" (the technology used to code and decode Internet traffic to send it over the telephone system). The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's condensed consolidated balance sheet as of and since June 30, 1999, the effective date of the purchase. The results of operations of Arcus are included in Cypress's consolidated results of operations during the second half of Cypress's fiscal year 1999.

     Cypress acquired Arcus for a total consideration of $17.7 million, including cash of $11.5 million and stock of $6.2 million, (excluding direct acquisition costs of $0.8 million for legal and accounting fees). Through December 31, 1999 Cypress paid $9.9 million in cash and issued $2.3 million in stock. The remaining $1.6 million in cash and $3.9 million in stock are expected to be paid and issued by future installments. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows:


                                 (In thousands)
          Fair value of tangible net assets ......................      $391
          In-process research and development ....................     2,500
          Current technology .....................................     4,400
          Assembled workforce ....................................     1,600
          Deferred compensation ..................................     5,553
          Excess of purchase price over net assets acquired ......     3,264
                                                                     -------
                                                                     $17,708
                                                                     =======

     The valuation method used to value the in-process technology of Arcus is a form of discounted cash flow method commonly known as the "percentage of completion" approach whereby the cash flow derived from the technology is multiplied by the percentage of completion of the in-process technology. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology of Arcus is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 32.5%, which was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management's estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility. A deduction of 7.5% to 12.0% of expected future revenue was made in calculating future cash flows from in-process technology and attributed to previously existing technology.

     The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using a discount rate of 25.0%, which was appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flow to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

     The value of the assembled workforce is based on estimated costs to replace the existing staff including recruiting, hiring and training costs for all categories of employee to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. Deferred compensation value is the cash and stock consideration to be paid by future installments.

     Development of in-process technology remains a substantial risk to Cypress due to many factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of the other intangible assets acquired may become impaired. The in-process research and development valuation as well as the valuation of other intangible assets was prepared by an independent appraiser of technology assets, based on inputs from Cypress and Arcus management, utilizing valuation methods that are recognized by the Securities and Exchange Commission ("SEC") staff. However, there can be no assurance that the SEC staff will not take issue with any assumptions used in the appraiser's valuation model and require Cypress to revise the amount allocated to in-process research and development.

     The amounts allocated to current technology, assembled workforce, and residual goodwill are being amortized over their respective estimated useful lives between six and ten years using the straight-line method. The deferred compensation is being amortized on a straight line basis over two years.

Acquisition of Anchor Chips, Inc.

     On May 25, 1999, Cypress acquired all of the outstanding capital stock of Anchor Chips, Inc. ("Anchor"), a company that designs and markets micro-controller chips that support Universal Serial Bus applications. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's condensed consolidated balance sheet as of and since May 25, 1999, the effective date of the purchase. The results of operations of Anchor were included in Cypress's consolidated results of operations as of and since the effective date of the purchase.

     Cypress paid approximately $15.0 million in cash, which excludes direct acquisition costs of $0.7 million for investment banking, legal and accounting fees. In addition Cypress assumed net liabilities of approximately $0.9 million. The total purchase consideration of $15.9 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on a valuation completed by management, using a valuation methodology commonly applied by independent appraisers, as follows:


                                 (In thousands)
          Fair value of tangible net liabilities ................    $(919)
          In-process research and development ...................    1,519
          Assembled workforce ...................................    1,320
          Current technology ....................................   13,036
                                                                  --------
                                                                   $14,956
                                                                   =======

     The valuation method used to value the in-process technology of Anchor is a form of discounted cash flow method commonly known as the "percentage of completion" approach whereby the cash flow derived from the technology is multiplied by the percentage of completion of the in-process technology. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology of Anchor is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 32.5%, which was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management's estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility. A deduction of 7.5% to 12.0% of expected future revenue was made in calculating future cash flows from in-process technology and attributed to previously existing technology.

     The value of the assembled workforce is based on estimated costs to replace the existing staff including recruiting, hiring and training costs for all categories of employee to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

     The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using a discount rate of 25.0%, which was appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flow to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

     Development of in-process technology remains a substantial risk to Cypress due to many factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of the other intangible assets acquired may become impaired. The in-process research and development valuation as well as the valuation of other intangible assets was prepared by management, utilizing valuation methods that are recognized by the Securities and Exchange Commission ("SEC") staff. However, there can be no assurance that the SEC staff will not take issue with any assumptions used in the valuation model and require Cypress to revise the amount allocated to in-process research and development.

     The amounts allocated to current technology, and assembled workforce are being amortized over their estimated useful lives of five -years using the straight-line method. There was no goodwill associated with the acquisition of Anchor.

Acquisition from Altera

     On October 5, 1999, Cypress announced that it has signed a definitive agreement with Altera Corporation ("Altera") to acquire Altera's MAX 5000 Programmable Logic Device ("PLD") product line and its equity interest in Cypress's wafer fabrication facility in Round Rock, Texas ("Fab II") for approximately $13.0 million in cash. The acquisition was accounted for as a purchase. In 1988, Altera licensed its MAX 5000 family of products to Cypress in consideration of manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock wafer fabrication facility. By acquiring Altera's equity interest in October 1999, Fab II is now 100% owned by Cypress.

Merger with IC WORKS Incorporated

     On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated ("ICW"), which was accounted for as a pooling of interests. The condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW were different. ICW has changed its fiscal year-end to coincide with that of Cypress. Cypress's consolidated statements of operations for the periods ended January 3, 1999 and December 27, 1997, have been combined with ICW's consolidated statements of operations for the corresponding twelve month periods ended December 28, 1998 and March 28, 1998.

     During fiscal 1999, Cypress recorded merger-related transaction costs of $3.7 million related to the acquisition of ICW. These charges, which consist primarily of investment banking and other professional fees, have been included under acquisition and merger costs in the Consolidated Statements of Operations.

Note 4: Restructuring and Other Non-Recurring Costs

1999 Restructuring, Merger and Acquisition, and Other Non-Recurring Costs

     During fiscal 1999, Cypress recorded a net $33.8 million in restructuring, merger and acquisition, and other non-recurring costs. These one-time, non-recurring costs included a $12.3 million write-off of a certain manufacturing asset that is not in service and will be scrapped and an $11.9 million one-time compensation charge associated with retention and performance payments to key employees in December 1999. In the first quarter of fiscal 1999, Cypress recorded one-time charges of $3.7 million associated with the merger with IC Works. These charges were for investment banking fees and other professional fees. Cypress also recorded $8.8 million in costs associated with the purchases of Anchor and Arcus comprising of $4.0 million for in-process technology, $1.6 million for transaction costs and $3.2 million in amortization of intangible assets. During the fourth quarter of fiscal 1999, Cypress acquired Altera's MAX 5000 Programmable Logic Device ("PLD") product line and its equity interest in Cypress's wafer fabrication facility in Round Rock, Texas. As part of the transaction, Cypress recorded intangible assets associated with the product rights and incurred $0.3 million for the amortization of these intangibles. These non-recurring charges were offset by a reversal of $3.0 million of the 1998 restructuring reserve. The reversed charges related to $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and completion of the Alphatec restructuring activities. Cypress also reversed $0.5 million of the 1998 restructuring reserve for other fixed asset related charges that were no longer considered necessary. During fiscal 1999, Cypress reversed $0.7 million of the 1996 restructuring reserve related to fixed asset de-installation charges that were no longer required.

1998 Restructuring and Other Non-Recurring Costs

     During 1998, Cypress implemented an overall cost reduction plan and recorded a $58.9 million restructuring reserve. The restructuring entailed:

o The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

o The discontinuance of the 0.6 micron 256k SRAM production in Fab 2 located in Texas.

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

     The following tables sets forth charges taken against the reserve during fiscal 1999 and restructuring expense and charges taken from the date the restructuring commenced through January 2, 2000.

                                                     Balance                                  Balance
                                                   January 3,                               January 2,
                                                      1999      Utilized         Other          2000
                                                     -------    --------        -------       -------
                                                                    (In thousands)
Severance and other employee related charges(1)      $ 2,309      $   (54)      $(2,255)      $    --
Other fixed asset related charges(1) ..........        3,030         (703)         (520)        1,807
Provision for phase-down and consolidation of
manufacturing  facilities(1) ..................          339           --          (339)           --
                                                     -------      -------       -------       -------
          Total ...............................      $ 5,678      $  (757)      $(3,114)      $ 1,807
                                                     =======      =======       =======       =======


                                                     1998                                     Balance
                                                 Restructuring                              January 2,
                                                    Expense     Utilized         Other          2000
                                                    -------     --------        -------       -------
                                                                     (In thousands)
Write-down of inventory(1) ....................      $ 3,250      $(3,250)      $    --       $    --
Severance and other employee related charges(2)        5,334       (2,234)       (3,100)           --
Other fixed asset related charges(1) ..........        3,030         (703)         (520)        1,807
Provision for phase-down and consolidation of
manufacturing facilities(1) ...................          976         (637)         (339)           --
                                                     -------      -------       -------       -------
          Total ...............................      $12,590      $(6,824)      $(3,959)      $ 1,807
                                                     =======      =======       =======       =======

----------
(1)  Classified on the Balance Sheet as part of accrued liabilities.

(2) The amount utilized represents cash payments related to severance of approximately 850 employees.

     During fiscal 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required. In fiscal 1999, Cypress utilized $0.8 million, primarily associated with the removal cost of equipment identified as part of the restructuring.

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

1997 Restructuring Costs - Cypress (ICW)

     During the fiscal 1997, Cypress made a decision to shut down its wafer fab located in San Jose. In connection with the shut down of the wafer fab, Cypress recorded a restructuring charge of $9.9 million related to the impairment of assets ($3.9 million), non-cancelable operating lease commitments ($3.6 million), costs associated with a reduction in work force ($0.2 million) and other transaction costs ($2.2 million). The other transaction costs related primarily to inventory write-offs, expenses incurred to remove and return leased equipment and brokerage and professional fees. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining is expected to be utilized by March 2000 when the operating lease commitment ends.

     The following tables sets forth charges taken against the reserve during fiscal 1999 and restructuring expense and charges taken from the date the restructuring commenced through January 2, 2000.

                                        Balance                        Balance
                                       January 3,                    January 2,
                                         1999          Utilized         2000
                                        -------        --------      ----------
                                                   (In thousands)
Operating lease costs .........         $ 2,332         $(1,826)       $   506
Severance costs ...............              60             (60)            --
                                        -------         -------        -------
     Total ....................         $ 2,392         $(1,886)       $   506
                                        =======         =======        =======


                                           1997                        Balance
                                       Restructuring                  January 2,
                                          Expense      Utilized         2000
                                          -------      --------       ---------
                                                     (In thousands)
Operating lease costs ............        $ 3,615        $(3,109)     $   506
Severance costs ..................            207           (207)          --
Transaction and other costs ......          2,164         (2,164)          --
                                          -------        -------      -------
     Total .......................        $ 5,986        $(5,480)     $   506
                                          =======        =======      =======

     In November 1997, Cypress also borrowed $2.0 million from Maxim with interest accruing at 6% per annum. The note and interest are to be repaid at the earlier of: a majority sale of Cypress, the consummation of a public offering of Cypress common stock, or four years from the date of the note (November 2001). In addition, Cypress entered into a wafer purchase agreement with Maxim that allows Cypress to buy BiCMOS wafers from Maxim for a period of up to two years.

     On the closing date of the transaction, November 20, 1997, Maxim purchased Cypress six-inch wafer fabrication leasehold improvements and manufacturing equipment as well as certain five-inch wafer fabrication equipment, which Cypress owned or acquired through capital leases. The carrying values of the six-inch and five-inch fabrication assets were $14.25 million and $0.4 million, respectively. Proceeds of the sale of these assets to Maxim were $12.5 million to Cypress.

     The following table summarizes the disposition of the six-inch and five-inch fabrication assets held by Cypress through December 29, 1997.

                                                  Six-inch     Five-inch
                                                   Assets        Assets
                                                  --------     ---------
                                                      (In thousands)
  Carrying value of assets prior to
  recognition of impairment loss ...............    $29,500      $6,000

  Recognition of impairment ....................    (15,250)     (3,896)
  Sale of assets to Maxim ......................    (14,250)       (400)
  Addition asset impairment ....................         --        (551)
                                                   --------    --------
      Total assets..............................   $     --      $1,153
                                                   ========    ========

Substantially all the assets held at December 29, 1997 were sold prior to January 2, 2000.

Note 5: Equity and Debt Transactions

     During fiscal 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress could through March 2001 sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million dollars. The entire amount of this shelf registration statement has been used by the transactions described in this paragraph. On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year Convertible Subordinated Notes. The notes are due in the year 2005, with a coupon rate of 4.00% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7.2 million shares of common stock. Cypress received approximately $33.8 million in proceeds, net of issuance costs, from the sale of these shares. The remaining 2.5 million shares were sold by selling stockholders. Cypress did not receive any proceeds from the shares sold by the selling stockholders.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by full recourse. At January 2, 2000, loans receivable and accrued interest under this program totaled $8.2 million.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress's common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress's 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During fiscal 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 repurchase programs as well as repurchase programs prior to 1997.

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

Notes Payable

     During 1997, Cypress entered into an agreement to borrow $2.0 million from a third party with interest accruing at 6.0% per annum. The loan was repaid in April 1999. Also during 1997, Cypress issued promissory notes to three significant customers for $2.0 million, $1.4 million and $0.3 million, bearing interest at 6.0%, 10.0% and 7.5%, respectively and due in October 2000, August 2000 and July 1999, respectively. As of January 2, 2000, a total of $0.7 million was payable under the notes.

Line of Credit

     In 1997, Cypress established a revolving line of credit with a bank totaling up to $6.5 million. Cypress cancelled this line of credit in June 1999.

     In July 1996, Cypress established a three-year $100.0 million unsecured revolving credit facility with Bank of America National Trust and Savings Association as agent on behalf of certain banks. In 1998, Cypress cancelled this line of credit.

Note 6: Earnings (Loss) Per Share

     As required by SFAS 128, following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computation:


                                   1999                              1998                               1997
                       -----------------------------     -----------------------------    -----------------------------
                                            Per-Share                         Per-Share                       Per-Share
                        Income      Shares   Amount      Loss       Shares     Amount     Income     Shares     Amount
                        ------      ------   ------      ----       ------     ------     ------     ------     ------
                                                  (In thousands, except per-share amounts)
Basic EPS:
  Net income (loss)   $  91,054     104,703   $0.87   $(104,918)     101,944   $(1.03)  $   7,526     100,137   $0.08
                                              =====                            ======                           =====
Effects of dilutive
securities:
  Stock options ...          --       7,032                  --           --                   --       7,729
                      ---------     -------           ---------      -------        -   ---------     -------
Diluted EPS:
  Net income (loss)   $  91,054     111,735   $0.81   $(104,918)     101,944   $(1.03)  $   7,526     107,866   $0.07
                      =========     =======   =====   =========      =======   ======   =========     =======   =====

     At January 2, 2000, January 3, 1999 and December 29, 1997, options to purchase 47,000, 24,774,000 and 5,696,000 shares, respectively, of common stock were outstanding, but were excluded in the computation of diluted EPS as their effect was anti-dilutive. Convertible debentures outstanding at January 2, 2000, January 3, 1999 and December 29, 1997 convertible to 6,772,000, 6,772,000 and 7,408,000 shares, respectively, of common stock were also excluded from diluted EPS as their effect was anti-dilutive.

Note 7: Common Stock Option and Other Employee Benefit Plans

1999 and 1994 Stock Option Plans

     In 1999, Cypress adopted the 1999 Stock Option Plan ("The Plan"). Under the terms of the Plan, options may be granted to qualified employees of acquired companies and consultants of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted, under the Plan, is typically equal to the fair market value of the common stock at the date of grant.

     In 1994, Cypress adopted the 1994 Stock Option Plan, which replaced Cypress's 1985 Incentive Stock Option Plan and the 1988 Directors' Stock Option Plan (the "Terminated Plans") with respect to future option grants. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding twenty years from the date of grant. The option price for shares granted, under the 1994 Stock Option Plan, is typically equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan includes shares that remained available under the Terminated Plans and provides for an annual increase in shares available for issuance pursuant to non-statutory stock options equal to 4.5% of Cypress's outstanding common stock at the end of each fiscal year.

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

     The following table summarizes Cypress's stock option activity and related weighted average exercise price for each category for the years ended January 2, 2000, January 3, 1999 and December 29, 1997. The weighted average exercise price for each category presented is also shown in the table below.

Shares Under the 1994 and 1999 Stock Option Plan


                                                            1999                  1998                1997
                                                      -----------------     ----------------    ----------------
                                                       Shares     Price     Shares     Price    Shares     Price
                                                       ------     -----     ------     -----    ------     -----
                                                                 (In thousands except per-share amounts)
Options outstanding, beginning of year..............    26,515    $ 8.29    23,923    $ 9.27    22,172    $ 8.54
Options cancelled ..................................    (2,011)     9.99   (13,862)    11.24    (1,903)     8.83
Options granted ....................................     8,626     17.48    17,593      9.12     6,618     10.73
Options exercised ..................................    (7,766)     7.62    (1,139)     5.30    (2,964)     7.18
                                                        ------             -------              ------
Options outstanding, end of year ...................    25,364     11.48    26,515      8.32    23,923      9.27
                                                       =======    ======   =======    ======   =======    ======
Options exercisable at January 2, 2000 .............     9,574    $ 8.57
                                                       =======    ======


     All options were granted at an exercise price equal to the market value of Cypress's stock at the date of grant. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in 1999, 1998 and 1997 was $8.98, $3.61 and $5.06 per option, respectively. The estimated grant date fair value is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Cypress's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for Cypress's stock option awards:

                                        1999       1998       1997
                                        ----       ----       ----
             Expected life .........   7 years   7 years   6 years
             Risk-free interest rate     5.76%     5.41%     6.63%
             Volatility ............    .5668     .5467     .5529
             Dividend yield ........     0.00%     0.00%     0.00%

     Significant option groups outstanding as of January 2, 2000 and the related weighted average exercise price and contractual life information, are as follows:

                               Outstanding         Exercisable
   Options with exercise   ------------------    ---------------      Remaining
     prices range from     Shares      Price     Shares    Price    Life (years)
     -----------------     ------      -----     ------    -----    ------------
                                      (In thousands except per-share amounts)
 $ 1.00-- $ 8.25..........  4,239     $ 4.45    2,600     $ 4.40      5.57
 $ 8.26-- $ 9.00..........  4,277     $ 8.51    1,769     $ 8.50      7.64
 $ 9.01-- $ 9.74..........  1,610     $ 9.39      315     $ 9.28      7.89
 $ 9.75-- $ 9.75..........  5,748     $ 9.75    3,344     $ 9.75      6.73
 $ 9.76-- $17.50..........  4,345     $11.94    1,327     $11.63      7.22
 $17.51-- $29.25..........  5,145     $21.95      219     $21.21      9.72


Employee Qualified Stock Purchase Plan

     In 1986, Cypress approved an Employee Qualified Stock Purchase Plan ("ESPP"), which allows eligible employees of Cypress and its subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as the employee's enrollment price multiplied by the number of purchased shares). Of the 11,373,000 shares authorized under the ESPP, 7,320,000 shares were issued through 1999 including 953,000, 890,000 and 541,000 shares in 1999, 1998, and
1997, respectively.

    Compensation costs (included in pro forma net income and net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

                                      1999        1998         1997
                                      ----        ----         ----
     Expected life.............     6 months    6 months     6 months
     Risk-free interest rate...        5.94%      5.94%       5.80%
     Volatility................       .5773      .5773       .5861
     Dividend yield............        0.00%      0.00%       0.00%

     The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase stock under the ESPP granted in 1999, 1998 and 1997 were $7.50, $2.56 and $5.49 per share, respectively.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

     If Cypress had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1994 Stock Option Plan, its 1999 Stock Option Plan and its Employee Stock Purchase Plan, Cypress's pro forma net income (loss) and earnings per share for the years ended January 2, 2000, January 3, 1999 and December 29, 1997 would have been as follows:

                                           1999           1998          1997
                                           ----           ----          ----
                                       (In thousands, except per-share amounts)
Pro forma net income (loss):
  Basic ..............................  $    58,849  $  (135,907)   $   (17,545)
  Diluted ............................  $    58,849  $  (135,907)   $   (17,545)
Pro forma net income (loss) per share:
  Basic ..............................  $      0.56  $     (1.34)   $     (0.18)
  Diluted ............................  $      0.53  $     (1.34)   $     (0.18)

     The pro forma effect on net income (loss) and net income (loss) per share for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in the future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995.

Deferred Compensation

     Cypress recorded a provision for deferred compensation of approximately $1,638,000 for the difference between the grant or issuance price and the deemed fair value for financial reporting purposes of certain Cypress common stock options granted or common stock issued in fiscal year ended January 3, 1999. These amounts are being amortized over the vesting period of the individual stock options or stock, generally a period of four to five years. The deferred compensation expense provision was reduced by approximately $263,000 in fiscal 1997, representing an unvested portion of deferred compensation expense for wafer fabrication employees terminated in fiscal 1998 upon the sale to Maxim. Deferred compensation expense, which was recognized, totaled approximately $668,000, $653,000 and $191,000 in fiscal years 1999, 1998 and 1997, respectively.

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

     Under the New Product Bonus Plan, which started in 1997, all qualified employees are provided bonus payments based on Cypress attaining certain levels of new product revenue, plus attaining certain levels of profitability. In 1999, 1998 and 1997, $6.9 million, $0.7 million and $0.5 million, respectively were charged to operations in connection with the New Product Bonus Plan.

     In 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Cypress and individual performance targets. In 1999 and 1998, $4.9 and $4.1 million, respectively, were charged to operations in connection with this Plan. In 1997, there were no charges to operations in connection with this Plan. Employees eligible under the Key Employee Bonus Plan can elect to participate in the Deferred Compensation Plan, which allows eligible employees to defer their salary, bonus and other related payments. Costs incurred by Cypress for the Deferred Compensation Plan during fiscal years 1999, 1998 and 1997 were insignificant.

Note 8: Income Taxes

     The components of the provision for income taxes are summarized below. Income before taxes is principally attributed to domestic operations.

Components of the Provision for Income Taxes


                                         January 2,     January 3,  December 29,
                                            2000          1999          1997
                                          ---------    ---------    ---------
                                                     (In thousands)
Income (loss) before provision
  for taxes ..........................  $  95,871     $(118,441)    $  13,139
                                        ---------     ---------     ---------
Current tax expense:
  U.S. Federal .......................     13,913     $ (13,237)    $ (10,483)
  State and local ....................        115            --         1,418
  Foreign ............................        760           511           500
                                        ---------     ---------     ---------
     Total current ...................     14,788       (12,726)       (8,565)
                                        ---------     ---------     ---------
Deferred tax expense (benefit):
  U.S. Federal .......................     (9,971)       (4,210)       16,033
  State and local ....................         --         3,413        (1,855)
                                        ---------     ---------     ---------
     Total deferred ..................     (9,971)         (797)       14,178
                                        ---------     ---------     ---------
          Total ......................  $   4,817     $ (13,523)    $   5,613
                                        =========     =========     =========

     The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income before taxes as shown below.

Tax Provision Difference

                                                            January 2,    January 3,   December 29,
                                                              2000           1999         1997
                                                            ----------    ----------   ------------
                                                                     (In thousands)
Statutory rate ..........................................         35%          35%          35%
Tax at U.S. statutory rate ..............................   $ 33,554     $(41,454)    $  4,599
Foreign earnings ........................................    (11,442)      (4,153)      (1,151)
State income taxes, net of federal benefit ..............        114        3,413          922
Tax credits .............................................     (9,568)      (3,700)      (2,274)
Net Foreign Sales Corporation (FSC) benefit .............       (265)          --          (78)
Benefit of tax free investments .........................        (80)        (350)        (482)
Current year loss with no benefit .......................         --       18,498        3,812
Utilization of net operating loss .......................     (8,968)      (1,740)          --
Future benefits not recognized ..........................         --       15,900           --
Acquisition costs .......................................      4,324           --           --
Income of acquired companies previously taxed ...........     (2,611)          --           --
Other, net ..............................................       (241)        (805)         265
F/S discrepancy .........................................         --          868           --
                                                            --------     --------     --------
  Total .................................................   $  4,817     $(13,523)    $  5,613
                                                            ========     ========     ========


     The components of the net deferred tax assets at January 2, 2000 and January 3, 1999, under SFAS 109 were as follows:

                                                                     January 2,   January 3,
                                                                        2000         1999
                                                                     ---------    ---------
                                                                            (In thousands)
Deferred tax assets:
  Deferred income on sales to distributors .......................   $  16,185    $  11,024
  Inventory reserves and basis differences .......................       7,136       15,928
  Restructuring and legal reserves ...............................      22,804        2,161
  Asset valuation and other reserves .............................      10,562       26,564
  State tax, net of federal tax ..................................         (48)         420
  Research and development tax credits ...........................      25,702        9,204
  Net operating loss .............................................       4,839       41,330
  Intangibles arising from acquisitions ..........................      12,093           --
  Other, net .....................................................       5,931        1,942
                                                                     ---------    ---------
     Total deferred tax assets ...................................     105,204      108,573
                                                                     ---------    ---------
Deferred tax liabilities:
  Excess of tax over book depreciation ...........................     (43,900)     (39,856)
  Intangibles arising from acquisitions ..........................     (12,093)          --
  Other, net .....................................................        (107)      (1,209)
                                                                     ---------    ---------
     Total deferred tax liabilities ..............................     (56,100)     (41,065)
                                                                     ---------    ---------
Net deferred tax asset ...........................................      49,104    $  67,508
Valuation allowance ..............................................     (39,133)     (67,508)
                                                                     ---------    ---------
Net deferred tax assets (liabilities) after valuation
  allowance ......................................................   $   9,971    $      --
                                                                     =========    =========

     A $13.8 million tax benefits associated with disqualifying dispositions of stock options and employee stock purchase plan shares was realized in 1999. There were no tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares realized in 1998.

     During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination is expected to continue through May 2000. Management believes that no material adjustments will ultimately result from this examination.

     Other current assets include current deferred tax assets of $10.0 million at January 2, 2000. Other assets include deferred tax assets of $9.8 million at January 2, 2000. There were no deferred tax assets as of January 3, 1999.

Note 9: Commitments and Contingencies

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

     In 1994 and 1995, Cypress entered into three operating lease agreements with respect to its office and manufacturing facilities, in San Jose and Minnesota, respectively. In April 1996, Cypress entered into an additional lease agreement related to two office facilities in San Jose. These agreements require quarterly payments that vary based on the London Interbank Offering Rate ("LIBOR"), plus a spread. All leases provide Cypress with the option of either acquiring the property at its original cost or arranging for the property to be acquired at the end of the respective lease terms. Cypress is contingently liable under certain first-loss clauses for up to $52.7 million at January 3, 1999. First loss clauses state that Cypress is potentially liable for any decline in the value of the property up to a specified percentage. The purchase option then permits Cypress to acquire the property at the lower value. Based on management's estimate of the fair value of the properties, no liability was required to be recorded at January 2, 2000, January 3, 1999 or December 29, 1997. Furthermore, Cypress is required to maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. As of January 2, 2000, the amount of restricted investments recorded was $61.2 million, which is in compliance with these agreements. These restricted cash or investments are classified as non-current on the balance sheet.

     The aggregate annual rental commitments under non-cancelable operating leases as of January 2, 2000 are as follows:

                           Fiscal Year (In thousands)
                         2000 ..............   $23,892
                         2001 ..............    11,168
                         2002 ..............     8,333
                         2003 ..............     8,093
                         2004 ..............     4,730
                         2005 and thereafter        --
                                               -------
                           Total ...........   $56,216
                                               =======

     Rental expense was approximately $18.0 million in 1999, $21.9 million in 1998 and $17.2 million in 1997.

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

     During 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI then withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the remaining two patents went to trial in October 1999. The jury ruled in favor of Cypress, finding that none of the patent claims was infringed by Cypress and that each asserted claim was invalid due to physical impossibility (i.e., the patents require a step that is physically impossible to perform) and prior art (i.e., assuming it is possible to perform the impossible step, the prior art would have also performed it). EMI may file an appeal, although no such appeal has been filed as of February 25, 2000. Should EMI appeal the decision of the Federal Court, Cypress intends to defend itself vigorously. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

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

     In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"). In this action, Cypress asked for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the final outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

     On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California ("Superior Court") in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court's finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by Cypress's officers. On May 4, 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. Cypress is appealing the decision. However, the results of litigation are unpredictable. Cypress believes that this action, regardless of its outcome, will have little, if any effect on Cypress's consolidated financial position or results of operations.

Purchase Commitments

     At January 2, 2000, Cypress had purchase commitments aggregating $192.0 million, principally for manufacturing equipment and facilities. These commitments relate to purchases to be made in 2000 and beyond. Commitments for 2000 purchases will be funded through a combination of cash resources, retirement of investments and the $283.0 million 4.0% Convertible Subordinated Notes (See Note 12).

Note 10: Related Parties

     Between 1992 and 1995, Cypress made cost-basis investments in QuickLogic Corporation ("QuickLogic") Series D and Series E preferred stock. In June 1996, Cypress received $4.5 million from QuickLogic, the original intent of which was to obtain a minority interest in CTI and to secure guaranteed fab capacity. Cypress classified the $4.5 million as other long-term liabilities in 1996, awaiting final negotiation of the terms and transaction approval from Altera, an existing minority interest shareholder. In March 1997, Cypress signed a definitive agreement with QuickLogic Corporation involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array ("FPGA") products and the execution of a new foundry agreement. Under the new agreement, Cypress ceased development, marketing and selling of antifuse-based FPGA products. In return, QuickLogic paid $4.5 million, which represented $3.5 million of NRE revenue related to the sale of technology rights and $1.0 million of compensation for inventory and other assets, and issued shares of QuickLogic common stock that increased Cypress's equity position in the privately-held QuickLogic to greater than 20%. Cypress also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. Revenues and net income contributed by the FPGA product line during 1997 and was not significant.

     In the first quarter of 1998, due to QuickLogic's history of recording losses, Cypress determined that its investment in QuickLogic had declined in value and the decline in value was not temporary. Accordingly, Cypress wrote-off its investment in QuickLogic to reflect this decline. During the second half of 1998 and throughout 1999, due to the resurgence in the semiconductor industry, QuickLogic began recording profits. In October 1999, QuickLogic announced its initial public offering. Cypress sold its investment in QuickLogic in October 1999 and as a result, recorded a $36.2 million gain.

     Cypress recorded sales to QuickLogic of $7.1 million, $2.3 million and $11.7 million in 1999, 1998 and 1997, respectively. At fiscal year-ends 1999 and 1998, Cypress had a receivable due from QuickLogic of $0.9 and $0.6 million, respectively.

     During 1990, Cypress made a cost-basis investment of $1.0 million in Vitesse Semiconductor stock. Cypress sold its remaining investment in February 1997 and recorded a gain of $3.8 million in other income.

Note 11: Segment Information

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

     Cypress's reportable segments are strategic business units that offer different products. Products that fall under the two segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized more as a commodity, which is depicted by high unit sales volume and lower gross margins. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress's technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users but the product is used specifically for the storage and retrieval of information. In contrast to Memory Products, unit sales of non-Memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for

Non-memory Products are manufactured at Cypress's less technologically advanced six-inch Fab located in Texas (Fab 2). Products in the Non-memory segment perform non-memory functions such as floating-point mathematics, store fixed data that is not to be altered during normal machine operations and data transfer and routing functions of signals throughout a computer system.

     The tables below set forth information about the reportable segments for fiscal years 1999, 1998 and 1997. Cypress does not allocate income taxes or non-recurring items to segments. In addition, segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

                                             1999           1998          1997
                                            --------      --------      --------
                                                      (In thousands)
Memory ...............................      $269,686      $195,929      $226,566
Non-memory ...........................       435,801       358,962       371,919
                                            --------      --------      --------
  Total consolidated revenues ........      $705,487      $554,891      $598,485
                                            ========      ========      ========

Business Segment Profit (Loss)


                                             1999           1998           1997
                                           ---------      ---------    ---------
                                                         (In thousands)
Memory ...............................    $ (21,691)    $ (94,781)    $ (35,742)
Non-memory ...........................      108,326        34,997        54,132
Restructuring and other
  non-recurring (costs) benefits .....      (33,812)      (60,737)       (9,882)
Interest income and other ............       52,665        13,356        13,092
Interest expense .....................       (9,617)      (11,276)       (8,461)
                                          ---------     ---------     ---------
Income (loss) before provision
  for income taxes ...................    $  95,871     $(118,441)    $  13,139
                                          =========     =========     =========

Business Segment Depreciation

     Depreciation by segment for the respective years was:

                                                1999         1998         1997
                                              --------     --------     --------
                                                      (In thousands)
Memory ..................................     $ 66,164     $ 86,905     $ 77,420
Non-memory ..............................       41,259       27,693       36,593
                                              --------     --------     --------
  Total consolidated depreciation .......     $107,423     $114,598     $114,013
                                              ========     ========     ========

Geographic Area

     Revenues are attributed to countries based on the customer location. Revenues by geographic locations were:

                                                    1999       1998         1997
                                                  --------   --------   --------
                                                      (In thousands)
United States .................................   $345,185   $307,938   $363,709
Europe ........................................    130,484     91,544     99,051
Japan .........................................     67,603     51,902     53,701
Other foreign countries .......................    162,215    103,507     82,024
                                                  --------   --------   --------
  Total revenues ..............................   $705,487   $554,891   $598,485
                                                  ========   ========   ========

     Assets by geographic locations were:

                                            1999           1998           1997
                                          --------       --------       --------
                                                     (In thousands)
United States .....................       $275,553       $276,770       $373,273
Philippines .......................         77,426         69,996         67,629
Other foreign countries ...........          4,204          2,170          2,877
                                          --------       --------       --------
  Total assets ....................       $357,183       $348,936       $443,779
                                          ========       ========       ========

Note 12: Subsequent Events

     On March 2, 2000,  Cypress  completed  the  merger  with  Galvantech,  Inc.
("Galvantech"), which will be accounted for as a pooling of interests. The agreement provides for Cypress to issue up to 3.6 million shares in exchange for all outstanding stock and options of Galvantech. The fiscal years of Cypress and Galvantech were different and Galvantech has changed its fiscal periods to coincide with that of Cypress. Galvantech specializes in niche, ultra-high performance memories for data communications applications.

     On January 31, 2000, Cypress filed a universal shelf registration statement with the Securities and Exchange Commission (SEC). The registration statement, when effective, will allow Cypress to market and sell up to $400.0 million of its securities. The shelf registration statement will allow Cypress flexibility to raise funds from the offering of debt securities, common stock, or a combination thereof, subject to market conditions and Cypress's capital needs.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cypress Semiconductor Corporation.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
January 26, 2000,
except as to Note 12 which is as of March 2, 2000

                            Quarterly Financial Data
                      (In thousands, except per share data)

                                                Three Months Ended

                             Jan. 2,          Oct 3,         July 4,          Apr. 4,
                              2000            1999            1999            1999
                         -------------   -------------   -------------   -------------
Revenues .............   $     207,876   $     184,497   $     161,523   $     151,591
                         =============   =============   =============   =============
Gross Profit .........   $     101,798   $      85,969   $      71,293   $      62,788
                         =============   =============   =============   =============
Net income ...........   $      47,473   $      26,417   $       8,480   $       8,684
                         =============   =============   =============   =============

Net income per share:
Basic ................   $        0.43   $        0.25   $        0.08   $        0.09
                         =============   =============   =============   =============
Diluted ..............   $        0.39   $        0.23   $        0.08   $        0.09
                         =============   =============   =============   =============


                                                Three Months Ended

                             Jan. 3,        Sept. 28,       June 29,       Mar. 30,
                              1999            1998            1998           1998
                         -------------   -------------   -------------   -------------
Revenues .............   $     145,570   $     143,791   $     133,376   $     132,154
                         =============   =============   =============   =============
Gross Profit .........   $      49,948   $      47,213   $      41,629   $       6,993
                         =============   =============   =============   =============
Net income (loss) ....   $      (1,751)  $       1,649   $      (9,221)  $     (95,595)
                         =============   =============   =============   =============

Net income (loss) per share:
Basic ................   $       (0.02)  $        0.02   $       (0.09)  $       (0.92)
                         =============   =============   =============   =============

Diluted ..............   $       (0.02)  $        0.02   $       (0.09)  $       (0.92)
                         =============   =============   =============   =============

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections entitled "Proposal One-Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended January 2, 2000, except that the information required by this item concerning the executive officers of Cypress is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to our Proxy Statement.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all
Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by us, we believe that, during the fiscal year ended January 2, 2000, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were satisfied.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

                                                                            PAGE
                                                                            ----
(1)  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at January 2, 2000 and January 3, 1999....   28
     Consolidated Statements of Operations for the three years
       ended January 2, 2000 ..............................................   29
     Consolidated Statements of Stockholders' Equity for the three years
       ended January 2, 2000...............................................   30
     Consolidated Statements of Cash Flows for the three years ended
       January 2, 2000.....................................................   31
     Notes to Consolidated Financial Statements............................   32
     Report of Independent Accountants.....................................   51

(2)  FINANCIAL STATEMENT SCHEDULE

     Schedule II-Valuation and qualifying accounts and reserves............   58


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------------     -------------------------------------------------------------------------------------------------
2.1  (1)          Amendment and Plan of Reorganization by and among Cypress Semiconductor Corporation, CY Acquisition
                  Corporation and IC WORKS.

2.2  (2)          Amendment and Plan of Reorganization by and among Cypress Semiconductor Corporation, CE Acquisition
                  Corporation and Galvantech, Inc.

3.1  (3)          Restated Certificate of Incorporation, as amended.

3.2  *            Certificate of Amendment dated May 13, 1992 to Restated Certificate of Incorporation.

3.3  *            Certificate of Amendment dated October 23, 1995 to Restated Certificate of Incorporation, as amended.

3.4  (3)          Bylaws, as amended.

4.1  (4)          Lease dated April 12, 1996 between Cypress Semiconductor Corporation and BNP Leasing Corporation.

4.2  (5)          Subordinated Indenture relating to our 6.0% convertible subordinated notes due 2002, and dated as of
                  September 15, 1997, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of
                  California, N.A., as Trustee, including the form of note.

4.3  (6)          Subordinated Indenture relating to our 4.0% convertible subordinated notes due 2005, and dated as of
                  January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of
                  California, N.A., as Trustee, including the form of note.

4.4  *            Supplemental Trust Indenture relating to our 4.0% convertible subordinated notes due 2005, and dated a of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of
                  California, N.A., as Trustee, including the form of note.

10.1 (3) (7)      Form of Indemnification Agreement.

10.2 (7)  *       Cypress Semiconductor Corporation 1994 Stock Option Plan.

10.3 (7) (8)      Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, as amended.

10.4 (7) (9)      Consulting Agreement between Fred Bialek and Cypress Semiconductor Corporation.

10.5 (7)  *       Cypress Semiconductor Corporation 1999 Key Employee Bonus Plan
                  Agreement.

10.6 (7) (10)     Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan

21.1  *           Subsidiaries of Cypress Semiconductor Corporation.

23.1  *           Consent of Independent Accountants.

24.1  *           Power of Attorney (see page 57).

27.1  *           Financial Data Schedule.


----------

(1) Previously filed as an exhibit to our current report on Form 8-K dated February 12, 1999.

(2) Previously filed as an exhibit to our current report on Form 8-K, dated January 18, 2000.

(3) Previously filed as an exhibit to our registration statement on Form S-1 which was declared effective on March 4, 1987 (SEC file number 33-12153).

(4) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 30, 1996.

(5) Previously filed as an exhibit to our registration statement on Form S-3 dated December 19, 1997 (SEC file number 333-42829).

(6) Previously filed as an exhibit to our registration statement on Form S-3/A, dated March 24, 1999 (SEC file number 333-67203).

(7)  Management compensatory plan, contract or arrangement.

(8) Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998 (SEC file number 333-68703).

(9) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.

(10) Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999 (SEC file number 333-76665).

*    Filed as an exhibit to this annual report.

(b)  Reports on Form 8-K:

     1. On December 8, 1999 we filed a report on Form 8-K,  which reported under
Item 5, that pursuant to our acquisition of IC WORKS, Incorporated, we had changed the fiscal year of IC WORKS, Incorporated to correspond to our fiscal year. Pursuant to Item 7, we attached the financial statements of IC WORKS, Incorporated, reflecting the resultant changes.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 8th day of March 2000.

                                        CYPRESS SEMICONDUCTOR CORPORATION

                                    By: /s/ Emmanuel Hernandez
                                    --------------------------------------------
                                        Emmanuel Hernandez,
                                        Chief Financial Officer, Vice President,
                                        Finance and Administration

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         SIGNATURE                         TITLE                       DATE
---------------------------     -----------------------------      -------------
/s/ T.J. Rodgers                President, Chief Executive
---------------------------     Officer and Director               March 7, 2000
         T. J. Rodgers          (Principal Executive Officer)

/s/ Emmanuel Hernandez          Chief Financial Officer
---------------------------     Vice President, Finance and        March 7, 2000
         Emmanuel Hernandez     Administration (Principal
                                Financial and Accounting
                                Officer)
/s/ Eric Benhamou
---------------------------     Chairman of the Board of           March 7, 2000
         Eric Benhamou          Directors

/s/ Fred B. Bialek
---------------------------     Director                           March 7, 2000
         Fred B. Bialek

/s/ John C. Lewis
---------------------------     Director                           March 7, 2000
         John C. Lewis

/s/ Al Shugart
---------------------------     Director                           March 7, 2000
         Al Shugart

                                                                     SCHEDULE II

                        CYPRESS SEMICONDUCTOR CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                             Charged to       Charged to
                                              Beginning        Costs            Other                            Ending
Description                                    Balance      and Expenses       Accounts        Deductions        Balance
-----------                                  -----------     ----------       -----------     -----------      -----------
1997
Allowance for sales returns and doubtful
accounts ...............................     $ 4,742,000     $         --     $   502,000     $(1,134,000)     $ 4,110,000

1998
Allowance for sales returns and doubtful
accounts ...............................     $ 4,110,000     $         --     $ 1,917,000     $(2,977,000)     $ 3,050,000

1999
Allowance for sales returns and doubtful
accounts ...............................     $ 3,050,000     $         --     $        --     $   (66,000)     $ 2,984,000