Form 10-Q
period 2000-04-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2000-05-18
CIK 791915

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                   ----------

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



                                   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The total number of shares of the registrant's common stock outstanding as of April 30, 2000, was 119,460,000.



================================================================================

                        CYPRESS SEMICONDUCTOR CORPORATION


Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Balance Sheets ......................    1
               Condensed Consolidated Statements of Operations ............    3
               Condensed Consolidated Statements of Cash Flows ............    4
               Notes to Condensed Consolidated Financial Statements .......    5

     Item 2. Management's Discussion and Analysis of Financial Condition ..   16
     Item 3. Quantitative and Qualitative Disclosure About Market Risk ....   28



Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   29
     Item 6. Exhibits and Reports on Form 8-K .............................   29
     Signatures ...........................................................   30

                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                       April 2,     January 2,
                                                                         2000         2000
                                                                      ----------   ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents .......................................   $  307,420   $  158,767
  Short-term investments ..........................................      209,679      121,859
                                                                      ----------   ----------
  Total cash, cash equivalents and short-term investments .........      517,099      280,626
  Accounts receivable, net of allowances of $4,454 at April 2, 2000
    and $3,471 at January 2, 2000 .................................      136,508      104,143
  Inventories, net ................................................       94,551       98,786
  Other current assets ............................................       76,213       77,993

                                                                      ----------   ----------
          Total current assets ....................................      824,371      561,548
Property, plant and equipment, net ................................      394,197      357,936
Long-term investments .............................................      184,208      111,324
Restricted investments ............................................       61,252       61,198
Other assets ......................................................       57,620       54,237
                                                                      ----------   ----------
              Total assets ........................................   $1,521,648   $1,146,243
                                                                      ==========   ==========


         The accompanying notes form an integral part of these condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                            April 2,       January 2,
                                                                              2000            2000
                                                                           -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................   $    90,337    $   103,549
  Accrued liabilities ..................................................        65,412         55,735
  Deferred income on sales to distributors .............................        26,210         20,760
  Income taxes payable .................................................        33,668         20,311
                                                                           -----------    -----------

      Total current liabilities ........................................       215,627        200,355
  Convertible subordinated notes .......................................       443,000        160,000
  Deferred income tax ..................................................        56,100         56,100
  Other long-term liabilities ..........................................        10,191         10,384

                                                                           -----------    -----------
      Total liabilities ................................................       724,918        426,839
                                                                           -----------    -----------

Commitments and Contingencies (Note 13)

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized;
    none issued and outstanding ........................................          --             --
  Common stock, $0.01 par value, 250,000 shares authorized;
    121,625 and 118,566 issued; 116,645 and 113,586
    outstanding at April 2, 2000 and January 2, 2000 ...................         1,216          1,155
  Additional paid-in capital ...........................................       578,467        555,925
  Notes receivable from stockholders ...................................        (6,583)        (8,186)
  Retained earnings ....................................................       296,354        243,234
                                                                           -----------    -----------
                                                                               869,454        792,128
  Less shares of common stock held in treasury at cost:
    4,980 shares at April 2, 2000 and January 2, 2000 ..................       (72,724)       (72,724)
                                                                           -----------    -----------
      Total stockholders' equity .......................................       796,730        719,404
                                                                           -----------    -----------
          Total liabilities and stockholders' equity ...................   $ 1,521,648    $ 1,146,243
                                                                           ===========    ===========


         The accompanying notes form an integral part of these condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                       -------------------------
                                                        April 2,       April 4,
                                                         2000            1999
                                                       ---------      ---------

Revenues .........................................     $ 264,241      $ 159,124
                                                       ---------      ---------
Costs and expenses:
  Cost of revenues ...............................       130,777         93,298
  Research and development .......................        38,017         31,951
  Selling, general and administrative ............        33,103         24,539
  Acquisition and merger costs ...................         4,090          3,742
  Restructuring credits ..........................            --         (3,710)

                                                       ---------      ---------
      Total operating costs and expenses .........       205,987        149,820
                                                       ---------      ---------

Operating income .................................        58,254          9,304
Interest expense .................................        (4,551)        (2,323)
Interest income and other ........................        14,400          3,280
                                                       ---------      ---------
Income before income taxes .......................        68,103         10,261
Provision for income taxes .......................        14,983            986
                                                       ---------      ---------
Net income .......................................     $  53,120      $   9,275
                                                       =========      =========
Net income per share:
  Basic ..........................................     $    0.46      $    0.09
  Diluted ........................................     $    0.41      $    0.09

Shares used in per share calculations:
  Basic ..........................................       115,317        100,353
  Diluted ........................................       138,080        104,167


         The accompanying notes form an integral part of these condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                              ----------------------
                                                                               April 2,     April 4,
                                                                                2000          1999
                                                                              ---------    ---------
Cash flow from operating activities:
  Net income ..............................................................   $  53,120    $   9,275

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization .........................................      29,859       27,452
    Loss on sales of property, plant and equipment ........................         380           --
    Gain on sale of FCT product line ......................................      (5,000)          --
    Restructuring reversals ...............................................          --       (3,710)
    Amortization of debt issuance costs ...................................         664          266

Changes in operating assets and liabilities:

  Accounts receivable .....................................................     (32,365)     (13,407)
  Inventories .............................................................       3,081       (5,102)
  Other assets ............................................................       3,164         (810)
  Accounts payable and accrued liabilities ................................      (4,881)       5,702
  Deferred income .........................................................       5,450          822
  Income taxes payable ....................................................      13,357          560
                                                                              ---------    ---------

      Net cash flow generated from operating activities ...................      66,829       21,048
                                                                              ---------    ---------
Cash flow from investing activities:

  Purchase of investments .................................................    (176,862)     (22,898)
  Sale or maturities of investments .......................................      16,158       13,731
  Acquisition of property, plant and equipment ............................     (64,232)     (12,299)
  Proceeds from sale of FCT product line ..................................       7,500           --
  Proceeds from the sale of equipment .....................................         295        6,823
                                                                              ---------    ---------

      Net cash flow used for investing activities .........................    (217,141)     (14,643)
                                                                              ---------    ---------
Cash flow from financing activities:

  Issuance of convertible subordinated notes, net of issuance costs .......     275,218           --
  Issuance of common shares ...............................................      22,337           --
  Re-issuance of treasury shares ..........................................          --       45,023
  Repayment of stockholders' notes ........................................       1,603           --
  Issuance of notes to employees ..........................................          --       (7,892)
  Other long-term liabilities .............................................        (193)      (2,399)
                                                                              ---------    ---------
      Net cash flow generated by financing activities .....................     298,965       34,732
                                                                              ---------    ---------
      Net change in cash during the quarter ended
         March 31, 1999 for merger ........................................          --         (591)

Net increase in cash and cash equivalents .................................     148,653       40,546

Cash and cash equivalents, beginning of year ..............................     158,767      151,113
                                                                              ---------    ---------

Cash and cash equivalents, end of quarter .................................   $ 307,420    $ 191,659
                                                                              =========    =========


         The accompanying notes form an integral part of these condensed consolidated financial statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended April 2, 2000
                                   (Unaudited)


Note 1 -- Interim Statements

In the opinion of management of Cypress Semiconductor Corporation ("Cypress"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Cypress believes that the disclosures are adequate to make the information not misleading. However, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended January 2, 2000 included in Cypress's 1999 Annual Report on Form 10-K and Cypress's Current Report on Form 8-K dated March 9, 2000.

Beginning with its 1998 fiscal year-end, Cypress ended its fiscal months, quarters and years on Sundays. For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three-month period ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 -- Merger with Galvantech Incorporated

On March 2, 2000, Cypress completed a merger with Galvantech, Inc. and its subsidiaries ("Galvantech"), which was accounted for as a pooling of interests. These condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and Galvantech were different, and Galvantech has changed its fiscal periods to coincide with that of Cypress. Cypress's consolidated balance sheets as of April 2, 2000 and January 2, 2000 have been combined with Galvantech's consolidated balance sheets as of April 2, 2000 and December 31, 1999 respectively. For the purpose of the condensed consolidated statements of operations for the periods ended April 2, 2000 and April 4, 1999, Cypress's condensed consolidated statements of operations have been combined with Galvantech's condensed consolidated statements of operations for the three month periods ended April 2, 2000 and March 31,1999 respectively. As a result of combining Cypress's and Galvantech's financial statements for the fiscal years ended January 2, 2000 and January 3, 1999, the results of operations of Galvantech for the quarter ended March 31, 1999 were included in the supplementary consolidated statements of operations of both 1998 and 1999. Therefore, the balance sheet and cash and cash equivalents for the quarter ended December 31, 1998 and March 31, 1999 are the same.

The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the three month period ended April 4, 1999 are presented below.

Three months ended April 4, 1999:

                                  Cypress      Galvantech       Total
                                  -------      ----------       -----
                                             (In thousands)
          Total revenue ....      $151,591      $  7,533      $159,124
          Net income .......      $  8,684      $    591      $  9,275

During the quarter ended April 2, 2000, Cypress recorded merger-related costs of $1.8 million related to the acquisition of Galvantech. These charges, which consist primarily of legal, accounting and investment banking fees, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

Note 3 -- Sale of FCT Business

On February 25, 2000, Cypress sold its FCT business including inventories, product software, all technical data, and a license for the related intellectual property. Total proceeds from the sale were $7.5 million; a gain of $5.0 million was recorded. In conjunction with this sale, we entered into a supply agreement for the related inventories. Inventories of $1.2 million were supplied under the agreement in Q1 2000. We expect to complete our obligations under the supply agreement during the third quarter of our fiscal year 2000. Revenues from FCT products were approximately 1% of our 1999 revenues.

Note 4 -- Acquisition from Altera

On October 5, 1999, Cypress announced that it signed a definitive agreement with Altera Corporation ("Altera") to acquire Altera's MAX 5000 Programmable Logic
Device  ("PLD")  product  line  and  its  equity  interest  in  Cypress's  wafer fabrication facility in Round Rock, Texas ("Fab II") for approximately $13.0 million. The acquisition was accounted for as a purchase. In 1988, Altera licensed its MAX 5000 family of products to Cypress in consideration of manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock wafer fabrication facility. By acquiring Altera's equity interest in October 1999, Fab II is now 100% owned by Cypress.

Note 5 -- Acquisition of Arcus Technology Companies

On June 30, 1999, Cypress acquired all of the outstanding capital stock of Arcus Technology (USA), Inc. and the assets of Arcus Technology (India) Limited (referred to as "Arcus" on a combined basis). Arcus specializes in new data communications arenas including dense wave multiplexing (which allows multiple signals to be transmitted over a single fiber optic cable) and "IP over SONET" (the technology needed to code and decode internet traffic to send it over the telephone system). The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's condensed consolidated balance sheet as of June 30, 1999, the effective date of the purchase. The results of operations from June 30, 1999 through Cypress's quarter ended July 4, 1999 were not significant and were therefore excluded from that quarter's reported results. There are no significant differences between the accounting policies of Cypress and Arcus.

Cypress acquired Arcus for a total consideration of $17.7 million, including cash of $11.5 million and stock of $6.2 million, excluding direct acquisition costs of $0.8 million for legal and accounting fees. Through April 2, 2000, Cypress paid $9.9 million in cash and issued $2.3 million in stock. The remaining $1.6 million in cash will be paid and the remaining $3.9 million in stock will be issued as certain performance milestones are reached. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

                                                               (In thousands)
          Fair value of tangible net assets .................     $   391
          In-process research and development ...............       2,500
          Current technology ................................       4,400
          Assembled workforce ...............................       1,600
          Deferred compensation .............................       5,553
          Excess of purchase price over net assets acquired .       3,264
                                                                  -------
                                                                  $17,708

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

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


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

The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for all employee categories to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. Deferred compensation value is the cash and stock consideration to be paid by future installments.

Development of in-process technology remains a substantial risk to Cypress due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation as well as the valuation of other intangible assets was prepared by an independent appraiser of technology assets, based on inputs from Cypress and Arcus management, utilizing valuation methods that are recognized by the Securities and Exchange Commission ("SEC") staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in appraiser's valuation model and require Cypress to revise the amount allocated to in-process research and development.

The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized over their respective estimated useful lives of between six and ten years using the straight-line method. The deferred compensation is being amortized on a straight-line basis over two years.

Note 6 -- Acquisition of Anchor Chips, Inc.

On May 25, 1999, Cypress acquired all of the outstanding capital stock of Anchor Chips, Inc. ("Anchor"), a company that designs and markets microcontroller chips to support the Universal Serial Bus applications. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's condensed consolidated balance sheet as of and since May 25, 1999, the effective date of the purchase. The results of operations of Anchor were included in Cypress's consolidated results of operations as of and since the effective date of the purchase.

Cypress paid approximately $15.0 million in cash, which excludes direct acquisition costs of $0.7 million for investment banking, legal and accounting fees. In addition Cypress assumed net liabilities of approximately $0.9 million. The total purchase consideration of $15.0 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on the valuation completed by management, using a valuation methodology commonly applied by independent appraisers, as follows:

                                                           (In thousands)
          Fair value of tangible net liabilities .          $   (919)
          In-process research and development ....             1,519
          Assembled workforce ....................             1,320
          Current technology .....................            13,036
                                                            --------
                                                            $ 14,956
                                                            ========

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

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


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

The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for all employee categories to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

Development of in-process technology remains a substantial risk to Cypress due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation as well as the valuation of other intangible assets was prepared by an independent appraiser of technology assets, based on inputs from Cypress and Anchor management, utilizing valuation methods that are recognized by the Securities and Exchange Commission ("SEC") staff. However, there can be no assurance that the SEC staff will not take issue with any assumptions used in appraiser's valuation model and require Cypress to revise the amount allocated to in-process research and development.

The amounts allocated to current technology and assembled workforce are being amortized over their estimated useful lives of five-years using the straight-line method. There was no goodwill associated with the acquisition of Anchor.

Note 7 -- Merger with IC WORKS Incorporated

On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated ("ICW"), which was accounted for as a pooling of interests. The condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW were different. ICW has changed its fiscal year-end to coincide with that of Cypress. Cypress's consolidated statements of operations for the period ended April 4, 1999 have been combined with ICW's consolidated statements of operations for the corresponding three month period ended April 3, 1999.

During the quarter ended April 4, 1999, Cypress recorded merger-related transaction costs of $3.7 million related to the acquisition of ICW. These charges, which consist primarily of investment banking and other professional fees, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)

Note 8 -- Cash and Investments

                                               April 2,          January 2,
                                                 2000              2000
                                               --------          --------
                                                      (In thousands)
       Cash and cash equivalents ..........    $307,420          $158,767
       Short-term investments .............     209,679           121,859
       Long-term investments ..............     184,208           111,324
       Restricted investments .............      61,252            61,198
                                               --------          --------
                 Total ....................    $762,559          $453,148
                                               ========          ========

Note 9 -- Inventories

                                                April 2,         January 2,
                                                 2000               2000
                                                -------           -------
                                                      (In thousands)
       Raw materials .................          $12,936           $13,360
       Work-in-process ...............           42,570            49,328
       Finished goods ................           39,045            36,098
                                                -------           -------
                 Total ...............          $94,551           $98,786
                                                =======           =======

Note 10 -- Earnings Per Share

Statement of Accounting Standards No. 128 ("SFAS 128") requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share ("EPS") is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below.

Three months ended April 2, 2000 and April 4, 1999:

                                           April 2, 2000                      April 4, 1999
                                 -------------------------------    ---------------------------------
                                                             Per-Share                       Per-Share
                                 Income       Shares     Amount     Income       Shares        Amount
                                 -------      -------    -------    -------      -------      -------
                                                  (In thousands, except per share amounts)
     Basic EPS:
       Net income .........      $53,120      115,317    $  0.46    $ 9,275      100,353      $  0.09
     Effects of dilutive
     securities:
       6% Convertible Notes        1,872        6,772                    --           --
       4% Convertible Notes        1,649        4,640                    --           --
       Stock options ......           --       11,351                    --        3,814
                                 -------      -------    -------    -------      -------      -------

     Diluted EPS:
       Net income .........      $56,641      138,080    $  0.41    $ 9,275      104,167      $  0.09
                                 =======      =======    =======    =======      =======      =======

At April 2, 2000 and April 4, 1999, stock options outstanding were 24,667,000 and 24,567,000, respectively. Of the options outstanding, 79,000 and 18,047,000 shares, on a weighted average basis, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the respective quarters. Convertible debentures outstanding at April 4, 1999 which were convertible to 6,772,000 shares of common stock were also excluded from diluted EPS in that period as their effect was anti-dilutive.

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


Note 11 -- Restructuring and Other Non-recurring Costs

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

The following tables set forth charges taken against the reserve during the quarter ended April 2, 2000 and Cypress's 1998 restructuring expense and charges taken against the reserve from the date the restructuring commenced through April 2, 2000, respectively.

                                               Balance                               Balance
                                              January 2,                             April 2,
                                                2000       Utilized      Other        2000
                                               -------     --------     --------     -------
                                                                  (In thousands)
     Other fixed asset related charges(1)      $1,807      $ (114)      $    --      $1,693

                                                                  1998                                   Balance
                                                              Restructuring                              April 2,
                                                                Expense      Utilized       Other          2000
                                                                -------      -------       -------       -------
                                                                               (In thousands)
     Write-down of inventory (1) .........................      $ 3,250      $(3,250)      $    --       $    --
     Severance and other employee related charges(1) (2) .        5,334       (2,234)       (3,100)      $    --
     Other fixed asset related charges(1) ................        3,030         (817)         (520)        1,693
     Provision for phase-down and consolidation of
       manufacturing facilities(1) .......................          976         (637)         (339)           --
                                                                -------      -------       -------       -------
               Total .....................................      $12,590      $(6,938)      $(3,959)      $ 1,693
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

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress's restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is in the process of converting its R&D wafer facility in San Jose to eight-inch capability and expects to have the conversion completed by August 2000. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned.

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

The following tables set forth charges taken against the reserve during the three-month period ended April 2, 2000 and Cypress's 1997 restructuring expense and charges taken against the reserve from the date the restructuring commenced through April 2, 2000 respectively. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining will be utilized by June 2000 when the operating lease commitments end.

                                            Balance                  Balance
                                           January 2,                April 2,
                                             2000       Utilized       2000
                                             ----       --------       ----
                                                     (In thousands)
     Operating lease costs(1) ........        $506        $(21)        $485
                                              ----        ----         ----

                                                           1997                      Balance
                                                       Restructuring                 April 2,
                                                          Expense     Utilized         2000
                                                          -------     --------       -------
                                                                   (In thousands)
     Operating lease costs(1) ......................      $ 3,615      $(3,130)      $   485
     Severance and other employee related charges(1)          207         (207)           --
     Transaction and other costs(1) ................        2,164       (2,164)           --
                                                          -------      -------       -------
               Total ...............................      $ 5,986      $(5,501)      $   485
                                                          =======      =======       =======

----------
(1) Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

Note 12 -- Equity and Debt Transactions

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress's capital needs.

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


During the fourth quarter of 1998, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration statement, which was declared effective in the first quarter of 1999, Cypress could, through March 2001, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million. Pursuant to the shelf registration statement, on March 29, 1999, Cypress sold 7.2 million shares of common stock. Cypress received approximately $33.8 million in proceeds, net of issuance costs, from the sale of these shares. Cypress filed an additional registration statement on Form S-3, pursuant to Rule 462(b) under the Securities Act, to register securities in excess of the $300.0 million available under the shelf registration statement. On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 4.0% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million.

In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by Cypress common shares. At April 2, 2000, loans receivable and accrued interest under this program totaled $6.6 million.

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

Note 13 -- Legal Matters

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

During 1998, EMI Group of North America, Inc. ("EMI") filed suit against Cypress in

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


the Federal Court in Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of Cypress claiming that none of the patents were infringed by Cypress and that each asserted claim was invalid due to prior art and physical impossibility (i.e. the patents require a step that is physically impossible to perform). EMI may to file an appeal, although no such appeal has been filed as of May 17, 2000. Should EMI appeal the decision of the Federal Court, Cypress intends to defend itself vigorously. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

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

In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust ("the Trust"). In this action, Cypress asked for declaratory relief to the effect that an U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress's business, financial condition and results of operations could be materially and adversely affected.

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

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


Note 14 -- Comprehensive Income

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

Note 15 -- Segment Reporting

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

While both Memory and Non-Memory segments primarily serve the communications marketplace, the segments differ in functionality. Memory Products are delineated by their ability to store and retrieve information. Non-Memory product functionality relates primarily to logic, timing, data transfer and routing of information. The desired functionality will often determine the price, margin and point of manufacture of a particular product in a market segment.

The tables below set forth information about the reportable segments for three-month periods ended April 2, 2000 and April 4, 1999. Cypress does not allocate income taxes or non-recurring items to segments. In addition, segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

                                                        Three Months Ended
                                                     -----------------------
                                                     April 2,       April 4,
                                                       2000           1999
                                                     --------       --------
                                                          (In thousands)
     Memory ...................................      $122,666       $ 65,786
     Non-memory ...............................       141,575         93,338
                                                     --------       --------
       Total consolidated revenues ............      $264,241       $159,124
                                                     ========       ========

Business Segment Profit (Loss)

                                                        Three Months Ended
                                                     -----------------------
                                                     April 2,        April 4,
                                                       2000           1999
                                                     --------       --------
                                                          (In thousands)
     Memory ...................................      $ 18,642       $(11,901)
     Non-memory ...............................        43,702         21,237
     Acquisition and merger costs .............         4,090          3,742
     Restructuring credits ....................            --          3,710
     Interest income and other ................        14,400          3,280
     Interest expense .........................        (4,551)        (2,323)
                                                     --------       --------
     Income before provision for
       income taxes ...........................      $ 68,103       $ 10,261
                                                     ========       ========

                        CYPRESS SEMICONDUCTOR CORPORATION

                      For the Quarter Ended April 2, 2000
                                   (Unaudited)


Note 16 -- Recent Accounting Pronouncements

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue
Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 is required by the second quarter of fiscal 2000. Management is currently evaluating SAB 101 and its effects on company revenue recognition policies and practices. At this time, management believes that there is no significant effect on the revenue recognition policies currently in place.

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

Note 17 -- Subsequent Events

Acquisition of RadioCom Corporation

On April 27, 2000, Cypress announced the signing of a letter of intent to acquire RadioCom Corporation, a privately held company specializing in the architecture and design of semiconductor radio frequency (RF) circuits. RadioCom's average quarterly revenues of $150K (unaudited) for the last five quarters are derived primarily from design services. The acquisition, which will be accounted for as a purchase, is expected to be completed in the third quarter of fiscal 2000.

Acquisition of Alation

On May 3, 2000, Cypress announced the signing of a definitive agreement to acquire Alation Systems Inc., a privately held wireless systems company based in Mountain View, CA. Alation possesses a deep portfolio of intellectual property in the analog, DSP, and RF baseband technology, along with software and systems expertise in the fast-growing wireless arena. The merger, which is expected to close during the second quarter of fiscal 2000, is expected to be accounted for as a pooling of interests.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended April 2, 2000


All references are to Cypress's fiscal quarters ended April 2, 2000 ("Q1 2000"), and April 4, 1999 ("Q1 1999), unless otherwise indicated. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to future operating results and business plans of Cypress. We use words such as "anticipates", "believes", "expects", "future", "intends" and similar expressions to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this report.

Results of Operations

     Revenues

Revenues for Q1 2000 were $264.2 million, an increase of $105.1 million or 66.1% compared to revenues of $159.1 million for Q1 1999. Cypress derives its revenues from the sale of Memory Products and Non-memory Products. Below is a summary of revenues derived from the sale of Memory Products and Non-memory Products.

                                                      Three Months Ended
                                                   ------------------------
                                                   April 2,        April 4,
                                                     2000           1999
                                                   --------        --------
                                                        (In thousands)

     Memory ...............................        $122,666        $ 65,786
     Non-memory ...........................         141,575          93,338
                                                   --------        --------
       Total consolidated revenues ........        $264,241        $159,124
                                                   ========        ========

Sales from Memory Products include Static Random Access Memories ("SRAMs") and multichip modules. Revenues from the sale of Memory Products for Q1 2000 increased $56.9 million or 86.5% over revenues from the sale of these products for Q1 1999. The rise in Memory Product revenues as compared to Q1 1999 resulted from both higher average selling prices ("ASPs") and an increase in unit sales. ASPs increased 31% and unit sales increased 61% comparing Q1 2000 to Q1 1999. Revenue growth for SRAM products can be attributed to strong demand in the communications markets. Sale of new products, such as the 1- and 2-Mbit MoBL ("More Battery Life") SRAM, have resulted in higher unit sales and higher ASPs.

Non-memory Products include computer products, interface products, data communication devices, non-volatile memory devices and programmable logic products. Non-memory Products also include foundry revenues. Foundry revenues represent the sale of wafers to customers. Revenues from the sale of Non-memory Products increased $48.2 million or 51.7% comparing Q1 2000 to Q1 1999. The growth related primarily to increases in sales of data communication devices of $23.3 million, interface products of $16.4 million, programmable logic products of $6.9 million, and timing technology products of $4.7 million. These increases were partially offset by decreases in foundry revenue of $1.8 million and non-volatile memory of $1.3 million. The primary factors contributing to the increase in data communication devices was higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. The increase in revenues for interface products can be attributed to higher unit sales due to the growing market conversion to Universal Serial Bus ("USB") peripheral products. The net increase in programmable logic devices was a result of higher unit sales and higher ASPs. The revenue growth in timing technology products from Q1 1999 to Q1 2000 was primarily a result of the increased unit sales due to greater acceptance of Cypress's clock products.

The semiconductor industry is highly cyclical and subject to significant downturns as a result of a variety of risk factors, including, but not limited to, diminished product demand, production over-capacity and accelerated erosion of ASPs. Revenues have continued to be impacted by fluctuations in ASPs. Should ASPs erode at a rate greater than anticipated, gross margins could be seriously harmed. Cypress continues to introduce new products and new methods of reducing manufacturing costs in order to mitigate the effects of changes in ASPs on its gross margins.

     Cost of Revenues

Cost as a percent of revenue decreased to 49.5% for Q1 2000 as compared to 58.6% in Q1 1999. This improvement was brought about by a series of factors including increased value-added, strong unit demand, a stable pricing environment and continued cost reduction activities. Since 1998, Cypress has changed its product focus more towards solutions in the data-communications market. This has resulted in new product offerings having a high value added component. This is in contrast to our prior focus of building larger and faster commodity memory devices. A prime example of this is our MoBL SRAM. The end result of Cypress' new focus is that selling prices and resulting margins are generally higher than in prior periods. The communications focus has also resulted in increased unit demand from our customers. Unit demand has further increased due to a strong semiconductor market characterized by tightness in supply even in older commodity products. This has enabled Cypress to enjoy improved factory utilization and absorption over 1999 and into 2000. The tight supply and the offering of more products that are not purely commodity driven has resulted in stable pricing in a business that usually endures price declines over a product-life cycle. Cypress has continued it's significant investment in process technology, which has reduced the line widths, and resulting die size. Extensive use of Cypress's .25 micron technology has led to significant cost reductions particularly in the memory segment. While Cypress is optimistic about its abilities to continue the trend of improving margins, there are significant risk factors; described later in this report that could adversely impinge upon profit margins.

In March 1998, Cypress announced restructuring activities for its domestic wafer fabrication facilities and offshore back-end manufacturing operations. Activities completed to date have increased Cypress's manufacturing efficiencies and decrease cost of revenues. Cost of revenues as a percent of revenues may be impacted by a variety of factors including but not limited to the following:

o    Product mix;

o    Factory capacity and utilization;

o    Manufacturing yields;

o    Availability of certain raw materials;

o    Terms negotiated with third-party contractors; and

o    Foreign currency fluctuations.

These and other factors could cause a significant increase or decrease on our gross margin in future periods.

     Research & Development

Research and development ("R&D") expenditures for Q1 2000 were $38.0 million or 14.4% of revenues, compared to $32.0 million or 20.1% of revenues for Q1 1999. Even though absolute spending in R&D was $6.0 million higher comparing Q1 2000 to Q1 1999, R&D expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The $6.0 million increase in R&D costs from Q1 1999 to Q1 2000 relates primarily to costs associated with new product development at Cypress's design centers and to the continued development of more advanced process technologies.

Cypress expects spending for R&D will continue to increase as Cypress continues its efforts to accelerate the development of new products and migration to more advanced process technologies. Cypress is continuing to explore new markets and improve its design and process technologies in an effort to increase revenues and reduce costs. The foregoing statements regarding Cypress's R&D spending efforts are forward-looking.

     Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for Q1 2000 were $33.1 million or 12.5% of revenues, compared to $24.5 million or 15.4% of revenues for Q1 1999. Even though absolute spending in SG&A was $8.6 million higher comparing Q1 2000 to Q1 1999, SG&A expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The $8.6 million increase in SG&A costs from Q1

1999 to Q1 2000 relates primarily to higher commission expenses, salary and related benefit costs, legal fees, and expenses for other professional services. The change in all other SG&A expenses from Q1 1999 to Q1 2000 were not significant.

With the exception of variable spending such as incentive bonuses and commissions, Cypress expects recurring SG&A spending to remain relatively constant. The foregoing statement regarding Cypress's SG&A spending efforts is forward-looking.

     Acquisition and Merger Costs

During Q1 2000, Cypress recorded aggregate merger-related transaction costs of $4.1 million. The $4.1 million of costs incurred in Q1 2000 relate to the amortization of intangible assets recorded during the 1999 acquisitions of Anchor and Arcus, and the merger with Galvantech in Q1 2000. Acquisition costs of $1.8 million related to Galvantech and consist primarily of legal, accounting and investment banking fees. During Q1 1999, Cypress recorded aggregate merger-related transaction costs of $3.7 million related to the acquisition of IC Works, Inc. These charges consist primarily of investment banking and other professional fees.

     1998 Restructuring Costs and Non-recurring Charges

In March 1998, Cypress recorded a one-time, pre-tax restructuring and other non-recurring charge of $57.1 million and other non-recurring charges of $27.3 million. The $57.1 million restructuring charge entailed:

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

During Q2 1998, in conjunction with the closure of Fab 3, Cypress established a reserve for $1.4 million to cover severance costs associated with the reduction of work force at that location. This was based on the anticipated level of payments that would be made to personnel included in the work force reduction. As a part of a review of inventory, it was noted that Cypress required an additional reserve of $0.5 million to cover inventory that was written off. This related to a change in estimate regarding inventory that had been previously reserved.

Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress's restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is in the process of converting its R&D wafer facility in San Jose to eight-inch capability and expects to have the conversion completed by June 2000. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned.

     1999 Restructuring Credits

During Q1 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million for other fixed asset related charges was reversed based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress's 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

     Interest Expense

Interest expense was $4.6 million during Q1 2000, compared to $2.3 million for Q1 1999. Interest expense is primarily associated with the 6.0% Convertible Subordinated Notes, issued in September 1997 and due in 2002, and the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005. The increase in interest expense relates primarily to the increase in interest due to the January 2000 issuance of the 4.0% Convertible Subordinated Notes.

     Interest Income and Other

Net interest income and other was $14.4 million for Q1 2000 compared to $3.3 million for Q1 1999. Net interest income and other includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-recurring items. The $11.1 million increase from Q1 1999 to Q1 2000 relates primarily to higher interest income due to increased cash balances and higher investment yields. Q1 2000 also includes a $5.0 million non-recurring gain related to the sale of the FCT business.

     Taxes

Cypress's effective tax rate for Q1 2000 and Q1 1999 were 22.0% and 10.0%, respectively, resulting in an income tax expense of $15.0 million and $1.0 million, respectively. The increase in the effective tax rate from Q1 1999 to Q1 2000 can be attributed to increased profitability and foreign operations, and decreased R&D credits and net operating loss carryovers. Cypress's effective rate varies from the U.S. statutory rate due to non-deductible in-process research and development charges and merger costs offset by utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits.

During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination is expected to continue through June 2000. Management believes that the outcome of the examination will not have a material effect on Cypress's consolidated financial position or results of operations. However, should the outcome of this examination be unfavorable, Cypress may be required to pay penalties, back taxes and interest, which could have a material adverse effect on Cypress's financial position and results of operations.

     Net Income and Net Income Per Share

Net income for Q1 2000 was $53.1 million or $0.41 per share on a diluted basis, compared to a net income of $9.3 million or $0.09 per share, on a diluted basis for Q1 1999.

     Earnings Before Goodwill

Cypress reported basic earnings before goodwill ("EBG") and diluted EBG. EBG refers to earnings excluding pretax acquisition and restructuring related charges and credits, in-process research and development costs, transaction costs and amortization of intangible assets, net of tax. These charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. We have presented EBG as a measure of our operating results, but EBG is not intended to replace operating income or net income as an indicator of operating performance, or to replace cash flow as a measure of liquidity, because EBG is not a concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The table below reconciles basic and diluted net income per share to basic and diluted earnings before goodwill per share, respectively.

Reconciliation of basic net income per share to basic earnings before goodwill:

                                                               Three Months Ended
                                                               -------------------
                                                               April 2,     April 4,
                                                                 2000        1999
                                                                -----       -----
                                                                  (In thousands)
     Basic net income per share ..........................      $ 0.46      $ 0.09
     Goodwill & Acquisition costs net of taxes per share .      $ 0.02      $ 0.04
     Non-recurring gain on sale of FCT per share .........      $(0.03)     $   --
     Restructuring credits net of taxes per share ........      $   --      $(0.04)
                                                                ------      ------
     Basic earnings before goodwill per share ............      $ 0.45      $ 0.09
                                                                ------      ------

Reconciliation of diluted net income per share to diluted earnings before goodwill:

                                                                Three Months Ended
                                                               --------------------
                                                               April 2,    April 4,
                                                                2000         1999
                                                               --------    --------
                                                                  (In thousands)
     Diluted net income per share ........................      $ 0.41      $ 0.09
     Goodwill & Acquisition costs net of taxes per share .      $ 0.02      $ 0.03
     Non-recurring gain on sale of FCT per share .........      $(0.02)     $   --
     Restructuring credits net of taxes per share ........      $   --      $(0.03)
                                                                ------      ------
     Diluted earnings (loss) before goodwill per share ...      $ 0.41      $ 0.09
                                                                ------      ------

Liquidity and Capital Resources

Cypress's cash, cash equivalents and short-term investments totaled $517.1 million at April 2, 2000, a $236.5 million increase from the end of fiscal 1999.

During the three months ended April 2, 2000, Cypress purchased $64.2 million in capital equipment compared to $12.3 million in the same period in fiscal 1999. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines and its San Jose design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.16- and 0.25-micron processes. A majority of the equipment purchased was to increase the capacity and capability of Fab 4 located in Minnesota. Equipment purchased for the Philippines was used to increase manufacturing capacity and tool certain packaging capabilities. Purchases of capital equipment for the technology group are expected to enhance and accelerate research and development capabilities. Capital expenditures for the remainder of 2000 are expected to be approximately $260.2 million as Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million dollars. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, or a combination thereof, subject to market conditions and Cypress's capital needs.

During the fourth quarter of 1998, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration statement, which was declared effective in the first quarter of 1999, Cypress could, through March 2001, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million. Pursuant to the shelf registration statement, on March 29, 1999, Cypress sold 7.2 million shares of common stock. Cypress received approximately $33.8 million in proceeds, net of issuance costs, from the sale of these shares. Cypress filed an additional registration statement on Form S-3, pursuant to Rule 462(b) under the Securities Act, to register securities in excess of the $300.0 million available under the shelf registration statement. On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 4.0% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million.

In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by Cypress common shares. At April 2, 2000, loans receivable under this program totaled $6.6 million.

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

Cypress believes that existing cash and equivalents as well as cash from operations will be sufficient to meet present and anticipated working capital requirements for at least the next twelve months. Cypress's need for further capacity and resulting capital expansion may result in the need to raise additional capital through debt or equity financing. Conversely, Cypress's operating results may be adversely impacted by various risk factors causing Cypress to raise additional monies. Although additional financing may be required, Cypress may not be able to obtain the capital or satisfactory terms.

Factors Affecting Future Results

     Risk Factors

Except for the historical information contained herein, the discussion in this Form 10-Q report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements as to the future operating results and business plans of Cypress, that involve risks and uncertainties. We use words such as "anticipate", "believes", "expects", "future", "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.

Our future operating results are unusually likely to fluctuate and therefore may fail to meet expectations. Our operating results have varied widely in the past, and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

o the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;

o the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur; and

o the need for constant, rapid new product introductions which present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand.

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

We face periods of industry-wide semiconductor over-supply which harm its results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. If these cycles continue, they will seriously harm our business, financial condition and results of operations.

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

o    data communications and telecommunications equipment;

o    computers and computer related peripherals;

o    automotive electronics;

o    industrial controls;

o    customer electronics equipment; and

o    military equipment.

A significant portion of our products is incorporated into data communications and telecommunication end products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices which incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including Universal Serial Bus microcontrollers, high-frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically experienced significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products' lives, and we expect this trend to continue. In order to offset these average selling price decreases, we attempt to decrease manufacturing costs of our products, and to introduce new, higher priced products that incorporate advanced features. If our efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly commodity static RAM products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. Growth in worldwide supply of static RAMs in recent periods resulted in a decrease in average selling prices for such products. If we are unable to decrease per unit manufacturing costs faster than a rate equal to or faster than the rate at which average selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase worldwide supply of static RAM products and result in associated downward pressure on prices.

We may be unable to adequately protect our intellectual property rights, and may face significant expenses as a result of ongoing or future litigation.

Protection of intellectual property rights is essential to keep others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others, or to defend against claims of invalidity. This kind of litigation can be expensive, regardless of whether we win or lose.

Also, we are now and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This kind of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties, or prohibit us from using essential technologies. For these and other reasons, this kind of litigation could seriously harm our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

We have entered into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us, and that give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we want will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licensing agreements, which we deem important, our business, financial condition and results of operations could be seriously harmed.

It is critical to our success that we are able to prevent competitors from copying our innovations, we therefore intend to continue to seek patent, trade secret and mask work protection for our semiconductor manufacturing technologies. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

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

Our financial results could be adversely impacted if it fails to develop, introduce and sell new products or fails to develop and implement new manufacturing technologies.

Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products which customers choose to buy. We introduce significant numbers of new products each year, which are an important source of revenue for us. If we fail to compete and introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs (discussed more below), or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

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

Interruptions in the availability of raw materials can seriously harm Cypress's financial performance.

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

The complex nature of our manufacturing activities make the company highly susceptible to manufacturing problems and these problems can have substantial negative impact when they occur.

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

We have spent, and expect to continue to spend, significant amounts of money to upgrade and increase its wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in mix of product orders making our existing capacity and capability inadequate or in excess of actual needs, our fixed costs per semiconductor produced will increase, which will harm us. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and the need to write-off capital equipment made obsolete by the technology conversion, which could seriously harm our business and results of operations.

Our operations and financial results could be severely harmed by earthquakes.

Our headquarters, some manufacturing facilities and some of our major vendors' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, we could suffer damages that could seriously harm our business, financial condition and results of operations.

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

We order materials and build semiconductors based primarily on our internal forecasts, and secondarily on existing orders, which may be cancelled under many circumstances. Consequently, we depend on our forecasts to determine inventory levels for our products and the amount of manufacturing capacity that we need. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong, and we may make too many or too few of certain products or have too much or too little manufacturing capacity. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand all the more difficult. The above factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to satisfy customer demand, our business, financial condition and results of operations could be seriously harmed.

We must spend heavily on equipment to stay competitive, and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $380.0 million in expenditures on equipment in 2000 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs. However, our cash flows from operations depend primarily on average selling prices, which generally decline over time, and on the per-unit cost of our products.

If we are unable to reduce the costs for our products at a rate at least as fast as the rate of decline in average selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms which are satisfactory to us or at all, in which case our business, financial condition and results of operations will be seriously harmed.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key management and technical personnel. Our future success depends in part, upon our ability to retain such personnel, and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government institutions and other organizations. Competition for such personnel is intense, and we may not be successful in hiring or retaining new or existing qualified personnel. If we lose existing qualified personnel or are unable to hire new qualified personnel as needed, our business, financial condition and results of operations could be seriously harmed.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International sales represented approximately 50% of our revenues during Q1 2000 and 40% of our revenues during the same period in fiscal 1999. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

We are subject to many different governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Compliance with these regulations can be costly. In addition, over the last several years, the public has paid a great deal of attention to the potentially negative environmental impact of semiconductor manufacturing operations. This attention and other factors may lead to changes in environmental regulations that could force us to purchase additional equipment or comply with other potentially costly requirements. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations, we could face substantial liability or suspension of our manufacturing operations, which could have a seriously harm our business, financial condition and results of operations.

We depend on third parties to transport our products and could be harmed if these parties experience problems.

We rely on independent carriers and freight forwarders to move our products between manufacturing plants and to our customers. We have limited control over these parties; however, any transport or delivery problems because of their errors, or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, natural disasters and accidents, could seriously harm our business, financial conditions and results of operations and ultimately impact our relationship with our customers.

We may fail to integrate our business and technologies with those of companies we have recently acquired and that we may acquire in the future.

We completed four acquisitions in calendar year 1999, one acquisition in Q1 2000, recently announced the pending acquisition of RadioCom Corporation, and a pending merger with Alation Systems Inc., and may pursue additional acquisitions in the future. If we fail to successfully or properly integrate these businesses, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

We face a number of unknown risks associated with the year 2000 problem.

The year 2000 computer issue creates a variety of risks for us. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including amount other things, interruptions in manufacturing, design and process development operations, disruptions in processing business transactions, and disruptions in other normal business activities. Issues related to the year 2000 computer problem could still arise. The risks involve:

o potential warranty or other claims by customers with respect to errors in our products;

o    errors in systems we use to run our business;

o    errors in systems used by our suppliers;

o    errors in systems used by customers; and

o potential reduced spending by customers as a result of concerns about potential year 2000 problems.

We have designed most of our products to be year 2000 compliant and have developed corrective measures for other products that were not originally designed to be year 2000 compliant. However, our products may be integrated into or used in conjunction with products supplied by other vendors. We cannot evaluate whether all of the products of other vendors are year 2000 compliant. We may face claims based on year 2000 problems in other companies' products. We may in the future be required to defend our products in legal proceedings, which could be expensive regardless of the merits of these claims.

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

Item 3  - Quantitative and Qualitative Disclosure About Market Risk

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress's investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress's debt obligations.

A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. There have been no significant changes in the market risk disclosures during the three months ended April 2, 2000 as compared to the discussion in our 1999 Annual Report on Form 10-K for the year ended January 2, 2000.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

The information required by this item is included in Part I in Note 13 of Notes to the Condensed Consolidated Financial Statements.

Item 6 -- Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit 27.1-- Financial Data Schedule.

     b.   Reports on Form 8-K


On March 17, 2000, Cypress filed a report on Form 8-K, which reported under Item 5, that on January 25, 2000, we completed the offering of our 4% Convertible Subordinated Notes due 2005, and reported under Item 7, the subordinated indenture related to these securities.

On March 9, 2000, we filed a report on Form 8-K, which reported under Item 5 that on March 2, 2000, Cypress had completed a merger with Galvantech, Inc., which was accounted for as a pooling of interests. Pursuant to Item 7, we attached the Consolidated Financial Statements reflecting the acquisition of Galvantech, Inc.

On March 3, 2000, we filed a report on Form 8-K/A, which reported under Item 5 a correction to the number of shares of our common stock issued and outstanding as of January 3,1999 included in the press release filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on February 7, 2000.

On February 7, 2000, we filed a report on Form 8-K, which reported under Item 5 the completion of our 4% Convertible Subordinated Note Offering, and the announcement of certain fourth quarter results.

On January 24, 2000, we filed a report on Form 8-K,  which reported under Item 7
Exhibit 23.1, the consent of Independent Accountants related to our 4% Convertible Subordinated Notes due 2005.

On January 19, 2000, we filed a report on form 8-K/A, which reported under Item 5 the completion of the merger with IC WORKS Incorporated on April 1, 1999, which was accounted for as a pooling of interest. The consolidated financial statements give effect to the merger for all periods presented.

On January 18, 2000, we filed a report on form 8-K, which reported under Item 5, that we entered into an Agreement and Plan and Reorganization, pursuant to which the Cypress will acquire Galvantech, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CYPRESS SEMICONDUCTOR CORORATION

By              /s/ T.J. RODGERS
      ------------------------------------
                  T.J. Rodgers
      President and Chief Executive Officer


By           /s/ EMMANUEL HERNANDEZ
      ------------------------------------
               Emmanuel Hernandez
          Vice President, Finance and
               Administration and
             Chief Financial Officer


Dated:  May 17, 2000