Form 10-Q
period 2000-07-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2000-08-16
CIK 791915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

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

Registrant’s telephone number, including area code: (408) 943-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant’s common stock outstanding as of July 30, 2000, was 120,609,000.

CYPRESS SEMICONDUCTOR CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition
Item 3. Quantitative and Qualitative Disclosure About Market Risk

Part II— OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signatures

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per-share data) (Unaudited)

	July 2, 2000	January 2, 2000
ASSETS
Current assets:
Cash and cash equivalents	$578,669	$159,088
Short-term investments	261,709	121,859

Total cash, cash equivalents and short-term investments	840,378	280,947
Accounts receivable, net of allowances of $3,924 at July 2, 2000
and $3,471 at January 2, 2000	163,979	104,143
Inventories, net	101,649	98,786
Other current assets	85,583	78,117

Total current assets	1,191,589	561,993
Property, plant and equipment, net	450,706	358,206
Long-term investments	197,675	111,324
Restricted investments	60,945	61,198
Other assets	72,362	54,237

Total assets	$1,973,277	$1,146,958

The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per-share data) (Unaudited)

	July 2, 2000	January 2, 2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,925	$103,691
Accrued liabilities	76,138	56,291
Deferred income on sales to distributors	34,250	21,061
Income taxes payable	53,199	20,311

Total current liabilities	277,512	201,354
Convertible subordinated notes	730,500	160,000
Deferred income tax	57,932	56,100
Other long-term liabilities	9,934	10,884

Total liabilities	1,075,878	428,338

Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.01 par value, 650,000 and 250,000 shares authorized;
124,325 and 119,091 issued; 119,345 and 114,111 outstanding
at July 2, 2000 and January 2, 2000	1,243	1,162
Additional paid-in capital	616,149	560,771
Notes receivable from stockholders	(2,535)	(8,186)
Retained earnings	355,266	237,597

	970,123	791,344
Less shares of common stock held in treasury at cost:
4,980 shares at July 2, 2000 and January 2, 2000	(72,724)	(72,724)

Total stockholders’ equity	897,399	718,620

Total liabilities and stockholders’ equity	$1,973,277	$1,146,958

The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share data) (Unaudited)

	Three Months Ended
	July 2, 2000	July 4, 1999
Revenues	$300,834	$170,825

Costs and expenses:
Cost of revenues	135,143	95,671
Research and development	42,742	34,067
Selling, general and administrative	36,513	26,850
Acquisition and merger costs	7,592	6,070
Restructuring credits	(485)	(100)

Total operating costs and expenses	221,505	162,558

Operating income	79,329	8,267
Interest expense	(5,501)	(2,465)
Interest income and other	12,315	3,871

Income before income taxes	86,143	9,673
Provision for income taxes	20,514	1,210

Net income	$65,629	$8,463

Net income per share:
Basic	$0.56	$0.08
Diluted	$0.49	$0.08
Shares used in per share calculations:
Basic	118,186	107,484
Diluted	142,117	112,838

The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share data) (Unaudited)

	Six Months Ended
	July 2, 2000	July 4, 1999

Revenues:	$565,075	$330,118

Costs and expenses:
Cost of revenues	265,969	188,969
Research and development	81,135	66,241
Selling, general and administrative	70,139	51,801
Acquisition and merger costs	11,801	9,712
Restructuring credits	(485)	(3,710)

Total operating costs and expenses	428,559	313,013

Operating income	136,516	17,105
Interest expense	(10,067)	(4,790)
Interest income and other	26,717	7,149

Income before income taxes	153,166	19,464
Provision for income taxes	35,497	2,196

Net income	$117,669	$17,268

Net income per share:
Basic	$1.01	$0.17
Diluted	$0.89	$0.16
Shares used in per share calculations:
Basic	117,014	104,097
Diluted	140,433	108,718
The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	July 2, 2000	July 4, 1999
Cash flow from operating activities:
Net income	$117,669	$17,268
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	64,157	54,811
Gain on sale of FCT product line	(5,000)	—
Acquired in-process research and development	2,025	4,019
Other non-recurring costs	1,964	—
Restructuring credits	(485)	(3,710)
Loss on sales of property, plant and equipment	355	—
Amortization of debt issuance costs	1,465	265
Changes in operating assets and liabilities:
Accounts receivable	(59,785)	(18,090)
Inventories	(4,017)	(15,365)
Other assets	(5,950)	(3,489)
Accounts payable and accrued liabilities	32,269	10,737
Deferred income	13,189	4,551
Income taxes payable	32,888	1,202

Net cash flow generated from operating activities	190,744	52,199

Cash flow from investing activities:
Purchase of investments	(275,168)	(112,689)
Sale or maturities of investments	48,967	23,321
Notes Receivable	—	(3)
Acquisition of Anchor	—	(14,956)
Acquisition of Arcus	—	(9,883)
Acquisition of property, plant and equipment	(151,768)	(41,499)
Proceeds from sale of FCT product line	7,500	—
Proceeds from the sale of equipment	320	7,679

Net cash flow used for investing activities	(370,149)	(148,030)

Cash flow from financing activities:
Issuance of convertible subordinated notes, net of issuance costs	554,812	—
Issuance of common shares (1)	39,558	—
Re-issuance of treasury shares	—	57,985
Repayment of stockholders’ notes	5,651	—
Issuance of notes to employees	—	(7,892)
Borrowing from (repayment of) notes payable and line of credit	(1,085)	499
Other long-term liabilities	50	(4,531)

Net cash flow generated by financing activities	598,986	46,061

Net change in cash during the quarter ended March 31, 1999 for merger	—	(2,339)
Net increase in cash and cash equivalents	419,581	(52,109)
Cash and cash equivalents, beginning of year	159,088	151,390

Cash and cash equivalents, end of period	$578,669	$99,281

Supplemental Disclosure of Non-Cash Flow Information
(1) Common stock issued for acquisition of RadioCom	10,214	—
The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended July 2, 2000
(Unaudited)

Note 1 — Interim Statements

In the opinion of management of Cypress Semiconductor Corporation (“Cypress”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Cypress believes that the disclosures are adequate to make the information not misleading. However, it is suggested that this financial data be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended January 2, 2000 included in Cypress’s 1999 Annual Report on Form 10-K, Cypress’s Current Report on Form 8-K dated March 9, 2000, and Cypress’s Current Report on Form 8-K/A dated June 16, 2000.

Beginning with its 1998 fiscal year-end, Cypress ended its fiscal months, quarters and years on Sundays. For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three-month period ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 — Acquisition of RadioCom Corporation

On June 29, 2000, Cypress acquired all of the outstanding capital stock of RadioCom Corporation (“RadioCom”). RadioCom specializes in the design and development of semiconductor radio frequency (RF) integrated circuits. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of June 29, 2000, the effective date of the purchase. The results of operations of RadioCom from June 29, 2000 through Cypress’s quarter ended July 2, 2000 were not significant and were therefore excluded from that quarter’s reported results. There are no significant differences between the accounting policies of Cypress and RadioCom.

Cypress acquired RadioCom for a total consideration of $10.2 million in stock, which excludes direct acquisition costs of $0.2 million for legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on appraisals prepared by management using valuation methods that are widely recognized and commonly used in the valuation of technology assets. The asset values estimates are as follows:

(In thousands)
Fair value of tangible net assets	$ 51
In-process research and development	2,025
Current technology	1,752
Assembled workforce	802
Excess of purchase price over identifiable net
assets acquired	5,584

Total	$10,214

The valuation method used to value the in-process technology of RadioCom is a form of discounted cash flow method commonly known as the “percentage of completion” approach whereby the cash flow derived from the technology is multiplied by the percentage of completion of the in-process technology. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology of RadioCom is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 20.0%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management’s estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility.

The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using a discount rate of 35.0%, which Cypress believes was appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flow to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for all employee categories to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

Development of in-process technology remains a substantial risk to Cypress due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation as well as the valuation of other intangible assets was prepared by management, based on inputs from Cypress and RadioCom management, utilizing valuation methods that are recognized by the SEC staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in appraiser’s valuation model and require Cypress to revise the amount allocated to in-process research and development.

The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized over their respective estimated useful lives of between six and ten years using the straight-line method.

Note 3 — Merger with Alation Systems, Incorporated

On May 24, 2000, Cypress completed a merger with Alation Systems, Inc. (“Alation”), which was accounted for as a pooling of interests. These condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and Alation were different, and Alation has changed its fiscal periods to coincide with that of Cypress. Cypress’s consolidated balance sheets as of July 2, 2000 and January 2, 2000 have been combined with Alation’s consolidated balance sheets as of July 2, 2000 and December 31, 1999 respectively. For the purpose of the condensed consolidated statements of operations for the periods ended July 2, 2000 and July 4, 1999, Cypress’s statements of operations have been combined with Alation’s statements of operations for the three month and six month periods ended July 2, 2000 and June 30, 1999 respectively.

The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the three month periods ended April 2, 2000 and April 4, 1999 and the six months ended July 4, 1999 are presented below.

Three months ended April 2, 2000:

	Cypress	Alation	Total
		(In thousands)
Total revenue	$264,241	$ —	$264,241
Net income	$ 53,120	$ (1,080)	$ 52,040

Three months ended April 4, 1999:

	Cypress	Alation	Total
		(In thousands)
Total revenue	$159,124	$ 169	$159,293
Net income	$ 9,275	$ (470)	$ 8,805

Six months ended July 4, 1999:

	Cypress	Alation	Total
		(In thousands)
Total revenue	$329,920	$ 198	$300,118
Net income	$ 18,546	$ (1,278)	$ 17,268

During the quarter ended July 2, 2000, Cypress recorded merger-related costs of $1.4 million related to the acquisition of Alation. These charges, which consist primarily of deferred compensation charges, legal, and accounting, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

Note 4 — Merger with Galvantech Incorporated

On March 2, 2000, Cypress completed a merger with Galvantech, Inc. and its subsidiaries (“Galvantech”), which was accounted for as a pooling of interests. These condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and Galvantech were different, and Galvantech has changed its fiscal periods to coincide with that of Cypress. Cypress’s consolidated balance sheets as of April 2, 2000 and January 2, 2000 have been combined with Galvantech’s consolidated balance sheets as of April 2, 2000 and December 31, 1999 respectively. For the purpose of the condensed consolidated statements of operations for the periods ended April 2, 2000 and April 4, 1999, Cypress’s statements of operations have been combined with Galvantech’s statements of operations for the three month periods ended April 2, 2000 and March 31, 1999, respectively. As a result of combining Cypress’s and Galvantech’s financial statements for the fiscal years ended January 2, 2000 and January 3, 1999, the results of operations of Galvantech for the quarter ended March 31, 1999 were included in the supplementary consolidated statements of operations of both 1998 and 1999. Therefore, the balance sheet and cash and cash equivalents for the quarter ended December 31, 1998 and March 31, 1999 are the same.

The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the three month period ended April 4, 1999 are presented below.

Three months ended April 4, 1999:

	Cypress	Galvantech	Total
		(in thousands)
Total revenue	$151,591	$ 7,533	$159,124
Net income	$ 8,684	$ 591	$ 9,275

During the quarter ended April 2, 2000, Cypress recorded merger-related costs of $1.8 million related to the acquisition of Galvantech. These charges, which consist primarily of legal, accounting and investment banking fees, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

Note 5 — Sale of FCT Business

On February 25, 2000, Cypress sold its FCT business including inventories, product software, all technical data, and a license for the related intellectual property. Total proceeds from the sale were $7.5 million and Cypress recorded a gain of $5.0 million from the sale. In conjunction with this sale, we entered into a supply agreement for the related inventories. Inventories of $1.2 million were supplied under the agreement in Q1 2000. We expect to complete our obligations under the supply agreement during the fourth quarter of our fiscal year 2000. Revenues from FCT products were approximately 1% of our 1999 revenues.

Note 6 — Acquisition of Arcus Technology Companies

On June 30, 1999, Cypress acquired all of the outstanding capital stock of Arcus Technology (USA), Inc. and the assets of Arcus Technology (India) Limited (referred to as “Arcus” on a combined basis). Arcus specializes in new data communications arenas including dense wave multiplexing (which allows multiple signals to be transmitted over a single fiber optic cable) and “IP over SONET” (the technology needed to code and decode internet traffic to send it over the telephone system). The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of June 30, 1999, the effective date of the purchase. The results of operations of Arcus from June 30, 1999 through Cypress’s quarter ended July 4, 1999 were not significant and were therefore excluded from that quarter’s reported results. There are no significant differences between the accounting policies of Cypress and Arcus.

Cypress acquired Arcus for a total consideration of $17.7 million, including cash of $11.5 million and stock of $6.2 million, excluding direct acquisition costs of $0.8 million for legal and accounting fees. Through July 2, 2000, Cypress paid $9.9 million in cash and issued $6.2 million in stock. Cypress incurred a non-recurring charge of $2.0 million in the quarter ended July 2, 2000 due to an acceleration of contractual obligations. The remaining $1.6 million in cash will be paid as certain performance milestones are reached. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(In thousands)
Fair value of tangible net assets	$ 391
In-process research and development	2,500
Current technology	4,400
Assembled workforce	1,600
Deferred compensation	5,553
Excess of purchase price over identifiable net
assets acquired	3,264

Total	$17,708

Note 7— Acquisition of Anchor Chips, Inc.

On May 25, 1999, Cypress acquired all of the outstanding capital stock of Anchor Chips, Inc. (“Anchor”), a company that designs and markets microcontroller chips to support the Universal Serial Bus applications. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of and since May 25, 1999, the effective date of the purchase. The results of operations of Anchor were included in Cypress’s consolidated results of operations as of and since the effective date of the purchase.

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

(In thousands)
Fair value of tangible net assets	$ (919)
In-process research and development	1,519
Assembled workforce	1,320
Current technology	13,036

Total	$ 14,956

Note 8 — Merger with IC WORKS Incorporated

On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated (“ICW”), which was accounted for as a pooling of interests. The condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW were different. ICW has changed its fiscal year-end to coincide with that of Cypress. Cypress’s consolidated statements of operations for the period ended April 4, 1999 have been combined with ICW’s consolidated statements of operations for the corresponding three month period ended April 3, 1999.

During the quarter ended April 4, 1999, Cypress recorded merger-related transaction costs of $3.7 million related to the acquisition of ICW. These charges, which consist primarily of investment banking and other professional fees, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

Note 9 — Cash and Investments

	July 2, 2000	January 2, 2000
	(In thousands)
Cash and cash equivalents	$578,669	$159,088
Short-term investments	261,709	121,859
Long-term investments	197,675	111,324
Restricted investments	60,945	61,198

Total	$1,098,998	$453,469

Note 10 —Inventories

	July 2, 2000	January 2, 2000
	(In thousands)
Raw materials	$ 10,479	$13,360
Work-in-process	56,331	49,328
Finished goods	34,839	36,098

Total	$101,649	$98,786

Note 11 — Earnings Per Share

Statement of Accounting Standards No. 128 (“SFAS 128”) requires a reconciliation of the numerators and denominators of the basic and diluted per share computations. Basic earnings per share (“EPS”) is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common and all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and the if-converted method is used for determining the number of shares assumed issued from the conversion of the convertible subordinated notes. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below. Three months ended July 2, 2000 and July 4, 1999:

	July 2, 2000			July 4, 1999
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
		(In thousands, except per share amounts)
Basic EPS:
Net income	$65,629	118,186	$0.56	$8,463	107,484	$0.08
Effects of dilutive
securities:
6% Convertible Notes	1,464	6,772		—	—
4% Convertible Notes	1,726	6,119		—	—
3.75% Convertible Notes	128	358		—	—
7.00% Convertible Notes	2	15		—	74
Stock options	—	10,667		—	5,280

Diluted EPS:
Net income	$68,949	142,117	$0.49	$8,463	112,838	$0.08

Six months ended July 2, 2000 and July 4, 1999:

	July 2, 2000				July 4, 1999
	Income		Shares	Per-Share Amount	Income	Shares	Per-Share Amount
			(In thousands, except per share amounts)
Basic EPS:
Net income	$117,66	9	117,014	$1.01	$17,268	104,097	$0.17
Effects of dilutive securi	s:
6% Convertible Notes	3,336		6,772		—	—
4% Convertible Notes	3,375		5,380		—	—
3.75% Convertible Notes	128		179		—	—
7.00% Convertible Notes	5		31		—	48
Stock options	—		11,057		—	4,573

Diluted EPS:
Net income	$124,51	3	140,433	$0.89	$17,268	108,718	$0.16

At July 2, 2000 and July 4, 1999, stock options outstanding were 23,128,000 and 23,359,000, respectively. Of the options outstanding, 471,000 and 4,735,000 shares, on a weighted average basis, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the respective quarters. Convertible debentures outstanding at July 4, 1999 which were convertible to 6,772,000 shares of common stock were also excluded from diluted EPS in that period as their effect was anti-dilutive.

Note 12 — Restructuring

   1998 Restructuring

In March 1998, Cypress implemented an overall cost reduction plan and recorded a $57.1 million restructuring charge related to the impairment of assets ($46.4 million), reduction in work force ($4.8 million), and other transaction costs ($5.9 million). The restructuring entailed:

•	The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.
•	The discontinuance of the 0.6-micron 256K Static Random Access Memory (“SRAM”) production in Fab 2 located in Texas.
•	The conversion of an existing research and development fab located in San Jose (“Fab 1”) to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.
•	The transfer of Cypress’s test operations from its subcontractor, Alphatec, in Thailand to Cypress’s production facility in the Philippines.

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

The following tables set forth charges taken against the restructuring reserve during the six-months ended July 2, 2000 and Cypress’s 1998 restructuring expense and charges taken against the reserve from the date the restructuring commenced through July 2, 2000, respectively.

	Balance January 2, 2000	Utilized	Credits	Balance July 2, 2000
	(In thousands)
Other fixed asset related charges(1)	$1,807	$(159)	$ —	$1,648

	1998 Restructuring Expense	Utilized	Credits	Balance July 2, 2000
	(In thousands)
Write-down of inventory (1)	$3,250	$(3,250)	$ —	$ —
Severance and other employee related charges(1) (2)	5,334	(2,234)	(3,100)	$ —
Other fixed asset related charges(1)	3,030	(862)	(520)	1,648
Provision for phase-down and consolidation of
manufacturing facilities(1)	976	(637)	(339)	—

Total	$12,590	$(6,983)	$(3,959)	$1,648

(1)	Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.
(2)	The amount utilized represents cash payments related to severance of approximately 850 employees.

During the quarter ended April 4, 1999, Cypress reversed $3.7 million of previously provided restructuring costs, $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress’s 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress’s restructuring schedule except for the disposal of equipment. $0.9 million of severance and other employee related charges were reversed at that time. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is in the process of converting its R&D wafer facility in San Jose to eight-inch capability and expects to have the conversion completed by December 2000. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned.

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

The following tables set forth charges taken against the reserve during the six-month period ended July 2, 2000 and Cypress’s 1997 restructuring expense and charges taken against the reserve from the date the restructuring commenced through July 2, 2000 respectively. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining was reversed and taken as a restructuring credit in Q2 2000 when it was determined that no outstanding commitments existed.

	Balance January 2, 2000	Utilized	Credits	Balance July 2, 2000
	(In thousands)
Operating lease costs(1)	$506	$(21)	$(485)	$ —

	1997 Restructuring Expense	Utilized	Credits	Balance July 2, 2000
	(In thousands)
Operating lease costs(1)	$3,615	$(3,130)	$(485)	$ —
Severance and other employee related charges(1)	207	(207)	—	—
Transaction and other costs(1)	2,164	(2,164)	—	—

Total	$5,986	$(5,501)	$(485)	$ —

__________
(1)	Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

Note 13 — Equity and Debt Transactions

During the first quarter of fiscal year 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. Pursuant to this shelf registration statement, on June 26, 2000, Cypress completed a $287.5 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 3.75% and an initial conversion premium of 27%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million.

During the fourth quarter of 1998, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration statement, which was declared effective in the first quarter of 1999, Cypress could, through March 2001, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million. Pursuant to the shelf registration statement, on March 29, 1999, Cypress sold 7.2 million shares of common stock. Cypress received approximately $33.8 million in proceeds, net of issuance costs, from the sale of these shares. Cypress filed an additional registration statement on Form S-3, pursuant to Rule 462(b) under the Securities Act, to register securities in excess of the $300.0 million available under the shelf registration statement. On January 25, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 4.0% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million.

Note 14 — Legal Matters

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, Cypress has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. Cypress is currently, and may in the future be, involved in litigation with respect to alleged infringement by Cypress of another party’s patents. In the future, Cypress may be involved with litigation to:

•	Enforce its patents or other intellectual property rights.
•	Protect its trade secrets and know-how.
•	Determine the validity or scope of the proprietary rights of others.
•	Defend against claims of infringement or invalidity.

Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on Cypress’s business, financial condition and results of operations.

On June 12, 2000, Cypress filed a complaint in the Superior Court of California, against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. Cypress believes that it will ultimately prevail in this matter. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay legal fees and other expenses, which is not expected to have a material adverse effect on Cypress’s financial position and results of operations.

During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of Cypress claiming that none of the patents were infringed by Cypress and that each asserted claim was invalid due to prior art and physical impossibility (i.e. the patents require a step that is physically impossible to perform). On July 7, 2000, the court ruled on post-trial motions filed by EMI, upholding the jury’s findings that the EMI patents are invalid and that Cypress does not infringe the EMI patents. EMI may appeal these rulings. Should EMI appeal the decision of the Federal Court, Cypress intends to defend itself vigorously. However, should the outcome of this action be unfavorable, Cypress’s business, financial condition and results of operations could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson. On February 26, 1999, the Lemelson attorneys sued Cypress and 87 other companies for infringement of 16 patents. Cypress has reviewed and investigated the allegations in the complaint and Cypress believes that the suits are without merit. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress’s financial position and results of operations.

In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust (“the Trust”). In this action, Cypress asked for declaratory relief to the effect that an U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. Cypress believes it has meritorious defenses to the counter-claim and intends to defend itself vigorously. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matters will not have a material effect on Cypress’s consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, Cypress’s business, financial condition and results of operations could be materially and adversely affected.

On October 2, 1997, Cypress filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California (“Superior Court”) in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because no officer of Cypress made any actionable false or misleading statements or omissions. An appeal affirmed the lower court’s finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by Cypress’s officers. On May 4 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. Cypress is appealing the decision. However, the results of litigation are unpredictable. Cypress believes that this action, regardless of its outcome, will have little, if any effect on Cypress’s consolidated financial position or results of operations.

Note 15 — Comprehensive Income

In fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income refers to the change in the equity of a company during a period from transactions except those resulting from investments by owners and distributions to owners. Cypress adopted this statement as of the first quarter of 1998 and has determined that it does not have any components of other comprehensive income.

Note 16 — Segment Reporting

Cypress has two reportable segments, Memory Products and Non-memory Products. The Memory Products segment includes Static Random Access Memories (“SRAMs”) and multichip modules. The Non-memory Products segment includes programmable logic products, data communication devices, interface products, computer products, non-volatile memory products and wafers manufactured by the foundry. Cypress evaluates the performance of its two segments based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses.

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

The tables below set forth information about the reportable segments for three- and six-month periods ended July 2, 2000 and July 4, 1999. Cypress does not allocate income taxes or non-recurring items to segments. In addition, segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three Months Ended		Six Months Ended
	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999
	(In thousands)
Memory	$141,331	$71,890	$263,997	$137,676
Non-memory	159,503	98,935	301,078	192,442

Total consolidated revenues	$300,834	$170,825	$565,075	$330,118

Business Segment Profit (Loss)

	Three Months Ended		Six Months Ended
	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999
	(In thousands)
Memory	$36,727	$(7,715)	$55,369	$(19,616)
Non-memory	49,709	21,952	92,463	42,723
Acquisition and merger costs	(7,592)	(6,070)	(11,801)	(6,102)
Restructuring credits	485	100	485	100
Interest income and other	12,315	3,871	26,717	7,149
Interest expense	(5,501)	(2,465)	(10,067)	(4,790)

Income before provision for
income taxes	$86,143	$9,673	$153,166	$19,464

Note 17 — Recent Accounting Pronouncements

In April 2000, the Financial Accounting Standards Board issued FASB interpretation of No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. We are currently reviewing stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although we do not expect the impact, if any, to be material to our financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Views on Selected Revenue Recognition Issues” which provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 is required by the fourth quarter of fiscal 2000. Management has evaluated SAB 101 and believes that revenue recognition policies currently in place comply with SAB 101.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations and stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2001, are not expected to have a material effect on Cypress’s consolidated financial statements.

Note 18 — Subsequent Events

Merger with Silicon Light Machines

On July 25, 2000, Cypress announced the signing of a definitive agreement to acquire Silicon Light Machines, a privately held supplier of microelectromechanical systems (MEMS) technology applicable to fiber-optic networks and other applications. The merger, which is expected to close during the third quarter of fiscal 2000, is expected to be accounted for as a pooling of interests.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Six Months Ended July 2, 2000

All references are to Cypress’s fiscal quarters ended July 2, 2000 (“Q2 2000”), July 4, 1999 (“Q2 1999”), April 2, 2000 (“Q1 2000”), and April 4, 1999 (“Q1 1999”), unless otherwise indicated. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to future operating results and business plans of Cypress. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in “Factors Affecting Future Results” and elsewhere in this report.

Results of Operations

   Revenues

Revenues for three- and the six-month periods ended July 2, 2000 were $300.8 million and $565.1 million, respectively. Revenues for Q2 2000 increased $130.0 million or 76.1% compared to revenues of $170.8 million for Q2 1999. Revenues of $565.1 million for the six-month period ended July 2, 2000 were $235.0 million or 71.1% higher than the $ 330.1 million recognized in the comparable period of the prior fiscal year. Cypress derives its revenues from the sale of Memory Products and Non-memory Products. Below is a summary of revenues derived from the sale of Memory Products and Non-memory Products.

	Three Months Ended		Six Months Ended
	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999
	(In thousands)
Memory	$141,332	$71,928	$263,992	$137,714
Non-memory	159,502	98,897	301,083	192,404

Total consolidated revenues	$300,834	$170,825	$565,075	$330,118

Sales from Memory Products include Static Random Access Memories (“SRAMs”) and multichip modules. Revenues from the sale of Memory Products for Q2 2000 increased $69.4 million or 96.6% over revenues from the sale of these products for Q2 1999. When comparing revenues for the six months ended July 2, 2000 to the comparable period of the prior fiscal year, Memory Product revenues increased $126.3 million or 91.7%. The increases in Memory Product revenues as compared to the three- and six-month periods ended July 4, 1999 resulted from both higher average selling prices (“ASPs”) and an increase in unit sales. ASPs increased 42% and unit sales increased 55% comparing Q2 2000 to Q2 1999. ASPs increased 37% and unit sales increased 58% comparing the six-month periods ended July 4, 1999 and July 2, 2000. Revenue growth for memory products can be attributed to strong demand in the communications markets. Sales of new products, such as the 1, 2, and 4 Mbit MoBL (“More Battery Life”) SRAMs, have resulted in higher unit sales and higher ASPs.

Non-memory Products include computer products, interface products, data communication devices, non-volatile memory devices and programmable products. Non-memory Products also include foundry revenues. Foundry revenues represent the sale of wafers to customers. Revenues from the sale of Non-memory Products increased $60.6 million or 61.2% comparing Q2 2000 to Q2 1999. The growth related primarily to increases in sales of data communication devices of $32.1 million, interface products of $15.3 million, programmable products of $7.8 million, and timing technology products of $7.5 million. These increases were partially offset by decreases in foundry revenue of $0.5 million and non-volatile memory of $1.6 million. The primary factors contributing to the increase in data communication devices was higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. For the six-month period July 2, 2000 as compared to the same period in the previous fiscal year, revenues from the sale of Non-memory Products increased $108.7 or 56.5%. The increase from the six-month period ended July 4, 1999 to the comparable period in fiscal 2000 related primarily to increases in sales of data communication devices of $55.5 million, interface products of $31.5 million, programmable products of $14.7 million, and timing technology products of $12.2 million. These increases were partially offset by decreases in foundry revenue of $2.5 million and non-volatile memory of $2.8 million. The primary factors contributing to the increase in data communication devices was higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. The increase in revenues for interface products can be attributed to higher unit sales due to the growing market conversion to Universal Serial Bus (“USB”) peripheral products. The net increase in programmable logic devices was a result of higher unit sales and higher ASPs. The revenue growth in timing technology products between the first six-months of fiscal 1999 and 2000 was primarily a result of the increased unit sales due to greater acceptance of Cypress’s clock products.

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

   Cost of Revenues

Cost as a percent of revenue decreased to 44.9% for Q2 2000 as compared to 56.0% in Q2 1999. For the six-month periods ended July 2, 2000 and July 4, 1999, cost as a percent of revenue was 47.1% and 57.2%, respectively. This improvement was brought about by a series of factors including increased value-added products which command higher prices and result in higher margin, strong unit demand, a stable pricing environment and continued cost reduction activities. Since 1998, Cypress has changed its product focus more towards solutions in the data-communications market. This change has resulted in new product offerings having a high value added component. This is in contrast to our prior focus of building larger and faster commodity memory devices. A prime example of this is our MoBL SRAM. The end result of Cypress’ new focus is that selling prices and the resulting margins are generally higher than in prior periods. The communications focus has also resulted in increased unit demand from our customers. Unit demand has further increased due to a strong semiconductor market characterized by tightness in supply even in older commodity products. This has enabled Cypress to enjoy improved factory utilization and absorption over 1999 and into 2000. The tight supply and the offering of more products that are not purely commodity driven has resulted in stable pricing in a business that usually endures price declines over a product-life cycle. Cypress has continued its significant investment in process technology, which has reduced the line widths, and resulting die size. Extensive use of Cypress’s .25 micron technology has led to significant cost reductions particularly in the memory segment. While Cypress is optimistic about its abilities to continue the trend of improving margins, there are significant risk factors, described later in this report that could adversely impinge upon profit margins.

In March 1998, Cypress announced restructuring activities for its domestic wafer fabrication facilities and offshore back-end manufacturing operations. Activities completed to date have increased Cypress’s manufacturing efficiencies and decreased cost of revenues. Cost of revenues as a percent of revenues may be impacted by a variety of factors including but not limited to the following:

•	Product mix;
•	Factory capacity and utilization;
•	Manufacturing yields;
•	Availability of certain raw materials;
•	Terms negotiated with third-party contractors; and
•	Foreign currency fluctuations.

These and other factors could cause a significant increase or decrease on our gross margin in future periods.

   Research &Development

Research and development (“R&D”) expenditures for Q2 2000 were $42.7 million or 14.2% of revenues, compared to $34.1 million or 20.0% of revenues for Q2 1999. R&D costs incurred in the six months ended July 2, 2000 were $81.1 million or 14.4% or revenues compared to $66.2 million or 20.1% of revenues for the comparable period in fiscal 1999. Even though absolute spending in R&D was $8.6 million higher comparing Q2 2000 to Q2 1999, R&D expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The $8.6 million increase in R&D costs from Q2 1999 to Q2 2000 relates primarily to costs associated with new product development at Cypress’s design centers and to the continued development of more advanced process technologies. These factors also contributed to the $14.9 million increase in R&D expenditures from the first six months of fiscal 1999 to the first six months of fiscal 1999.

Cypress expects spending for R&D will continue to increase as Cypress continues its efforts to accelerate the development of new products and migration to more advanced process technologies. Cypress is continuing to explore new markets and improve its design and process technologies in an effort to increase revenues and reduce costs. The foregoing statements regarding Cypress’s R&D spending efforts are forward-looking.

   Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for Q2 2000 were $36.5 million or 12.1% of revenues, compared to $26.9 million or 15.7% of revenues for Q2 1999. SG&A costs incurred for the six months ended July 2, 2000 were $70.1 million or 12.4% of revenues compared to $51.8 million or 15.7% of revenues for the same period in 1999. Even though absolute spending in SG&A was $9.6 million higher comparing Q2 2000 to Q2 1999 and $18.3 million higher comparing the six months ended July 2, 2000 with the same period in 1999, SG&A expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The increase in SG&A costs of $9.6 million from Q2 1999 to Q2 2000 and $18.3 million from the six month periods ended July 4, 1999 to July 2, 2000 relate primarily to higher commission expenses, salary and related benefit costs, legal fees, and expenses for other professional services. The change in all other SG&A expenses from 1999 to 2000 was not significant.

With the exception of variable spending such as incentive bonuses and commissions, Cypress expects recurring SG&A spending to remain relatively constant. The foregoing statement regarding Cypress’s SG&A spending efforts is forward-looking.

   Acquisition and Merger Costs

During Q2 2000, Cypress recorded aggregate merger-related transaction costs of $7.6 million. The $7.6 million of costs incurred in Q2 2000 relate to the amortization of intangible assets recorded during the 1999 acquisitions of Anchor Chips, Arcus, and the MAX 5000 Programmable Logic Device (“PLD”) product line from Altera, and other acquisition costs related to the merger with Alation and the acquisition of RadioCom in Q2 2000. Acquisition costs of $3.6 million related to Alation and RadioCom and consist primarily of deferred compensation, legal, accounting and investment banking fees. During Q2 1999, Cypress recorded aggregate merger-related transaction costs of $6.1 million related primarily to the acquisition of Anchor Chips and Arcus. These charges consist primarily of investment banking and other professional fees.

   1998 Restructuring Costs

In March 1998, Cypress recorded a one-time, pre-tax restructuring charge of $57.1 million related to the impairment of assets ($46.4 million), reduction in work force ($4.8 million), and other transaction costs ($5.9 million). The restructuring entailed:

•	The shutdown of Fab 3 located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.
•	The discontinuance of the 0.6-micron 256K SRAM production in Fab 2 located in Texas.
•	The conversion of an existing research and development fab located in San Jose (“Fab 1”) to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.
•	The transfer of Cypress’s test operations from its subcontractor, Alphatec, in Thailand to Cypress’s production facility in the Philippines.

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

Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress’s restructuring schedule except for the disposal of equipment. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress is in the process of converting its R&D wafer facility in San Jose to eight-inch capability and expects to have the conversion completed by December 2000. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned.

   1999 Restructuring Credits

During Q1 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million for other fixed asset related charges was reversed based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress’s 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

   Interest Expense

Interest expense was $5.5 million and $10.1 million during the three and the six month periods ended July 2, 2000 respectively, compared to $2.5 million and $4.8 million for the three and the six month periods ended July 4, 1999. Interest expense is primarily associated with the 6.0% Convertible Subordinated Notes, issued in September 1997 and due in 2002, the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005, and the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005. The increase of $3.0 million for Q2 1999 relates primarily to the increase in interest due to the January 2000 issuance of the 4.0% Convertible Subordinated Notes. The $5.3 million increase from the six months ended July 4, 1999 relates primarily to the increase in interest due to the January 2000 issuance of the 4.0% Convertible Subordinated Notes.

   Interest Income and Other

Net interest income and other was $12.3 million and $26.7 million for the three- and six-month periods ended July 2, 2000, respectively, compared to $3.9 million and $7.1 million for the three- and six-month periods ended July 4, 1999. Net interest income and other includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-recurring items. The $8.4 million increase from Q2 1999 to Q2 2000 relates primarily to higher interest income due to increased cash balances, primarily resulting from new convertible note issuances in January and June 2000, and higher investment yields. The $19.6 million increase from the first six months of fiscal 1999 to the first six months of fiscal 2000 relates primarily to higher interest income due to increased cash balances, primarily resulting from new convertible note issuances in January and June 2000, and higher investment yields. The six-month period ended July 2, 2000 also includes a $5.0 million non-recurring gain related to the sale of the FCT business.

   Taxes

Cypress’s effective tax rates for Q2 2000 and Q2 1999 were 23.8% and 12.5%, respectively, resulting in an income tax expense of $20.5 million and $1.2 million, respectively. The increase in the effective tax rate from Q2 1999 to Q2 2000 can be attributed to non-deductible in-process research and development charges and merger costs. Cypress’s effective tax rates for Q2 2000 and Q2 1999, excluding non-deductible in-process research and development charges and merger costs, were 22.0 % and 5.0%, respectively. Cypress’s effective rate varies from the U.S. statutory rate due to non-deductible in-process research and development charges and merger costs offset by utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits.

During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination concluded in June 2000. The outcome of the examination did not have a material effect on Cypress’s consolidated financial position or results of operations.

   Net Income and Net Income Per Share

Net income for Q2 2000 was $65.6 million or $0.49 per share on a diluted basis, compared to a net income of $8.5 million or $0.08 per share, on a diluted basis for Q2 1999. Net income for the six months ended July 2, 2000 was $117.7 million or $0.89 per share on a diluted basis, compared to net income of $17.3 million or $0.16 per share on a diluted basis for the six months ended July 4, 1999.

   Earnings Before Goodwill

Cypress reported basic earnings before goodwill (“EBG”) and diluted EBG. EBG refers to earnings excluding pretax acquisition and restructuring related charges and credits, in-process research and development costs, transaction costs and amortization of intangible assets, net of tax. These charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. We have presented EBG as a measure of our operating results, but EBG is not intended to replace operating income or net income as an indicator of operating performance, or to replace cash flow as a measure of liquidity, because EBG is not a concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The table below reconciles basic and diluted net income per share to basic and diluted earnings before goodwill per share, respectively.

Reconciliation of basic net income per share to basic earnings before goodwill:

	Three Months Ended		Six Months Ended
	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999
	(In thousands)
Basic net income per share	$0.56	$0.08	$ 1.01	$ 0.17
Goodwill & Acquisition costs net of taxes per share .	$0.06	$0.05	$ 0.08	$ 0.09
Non-recurring gain on sale of FCT per share	$ —	$ —	$(0.03)	$ —
Restructuring credits net of taxes per share	$ —	$ —	$ —	$(0.04)

Basic earnings before goodwill per share	$0.62	$0.13	$ 1.06	$ 0.22

Reconciliation of diluted net income per share to diluted earnings before goodwill:

	Three Months Ended		Six Months Ended
	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999
	(In thousands)
Diluted net income per share	$0.49	$0.08	$ 0.89	$ 0.16
Goodwill & Acquisition costs net of taxes per share	$0.05	$0.05	$ 0.07	$ 0.09
Non-recurring gain on sale of FCT per share	$ —	$ —	$(0.03)	$ —
Restructuring credits net of taxes per share	$ —	$ —	$ —	$(0.04)

Diluted earnings before goodwill per share	$0.54	$0.13	$ 0.93	$ 0.21

Liquidity and Capital Resources

Cypress’s cash, cash equivalents and short-term investments totaled $840.4 million at July 2, 2000, a $559.4 million increase from the end of fiscal 1999.

During the three- and six-month periods ended July 2, 2000, Cypress purchased $87.6 million and $151.8 million in capital equipment, respectively, compared to $12.3 million and $41.5 million in the same periods in fiscal 1999. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines and its design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.16- and 0.25-micron processes. A majority of the equipment purchased was to increase the capacity and capability of Fab 4 located in Minnesota. Equipment purchased for the Philippines was used to increase manufacturing capacity and tool certain packaging capabilities. Purchases of capital equipment for the technology group are expected to enhance and accelerate research and development capabilities. Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities. Capital expenditures for the remainder of 2000 are expected to be approximately $228.2 million.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. Pursuant to this shelf registration statement, on June 26, 2000, Cypress completed a $287.5 million register-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate 3.75% and an initial conversion premium of 27%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million.

During the fourth quarter of 1998, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration statement, which was declared effective in the first quarter of 1999, Cypress could, through March 2001, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million. Pursuant to the shelf registration statement, on March 29, 1999, Cypress sold 7.2 million shares of common stock. Cypress received approximately $33.8 million in proceeds, net of issuance costs, from the sale of these shares. Cypress filed an additional registration statement on Form S-3, pursuant to Rule 462(b) under the Securities Act, to register securities in excess of the $300.0 million available under the shelf registration statement. On January 25, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 4.0% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million.

In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by Cypress common shares. At July 2, 2000, loans receivable under this program totaled $2.5 million.

In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress’s common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress’s 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During fiscal 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997.

Cypress believes that existing cash and equivalents as well as cash from operations will be sufficient to meet present and anticipated working capital requirements for at least the next twelve months. Cypress’s need for further capacity and resulting capital expansion may result in the need to raise additional capital through debt or equity financing. Conversely, Cypress’s operating results may be adversely impacted by various risk factors causing Cypress to raise additional monies. Although additional financing may be required, Cypress may not be able to obtain the capital or satisfactory terms.

Factors Affecting Future Results

   Risk Factors

Except for the historical information contained herein, the discussion in this Form 10-Q report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements as to the future operating results and business plans of Cypress, that involve risks and uncertainties. We use words such as “anticipate”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.

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

Our operating results have varied widely in the past, and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

•	the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;
•	the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur; and
•	the need for constant, rapid new product introductions which present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result products never achieving expected market demand.

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

We face periods of industry-wide semiconductor over-supply which harm our results.

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

Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

•	data communications and telecommunications equipment;
•	computers and computer related peripherals;
•	automotive electronics;
•	industrial controls;
•	customer electronics equipment; and
•	military equipment.

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

Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. In order to offset these average selling price decreases, we attempt to decrease manufacturing costs of our products, and to introduce new, higher priced products that incorporate advanced features. If our efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

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

Also, we are now and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This kind of litigation is frequently expensive to both the winning party and the losing party and takes up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties, or prohibit us from using essential technologies. For these and other reasons, this kind of litigation could seriously harm our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

Our headquarters, some manufacturing facilities and some of our major vendors’ facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, we could suffer damages that could seriously harm our business, financial condition and results of operations.

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

Our ability to compete successfully in the rapidly evolving high performance portion of the semiconductor technology industry depends on many factors, including:

•	Our success in developing new products and manufacturing technologies;
•	The quality and price of our products;
•	The diversity of our product lines;
•	The cost effectiveness of our design, development, manufacturing and marketing efforts;
•	The pace at which customers incorporate our products into their systems; and
•	The number and nature of our competitors and general economic conditions.

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

International sales represented approximately 50% of our revenues during the six months ended July 2, 2000 and 44% of our revenues during the same period in fiscal 1999. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

•	currency exchange fluctuations,
•	political instability,
•	changes in local economic conditions,
•	the devaluation of local currencies,
•	import and export controls, and
•	changes in tax laws, tariffs and freight rates.

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

We completed four acquisitions in calendar year 1999, three acquisitions in the first six months 2000, recently announced a pending merger with Silicon Light Machines, and may pursue additional acquisitions in the future. If we fail to successfully or properly integrate these businesses, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	the difficulty of integrating acquired technology or products;
•	the difficulty of assimilating the personnel of the acquired companies;
•	the difficulty of coordinating and integrating geographically dispersed operations;
•	our ability to retain customers of the acquired company;
•	the potential disruption of our on-going business and distraction of management;
•	the maintenance of brand recognition of acquired businesses;
•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets; unanticipated expenses related to technology integration;
•	the maintenance of uniform standards, corporate cultures, controls, procedures and policies;
•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
•	the potential unknown liabilities associated with acquired businesses.

We face a number of unknown risks associated with the year 2000 problem.

The year 2000 computer issue creates a variety of risks for us. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as ”00“ as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including amount other things, interruptions in manufacturing, design and process development operations, disruptions in processing business transactions, and disruptions in other normal business activities. Issues related to the year 2000 computer problem could still arise. The risks involve:

•	potential warranty or other claims by customers with respect to errors in our products;
•	errors in systems we use to run our business;
•	errors in systems used by our suppliers;
•	errors in systems used by customers; and
•	potential reduced spending by customers as a result of concerns about potential year 2000 problems.

We have designed most of our products to be year 2000 compliant and have developed corrective measures for other products that were not originally designed to be year 2000 compliant. However, our products may be integrated into or used in conjunction with products supplied by other vendors. We cannot evaluate whether all of the products of other vendors are year 2000 compliant. We may face claims based on year 2000 problems in other companies’ products. We may in the future be required to defend our products in legal proceedings, which could be expensive regardless of the merits of these claims.

If our suppliers, vendors, partners, customers and service providers fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, our normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party’s products have caused the problem. These failures could interrupt our operations and damage our relationships with customers. Due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party suppliers and vendors, we are unable to determine at this time whether third-party year 2000 failures could harm our business, results of operations and financial condition.

Item 3—Quantitative and Qualitative Disclosure About Market Risk

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations.

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into transactions in other currencies, primarily Japanese yen and certain other European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. There have been no significant changes in the market risk disclosures during the three months ended July 2, 2000 as compared to the discussion in our 1999 Annual Report on Form 10-K for the year ended January 2, 2000.

PART II.   OTHER INFORMATION

Item 1 — Legal Proceedings

The information required by this item is included in Part I in Note 14 of Notes to the Condensed Consolidated Financial Statements.

Item 4 —Submission of Matters to a vote of Security Holders

     On May 4, 2000, at Cypress’s Annual Meeting of Shareholders, the nominated slate of directors was elected, the appointment of PricewaterhouseCoopers as Cypress’s independent accountants was ratified, Cypress’s proposal to increase the number of authorized shares of common stock was approved, and the existing policy for the indemnification of officers, directors, employees and agents was clarified. The results of the votes were as follows:

(1)  Election of Directors:

	Total Votes For Each Director	Total Votes Withheld From Each Director
T.J. Rodgers	98,778,474	649,941
Fred B. Bialek	97,794,369	1,634,046
Eric A. Benhamou	98,741,624	686,791
John C. Lewis	98,764,525	663,890
Alan F. Shugart	98,727,311	701,104
(2) Ratify the appointment of PricewaterhouseCoopers as the Independent Accountants of Cypress for the fiscal year ending December 31, 2000:

For	99,228,003	Against	130,721	Abstain	70,291

(3)   To approve the amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock and to clarify our existing policy for the indemnification of our officers, directors, employees and agents.

For	78,703,402	Against	20,611,501
Abstain	114,112	Broker Non-Vote	113,512

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit	27.1—Financial Data Schedule.

b.	Reports on Form 8-K

On June 14, 2000, Cypress filed a report on Form 8-K, which reported under Item 5, that on May 24, 2000, we completed a merger with Alation Systems, Inc. which was accounted for as a pooling of interests. Pursuant to Item 7, we attached the Consolidated Financial Statements reflecting the merger with Alation.

On June 16, 2000, we filed a report on Form 8-K/A, which reported under Item 7 corrections to the report of independent accountants and Exhibit 23.1.

On June 21, 2000, we filed a report on Form 8-K, which reported under Item 7 Exhibits 12.1 and 99.1 related to our 3.75% Convertible Subordinated Notes due in 2005.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORORATION By: /s/ T.J. RODGERS —————————————— T.J. Rodgers President and Chief Executive Officer

By: /s/ EMMANUEL HERNANDEZ —————————————— Emmanuel Hernandez Vice President, Finance and Administration and Chief Financial Officer

Dated: August 16, 2000