Form 10-Q
period 2000-10-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2000-11-15
CIK 791915

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10079

CYPRESS SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2885898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 North First Street, San Jose, California 95134-1599
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (408) 943-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|    No  |_|

The total number of shares of the registrant’s common stock outstanding as of October 29, 2000, was 131,472,000.

CYPRESS SEMICONDUCTOR CORPORATION

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	October 1, 2000	January 2, 2000
ASSETS
Current assets:
Cash and cash equivalents	$531,302	$165,910
Short-term investments	299,943	121,859

Total cash, cash equivalents and short-term investments	831,245	287,769
Accounts receivable, net of allowances of $3,680 at October 1, 2000
and $3,471 at January 2, 2000	181,393	104,097
Inventories, net	98,157	98,786
Other current assets	92,878	78,403

Total current assets	1,203,673	569,055
Property, plant and equipment, net	512,296	359,990
Long-term investments	252,737	111,324
Restricted investments	61,031	61,198
Other assets	74,990	52,026

Total assets	$2,104,727	$1,153,593

The accompanying notes form an integral part of these condensed consolidated financial statements. 1

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	October 1, 2000	January 2, 2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 81,133	$ 104,269
Accrued liabilities	93,259	56,731
Deferred income on sales to distributors	39,573	21,061
Income taxes payable	81,164	20,311

Total current liabilities	295,129	202,372
Convertible subordinated notes	730,500	160,000
Deferred income tax	58,844	56,100
Other long-term liabilities	9,935	11,445

Total liabilities	1,094,408	429,917

Commitments and Contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.01 par value, 650,000 and 250,000 shares authorized;
129,484 and 122,367 issued; 124,314 and 117,197 outstanding
at October 1, 2000 and January 2, 2000	1,295	1,224
Additional paid-in capital	669,085	595,685
Notes receivable from stockholders	(2,128)	(8,186)
Retained earnings	414,791	207,677

	1,083,043	796,400
Less shares of common stock held in treasury at cost:
5,170 and 5,170 shares at October 1, 2000 and January 2, 2000	(72,724)	(72,724)

Total stockholders' equity	1,010,319	723,676

Total liabilities and stockholders' equity	$2,104,727	$1,153,593

The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	October 1, 2000	October 3, 1999
Revenues	$356,229	$194,871

Costs and expenses:
Cost of revenues	147,786	105,514
Research and development	47,893	35,124
Selling, general and administrative	41,010	28,425
Acquisition and merger costs	2,951	2,005

Total operating costs and expenses	239,640	171,068

Operating income	116,589	23,803
Interest expense	(8,016)	(2,517)
Interest income and other	17,008	4,236

Income before income taxes	125,581	25,522
Provision for income taxes	28,358	2,259

Net income	$97,223	$23,263

Net income per share:
Basic	$0.79	$0.20
Diluted	$0.68	$0.19
Shares used in per share calculations:
Basic	123,777	113,760
Diluted	151,112	124,114

The accompanying notes form an integral part of these condensed consolidated financial statements. 3

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share data) (Unaudited)

	Nine Months Ended
	October 1, 2000	October 3, 1999
Revenues	$921,081	$524,989

Costs and expenses:
Cost of revenues	413,767	294,483
Research and development	134,277	105,116
Selling, general and administrative	113,413	81,123
Acquisition and merger costs	14,752	11,818
Restructuring credits	(485)	(3,811)

Total operating costs and expenses	675,724	488,729

Operating income	245,357	36,260
Interest expense	(18,210)	(7,444)
Interest income and other	43,822	11,408

Income before income taxes	270,969	40,224
Provision for income taxes	63,855	4,455

Net income	$207,114	$35,769

Net income per share:
Basic	$1.71	$0.33
Diluted	$1.49	$0.31
Shares used in per share calculations:
Basic	121,350	108,595
Diluted	146,426	115,347

The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2000	October 3, 1999
Cash flow from operating activities:
Net income	$207,114	$35,769
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	100,093	81,815
Gain on sale of FCT product line	(5,000)	—
Acquired in-process research and development	2,025	4,019
Other non-recurring costs	1,964	—
Restructuring credits	(485)	(3,811)
Loss on sales of property, plant and equipment	1,408	711
Amortization of debt issuance costs	2,539	797
Changes in operating assets and liabilities:
Accounts receivable	(77,353)	(23,788)
Inventories	(525)	(21,136)
Other assets	(14,006)	(10,502)
Accounts payable and accrued liabilities	15,734	16,974
Deferred income	18,512	6,120
Income taxes payable	60,853	11,044

Net cash flow generated from operating activities	312,873	98,012

Cash flow from investing activities:
Purchase of investments	(424,473)	(138,746)
Sale or maturities of investments	104,975	35,605
Notes Receivable	—	(7)
Acquisition of Anchor	—	(14,956)
Acquisition of Arcus	—	(9,883)
Acquisition of technology rights	—	(6,950)
Acquisition of property, plant and equipment	(251,213)	(77,111)
Proceeds from sale of FCT product line	7,500	—
Proceeds from the sale of equipment	325	8,679

Net cash flow used for investing activities	(562,886)	(203,369)

Cash flow from financing activities:
Issuance of convertible subordinated notes, net of issuance costs	554,812	—
Issuance of common shares (1)	56,160	—
Re-issuance of treasury shares	—	111,307
Repayment of stockholders' notes	6,073	(2,653)
Issuance of notes to employees	—	(7,892)
Borrowing from (repayment of) notes payable and line of credit	(1,085)	499
Other long-term liabilities	(555)	(836)

Net cash flow generated by financing activities	615,405	100,425

Net change in cash during the quarter ended March 31, 1999 for merger	—	(2,339)
Net increase in cash and cash equivalents	365,392	(7,271)
Cash and cash equivalents, beginning of period	165,910	152,243

Cash and cash equivalents, end of period	$531,302	$144,972

Supplemental Disclosure of Non-Cash Flow Information
(1) Common stock issued for acquisitions	10,214	6,200

The accompanying notes form an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended October 1, 2000

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

Cypress ends its fiscal months, quarters and years on Sundays. For interim financial reporting purposes, Cypress reports on a 13-week quarter. The results of operations for the three-month period ended October 1, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 — Merger with Silicon Light Machines

On August 30, 2000, Cypress completed a merger with Silicon Light Machines (“SLM”), which was accounted for as a pooling of interests. These condensed consolidated financial statements and the notes to the condensed consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and SLM were different, and SLM has changed its fiscal periods to coincide with that of Cypress. Cypress’s consolidated balance sheets as of October 1, 2000 and January 2, 2000 have been combined with SLM’s consolidated balance sheets as of October 1, 2000 and December 31, 1999 respectively. For the purpose of the condensed consolidated statements of operations for the periods ended October 1, 2000 and October 3, 1999, Cypress’s statements of operations have been combined with SLM’s statements of operations for the three month and nine month periods ended October 1, 2000 and September 30, 1999 respectively.

The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the six month periods ended July 2, 2000 and July 4, 1999 and the nine months ended October 3, 1999 are presented below.

Six months ended July 2, 2000:

	Cypress	SLM	Eliminations	Total
		(In thousands)
Total revenue	$565,074	$ —	$(222)	$564,852
Net income	$117,669	$(7,778)	$ —	$109,891
Six months ended July 4, 1999:
	Cypress	SLM	Eliminations	Total
		(In thousands)
Total revenue	$330,118	$ —	$ —	$330,118
Net income	$17,268	$(4,762)	$ —	$12,506
Nine months ended October 3, 1999:
	Cypress	SLM	Eliminations	Total
		(In thousands)
Total revenue	$525,134	$ —	$(145)	$524,989
Net income	$42,515	$(6,746)	$ —	$35,769

During the quarter ended October 1, 2000, Cypress recorded merger-related costs of $0.6 million related to the acquisition of SLM. These charges, which consist primarily of legal and accounting fees, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

Note 3 — Acquisition of RadioCom Corporation

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

(In thousands)
Fair value of tangible net assets	$51
In-process research and development	2,025
Current technology	1,752
Assembled workforce	802
Excess of purchase price over identifiable net assets acquired	5,584

Total	$10,214

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

Note 4 — Merger with Alation Systems, Incorporated

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

The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the three month period ended April 2, 2000, the six month period ended July 4, 1999 and the nine months ended October 3, 1999 are presented below.

Three months ended April 2, 2000:

	Cypress	Alation	Total
		(In thousands)
Total revenue	$264,241	$ —	$264,241
Net income	$ 53,120	$(1,080)	$ 52,040

Six months ended July 4, 1999:
	Cypress	Alation	Total
		(In thousands)
Total revenue	$329,920	$ 198	$330,118
Net income	$ 18,546	$(1,278)	$ 17,268

Nine months ended October 3, 1999:
	Cypress	Alation	Total
		(In thousands)
Total revenue	$524,895	$ 239	$525,134
Net income	$ 44,865	$(2,350)	$ 42,515

During the quarter ended July 2, 2000, Cypress recorded merger-related costs of $1.4 million related to the acquisition of Alation. These charges, which consist primarily of non-cash deferred compensation charges, legal, and accounting, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

Note 5 — Merger with Galvantech Incorporated

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

The results of operations previously reported by the separate companies prior to the merger and included in the results of operations for the six month period ended July 4, 1999 and the nine months ended October 3, 1999 are presented below.

Six months ended July 4, 1999:

	Cypress	Galvantech	Total
		(In thousands)
Total revenue	$313,114	$16,806	$329,920
Net income	$ 17,164	$ 1,382	$ 18,546
Nine months ended October 3, 1999:
	Cypress	Galvantech	Total
		(In thousands)
Total revenue	$497,611	$27,284	$524,895
Net income	$ 43,581	$ 1,284	$ 44,865

During the quarter ended April 2, 2000, Cypress recorded merger-related costs of $1.8 million related to the acquisition of Galvantech. These charges, which consist primarily of legal, accounting and investment banking fees, have been included under acquisition and merger costs in the condensed consolidated statements of operations.

Note 6 — Sale of Fast CMOS Technology Business

On February 25, 2000, Cypress sold its Fast CMOS Technology (“FCT”) business including inventories, product software, all technical data, and a license for the related intellectual property. Total proceeds from the sale were $7.5 million and Cypress recorded a gain of $5.0 million from the sale. In conjunction with this sale, we entered into a supply agreement for the related existing inventories and future requirements, based on historical run rates. Existing inventories of $1.2 million were sold under the agreement in Q1 2000. We have continued to supply product through Q2 and Q3 2000, and expect to complete our obligations under the supply agreement during the fourth quarter of our fiscal year 2000. Revenues from FCT products were approximately 1% of our 1999 revenues.

Note 7 — Acquisition from Altera

On October 5, 1999, Cypress announced that it signed a definitive agreement with Altera Corporation ("Altera") to acquire Altera's MAX 5000 Programmable Logic Device ("PLD") product line and its equity interest in Cypress's water fabrication facility in Round Rock, Texas ("Fab II") for approximately $13.0 million. The acquisition was accounted for as a purchase. In 1988, Altera licensed its MAX 5000 family of products to Cypress in consideration of manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock water fabrication facility. By acquiring Altera's equity interest in October 1999, Fab II is now 100% owned by Cypress.

Note 8 — Acquisition of Arcus Technology Companies

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

Cypress acquired Arcus for a total consideration of $17.7 million, including cash of $11.5 million and stock of $6.2 million, excluding direct acquisition costs of $0.8 million for legal and accounting fees. Through October 1, 2000, Cypress paid $10.5 million in cash and issued $6.2 million in stock. Cypress incurred a one-time charge of $2.0 million in the quarter ended July 2, 2000 due to an acceleration of contractual obligations. The remaining $1.0 million in cash will be paid as certain performance milestones are reached. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(In thousands)
Fair value of tangible net assets	$ 391
In-process research and development	2,500
Current technology	4,400
Assembled workforce	1,600
Deferred compensation	5,553
Excess of purchase price over identifiable net assets acquired	3,264

Total	$17,708

Note 9 — Acquisition of Anchor Chips, Inc.

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

(In thousands)
Fair value of tangible net liabilities .	$ (919)
In-process research and development	1,519
Assembled workforce	1,320
Current technology	13,036

Total	$14,956

Note 10— Merger with IC WORKS Incorporated

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

Note 11 — Cash and Investments

	October 1, 2000	January 2, 2000
	(In thousands)
Cash and cash equivalents	$ 531,302	$165,910
Short-term investments	299,943	121,859
Long-term investments	252,737	111,324
Restricted investments	61,031	61,198

Total	$1,145,013	$460,291

10

Note 12 — Inventories

	October 1, 2000	January 2, 2000
	(In thousands)
Raw materials	$ 9,634	$13,360
Work-in-process	52,363	49,328
Finished goods	36,160	36,098

Total	$98,157	$98,786

Note 13 — Earnings Per Share

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

Three months ended October 1, 2000 and October 3, 1999:

	October 1, 2000			October 3, 199
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net income	$ 97,223	123,777	$0.79	$23,263	113,760	$0.20
Effects of dilutive securities:
6% Convertible Notes	1,464	6,772		—	—
4% Convertible Notes	1,747	6,119		—	—
3.75% Convertible Notes	1,589	4,597		—	—
7.00% Convertible Notes	—	—		—	50
Warrants	—	8		—	6
Stock options	—	9,839		—	10,298

Diluted EPS:
Net income	$102,023	151,112	$0.68	$23,263	124,114	$0.19

Nine months ended October 1, 2000 and October 3, 1999:

	October 2, 2000			October 3, 199
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net income	$207,114	121,350	$1.71	$35,769	108,595	$0.33
Effects of dilutive securities:
6% Convertible Notes	4,800	6,772		—	—
4% Convertible Notes	5,122	5,626		—	—
3.75% Convertible Notes	1,717	1,650		—	—
7.00% Convertible Notes	5	21		—	48
Warrants	—	7		—	6
Stock options	—	11,000		—	6,698

Diluted EPS:
Net income	$218,758	146,426	$1.49	$35,769	115,347	$0.31

At October 1, 2000 and October 3, 1999, stock options outstanding were 23,590,000 and 23,869,000, respectively. Of the options outstanding at October 1, 2000 and October 3, 1999, 1,001,000 and 19,000 shares, on a weighted average basis, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the respective quarters. Convertible debentures outstanding at October 3, 1999 which were convertible to 6,772,000 shares of common stock were also excluded from diluted EPS in that period as their effect was anti-dilutive.

Note 14 — Restructuring

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

The following tables set forth charges taken against the restructuring reserve during the nine-months ended October 1, 2000 and Cypress’s 1998 restructuring expense and charges taken against the reserve from the date the restructuring commenced through October 1, 2000, respectively.

	Balance January 2, 2000	Utilized	Credits	Balance October 1, 2000
	(In thousands)
Other fixed asset related charges(1)	$ 1,807	$ (207)	$ —	$1,600

	1998 Restructuring Reserve	Utilized	Credits	Balance October 1, 2000
	(In thousands)
Write-down of inventory (1)	$ 3,250	$(3,250)	$ —	$ —

Severance and other employee related charges(1) (2) .	5,334	(2,234)	(3,100)	$ —

Other fixed asset related charges(1)	3,030	(910)	(520)	1,600
Provision for phase-down and consolidation of
manufacturing facilities(1)	976	(637)	(339)	—

Total	$12,590	$(7,031)	$(3,959)	$1,600

(1)	Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

(2)	The amount utilized represents cash payments related to severance of approximately 850 employees.

During the quarter ended April 4, 1999, Cypress reversed $3.7 million of previously provided restructuring costs, $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress’s 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required. During Q2 1999, Cypress reversed an additional $0.1 million of previously provided restructuring costs related to Fab 3.

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

The following tables set forth charges taken against the reserve during the first six months of 2000 and Cypress’s 1997 restructuring expense and charges taken against the reserve from the date the restructuring commenced through the completion of restructuring activities in Q2 2000 respectively. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining was reversed and taken as a restructuring credit in Q2 2000 when it was determined that no outstanding commitments existed.

	Balance January 2, 2000	Utilized	Credits	Ending Balance
	(In thousands)
Operating lease costs(1)	$ 506	$ (21)	$(485)	$ —

	1997 Restructuring Reserve	Utilized	Credits	Ending Balance
	(In thousands)

Operating lease costs(1)	$3,615	$(3,130)	$(485)	$ —

Severance and other employee related charges(1)	207	(207)	—	—

Transaction and other costs(1)	2,164	(2,164)	—	—

Total	$5,986	$(5,501)	$(485)	$ —

(1)	Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

Note 15 — Equity and Debt Transactions

On September 7, 2000, Cypress called for the redemption of all its 6% Convertible Subordinated Notes (“Notes”) due in 2002. The aggregate amount of principal outstanding at the time of the call was approximately $160 million. Holders of the Notes could convert their Notes into shares of Cypress’s common stock at a conversion rate of approximately 42.33 shares of stock per $1,000 principal amount of the Notes. Any notes not converted on or before 5:00 p.m., Eastern Time, on October 2, 2000 would be automatically redeemed on October 3, 2000. Holders of the redeemed Notes received a total redemption price of $1,024.33 per $1,000, plus (b) $24.00 premium, plus (c) accrued interest of $0.33, per $1,000 principal amount of the Notes. Substantially all of the Notes were converted prior to the redemption deadline. Unconverted notes with a face value of $14,000 were redeemed on October 3, 2000 per the original terms of the Notes.

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

Note 16 — Legal Matters

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, Cypress has received, and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. Cypress is currently, and may in the future be, involved in litigation with respect to alleged infringement by Cypress of another party’s patents or other intellectual property rights. In the future, Cypress may be involved with litigation to:

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

On October 2, 2000, U.S. Philips Corporation sued Cypress and five other companies in the United State District Court for the Southern District of New York for infringement of U.S. Patent No. 4,689,740, purportedly covering aspects of inter-integrated circuit (“I2C) technology. We have reviewed and investigated the allegations in the complaint and believe that the suit is without merit. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses that we do not expect to have a material adverse effect on our financial position and results of operations.

On June 12, 2000, Cypress filed a complaint in the Superior Court of California, against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. Cypress believes that it will ultimately prevail in this matter. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay legal fees and other expenses that are not expected to have a material adverse effect on Cypress’s financial position and results of operations.

During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of Cypress claiming that none of the patents were infringed by Cypress and that each asserted claim was invalid due to prior art and physical impossibility (i.e. the patents require a step that is physically impossible to perform). On July 7, 2000, the court ruled on post-trial motions filed by EMI, upholding the jury’s findings that the EMI patents are invalid and that Cypress does not infringe the EMI patents. EMI has appealed these rulings, and Cypress intends to defend itself vigorously on appeal. However, should the outcome of this action be unfavorable, Cypress’s business, financial condition and results of operations could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson. On February 26, 1999, the Lemelson attorneys sued Cypress and 87 other companies for infringement of 16 patents in United State District Court for District of Arizona. Cypress has reviewed and investigated the allegations in the complaint and Cypress believes that the suits are without merit. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay damages and other expenses, which could have a material adverse effect on Cypress’s financial position and results of operations.

In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust (“the Trust”). In this action, Cypress asked for declaratory relief to the effect that an U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. On November 8, 2000, the Court of Appeals for the Federal Circuit upheld the ruling of the Eastern District of Virginia. We expect this to the final outcome of this matter, as Cypress’s defenses to the counter-claim were meritorious, and that no further defense activities are necessary.

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

Note 17 — Comprehensive Income

In fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income refers to the change in the equity of a company during a period from transactions except those resulting from investments by owners and distributions to owners. Cypress adopted this statement as of the first quarter of 1998 and has determined that it does not have any material components of other comprehensive income.

Note 18 — Segment Reporting

Cypress has two reportable segments, Memory Products and Non-memory Products. The Memory Products segment includes Static Random Access Memories (“SRAMs”). The Non-memory Products segment includes programmable logic products, data communication devices, interface products, computer products, non-volatile memory products, microelectromechanical systems (“MEMS”) products, and wafers manufactured by the foundry. Cypress evaluates the performance of its two segments based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses.

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

The tables below set forth information about the reportable segments for three- and nine-month periods ended October 1, 2000 and October 3, 1999. Cypress does not allocate income taxes or non-recurring items to segments. In addition, segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Memory	$173,375	$ 78,051	$437,367	$215,765
Non-memory	182,854	116,820	483,714	309,224

Total consolidated revenues	$356,229	$194,871	$921,081	$524,989

Business Segment Profit (Loss)

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Memory	$ 56,857	$ 55	$112,226	$ (19,561)
Non-memory	62,683	25,753	147,398	63,828
Acquisition and merger costs	(2,951)	(2,005)	(14,752)	(11,818)
Restructuring credits	—	—	485	3,811
Interest income and other	17,008	4,236	43,822	11,408
Interest expense	(8,016)	(2,517)	(18,210)	(7,444)

Income before provision for income taxes .	$125,581	$ 25,522	$270,969	$ 40,224

On October 16, 2000, Cypress announced the formation of new profit centers aligned with markets rather than product lines. The new organizations were formed to enhance Cypress’s focus on the communication businesses. The Network market consists of products used in wide area networks (“WAN”) and storage networks (“SN”). The Wireless market includes products used for wireless infrastructure (“WI”) and wireless terminals (“WT”). The Computation and Other market includes products used in computers, peripherals, and other applications. Cypress’s current product lines continue to operate as they have in the past. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of R&D spending.

The tables below set forth revenue information about the markets for the three- and nine-month periods ended October 1, 2000.

Market Segment Net Revenues

	Three Months Ended October 1, 2000	Nine Months Ended October 1, 2000
	(In thousands)
Network	$144,031	$376,904
Wireless	136,968	335,366
Computation & Other	75,230	208,811

Total consolidated revenues	$356,229	$921,081

Note 19 — Recent Accounting Pronouncements

In April 2000, the Financial Accounting Standards Board issued FASB interpretation of No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB Opinion No. 25. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000.

In December 1999, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” as amended by SAB101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Adoption of SAB 101 is required by the fourth quarter of fiscal 2000. The Company is currently assessing the impact of this new Staff Accounting Bulletin on its consolidated financial position, liquidity and results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations and stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, an amendment to SFAS 133, which deferred the effective date of adoption of SFAS 133 for one year. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, an amendment to SFAS 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2001, are not expected to have a material effect on Cypress’s consolidated financial statements.

Note 20 — Subsequent Events

Redemption of Convertible Subordinated Notes

On September 7, 2000, Cypress called for the redemption of all its 6% Convertible Subordinated Notes (“Notes”) due in 2002. In accordance with the terms of the Notes, holders of the Notes could convert their Notes into shares of Cypress’s common stock at a conversion rate of approximately 42.33 shares of stock per $1,000 principal amount of the Notes. Any notes not converted on or before 5:00 p.m., Eastern Time, on October 2, 2000 would be automatically redeemed on October 3, 2000. Holders of the redeemed Notes received a total redemption price of $1,024.33 per $1,000 principal amount of the Notes. The redemption price consisted of: (a) the issue price of $1,000, plus (b) $24.00 of premium, plus (c) accrued interest of $0.33, per $1,000 principal amount of the Notes. Substantially all of the Notes were converted prior to the redemption deadline.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Nine Months Ended October 1, 2000

All references are to Cypress’s fiscal quarters ended October 1, 2000 (“Q3 2000”), October 3, 1999 (“Q3 1999”), July 2, 2000 (“Q2 2000”), July 4, 1999 (“Q2 1999”), April 2, 2000 (“Q1 2000”), and April 4, 1999 (“Q1 1999”), unless otherwise indicated. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to future operating results and business plans of Cypress. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in “Factors Affecting Future Results” and elsewhere in this report.

Results of Operations

Revenues

Revenues for three- and the nine-month periods ended October 1, 2000 were $356.2 million and $921.1 million, respectively. Revenues for Q3 2000 increased $161.3 million or 82.8% compared to revenues of $194.9 million for Q3 1999. Revenues of $921.1 million for the nine-month period ended October 1, 2000 were $396.1 million or 75.4% higher than the $525.0 million recognized in the comparable period of the prior fiscal year. Cypress derives its revenues from the sale of Memory Products and Non-memory Products. Below is a summary of revenues derived from the sale of Memory Products and Non-memory Products.

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Memory	$173,375	$ 78,051	$437,367	$215,765

Non-memory	182,854	116,820	483,714	309,224

Total consolidated revenues	$356,229	$194,871	$921,081	$524,989

Memory Products revenues result from the sales of Static Random Access Memories (“SRAMs”). Revenues from the sale of Memory Products for Q3 2000 increased $95.3 million or 122.1% over revenues from the sale of these products for Q3 1999. When comparing revenues for the nine months ended October 3, 2000 to the comparable period of the prior fiscal year, Memory Product revenues increased $221.6 million or 102.7%. The increases in Memory Product revenues as compared to the three- and nine-month periods ended October 3, 1999 resulted from both higher average selling prices (“ASPs”) and an increase in unit sales. ASPs increased 64% and unit sales increased 35% comparing Q3 2000 to Q3 1999. ASPs increased 36% and unit sales increased 49% comparing the nine-month periods ended October 3, 1999 and October 1, 2000. Unit sales of SRAMs continue to increase due to new product introductions in the synchronous and low power SRAM product families. High average ASPs are a result of strong demand for SRAMs and the continuing increase in the average density (Mbits/unit) of SRAM products sold.

Non-memory Products include computer products, interface products, data communication devices, non-volatile memory devices, programmable products, and microelectromechanical systems (“MEMS”) products. Non-memory Products also include foundry revenues. Foundry revenues represent the sale of wafers to customers. Revenues from the sale of Non-memory Products increased $66.0 million or 56.5% comparing Q3 2000 to Q3 1999. The growth related primarily to increases in sales of data communication devices of $36.0 million, interface products of $14.4 million, programmable products of $6.5 million, timing technology products of $6.4 million, and MEMS products of $4.2 million. These increases were partially offset by decreases in foundry revenue of $0.8 million and non-volatile memory of $0.7 million. The primary factors contributing to the increase in data communication devices were higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. For the nine-month period October 1, 2000 as compared to the same period in the previous fiscal year, revenues from the sale of Non-memory Products increased $174.5 million or 56.4%. The increase from the nine-month period ended October 3, 1999 to the comparable period in fiscal 2000 related primarily to increases in sales of data communication devices of $91.5 million, interface products of $45.8 million, programmable products of $21.4 million, timing technology products of $18.6 million, and MEMS technology of $4.0 million. These increases were partially offset by decreases in foundry revenue of $3.3 million and non-volatile memory of $3.5 million. The primary factors contributing to the increase in data communication devices were higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. The increase in revenues for interface products can be attributed to higher unit sales due to the growing market conversion to Universal Serial Bus (“USB”) peripheral products. The net increase in programmable logic devices was a result of higher unit sales and higher ASPs. The revenue growth in timing technology products between the first nine-months of fiscal 1999 and 2000 was primarily a result of the increased unit sales due to greater acceptance of Cypress’s clock products.

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

Cost of Revenues

Cost as a percent of revenue decreased to 41.5% for Q3 2000 as compared to 54.1% in Q3 1999. For the nine-month periods ended October 1, 2000 and October 3, 1999, cost as a percent of revenue was 44.9% and 56.1%, respectively. This improvement was brought about by a series of factors including an increase in value-added products which command higher prices and result in higher margin, strong unit demand, a stable pricing environment and continued cost reduction activities. Since 1998, Cypress has changed its product focus more towards solutions in the data-communications market. This change has resulted in new product offerings having a high value added component. This is in contrast to our prior focus of building larger and faster commodity memory devices. The end result of Cypress’ new focus is that selling prices and the resulting margins are generally higher than in prior periods. The communications focus has also resulted in increased unit demand from our customers. Unit demand has further increased due to a strong semiconductor market characterized by tightness in supply even in older commodity products. This has enabled Cypress to enjoy improved factory utilization and absorption over 1999 and into 2000. The tight supply and the offering of more products that are not purely commodity driven has resulted in stable pricing in a business that usually endures price declines over a product-life cycle. Cypress has continued its significant investment in process technology, which has reduced the line widths, and resulting die size. Extensive use of Cypress’s .25 micron technology has led to significant cost reductions particularly in the memory segment. While Cypress is optimistic about its abilities to continue the trend of improving margins, there are significant risk factors, described later in this report that could adversely impinge upon profit margins.

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

Research & Development

Research and development (“R&D”) expenditures for Q3 2000 were $47.9 million or 13.4% of revenues, compared to $35.1 million or 18.0% of revenues for Q3 1999. R&D costs incurred in the nine months ended October 1, 2000 were $134.3 million or 14.6% or revenues compared to $105.1 million or 20.0% of revenues for the comparable period in fiscal 1999. Even though absolute spending in R&D was $12.8 million higher comparing Q3 2000 to Q3 1999, R&D expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The $12.8 million increase in R&D costs from Q3 1999 to Q3 2000 relates primarily to costs associated with new product development at Cypress’s design centers and to the continued development of more advanced process technologies. These factors also contributed to the $29.2 million increase in R&D expenditures from the first nine months of fiscal 1999 to the first nine months of fiscal 2000.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for Q3 2000 were $41.0 million or 11.5% of revenues, compared to $28.4 million or 14.6% of revenues for Q3 1999. SG&A costs incurred for the nine months ended October 1, 2000 were $113.4 million or 12.3% of revenues compared to $81.1 million or 15.5% of revenues for the same period in 1999. Even though absolute spending in SG&A was $12.6 million higher comparing Q3 2000 to Q3 1999 and $32.3 million higher comparing the nine months ended October 1, 2000 with the same period in 1999, SG&A expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The increase in SG&A costs of $12.6 million from Q3 1999 to Q3 2000 and $32.3 million from the nine month periods ended October 3, 1999 to October 1, 2000 relate primarily to higher commission expenses, salary and related benefit costs, and expenses for other professional services. The change in all other SG&A expenses from 1999 to 2000 was not significant.

With the exception of variable spending such as incentive bonuses and commissions, Cypress expects recurring SG&A spending to remain relatively constant. The foregoing statement regarding Cypress’s SG&A spending efforts is forward-looking.

Acquisition and Merger Costs

During Q3 2000, Cypress recorded aggregate merger-related transaction costs of $3.0 million. The $3.0 million of costs incurred in Q3 2000 relate to the amortization of intangible assets recorded due to the previous acquisitions of Anchor Chips, Arcus, the MAX 5000 Programmable Logic Device (“PLD”) product line from Altera, and RadioCom, and other acquisition costs related to the merger with Silicon Light Machines in Q3 2000. Acquisition costs of $0.6 million related to Silicon Light Machines consist primarily of legal and accounting fees.

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

Restructuring Credits

During Q2 2000, Cypress reversed $0.5 million of previously provided restructuring costs related to the decision to close down the Cypress (ICW) wafer lab located in San Jose. Cypress determined in Q2 2000 that no outstanding commitments related to this restructuring existed. During Q1 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million for other fixed asset related charges was reversed based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress’s 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required. During Q2 1999, Cypress reversed an additional $0.1 million of previously provided restructuring costs related to Fab 3.

Interest Expense

Interest expense was $8.0 million and $18.2 million during the three and the nine month periods ended October 1, 2000 respectively, compared to $2.5 million and $7.4 million for the three and the nine month periods ended October 3, 1999. Interest expense is primarily associated with the 6.0% Convertible Subordinated Notes, issued in September 1997 and due in 2002, the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005, and the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005. The increase of $5.5 million from Q3 1999 relates primarily to the increase in interest due to the January 2000 issuance of the 4.0% Convertible Subordinated Notes and the June 2000 issuance of the 3.75% Convertible Subordinated Notes. The $10.8 million increase from the nine months ended October 3, 1999 relates primarily to the increase in interest due to the January 2000 issuance of the 4.0% Convertible Subordinated Notes and the June 2000 issuance of the 3.75% Convertible Subordinated Notes. Interest expense is expected to decrease in the next quarter, due to the conversion of substantially all of the outstanding 6.0% Convertible Subordinated Notes on October 2, 2000. Unconverted notes with a face value of $14,000 were redeemed on October 3, 2000.

Interest Income and Other

Net interest income and other was $17.0 million and $43.8 million for the three- and nine-month periods ended October 1, 2000, respectively, compared to $4.2 million and $11.4 million for the three- and nine-month periods ended October 3, 1999. Net interest income and other includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-recurring items. The $12.8 million increase from Q3 1999 to Q3 2000 relates primarily to higher interest income due to increased cash balances, primarily resulting from new convertible note issuances in January and June 2000, and higher investment yields. The $32.4 million increase from the first nine months of fiscal 1999 to the first nine months of fiscal 2000 relates primarily to higher interest income due to increased cash balances, primarily resulting from new convertible note issuances in January and June 2000, and higher investment yields. The nine-month period ended October 1, 2000 also includes a $5.0 million non-recurring gain related to the sale of the FCT business.

Taxes

Cypress’s effective tax rates for Q3 2000 and Q3 1999 were 22.6% and 8.9%, respectively, resulting in income tax expense of $28.4 million and $2.3 million, respectively. Cypress’s effective tax rates for the nine month periods ended October 1, 2000 and October 3, 1999 were 23.6% and 11.1%, respectively, resulting in income tax expense of $ 63.9 million and $ 4.5 million, respectively. The increase in the effective tax rate from three- and nine-month periods ended October 3, 1999 to October 1, 2000 can be attributed to non-deductible in-process research and development charges and merger costs offset by utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits. Cypress’s effective tax rates for the three- and nine-month periods ending October 1, 2000 and October 3, 1999, excluding non-deductible in-process research and development charges and merger costs, were 22.0 % and 5.0%, respectively. Cypress’s effective rate varies from the U.S. statutory rate primarily due to utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits.

Net Income and Net Income Per Share

Net income for Q3 2000 was $97.2 million or $0.68 per share on a diluted basis, compared to a net income for Q3 1999 of $23.3 million or $0.19 per share, on a diluted basis. Net income for the nine months ended October 1, 2000 was $207.1 million or $1.49 per share on a diluted basis, compared to net income of $35.8 million or $0.31 per share on a diluted basis for the nine months ended October 3, 1999.

Earnings Before Goodwill

Cypress reported basic earnings before goodwill (“EBG”) and diluted EBG. EBG refers to earnings excluding goodwill and acquisition costs, restructuring related charges and credits, and non-recurring items. Goodwill and acquisition costs consist of the amortization of intangibles, non-cash deferred compensation expenses, in-process research and development costs, and transaction costs, net of tax. These types of charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. We have presented EBG as a measure of our operating results, but EBG is not intended to replace operating income or net income as an indicator of operating performance, or to replace cash flow as a measure of liquidity, because EBG is not a recognized concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The table below reconciles basic and diluted net income per share to basic and diluted earnings before goodwill per share, respectively.

Reconciliation of basic net income per share to basic earnings before goodwill:

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Basic net income per share	$0.79	$0.20	$1.71	$0.33
Goodwill & Acquisition costs net of taxes per share .	$0.02	$0.02	$0.13	$0.11
Non-recurring gain on sale of FCT per share	$ —	$ —	$(0.04)	$ —
Restructuring credits net of taxes per share	$ —	$ —	$ —	$(0.03)

Basic earnings before goodwill per share	$0.81	$0.22	$1.80	$0.41

Reconciliation of diluted net income per share to diluted earnings before goodwill:

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Diluted net income per share	$0.68	$0.19	$1.49	$0.31
Goodwill & Acquisition costs net of taxes per share .	$0.02	$0.02	$0.11	$0.11
Non-recurring gain on sale of FCT per share	$ —	$ —	$(0.03)	$ —
Restructuring credits net of taxes per share	$ —	$ —	$ —	$(0.03)

Diluted earnings before goodwill per share	$0.70	$0.21	$1.57	$0.39

Liquidity and Capital Resources

Cypress’s cash, cash equivalents and short-term investments totaled $831.2 million at October 1, 2000, a $543.5 million increase from the end of fiscal 1999.

During the three- and nine-month periods ended October 1, 2000, Cypress purchased $99.0 million and $251.2 million in capital equipment, respectively, compared to $35.5 million and $77.1 million in the same periods in fiscal 1999. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines and its design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.16- and 0.25-micron processes. A majority of the equipment purchased was to increase the capacity and capability of Fab 4 located in Minnesota. Equipment purchased for the Philippines was used to increase manufacturing capacity and tool certain packaging capabilities. Purchases of capital equipment for the technology group are expected to enhance and accelerate research and development capabilities. Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities. Capital expenditures for the remainder of 2000 are expected to be approximately $125.0 million.

On September 7, 2000, Cypress called for the redemption of all its 6% Convertible Subordinated Notes (“Notes”) due in 2002. The aggregate amount of principal outstanding at the time of the call was approximately $160 million. Holders of the Notes could convert their Notes into shares of Cypress’s common stock at a conversion rate of approximately 42.33 shares of stock per $1,000 principal amount of the Notes. Any notes not converted on or before 5:00 p.m., Eastern Time, on October 2, 2000 would be automatically redeemed on October 3, 2000. Holders of the redeemed Notes received a total redemption price of $1,024.33 per $1,000, plus (b) $24.00 premium, plus (c) accrued interest of $0.33, per $1,000 principal amount of the Notes. Substantially all of the Notes were converted prior to the redemption deadline. Unconverted notes with a face value of $14,000 were redeemed on October 3, 2000 per the original terms of the Notes.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. Pursuant to this shelf registration statement, on June 26, 2000, Cypress completed a $287.5 million registered placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate 3.75% and an initial conversion premium of 27%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million.

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

In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by Cypress common shares. At October 1, 2000, loans receivable under this program totaled $2.1 million.

In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress’s common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress’s 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During fiscal 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997. No additional treasury shares have been reissued during fiscal 2000.

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

Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’lives, and we expect this trend to continue. In order to offset these average selling price decreases, we attempt to decrease manufacturing costs of our products, and to introduce new, higher priced products that incorporate advanced features. If our efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

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

Our headquarters, some manufacturing facilities and some of our major vendors’facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, we could suffer damages that could seriously harm our business, financial condition and results of operations.

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

International sales represented approximately 52% of our revenues during the nine months ended October 1, 2000 and 44% of our revenues during the same period in fiscal 1999. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

We completed four acquisitions in calendar year 1999, four acquisitions in the first nine months of 2000, and may pursue additional acquisitions in the future. If we fail to successfully or properly integrate these businesses, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	the difficulty of integrating acquired technology or products;

•	the difficulty of assimilating the personnel of the acquired companies;

•	the difficulty of coordinating and integrating geographically dispersed operations;

•	our ability to retain customers of the acquired company;

•	the potential disruption of our on-going business and distraction of management;

•	the maintenance of brand recognition of acquired businesses;

•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the maintenance of uniform standards, corporate cultures, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	the potential unknown liabilities associated with acquired businesses.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations. Cypress also has certain debt obligations with a variable rate structure; based on LIBOR plus a fixed adder. The interest rates on these obligations will vary with changes in LIBOR. However, because this debt is securitized with interest bearing investments or cash, interest income will offset any interest expense changes and there will be no material effect to Cypress’s financial performance.

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into transactions in other currencies, primarily Japanese yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. There have been no significant changes in the market risk disclosures during the nine months ended October 1, 2000 as compared to the discussion in our 1999 Annual Report on Form 10-K for the year ended January 2, 2000.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

The information required by this item is included in Part I in Note 16 of Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 27.1 — Financial Data Schedule.

b.	Reports on Form 8-K

On July 11, 2000, Cypress filed a report on Form 8-K, which reported under Item 5, that on June 26, 2000, Cypress completed the offering of our 3.75% Convertible Subordinated Notes due July 1, 2005, and reported under Item 7, the subordinated indenture related to these securities.

On July 27, 2000, Cypress filed a report on Form 8-K, which reported under Item 5, that on June 29, 2000, Cypress completed the acquisition of RadioCom Corporation which was accounted for as a purchase

On September 20, 2000, Cypress filed a report on Form 8-K, which reported under Item 5, that on August 30, 2000, Cypress completed a merger with Silicon Light Machines which was accounted for as a pooling of interests.

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

Dated: November 15, 2000 32