Form 10-Q/A
period 2000-10-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2001-01-23
CIK 791915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

CYPRESS SEMICONDUCTOR CORPORATION

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited) (Restated, see Note 2)

		October 1, 2000	January 2, 2000
ASSETS
Current assets:
Cash and cash equivalents		$531,302	$159,088
Short-term investments		299,943	121,859

Total cash, cash equivalents and short-term investments		831,245	280,947
Accounts receivable, net of allowances of $3,680 at October 1, 2000
and $3,471 at January 2, 2000		181,393	104,143
Inventories, net		98,157	98,786
Other current assets		92,878	78,117

Total current assets		1,203,673	561,993
Property, plant and equipment, net		512,296	358,206
Long-term investments		252,737	111,324
Restricted investments		61,031	61,198
Other assets		245,435	54,237

Total assets	;	$2,275,172	$1,146,958

The accompanying notes form an integral part of these condensed consolidated financial statements. 3

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited) (Restated, see Note 2)

	October 1, 2000	January 2, 2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,133	$103,691
Accrued liabilities	97,425	56,291
Deferred income on sales to distributors	32,740	21,061
Income taxes payable	80,833	20,311

Total current liabilities	292,131	201,354
Convertible subordinated notes	730,500	160,000
Deferred income tax	103,604	56,100
Other long-term liabilities	9,935	10,884

Total liabilities	1,136,170	428,338

Commitments and Contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.01 par value, 650,000 and 250,000 shares authorized;
129,294 and 119,092 issued; 124,313 and 114,111 outstanding
at October 1, 2000 and January 2, 2000	1,293	1,191
Additional paid-in capital	795,246	560,742
Notes receivable from stockholders	(2,128)	(8,186)
Retained earnings	417,315	237,597

	1,211,726	791,344
Less shares of common stock held in treasury at cost:
4,981 and 4,981 shares at October 1, 2000 and January 2, 2000	(72,724)	(72,724)

Total stockholders’ equity	1,139,002	718,620

Total liabilities and stockholders’ equity	$2,275,172	$1,146,958

The accompanying notes form an integral part of these condensed consolidated financial statements. 4

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share data) (Unaudited) (Restated, see Note 2)

	Three Months Ended
	October 1, 2000	October 3, 1999
Revenues	$352,687	$195,016

Costs and expenses:
Cost of revenues	147,783	105,514
Research and development	47,954	33,862
Selling, general and administrative	40,350	27,879
Acquisition and merger costs	35,557	2,005

Total operating costs and expenses	271,644	169,260

Operating income	81,043	25,756
Interest expense	(7,953)	(2,468)
Interest income and other	16,987	4,218

Income before income taxes	90,077	27,506
Provision for income taxes	28,028	2,259

Net income	$62,049	$25,247

Net income per share:
Basic	$0.51	$0.23
Diluted	$0.45	$0.21
Shares used in per share calculations:
Basic	121,139	110,982
Diluted	148,474	120,932

The accompanying notes form an integral part of these condensed consolidated financial statements. 5

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share data) (Unaudited) (Restated, see Note 2)

	Nine Months Ended
	October 1, 2000	October 3, 1999
Revenues	$917,762	$525,134

Costs and expenses:
Cost of revenues	413,752	294,483
Research and development	129,089	100,103
Selling, general and administrative	110,489	79,680
Acquisition and merger costs	47,358	11,818
Restructuring credits	(485)	(3,811)

Total operating costs and expenses	700,203	482,273

Operating income	217,559	42,861
Interest expense	(18,020)	(7,258)
Interest income and other	43,704	11,367

Income before income taxes	243,243	46,970
Provision for income taxes	63,525	4,455

Net income	$179,718	$42,515

Net income per share:
Basic	$1.52	$0.40
Diluted	$1.34	$0.38
Shares used in per share calculations:
Basic	118,389	106,392
Diluted	143,112	112,789

The accompanying notes form an integral part of these condensed consolidated financial statements. 6

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited) (Restated, see Note 2)

	Nine Months Ended
	October 1, 2000	October 3, 1999
Cash flow from operating activities:
Net income	$179,718	$42,515
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	102,650	81,337
Gain on sale of FCT product line	(5,000)	—
Acquired in-process research and development	32,425	4,019
Other non-recurring costs	1,964	—
Restructuring credits	(485)	(3,811)
Loss on sales of property, plant and equipment	1,408	711
Amortization of debt issuance costs	2,539	797
Changes in operating assets and liabilities:
Accounts receivable	(77,034)	(23,815)
Inventories	(384)	(21,136)
Other assets	(14,070)	(10,242)
Accounts payable and accrued liabilities	14,756	20,389
Deferred income	11,679	6,120
Income taxes payable	60,522	11,044

Net cash flow generated from operating activities	310,688	107,928

Cash flow from investing activities:
Purchase of investments	(424,472)	(138,746)
Sale or maturities of investments	104,975	35,605
Notes Receivable	—	(7)
Cash acquired in acquisition	8,617	—
Acquisition of Anchor	—	(14,956)
Acquisition of Arcus	—	(9,883)
Acquisition of technology rights	—	(6,950)
Acquisition of property, plant and equipment	(250,714)	(76,799)
Proceeds from sale of FCT product line	7,500	—
Proceeds from the sale of equipment	325	8,679

Net cash flow used for investing activities	(553,769)	(203,057)

Cash flow from financing activities:
Issuance of convertible subordinated notes, net of issuance costs	554,812	—
Issuance of common shares (1)	55,783	—
Re-issuance of treasury shares	—	92,958
Repayment of stockholders’ notes	6,058	(2,653)
Issuance of notes to employees	—	(7,892)
Borrowing from (repayment of) notes payable and line of credit	(1,085)	499
Other long-term liabilities	(273)	(1,411)

Net cash flow generated by financing activities	615,295	81,501

Net change in cash during the quarter ended March 31, 1999 for merger	—	(2,339)
Net increase in cash and cash equivalents	372,214	(15,967)
Cash and cash equivalents, beginning of period	159,088	151,390

Cash and cash equivalents, end of period	$531,302	$135,423

Supplemental Disclosure of Non-Cash Flow Information
(1) Common stock and options issued for acquisitions	171,371	6,200

The accompanying notes form an integral part of these condensed consolidated financial statements. 7

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

Note 2 —Restatement

The financial statements as of October 1, 2000 and January 2, 2000 and for the three and nine month periods ended October 1, 2000 and October 3, 1999 included in this Amendment to the Quarterly Report on Form 10-Q have been restated to reflect the acquisition of Silicon Light Machines as a purchase pursuant to Accounting Principles Board Opinion No. 16 “Business Combinations”. Silicon Light Machines was previously accounted for using the pooling of interests method. This change in accounting method was due to Cypress’s Board of Directors authorizing the repurchase of up to five million shares of Cypress common stock on November 30, 2000. As a result, the financial statements as of October 1, 2000 and January 2, 2000 and for the three and nine month periods ended October 1, 2000 and October 3, 1999 have been restated from the amounts previously reported to reflect treatment of the Silicon Light Machines as a purchase.

The following tables reflect selected line items that were effected by this change.

	October 1, 2000		January 2, 2000
	Previously Reported	Restated	Previously Reported	Restated
	(In thousands)		(In thousands)
Cash	$ 531,302	$ 531,302	$ 165,910	$ 159,088
Total current assets	1,203,673	1,203,673	569,055	561,993
Other assets	74,990	245,435	52,026	54,237
Total assets	2,104,727	2,275,172	1,153,593	1,146,958

Total current liabilities	295,129	292,131	202,372	201,354
Deferred income taxes	58,844	103,604	56,100	56,100
Total liabilities	1,094,408	1,136,170	429,917	428,338

Additional paid in capital	669,085	795,246	595,685	560,742
Retained Earnings	414,791	417,315	207,677	237,597
Total stockholders equity	1,010,319	1,139,002	723,676	718,620

	Three Months Ended October 1, 2000		Three Months Ended October 3, 1999
	Previously Reported	Restated	Previously Reported	Restated
	(In thousands,except per share data)
Revenues	$356,229	$352,687	$194,871	$195,016
Research and Development	47,893	47,954	35,124	33,862
Selling, general and administrative	41,010	40,350	28,425	27,879
Acquisition and merger costs	2,951	35,557	2,005	2,005
Operating income	116,589	81,043	23,803	25,756
Net income	97,223	62,049	23,263	25,247
Net income per share
Basic	$ 0.79	$ 0.51	$ 0.20	$ 0.23
Diluted	$ 0.68	$ 0.45	$ 0.19	$ 0.21

	Nine Months Ended October 1, 2000		Nine Months Ended October 3, 1999
	Previously Reported	Restated	Previously Reported	Restated
	(In thousands, except per share data)
Revenues	$921,081	$917,762	$524,989	$525,134
Research and Development	134,277	129,089	105,116	100,103
Selling, general and administrative	113,413	110,489	81,123	79,680
Acquisition and merger costs	14,752	47,358	11,818	11,818
Operating income	245,357	217,559	36,260	42,861
Net income	207,114	179,718	35,769	42,515
Net income per share
Basic	$ 1.71	$ 1.52	$ 0.33	$ 0.40
Diluted	$ 1.49	$ 1.34	$ 0.31	$ 0.38

Note 3 — Acquisition of Silicon Light Machines (Restated)

On August 30, 2000, Cypress acquired all of the outstanding capital stock of Silicon Light Machines (“SLM”) that Cypress did not previously own. SLM is a supplier of microelectromechanical systems (“MEMS”) technology applicable to fiber-optic networks and other applications. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of August 30, 2000, the effective date of the purchase. There are no significant differences between the accounting policies of Cypress and Silicon Light Machines.

Cypress acquired Silicon Light Machines for a total consideration of $164.0 million, including $161.2 million in stock, an existing $2.2 million investment, and direct acquisition costs of $0.6 million for legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on appraisals prepared by an independent appraisal firm using estimates and projections provided by management. The appraisal firm used valuation methods that are widely recognized and commonly used in the valuation of technology assets. The asset values estimates are as follows:

(In thousands)
Fair value of tangible net assets	$ 17,017
In-process research and development	30,400
Current technology	150,080
Assembled workforce	6,580
Deferred Income Taxes	(44,760)
Excess of purchase price over identifiable net assets acquired	4,696

Total	$164,013

The valuation method used to value the in-process technology of SLM is a form of discounted cash flow method commonly known as the “percentage of completion” approach whereby the cash flow derived from the technology is multiplied by the percentage of completion of the in-process technology. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology of SLM is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 30.0%, which we believe was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to complete the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed, the tasks to be completed to bring the project to technical and commercial feasibility.

The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using discount rates of 10.0% and 27.0% (depending on the products), which was believed appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for all employee categories to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

Development of in-process technology remains a substantial risk to Cypress due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation as well as the valuation of other intangible assets was prepared by an independent appraisal firm, based on inputs from Cypress and SLM management, utilizing valuation methods that are recognized by the SEC staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in appraiser’s valuation model and require Cypress to revise the amount allocated to in-process research and development.

The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized over their respective estimated useful lives of between four and seven years using the straight-line method.

Summarized below are the unaudited pro forma results of Cypress as though SLM had been acquired at January 4, 1999. Adjustments have been made for the estimated increases in amortization related to the purchase of core technology, completed products, workforce, amortization of stock-based compensation and other appropriate pro forma adjustments.

	Three months ended		Nine months ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands, except per share data)
Total revenue	$356,229	$194,871	$921,081	$524,989
Net income (loss)	93,993	14,037	187,753	4,508

Net income per share
Basic	$ 0.78	$ 0.13	$ 1.59	$ 0.04
Diluted	$ 0.67	$ 0.12	$ 1.39	$ 0.04

The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1999 or of future results of operations of the combined companies. The charge for purchased in process research and development has not been included in the pro forma results above because it is nonrecurring and directly related to the acquisition.

Note 4 — Acquisition of RadioCom Corporation

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

Cypress acquired RadioCom for a total consideration of $10.2 million in stock. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on appraisals prepared by management using valuation methods that are widely recognized and commonly used in the valuation of technology assets. The asset values estimates are as follows:

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

Note 5 — Merger with Alation Systems, Incorporated

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

Note 6 — Merger with Galvantech Incorporated

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

Note 7 — Sale of Fast CMOS Technology Business

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

Note 8 — Acquisition from Altera

On October 5, 1999, Cypress announced that it signed a definitive agreement with Altera Corporation (“Altera”) to acquire Altera’s MAX 5000 Programmable Logic Device (“PLD”) product line and its equity interest in Cypress’s wafer fabrication facility in Round Rock, Texas (“Fab II”) for approximately $13.0 million. The acquisition was accounted for as a purchase. In 1988, Altera licensed its MAX 5000 family of products to Cypress in consideration of manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock wafer fabrication facility. By acquiring Altera’s equity interest in October 1999, Fab II is now 100% owned by Cypress.

Note 9 — Acquisition of Arcus Technology Companies

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

Cypress acquired Arcus for a total consideration of $17.7 million, including cash of $11.5 million and stock of $6.2 million. Through October 1, 2000, Cypress paid $10.5 million in cash and issued $6.2 million in stock. Cypress incurred a one-time charge of $2.0 million in the quarter ended July 2, 2000 due to an acceleration of contractual obligations. The remaining $1.0 million in cash will be paid as certain performance milestones are reached. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

(In thousands)
Fair value of tangible net assets	$ 391
In-process research and development	2,500
Current technology	4,400
Assembled workforce	1,600
Deferred compensation	5,553
Excess of purchase price over identifiable net assets acquired	3,264

Total	$17,708

Note 10 — Acquisition of Anchor Chips, Inc.

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

Cypress paid approximately $15.0 million in cash. In addition Cypress assumed net liabilities of approximately $0.9 million. The total purchase consideration of $15.0 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on the valuation completed by management, using a valuation methodology commonly applied by independent appraisers, as follows:

(In thousands)
Fair value of tangible net liabilities	$ (919)
In-process research and development	1,519
Assembled workforce	1,320
Current technology	13,036

Total	$ 14,956

Note 11 — Merger with IC WORKS Incorporated

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

Note 12 — Cash and Investments (Restated)

	October 1, 2000	January 2, 2000
	(In thousands)
Cash and cash equivalents	$ 531,302	$159,088
Short-term investments	299,943	121,859
Long-term investments	252,737	111,324
Restricted investments	61,031	61,198

Total	$1,145,013	$453,469

Note 13 — Inventories

	October 1, 2000	January 2, 2000
	(In thousands)
Raw materials	$ 9,634	$13,360
Work-in-process	52,363	49,328
Finished goods	36,160	36,098

Total	$98,157	$98,786

Note 14 — Earnings Per Share (Restated)

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

Three months ended October 1, 2000 and October 3, 1999:

	October 1, 2000			October 3, 1999
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net income	$62,049	121,139	$0.51	$25,247	110,982	$0.23
Effects of dilutive securities:
6% Convertible Notes	1,464	6,772		—	—
4% Convertible Notes	1,747	6,119		—	—
3.75% Convertible Notes	1,589	4,597		—	—
7.00% Convertible Notes	—	—		—	48
Warrants	—	8		—	—
Stock options	—	9,839		—	9,902

Diluted EPS:
Net income	$66,849	148,474	$0.45	$25,247	120,932	$0.21

Nine months ended October 1, 2000 and October 3, 1999:

	October 2, 2000			October 3, 1999
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net income	$179,718	118,389	$1.52	$42,515	106,392	$0.40
Effects of dilutive securities:
6% Convertible Notes	4,800	6,772		—	—
4% Convertible Notes	5,122	5,626		—	—
3.75% Convertible Notes	1,717	1,650		—	—
7.00% Convertible Notes	5	21		—	48
Warrants	—	3		—	—
Stock options	—	10,651		—	6,349

Diluted EPS:
Net income	$191,362	143,112	$1.34	$42,515	112,789	$0.38

At October 1, 2000 and October 3, 1999, stock options outstanding were 23,590,000 and 23,489,000, respectively. Of the options outstanding at October 1, 2000 and October 3, 1999, 1,001,000 and 19,000 shares, on a weighted average basis, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the respective quarters. Convertible debentures outstanding at October 3, 1999 which were convertible to 6,772,000 shares of common stock were also excluded from diluted EPS in that period as their effect was anti-dilutive.

Note 15 — Restructuring

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

	Balance January 2, 2000	Utilized	Credits	Ending Balance
	(In thousands)
Operating lease costs(1)	$506	$(21)	$(485)	$ —

	1997 Restructuring Reserve	Utilized	Credits	Ending Balance
	(In thousands)
Operating lease costs(1)	$3,615	$(3,130)	$(485)	$ —
Severance and other employee related charges(1)	207	(207)	—	—
Transaction and other costs(1)	2,164	(2,164)	—	—

Total	$5,986	$(5,501)	$(485)	$ —

(1)	Classified on the Condensed Consolidated Balance Sheet as part of accrued liabilities.

Note 16 — Equity and Debt Transactions

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

Note 17 — Legal Matters

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

On October 2, 2000, U.S. Philips Corporation sued Cypress and five other companies in the United State District Court for the Southern District of New York for infringement of U.S. Patent No. 4,689,740, purportedly covering aspects of inter-integrated circuit (“I2C”) technology. We have reviewed and investigated the allegations in the complaint and believe that the suit is without merit. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses that we do not expect to have a material adverse effect on our financial position and results of operations.

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

Note 18 — Comprehensive Income

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

Note 19 — Segment Reporting (Restated)

Cypress has two reportable segments, Memory Products and Non-memory Products. The Memory Products segment includes Static Random Access Memories (“SRAMs”). The Non-memory Products segment includes programmable logic products, data communication devices, interface products, computer products, non-volatile memory products, microelectromechanical systems (“MEMS”) technology, and wafers manufactured by the foundry. Cypress evaluates the performance of its two segments based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses.

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

Business Segment Net Revenues

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Memory	$173,375	$ 78,051	$437,372	$215,727
Non-memory	179,312	116,965	480,390	309,407

Total consolidated revenues	$352,687	$195,016	$917,762	$525,134

Business Segment Profit (Loss)

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Memory	$ 56,857	$ 55	$ 112,226	$(19,561)
Non-memory	59,743	27,706	152,206	70,429
Acquisition and merger costs	(35,557)	(2,005)	(47,358)	(11,818)
Restructuring credits	—	—	485	3,811
Interest income and other	16,987	4,218	43,704	11,367
Interest expense	(7,953)	(2,468)	(18,020)	(7,258)

Income before provision for
income taxes	$ 90,077	$ 27,506	$ 243,243	$ 46,970

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

The tables below set forth revenue information about the markets for the three- and nine-month periods ended October 1, 2000.

Market Segment Net Revenues

	Three Months Ended October 1, 2000	Nine Months Ended October 1, 2000
	(In thousands)
Network	$142,604	$375,569
Wireless	135,607	334,083
Computation & Other	74,476	208,110

Total consolidated revenues	$352,687	$917,762

Note 20 — Recent Accounting Pronouncements

In April 2000, the Financial Accounting Standards Board issued FASB interpretation of No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB Opinion No. 25. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000.

In December 1999, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Adoption of SAB 101 is required by the fourth quarter of fiscal 2000. The Company is currently assessing the impact of this new Staff Accounting Bulletin on its consolidated financial position, liquidity and results of operations.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations and stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, an amendment to SFAS 133, which deferred the effective date of adoption of SFAS 133 for one year. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, an amendment to SFAS 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2001, are not expected to have a material effect on Cypress’s consolidated financial statements.

Note 21 — Subsequent Events (Restated)

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

Authorization of Share Repurchase

On November 30, 2000, the Board of Directors of Cypress authorized the repurchase of up to 5 million shares of Cypress’s outstanding common stock which is listed on the New York Stock Exchange under the symbol CY. On December 21, 2000, the Board of Directors of Cypress authorized the repurchase of an additional 5 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the repurchase program to 10 million. As of December 29, 2000, 6.3 million shares were repurchased at an average cost of $22.90 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Nine Months Ended October 1, 2000 (Restated)

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

The financial statements as of October 1, 2000 and January 2, 2000 and for the three and nine months ended October 1, 2000 and October 3, 1999 included in this Amendment to the Quarterly Report on Form 10-Q have been restated to reflect a change in accounting treatment from the pooling of interest method to the purchase method related to the acquisition of Silicon Light Machines. This change in accounting method was required due to Cypress’s Board of Directors authorizing the repurchase of up to five million shares of Cypress common stock on November 30, 2000. The tables in Note 2 of the financial statements reflect the previously reported and restated amounts for selected balance sheet and income statement captions as a result of this accounting change.

Results of Operations

   Revenues

Revenues for the three- and nine-month periods ended October 1, 2000 were $352.7 million and $917.8 million, respectively. Revenues for Q3 2000 increased $157.7 million or 80.9% compared to revenues of $195.0 million for Q3 1999. Revenues of $917.8 million for the nine-month period ended October 1, 2000 were $392.6 million or 74.8% higher than the $525.1 million recognized in the comparable period of the prior fiscal year. Cypress derives its revenues from the sale of Memory Products and Non-memory Products. Below is a summary of revenues derived from the sale of Memory Products and Non-memory Products.

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999
	(In thousands)
Memory	$173,375	$ 78,051	$437,372	$215,727
Non-memory	179,312	116,965	480,390	309,407

Total consolidated revenues	$352,687	$195,016	$917,762	$525,134

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

Non-memory Products include computer products, interface products, data communication devices, non-volatile memory devices, programmable products, and microelectromechanical systems (“MEMS”) technology. Non-memory Products also include foundry revenues. Foundry revenues represent the sale of wafers to customers. Revenues from the sale of Non-memory Products increased $62.3 million or 53.3% comparing Q3 2000 to Q3 1999. The growth related primarily to increases in sales of data communication devices of $36.0 million, interface products of $14.4 million, programmable products of $6.5 million, timing technology products of $6.4 million, and MEMS products of $0.5 million. These increases were partially offset by decreases in foundry revenue of $0.8 million and non-volatile memory of $0.7 million. The primary factors contributing to the increase in data communication devices were higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. For the nine-month period October 1, 2000 as compared to the same period in the previous fiscal year, revenues from the sale of Non-memory Products increased $171.0 million or 55.3%. The increase from the nine-month period ended October 3, 1999 to the comparable period in fiscal 2000 related primarily to increases in sales of data communication devices of $91.5 million, interface products of $45.8 million, programmable products of $21.4 million, timing technology products of $18.6 million, and MEMS technology of $0.5 million. These increases were partially offset by decreases in foundry revenue of $3.3 million and non-volatile memory of $3.5 million. The primary factors contributing to the increase in data communication devices were higher unit sales and higher ASPs, particularly in the specialty memory and channel line of products. The increase in revenues for interface products can be attributed to higher unit sales due to the growing market conversion to Universal Serial Bus (“USB”) peripheral products. The net increase in programmable logic devices was a result of higher unit sales and higher ASPs. The revenue growth in timing technology products between the first nine-months of fiscal 1999 and 2000 was primarily a result of the increased unit sales due to greater acceptance of Cypress’s clock products.

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

   Cost of Revenues

Cost as a percent of revenue decreased to 41.9% for Q3 2000 as compared to 54.1% in Q3 1999. For the nine-month periods ended October 1, 2000 and October 3, 1999, cost as a percent of revenue was 45.1% and 56.1%, respectively. This improvement was brought about by a series of factors including an increase in value-added products which command higher prices and result in higher margin, strong unit demand, a stable pricing environment and continued cost reduction activities. Since 1998, Cypress has changed its product focus more towards solutions in the data-communications market. This change has resulted in new product offerings having a high value added component. This is in contrast to our prior focus of building larger and faster commodity memory devices. The end result of Cypress’ new focus is that selling prices and the resulting margins are generally higher than in prior periods. The communications focus has also resulted in increased unit demand from our customers. Unit demand has further increased due to a strong semiconductor market characterized by tightness in supply even in older commodity products. This has enabled Cypress to enjoy improved factory utilization and absorption over 1999 and into 2000. The tight supply and the offering of more products that are not purely commodity driven has resulted in stable pricing in a business that usually endures price declines over a product-life cycle. Cypress has continued its significant investment in process technology, which has reduced the line widths, and resulting die size. Extensive use of Cypress’s .25 micron technology has led to significant cost reductions particularly in the memory segment. While Cypress is optimistic about its abilities to continue the trend of improving margins, there are significant risk factors, described later in this report that could adversely impinge upon profit margins.

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

These and other factors could cause a significant increase or decrease on our gross margin in future periods. 25

   Research & Development

Research and development (“R&D”) expenditures for Q3 2000 were $48.0 million or 13.6% of revenues, compared to $33.9 million or 17.4% of revenues for Q3 1999. R&D costs incurred in the nine months ended October 1, 2000 were $129.1 million or 14.1% of revenues compared to $100.1 million or 19.1% of revenues for the comparable period in fiscal 1999. Even though absolute spending in R&D was $14.1 million higher comparing Q3 2000 to Q3 1999, R&D expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The $14.1 million increase in R&D costs from Q3 1999 to Q3 2000 relates primarily to costs associated with new product development at Cypress’s design centers and to the continued development of more advanced process technologies. These factors also contributed to the $29.0 million increase in R&D expenditures from the first nine months of fiscal 1999 to the first nine months of fiscal 2000.

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

   Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for Q3 2000 were $40.4 million or 11.4% of revenues, compared to $27.9 million or 14.3% of revenues for Q3 1999. SG&A costs incurred for the nine months ended October 1, 2000 were $110.5 million or 12.0% of revenues compared to $79.7 million or 15.2% of revenues for the same period in 1999. Even though absolute spending in SG&A was $12.5 million higher comparing Q3 2000 to Q3 1999 and $30.8 million higher comparing the nine months ended October 1, 2000 with the same period in 1999, SG&A expenditures as a percentage of revenues declined as the increase in revenues far exceeded the increase in spending. The increase in SG&A costs of $12.5 million from Q3 1999 to Q3 2000 and $30.8 million from the nine-month periods ended October 3, 1999 to October 1, 2000 relate primarily to higher commission expenses, salary and related benefit costs, and expenses for other professional services. The change in all other SG&A expenses from 1999 to 2000 was not significant.

With the exception of variable spending such as incentive bonuses and commissions, Cypress expects recurring SG&A spending to remain relatively constant. The foregoing statement regarding Cypress’s SG&A spending efforts is forward-looking.

   Acquisition and Merger Costs

During Q3 2000, Cypress recorded aggregate merger-related costs of $35.6 million. Of the merger-related costs incurred during Q3 2000, $33.3 million related to the merger with Silicon Light Machines, which was completed on August 30, 2000. SLM acquisition costs consisted of $30.4 million for in-process research and development and $2.9 million for the amortization of intangible assets. In addition, $2.3 million of the costs recorded in Q3 2000 related to the amortization of intangible assets recorded due to the previous acquisitions of Anchor Chips, Arcus, the MAX 5000 Programmable Logic Device (“PLD”) product line from Altera, and RadioCom. During Q3 1999, Cypress recorded aggregate merger-related costs of $2.0 million related primarily to the amortization of intangible assets recorded due to the acquisitions of Anchor Chips and Arcus in Q2 1999.

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

26

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

   Restructuring Credits

During Q2 2000, Cypress reversed $0.5 million of previously provided restructuring costs related to the decision to close down the Cypress (ICW) wafer fab located in San Jose. Cypress determined in Q2 2000 that no outstanding commitments related to this restructuring existed. During Q1 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.5 million for other fixed asset related charges was reversed based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress’s 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required. During Q2 1999, Cypress reversed an additional $0.1 million of previously provided restructuring costs related to Fab 3.

   Interest Expense

Interest expense was $8.0 million and $18.0 million during the three- and nine-month periods ended October 1, 2000 respectively, compared to $2.5 million and $7.3 million for the three- and the nine-month periods ended October 3, 1999. Interest expense is primarily associated with the 6.0% Convertible Subordinated Notes, issued in September 1997 and due in 2002, the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005, and the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005. The increase of $5.5 million from Q3 1999 relates primarily to the increase in interest due to the January 2000 issuance of the 4.0% Convertible Subordinated Notes and the June 2000 issuance of the 3.75% Convertible Subordinated Notes. The $10.7 million increase from the nine months ended October 3, 1999 relates primarily to the increase in interest due to the January 2000 issuance of the 4.0% Convertible Subordinated Notes and the June 2000 issuance of the 3.75% Convertible Subordinated Notes. Interest expense is expected to decrease in the next quarter, due to the conversion of substantially all of the outstanding 6.0% Convertible Subordinated Notes on October 2, 2000. Unconverted notes with a face value of $14,000 were redeemed on October 3, 2000.

   Interest Income and Other

Net interest income and other was $17.0 million and $43.7 million for the three- and nine-month periods ended October 1, 2000, respectively, compared to $4.2 million and $11.4 million for the three- and nine-month periods ended October 3, 1999. Net interest income and other includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-recurring items. The $12.8 million increase from Q3 1999 to Q3 2000 relates primarily to higher interest income due to increased cash balances, primarily resulting from new convertible note issuances in January and June 2000, and higher investment yields. The $32.3 million increase from the first nine months of fiscal 1999 to the first nine months of fiscal 2000 relates primarily to higher interest income due to increased cash balances, primarily resulting from new convertible note issuances in January and June 2000, and higher investment yields. The nine-month period ended October 1, 2000 also includes a $5.0 million non-recurring gain related to the sale of the FCT business.

   Taxes

Cypress’s effective tax rates for Q3 2000 and Q3 1999 were 31.1% and 8.2%, respectively, resulting in income tax expense of $28.0 million and $2.3 million, respectively. Cypress’s effective tax rates for the nine month periods ended October 1, 2000 and October 3, 1999 were 26.1% and 9.5%, respectively, resulting in income tax expense of $63.5 million and $4.5 million, respectively. The difference in the effective tax rates for the three- and nine-month periods ended October 3, 1999 to October 1, 2000 can be attributed to non-deductible in-process research and development charges and merger costs offset by utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits. Cypress’s effective tax rates for the three- and nine-month periods ending October 1, 2000 and October 3, 1999, excluding non-deductible in-process research and development charges and merger costs, were 22.0 % and 5.0%, respectively. Cypress’s effective rate varies from the U.S. statutory rate primarily due to utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits.

   Net Income and Net Income Per Share

Net income for Q3 2000 was $62.0 million or $0.45 per share on a diluted basis, compared to a net income for Q3 1999 of $25.2 million or $0.21 per share, on a diluted basis. Net income for the nine months ended October 1, 2000 was $179.7 million or $1.34 per share on a diluted basis, compared to net income of $42.5 million or $0.38 per share on a diluted basis for the nine months ended October 3, 1999.

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

Reconciliation of basic net income per share to basic earnings before goodwill:

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999

Basic net income per share	$0.51	$0.23	$ 1.52	$ 0.40
Goodwill & Acquisition costs net of taxes per share	$0.31	$0.02	$ 0.43	$ 0.11
Non-recurring gain on sale of FCT per share	$ —	$ —	$(0.04)	$ —
Restructuring credits net of taxes per share	$ —	$ —	$ —	$(0.03)

Basic earnings before goodwill per share	$0.82	$0.25	$ 1.89	$ 0.48

Reconciliation of diluted net income per share to diluted earnings before goodwill:

	Three Months Ended		Nine Months Ended
	October 1, 2000	October 3, 1999	October 1, 2000	October 3, 1999

Diluted net income per share	$0.45	$0.21	$ 1.34	$ 0.38
Goodwill & Acquisition costs net of taxes per share	$0.25	$0.02	$ 0.35	$ 0.10
Non-recurring gain on sale of FCT per share	$ —	$ —	$(0.03)	$ —
Restructuring credits net of taxes per share	$ —	$ —	$ —	$(0.03)

Diluted earnings before goodwill per share	$0.70	$0.23	$ 1.64	$ 0.45

Liquidity and Capital Resources

Cypress’s cash, cash equivalents and short-term investments totaled $831.2 million at October 1, 2000, a $550.3 million increase from the end of fiscal 1999. 28

During the three- and nine-month periods ended October 1, 2000, Cypress purchased $98.9 million and $250.7 million in capital equipment, respectively, compared to $35.2 million and $76.8 million in the same periods in fiscal 1999. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines and its design and technology groups. Equipment purchased for its fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.16- and 0.25-micron processes. A majority of the equipment purchased was to increase the capacity and capability of Fab 4 located in Minnesota. Equipment purchased for the Philippines was used to increase manufacturing capacity and tool certain packaging capabilities. Purchases of capital equipment for the technology group are expected to enhance and accelerate research and development capabilities. Cypress continues its efforts to increase its manufacturing capabilities and capacity and to enhance its research and development capabilities. Capital expenditures for the remainder of 2000 are expected to be approximately $125.0 million.

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

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. Pursuant to this shelf registration statement, on June 26, 2000, Cypress completed a $287.5 million registered placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate 3.75% and an initial conversion premium of 27.0%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million.

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

In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress’s common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress’s 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During fiscal 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997. During fiscal 2000, the Board of Directors authorized the repurchase of up to 10.0 million shares of Cypress common stock. As of December 29, 2000, 6.3 million shares were repurchased. No additional treasury shares have been reissued during fiscal 2000.

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

Factors Affecting Future Results

   Risk Factors

Except for the historical information contained herein, the discussion in this Form 10-Q/A report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements as to the future operating results and business plans of Cypress, that involve risks and uncertainties. We use words such as “anticipate”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this Form 10-Q/A. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.

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

33

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
International sales represented approximately 50% of our revenues during the nine months ended October 1, 2000 and 44% of our revenues during the same period in fiscal 1999. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

•	currency exchange fluctuations,

•	political instability,

•	changes in local economic conditions,

•	the devaluation of local currencies,

•	import and export controls, and

•	changes in tax laws, tariffs and freight rates.

34

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

35

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations. Cypress also has certain debt obligations with a variable rate structure, based on LIBOR plus a fixed adder. The interest rates on these obligations will vary with changes in LIBOR. However, because this debt is securitized with interest bearing investments or cash, interest income will offset any interest expense changes and there will be no material effect to Cypress’s financial performance.

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

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

The information required by this item is included in Part I in Note 17 of Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

On July 27, 2000, Cypress filed a report on Form 8-K, which reported under Item 5, that on June 29, 2000, Cypress completed the acquisition of RadioCom Corporation which was accounted for as a purchase

On September 20, 2000, Cypress filed a report on Form 8-K, which reported under Item 5, that on August 30, 2000, Cypress completed the acquistition of Silicon Light Machines.

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

Dated: January 22, 2001 38