Form 10-K
period 2000-12-31
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2001-03-26
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X]                      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000

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
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (408) 943-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value 4% Convertible Subordinated Notes due 2005 3.75% Convertible Subordinated Notes due 2005	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [X]

     At February 23, 2001, registrant had outstanding 126,534,000 shares of Common Stock.

     The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 23, 2001 on the New York Stock Exchange, was approximately $2,703,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant’s 2001 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

INDEX

Page 2

PART I

ITEM I. BUSINESS

     This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in “Risk Factors” and elsewhere in this Report.

General

     Cypress Semiconductor Corporation (“Cypress”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computers, and instrumentation systems. We currently offer approximately 420 products through a network of sales offices, distributors, and sales representative firms. In fiscal 2000, international sales accounted for 49% of our total sales. Our products are sold to a wide range of customers, including Alcatel Alsthom S.A., Cisco Systems, Inc., International Business Machines Corporation, Intel Corporation, Lucent Technologies, Inc., Motorola, Inc., NEC Corporation, Nortel Networks Corporation, 3Com Corporation, and Sony Corporation.

     Cypress was founded in 1982 and our initial strategy was to provide innovative high-performance complementary metal-oxide silicon (“CMOS”) integrated circuits to niche markets that were believed to be too small to be targeted by the established semiconductor manufacturers. In 1992, we modified our strategy to focus on selected high-volume commodity memory products, which could be brought to market quickly and cost-effectively. This strategy was successful until 1996 when the average selling prices of memory products began to decline. To offset the effects of declining selling prices and its impact on revenues from commodity products, we modified our strategy by diversifying our product mix to focus on more value added products. We directed our sales and marketing efforts and new product development resources, towards the data communication and telecommunication end markets.

     In fiscal 2000, Cypress formed four new divisions designed to enhance our focus on serving end markets. The WAN (Wide Area Networks) and SAN (Storage Area Networks) divisions are helping to provide product definition in the networking arena. Similarly, the WIN (Wireless Infrastructure) and WIT (Wireless Terminals) divisions help focus our efforts in the wireless space. We capture the balance of products in a computation and other category. Our current product lines continue to operate as they have in the past and are still the core internal reporting entities. This new market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and new product development resources.

     Because of the highly competitive nature of the semiconductor industry, its cyclicality and anticipated pressure on average selling prices over the life of any particular product, our ability to successfully implement this strategy and achieve our revenue, earnings and gross margin goals will depend upon a number of factors. These factors include, but are not limited to, our ability to:

•	maintain our position in high-performance markets;

•	increase our presence in data communications and telecommunications markets;

•	continue to successfully design and develop new products utilizing advanced semiconductor design and process technologies in a timely fashion;

•	improve manufacturing yields and reduce manufacturing costs and cycle time; and

•	effectively market and sell our products in light of significant domestic and international competition.

     Cypress was incorporated in California in December 1982. The initial public offering of our common stock occurred in May 1986, at which time our common stock commenced trading on the Nasdaq National Market. In February 1987, we reincorporated in Delaware and on October 17, 1988 listed our common stock on the New York Stock Exchange.

Products

     We have traditionally organized our product offerings in two business segments, memory products and non-memory products. Our memory product segment includes integrated circuits on silicon wafers manufactured using leading edge process technology. A significant portion of the wafers we produce for memory products are manufactured at our technologically advanced, eight-inch wafer production facility located in Bloomington, Minnesota, which we refer to as Fab 4. Some of our products have high unit sales volume and experience significant shifts in supply and demand; these factors mean a potentially greater exposure to fluctuations in average selling price and gross margin. Sales of memory products are generally driven by higher volumes, and results of operations are improved through advancements in technology and attainment of lower manufacturing costs. With its focused communications strategy, Cypress has reduced its dependency on commodity memories.

     A majority of the wafers we produce for non-memory products are manufactured at our six-inch fab located in Texas, which we refer to as Fab 2. For non-core technologies, we purchase wafers fabricated from other foundries in limited quantities. Unit sales volume of non-memory products are generally lower than memory products, but gross margins are typically higher. Future sales and results of operations of non-memory products are driven by the introduction of new products, design wins and improvements in technology. Because the semiconductor industry is characterized by rapid technological change, resulting in products with greater speed, densities and performance capabilities and by the continuing evolution of process technologies, our success will continue to depend upon the timely development, introduction and market acceptance of new products in the non-memory products business segment.

     Please refer to our Note 13 to our annual financial statements included in this Report for detailed information about the composition of revenues from our memory and non-memory product market segments.

Memory Products

     Our memory products primarily serve the networking, wireless communications and computation markets.

     Static RAM (Static Random Access Memory). Static RAMs are used for storage and retrieval of data in data communication, telecommunication, computers and other electronic systems. Common applications in the networking markets include hubs, switches, routers, test and measurement instrumentation, video and simulation. Applications in the wireless communication market include cellular phones, pagers, radios, global positioning satellite systems and cellular base stations.

     The overall static RAM market is characterized by the need for many different densities (number of bits per memory circuit), organizations (number of bits available to the user in a single access of the RAM) and levels of power consumption (low power and ultra-low-power devices are required for portable battery operated equipment). In addition, the market is divided into fast asynchronous, slow micro-power and synchronous sectors. This differentiation of the static RAM market when combined with the different RAM features incorporated by various manufacturers, the need for military, industrial and commercial grade products, the need for different package types, and the grading of product by speed and power, requires a complex product portfolio to serve the diverse needs of these specific markets. Cypress has products in each of the three static RAM sectors (fast asynchronous, slow micro-power and synchronous). We offer parts with densities including 64K, 256K, 512K, 1 Meg, 2 Meg, 3 Meg, 4 Meg, 8 Meg and 9 Meg. We also offer parts with organizations including x1, x4, x8, x16, x18, x24, x32 and x36. Synchronous architectures include NoBL, pipeline and flowthru.

Non-Memory Products

     Non-memory products include a variety of products that serve the data communications, telecommunications, personal computer, PC peripheral, military and consumer markets. Non-memory products include Physical Layer (“PHY”), data communication, clock and USB products. Key products in the portfolio include our HOTLink optical transceivers, the Roboclock family of clock buffers, our low skew and low jitter programmable clocks, our broad portfolio of specialty multi-port memories and our plug and play USB devices.

     PHY (PHYsical Layer) Our family of high-performance SONET/SDH (Synchronous Optical Network/Synchronous Digital Hierarchy) transceivers move SONET or SDH frames between equipment at the SONET/SDH data rates of 51.85Mbps (OC-1), 155.52Mbps (OC-3), and 2.488Gbps (OC-48). Our latest addition to this family was the world’s most integrated OC-48 SERDES, which meets the stringent requirements of WAN switches and routers by having Bellcore compliant jitter specifications.

     HOTLink (High-speed Optical Transceiver Link). Our HOTLink serial transceivers are the industry standard products for moving serial data at rates from 50-400 Mbps. These products support a variety of applications and industrial protocols including fibre channel, enterprise system connection, asynchronous transfer mode, digital video broadcast, Advanced Micro Devices, Inc.’s TAXI™ protocol, generic backplane and point-to-point applications.

     RoboClock. Our RoboClock family of high-performance programmable clock buffers offer very high-performance specifications (i.e. zero propagation delay and 50/50 duty cycle) and programmable features (i.e. programmable skew and multiply/divide functions) allowing customers to compensate for clock skews arising from varying circuit board trace lengths and device set-up and hold times. We recently added the next generation of RoboClock devices by introducing the RoboClock IITM programmable clock skew buffer, which doubles the performance of the original family by operating up to 200-MHz, supporting 18 outputs, and adding more multiply, divide, and skew options.

     Multi-port Memories. Dual-port and QuadPortTM RAMs are memories that can be accessed by two or four different processors or busses simultaneously. Multi-ports are designed to be memory solutions for shared-memory and switching applications, including networking switches and routers, cellular base stations, mass storage devices, and telecommunication equipment. Our family of synchronous and asynchronous multi-port RAMs range in density from 8 Kbit to 9 Mbit in x8, x9, x16, x18, and x36 configurations. We further enhanced our leadership position in multi-ports by introducing the world’s first 9 Mbit Dual-port and the world’s first high-density (1-megabit) / high-performance (10 Gbps) QuadPort RAM.

     First-in, First-out (“FIFOs”). FIFOs are used as an elasticity buffer between systems operating at different frequencies. We offer FIFO memories in a variety of high-bandwidth synchronous and asynchronous architectures with industry-standard pinouts. We have recently added 32 new x36 FIFOs and the world’s highest bandwidth FIFO (The Beast™ FIFO) to our portfolio.

     Programmable Clocks. We are a leader in the timing technology device market primarily due to our clocks and clock distribution circuits. Clocks, or Phase-Locked Loop (“PLL”) based frequency synthesizers, integrate essentially all frequency generation and timing control functions of a communications and/or microprocessor based system, thus reducing size, power consumption and cost. These devices are widely used in personal computers, disk drives, modems, some office/home office (“SOHO”) network routers and hubs, digital video disks, and home video games. We are the only supplier offering true field-programmable clocks, and all our clock outputs have the desired characteristics of high drive, low jitter, low electro-magnetic interference (“EMI”), and low skew.

     USB (Universal Serial Bus). USB is a four-wire connection between a PC and its peripherals (such as keyboards, mice, printers, joysticks, scanners and modems), facilitating an easy-to-use architecture known as “plug and play.” This new standard has been supported by Microsoft Corporation, Intel Corporation and other large original equipment manufacturers, referred to as OEMs. In 1997, we entered into a strategic alliance with Microsoft to produce our first USB product, an 8-bit, RISC-based microcontroller for Microsoft’s new Internet mouse. In 1999 we acquired Anchor Chips, Inc. to expand our high-performance USB product line. We now make USB microcontrollers for a broad range of peripherals from personal computers, mice and keyboards to high-performance devices such as DSL modems and digital cameras, giving us the broadest USB product portfolio in the industry.

     PLDs (Programmable Logic Devices). The logic in an electrical system performs the non-memory functions, such as floating-point mathematics or the organization and routing of signals throughout a computer system. This constitutes a significant portion of the circuitry in most systems. We manufacture several families of programmable logic circuits, which are programmable by the user. PLDs facilitate the replacement of many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. Our PLD portfolio consists of a wide variety of devices ranging from simple PLDs such as the Flash 22V10, to the very-high-density complex PLDs such as the Cypress Ultra37000™, Quantum38K™, and Delta39K™ CPLD families. We have recently added the Programmable Serial Interface (“PSI”) family to our portfolio, which integrates our serial link technology with our Delta39K CPLD products. All our products are supported by the Warp™ software tool set, which enables design description in either VHDL (very high-speed integrated circuit hardware description language), an industry standard developed by Cypress or in Verilog, another industry standard.

     PROMs (Programmable Read-Only Memories). Read-only memory, referred to as ROM, is a memory in which the data is fixed even when the power is off. ROMs are used to provide start up data to computers when they are turned on. PROMs are blank ROMs that can be customized by the customer to fit specific needs. They are used in computer-peripherals, telecommunications systems and instrumentation equipment which store fixed data that is not to be altered during normal machine operations. We have been a supplier of high-performance CMOS PROMs since 1984. These early devices were the first to combine the fast memory access of PROM with the low power consumption of CMOS technology. We offer a broad family of high-performance PROMs ranging in density from 4K to 256K bits, available in a variety of standard and proprietary user interfaces.

     Bluetooth. We have announced our entry into the fast-growing wireless PHY market by developing Bluetooth chips. Bluetooth is an industry standard technology that allows short range (3 to 100 meters) communication to take place without wires. Cell phones, PDA’s and PC’s are adopting this standard as a way to exchange data and to connect to the Internet. The technology is also appropriate for printers, scanners, digital cameras as well as mice, keyboards, joysticks, headsets and many other products. Our first Bluetooth chips are expected to be available in 2001. We are evaluating a number of other wireless markets where our low cost development can best be leveraged.

     PSoC(Programmable System-on-Chip) Microcontrollers. PSoC Microcontrollers are microprocessors used in a wide variety of embedded applications such as communications, industrial control, and consumer products. The entire microprocessor system is implemented on a single chip, but most applications require additional components. The trend is toward increasing the amount of the application that can be placed on a single chip. The Cypress PSoC Microcontroller is the first entry in the marketplace to support both the addition of analog (non-digital) capability and the ability to configure each device to fit each application’s specific device requirements.

     GLV™ (Grating Light Valve™). The GLV™ technology represents a new approach to the challenge of high resolution, high contrast imaging. To create a GLV™ device, microelectromechanical systems (“MEMS”) techniques are used to form tiny picture elements, or pixels, on the surface of a silicon chip. Each of these pixels is made up of multiple ribbon-like structures, which can be moved up or down over a very small distance by controlling electrostatic forces. The ribbons are arranged such that each pixel is capable of either reflecting or diffracting light, which allows an array of pixels, when appropriately addressed by control signals, to form a pattern of light and dark points on the surface of the chip. An image is created by collecting the reflected or diffracted light with an appropriate lens system, either to be projected onto a front or rear screen system, or to be viewed directly by the eye. This technology has enabled new levels of performance for a variety of display and print applications including high definition television (“HDTV”), digital cinema, simulation and high-resolution digital photofinishing. In addition, the core MEMS technology is being applied in the fast growing optical networking segment.

Research and Development

     We place great emphasis on research and development (“R&D”). This is partially reflected by our commitment of significant management resources to continuously improve process and product design development cycle time. Our current product strategy requires rapid development of new products using emerging process technologies while minimizing R&D costs. We perform research and development at two levels: research and development related to process technology, and research and development related to new product design.

     The major focus of our process technology research is the continuous migration to smaller geometries. Currently, we are qualifying our 0.15-micron technology in manufacturing. We are simultaneously developing our 0.12-micron technology in our eight-inch R&D Fab in San Jose, California. This R&D Fab, which was converted from six-inch wafer to eight-inch wafer capability in fiscal 2000, is now compatible with our manufacturing Fab in Minnesota.

     In July 2000, Cypress entered into an agreement with Mosel Vitelic (“Mosel”) to jointly develop a 0.12-micron process technology, to be deployed initially in Cypress’s R&D Fab in San Jose. Under the agreement, Mosel engineers will work with Cypress’s existing Fab 1 research and development team on defining a 0.12-micron manufacturing process. Cypress and Mosel also agreed over time to share some of the costs of purchasing new equipment to facilitate tighter process geometries. The agreement will allow Cypress and Mosel to continue to offer cutting-edge process technology, which we expect will produce new high-performance, market-leading products more economically and quickly.

     We have a central design group that focuses on new product design and improvement of design methodologies. This group has ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property (“IP”) blocks from a controlled IP library, development of computer-aided design tools and improved design business processes. We currently have 50 design teams in place working on new product designs. Design and related software development work primarily occurs at centers located in the United States, the United Kingdom, Ireland and India.

Manufacturing

     In fiscal 2000, we continued to manufacture our products at two sub-micron wafer fabrication facilities located in Minnesota and Texas. These fabrication facilities utilize our proprietary 0.25 through 0.8-micron CMOS, 0.25 and 0.8-micron BiCMOS, and 0.65-micron Flash technologies. To enhance our competitive position, we emphasized programs to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, eliminate manufacturing steps, improve defect densities, improve yields and ultimately lower manufacturing costs. We invested $258 million in fiscal 2000 to increase the capacity and capability of our primary wafer fabrication plants, Fab 2 and Fab 4. We invested $20 million in fiscal 2000 to upgrade our San Jose Fab to eight-inch capability. We have continued to use various foundries to augment production on non-core technologies. We intend to focus on developing RAM and BiCMOS technologies in our own wafer fabrication plants.

     Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials; however, there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. New suppliers must go through a qualification process. Raw materials used are subject to testing and quality control inspections. The availability of raw materials used in the manufacture of semiconductors is subject to fluctuation as worldwide demand for semiconductors increases or decreases.

     A significant portion of our assembly and test operations is performed by our highly automated assembly and test facility in the Philippines, which accounted for over 40% of our fiscal 2000 output, the balance being performed by various offshore subcontractors. Our Philippines facility primarily manufactures high volume products and packages where our ability to significantly leverage manufacturing costs is high. The Philippines plant currently has capability for numerous types of packaging and testing and will be developing the capability for several other packages in the near future. In fiscal 2000, we invested $11 million in capital to expand our Philippines’ manufacturing capability with state-of-the-art equipment. When fully utilized, this plant is expected to provide approximately 57% of our assembly and test manufacturing capacity.

     The complicated nature of our wafer fabrication process often results in certain wafers being rejected or individual die on each wafer to be non-functional, adversely affecting manufacturing yields. Similar yield losses may be experienced in the assembly and test phase of manufacturing. Our philosophy is to prevent the yield loss and/or quality problems to the extent possible through analytical and statistical manufacturing controls. We test our products at various stages in the fabrication, assembly and test processes. We perform high temperature burn-in testing as well as continuous reliability monitoring on our products, and conduct numerous quality control inspections throughout the entire production flow using quality control analytic equipment. This combination of manufacturing controls, product testing and quality control inspections is intended to reduce costs while maintaining an uninterrupted supply of product.

     During fiscal 2000, Cypress began work on enterprise-wide order management, manufacturing planning and distribution information systems, in order to improve manufacturing cycle times, customer responsiveness and delivery. These projects will be completed in 2001.

Marketing and Sales

     We use four channels to sell our products: direct OEM sales by our sales force; sales by manufacturing representative firms; sales through domestic distributors; and sales through international trading companies and representative firms. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. We also have a strategic accounts group and a contract manufacturing group, which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, who are specialists in our product portfolio and work with customers to “design in” our products for their systems. Field application engineers also help us identify emerging markets and new products.

     International revenues accounted for 49% of our total revenues in fiscal 2000 compared to 49% in 1999 and 43% in 1998, respectively. Please refer to Note 13 to our annual financial statements included with this Report for additional information on geographic distribution of our revenues. Sales to Motorola, Inc. accounted for 10.9% of total revenues in fiscal 2000. Sales to two distributors accounted for greater than 10% of total revenues in fiscal 2000; sales to one distributor accounted for greater than 10% of total revenues in 1999 and 1998. Sales to Arrow Electronics, Inc. were 18.0%, 19.1% and 29.4% in fiscal 2000, 1999 and 1998, respectively. Sales to Future Electronics Corporation were 14.1% of total revenues in fiscal 2000.

     We typically warrant our products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product.

Backlog

     Our sales are typically made using standard purchase orders for delivery of catalog products. Customer relationships are generally not subject to long-term contracts. However, Cypress has entered into long-term supply agreements with Alcatel Alsthom S.A., Cisco Systems, Inc., Flextronics International Ltd., Intel Corporation, Lucent Technologies, Inc., Motorola, Inc., Nortel Networks Corporation, Koninklijke Philips Electronics N.V., Solectron Corporation and ST Microelectronics N.V. Products to be delivered and the related delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales for any succeeding period, and we believe that our backlog is not a meaningful indicator of future revenues.

Competition

     We face competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, data communications, personal computer, personal computer peripheral and military markets. Our competitors, including Altera Corporation, Applied Micro Circuits Corporation, Hitachi Ltd., Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., Integrated Silicon Solutions, Inc., Motorola, Inc., National Semiconductor Corporation, PMC-Sierra, Inc., Samsung Corporation, Texas Instruments Incorporated, Vitesse Semiconductor Corporation, and Xilinx, Inc., target certain markets and compete directly with our products. Competition is based on various factors that can vary among products and markets. These factors include design and quality of the products, product performance, price and service.

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for most companies in the industry, including Cypress. This environment is characterized by potential erosion of product sale prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Our ability to compete successfully in a rapidly evolving high-performance end of the semiconductor technology spectrum depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	the delivery performance, quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts;

•	the pace at which customers incorporate our products into their systems, and

•	the number and nature of our competitors and general economic conditions.

     We believe that we currently compete effectively in the above areas to the extent they are within our control; however, given the pace at which events change in the industry, our current abilities are not a guarantee of future success. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be harmed.

Patents and Licenses

     We currently have over 500 patents and approximately 400 additional patent applications on file with the United States Patent and Trademark Office. We are preparing to file more than 120 new patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remaining competitive in our industry. We have an active program to acquire additional patent and other intellectual property protection.

     We have, and in the future may continue to, enter into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us. Some of these agreements also give us the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties.

     The patents owned by us may be invalidated, circumvented or challenged, and the rights granted under these patents may in any case not provide competitive advantage to us. We are, and may in the future be, involved in litigation with respect to alleged infringement or involved in litigation to enforce our intellectual property rights. To the extent we rely on technology developed by other companies in our product, we cannot be certain that license agreements will continue to be available to us on commercially reasonable terms in the future.

Mergers and Acquisitions

     During fiscal 2000 we completed acquisitions of four companies: Silicon Light Machines (“SLM”), RadioCom Corporation (“RadioCom”), Alation Systems, Inc. (“Alation”), and Galvantech, Inc. (“Galvantech”).

     SLM is a supplier of MEMS technology applicable to fiber-optic networks and other applications. SLM licensed its MEMS-based Grating Light Valve™ (GLV™) technology to Sony Corporation for state-of-the-art display applications. Cypress aims to leverage SLM technology to complement its product and intellectual property portfolio targeted at the optical networking business and to accelerate its penetration of the market for pure optical and optoelectronic networking components. The acquisition also aligns Cypress’s product development roadmap with those of its strategic networking customers.

     RadioCom is a corporation specializing in the design and development of semiconductor radio frequency (“RF”) integrated circuits. The acquisition was made to further accelerate our penetration of the exploding wireless handset market, where we currently offer our ultra-low-power MoBL™ (More Battery Life™) static RAMs and our low-noise Radio Frequency Phase-Locked Loop (“RF PLL”) product family used in cellular handsets.

     Alation is engaged in the design, development and marketing of wireless home networking products and technologies. Alation has a deep portfolio of intellectual property in analog, DSP and RF baseband technology, as well as software and systems expertise in the fast-growing wireless arena. We believe the Alation acquisition will accelerate Cypress’s ongoing penetration of wireless environments, positioning us for success in emerging mobile computing markets.

     Cypress combined the capabilities of RadioCom, Alation and its own highly successful USB business to focus on providing integrated, cost-effective solutions for Bluetooth, wireless LAN and other wireless protocols, along with microcontroller solutions for current and future iterations of USB.

     Galvantech specializes in ultra-high performance memories for data communications applications. Galvantech had important design wins at strategic Cypress communications accounts, such as Lucent Technologies Inc. and Cisco Systems, Inc., and at startup communications companies, such as Redback Networks, Inc. and Extreme Networks, Inc. Galvantech’s products target specialized applications that require ultra-fast memories at the highest densities with maximum bandwidth. The acquisition marks a milestone in Cypress’s strategy to focus on specialized memories for data communication markets.

Employees

     As of December 31, 2000, we and our subsidiaries had 4,435 employees, compared to 3,859 at the end of fiscal 1999. Headcount growth in fiscal 2000 occurred mostly in the engineering and manufacturing disciplines. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Risk Factors

     The discussion in this 10-K report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to the future operating results and business plans, that involve risks and uncertainties. We use such words as “anticipated,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this Form 10-K. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.

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

     Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

•	the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;

•	the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur; and

•	the need for constant, rapid, new product introductions which present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand.

Page 9

     As a result of these or other factors we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of your investment in Cypress.

     In addition, because we recognize revenues from sales to our domestic distributors and consignment customers only when sales are made to end customers, we are highly dependent on the accuracy of their resale estimates. The occurrence of inaccurate estimates also contributes to the difficulty in predicting our quarterly revenue and results of operations.

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

     Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

•	networking equipment;

•	wireless telecommunications equipment;

•	computers and computer related peripherals;

•	military equipment; and

•	consumer electronics, automotive electronics and industrial controls.

     A significant portion of our products are incorporated into data communications and telecommunications end-products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including USB microcontrollers and high-frequency clocks are incorporated into computer and computer-related products, which have historically and may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

     Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease manufacturing costs of our products, and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

     In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly commodity products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in associated downward pressure on prices.

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

     We are now and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

     For a variety of reasons, we have entered into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us, and that give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses, which we deem important, our business, financial condition and results of operations could be seriously harmed.

     It is critical to our success that we be able to prevent competitors from copying our innovations. We therefore intend to continue to seek patent, trade secret and mask work protection for our semiconductor manufacturing technologies. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

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

     Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. We introduce significant numbers of products each year, which are an important source of revenue for us. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs (discussed more below), or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

     For Cypress and many other semiconductor companies, introduction of new products is a major manufacturing challenge. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than previous products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generations of products substantially more difficult than prior generations. Ultimately, our ability to successfully introduce these and other new products depends on developing and implementing new methods of manufacturing semiconductors. If we are unable to design, develop, manufacture, market and sell new products successfully, our business, financial condition and results of operations could be seriously harmed.

Interruptions in the availability of raw materials can seriously harm our financial performance.

     Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process. In addition, the raw materials we need for our business could become more scarce as worldwide demand for semiconductors increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

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

     Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer, and other factors, can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving an acceptable success rate in the manufacture of wafers, and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

We may not be able to use all of our existing or future manufacturing capacity, which can negatively impact our business.

     We have spent, and expect to continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed cost per semiconductor produced will increase, which will harm us. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business and results of operations.

Our operations and financial results could be severely harmed by certain natural disasters.

     Our headquarters and some manufacturing facilities and some of our major vendors’ facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, we could suffer damages that could seriously harm our business, financial condition and results of operations.

Prolonged electrical power outages or shortages, or increased costs of energy could harm our business

     Our process R&D facility and our corporate offices are located in California, which is currently susceptible to power outages and shortages as well as increased energy costs. To limit downtime exposure, Cypress uses back-up generators and power supplies in its main California facilities. While the majority of our production and design R&D facilities are not located in California, more extensive power shortages in the state could delay our process research development as well as increase our operating costs.

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

Our ability to compete successfully in the rapidly evolving high-performance portion of the semiconductor technology industry depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	the quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts;

•	the pace at which customers incorporate our products into their systems, and

•	the number and nature of our competitors and general economic conditions.

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

     In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $280.9 million in expenditures on equipment in fiscal 2001 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs. However, our cash flows from operations depend primarily on average selling prices, which generally decline over time, and on the per-unit cost of our products.

     If we are unable to decrease costs for our products at a rate at commensurate with the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, potentially for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would be seriously harmed.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract such personnel would harm us.

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

     International sales represented approximately 49% of our revenues during fiscal 2000. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

     We completed four acquisitions in calendar 2000, completed in 2001 the acquisition of International Microcircuits, Inc. (“IMI”), announced the pending acquisition of HiBand Semiconductors, Inc. (“HiBand”), and may pursue additional acquisitions in the future. If we fail to successfully or properly integrate these businesses, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	the difficulty of integrating acquired technology or products;

•	the difficulty of assimilating the personnel of the acquired companies;

•	the difficulty of coordinating and integrating geographically dispersed operations;

•	our ability to retain customers of the acquired company;

•	the potential disruption of our on-going business and distraction of management;

•	the maintenance of brand recognition of acquired businesses;

•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the maintenance of uniform standards, corporate cultures, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	the potential unknown liabilities associated with acquired businesses.

Page 14

Executive Officers of the Registrant

Certain information regarding each of Cypress’s current executive officers is set forth below:

Name	Age	Position	Executive Officer Since
T. J. Rodgers	53	President and Chief Executive Officer	1982
Antonio R. Alvarez	44	Executive Vice President, Memory Products	1993
		Division and Research and Development
Emmanuel Hernandez	45	Executive Vice President, Finance and	1994
		Administration, Chief Financial Officer
Ralph A. Schmitt	40	Vice President of Sales and Marketing	2000

     Except as set forth below, each of Cypress’s executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any director or executive officer of Cypress.

     T.J. Rodgers is a co-founder of Cypress Semiconductor Corporation and has been its president and chief executive officer since 1982. Mr. Rodgers serves as a director of C-Cube Microsystems Inc.

     Antonio R. Alvarez joined Cypress in May 1987 as a senior technical engineer. Mr. Alvarez was transferred to Cypress’s former subsidiary, Aspen Semiconductor Corporation, in April 1988 as the manager of BiCMOS technology. In October 1989, Mr. Alvarez returned to the corporate office as Vice President, Research and Development. In February 1993, Mr. Alvarez became responsible for Fab 1 when it was merged with the research and development department. In 1998, Mr. Alvarez also became responsible for the Memory Products Division.

     Emmanuel Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Senior Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining Cypress, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993. Mr. Hernandez serves as a board member of Xicor, Inc.

     Ralph Schmitt joined Cypress in 1987 and held a variety of sales and marketing positions. In 1995 Mr. Schmitt left Cypress to found GroupTec LLC, an organization that sold silicon-based solutions. Mr. Schmitt rejoined Cypress in January 1998 as Sales Director with responsibility for transitioning the sales and marketing organization to align with Cypress’s shift to a market-based strategy. He was appointed Vice President of Strategic Accounts in September 1999 and named Vice President, Sales and Marketing in June 2000.

ITEM 2. PROPERTIES

     Our executive offices are located in an approximately 60,000 square-foot building at 195 Champion Court, San Jose, California, under a lease that will expire in 2004. Located immediately adjacent to our executive offices is one of our wafer fabrication facilities (Fab 1), which is primarily utilized for R&D operations. This facility is located in an approximately 61,000 square-foot leased building at 3901 North First Street, San Jose, California. The current lease expires in 2004. The lease rates for these facilities are subject to variations based on the London interbank offering rate (LIBOR) and a requirement to sell, extend the lease, or acquire the property at the end of the lease term (see Note 11 of the Consolidated Financial Statements).

     Research and development and other Cypress staff functions are also located at the San Jose building complex. This office space is composed of approximately 150,000 square feet in buildings located at 3939 North First Street and 4001 North First Street, San Jose, California under leases which expire in May 2001. As described above, the lease rates for these facilities are subject to variations based on LIBOR, and we are required to sell, extend the lease or acquire the property at the end of the lease term (see Note 11 of the Consolidated Financial Statements). Cypress plans to continue leasing these properties.

     We also have a 36,000 square foot office facility located at 101 Nicholson Lane, San Jose, California under a lease that expires in 2003. We have the option to extend the lease for three additional years after the original lease term expires. The lease rate increases 3% to 4% each year over the life of the lease.

     An additional 18,000 square foot facility located at 385 Moffet Park Drive, Sunnyvale, California is leased by Cypress (SLM) with a lease term that will expire in 2006.

     In December 1988, we purchased the two undeveloped industrial lots on either side of our headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, were purchased for future expansion of the San Jose building complex.

     In the third quarter of 1996, we began operations in a new 162,000 square foot highly automated assembly and test manufacturing plant in Cavite, the Philippines. We own an approximately 100,000 square foot wafer fabrication facility, referred to as Fab 2 in Round Rock, Texas. In addition, we also own an approximately 170,000 square foot wafer fabrication facility, and we lease an approximately 100,000 square foot wafer fabrication facility, together these two facilities are referred to as Fab 4, on 18 acres of land in Bloomington, Minnesota. The lease rate for the leased portion of Fab 4 is subject to variations based on LIBOR and a requirement to sell, extend the lease, or acquire the property at the end of the lease term in December 2004 (see Note 11 of the Consolidated Financial Statements).

     In November 1997, we purchased real estate comprised of approximately 3.5 acres of land and 58,000-square feet of building in Woodinville, Washington. The property is the primary location of our interface products organization, previously located in a leased facility in Kirkland, Washington.

     We lease additional space for sales and design centers in the United States, Belgium, Canada, China, Finland, France, Germany, India, Ireland, Israel, Italy, Japan, Korea, Singapore, Sweden, Taiwan and the United Kingdom.

     As of the end of fiscal year 2000, current properties are suitable for immediate needs. During fiscal 2001 we have entered into a lease agreement in relation to a new office facility to be constructed on the northeast lot of Champion Court, adjacent to the current executive offices. This 111,000 square-foot building will provide additional space to support planned growth and the integration of personnel from our acquisitions. The remaining undeveloped industrial lot at our headquarters is available for future expansion.

ITEM 3. LEGAL PROCEEDINGS

     The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, we have received, and may receive in the future, communications alleging that our products or our processes may infringe on product or process technology rights held by others. We are currently, and may in the future be, involved in litigation with respect to alleged infringement by us of another party’s patents. In the future, we may be involved with litigation to:

•	enforce our patents or other intellectual property rights;

•	protect our trade secrets and know-how;

•	determine the validity or scope of the proprietary rights of others; and

•	defend against claims of infringement or invalidity.

     Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations.

     On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages. We have reviewed and are investigating the allegations in the complaint. Based on the information available at this time, we believe that the suit against us is without merit. In February 2001, the Momentum complaint was dismissed, but they were given thirty days to refile. As of March 22, 2001, we had not been informed that Momentum had amended and/or refiled its complaint. Cypress will continue to vigorously defend this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

     On October 3, 2000, U.S. Philips Corp. filed a complaint in the Federal Court for the Southern District of New York against Cypress and five codefendants for infringement of a U.S. patent. We have reviewed and investigated the allegations in the complaint and believe that we have meritorious defenses to these allegations. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

     On June 12, 2000, Cypress filed a complaint in the Superior Court of California, against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. In February 2001, we amended our complaint to add a cause of action based on fraud. We believe that we will ultimately prevail in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay legal fees and other expenses that are not expected to have a material adverse effect on Cypress’s financial position and results of operations.

     During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of us finding that we infringed none of the patents and that each asserted claim was invalid due to prior art and physical impossibility (i.e. the patents require a step that is physically impossible to perform). EMI has filed an appeal, and we intend to defend ourselves vigorously. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and /or a foundation controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson attorneys sued us and 87 other companies in United States District Court for District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. We have reviewed and investigated the allegations in the complaint, and we believe that the suits against us are without merit. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

     In June 1997, we commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust (“the Trust”). In this action, we asked for declaratory relief to the effect that an U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by us. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. The Li Second Family Trust appealed, and the Virginia court’s ruling was upheld by the United States Court of Appeals for the Federal Circuit in November 2000. We therefore believe that our defenses to the counter-claim are meritorious and we intend to continue to defend ourselves vigorously. While no assurance can be given regarding the final outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

     On October 2, 1997, we filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California (“Superior Court”) in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because the court found that none of our officers made any actionable false or misleading statements or omissions. An appeal affirmed the lower court’s finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by our officers. On May 4, 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. We are appealing the decision. Even though the results of litigation are unpredictable, we believe that this action, regardless of its outcome, will have little, if any, effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the New York Stock Exchange under the trading symbol “CY”. The following table sets forth, for the periods indicated, the low, high and closing price for the common stock. We have not paid cash dividends during our two preceding fiscal years and have no present plans to do so. At December 31, 2000 there were approximately 88,000 holders of record of our Common Stock.

	PRICE RANGE OF COMMON STOCK ($)
	LOW	HIGH	CLOSE
Fiscal Year ended December 31, 2000:
First Quarter	28.94	53.19	49.31
Second Quarter	39.19	57.00	42.25
Third Quarter	32.00	55.56	41.56
Fourth Quarter	18.81	41.50	19.69
Fiscal Year ended January 2, 2000:
First Quarter	8.06	10.19	9.31
Second Quarter	9.81	18.00	18.00
Third Quarter	17.81	28.50	23.50
Fourth Quarter	22.13	33.44	32.38

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended(1,2)
	2000	1999	1998	1997	1996
	(In thousands, except per share amounts)
Operating results:
Revenues	$1,287,787	$ 745,042	$ 588,915	$ 632,969	$600,032
Restructuring, acquisition and other non-recurring costs, net	55,729	34,091	60,737	13,551	10,932
Operating income (loss)	328,839	51,607	(115,559)	4,324	51,282
Income (loss) before income taxes	370,170	95,169	(112,702)	9,305	52,888
Net income (loss)	277,308	88,130	(101,594)	3,196	22,412
Net income (loss) per share:
Basic	$ 2.29	$ 0.81	$ (0.97)	$ 0.03	$ 0.24
Diluted	$ 2.03	$ 0.76	$ (0.97)	$ 0.03	$ 0.23
Weighted average common and common
equivalent shares outstanding:
Basic	121,126	108,156	105,238	102,920	92,317
Diluted	144,228	115,527	105,238	110,820	97,767
Balance sheet data:
Cash, cash equivalents and short-term investments	$ 884,601	$ 280,947	$ 174,513	$ 213,939	$ 98,353
Working capital	983,359	360,639	250,889	319,836	126,985
Total assets	2,361,754	1,146,958	850,645	1,000,597	844,118
Long term debt and capital lease
obligations (excluding current
portion)	631,055	170,884	170,540	188,467	106,607
Stockholders’ equity	$1,327,668	$ 718,620	$ 517,825	$ 658,643	$514,287

(1)	We operate on a 52- or 53-week fiscal year. Fiscal years 2000 and 1999 were 52-week fiscal years ending on the Sunday closest to December 31. 1998 was a 53-week fiscal year ending on the Sunday closest to December 31. Fiscal years 1996 and 1997 were 52-week fiscal years ending on the Monday closest to December 31.

(2)	The preceding table presents financial information including the eight acquisitions completed in fiscal 1999 and 2000. See Notes 3 and 4 of the financial statements for discussions of the acquisitions, which may affect the comparability of the data.

Page 19

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the prospects for Cypress as well as the semiconductor industry more generally, including without limitation, statements about increases in gross margin, rate of growth of research and development expenditures as a percent of revenues, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, planned manufacturing capacity, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in Risk Factors.

Overview

	Year Ended			% Increase
	December 31, 2000	January 2, 2000	January 3, 1999	1999 to 2000	1998 to 2000
	(In thousands, except per share data)
Revenue	$ 1,287,787	$ 745,042	$ 588,915	72.8%	118.7%
Net Income (Loss)	277,308	88,130	(101,594)	214.7%	373.0%
Diluted Earnings Per Share	$ 2.03	$ 0.76	$ (0.97)	167.1%	309.3%

     Cypress achieved record annual revenues of approximately $1.3 billion for fiscal year 2000, the first billion-dollar year in the company’s history. In addition, Cypress reached another long standing goal by exceeding $250 million in pre-tax profits. Cypress is proud to have grown revenue at a rate of 72.8% in 2000, twice the semiconductor industry growth rate of 36%.

     On November 30, 2000, the Board of Directors of Cypress authorized the repurchase of 5 million shares of Cypress’s outstanding common stock, which is listed on the New York Stock Exchange under the symbol CY. On December 21, 2000, the Board of Directors of Cypress authorized the repurchase of an additional 5 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the repurchase program to 10 million. As of December 31, 2000, 6.3 million shares had been repurchased at an average cost of $22.90 per share. In conjunction with the stock repurchase program, the Board of Directors authorized the sale of up to 2.5 million put warrants. As of December 31, 2000, Cypress had sold put warrants through private placements for which Cypress received $6.3 million. Cypress has a maximum potential obligation to purchase 1.5 million shares of its common stock at an aggregate price of $35.5 million as of December 31, 2000. The put warrants have various expiration periods from March 2001 through September 2001. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. No amount was classified out of stockholders’ equity in the accompanying consolidated balance sheet.

     On September 7, 2000, Cypress called for the redemption of all its 6.0% Convertible Subordinated Notes (“Notes”) due in 2002. The aggregate amount of principal outstanding at the time of the call was approximately $160 million. Holders of the Notes could convert their Notes into shares of Cypress’s common stock at a conversion rate of approximately 42.33 shares of stock per $1,000 principal amount of the Notes. Substantially all of the Notes were converted prior to the redemption deadline of October 2, 2000, increasing the amount of common stock outstanding by 6.8 million shares.

     On August 30, 2000, Cypress acquired all of the outstanding capital stock of Silicon Light Machines (“SLM”). SLM is a supplier of microelectromechanical systems (“MEMS”) technology applicable to fiber-optic networks and other applications. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of August 30, 2000, the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and SLM. Cypress acquired SLM for a total consideration of $164.0 million, including $161.2 in stock, an existing $2.2 million investment, and direct acquisition costs of $0.6 million for legal and accounting fees.

     On July 7, 2000, Cypress entered into an agreement with Mosel Vitelic (“Mosel”) to jointly develop a 0.12-micron process technology, to be deployed initially in Cypress’s R&D Fab in San Jose. Under the agreement, Mosel engineers will work with Cypress’s existing Fab 1 research and development team on defining a 0.12-micron manufacturing process. Cypress and Mosel also agreed over time to share some of the costs of purchasing new equipment to facilitate tighter process geometries. The agreement will allow Cypress and Mosel to continue to offer cutting-edge process technology, which we expect will produce new high-performance, market-leading products more economically and quickly.

     On June 29, 2000, Cypress acquired all of the outstanding capital stock of RadioCom Corporation (“RadioCom”), a corporation specializing in the design and development of semiconductor radio frequency (“RF”) integrated circuits. The acquisition was accounted for using purchase accounting, and the fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated financial statements as of June 29, 2000, the effective date of the purchase. Cypress acquired RadioCom for total consideration of $10.2 million in stock.

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

     On May 24, 2000, Cypress completed its merger with Alation Systems, Inc. (“Alation”) a corporation engaged in the design, development and marketing of wireless home networking products and technologies. Cypress issued 0.5 million shares of its common stock plus options in exchange for all outstanding stock and options of Alation. The transaction was accounted for as a pooling of interests. The fiscal years of Cypress and Alation were different, and Alation has changed its fiscal periods to coincide with that of Cypress.

     On March 2, 2000, Cypress completed its merger with Galvantech, Inc. (“Galvantech”), which was accounted for as a pooling of interests. Cypress issued 3.0 million shares of common stock plus options in exchange for all outstanding stock and options of Galvantech. The fiscal years of Cypress and Galvantech were different, and Galvantech has changed its fiscal periods to coincide with that of Cypress. Galvantech specializes in ultra-high performance memories for data communications applications.

     On February 25, 2000, Cypress sold its Fast CMOS Technology (“FCT”) business including inventories, product software, all technical data, and a license for the related intellectual property. Total proceeds from the sale were $7.5 million and Cypress recorded a gain of $5.0 million from the sale. In conjunction with this sale, Cypress entered into a supply agreement for the related existing inventories and future requirements, based on historical run rates. Cypress has continued to supply product through the end of fiscal 2000, and completed its obligations under the supply agreement during the fourth quarter of fiscal 2000. Revenues from FCT products were approximately 1% of our 1999 revenues.

     On January 31, 2000, Cypress filed a universal shelf registration statement with the Securities and Exchange Commission. The registration statement, which was effective February 8, 2000, allows Cypress to market and sell up to $400.0 million of its securities. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. In June 2000, Cypress completed a $287.5 million registered-placement of 5-year convertible subordinated notes. At December 31, 2000, the balance remaining related to the shelf registration statement is $112.5 million.

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

Results of Operations

Revenues

     Revenues for fiscal 2000 were $1,287.8 million, an increase of $542.7 million or 72.8% compared to revenues for fiscal 1999, and an increase of $698.9 million or 118.7% compared to revenues for fiscal 1998. Cypress derives its revenues from the sale of Memory Products and Non-memory Products, which are primarily targeted to the data communications and computation markets.

	Year Ended			% Increase
	December 31, 2000	January 2, 2000	January 3, 1999	1999 to 2000	1998 to 2000
	(In thousands)
Memory Products	$ 638,111	$ 309,002	$ 229,581	106.5%	177.9%
Non-memory Products	649,676	436,040	359,334	49.0%	80.8%

Total Revenues	$ 1,287,787	$ 745,042	$ 588,915	72.8%	118.7%

     Revenues from the sale of Memory Products for fiscal 2000 increased $329.1 million or 106.5% over revenues from the sale of these products for fiscal 1999 and increased $408.5 million, or 177.9% compared to fiscal 1998. The increase in Memory Product revenues, as compared to fiscal 1999, resulted from both higher average selling prices (“ASPs”) and an increase in unit sales. ASPs grew 47.9% from fiscal 1999 to fiscal 2000 and unit sa1es increased 39.6% over the same period. When comparing fiscal 2000 to fiscal 1998, unit sales volume of Memory Products increased 68.5%, and ASPs increased 65.0%. The increase in unit sales in fiscal 2000 can be attributed primarily to new product revenues, particularly in the 4 Meg synchronous family, which includes the No Bus Latency (“NoBL”) static random access memories (“RAM”s), the 2 and 4 Meg More Battery Life (“MoBL”) and the 1 Meg micro-power family of products. The synchronous demand was driven by the surge in the networking market, while sales for MoBL and other micro-power devices were driven by growth in the cellular phone market. High ASPs are a result of strong demand for static RAMs and the continuing increase in the average density (Mbits/unit) of static RAM products sold.

     Revenues in 2000 from the sale of Non-memory products increased $213.6 million or 49.0% from 1999 and grew $290.4 million or 80.8% from 1998. The growth was predominantly unit related and can be attributed to the market acceptance of Cypress’ Physical Layer (“PHY”), data communication, clock and USB products. Key products in the portfolio include our HOTLink optical transceivers, the Roboclock family of clock buffers, our low skew and low jitter programmable clocks, our broad portfolio of specialty multi-port memories and our plug and play USB devices.

     As is typical in the semiconductor industry, ASPs of products generally decline over the lifetime of the products. To increase revenues, Cypress seeks to expand its market share in the markets it currently serves and to introduce and sell new products with higher ASPs. Cypress will seek to remain competitive with respect to its pricing to prevent a further decline in sales.

Cost of Revenues

     Cost of revenues for fiscal 2000 were 43.9% of revenues, compared to 54.9% of revenues for fiscal 1999 and 72.9% of revenues for fiscal 1998. The decrease in cost of revenues as a percent of revenues was primarily due to a significant increase in unit sales, resulting in a lower fixed cost per unit sold and to the introduction of new products with higher margins.

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

     The write-off of pre-operating costs included $2.9 million related to Cypress’s wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operations in the Philippines. As a result of the restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits.

     The write-off of equipment was related to equipment identified as obsolete during Cypress’s periodic review of equipment and no longer considered usable. Excluding these one-time non-recurring charges, cost of revenues as a percent of revenues for fiscal 1998 would have been 69.8%.

     Cypress continues to introduce new products and find new methods of reducing manufacturing costs in order to mitigate the effects of typically declining ASPs on its gross margin. In March 1998, Cypress announced restructuring activities for its domestic wafer fabrication facilities and offshore back-end manufacturing operations. Activities completed to date have increased Cypress’s manufacturing efficiencies and as a result, its gross margin has been increasing since the first quarter of fiscal 1998. Cypress completed these restructuring activities in fiscal year 2000.

Research and Development

	Year Ended			% Increase
	December 31, 2000	January 2, 2000	January 3, 1999	1999 to 2000	1998 to 2000
	(In thousands)
Revenues	$ 1,287,787	$ 745,042	$ 588,915	72.8%	118.7%
Research and development	$ 184,471	$ 136,858	$ 116,871	34.8%	57.8%
R&D as Percent of Revenues	14.3%	18.4%	19.9%

     Research and development (“R&D”) expenditures increased from fiscal 1998 through fiscal 2000 as Cypress continued its effort to accelerate the development of new products and migrate to more advanced process technologies. In fiscal 2000, spending in Cypress’s design centers grew due to increased headcount and capital spending. R&D efforts associated with the acquisitions of Alation, RadioCom and SLM also contributed to the increase in fiscal 2000. During fiscal 2000, Cypress began utilizing the 0.15-micron process technology for manufacturing purposes, and started development of 0.12-micron process technologies. Cypress believes that its future success will depend on its ability to develop and introduce new products that will compete effectively on the basis of price, performance, and ability to address customer needs. In fiscal 2000, Cypress completed the conversion of its San Jose R&D wafer fab from a six-inch facility into an eight-inch facility; therefore, the R&D facility is compatible with its technologically advanced wafer fab in Minnesota. This conversion has helped speed the pace of advanced technology transfers to production.

Selling, General and Administrative

	Year Ended			% Increase
	December 31, 2000	January 2, 2000	January 3, 1999	1999 to 2000	1998 to 2000
	(In thousands)
Revenues	$ 1,287,787	$ 745,042	$ 588,915	72.8%	118.7%
Selling, general and administrative	$ 153,909	$ 113,601	$ 97,267	35.5%	58.2%
SG&A as Percent of Revenues	12.0%	15.2%	16.5%

     Selling, general and administrative (“SG&A”) spending increases from fiscal 1998 to fiscal 2000 have been driven primarily by increased selling and marketing expenses. The increase in selling expenses is primarily due to commission expenses, which have risen in proportion to our revenue growth. In addition, the marketing area has increased expenditures due to building a worldwide infrastructure that can support a multi-billion dollar corporation. Legal and professional costs related to patent infringement litigation (including the successful defense of the EMI lawsuit in 1999), patent filing and our tax-rate optimization program have contributed to increases in administrative costs over the three-year period.

Acquisition, Restructuring and Other Non-Recurring Costs

	Year Ended

	December 31, 2000	January 2, 2000	January 3, 1999

	(In thousands)
Acquisition costs	$54,250	$13,673	—
Non-recurring costs	1,964	24,229	—
Restructuring costs	(485)	(3,811)	60,737

Acquisition, restructuring and other non-recurring costs, net	$55,729	$34,091	$60,737

     During fiscal 2000, Cypress recorded acquisition and merger-related costs of $54.3 million. Costs of $39.9 million were incurred in relation to the acquisition of Silicon Light Machines, which was completed on August 30, 2000. SLM acquisition costs consisted of $30.5 million for in-process research and development, and $9.4 million for the amortization of intangible assets. Additional costs related to the amortization of intangible assets from the previous acquisitions of Anchor Chips, Inc. (“Anchor”), Arcus Technology (USA) and Arcus Technology (India) Limited (referred to as “Arcus” on a combined basis), the MAX 5000 Programmable Logic Device (“PLD”) product line from Altera, and RadioCom were $8.9 million. Acquisition costs of $3.5 million were incurred in relation to the acquisitions of Galvantech, Alation, and RadioCom, which consist primarily of non-cash deferred compensation charges, legal, accounting and investment banking fees. In addition, Cypress recorded $2.0 million for in-process research and development due to the acquisition of RadioCom.

     Cypress incurred a one-time charge of $2.0 million in the second quarter of fiscal 2000 due to the acceleration of contractual obligations related to the Arcus acquisition.

     During fiscal 2000, Cypress reversed $0.5 million of previously provided restructuring costs related to the decision to close down the Cypress (ICW) wafer fab located in San Jose, California. Cypress determined in the second quarter of fiscal 2000 that no outstanding commitments related to this restructuring existed.

     During fiscal 1999, Cypress recorded a net $34.1 million in restructuring, merger and acquisition, and other non-recurring costs. These one-time, non-recurring costs included a $12.3 million write-off of a manufacturing asset that was not being used and was subsequently scrapped, and an $11.9 million one-time compensation charge. In the first quarter of fiscal 1999, Cypress recorded one-time charges of $3.7 million associated with the merger with IC WORKS. These charges were for investment banking fees and other professional fees. Cypress also recorded $8.8 million in costs associated with the purchase of Anchor and Arcus consisting of $4.0 million for in-process technology, $1.6 million for transaction costs and $3.2 million in amortization of intangible assets. During the fourth quarter of fiscal 1999, Cypress acquired Altera’s MAX 5000 Programmable Logic Device product line and its equity interest in Cypress’s wafer fabrication facility in Round Rock, Texas. As part of the transaction, Cypress recorded intangible assets associated with the product rights and incurred a charge of $0.3 million for the amortization of these intangibles. Transaction costs and non-cash compensation costs incurred for other acquisitions were $0.8 million. These non-recurring charges were offset by a reversal of $3.0 million of the 1998 restructuring reserve. The reversed charges related to $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and completion of the Alphatec restructuring activities. Cypress also reversed $0.5 million of the 1998 restructuring reserve for other fixed asset related charges that were no longer considered necessary. During fiscal 1999, Cypress reversed $0.7 million of the 1996 restructuring reserve related to fixed asset de-installation charges that were no longer required.

     During 1998, Cypress implemented an overall cost reduction plan and recorded a $58.9 million restructuring reserve. The restructuring entailed:

•	The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

•	The discontinuance of the 0.6 micron 256K static RAM production in Fab 2 located in Texas.

•	The conversion of an existing research and development fab located in San Jose (Fab 1) to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

•	The transfer of Cypress’s test operations from its subcontractor, Alphatec, in Thailand to Cypress’s production facility in the Philippines.

Page 24

•	The restructuring activities described above include the termination of approximately 850 manufacturing employees primarily from Cypress and Alphatec.

     FAB 3 — The charge related to the shutdown of Fab 3 was $30.2 million. Of this amount, $26.0 million related to the write-down of equipment held for sale, $1.7 million of other fixed asset related charges for incremental third party costs expected to be incurred in the eventual physical removal of the written down assets, $1.1 million related to severance and other employee related costs and $1.4 million related to inventory.

     Fab 3 assets, which were not upgradable to eight-inch capability, were written down based on the estimated useful lives of the assets and the salvage value of the assets. The estimated useful lives were generally two months as a result of the decision to discontinue production in Fab 3 and the salvage value was determined based on the estimated sales value of used semiconductor equipment. Non-upgradable Fab 3 assets were depreciated down to their salvage value during the production phase-down period. Fab 3 assets, which were upgradable to eight-inch capability, were transferred to Fab 4 production during the third quarter of 1998.

     In accordance with the restructuring plan, Fab 3 production was phased down beginning in the second quarter of 1998 and ceased operations in July 1998. From this time, Cypress has held the non-upgradable equipment for sale. As of December 31, 2000, no equipment remains on hand. Cypress recorded a gain of $2.4 million in fiscal 2000 on the disposal of the equipment, as the proceeds from the sale of the equipment exceeded the originally determined salvage value.

     FAB 2 — The decision to discontinue manufacturing static RAM products on Cypress’s 0.6 micron 256K static RAM process in Texas resulted in excess equipment and employee redundancy. Charges incurred in connection with this discountinuance totaled $21.3 million, of which $18.0 million related to the write-down of equipment, $0.3 million related to the write-down of inventory, $1.7 million related to severance and other employee related costs and $1.3 million of other fixed asset related charges for incremental third party costs for the physical removal of the written down assets and the resolution of certain related tax matters.

     Excess equipment in Fab 2 was written down based on the useful lives of the assets and the estimated salvage value of the assets. Cypress had the ability and intention to sell all the equipment immediately, but due to the semiconductor industry slow-down, Cypress recognized immediate sale of the equipment would be difficult. The equipment was kept in the fab, ready for demonstration and testing by a willing buyer. Cypress used the equipment during the production phase-down period through May 1998. As of December 31, 2000, no equipment remains on hand. Cypress recorded a gain of $4.2 million in fiscal 2000 on the disposal of the equipment, as the proceeds from the sale of the equipment exceeded the originally determined salvage value.

     FAB 1 and San Jose Operations — The restructuring plan included the upgrade of Fab 1 to an eight-inch facility to ensure compatibility with Cypress’s Fab 4 manufacturing facility in Minnesota. Fab 1 is used for research and development purposes. The plan assumed commencement of Fab 1 restructuring activities during the middle of 1998 with completion by the end of January 1999. The plan included the disposal and write-down of six-inch manufacturing equipment that was not upgradable to eight-inch capability. The remaining net book value of such assets was written off over the estimated useful life through January 1999. Incremental depreciation charges, to reflect the revised useful lives of this equipment, were included in research and development costs for 1998 and January 1999. Cypress also reserved $1.0 million to write-down the value of certain other equipment and reserved $1.3 million related to severance and other employee related costs. In fiscal 2000, Cypress completed the conversion of its San Jose R&D wafer fab from a six-inch facility into an eight-inch facility.

     ALPHATEC — Cypress reserved $5.1 million to provide for the consolidation of Thailand test activities from Alphatec, Cypress’s subcontractor, with Cypress’s Philippines facility. Of this $5.1 million reserve, $1.5 million was related to production inventories which were no longer useable as a result of this consolidation, $1.3 million was related to severance costs at the subcontractor and $2.3 million was related to excess equipment and leasehold improvements which were no longer used. The assets were considered held for sale and were written down to their revised carrying value. The transfer of production from Alphatec to the Philippines facility began during the second quarter of 1998 and was completed in January 1999, one month later than originally planned.

     OTHER — Separate from the restructuring charge, Cypress recorded an additional charge of $27.3 million, which was recorded as operating expenses. The charges were for inventory reserves ($15.8 million), the write-off of pre-operating costs ($3.8 million), the write-off of an equity investment ($3.1 million), costs incurred to reimburse a customer for expenses incurred as a consequence of Cypress’s defective products ($2.5 million) and the write-off of obsolete equipment in Fab 4 ($2.1 million). The write-down of inventory was made to establish incremental reserves for excess inventory and was recorded as cost of revenues.

     The write-off of pre-operating costs included $2.9 million related to Cypress’s wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits and accordingly the costs were written off to cost of sales. There were no capitalized pre-operating costs subsequent to the first quarter of 1998.

     The $3.1 million write-off of the investment was recorded against net interest and other income to reflect the decline in the value of an investment. Selling, general and administrative costs included the write-off of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred. During Cypress’s periodic review of equipment, some equipment was identified as obsolete and $2.1 million was charged to cost of sales to write-off the obsolete equipment.

Interest Expense

     Interest expense was $23.6 million for fiscal 2000, compared to $9.6 million for fiscal 1999 and $11.3 million for fiscal 1998. Interest expense in fiscal 2000 is primarily associated with the 6.0% Convertible Subordinated Notes, issued in September 1997 and due in 2002, the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005, and the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005. The increase in fiscal 2000 of $14.0 million from fiscal 1999 relates primarily to the increase in interest due under the 4.0% and 3.75% Convertible Subordinated Notes. This increase is offset by a reduction in interest expense due to the conversion of substantially all of the outstanding 6.0% Convertible Subordinated Notes on October 2, 2000, and the retirement of $15.0 million of these Notes toward the end of 1998. The increase in fiscal 2000 of $12.3 million as compared to fiscal 1998 relates primarily to the increase in interest due under the 4.0% and 3.75% Convertible Subordinated Notes. This increase is offset by a reduction in interest expense due to the conversion of substantially all of the outstanding 6.0% Convertible Subordinated Notes on October 2, 2000.

     Interest expense incurred during fiscal 1998 and fiscal 1999 is primarily associated with the 6.0% Convertible Subordinated Notes. The decrease in interest expense from fiscal 1998 to fiscal 1999 is primarily attributable to the retirement of $15.0 million of these notes toward the end of 1998.

Interest Income and Other, Net

     Interest income and other, net, was $64.9 million for fiscal 2000 compared to $53.2 million for fiscal 1999 and $14.1 million for fiscal 1998. Interest income and other, net, includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-recurring items.

	Year Ended			% Increase

	December 31, 2000	January 2, 2000	January 3, 1999	1999 to 2000	1998 to 2000

	(In thousands)
Interest income	$59,152	$18,297	$15,958	223.3%	270.7%
Other income, net	5,812	34,908	(1,825)
Interest income and other, net	$64,964	$53,205	$14,133

     Interest income increased $40.9 million or 223.3% when comparing fiscal 1999 to 2000, and $43.2 million or 270.7% when comparing fiscal 1998 to 2000. These increases in interest income are primarily due to increased cash balances in fiscal year 2000, following the issuances of the convertible notes in January and June 2000, and higher investment yields.

     Other income, net, for fiscal 2000 primarily reflects a $5.0 million gain on the sale of the FCT product line and a $4.5 million gain on the disposal of assets partially offset by other items. Other income, net, for fiscal 1999 included a $36.2 million gain from the sale of a certain investment. Offsetting other income was $1.0 million related to the amortization of bond issuance costs, and $0.2 million in foreign exchange gains. In fiscal 1998, other income, net, included a $1.7 million pre-tax net gain related to the retirement of $15.0 million of Cypress’s 6.0% Convertible Subordinated Notes and foreign exchange gains of $0.5 million. The 1998 other income, net, is offset by a non-recurring, pre-tax charge of $3.1 million recorded to reflect the decline in value of a certain investment and $1.0 million in amortization of bond issuance costs.

Taxes

     Cypress’s effective tax rates for fiscal years 2000, 1999 and 1998 were 25.0%, 7.4% and 9.9%, respectively. A tax benefit of $11.1 million was realized during fiscal 1998 compared to expenses of $92.9 million and $7.0 million during fiscal 2000 and fiscal 1999, respectively. The benefit was attributable primarily to the utilization of loss carrybacks, the utilization of research and development tax credits and non-U.S. income taxed at lower tax rates compared to U.S. tax rates, principally related to Cypress’s operations in the Philippines. The increase in the effective tax rate from fiscal 1999 to 2000 can be attributed to non-deductible in-process research and development charges and merger costs offset by utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits. Cypress’s effective tax rates for the fiscal years 2000, 1999 and 1998, excluding non-deductible in-process research and development charges and merger costs, were 22.0%, 5.0% and 0.0%, respectively. Cypress’s effective rate varies from the U.S. statutory rate primarily due to utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits. The valuation allowance against net deferred tax assets decreased from $42.6 million to zero from fiscal 1999 to 2000, as Cypress believes it will realize all of its deferred tax assets.

Earnings Before Goodwill

     Cypress reported basic earnings before goodwill (“EBG”) of $2.72 per share and diluted EBG of $2.39 per share for the year ended December 31, 2000. EBG refers to earnings excluding goodwill and acquisition costs, restructuring related charges and credits, and non-recurring items. Goodwill and acquisition costs consist of the amortization of intangible assets, non-cash deferred compensation expenses, in-process research and development costs, and transaction costs, net of tax. Non-recurring costs (gains) consist primarily of gains on sales of assets, net of tax. These types of charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. Cypress has presented EBG as a measure of our operating results; however, EBG is not intended to replace operating income or net income as an indicator of operating performance or to replace cash flow as a measure of liquidity because EBG is not a concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The table below reconciles basic and diluted net income (loss) per share to basic and diluted earnings (loss) before goodwill per share, respectively.

Reconciliation of basic net income (loss) per share to basic earnings (loss) per share before goodwill:

	Years ended

	Dec. 31, 2000	Jan. 2, 2000	Jan. 3, 1999

Basic net income (loss) per share	$2.29	$0.81	$(0.97)
Goodwill and acquisition costs net of taxes per share	0.51	0.02	—
Non-recurring costs (gains) net of taxes per share	(0.08)	—	—
Restructuring costs (credits) net of taxes per share	—	(0.03)	0.52

Basic earnings (loss) before goodwill per share	$2.72	$0.80	$(0.45)

Reconciliation of diluted net income (loss) per share to diluted earnings (loss) per share before goodwill:

	Years ended

	Dec. 31, 2000	Jan. 2, 2000	Jan. 3, 1999

Diluted net income (loss) per share	$2.03	$0.76	$(0.97)
Goodwill and acquisition costs net of taxes per share	0.43	0.02	—
Non-recurring costs (gains) net of taxes per share	(0.07)	—	—
Restructuring costs (credits) net of taxes per share	—	(0.03)	0.52

Diluted earnings (loss) before goodwill per share	$2.39	$0.75	$(0.45)

Page 27

Liquidity and Capital Resources

	December 31, 2000	January 2, 2000

	(In thousands)
Cash, cash equivalents and short-term investments	$884,601	$280,947
Working capital	983,359	360,639
Long-term debt and capital lease obligations
(excluding current portion)	631,055	170,884
Stockholders’ equity	1,327,668	718,620
Net cash flow generated from operating activities	$521,097	$157,622

     Cypress’s cash, cash equivalents and short-term investments totaled $884.6 million at the end of fiscal year 2000, a $603.7 million increase from the end of fiscal 1999. Working capital increased $622.7 million during the same period. These increases are attributed primarily to net cash flows from Cypress’s operating activities.

     Operating cash flows increased 230.6% and 371.3% from 1999 and 1998, respectively, to $521.1 million in fiscal 2000. For the year ended December 31, 2000, cash provided by operating activities of $521.1 million was primarily attributable to earnings of $277.3 million, tax benefits from stock options of $56.7 million, acquired in-process research and development of $32.4 million, depreciation and amortization of $145.4 million and changes in working capital of $2.0 million. For the year ended January 2, 2000, cash provided by operating activities of $157.6 million was primarily attributable to earnings of $88.1 million, depreciation and amortization of $108.9 million, gain on sale of investment of $36.2 million, loss on write down of assets of $11.0 million, tax benefits from stock options of $13.7 million and changes in working capital of $15.2 million. For the year ended January 3, 1999, cash provided by operating activities of $110.6 million was primarily due to a net loss of $101.6 million offset by depreciation and amortization of $117.2 million, restructuring costs of $69.6 million, and changes in working capital of $27.2 million. Purchases of investments totaled $492.9 million during fiscal 2000, while investments which were sold or matured totaled $181.0 million.

     On November 30, 2000, the Board of Directors of Cypress authorized the repurchase of 5 million shares of Cypress’s outstanding common stock, which is listed on the New York Stock Exchange under the symbol CY. On December 21, 2000, the Board of Directors of Cypress authorized the repurchase of an additional 5 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the repurchase program to 10 million. As of December 31, 2000, 6.3 million shares were repurchased at an average cost of $22.90 per share. In conjunction with the stock repurchase program, the Board of Directors authorized the sale of up to 2.5 million put warrants. As of December 31, 2000, Cypress sold put warrants through private placements for which it received $6.3 million. Cypress had a maximum potential obligation to purchase 1.5 million shares of its common stock at an aggregate price of $35.5 million as of December 31, 2000. The put warrants have various expiration periods from March 2001 through September 2001. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. No amount was classified out of stockholders’ equity in the accompanying consolidated balance sheet.

     In October 2000, Cypress entered into a financing and supply agreement with ST Microelectronics, Inc. (“ST Micro”). The agreement called for ST Micro to provide funding to Cypress for the purpose of purchasing equipment and increasing fabrication capacity in order to supply ST Micro with product at future dates according to the supply agreement. ST Micro will maintain a security interest in the equipment purchased. Cypress has recorded the repayment obligation as a customer advance showing $20.2 million in current liabilities and $51.8 million as a long-term liability. The supply agreement calls for Cypress to make available to ST Micro a minimum quantity of wafers each year from 2001 through 2003.

     On September 7, 2000, Cypress called for the redemption of all its 6.0% Convertible Subordinated Notes (“6.0% Notes”) due in 2002. The aggregate amount of principal outstanding at the time of the call was approximately $160 million. Holders of the 6.0% Notes could convert their 6.0% Notes into shares of Cypress’s common stock at a conversion rate of approximately 42.33 shares of stock per $1,000 principal amount of the 6.0% Notes. Substantially all of the 6.0% Notes were converted prior to the redemption deadline of October 2, 2000 increasing the amount of common stock outstanding by 6.8 million shares.

     On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. Pursuant to this shelf registration statement, on June 26, 2000, Cypress completed a $287.5 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate 3.75% and an initial conversion premium of 27.0%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million. As of December 31, 2000, the balance remaining related to the shelf registration statement is $112.5 million.

     During fiscal 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress could through March 2001 sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million dollars. The full amount of this shelf registration statement has been used by the transactions described in this paragraph. On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 4.0% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7.2 million shares of common stock, 2.5 million shares of which were sold by selling stockholders. Cypress received approximately $33.8 million in proceeds, net of issuance costs, and did not receive any proceeds from the shares sold by the selling stockholders.

     During fiscal 2000, Cypress purchased $338.7 million in capital equipment, a $224.3 million increase from the $114.4 million purchased in 1999, and a $255.1 million increase from the $83.6 million purchased in 1998. Cypress purchased equipment for its domestic wafer fabrication plants, its test and assembly facility in the Philippines, its back-end manufacturing subcontractors and its design and technology groups. Equipment purchased for the fabs is expected to improve wafer manufacturing capacity and capabilities as Cypress implements new technologies, including its 0.15 and 0.25 micron processes. A majority of the equipment purchased was for Fab 4 located in Minnesota to increase its capacity and capability. Equipment purchased for the Philippines and for use by its subcontractors was used to increase manufacturing capacity and tool certain packaging capabilities. Capital equipment purchases for the technology group are expected to enhance and accelerate research and development capabilities. Capital expenditures in 2001 are expected to be lower when compared to 2000, as Cypress is now realizing the effects of fiscal 2000 efforts to increase wafer manufacturing capabilities and capacity. Cypress completed its upgrade of the research and development fab in San Jose from six-inch to eight-inch during fiscal 2000, ensuring compatibility with Cypress’s wafer manufacturing facilities in Minnesota. Cypress will also continue to purchase new software and equipment to enhance its research and development capabilities. In fiscal 2001, Cypress expects to purchase approximately $280.9 million in capital equipment.

     Employees of Cypress Microsystems (“CMS”), a subsidiary of Cypress, purchasing stock through the Restricted Stock Plan, were offered loans to enable them to purchase their shares. This program started in February 2000, and continues to be available. The loans bear interest at a rate of 6.45%, and are secured by CMS common shares. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress Microsystems or Cypress Semiconductor, or three years from the grant date of the loan. At December 31, 2000, amounts receivable under this program totaled $0.1 million.

     In May 2000, a similar offering was made to the employees of Alation just prior to merger. The program offered loans bearing interest at an annual rate of 7.0% to enable the employees to exercise their options to purchase Alation stock. Upon merger, using the pooling of interests method, all Alation shares were converted into Cypress common shares. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress, or a Cypress subsidiary, or three years from the grant date of the loan. At December 31, 2000, amounts receivable under this program totaled $0.2 million.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest at a rate of 4.71% and are secured by Cypress common shares. At December 31, 2000, amounts receivable under this program totaled $1.8 million.

     In 1998, Cypress retired a total of $15.0 million principal of its $175.0 million, 6.0% Convertible Subordinated Notes which were issued in September 1997, for $12.9 million, resulting in a pre-tax net gain of $1.7 million. The net gain was recorded as other income. The remaining outstanding 6.0% Notes were called by Cypress effective October 2, 2000. A portion of the proceeds from the 6.0% Notes were used to repay the $49.0 million balance outstanding under a revolving credit facility, acquire equipment, purchase a building in Woodinville, Washington and for stock repurchases in 1998.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress’s common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program. The unsold repurchased shares were used for option exercises under Cypress’s 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During fiscal 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Stock Purchase Plan. Such shares had been repurchased under the 1997/1998 plan and repurchase programs prior to 1997.

     In 1994 and 1995, Cypress entered into two operating lease agreements with respect to its office and manufacturing facilities in San Jose, which expired in 1999, and Minnesota, which expires in 2004. In October 1999, Cypress re-entered into a new operating lease agreement for the San Jose office, which expires in 2004 with the same lessor for the same facilities. In April 1996, Cypress entered into an additional lease agreement, which expires in 2001 for two office facilities in San Jose. These agreements require that Cypress maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. Cypress’s restricted investment balance as of December 31, 2000 and January 2, 2000 was $60.7 million and $61.2 million, respectively, and is recorded as other assets on the Balance Sheet. Cypress was in compliance with its covenants at December 31, 2000.

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

Subsequent Events

     On March 22, 2001, Cypress completed an agreement with a lessor in relation to the construction of an approximate 111,000 square foot general purpose office building on the northeast lot of Champion Court, adjacent to the current executive offices. The arrangement will include a 34.5-year ground lease granted by Cypress to the lessor. The lessor will construct the building on the lot, with Cypress acting as its construction agent. The agreement allows for an eighteen-month construction period followed by a five-year lease term. During the lease term payments due vary based on LIBOR, plus a spread based on a total lease balance of up to approximately $21 million. Cypress is obligated to provide collateral equivalent to 86.2% of the then existing lease balance. At the end of the lease term, Cypress shall have the option to purchase the building.

     On March 22, 2001, Cypress employees were offered the opportunity to exchange their stock options for a promise to issue new options. The offer to exchange options expires on April 4, 2001. The new options will be granted on October 8, 2001 with an exercise price equal to the NYSE closing price on the same day. Any grant issued prior to March 20, 2001 will be eligible for this program. The new option will be issued with 12 months vested as of October 8, 2001 and the balance will vest 1/60th per month regardless of how many options were vested at the time of the cancellation election.

     On March 16, 2001, the Board of Directors of Cypress authorized the repurchase of an additional 5 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the repurchase program to 15 million. Since December 31, 2000, 1.0 million shares were repurchased at an average cost of $21.01 per share. In conjunction with the stock repurchase, the Board of Directors authorized the additional sale of put warrants. Cypress sold put warrants through private placements for which Cypress received $8.1 million between January 1, 2001 and March 22, 2001. Cypress had a maximum potential obligation to purchase 3.3 million shares of its common stock at an aggregate price of $68.1 million as of March 22, 2001. The put warrants have various expiration periods through October 2001. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. No amount was classified out of stockholders’ equity in the accompanying consolidated balance sheet.

     On February 23, 2001, Cypress completed its acquisition of International Microcircuits Inc. (“IMI”), a company specializing in timing technology integrated circuits. IMI’s product portfolio includes programmable clocks, clock distribution products, electromagnetic interference suppression devices and application-specific products. Cypress paid approximately $126 million in cash and options to acquire Cypress common stock. Cypress will account for the transaction by the purchase accounting method.

     On February 5, 2001, Cypress announced the signing of a definitive agreement to acquire HiBand Semiconductors, Inc., a provider of mixed-signal integrated circuits for high-speed communications markets. The acquisition, which has an estimated value of $32 million, is expected to close during March 2001 and will be accounted for by the purchase accounting method. Closing is subject to regulatory approvals and other customary conditions.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Hedging Activities.“SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133,“which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133.” SFAS No. 138 amends certain terms and conditions of SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Cypress will adopt SFAS No. 133, as amended, in its first quarter of 2001. The adoption of SFAS No. 133 will not have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

     The fair value of Cypress’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligation.

     A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. Based on Cypress’s overall currency rate exposure at December 31, 2000, a near-term 10% appreciation or depreciation in the U.S. dollar would have an immaterial effect on Cypress’s financial position, results of operations and cash flows over the next fiscal year.

     All of the potential changes noted above are based on sensitivity analyses performed on Cypress’s balances as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (In thousands, except per-share amounts)

	December 31, 2000	January 2, 2000

ASSETS
Current assets:
Cash and cash equivalents	$551,025	$159,088
Short-term investments	333,576	121,859

Total cash, cash equivalents and short-term investments	884,601	280,947
Accounts receivable, net	193,525	104,143
Inventories	104,935	98,786
Other current assets	99,725	78,117

Total current assets	1,282,786	561,993

Property, plant and equipment, net	571,475	358,206
Other assets	507,493	226,759

Total assets	$2,361,754	$1,146,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,735	$98,378
Accrued compensation and employee benefits	61,379	32,485
Other current liabilities	60,108	29,119
Deferred income on sales to distributors	34,084	21,061
Income taxes payable	48,121	20,311

Total current liabilities	299,427	201,354

Convertible subordinated notes	570,500	160,000
Deferred income taxes	103,604	56,100
Other long-term liabilities	60,555	10,884

Total liabilities	1,034,086	428,338

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 250,000 shares
authorized; 136,895 and 119,091 issued; 125,659 and
114,111 outstanding at December 31, 2000 and
January 2, 2000	1,369	1,191
Additional paid-in-capital	1,010,357	533,137
Notes receivable from stockholders	(2,146)	(8,186)
Deferred compensation	(10,360)	(1,932)
Retained earnings	513,649	236,341

	1,512,869	760,551
Less: shares of common stock held in treasury, at cost;
11,236 shares and 4,980 shares at December 31, 2000
and January 2, 2000.	(185,201)	(41,931)

Total stockholders’ equity	1,327,668	718,620

Total liabilities and stockholders’ equity	$2,361,754	$1,146,958

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 32

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts)

	Year Ended

	December 31, 2000	January 2, 2000	January 3, 1999

Revenues	$1,287,787	$745,042	$588,915

Cost of revenues	564,839	408,885	429,599
Research and development	184,471	136,858	116,871
Selling, general and administrative	153,909	113,601	97,267
Acquisition and other non-recurring costs	56,214	37,902	—
Restructuring	(485)	(3,811)	60,737

Total operating costs and expenses	958,948	693,435	704,474

Operating income (loss)	328,839	51,607	(115,559)
Interest expense	(23,633)	(9,643)	(11,276)
Interest income and other, net	64,964	53,205	14,133

Income (loss) before income taxes	370,170	95,169	(112,702)
(Provision) benefit for income taxes	(92,862)	(7,039)	11,108

Net income (loss)	$277,308	$88,130	$(101,594)

Net income (loss) per share:
Basic	$2.29	$0.81	$(0.97)
Diluted	$2.03	$0.76	$(0.97)
Weighted average common and common equivalent shares
outstanding:
Basic	121,126	108,156	105,238
Diluted	144,228	115,527	105,238

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 33

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount

Balances at December 29, 1997	106,139	$1,136	$466,053	$(4)	$(506)	$283,302	$(91,338)	$658,643
Cypress (ICW) activities for the Quarter ended March 28, 1999	—	—	—	—	—	1,622	—	1,622
Re-issuance of treasury shares under employee stock plans and other	2,287	5	1,347	4	—	(7,661)	19,767	13,462
Premiums received from put option issuances	—	—	6,620	—	—	—	—	6,620
Conversion of note payable into common stock	—	—	225	—	—	—	—	225
Repurchase of common stock under stock repurchase program	(7,607)	—	—	—	—	—	(62,274)	(62,274)
Compensation expense to outside consultants	—	—	14	—	—	—	—	14
Provision for and amortization of deferred compensation	—	—	2,562	—	(1,455)	—	—	1,107
Net loss for the year	—	—	—	—	—	(101,594)	—	(101,594)

Balances at January 3, 1999	100,819	1,141	476,821	—	(1,961)	175,669	(133,845)	517,825

Cypress (Galvantech) activities for the quarter ended March 31, 1999	—	—	—	—	—	232	—	232
Re-issuance of treasury shares and issuance of common stock under employee stock plans and other	13,292	50	40,265	—	—	(27,690)	91,914	104,539
Tax benefit resulting from stock option transactions	—	—	13,772	—	—	—	—	13,772
Notes receivable from stockholders	—	—	—	(8,186)	—	—	—	(8,186)
Conversion of note payable into
common stock	—	—	300	—	—	—	—	300
Compensation expense to outside consultants	—	—	234	—	—	—	—	234
Provision for and amortization of deferred compensation	—	—	1,745	—	29	—	—	1,774
Net income for the year	—	—	—	—	—	88,130	—	88,130

Balances at January 2, 2000	114,111	1,191	533,137	(8,186)	(1,932)	236,341	(41,931)	718,620
Issuance of common stock in relation to acquisitions	3,513	35	171,337	—	—	—	—	171,372
Repurchase of common stock under stock repurchase program	(6,256)	—	—	—	—	—	(143,270)	(143,270)
Issuance of common stock under employee stock plans and other	7,519	75	67,891	—	—	—	—	67,966
Issuance of common stock due to conversion of notes	6,772	68	159,918	—	—	—	—	159,986
Provision for and amortization of deferred compensation	—	—	15,053	—	(8,428)	—	—	6,625
Notes receivable from stockholders	—	—	—	6,040	—	—	—	6,040
Premiums received from issuance of put options	—	—	6,288	—	—	—	—	6,288
Tax benefit resulting from stock option transactions	—	—	56,733	—	—	—	—	56,733
Net income for the year	—	—	—	—	—	277,308	—	277,308

Balances at December 31, 2000	125,659	$1,369	$1,010,357	$(2,146)	$(10,360)	$513,649	$(185,201)	$1,327,668

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 34

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended

	December 31, 2000	January 2, 2000	January 3, 1999

Cash flow from operating activities:
Net income (loss)	$277,308	$88,130	$(101,594)
Adjustments to reconcile net income (loss) to
net cash generated by operating activities:
Depreciation and amortization	145,411	108,886	117,204
Acquired in-process research and development	32,425	4,019	—
Non-cash interest and amortization of debt
issuance costs	5,293	1,034	1,034
Net gain on early retirement of debt	—	—	(1,734)
Loss on write down of assets	—	11,047	—
Deferred gain on sale of fixed assets	—	(3,959)	—
Gain on sales of assets	(5,000)	(36,237)	—
Restructuring costs (credits) and other non-recurring costs	1,479	(3,811)	69,564
Issuance of stock for services	—	—	14
Tax benefit resulting from stock option
transactions	56,733	13,722	—
Deferred income taxes	5,434	(9,971)	(1,220)
Changes in operating assets and liabilities:
Receivables, net	(89,166)	(30,416)	8,516
Inventories, net	(7,162)	(30,149)	18,276
Other assets	(14,367)	(13,568)	36,423
Accounts payable, accrued and other liabilities	71,876	58,676	(17,749)
Deferred income	13,023	7,221	2,985
Income taxes payable	27,810	(7,002)	(21,152)

Net cash flow generated from operating activities	521,097	157,622	110,567

Cash flow from investing activities:
Purchase of investments	(492,855)	(218,383)	(113,753)
Notes receivable	—	61	(147)
Sale or maturities of investments	181,018	66,872	127,195
Acquisition of property, plant and equipment	(338,740)	(114,364)	(83,570)
Acquisition of Anchor and Arcus	—	(24,839)	—
Acquisition of technology rights	—	(4,700)	—
Acquisition of product rights and equity
interest from Altera	—	(12,187)	—
Proceeds from sale of investment	7,500	36,237	—
Proceeds from sale of equipment	325	16,179	6,551

Net cash flow used for investing activities	(642,752)	(255,124)	(63,724)

Cash flow from financing activities:
Borrowing from (repayment of) notes payable
and short-term debt	(1,099)	(2,154)	(4,551)
Issuance of convertible subordinated notes, net of
issuance costs	554,812	—	—
Loss on early retirement of debt	—	—	(12,916)
Repurchase of common stock	(143,270)	—	(62,274)
Re-issuance of treasury shares and issuance of
common stock	63,538	116,982	13,555
(Issuance) repayment of notes to stockholders,
net	6,040	(8,186)	—
Premiums received from put options	6,288	—	6,620
Other liabilities, including minority interest	18,665	897	(697)

Net cash flow generated (used) for financing
activities	504,974	107,539	(60,263)

Net change in cash during the period due to
mergers and acquisitions	8,618	(2,339)	3,434
Net increase (decrease) in cash and cash equivalents	391,937	7,698	(9,986)
Cash and cash equivalents, beginning of year	159,088	151,390	161,376

Cash and cash equivalents, end of year	$551,025	$159,088	$151,390

Supplemental disclosures:
Cash paid during the year for:
Interest	$15,734	$9,626	$10,092
Income taxes	$15,252	$5,467	$700
Non-cash flow items:
Common stock and options issued for
acquisitions	$186,360	$6,200	$—

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

     Cypress — Cypress Semiconductor Corporation (“Cypress”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computation, consumer products, and industrial control. With a focus on emerging communications applications, Cypress’s product portfolios include: networking-optimized and micro-power static RAMs; high-bandwidth multi-port and FIFO memories; high-density programmable logic devices; timing technology for PCs and other digital systems; and controllers for Universal Serial Bus (“USB”).

     Cypress’s operations outside of the U.S. include its test and assembly plant in the Philippines and several sales offices and design centers located in various parts of the world. Revenues to international customers were 49%, 49% and 43% of total revenues in 2000, 1999 and 1998, respectively.

     The consolidated financial statements include the accounts of Cypress and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year — The Cypress fiscal year ends on the Sunday closest to December 31. Fiscal years 2000, 1999 and 1998 ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively. Fiscal years 2000 and 1999 were 52-week years while fiscal year 1998 was a 53-week year. Operating results for the additional week were considered immaterial to Cypress consolidated operating results for the year ended January 3, 1999.

     Management Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

     Reclassifications — Certain prior year amounts have been adjusted to conform to current year presentation.

     Fair Value of Financial Instruments — For certain of Cypress’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. The carrying value of Cypress’s investments approximate their fair values based on market information. At December 31, 2000, the estimated fair value of the Convertible Subordinated Notes was $421.3 million.

     The estimated fair values have been determined by Cypress, using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Cypress could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     Cash Equivalents — Highly liquid investments purchased with an original maturity of ninety days or less are considered equivalent to cash .

     Investments — All Cypress investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of stockholders’ equity. Unrealized gains and losses net of related taxes, were not material for the year ended December 31, 2000 or cumulatively.

     In fiscal 1998, Cypress recorded a $3.0 million writedown of a certain investment that was believed to be permanently impaired. In 1999, due to a resurgence in the semiconductor business, the value of the investment increased. In fiscal 1999, Cypress sold the investment, recording a pre-tax gain of $36.2 million in other income.

     Inventories — Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value.

     Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Accelerated methods of computing depreciation are used for tax purposes.

Useful Lives in Years
Equipment	3 to 7
Buildings and leasehold improvements	5 to 10	;
Furniture and fixtures	5 to 7

     Pre-operating Costs — Prior to fiscal year 1998 incremental costs incurred in connection with developing major production capability at new manufacturing plants, including depreciation, amortization and cost of qualification of equipment and production processes were capitalized and amortized over five years. Pre-operating costs totaling $3.8 million, net of accumulated amortization were included in other assets at December 29, 1997. Such costs were being amortized over five years at a rate based on estimated units to be manufactured during that period. In fiscal 1998, these costs were written off. Pre-operating costs after 1998 have been expensed as incurred.

     Long-Lived Assets — Long-lived assets held and used by Cypress are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, all long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less expected selling costs.

     Revenue Recognition — In December 1999, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Adoption of SAB 101 did not have a material effect on Cypress’s results.

     Revenues from product sales are generally recognized when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product has occured. Reserves are provided for estimated returns. A portion of Cypress’s sales are made to distributors under agreements which allow certain rights of return and price protection on products unsold. Accordingly, Cypress defers recognition of revenues and profit on such sales until these distributors resell the products.

     Cypress sells to certain international distributors with a provision for price adjustments on certain products without a right of return. Cypress reserves for all anticipated price adjustments, and revenues are recognized upon shipment.

     Cypress also has inventory, which is held by certain customers on a consignment basis. Revenues are recorded when title transfers as defined per the respective consignment agreements.

     Earnings Per Share — Basic Earnings Per Share (“EPS”) is computed using weighted average common shares outstanding. Diluted EPS is computed using weighted average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Dilutive securities include stock options and convertible debt.

     Translation of Foreign Currencies — Cypress uses the U.S. dollar as its functional currency for all foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in results of operations. Sales to customers are primarily denominated in U.S. dollars. All foreign currency translation gains and losses have not been material in any year.

     Hedging — To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange, Cypress has established revenue and balance sheet hedging programs. These hedging programs reduce, but do not always eliminate, the impact of foreign currency rate movements. It is Cypress’s general policy to hedge using spot and forward contracts to cover at least eighty percent (80%) of net foreign exchange risks. Cypress also has hedging programs to cover known exposure for capital spending contracts denominated in foreign currencies.

     Concentration of Credit Risk — Financial instruments that potentially subject Cypress to concentrations of credit risk are primarily investments and trade accounts receivable. Cypress’s investment policy requires cash investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer.

     Cypress sells its products to original equipment manufacturers and distributors throughout the world. Cypress performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. Cypress maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. No single customer represented greater than 10% of accounts receivables at December 31, 2000. Sales to Motorola, Inc. accounted for 10.9% of total revenues in fiscal 2000. Sales to two distributors accounted for greater than 10% of total revenues in fiscal 2000; sales to one distributor accounted for greater than 10% of total revenues in 1999 and 1998. Sales to Arrow Electronics, Inc. were 18.0%, 19.1% and 29.4% in fiscal 2000, 1999 and 1998, respectively. Sales to Future Electronics Corporation were 14.1% of total revenues in fiscal 2000. Write-offs of accounts receivable have been immaterial during the preceding three fiscal years.

     Accounting for Stock-Based Compensation — Cypress accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. If there is any compensation cost under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of Financial Accounting Standards Board (“FASB”) Interpretation 28. In accordance with SFAS No. 123, Cypress provides additional pro forma disclosures in Note 9. On July 1, 2000, Cypress adopted FASB Interpretation 44, which addresses a number of accounting practice issues relating to the application of APB 25. The interpretation was generally effective on July 1, 2000, but in some circumstances applied to transactions that occurred prior to the effective date.

     Comprehensive Income — In 1998, Cypress adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Cypress did not have a material difference between net income and comprehensive income for the years presented.

     Recent Accounting Pronouncements — In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133.” SFAS No. 138 amends certain terms and conditions of SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Cypress will adopt SFAS No. 133, as amended, in its first quarter of 2001. The adoption of SFAS No. 133 will not have a material impact on its financial statements.

Note 2: Balance Sheet Components

Available-For-Sale Securities

	December 31, 2000	January 2, 2000

	(In thousands)
Corporate debt securities	$515,352	$175,510
Federal, state and municipal obligations	117,336	110,307
Money markets	425,359	69,755
Other	14,089	13,720

Total available-for-sale
securities	$1,072,136	$369,292

At December 31, 2000 and January 2, 2000, the net unrealized holding gains and losses on securities were immaterial. The securities at December 31, 2000 and January 2, 2000 are shown by contractual maturity below.

	December 31, 2000	January 2, 2000

	(In thousands)
Due in one year or less	$860,692	$257,968
Due after one year through two years	211,444	111,324

Total available-for-sale
securities	$1,072,136	$369,292

Page 38

Accounts Receivable, Net

	December 31, 2000	January 2, 2000
(In thousands)
Accounts receivable, gross	$ 199,730	$ 107,614
Allowance for doubtful accounts and
customer Returns	(6,205)	(3,471)

Accounts receivable, net	$ 193,525	$ 104,143

Inventories

Raw materials	$ 11,387	$13,360
Work-in-process	63,200	49,328
Finished goods	30,348	36,098

Inventories	$104,935	$98,786

Property, Plant and Equipment, Net

Land	$ 14,448	$ 13,829
Equipment	984,395	735,493
Buildings and leasehold improvements	152,606	101,998
Furniture and fixtures	10,046	8,499

Total property, plant and equipment	1,161,495	859,819
Accumulated depreciation and
amortization	(590,020)	(501,613)

Property, plant and equipment, net	$ 571,475	$ 358,206

Other Assets

Restricted investments	$ 60,698	$ 61,198
Long-term investments	211,444	111,324
Intangible assets and goodwill	214,637	43,721
Other	20,714	10,516

Other assets	$507,493	$226,759

Other Current Liabilities

Customer Advances	$20,159	$ —
Accrued Interest Payable	10,305	2,400
Rep commissions	7,301	3,031
Accrued Royalties	4,007	2,913
Restructuring reserve	—	2,313
Other	18,336	18,462

Other current liabilities	$60,108	$29,119

Note 3: Mergers Using Pooling of Interests

Merger with Alation Systems, Incorporated

     On May 24, 2000, Cypress completed a merger with Alation Systems, Inc. (“Alation”), which was accounted for as a pooling of interests. Cypress issued 0.5 million shares of its common stock plus options in exchange for all outstanding stock and options of Alation. These consolidated financial statements and the notes to the consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and Alation were different, and Alation has changed its fiscal periods to coincide with that of Cypress. Cypress’s consolidated balance sheets as of January 2, 2000 and January 3, 1999 have been combined with Alation’s consolidated balance sheets as of December 31, 1999 and December 31, 1998, respectively. For the purpose of the consolidated statements of operations for the periods ended January 2, 2000 and January 3, 1999, Cypress’s statements of operations have been combined with Alation’s statements of operations for the periods ended December 31, 1999 and December 31, 1998 respectively.

     During the quarter ended July 2, 2000, Cypress recorded merger-related costs of $1.4 million related to the acquisition of Alation. These charges, which consist primarily of non-cash deferred compensation charges, legal, and accounting, have been included under acquisition and other non-recurring costs in the consolidated statements of operations.

Merger with Galvantech Incorporated

     On March 2, 2000, Cypress completed a merger with Galvantech, Inc. and its subsidiaries (“Galvantech”), which was accounted for as a pooling of interests. Cypress issued 3.0 million shares of common stock plus options in exchange for all outstanding stock and options of Galvantech. These consolidated financial statements and the notes to the consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and Galvantech were different, and Galvantech has changed its fiscal periods to coincide with that of Cypress. Cypress’s consolidated balance sheets as of April 2, 2000 and January 2, 2000 have been combined with Galvantech’s consolidated balance sheets as of April 2, 2000 and December 31, 1999 respectively. For the purpose of the consolidated statements of operations for the periods ended April 2, 2000 and April 4, 1999, Cypress’s statements of operations have been combined with Galvantech’s statements of operations for the three-month periods ended April 2, 2000 and March 31, 1999, respectively. As a result of combining Cypress’s and Galvantech’s financial statements for the fiscal years ended January 2, 2000 and January 3, 1999, the results of operations of Galvantech for the quarter ended March 31, 1999 were included in the consolidated statements of operations of both 1998 and 1999. Therefore, the balance sheet and cash and cash equivalents for the quarter ended December 31, 1998 and March 31, 1999 are the same.

     During the quarter ended April 2, 2000, Cypress recorded merger-related costs of $1.8 million related to the acquisition of Galvantech. These charges, which consist primarily of legal, accounting and investment banking fees, have been included under acquisition and other non-recurring costs in the consolidated statements of operations.

Merger with IC WORKS Incorporated

     On April 1, 1999, Cypress completed a merger with IC WORKS Incorporated (“ICW”), which was accounted for as a pooling of interests. The consolidated financial statements and the notes to the consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and ICW were different. ICW has changed its fiscal year-end to coincide with that of Cypress. Cypress’s consolidated statements of operations for the periods ended January 3, 1999 and December 27, 1997, have been combined with ICW’s consolidated statements of operations for the corresponding twelve month periods ended December 28, 1998 and March 28, 1998.

     During fiscal 1999, Cypress recorded merger-related transaction costs of $3.7 million related to the merger of ICW. These charges, which consist primarily of investment banking and other professional fees, have been included under acquisition and other non-recurring costs in the consolidated statements of operations.

Combined Financial Statements of Cypress with Merged Companies

     The results of operations previously reported by the separate companies prior to the mergers and included in the results of operations for the fiscal years ended January 2, 2000 and January 3, 1999 are presented below.

	Cypress	Galvantech	Alation	Total
	(In thousands)
Year ended January 2, 2000
Revenue	$705,487	$39,316	$ 239	$745,042
Net Income (Loss)	$ 91,054	$ 908	$(3,832)	$ 88,130

	Cypress	IC WORKS	Galvantech	Alation	Total
	(In thousands)
Year ended January 3, 1999
Revenue	$ 486,842	$68,049	$33,651	$ 373	$ 588,915
Net Income (Loss)	$(110,848)	$ 5,930	$ 5,068	$(1,744)	$(101,594)

Page 40

Note 4: Acquisitions Using Purchase Accounting

Acquisition of Silicon Light Machines

     On August 30, 2000, Cypress acquired all of the outstanding capital stock of Silicon Light Machines (“SLM”) that Cypress did not previously own. SLM is a supplier of microelectromechanical systems (“MEMS”) technology applicable to fiber-optic networks and other applications. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of August 30, 2000, the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and SLM.

     Cypress acquired SLM for a total consideration of $164.0 million, including $161.2 million in stock, an existing $2.2 million investment, and direct acquisition costs of $0.6 million for legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on appraisals prepared by an independent appraisal firm using estimates and projections provided by management. The asset values estimates are as follows:

(In thousands)
Fair value of tangible net assets	$ 17,017
In-process research and development	30,400
Current technology	107,200
Assembled workforce	4,700
Deferred tax liability	(44,760)
Excess of purchase price over identifiable net assets acquired	49,456

Total	$ 164,013

     The valuation method used to value the in-process technology of SLM is a form of discounted cash flow method commonly known as the “percentage of completion” approach whereby the cash flow derived from the technology is multiplied by the percentage of completion of the in-process technology. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology of SLM is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 30.0%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to complete the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of December 31, 2000, the actual development timelines and costs are in line with management’s estimates.

     The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using discount rates of 10.0% and 27.0% (depending on the products), which Cypress believes was appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flow to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

     The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

     The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized over their respective estimated useful lives of between four and seven years using the straight-line method.

     Summarized below are the unaudited pro forma results of Cypress as though SLM had been acquired at January 4, 1999. Adjustments have been made for the estimated increases in amortization related to the purchased core technology, completed products, workforce, amortization of stock-based compensation and other appropriate pro forma adjustments.

Year Ended
	December 31, 2000	January 2, 2000
(In thousands)
Total revenue	$ 1,291,106	$ 744,872
Net income	$ 296,015	$ 30,021
Net income per share
Basic	$ 2.44	$ 0.28
Diluted	$ 2.24	$ 0.26

     The above amounts are based upon certain assumptions and estimates, which we believe are reasonable and do not reflect any benefit from economies of scale, which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1999 or of future results of operations of the combined companies. The charge for purchased in-process research and development has not been included in the pro forma results above because it is non-recurring and directly related to the acquisition.

Acquisition of RadioCom Corporation

     On June 29, 2000, Cypress acquired all of the outstanding capital stock of RadioCom Corporation (“RadioCom”). RadioCom specializes in the design and development of semiconductor radio frequency (“RF”) integrated circuits. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of June 29, 2000, the effective date of the purchase. The results of operations of RadioCom from June 29, 2000 through Cypress’s quarter ended July 2, 2000 were not significant and were therefore excluded from that quarter’s reported results. There are no significant differences between the accounting policies of Cypress and RadioCom.

     Cypress acquired RadioCom for a total consideration of $10.2 million in stock. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on appraisals prepared by management. The asset values estimates are as follows:

(In thousands)
Fair value of tangible net assets	$ 51
In-process research and development	2,025
Current technology	1,752
Assembled workforce	802
Excess of purchase price over identifiable net assets acquired	5,584

Total	$10,214

     The valuation method used to value the in-process technology of RadioCom is the “percentage of completion” approach. The value of the in-process technology of RadioCom is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 20.0%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management’s estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility. As of December 31, 2000, the actual development timelines and costs are in line with management’s estimates.

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

     The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

     The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized over their respective estimated useful lives of between six and ten years using the straight-line method.

Acquisition of Arcus Technology Companies

     On June 30, 1999, Cypress acquired all of the outstanding capital stock of Arcus Technology (USA), Inc. and the assets of Arcus Technology (India) Limited (referred to as “Arcus” on a combined basis). Arcus specializes in data communications technologies including dense wave multiplexing (which allows multiple signals to be transmitted over a single fiber optic cable) and “IP over SONET” (the technology used to code and decode Internet traffic to send it over the telephone system). The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of and since June 30, 1999, the effective date of the purchase. There are no significant differences between the accounting policies of Cypress and Arcus. The results of operations of Arcus are included in Cypress’s consolidated results of operations during the second half of Cypress’s fiscal year 1999.

     Cypress acquired Arcus for a total consideration of $17.7 million, including cash of $11.5 million and stock of $6.2 million. Through December 31, 2000 Cypress paid $10.5 million in cash and issued $6.2 million in stock. Cypress incurred a one-time charge of $2.0 million in fiscal 2000 due to the acceleration of contractual obligation. The remaining $1.0 million in cash will be paid as certain performance milestones are reached. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed at the time of the acquisition based on independent appraisals and management estimates as follows:

(In thousands)
Fair value of tangible net assets	$ 391
In-process research and development	2,500
Current technology	4,400
Assembled workforce	1,600
Deferred compensation	5,553
Excess of purchase price over net assets acquired	3,264

Total	$17,708

     The valuation method used to value the in-process technology of Arcus is the “percentage of completion” approach. The value of the in-process technology of Arcus is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 32.5%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management’s estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility. A deduction of 7.5% to 12.0% of expected future revenue was made in calculating future cash flows from in-process technology and attributed to previously existing technology.

     The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using a discount rate of 25.0%, which Cypress believes was appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flow to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

     The value of the assembled workforce is based on estimated costs to replace the existing staff including recruiting, hiring and training costs for employees in all categories, to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. Deferred compensation value is the cash and stock consideration to be paid upon the future achievement of established performance milestones.

     The amounts allocated to current technology, assembled workforce, and residual goodwill are being amortized over their respective estimated useful lives between six and ten years using the straight-line method. The deferred compensation is being amortized on a straight-line basis over the estimated timeframe required to achieve the performance milestones, which is two years.

Acquisition of Anchor Chips, Incorporated

     On May 25, 1999, Cypress acquired all of the outstanding capital stock of Anchor Chips, Inc. (“Anchor”), a company that designs and markets micro-controller chips that support Universal Serial Bus applications. The acquisition was accounted for using purchase accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of and since May 25, 1999, the effective date of the purchase. There are no significant differences between the accounting policies of Cypress and Anchor. The results of operations of Anchor were included in Cypress’s consolidated results of operations as of and since the effective date of the purchase.

     Cypress paid approximately $15.0 million in cash. In addition, Cypress assumed net liabilities of approximately $0.9 million. The total purchase consideration of $15.9 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on a valuation completed by management, as follows:

(In thousands)
Fair value of tangible net liabilities	$ (919)
In-process research and development	1,519
Assembled workforce	1,320
Current technology	13,036

Total	$ 14,956

     The valuation method used to value the in-process technology of Anchor is the “percentage of completion” approach. The value of the in-process technology of Anchor is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 32.5%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management’s estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility. A deduction of 7.5% to 12.0% of expected future revenue was made in calculating future cash flows from in-process technology and attributed to previously existing technology. As of December 31, 2000, the actual development timelines and costs are in line with management’s estimates.

     The value of the assembled workforce is based on estimated costs to replace the existing staff including recruiting, hiring and training costs for employees in all categories, to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

     The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using a discount rate of 25.0%, which Cypress believes was appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flow to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

     The amounts allocated to current technology, and assembled workforce are being amortized over their estimated useful lives of five years using the straight-line method. There was no goodwill associated with the acquisition of Anchor.

     Development of in-process technology remains a substantial risk to Cypress due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation as well as the valuation of other intangible assets was prepared by management or an independent appraisal firm, based on inputs from Cypress and the acquired company’s management, utilizing valuation methods that are recognized by the SEC staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in the appraiser’s valuation model and require Cypress to revise the amount allocated to in-process research and development.

     Pro forma results of operations for Arcus, Anchor and RadioCom are not presented, as they are not materially different.

Note 5: Other Product Line Transactions

Sale of FCT Business

     On February 25, 2000, Cypress sold its Fast CMOS Technology (“FCT”) business including inventories, product software, all technical data, and a license for the related intellectual property. Total proceeds from the sale were $7.5 million and Cypress recorded a gain of $5.0 million from the sale. In conjunction with this sale, Cypress entered into a supply agreement for the related existing inventories and future requirements, based on historical run rates. Cypress has continued to supply product through the end of fiscal 2000, and completed its obligations under the supply agreement during the fourth quarter of fiscal 2000. Revenues from FCT products were approximately 1% of 1999 revenues.

Acquisition from Altera

     On October 5, 1999, Cypress announced that it had signed a definitive agreement with Altera Corporation (“Altera”) to acquire Altera’s MAX 5000 Programmable Logic Device (“PLD”) product line and its equity interest in Cypress’s wafer fabrication facility in Round Rock, Texas (“Fab 2”) for approximately $13.0 million in cash. The acquisition was accounted for as a purchase. In 1988, Altera licensed its MAX 5000 family of products to Cypress in consideration of manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock wafer fabrication facility. By acquiring Altera’s equity interest in October 1999, Fab 2 is now 100% owned by Cypress.

Note 6: Acquisition, Restructuring and Other Non-Recurring Costs

2000 Acquisition and Other Non-Recurring Costs

     During fiscal 2000, Cypress recorded acquisition and merger-related costs of $56.2 million. In-process research and development costs were $32.4 million. Amortization of intangible assets relating to current and prior year acquisitions totaled $18.4 million. Transaction costs of $3.4 million, which consist primarily of non-cash deferred compensation charges, legal, accounting and investment banking fees, were incurred during the fiscal year. Cypress incurred a one-time charge of $2.0 million due to the acceleration of contractual obligations related to the Arcus acquisition.

1999 Acquisition, Restructuring and Other Non-Recurring Costs

     During fiscal 1999, Cypress recorded a net $34.1 million in restructuring, merger and acquisition, and other non-recurring costs. These one-time, non-recurring costs included a $12.3 million write-off of a certain manufacturing asset that was not in service and was subsequently scrapped, and an $11.9 million one-time compensation charge associated with retention and performance payments to key employees in December 1999. In the first quarter of fiscal 1999, Cypress recorded one-time charges of $3.7 million associated with the merger with IC Works. These charges were for investment banking fees and other professional fees. During fiscal 1999, Cypress recorded $0.3 million in deferred compensation costs associated to the merger with Alation. Cypress also recorded $8.8 million in costs associated with the purchases of Anchor and Arcus comprised of $4.0 million for in-process technology, $1.6 million for transaction costs and $3.2 million in amortization of intangible assets. During the fourth quarter of fiscal 1999, Cypress acquired Altera’s MAX 5000 Programmable Logic Device (“PLD”) product line and its equity interest in Cypress’s wafer fabrication facility in Round Rock, Texas. As part of the transaction, Cypress recorded intangible assets associated with the product rights and incurred $0.3 million for the amortization of these intangibles. These non-recurring charges were offset by a reversal of $3.0 million of the 1998 restructuring reserve. The reversed charges related to $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and completion of the Alphatec restructuring activities. Cypress also reversed $0.5 million of the 1998 restructuring reserve for other fixed asset related charges that were no longer considered necessary. During fiscal 1999, Cypress reversed $0.7 million of the 1996 restructuring reserve related to fixed asset de-installation charges that were no longer required.

1998 Restructuring

     During 1998, Cypress implemented an overall cost reduction plan and recorded a $58.9 million restructuring charge related to the impairment of assets ($46.4 million), reduction in work force ($4.8 million), and other transaction costs ($5.9 million). The restructuring entailed:

•	The shutdown of Fab 3, located in Bloomington, Minnesota and consolidation of parts of Fab 3 operations with other operations of Cypress.

•	The discontinuance of the 0.6 micron 256K static RAM production in Fab 2 located in Texas.

•	The conversion of an existing research and development fab located in San Jose (“Fab 1”) to eight-inch capability in order to be compatible with the state of the art eight-inch Minnesota manufacturing facility.

•	The transfer of Cypress’s test operations from its subcontractor, Alphatec, in Thailand to Cypress’s production facility in the Philippines.

     The restructuring activities described above included the termination of approximately 850 employees, primarily from manufacturing, both at Cypress and at Alphatec.

     During the second quarter of 1998, in conjunction with the closure of Fab 3, Cypress established a reserve for $1.4 million to cover severance costs associated with the reduction of work force at that location. This was based on the anticipated level of payments that would be made to personnel included in the work force reduction. As part of a review of inventory, it was noted that Cypress required an additional reserve of $0.5 million to cover inventory that was written off. This related to a change in estimate regarding inventory that had been previously reserved.

     The balance of the reserve at the beginning of fiscal 2000 was $1.8 million. Restructuring activities have been substantially completed during fiscal 2000. The following table sets forth restructuring expense and charges taken against the reserve from the date the restructuring commenced through December 31, 2000.

	1998 Restructuring Expense	Utilized	Credits	Balance December 31, 2000
	(In thousands)
Write-down of inventory(1)	$ 3,250	$(3,250)	$ —	$—
Severance and other employee related charges(2)	5,334	(2,234)	(3,100)	—
Other fixed asset related charges(1)	3,030	(910)	(2,120)	—
Provision for phase-down and consolidation of
manufacturing facilities(1)	976	(637)	(339)	—

Total	$12,590	$(7,031)	$(5,559)	$—

(1)	Classified on the Balance Sheet as part of accrued liabilities.

(2)	The amount utilized represents cash payments related to severance of approximately 850 employees.

     During fiscal 1999, Cypress reversed $3.7 million of previously provided restructuring costs. $2.2 million of severance and other employee related charges and $0.3 million for the provision for phase-down and consolidation of manufacturing facilities were reversed in conjunction with the completion of the Alphatec restructuring activities. $0.6 million was reversed for other fixed asset related charges based on the determination that a portion of the fixed asset removal costs accrual would not be required. These reversals related to Cypress’s 1998 restructuring activities. Cypress also reversed a $0.7 million reserve for fixed asset installation costs related to its 1996 restructuring activities which was no longer required.

     Restructuring activities associated with Fabs 2 and 3 were completed in May and July 1998, respectively, consistent with Cypress’s restructuring schedule except for the disposal of equipment. $0.9 million of severance and other employee related charges were reversed at that time. Fab 1 restructuring was not completed in January 1999 as originally planned. Cypress subsequently initiated plans to convert its R&D wafer facility in San Jose to eight-inch capability; this conversion has now been completed. The Alphatec consolidation and transfer activity was completed in January 1999, one month later than originally planned.

     In fiscal 1998, Cypress (ICW) recorded $1.8 million related to the impairment of fixed assets.

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

     The write-off of pre-operating costs included $2.9 million related to Cypress’s wafer fabrication operation in Bloomington, Minnesota and $0.9 million related to its assembly and test operation in the Philippines. As a result of restructuring activities, Cypress wrote off its previously capitalized pre-operating costs as an impaired asset due to uncertainties surrounding their future economic benefits. These costs were written off to cost of revenues. There were no capitalized pre-operating costs subsequent to the first quarter of 1998.

     The $3.1 million write-off of the equity investment was recorded against net interest and other income to reflect the decline in the value of an investment. Selling, general and administrative costs included the write-off of $2.5 million in costs incurred to reimburse a customer for certain product expenses incurred. During Cypress’s periodic review of equipment, some equipment was identified as obsolete and $2.1 million was charged to cost of revenues to write-off the obsolete equipment.

1997 Restructuring Costs — Cypress (ICW)

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

     The following tables set forth charges taken against the reserve from the date the restructuring commenced through the completion of restructuring activities in the second quarter of fiscal 2000 respectively. The actual liquidation of substantially all of the impaired assets was completed in November 1998. The balance of the reserve remaining was reversed and taken as a restructuring credit in the second quarter of fiscal 2000 when it was determined that no outstanding commitments existed.

	Balance January 2, 2000	Utilized	Credits	Ending Balance
	(In thousands)
Operating lease costs(1)	$506	$(21)	$(485)	$—

	1997 Restructuring Reserve	Utilized	Credits	Ending Balance
	(In thousands)
Operating lease costs(1)	$3,615	$(3,130)	$(485)	$—
Severance and other employee related charges(1)	207	(207)	—	—
Transaction and other costs(1)	2,164	(2,164)	—	—

Total	$5,986	$(5,501)	$(485)	$—

(1)	Classified on the Consolidated Balance Sheet as part of accrued liabilities.

Note 7: Equity and Debt Transactions

     On November 30, 2000, the Board of Directors of Cypress authorized the repurchase of 5 million shares of Cypress’s outstanding common stock. On December 21, 2000, the Board of Directors of Cypress authorized the repurchase of an additional 5 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the repurchase program to 10 million. As of December 31, 2000, 6.3 million shares were repurchased at an average cost of $22.90 per share. In conjunction with the stock repurchase program, the Board of Directors authorized the sale of up to 2.5 million put warrants. Cypress sold put warrants through private placements for which Cypress received $6.3 million through December 31, 2000. Cypress had a maximum potential obligation to purchase 1.5 million shares of its common stock at an aggregate price of $35.5 million as of December 31, 2000. The put warrants have various expiration periods from March 2001 through September 2001. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. No amount was classified out of stockholders’ equity in the accompanying consolidated balance sheet.

     On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. At December 31, 2000, the balance remaining related to the shelf registration statement is $112.5 million.

     During fiscal 1999, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration, Cypress could through March 2001 sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $300.0 million dollars. The entire amount of this shelf registration statement has been used. Pursuant to the shelf registration, on March 29, 1999, Cypress sold 7.2 million shares of common stock, of which 2.5 million shares were sold by selling stockholders. Cypress received approximately $33.8 million in proceeds net of issuance costs, and Cypress did not receive any proceeds from the shares sold by the selling stockholders.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by Cypress common shares. At December 31, 2000, loans receivable and accrued interest under this program totaled $1.8 million. Amounts receivable under subsidiary loan programs were $0.3 million at December 31, 2000.

     In fiscal years 1997 and 1998, the Board of Directors authorized the repurchase of up to 14.0 million shares of Cypress’s common stock. Through January 3, 1999, 8.1 million shares had been repurchased under this entire program for $67.5 million. On February 25, 1999, the Board of Directors terminated the stock repurchase program. The unsold repurchased shares were and are expected to continue to be used for option exercises under Cypress’s 1994 Stock Option Plan and stock purchases under the Employee Stock Purchase Plan. During 1998, Cypress reissued 1.8 million shares of common stock under such plans. During fiscal 1999, Cypress reissued a total of 8.3 million shares in relation to the stock offering described above and in conjunction with the 1994 Stock Option Plan and Employee Stock Purchase Plan. Such shares had been repurchased under the 1997/1998 repurchase programs as well as repurchase programs prior to 1997.

Convertible Subordinated Notes

     On September 7, 2000, Cypress called for the redemption of all its 6.0% Convertible Subordinated Notes (“Notes”) due in 2002. The aggregate amount of principal outstanding at the time of the call was approximately $160 million. Holders of the Notes could convert their Notes into shares of Cypress’s common stock at a conversion rate of approximately 42.33 shares of stock per $1,000 principal amount of the Notes. Substantially all of the Notes were converted prior to the redemption deadline of October 2, 2000 increasing the amount of common stock outstanding by 6.8 million shares.

     On June 26, 2000, Cypress completed a $287.5 million registered-placement of 5-year convertible subordinated notes. The notes are due in the year 2005, with a coupon rate of 3.75% and an initial conversion premium of 27.0%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million.

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

     In 1998, Cypress retired a total of $15.0 million principal of its $175.0 million, 6.0% Convertible Subordinated Notes (“Notes”) for $12.9 million, resulting in a pre-tax net gain of $1.7 million. The gain was offset by the write-off of bond issuance costs of $0.4 million (pre-tax). The net gain was recorded as interest income and other. The Notes were called on October 2, 2000.

Customer Advances

     In October 2000, Cypress entered into a financing and supply agreement with ST Microelectronics, Inc. (“ST Micro”). The agreement called for ST Micro to provide funding to Cypress for the purpose of purchasing equipment and increasing fabrication capacity in order to supply ST Micro with product at future dates according to the supply agreement. ST Micro will maintain a security interest in the equipment purchased. As of December 31, 2000, Cypress has recorded the repayment obligation as a customer advance showing $20.2 million in current liabilities and $51.8 million as a long-term liability. The supply agreement calls for Cypress to make available to ST Micro a minimum quantity of wafers each year from 2001 through 2003.

Note 8: Earnings (Loss) Per Share

     As required by SFAS 128, following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computation:

	2000			1999			1998
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	(Loss)	Shares	Per-Share Amount
	(In thousands, except per-share amounts)
Basic EPS:
Net income (loss)	$277,308	121,126	$2.29	$88,130	108,156	$0.81	$(101,594)	105,238	$(0.97)

Effects of dilutive
securities:
6.0% Convertible notes	4,800	5,079		—	—		—	—
4.0% Convertible notes	6,848	5,749		—	—		—	—
3.75% Convertible notes	3,361	2,387		—	—		—	—
7.0% Convertible notes	6	16		—	—		—	—
Warrants	—	4		—	—		—	—
Options	—	9,867		—	7,371		—	—

Diluted EPS:
Net income (loss)	$292,323	144,228	$2.03	$88,130	115,527	$0.76	$(101,594)	105,238	$(0.97)

     At December 31, 2000, January 2, 2000 and January 3, 1999, options to purchase 6,278,000, 47,000, and 24,774,000 shares, respectively, of common stock were outstanding, but were excluded in the computation of diluted EPS, as their effect was anti-dilutive. Convertible debentures outstanding at January 2, 2000 and January 3, 1999 convertible to 6,772,000 and 6,772,000 shares, respectively, of common stock were also excluded from diluted EPS, as their effect was anti-dilutive.

Note 9: Common Stock Option and Other Employee Benefit Plans

Stock Option Plans

     Cypress has two main stock option plans: the 1999 Stock Option Plan and the 1994 Stock Option Plan.

     In 1999, Cypress adopted the 1999 Stock Option Plan (the “Plan”). Under the terms of the Plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for options granted, under the Plan, is typically equal to the fair market value of the common stock at the date of grant.

     In 1994, Cypress adopted the 1994 Stock Option Plan, which replaced Cypress’s 1985 Incentive Stock Option Plan and the 1988 Directors’ Stock Option Plan (the “Terminated Plans”) with respect to future option grants. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding twenty years from the date of grant. The option price for shares granted, under the 1994 Stock Option Plan, is typically equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan includes shares that remained available under the Terminated Plans and provides for an annual increase in shares available for issuance pursuant to incentive stock options equal to 4.5% of Cypress’s outstanding common stock at the end of each fiscal year.

     In December 2000, Cypress employees were offered the opportunity to exchange their stock options for a promise to issue new options six months and one day after the cancellation of the forfeited options. The new options will be granted on June 13, 2001 with an exercise price equal to the NYSE closing price on the same day. Any grant issued prior to December 2, 2000 was eligible for this program. The new option will be issued with 12 months vested as of June 13, 2001 and the balance will vest 1/60th per month regardless of how many options were vested at the time of the cancellation election. 1,476 employees canceled 3,701,080 options with exercise prices between $20.90 and $54.20 per share.

     In January 1998, substantially all outstanding stock options with an exercise price in excess of $9.75 per share were cancelled and replaced with new options having an exercise price of $9.75 per share, the fair market value on the date that the employees accepted the repricing. A total of 10,464,000 shares were re-priced. This re-pricing excluded the Board of Directors, the Chief Executive Officer and the Executive staff of Cypress.

     The following table summarizes Cypress’s stock option activity and related weighted average exercise price for each category for the years ended December 31, 2000, January 2, 2000 and January 3, 1999.

Shares Under Stock Option Plans

	2000		1999		1998
	Shares	Price	Shares	Price	Shares	Price
	(In thousands, except per-share data)
Options outstanding, beginning of year	25,712	$11.40	26,810	$ 8.25	24,096	$ 9.23
Options authorized or reserved
Options cancelled	(5,818)	32.51	(2,061)	9.81	(13,901)	11.21
Options granted	10,415	39.42	8,776	17.27	17,788	9.03
Options exercised	(5,927)	8.25	(7,813)	7.57	(1,173)	5.15

Options outstanding, end of year	24,382	16.93	25,712	11.40	26,810	8.25

Options exercisable at December 31, 2000	9,134	$10.90

     Cypress has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. During fiscal 2000, a total of approximately 0.6 million shares of Cypress’s common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table. At December 31, 2000, stock options available for grant were 2.3 million. The increase in options available for grant was 6.2 million under all option plans during fiscal 2000.

     All options granted by the 1994 and 1999 Stock Option Plans were at an exercise price equal to the market value of Cypress’s stock at the date of grant. The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in 2000, 1999 and 1998 was $33.17, $8.96 and $3.61 per option, respectively. The estimated grant date fair value is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Cypress’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for Cypress’s stock option awards:

	2000	1999	1998
Expected life	5 years	7 years	7 years
Risk-free interest rate	5.54%	5.76%	5.41%
Volatility	1.7701	0.5668	0.5467
Dividend yield	0.00%	0.00%	0.00%

Page 50

Significant option groups outstanding as of December 31, 2000 and the related weighted average exercise price and contractual life information, are as follows:

	Outstanding		Exercisable
Range of Option Exercise Prices	Shares	Price	Shares	Price	Remaining Life (years)
	(In thousands except per-share amounts)
$ 0.03 — $ 7.38	2,489	$ 3.77	1,575	$ 3.97	5.27
$ 7.56 — $ 9.31	4,256	$ 8.62	1,936	$ 8.57	6.79
$ 9.63 — $ 9.75	4,115	$ 9.74	2,814	$ 9.75	6.00
$ 9.88 — $ 16.00	2,958	$11.46	1,359	$11.27	6.75
$16.19 — $20.88	857	$19.51	335	$17.83	7.90
$21.50 — $21.50	3,215	$21.50	670	$21.50	8.75
$22.13 — $29.25	2,597	$23.80	238	$23.95	9.57
$31.01 — $36.69	2,875	$35.51	82	$34.94	9.75
$38.75 — $54.19	1,020	$42.06	125	$39.89	9.38

$ 0.03 — $54.19	24,382	$16.93	9,134	$10.90	7.55

Employee Qualified Stock Purchase Plan

     In 1986, Cypress approved an Employee Qualified Stock Purchase Plan (“ESPP”), which allows eligible employees of Cypress and its subsidiaries to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value (calculated as the employee’s enrollment price multiplied by the number of purchased shares). Of the 13,030,746 shares authorized under the ESPP, 8,633,773 shares were issued through 2000 including 1,313,773 in 2000, 953,000 in 1999, and 890,000 in 1998.

     Compensation costs (included in pro forma net income and net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Scholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	2000	1999	1998
Expected life	6 months	6 months	6 months
Risk-free interest rate	5.99%	5.94%	5.94%
Volatility	2.5507	0.5773	0.5773
Dividend yield	0.00%	0.00%	0.00%

     The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase stock under the ESPP granted in 2000, 1999 and 1998 were $27.31, $7.50, and $2.56 per share, respectively.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

     If Cypress had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and its Employee Stock Purchase Plan, Cypress’s pro forma net income (loss) and earnings per share for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 would have been as follows:

	2000	1999	1998
(In thousands, except per-share amounts)
Pro forma net income (loss):
Basic	$ 202,242	$ 55,424	$ (132,668)
Diluted	$ 217,256	$ 55,424	$ (132,668)
Pro forma net income (loss) per share:
Basic	$ 1.67	$ 0.51	$ (1.26)
Diluted	$ 1.51	$ 0.48	$ (1.26)

     The pro forma effect on net income (loss) and net income (loss) per share for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995.

Deferred Compensation

     Cypress recorded provisions for deferred compensation of approximately $15.1 million, $1.7 million and $2.6 million for the difference between the grant or issuance price and the deemed fair value for financial reporting purposes of certain Cypress common stock options granted or common stock issued in fiscal year ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. These amounts are being amortized over the vesting period of the individual stock options or stock, generally a period of four to five years. Deferred compensation expense, which was recognized, totaled approximately $6.6 million, $1.8 million and $1.1 million in fiscal years 2000, 1999 and 1998, respectively.

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

     Under the New Product Bonus Plan, which was adopted in 1997, all qualified employees are provided bonus payments based on Cypress attaining certain levels of new product revenue, plus attaining certain levels of profitability. In 2000, 1999 and 1998, $14.3 million, $6.9 million and $0.7 million, respectively, were charged to operations in connection with the New Product Bonus Plan.

     In 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Cypress and individual performance targets. In 2000, 1999 and 1998, $15.1 million, $4.9 million and $4.1 million, respectively, were charged to operations in connection with this Plan. Employees eligible under the Key Employee Bonus Plan can elect to participate in the Key Employee Deferred Compensation Plan, which allows eligible employees to defer their salary, bonus and other related payments. Costs incurred by Cypress for the Key Employee Deferred Compensation Plan during fiscal years 2000, 1999 and 1998 were insignificant.

Note 10: Income Taxes

     The components of the provision for income taxes are summarized below. Income before taxes is principally attributed to domestic operations.

Components of the Provision for Income Taxes

	December 31, 2000	January 2, 2000	January 3, 1999
	(In thousands)
U.S. income (loss) before provision for taxes	$ 278,679	$ 62,890	$(138,228)
Foreign income (loss) before provision for taxes	91,491	32,279	25,526

Income (loss) before provision for taxes	370,170	95,169	(112,702)

Current tax expense:
U.S. Federal	81,267	15,732	(10,811)
State and local	4,284	518	412
Foreign	1,877	760	511

Total current	87,428	17,010	(9,888)

Deferred tax expense (benefit):
U.S. Federal	(169)	(9,971)	(4,549)
State and local	5,603	—	3,329

Total deferred	5,434	(9,971)	(1,220)

Total	$ 92,862	$ 7,039	$(11,108)

The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income before taxes as shown below. Page 52

Tax Provision Difference

	December 31, 2000	January 2, 2000	January 3, 1999
	(In thousands)
Statutory rate	35%	35%	35%
Tax at U.S. statutory rate	$ 129,559	$ 33,309	$(39,446)
Foreign earnings	(30,145)	(11,443)	(4,153)
State income taxes, net of federal benefit	4,214	114	3,329
Tax credits	(5,500)	(9,568)	(3,700)
Prior year net operating losses, credits and other benefits not previously recognized	(26,180)	(8,968)	—
Future benefits not recognized	—	—	32,658
In-process R&D and amortization of intangibles	20,746	4,326	—
Other, net	168	(731)	204

Total	$ 92,862	$ 7,039	$(11,108)

The components of the net deferred tax assets at December 31, 2000 and January 2, 2000, under SFAS 109 were as follows:

	December 31, 2000	January 2, 2000
	(In thousands)
Deferred tax assets:
Deferred income on sales to distributors.	$ 23,287	$ 16,290
Reserves and accruals	33,934	48,731
Credits and net operating loss carryovers	17,644	44,263

Total deferred tax assets	74,865	109,284

Deferred tax liabilities:
Excess of tax over book depreciation	(45,095)	(44,016)
Intangibles arising from acquisitions	(58,402)	(12,093)
Other, net	(107)	(107)

Total deferred tax liabilities	(103,604)	(56,216)

Net deferred tax asset (liability)	(28,739)	53,068
Valuation allowance	—	(42,569)

Net deferred tax assets (liabilities) after
valuation allowance	$(28,739)	$ 10,499

     Tax benefits arising from employee stock transactions of $56.7 million and $13.8 million were realized in fiscal 2000 and 1999, respectively, and were credited to shareholders’ equity. Cypress’s net operating loss carryovers expire from 2010 through 2019 for federal tax purposes.

     A valuation allowance against net deferred tax assets decreased from $42.6 million to zero from fiscal 1999 to 2000, as Cypress believes it will realize all of its deferred tax assets.

     During 1998, the United States Internal Revenue Service began an examination of tax returns for fiscal years 1994 through 1996. The examination concluded in June 2000. The outcome of the examination did not have a material effect on Cypress’s consolidated financial position or results of operations.

Note 11: Commitments and Contingencies

Operating Lease Commitments

     Cypress leases most of its manufacturing and office facilities under non-cancelable operating lease agreements that expire at various dates through 2012. These leases require Cypress to pay taxes, insurance, and maintenance expenses, and provide for renewal options at the then fair market rental value of the property.

     In June 1999, Cypress (Alation) moved its facilities and entered into a five-year operating agreement which required it to pay property taxes, insurance and normal costs. In September 2000, Cypress successfully negotiated the termination of this agreement with no consequence.

     In April 1997, Cypress sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing (“Fleet”) in a sale-leaseback agreement. In October 1997, Cypress entered into a similar agreement with Comdisco, Inc. (“Comdisco”) for other capital equipment located in Minnesota. Cypress received a total of $28.2 million from Fleet and Comdisco in exchange for the capital equipment and as a result of the transactions, recorded an immaterial gain that is being amortized over the life of the leases.

     In 1994 and 1995, Cypress entered into two operating lease agreements with respect to its office and manufacturing facilities, in San Jose, which expired in 1999, and Minnesota, which expires in 2004. In October 1999, Cypress re-entered into a new operating lease agreement for the San Jose office, which expires in 2004 with the same lessor for the same facilities. In April 1996, Cypress entered into an additional lease agreement which expires in 2001 for two office facilities in San Jose. These agreements require quarterly payments that vary based on the London Interbank Offering Rate (“LIBOR”), plus a spread. All leases provide Cypress with the option of either acquiring the property at its original cost or arranging for the property to be acquired at the end of the respective lease terms. Cypress is contingently liable under certain first-loss clauses for up to $50.9 million as of December 31, 2000. First loss clauses state that Cypress is potentially liable for any decline in the value of the property up to a specified percentage. The purchase option then permits Cypress to acquire the property at the lower value. Based on management’s estimate of the fair value of the properties, no liability was required to be recorded at December 31, 2000, January 2, 2000 or January 3, 1999. Furthermore, Cypress is required to maintain a specific level of restricted cash or investments to serve as collateral for these leases and maintain compliance with certain financial covenants. As of December 31, 2000, the amount of restricted investments recorded was $60.7 million, which is in compliance with these agreements. These restricted cash or investments are classified as non-current on the balance sheet.

     The aggregate annual rental commitments under non-cancelable operating leases as of December 31, 2000 are as follows:

Fiscal Year	(In thousands)
2001	$13,508
2002	11,873
2003	10,421
2004	7,673
2005	2,518
2006 and thereafter	2,554

Total	$48,547

     Rental expense was approximately $18.9 million in 2000, $19.5 million in 1999 and $22.1 million in 1998.

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

     On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages. We have reviewed and are investigating the allegations in the complaint. In February 2001, the Momentum complaint was dismissed, but they were given thirty days to refile. As of March 22, 2001, we had not been informed that Momentum had amended and/or refiled its complaint. Based on the information available at this time, we believe that the suit against us is without merit. Cypress will continue to vigorously defend this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

     On October 3, 2000, U.S. Philips Corp. filed a complaint against Cypress and five codefendants in the Federal Court for the Southern District of New York for infringement of a U.S. patent. We have reviewed and investigated the allegations in the complaint and believe that we have meritorious defenses to these allegations. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

     On June 12, 2000, Cypress filed a complaint in the Superior Court of California, against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. In February 2001, we amended our complaint to add a cause of action based on fraud. We believe that we will ultimately prevail in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay legal fees and other expenses that are not expected to have a material adverse effect on Cypress’s financial position and results of operations.

     During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against Cypress in the Federal Court in Delaware, claiming that we infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI then withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the remaining two patents went to trial in October 1999. The jury ruled in our favor, finding that we infringed none of the patent claims and that each asserted claim was invalid due to prior art and physical impossibility (i.e., the patents require a step that is physically impossible to perform). EMI has filed an appeal, and we intend to defend ourselves vigorously. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that we infringed certain patents owned by Mr. Lemelson and/or a foundation controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson attorneys sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. We have reviewed and investigated the allegations in the complaint and believe that the suit against us is without merit. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

     In June 1997, Cypress commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust (“the Trust”). In this action, we asked for declaratory relief to the effect that a U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by Cypress. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. The Trust appealed, and in November 2000, the Virginia court’s ruling was upheld by the United States Court of Appeals for the Federal Circuit. Therefore, we believe our defenses to the counter-claim are meritorious, and we intend to continue to defend ourselves vigorously. While no assurance can be given regarding the final outcome of this action, we believe that the final outcome of the matters will not have a material effect on our consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

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

Purchase Commitments

     At December 31, 2000, Cypress had purchase commitments aggregating $74.6 million, principally for manufacturing equipment, and facilities and bulk gas and nitrogen. These commitments relate to purchases to be made in 2001 of $69.4 million and the remainder is committed through 2008. Commitments for 2001 purchases will be funded through a combination of cash resources, retirement of investments, the $283.0 million 4.0% Convertible Subordinated Notes and the $287.5 million 3.75% Convertible Subordinated Notes (See Note 7).

Note 12: Related Parties

     Between 1992 and 1995, Cypress made cost-basis investments in QuickLogic Corporation (“QuickLogic”) Series D and Series E preferred stock. In June 1996, Cypress received $4.5 million from QuickLogic, the original intent of which was to obtain a minority interest in Cypress Semiconductor (Texas) Corporation (“CTI”) and to guarantee fab capacity. Cypress classified the $4.5 million as other long-term liabilities in 1996, awaiting final negotiation of the terms and transaction approval from Altera, an existing minority interest shareholder. In March 1997, Cypress signed a definitive agreement with QuickLogic involving termination of an existing joint development, licensing and foundry agreement for antifuse Field Programmable Gate Array (“FPGA”) products and the execution of a new foundry agreement. Under the new agreement, Cypress ceased development, marketing and selling of antifuse-based FPGA products. In return, QuickLogic paid $4.5 million, which represented $3.5 million of nonrecurring engineering revenue related to the sale of technology rights and $1.0 million of compensation for inventory and other assets, and issued shares of QuickLogic common stock that increased Cypress’s equity position in the privately-held QuickLogic to greater than 20%. Cypress also entered into a five-year wafer-supply agreement to provide FPGA products to QuickLogic. Revenues and net income contributed by the FPGA product line during 1997 were not significant.

     In the first quarter of 1998, due to QuickLogic’s history of recording losses, Cypress determined that its investment in QuickLogic had declined in value and the decline in value was not temporary. Accordingly, Cypress wrote-off its investment in QuickLogic to reflect this decline. During the second half of 1998 and throughout 1999, due to the resurgence in the semiconductor industry, QuickLogic began recording profits. In October 1999, QuickLogic announced its initial public offering. Cypress sold its investment in QuickLogic in October 1999 and as a result, recorded a $36.2 million gain.

     Cypress recorded sales to QuickLogic of $7.1 million and $2.3 million in 1999 and 1998, respectively. At fiscal year-ends 1999 and 1998, Cypress had a receivable due from QuickLogic of $0.9 and $0.6 million, respectively. Due to Cypress’s sale of its investment in October 1999, QuickLogic is not considered a related party in fiscal 2000.

Note 13: Segment Information

     Historically, Cypress has disclosed two reportable segments, Memory Products and Non-memory Products. The Memory Products business segment includes static Random Access Memories (“RAMs”). The Non-memory Products business segment includes programmable logic products, data communication devices, computer products, non-volatile memory products and wafers manufactured by the foundry.

     On October 16, 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications and computation market segments. The WAN (Wide Area Networks) and SAN (Storage Area Networks) divisions are helping provide product definition in the networking arena. Similarly, the WIT (Wireless Terminals) and WIN (Wireless Infrastructure) divisions help focus our efforts in the wireless space. The Computation market segment includes products used in computers, peripherals and other applications. Cypress’s current memory and non-memory business segments continue to operate as they have in the past. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of R&D spending.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Cypress evaluates the performance of its two business segments based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses.

     Cypress’s reportable business segments are strategic business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized more as a commodity, which is depicted by high unit sales volume and lower gross margins. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users but the product is used specifically for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-Memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (Fab 2). Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume USB interfaces for personal computers to high value products such as our OC-48 SERDES device for optical communications systems.

     The tables below set forth information about the reportable business segments for fiscal years 2000, 1999 and 1998. Cypress does not allocate interest income and expense, income taxes or non-recurring items to segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	2000	1999	1998
	(In thousands)
Memory	$ 638,111	$309,002	$229,581
Non-memory	649,676	436,040	359,334

Total consolidated revenues	$1,287,787	$745,042	$588,915

Business Segment Income (Loss) Before Provision for Income Taxes

	2000	1999	1998
	(In thousands)
Memory	$ 184,279	$(19,091)	$(88,056)
Non-memory	200,289	104,789	33,234
Acquisition, restructuring and other
non-recurring costs	(55,729)	(34,091)	(60,737)

Interest income and other	64,964	53,205	14,133
Interest expense	(23,633)	(9,643)	(11,276)

Income (loss) before provision for income taxes	$ 370,170	$ 95,169	$(112,702)

Business Segment Depreciation and Amortization

	2000	1999	1998
	(In thousands)
Memory	$ 73,067	$ 67,306	$ 89,500
Non-memory	72,344	41,580	27,704

Total consolidated depreciation and amortization	$145,411	$108,886	$117,204

Market Segment Information

     The tables below set forth information about the market segments formed during fiscal 2000. Cypress operated and reported its financial information using the Business Segments disclosed above in the fiscal years ended 1999 and 1998, and therefore did not identify or report separate Market Segment information. Market Segment data has been provided to the extent that it is available. Cypress does not allocate income taxes or non-recurring items to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

2000
(In thousands)
Wide area network / storage area network	$ 536,566
Wireless terminals / wireless infrastructure	473,738
Computation	277,483

Total consolidated revenues	$1,287,787

Page 57

Market Segment Income (Loss) Before Provision for Income Taxes

2000
(In thousands)
Wide area networks/ storage area networks	$ 166,224
Wireless terminals / wireless infrastructure	156,046
Computation	62,298
Acquisition, restructuring and other non-recurring
costs	(55,729)
Interest income and other	64,964
Interest expense	(23,633)

Income before provision for income taxes	$ 370,170

Geographic Area

Revenues are attributed to countries based on the customer location. Revenues by geographic locations were:

	2000	1999	1998
	(In thousands)
United States	$ 657,388	$377,625	$338,038
Europe	281,574	131,528	91,984
Japan	133,669	69,041	53,298
Other foreign countries	215,156	166,848	105,595

Total revenues	$1,287,787	$745,042	$588,915

Assets (property, plant and equipment, net) by geographic locations were:

	2000	1999
	(In thousands)
United States	$498,843	$276,576
Philippines	65,503	77,426
Other foreign countries	7,129	4,204

Total assets	$571,475	$358,206

Note 14: Derivative Financial Instruments

     Cypress has foreign subsidiaries that operate and sell Cypress’s products in various global markets. As a result, Cypress is exposed to changes in foreign currency exchange rates. Cypress utilizes various hedge instruments, primarily forward contracts and currency option contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. Cypress does not hold derivative financial instruments for speculative or trading purposes.

     Forward contracts associated with firm third-party transactions are accounted for as hedges and recognition of gains and losses is deferred until settlement of the underlying commitments. Other forward contracts are not accounted for as hedges and, therefore, the unrealized gains and losses are recognized in other income, net in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded in other assets or other liabilities.

     The table below provides information as of December 31, 2000 of Cypress’s forward contracts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. The buy amount represent the United States dollar equivalent of commitments to purchase foreign currencies, and the sell amount represent the United States dollar equivalent of commitments to sell foreign currencies. These forward contracts mature prior to September 2001.

	Notional Amount	Weighted Average Contract Rate
	(In thousands)
Forward Contracts – buy/(sell):
Japanese Yen	$(24,391)	106.6
French Francs	(1,015)	7.385
Euro	$ 16,877	0.871

Page 58

Note 15: Subsequent Events

     On March 22, 2001, Cypress completed an agreement with a lessor in relation to the construction of an approximate 111,000 square foot general purpose office building on the northeast lot of Champion Court, adjacent to the current executive offices. The arrangement will include a 34.5-year ground lease granted by Cypress to the lessor. The lessor will construct the building on the lot, with Cypress acting as its construction agent. The agreement allows for an eighteen-month construction period followed by a five-year lease term. During the lease term payments due vary based on LIBOR, plus a spread based on a total lease balance of up to approximately $21 million. Cypress is obligated to provide collateral equivalent to 86.2% of the then existing lease balance. At the end of the lease term, Cypress shall have the option to purchase the building.

     On March 22, 2001, Cypress employees were offered the opportunity to exchange their stock options for a promise to issue new options. The offer to exchange options expires on April 4, 2001. The new options will be granted on October 8, 2001 with an exercise price equal to the NYSE closing price on the same day. Any grant issued prior to March 20, 2001 will be eligible for this program. The new option will be issued with 12 months vested as of October 8, 2001 and the balance will vest 1/60th per month regardless of how many options were vested at the time of the cancellation election.

     On March 16, 2001, the Board of Directors of Cypress authorized the repurchase of an additional 5 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the repurchase program to 15 million. Since December 31, 2000, 1.0 million shares were repurchased at an average cost of $21.01 per share. In conjunction with the stock repurchase, the Board of Directors authorized the additional sale of put warrants. Cypress sold put warrants through private placements for which Cypress received $8.1 million between January 1, 2001 and March 22, 2001. Cypress had a maximum potential obligation to purchase 3.3 million shares of its common stock at an aggregate price of $68.1 million as of March 22, 2001. The put warrants have various expiration periods through October 2001. Cypress has the right to settle the put warrants with cash or settle the difference between the exercise price and the fair market value at the exercise date with stock or cash. No amount was classified out of stockholders’ equity in the accompanying consolidated balance sheet.

     On February 23, 2001, Cypress completed its acquisition of International Microcircuits Inc. (“IMI”), a company specializing in timing technology integrated circuits. IMI’s product portfolio includes programmable clocks, clock distribution products, electromagnetic interference suppression devices, and application-specific products. Cypress paid approximately $126 million in cash and options to acquire Cypress common stock. Cypress will account for the transaction by the purchase accounting method.

     On February 5, 2001, Cypress announced the signing of a definitive agreement to acquire HiBand Semiconductors, Inc., a provider of mixed-signal integrated circuits for high-speed communications markets. The acquisition, which has an estimated value of $32 million, is expected to close during March 2001 and will be accounted for by the purchase accounting method. Closing is subject to regulatory approvals and other customary conditions.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
   of Cypress Semiconductor Corporation.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at December 31, 2000 and January 2, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 22, 2001
Except as to Notes 11 and 15, which are as of March 22, 2001

Quarterly Financial Data (In thousands, except per share data)

	Three Months Ended
	Dec. 31, 2000	Oct 1, 2000	July 2, 2000	Apr. 2, 2000(1)
Revenues	$370,025	$352,687	$300,834	$264,241

Gross Profit	$218,938	$204,904	$165,691	$133,415

Net income	$97,590	$62,049	$ 65,629	$ 52,040

Net income per share:
Basic	$0.75	$0.51	$ 0.56	$ 0.45

Diluted	$0.68	$0.45	$ 0.49	$ 0.40

	Three Months Ended
	Jan. 2, 2000	Oct 3, 1999	July 4, 1999	Apr. 4, 1999
Revenues	$219,908	$195,016	$170,825	$159,293

Gross Profit	$105,506	$89,502	$ 75,154	$ 65,995

Net income	$45,615	$25,247	$ 8,463	$ 8,805

Net income per share:.
Basic	$0.40	$0.23	$ 0.08	$ 0.09

Diluted	$0.35	$0.21	$ 0.08	$ 0.08

(1)	The financial statements for the three-month period ended April 2, 2000 have been restated to reflect the merger with Alation, which was accounted for as a pooling of interests. Amounts previously reported were as follows:

Apr. 2, 2000
Revenues	$264,241

Gross Profit	$133,464

Net income	$ 53,120

Net income per share:
Basic	$ 0.46

Diluted	$ 0.41

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING                  AND FINANCIAL DISCLOSURES

None Page 61

PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections entitled “Proposal One-Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2000, except that the information required by this item concerning the executive officers of Cypress is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Registrant” at the end of Part I of this Report on Form 10-K.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were satisfied.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

PAGE

(1)	FINANCIAL STATEMENTS

(2)	FINANCIAL STATEMENT SCHEDULE

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Agreement and Plan and Reorganization dated as of January 21, 1999 by and among Cypress Semiconductor Corporation, CY Acquisition Corp. and IC WORKS, Inc., as amended.

2.2(2)	Agreement and Plan of Reorganization dated as of January 10, 2000 by and among Cypress Semiconductor Corporation, CE Acquisition Corporation and Galvantech, Inc.

2.3(3)	Agreement and Plan of Reorganization dated as of April 25, 2000 by and between Cypress Semiconductor Corporation, and Alation Systems, Inc.

2.4(4)	Agreement and Plan of Reorganization dated as of July 20, 2000 between Cypress and SLM and with respect to Article VII thereof only, U.S. Bank Trust, N.A. and Dave B. Corbin.

3.1*	Second Restated Certificate of Incorporation.

3.2(5)	Bylaws, as amended.

4.1(6)	Subordinated Indenture, dated as of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.2(7)	Supplemental Trust Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3(8)	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

10.1(5)	Form of Indemnification Agreement.

10.2(7)(9)	Cypress Semiconductor Corporation 1994 Stock Option Plan.

10.3(9)(10)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, as amended.

10.4(9)(11)	Consulting Agreement between Fred Bialek and Cypress Semiconductor Corporation.

10.5(9)(7)	Cypress Semiconductor Corporation 1999 Key Employee Bonus Plan Agreement.

10.6(9)(12)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.

21.1*	Subsidiaries of Cypress Semiconductor Corporation.

23.1*	Consent of Independent Accountants.

24.1*	Power of Attorney (see page 66).

(1)	Previously filed as an exhibit to our current report on Form 8-K filed February 12, 1999.

(2)	Previously filed as an exhibit to our current report on Form 8-K filed January 18, 2000.

(3)	Previously filed as an exhibit to our current report on Form 8-K filed June 14, 2000.

(4)	Previously filed as an exhibit to our current report on Form 8-K filed September 20, 2000.

(5)	Previously filed as an exhibit to our registration statement on Form S-1 which was declared effective on March 4, 1987 (SEC file number 33-12153).

(6)	Previously filed as an exhibit to current report on Form 8-K filed March 17, 2000.

(7)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.

(8)	Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.

(9)	Management compensatory plan, contract or arrangement.

(10)	Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998 (SEC file number 333-68703).

(11)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.

(12)	Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999 (SEC file number 333-76665).

*	Filed as an exhibit to this annual report.

(b)	Reports on Form 8-K:

None Page 63

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 23rd day of March 2001.

CYPRESS SEMICONDUCTOR CORPORATION By: /s/ Emmanuel Hernandez —————————————— Emmanuel Hernandez, Chief Financial Officer, Vice President, Finance and Administration

Page 64