Form 10-Q
period 2001-04-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2001-05-16
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

(408) 943-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|     No  |_|

The total number of shares of the registrant’s common stock outstanding as of April 29, 2001 was 127,061,000.

INDEX

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Page 2

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)

ASSETS

	April 1, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 473,702	$ 551,025
Short-term investments	228,126	333,576

Total cash, cash equivalents and short-term investments	701,828	884,601
Accounts receivable, net	159,302	193,525
Inventories	145,875	104,935
Other current assets	128,757	99,725

Total current assets	1,135,762	1,282,786

Property, plant and equipment, net	615,347	571,475
Other assets	689,769	507,493

Total assets	$2,440,878	$2,361,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 100,668	$ 95,735
Accrued compensation and employee benefits	65,068	61,379
Other current liabilities	71,609	60,108
Deferred income on sales to distributors	44,500	34,084
Income taxes payable	46,758	48,121

Total current liabilities	328,603	299,427

Convertible subordinated notes	570,500	570,500
Deferred income taxes	104,653	103,604
Other long-term liabilities	54,001	60,555

Total liabilities	1,057,757	1,034,086

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none
issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 250,000 shares
authorized; 138,339 and 136,895 issued; 127,090 and 125,659 outstanding at April 1, 2001 and December 31, 2000	1,383	1,369
Additional paid-in-capital	1,084,536	1,010,357
Notes receivable from stockholders	(2,110)	(2,146)
Deferred compensation	(26,165)	(10,360)
Retained earnings	524,106	513,649

	1,581,750	1,512,869
Less: shares of common stock held in treasury, at cost;
11,249 shares and 11,236 shares at April 1, 2001 and December 31, 2000	(198,629)	(185,201)

Total stockholders’ equity	1,383,121	1,327,668

Total liabilities and stockholders’ equity	$ 2,440,878	$ 2,361,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 3

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts) (Unaudited)

	Three Months Ended
	April 1, 2001	April 2, 2000
Revenues	$ 262,263	$ 264,241
Cost of revenues	125,709	130,826
Research and development	57,424	38,393
Selling, general and administrative	46,292	33,626
Acquisition and other non-recurring costs, net	23,048	4,209

Total operating costs and expenses	252,473	207,054

Operating income	9,790	57,187
Interest income	16,981	10,135
Interest expense	(5,571)	(4,566)
Other income and (expense), net	(1,496)	4,267

Income before income taxes	19,704	67,023
Provision for income taxes	(9,247)	(14,983)

Net income	$ 10,457	$ 52,040

Net income per share:
Basic	$ 0.08	$ 0.45
Diluted	$ 0.08	$ 0.40
Weighted average common and common equivalent shares
outstanding:
Basic	126,417	115,842
Diluted	132,050	138,750

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 4

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	April 1, 2001	April 2, 2000
Cash flow from operating activities:
Net income	$ 10,457	$ 52,040
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	52,992	30,661
Gain on sale of FCT product line	—	(5,000)
Acquired in-process research and development	11,300	—
Deferred income taxes	(13,011)	—
Loss on sales of property, plant and equipment	511	380
Changes in operating assets and liabilities:
Accounts receivable	37,050	(32,366)
Inventories	(37,155)	3,081
Other assets	(10,414)	3,143
Accounts payable, accrued liabilities and other liabilities	(4,480)	(4,645)
Deferred income	14,416	5,450
Income taxes payable	(1,363)	13,357

Net cash flow generated from operating activities	60,303	66,101

Cash flow from investing activities:
Purchase of investments	(82,987)	(176,862)
Sale or maturities of investments	142,396	16,158
Cash paid for acquisitions, net	(110,856)	—
Acquisition of property, plant and equipment	(78,173)	(64,261)
Proceeds from sale of FCT product line	—	7,500
Proceeds from the sale of equipment	—	295

Net cash flow used for investing activities	(129,620)	(217,170)

Cash flow from financing activities:
Issuance of convertible subordinated notes, net of issuance costs	—	275,218
Repurchase of common shares	(21,426)	—
Issuance of common shares (1)	9,977	22,337
Premiums received from put options	8,084	—
Repayment of stockholders’ notes receivable (net)	36	1,603
Other long-term liabilities	(4,677)	307

Net cash flow generated by (used for) financing activities	(8,006)	299,465

Net increase (decrease) in cash and cash equivalents	(77,323)	148,396
Cash and cash equivalents, beginning of period	551,025	159,088

Cash and cash equivalents, end of period	$ 473,702	$ 307,484

Supplemental Disclosure of Non-Cash Flow Information
(1) Common stock	28,247	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 5

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended April 1, 2001
(Unaudited)

Note 1 — Interim Statements

In the opinion of management of Cypress Semiconductor Corporation (“Cypress”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been adjusted to conform to current year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

Cypress’ reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the calendar month. The three-month periods ended April 1, 2001 and April 2, 2000 both included thirteen weeks. The results of operations for the three-month period ended April 1, 2001 (“Q1 2001”) are not necessarily indicative of the results to be expected for the full year.

Note 2 — Acquisitions Using Purchase Accounting

Acquisition of HiBand Semiconductors, Inc.

On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. (“HiBand”). HiBand is a provider of mixed-signal integrated circuits for high-speed communications markets. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of March 27, 2001, the effective date of the purchase. Other than the charge for in-process research and development, HiBand’s results of operations from the date of purchase to the end of the fiscal quarter were not significant because the acquisition was completed during the last week of the fiscal quarter and are therefore not included in Cypress’s condensed consolidated results of operations for the quarter ended April 1, 2001. There were no significant differences between the accounting policies of Cypress and HiBand.

Cypress acquired HiBand for a total consideration of $34.0 million, including 1.4 million shares of Cypress common stock valued at $28.2 million, options for 0.2 million shares of Cypress common stock valued at $4.0 million, an existing $1.3 million cash advance and direct acquisition costs of $0.5 million for legal and accounting fees. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets and liabilities	$ (181)
In-process research and development	6,450
Current technology	2,800
Assembled workforce and non-compete agreements	2,650
Deferred tax liability	(2,180)
Deferred stock compensation (See note 5)	1,793
Excess of purchase price over identifiable net assets	22,634
acquired

Total	$ 33,966

Page 6

The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to six years.

In addition, contingent compensation valued at $28.0 million is payable in cash to Cypress HiBand employees based upon the future achievement of established performance milestones. This commitment related to contingent compensation is being accrued as a charge to operating expenses on a straight-line basis over the estimated timeframe required to achieve the performance milestones, which is three years.

Acquisition of International Microcircuits, Inc.

On February 23, 2001, Cypress completed its acquisition of International Microcircuits Inc. (“IMI”), a company specializing in timing technology integrated circuits. IMI’s product portfolio includes programmable clocks, clock distribution products, electromagnetic interference suppression devices, and application-specific products. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of February 23, 2001, the effective date of the purchase. The results of operations are included in Cypress’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and IMI.

Cypress acquired IMI for a total consideration of $150.3 million, including $111.2 million in cash, options for 1.3 million shares of Cypress common stock valued at $32.8 million, notes payable to shareholders of $3.3 million, and direct acquisition costs of $3.0 million for investment banking, legal and accounting fees. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets	$ 14,847
Fair value of liabilities assumed	(11,517)
In-process research and development	4,850
Current technology	14,700
Assembled workforce	7,450
Other intangibles	7,550
Deferred tax liability	(11,880)
Deferred stock compensation (See note 5)	19,087
Excess of purchase price over identifiable net assets	105,179
acquired

Total	$ 150,266

The amounts allocated to current technology, assembled workforce, other intangibles and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to five years.

Valuation Methodology — IMI and HiBand

The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted at a rate of 27.0% for IMI and 30.0% for HiBand. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 5.0% to 75.0% for HiBand and 10.0% to 90.0% for IMI. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of April 1, 2001, the actual development timelines and costs are in line with management’s estimates.

The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flows using discount rates ranging from 22.0% to 27.0%. Cypress believes these rates were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. The value of non-compete agreements is based on the estimated loss of cash flow that would be suffered due to a loss of members of the workforce to a competitor in the absence of the non-compete agreements.

Other intangibles include the value of an existing customer base, existing trademarks and a facilities lease with below market rental rates. These intangible assets were valued using discount rates ranging from 15.0% to 24.5%.

Development of in-process technology remains a substantial risk to Cypress due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared by management or an independent appraisal firm, based on input from Cypress and the acquired companies’ management, using valuation methods that are recognized by the United States Securities and Exchange Commission (“SEC”) staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in the appraiser’s valuation model and require Cypress to revise the amount allocated to in-process research and development.

Pro Forma Financial Information

Summarized below are the unaudited pro forma results of Cypress as though IMI and HiBand had been acquired at the beginning of the periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charge for purchased in-process research and development is not included in the pro forma results, because it is non-recurring.

Three months ended

(In thousands, except per share amounts)	April 1, 2001	April 2, 2000

Total Revenue	$263,842	$274,040
Net income	$ 5,347	$ 37,134

Net income per share:
Basic	$ 0.04	$ 0.32
Diluted	$ 0.04	$ 0.29

The above amounts are based upon certain assumptions and estimates, which we believe are reasonable and do not reflect any benefit from economies, which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods indicated or of future results of operations of the combined companies.

Acquisition Costs

Acquisition costs in Q1 2001 consisted of amortization of intangibles related to prior acquisitions and the acquisition of IMI. In-process research and development charges relate to the acquisitions of IMI and HiBand, which were completed during Q1 2001.

Note 3 — Balance Sheet Components

Cash and Investments

	April 1,	December 31,
(In thousands)	2001	2000

Cash and cash equivalents	$ 473,702	$ 551,025
Short-term investments	228,126	333,576
Long-term investments	261,164	211,444
Restricted investments	60,866	60,698

Total	$1,023,858	$1,156,743

Inventories

	April 1,	December 31,
(In thousands)	2001	2000

Raw materials	$ 16,096	$ 11,387
Work-in-process	78,085	63,200
Finished goods	51,694	30,348

Total	$145,875	$104,935

Other Assets

	April 1,	December 31,
(In thousands)	2001	2000

Restricted investments	$ 60,866	$ 60,698
Long-term investments	261,164	211,444
Intangible assets and goodwill	359,505	214,637
Other	8,234	20,714

Total	$689,769	$507,493

Note 4 — Earnings Per Share Calculation

Following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computations for the three-month periods ended April 1, 2001 and April 2, 2000:

(In thousands, except per-share amounts)	April 1, 2001			April 2, 2000

	Income	Shares	Per-Share	Income	Shares	Per-Share

Basic EPS:
Net income	$10,457	126,417	$ 0.08	$52,040	115,842	$0.45
Effects of dilutive securities:
6% Convertible notes	—	—		1,872	6,772
4% Convertible notes	—	—		1,649	4,640
3.75% Convertible notes	—	—		—	—
7% Convertible notes	—	—		4	49
Options and warrants	—	5,633		—	11,447

Diluted EPS:	$10,457	132,050	$ 0.08	$55,565	138,750	$0.40

At April 1, 2001 and April 2, 2000, stock options outstanding were 18,543,000 and 24,784,000, respectively. Of the options outstanding at April 1, 2001 and April 2, 2000, 7,236,000 and 79,000 shares, on a weighted average basis, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the respective quarters. Convertible debentures outstanding at April 1, 2001 which were convertible to 10,715,000 shares of common stock were also excluded from diluted EPS in the three months ended April 1, 2001, as their effect was anti-dilutive.

Note 5 — Equity and Debt Transactions

On March 16, 2001, the Board of Directors of Cypress authorized the repurchase of an additional 5.0 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the 2000/2001 repurchase program to 15.0 million. During Q1 2001, Cypress repurchased 1.0 million shares at an average cost of $21.01 per share, bringing the total repurchases through April 1, 2001 to 7.3 million shares at an average cost of $22.64 per share. In conjunction with the stock repurchase program, the Board of Directors authorized the sale of put warrants. In Q1 2001, Cypress sold put warrants through private placements for which the Company received an $8.1 million premium. As of April 1, 2001, Cypress had a maximum potential obligation to purchase 3.3 million shares of its common stock at an aggregate price of $68.1 million. The puts have various expiration periods from April 2001 through October 2001. Cypress has the right to settle the put warrants with cash or settle with shares. No amount was classified out of stockholders’ equity in the accompanying consolidated balance sheet.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the SEC. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. As of April 1, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

During Q1 2001, Cypress recorded provisions for deferred compensation of $20.9 million for the difference between the grant or issuance price and the deemed fair value for financial reporting purposes of certain Cypress common stock options granted or common stock issued in conjunction with the IMI and HiBand acquisitions. These amounts are being amortized in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 28 over the vesting period of the individual stock options or stock, generally a period of two to five years. Deferred compensation expense related to IMI and other previous acquisitions totaled $4.2 million during the quarter ended April 1, 2001. Amortization of the deferred compensation for HiBand was not included because it was not material for this accounting period.

Note 6 — Derivative Financial Instruments

Cypress has foreign subsidiaries that operate and sell Cypress’s products in various global markets. As a result, Cypress is exposed to the risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts and currency option contracts, to manage the exposures associated with firm commitments, net asset or liability positions, and revenue backlog denominated in foreign currencies. Cypress does not hold derivative financial instruments for speculative or trading purposes.

On January 1, 2001, Cypress adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,”as amended. SFAS No. 133 requires that all derivatives be recorded at fair value. The adoption of SFAS No. 133 did not have a material effect on Cypress’s financial condition or results of operations.

Under SFAS No. 133, Cypress accounts for its hedges of firm commitments and revenue backlog as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders’ equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions are recorded, and are not material at April 1, 2001. As of April 1, 2001, such forward contracts had an aggregate notional value of $26.7 million.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of April 1, 2001, Cypress held forward contracts with an aggregate notional value of $33.3 million to hedge the risks associated with foreign currency denominated assets and liabilities.

Note 7 — Segment Reporting

Historically, Cypress has disclosed two reportable segments, Memory Products and Non-memory Products. The Memory Products business segment includes static Random Access Memories (“RAMs”). The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and interface products and wafers manufactured by Cypress foundries.

In October 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications market segments. The WAN (Wide Area Networks) and SAN (Storage Area Networks) divisions are helping provide product definition in the networking arena. Similarly, the WIT (Wireless Terminals) and WIN (Wireless Infrastructure) divisions help focus our efforts in the wireless space. The Computation market segment includes products used in computers, peripherals and other applications. Cypress’s current memory and non-memory business segments continue to operate as they have in the past. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development (“R&D”) spending.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses.

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

Market Segment Net Revenues

	Three months ended

(In thousands)	April 1, 2001	April 2, 2001

Wide area networks / storage area networks	$140,460	$108,688
Wireless terminals / wireless infrastructure	68,407	89,984
Computation and other	53,396	65,569

Total consolidated revenues	$262,263	$264,241

Market Segment Income Before Income Taxes

	Three months ended

(In thousands)	April 1, 2001	April 2, 2001

Wide area networks / storage area networks	$ 14,666	$ 27,584
Wireless terminals / wireless infrastructure	19,236	21,638
Computation and other	(1,064)	12,174
Acquisition and other non-recurring costs, net	(23,048)	(4,209)
Interest income	16,981	10,135
Interest expense	(5,571)	(4,566)
Other income and (expense), net	(1,496)	4,267

Income before income taxes	$ 19,704	$ 67,023

Page 11

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and lower gross margins. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users but the product is used specifically for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (Fab 2). Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as our OC-48 SERDES device for optical communications systems.

The tables below set forth information about the reportable business segments for the three months ended April 1, 2001 and April 2, 2000. Cypress does not allocate interest income and expense, income taxes or non-recurring items to segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three months ended

(In thousands)	April 1, 2001	April 2, 2001

Memory	$138,651	$122,666
Non-memory	123,612	141,575

Total consolidated revenues	$262,263	$264,241

Business Segment Income before Income Taxes

	Three months ended

(In thousands)	April 1, 2001	April 2, 2001

Memory	$ 34,676	$ 18,642
Non-memory	(1,838)	42,754
Acquisition and other non-recurring costs, ne	(23,048)	(4,209)

Interest income	16,981	10,135
Interest expense	(5,571)	(4,566)
Other income and (expense), net	(1,496)	4,267

Income before income taxes	$ 19,704	$ 67,023

Note 8 — Legal Matters

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

Page 12

Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations.

In March 2001, Cypress filed a complaint in the United States District Court for the District of Delaware against Philips Semiconductors, Inc., for infringement of four U.S. patents held by Cypress. Cypress will vigorously pursue and/or protect its rights in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay expenses, which could (but is not expected to) have a material adverse effect on our financial position and results of operations.

On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages. We have reviewed and are investigating the allegations in the complaint. Based on the information available at this time, we believe that the suit against us is without merit. In February 2001, the Momentum complaint was dismissed, but they were given thirty days to refile. In April 2001, Momentum refiled its complaint. We will continue to defend Cypress vigorously in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

On October 3, 2000, U.S. Philips Corp. filed a complaint in the United States District Court for the Southern District of New York against Cypress and five codefendants for infringement of an U.S. patent. We have reviewed and investigated the allegations in the complaint and believe that we have meritorious defenses to these allegations. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

On June 12, 2000, Cypress filed a complaint in the Superior Court of California, against Altera Corporation (“Altera”) for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. In February 2001, we amended our complaint to add a cause of action based on fraud. We believe that we will ultimately prevail in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay legal fees and other expenses that are not expected to have a material adverse effect on Cypress’s financial position and results of operations.

During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against Cypress in the United States District Court for the District of Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of us finding that we infringed none of the patents and that each asserted claim was invalid due to prior art and physical impossibility (i.e. the patents require a step that is physically impossible to perform). EMI has filed an appeal, and we intend to defend ourselves vigorously. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and /or a foundation controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson attorneys sued us and eighty-seven other companies in United States District Court for District of Arizona for infringement of sixteen patents. In May 2000, the Court stayed litigation on fourteen of the sixteen patents in view of concurrent litigation in Nevada on the same fourteen patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. We have reviewed and investigated the allegations in the complaint, and we believe that the suits against us are without merit. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

In June 1997, we commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust (the “Trust”). In this action, we asked for declaratory relief to the effect that an U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by us. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. The Trust appealed, and the Virginia court’s ruling was upheld by the United States Court of Appeals for the Federal Circuit in November 2000. We therefore believe that our defenses to the counter-claim are meritorious and we intend to continue to defend ourselves vigorously. While no assurance can be given regarding the final outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

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

Note 9 — Subsequent Events

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (“Plan”). The Plan allows for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers of Cypress, may participate in the Plan. Each loan will be evidenced by a full recourse promissory note executed by the employee in favor of Cypress and will be secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. If a participant sells the shares of our common stock purchased with the proceeds of the loan, the proceeds of the sale must first by used to repay the principal and interest on the loan before being received by the employee. The loans will bear interest at a rate at least equal to the applicable federal rate under Section 1274 of the Internal Revenue Code for long-term loans, compounded annually. All other terms of a loan will be determined by Cypress’s Board of Directors on a case-by-case basis. The Plan will be administered by the Board of Directors. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors.

Page 15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CYPRESS SEMICONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Month Periods Ended April 1, 2001 and April 2, 2000

This report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the prospects for Cypress as well as the semiconductor industry more generally, including without limitation, statements about increases in gross margin, rate of growth of research and development expenditures as a percent of revenues, improved competitiveness with changes in our non-U.S. sales distribution model, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, planned manufacturing capacity, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in “Risk Factors”below.

Overview

For the first quarter of fiscal 2001 ended April 1, 2001 (“Q1 2001”), revenues were $262.3 million, down 29% from the fourth quarter of fiscal 2000 revenues of $370.0 million, and relatively flat when compared to revenues for the first quarter of fiscal 2000 ended April 2, 2000 (“Q1 2000”). Included in the Q1 2001 results were two changes in Cypress’s business model, which resulted in an incremental one-time revenue deferral of $25.0 million. First, we agreed to accommodate the request of a large strategic customer to convert a certain high-volume program to a consignment inventory program; that is, a program in which Cypress will continue to own the inventory at the customer’s designated warehouse until usage occurs. This conversion caused a deferral of $4.0 million in revenue in Q1 2001. The second change relates to our European and Asian distribution operations. Cypress has historically operated under two distribution models. In the U.S., we do not recognize sales to global distributors until they sell to their end customers, which prevents so-called channel stuffing, as we allow these distributors certain stock rotation and other return privileges in the U.S. For our global distributors’ non-U.S. operations, in the past, we did not allow sales returns. The effect of this historic practice is that these distributors ordered from us only when they had firm orders from their customers. We believe this practice limited our distribution business in Europe and Asia. To ultimately increase our sales, we concluded that we should change our approach with our global distributors’ non-U.S. operations to the U.S. model. We expect that this change, which was initiated prospectively in Q1 2001, will improve our competitiveness in those regions. As a result of the change, we now recognize revenue on a sell through basis for shipments to our global distributors’ European and Asian operations, which resulted in a $21.0 million revenue deferral in Q1 2001. For direct comparison, excluding these changes, revenue in the first quarter 2001 would have been $287.3 million, a 22% decline from the previous quarter and a 9% increase from the first quarter of fiscal 2000.

The first quarter of fiscal 2001 was characterized by continued inventory reduction efforts by our customers and a fundamental slowdown in demand in the markets we serve. When compared to the quarter ended December 31, 2000, unit sales decreased 30% while average selling prices (“ASPs”) experienced only modest decreases. During the quarter, large cancellations in all segments, most notably the cell phone market, offset bookings in other market segments, producing historically low net bookings for the quarter. Consequently, we are forecasting another decline of 20-24% in revenue to approximately $200-210 million in the second quarter. This forecast is a forward looking statement and actual results can differ materially from those described in the statement.

On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. (“HiBand”). HiBand is a provider of mixed-signal integrated circuits for high-speed communications markets. Cypress acquired HiBand for a total consideration of $34.0 million, including 1.4 million shares of Cypress common stock valued at $28.2 million, options for 0.2 million shares of Cypress common stock valued at $4.0 million, an existing $1.3 million cash advance and direct acquisition costs of $0.5 million for legal and accounting fees. The acquisition was accounted for using the purchase method of accounting. In-process research and development of $6.5 million was included in the results of operations for Q1 2001. Other than the charge for in-process research and development, HiBand’s results of operations from the date of purchase to the end of the fiscal quarter were not significant because the acquisition was completed during the last week of the fiscal quarter and are therefore not included in Cypress’s condensed consolidated results of operations for the quarter ended April 1, 2001.

On February 23, 2001, Cypress completed its acquisition of International Microcircuits, Inc. (“IMI”), a company specializing in timing technology integrated circuits for network applications. IMI’s product portfolio includes programmable clocks, electromagnetic interference suppression devices, clock distribution products and application-specific products. IMI has clock products for applications in communications, cable and DSL modems, office automation, digital cameras, DVDs and video games. Cypress acquired IMI for a total consideration of $150.3 million, including $111.2 million in cash, options for 1.3 million shares of Cypress common stock valued at $32.8 million, notes payable to shareholders of $3.3 million, and direct acquisition costs of $3.0 million for investment banking, legal and accounting fees. The acquisition was accounted for using the purchase method of accounting. IMI revenues of $5.0 million were included in Cypress’s condensed consolidated results of operations during Q1 2001. The IMI acquisition reduced net income by $8.1 million during the quarter, due primarily to charges of $4.9 million for in-process research and development, $2.6 million for amortization of intangibles and goodwill and $1.4 million in non-cash deferred compensation charges, which were offset by net operating results of $0.8 million.

Results of Operations

Revenues

	Three months ended

(In thousands)	April 1, 2000	April 2, 2001	% Change

Wide area networks / storage area networks	$140,460	$108,688	29.2%
Wireless terminals / wireless infrastructure	68,407	89,984	(24.0)%
Computation and other	53,396	65,569	(18.6)%

Total consolidated revenues	$262,263	$264,241	(0.7)%

Revenues for Q1 2001 were essentially flat when compared with those of Q1 2000. Unit sales declined 29% between the comparative periods. Higher ASPs resulting from migration to higher densities and new products offset the decrease in unit volume. Many of the higher ASP products are sold in the wide area network (“WAN”) and storage area network (“SAN”) markets which grew 29% when compared to Q1 2000.

Revenues for the wireless terminal (“WIT”) and wireless infrastructure (“WIN”) divisions fell 24% from Q1 2000 due to a flattening of end customer demand in the cellular handset market and a concurrent inventory reduction program at key wireless customers. ASPs in the wireless segment were stable in relation to Q1 2000.

Revenue for Q1 2001 in the computation and other divisions dropped 19% versus those of Q1 2000. The decline was driven by a reduction in end demand in the personal computer (“PC”) market. ASPs have increased in the comparative periods partly due to the elimination of the lower valued FCT products in 2000. PC manufacturers generally run to lean inventory profiles. While sales volumes are still depressed in this segment, the company is expecting a quicker turn-around in this segment in the coming quarters based on projected customer profiles.

Cost of Revenues

Cost as a percent of revenues for Q1 2001 were 47.9% compared to 49.5% for Q1 2000. The decrease was partly due to an overall reduction in manufacturing costs due to higher percentage of devices produced using lower cost advanced technologies in Q1 2001 as compared to Q1 2000. In addition, sales of new products, which have higher margins, increased from Q1 2000 to Q1 2001. The gross margin improvement occurred predominantly in the wireless segment, which includes the cost reduction activities and ASP strength of MoBL and synchronous static random access memories (“RAMs”). We continue to introduce new products and find new methods of reducing manufacturing costs in order to continually improve our gross margin.

Research and Development

	Three months ended

(In thousands)	April 1, 2001	April 2, 2000

Revenues	$262,263	$264,241
Research and development	57,424	38,393
R&D as percent of revenues	22%	15%

Page 17

Research and development (“R&D”) expenditures for Q1 2001 were $57.4 million or 22% of revenues, compared to $38.3 million or 15% of revenues for Q1 2000. Overall, R&D expenditures increased $19.0 million or 50% from Q1 2000. The increase in expenditures is primarily related to spending in Cypress’s New Product and Technology Development divisions and was caused by increased headcount and capital spending. $4.0 million of the increase in R&D expenditures was attributable to growth in headcount and expenses of businesses acquired in fiscal 2000, while $15.0 million was due to internal growth. Growth in the R&D area was focused on the WAN/SAN market segment where over two-thirds of the dollar growth occurred. Cypress has focused heavily in this segment which is at the core of data-communications. In addition to its numerous memory offerings, Cypress has delivered products in the Physical Layer space, both Port and Back-plane. This increase in spending in Q1 2001 contributed to the decline in profitability in the WAN/SAN market segment as well as the Non-Memory business segment.

Selling, General and Administrative

	Three months ended

(In thousands)	April 1, 2001	April 2, 2000

Revenues	$262,263	$264,241
Selling, general and administrative	46,292	33,626
SG&A as percent of revenues	18%	13%

Selling, general and administrative (“SG&A”) expenses for Q1 2001 were $46.2 million or 18% of revenues, compared to $33.6 million or 13% of revenues for Q1 2000. This increase is primarily due to increased sales and marketing headcount and worldwide infrastructure development. Expenses for legal and professional services related to patent infringement litigation, patent filing and tax services have also contributed to an increase in administrative costs in the periods under comparison.

Acquisition and Other Non-Recurring Costs, net

	Three months ended

(In thousands)	April 1, 2001	April 2, 2000

Amortization of intangibles	$11,748	$2,297
Transaction costs	—	1,912
In-process research and development	11,300	—

Total acquisition and other non-recurring costs, net	$23,048	$4,209

Acquisition costs in Q1 2001 consisted of in-process research and development from the IMI and HiBand acquisitions and amortization of intangibles related to IMI and prior acquisitions. The increase in amortization from Q1 2000 to Q1 2001 relates to the acquisitions of RadioCom Corporation, Silicon Light Machines and IMI, which were completed since Q1 2000.

In-process research and development charges relate to the acquisitions of IMI and HiBand, which were completed during Q1 2001. The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted at a rate of 27.0% for IMI and 30.0% for HiBand. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 5.0% to 75.0% for HiBand and 10.0% to 90.0% for IMI. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of April 1, 2001, the actual development timelines and costs are in line with management’s estimates.

Interest Income, Interest Expense and Other Income &(Expense), net

	Three months ended

(In thousands)	April 1, 2001	April 2, 2000

Interest income	$ 16,981	$ 10,135
Interest expense	(5,571)	(4,566)
Other income and (expense), net	(1,496)	4,267

Total interest income, interest expense and
other income and (expense), net	$ 9,914	$ 9,836

Interest income was $17.0 million in Q1 2001 compared to $10.1 million in Q1 2000. This increase of $6.9 million in interest income is primarily due to higher average cash and investment balances in Q1 2001 than in Q1 2000 and higher investment yields.

Interest expense increased by $1.0 million when comparing Q1 2001 to Q1 2000. The increase in interest expense in Q1 2001 is primarily associated with the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005, and the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005. This increase is offset by a reduction in interest expense due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.0% Convertible Subordinated Notes.

Other income and (expense), net includes foreign exchange gains and losses and other operating items. Other income and (expense), net in Q1 2000 included a $5.0 million gain on the sale of the FCT product line.

Taxes

Cypress’s effective tax rates for Q1 2001 and Q1 2000 were 46.9% and 22.4%, respectively, resulting in income tax expense of $9.2 million and $15.0 million, respectively. The increase in the effective tax rate from Q1 2000 to Q1 2001 can be attributed to non-deductible in-process research and development charges and other non-deductible acquisition related costs, as well as utilization of loss carryovers and higher earnings of foreign subsidiaries taxed at lower rates in fiscal 2000. Cypress’s effective tax rates for Q1 2001 and Q1 2000, excluding non-deductible in-process research and development charges and other non-deductible acquisition related costs, were 30.0 % and 22.0%, respectively. Cypress’s effective rate varies from the U.S. statutory rate primarily due to utilization of loss carryovers, earnings of foreign subsidiaries taxed at lower rates and tax credits.

Net Income Per Share

Net income for Q1 2001 was $10.5 million or $0.08 per share on a diluted basis, compared to a net income for Q1 2000 of $52.0 million or $0.40 per share on a diluted basis.

Earnings before Goodwill

Cypress reported basic earnings before goodwill (“EBG”) per share of $0.26 and diluted EBG per share of $0.25 during the quarter ended April 1, 2001. EBG refers to earnings excluding goodwill and acquisition costs, restructuring related charges and credits and non-recurring items. Goodwill and acquisition costs consist of the amortization of intangibles, cash and non-cash deferred compensation expenses, in-process research and development costs, and transaction costs, net of tax. These types of charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. We have presented EBG as a measure of our operating results, but EBG is not intended to replace operating income or net income as an indicator of operating performance, or to replace cash flow as a measure of liquidity, because EBG is not a recognized concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The tables below reconcile basic and diluted net income per share to basic and diluted earnings before goodwill per share, respectively.

Reconciliation of basic net income per share to basic earnings before goodwill for the three months ended:

(In thousands)	April 1, 2001	April 2, 2000

Basic net income per share	$ 0.08	$ 0.45
Goodwill & acquisition costs net of taxes per share	$ 0.18	$ 0.03
Non-recurring gain on sale of FCT per share	$ —	$ (0.04)

Basic earnings before goodwill per share	$ 0.26	$ 0.44

Reconciliation of diluted net income per share to diluted earnings before goodwill for the three months ended:

(In thousands)	April 1, 2001	April 2, 2000

Diluted net income per share	$ 0.08	$ 0.40
Goodwill & acquisition costs net of taxes per share	$ 0.17	$ 0.04
Non-recurring gain on sale of FCT per share	$ —	$ (0.04)

Diluted earnings before goodwill per share	$ 0.25	$ 0.40

Liquidity and Capital Resources

(In thousands)	April 1, 2001	December 31, 2000

Cash, cash equivalents and short-tem investments	$ 701,828	$ 884,601
Working capital	807,159	983,359
Long-term debt and capital lease obligations	624,501	631,055
Stockholders’ equity	1,383,121	1,327,668

Cypress’s cash, cash equivalents and short-term investments totaled $701.8 million at the end of Q1 2001, a decrease of $182.8 million from the end of fiscal 2000. Working capital also decreased $176.2 million during the same period. These decreases are attributed primarily to net cash flows used in investing activities.

During the Q1 2001, Cypress generated cash flows from operations of $60.3 million, which represents a decrease of $5.8 million from the $66.1 million generated from operations during Q1 2000. The decrease in cash flows from operations can be primarily attributed to an increase in inventory and lower earnings adjusted for non-cash items such as depreciation, amortization and charges for in-process research and development, which was partially offset by a decrease in accounts receivable.

Net cash flows used in investing activities of $129.6 million for the Q1 2001 related primarily to the use of $110.8 million in cash for the purchase of IMI, net of cash acquired and $78.2 million for purchases of property, plant and equipment. Purchases of investments totaled $83.0 million during Q1 2001, while investments, which were sold or matured totaled $142.4 million. Purchases of investments during Q1 2000 totaled $176.9 million, while investments, which were sold or matured, totaled $16.2 million.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the SEC. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. As of April 1, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

In the next twelve months the current economic downturn may negatively impact cash and cash equivalent balances and cash flow from operations; however, Cypress believes that existing cash, cash equivalents and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. As of April 1, 2001 commitments for capital expenditures were approximately $75 million. Beyond twelve months, a continuation of the current economic downturn, changes in market demand and the possible need to change manufacturing capability and / or capacity, may cause Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

Risk Factors

     The discussion in this 10-Q report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to the future operating results and business plans, that involve risks and uncertainties. We use such words as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.

We are exposed to the risks associated with the recent slowdown in the U.S. economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders including large order cancellations across nearly all of our product lines, which resulted in historically low net bookings during Q1 2001. In addition, we experienced a corresponding decrease in revenues during the quarter and are expecting revenues to decline further in the second quarter of fiscal 2001. If the economic conditions in the U.S. continue or worsen, or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. History indicates that restructuring of the operations resulting in significant charges may become necessary if an industry downturn persists. If these cycles continue, they will seriously harm our business, financial condition and results of operations.

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

     A significant portion of our products are incorporated into data communications and telecommunications end-products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including USB microcontrollers, high-frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically and may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

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

     In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly commodity products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive RAM products and result in associated downward pressure on prices.

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

     We are now and may again become involved in litigation relating to alleged infringement by us of others’patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

     For a variety of reasons, we have entered into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us, and that give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

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

     We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements, and we may not have adequate remedies for any breach. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain countries in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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

     Our headquarters and some manufacturing facilities and some of our major vendors’facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, we could suffer damages that could seriously harm our business, financial condition and results of operations.

Prolonged electrical power outages or shortages, or increased costs of energy could harm our business

     Our process R&D facility and our corporate offices are located in California, which is currently susceptible to power outages and shortages as well as increased energy costs. To limit downtime exposure, Cypress uses back-up generators and power supplies in its main California facilities. While the majority of our production and design R&D facilities are not located in California, more extensive power shortages in the state could delay our process research development as well as impinge upon our existing cost structure.

Our business, results of operations and financial condition will be seriously harmed if we fail to compete successfully in our highly competitive industry and markets.

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

     In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $135 million in expenditures on equipment in fiscal 2001 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs. However, our cash flows from operations depend primarily on average selling prices, which generally decline over time, and on the per-unit cost of our products.

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

     International sales represented approximately 46% and 49% of our revenues during Q1 2001 and fiscal 2000, respectively. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

     We completed four acquisitions in calendar 2000, completed the acquisitions of International Microcircuits, Inc. (“IMI”) and HiBand Semiconductors, Inc. (“HiBand”) in Q1 2001 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	the difficulty of integrating acquired technology or products;

Page 26

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

Page 27

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

The fair value of Cypress’s investment portfolio and the interest income from the portfolio, would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations.

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and certain other European currencies. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. A 10% change in the foreign currency exchange rates to which Cypress is exposed would not have a material effect on Cypress’s financial condition or results of operations.

There have been no significant changes in the market risks impacting Cypress during the three months ended April 1, 2001.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is included in Part I in Note 8 of Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits

Exhibit #	Description

2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kurt R. Jaggers, as Securityholder Agent.

2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., the shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Rich Bowers, as Securityholder Agent.

b)	Reports on Form 8-K

On March 9, 2001, Cypress filed a report on Form 8-K, which reported under Item 5, that on February 23, 2001, Cypress completed the acquisition of International Microcircuits, Inc., which was accounted for as a purchase.

Page 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

By /s/ T.J. Rodgers
      ———————————————————
      T.J. Rodgers
      President and Chief Executive Officer
      President and Chief Executive Officer

By /s/ Emmanuel Hernandez
      ———————————————————
      Emmanuel Hernandez
      Vice President, Finance and Administration and
Chief Financial Officer

Dated: May 15, 2001 Page 30