Form 10-Q
period 2001-07-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2001-07-18
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

The total number of shares of the registrant’s common stock outstanding as of July 1, 2001 was 125,232,000.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

PART II –OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
                a)       Exhibits
                b)       Reports on Form 8-K

Signatures

ITEM 1.   FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)

	July 1, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 391,836	$ 551,025
Short-term investments	194,004	333,576

Total cash, cash equivalents and short-term	585,840	884,601
investments
Accounts receivable, net	107,116	193,525
Inventories	154,481	104,935
Other current assets	149,870	99,725

Total current assets	997,307	1,282,786

Property, plant and equipment, net	615,959	571,475
Other assets	650,388	507,493

Total assets	$ 2,263,654	$ 2,361,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 59,327	$ 95,735
Accrued compensation and employee benefits	60,043	61,379
Other current liabilities	69,360	60,108
Deferred income on sales to distributors	30,278	34,084
Income taxes payable	37,633	48,121

Total current liabilities	256,641	299,427

Convertible subordinated notes	570,500	570,500
Deferred income taxes	102,212	103,604
Other long-term liabilities	49,872	60,555

Total liabilities	979,225	1,034,086

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none
Issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 250,000 shares authorized;
138,339 and 136,895 issued; 125,232 and 125,659 outstanding at
July 1, 2001 and December 31, 2000	1,383	1,369
Additional paid-in-capital	1,049,059	1,010,357
Notes receivable from stockholders	(1,253)	(2,146)
Deferred compensation	(27,009)	(10,360)
Retained earnings	504,585	513,649

	1,526,765	1,512,869
Less: shares of common stock held in treasury, at cost; 13,107 shares
and 11,236 shares at July 1, 2001 and December 31, 2000	(242,336)	(185,201)

Total stockholders’ equity	1,284,429	1,327,668

Total liabilities and stockholders’ equity	$ 2,263,654	$ 2,361,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 3

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts) (Unaudited)

	Three Months Ended
	July 1, 2001	July 2, 2000
Revenues	$ 185,546	$ 300,834
Cost of revenues	103,517	135,143
Research and development	61,509	42,742
Selling, general and administrative	37,644	36,513
Acquisition and other non-recurring costs, net	19,543	7,107

Total operating costs and expenses	222,213	221,505

Operating income (loss)	(36,667)	79,329
Interest income	13,235	12,577
Interest expense	(5,657)	(5,501)
Other income and (expense), net	1,351	(262)

Income (loss) before income taxes	(27,738)	86,143
(Provision) benefit for income taxes	9,882	(20,514)

Net income (loss)	$(17,856)	$ 65,629

Net income (loss) per share:
Basic	$ (0.14)	$ 0.56
Diluted	$ (0.14)	$ 0.49
Weighted average common and common equivalent shares
outstanding:
Basic	125,515	118,186
Diluted	125,515	142,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 4

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts) (Unaudited)

	Six Months Ended
	July 1, 2001	July 2, 2000
Revenues	$ 447,809	$ 565,075
Cost of revenues	229,226	265,969
Research and development	118,933	81,135
Selling, general and administrative	83,936	70,139
Acquisition and other non-recurring costs, net	42,591	11,316

Total operating costs and expenses	474,686	428,559

Operating income (loss)	(26,877)	136,516
Interest income	30,216	22,712
Interest expense	(11,228)	(10,067)
Other income and (expense), net	(145)	4,005

Income (loss) before income taxes	(8,034)	153,166
(Provision) benefit for income taxes	635	(35,497)

Net income (loss)	$ (7,399)	$ 117,669

Net income (loss) per share:
Basic	$ (0.06)	$ 1.01
Diluted	$ (0.06)	$ 0.89
Weighted average common and common equivalent shares
outstanding:
Basic	125,966	117,014
Diluted	125,966	140,433

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 5

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	July 1, 2001	July 2, 2000
Cash flow from operating activities:
Net income (loss)	$ (7,399)	$ 117,669
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	117,117	65,622
Gain on sale of FCT product line	—	(5,000)
Acquired in-process research and development	12,750	2,025
Restructuring and other non-recurring costs (net)	—	1,479
Deferred income taxes	(15,452)	—
Gain (loss) on sales of property, plant and equipment	(136)	355
Changes in operating assets and liabilities:
Accounts receivable	89,313	(59,785)
Inventories	(44,955)	(4,017)
Other assets	4,248	(5,950)
Accounts payable, accrued liabilities and other liabilities	(56,563)	32,269
Deferred income	(3,806)	13,189
Income taxes payable	(10,488)	32,888

Net cash flow generated from operating activities	84,629	190,744

Cash flow from investing activities:
Purchase of investments	(121,500)	(275,168)
Sale or maturities of investments	261,396	48,967
Cash paid for acquisitions, net	(126,729)	—
Advances under the employee stock assistance plan, net	(41,478)	—
Acquisition of property, plant and equipment	(117,114)	(151,768)
Proceeds from sale of FCT product line	—	7,500
Proceeds from the sale of equipment	815	320

Net cash flow used for investing activities	(144,610)	(370,149)

Cash flow from financing activities:
Borrowing from (repayment of) notes payable and short-term debt	—	(1,085)
Issuance of convertible subordinated notes, net of issuance costs	—	554,812
Repurchase of common shares	(71,143)	—
Issuance of common shares (1)	15,084	39,558
Premiums received from put options	10,119	—
Issuance of capped call options	(50,000)	—
Repayment of stockholders’ notes receivable (net)	893	5,651
Other long-term liabilities	(4,161)	50

Net cash flow generated from (used for) financing activities	(99,208)	598,986

Net increase (decrease) in cash and cash equivalents	(159,189)	419,581
Cash and cash equivalents, beginning of period	551,025	159,088

Cash and cash equivalents, end of period	$ 391,836	$ 578,669

Supplemental Disclosure of Non-Cash Flow Information
(1) Common stock issued for acquisitions	28,247	10,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 6

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended July 1, 2001
(Unaudited)

Note 1 – Interim Statements

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

Cypress reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three-month periods ended July 1, 2001 (“Q2 2001”), April 1, 2001 (“Q1 2001”), July 2, 2000 (“Q2 2000”) and April 2, 2000 (“Q1 2000”) all included thirteen weeks. The results of operations for the three and six-month periods ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Acquisitions Using Purchase Accounting

Acquisition of ScanLogic Corporation

On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation (“ScanLogic”), a provider of USB controllers for embedded and PC applications. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of May 29, 2001, the effective date of the purchase. The results of operations are included in Cypress’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ScanLogic.

Cypress acquired ScanLogic for a total consideration of $30.1 million, including $15.6 in cash, options for 0.5 million shares of Cypress common stock valued at $11.7 million, notes payable to shareholders of $1.9 million and direct acquisition costs of $0.9 million for legal and accounting fees and broker commissions. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets and liabilities	$(1,446)
In-process research and development	1,450
Current technology	11,950
Assembled workforce and non-compete agreements	1,400
Deferred stock compensation (See note 5)	7,330
Excess of purchase price over identifiable net assets acquired	9,419

Total	$ 30,103

Page 7

The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to four years.

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

(In thousands)

Fair value of tangible assets and liabilities	$ (181)
In-process research and development	6,450
Current technology	2,800
Assembled workforce and non-compete agreements	2,650
Deferred tax liability	(2,180)
Deferred stock compensation (See note 5)	1,793
Excess of purchase price over identifiable net assets acquired	22,634

Total	$ 33,966

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

(In thousands)

Fair value of tangible assets	$ 14,847
Fair value of liabilities assumed	(11,517)
In-process research and development	4,850
Current technology	14,700
Assembled workforce and non-compete agreements	7,450
Other intangibles	7,550
Deferred tax liability	(11,880)
Deferred stock compensation (See note 5)	19,087
Excess of purchase price over identifiable net assets acquired	105,179

Total	$ 150,266

The amounts allocated to current technology, assembled workforce, other intangibles and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to five years.

Valuation Methodology – IMI, HiBand and ScanLogic

The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 27.0% for IMI, 30.0% for HiBand and 25% for ScanLogic. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10.0% to 90.0% for IMI, 5.0% to 75.0% for HiBand and 28.0% to 79.0% for ScanLogic. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of July 1, 2001, the actual development timelines and costs are in line with management’s estimates.

The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flows using discount rates ranging from 20.0% to 27.0%. Cypress believes these rates were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

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

Pro Forma Financial Information

Summarized below are the unaudited pro forma results of Cypress as though IMI, HiBand and ScanLogic had been acquired at the beginning of the periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charge for purchased in-process research and development is not included in the pro forma results, because it is non-recurring.

	Three months ended		Six months ended
(In thousands, except per share amounts)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Total revenue	$ 187,331	$ 314,269	$ 454,370	$ 590,809
Net income (loss)	$ (18,370)	$ 50,346	$ (14,638)	$ 86,128

Net income (loss) per share:
Basic	$ (0.15)	$ 0.42	$ (0.12)	$ 0.73
Diluted	$ (0.15)	$ 0.37	$ (0.12)	$ 0.65

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

Acquisition Costs

Acquisition costs in Q2 2001 consisted of amortization of intangibles related to acquisitions, as well as in-process research and development charges related to the acquisition of ScanLogic. For the six months ended July 1, 2001, acquisition costs consisted of amortization of intangibles and in-process research and development charges related to the acquisitions of IMI, HiBand and ScanLogic.

Note 3– Balance Sheet Components

Cash and Investments

(In thousands)	July 1, 2001	December 31, 2000

Cash and cash equivalents	$391,836	$ 551,025
Short-term investments	194,004	333,576
Long-term investments	214,799	211,444
Restricted investments	62,549	60,698

Total	$863,188	$1,156,743

Long-term investments are comprised of available for sale debt securities maturing in greater than twelve months. Restricted investments represents restricted cash held as a deposit for a facilities lease.

Inventories

(In thousands)	July 1, 2001	December 31, 2000

Raw materials	$ 9,569	$ 11,387
Work-in-process	91,962	63,200
Finished goods	52,950	30,348

Total	$154,481	$104,935

Other Assets

(In thousands)	July 1, 2001	December 31, 2000

Restricted investments	$ 62,549	$ 60,698
Long-term investments	214,799	211,444
Intangible assets and goodwill, net	362,731	214,637
Other	10,309	20,714

Total	$650,388	$507,493

Note 4– Earnings Per Share Calculation

Following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computations for the periods presented below:

Three-month periods ended July 1, 2001 and July 2, 2000

(In thousands, except per-share amounts)	July 1, 2001			July 2, 2000

	(Loss)	Shares	Per-Share	Income	Shares	Per-Share

Basic EPS:
Net income (loss)	$(17,856)	125,515	$(0.14)	$65,629	118,186	$0.56
Effects of dilutive securities:
6% Convertible notes	—	—		1,464	6,772
4% Convertible notes	—	—		1,726	6,119
3.75% Convertible notes	—	—		128	358
7% Convertible notes	—	—		2	15
Options and warrants	—	—		—	10,667

Diluted EPS:
Net income (loss)	$(17,856)	125,515	$(0.14)	$68,949	142,117	$0.49

Page 11

Six-month periods ended July 1, 2001 and July 2, 2000

(In thousands, except per-share amounts)	July 1, 2001			July 2, 2000

	(Loss)	Shares	Per-Share	Income	Shares	Per-Share

Basic EPS:
Net income (loss)	$(7,399)	125,966	$(0.06)	$117,669	117,014	$1.01
Effects of dilutive securities:
6% Convertible notes	—	—		3,336	6,772
4% Convertible notes	—	—		3,375	5,380
3.75% Convertible notes	—	—		128	179
7% Convertible notes	—	—		5	31
Options and warrants	—	—		—	11,057

Diluted EPS:
Net income (loss)	$(7,399)	125,966	$(0.06)	$124,513	140,433	$0.89

At July 1, 2001 and July 2, 2000, stock options to acquire 16,032,000 and 23,128,000 shares, respectively were outstanding. Of the options outstanding at July 1, 2001 and July 2, 2000, 16,032,000 and 471,000 shares, on a weighted average basis, were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common shares during the respective quarters. Convertible debentures outstanding at July 1, 2001 which were convertible to 10,715,000 shares of common stock were also excluded from diluted EPS in the three and six-month periods ended July 1, 2001, because their effect was anti-dilutive.

Note 5 – Equity and Debt Transactions

During Q2 2001, Cypress purchased capped call options through private placements in the amount of $50.0 million. The capped call options require physical settlement and expire on various dates in October and November 2001. Upon expiration of the capped call options, Cypress will have its capital returned with a premium or receive a specified number of shares of Cypress common stock, depending on the price of Cypress’s common stock on the expiration date. The transaction is recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet.

On March 16, 2001, the Board of Directors of Cypress authorized the repurchase of an additional 5.0 million shares of Cypress’s outstanding common stock, bringing the total shares authorized in the 2000/2001 repurchase program to 15.0 million. During the first six months of fiscal 2001, Cypress repurchased 3.6 million shares at an average cost of $19.70 per share, bringing the total repurchases through July 1, 2001 to 9.9 million shares at an average cost of $21.73 per share. In conjunction with the stock repurchase program, the Board of Directors authorized the sale of put warrants. In the first six months of fiscal 2001, Cypress sold put warrants through private placements for which the Company received a premium of $10.1 million, bringing the total premiums received under the program to $16.4 million. As of July 1, 2001, Cypress had a maximum potential obligation to purchase 2.8 million shares of its common stock at an aggregate price of $50.2 million. The puts have various expiration periods from July 2001 through November 2001. Cypress has the right to settle the put warrants with cash or settle with shares of Cypress’s common stock. No amount was classified out of stockholders’ equity in the accompanying condensed consolidated balance sheet.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the SEC. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. As of July 1, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

During Q2 2001, Cypress recorded provisions for deferred compensation of $7.3 million for the difference between the grant or issuance price and the fair value of Cypress’s common stock for Cypress common stock options issued in conjunction with the ScanLogic acquisition. These amounts are being amortized in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 28 over the vesting period of the individual stock options. Deferred compensation expense related to ScanLogic and other previous acquisitions totaled $6.5 million during the quarter ended July 1, 2001. For the six months ended July 1, 2001, Cypress recorded deferred compensation in connection with acquisitions of $28.2 million and amortization of deferred compensation expense of $10.7 million.

Note 6 – Derivative Financial Instruments

Cypress has foreign subsidiaries that operate and sell Cypress’s products in various global markets. As a result, Cypress is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts and currency option contracts, to manage the exposures associated with forecasted purchases of equipment, net asset or liability positions, and revenue backlog denominated in foreign currencies. Cypress does not hold derivative financial instruments for speculative or trading purposes.

On January 1, 2001, Cypress adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivatives be recorded at fair value. The adoption of SFAS No. 133 did not have a material effect on Cypress’s financial condition or results of operations.

Under SFAS No. 133, Cypress accounts for its hedges of forecasted purchases of equipment and revenue backlog as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders’ equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions are recorded, and are not material at July 1, 2001. As of July 1, 2001, such forward contracts had an aggregate notional value of $21.8 million.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of July 1, 2001, Cypress held forward contracts with an aggregate notional value of $28.2 million to hedge the risks associated with foreign currency denominated assets and liabilities.

Note 7 – Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (“Plan”). The Plan allows for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers of Cypress, may participate in the Plan. Each loan will be evidenced by a full recourse promissory note executed by the employee in favor of Cypress and will be secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. If a participant sells the shares of our common stock purchased with the proceeds of the loan, the proceeds of the sale must first be used to repay the principal and interest on the loan before being received by the employee. The loans will bear interest at a rate at least equal to the applicable federal rate under Section 1274 of the Internal Revenue Code for long-term loans, compounded annually. All other terms of a loan will be determined by Cypress’s Board of Directors on a case-by-case basis. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of July 1, 2001 loans outstanding under the Plan were $41.9 million and are classified on the condensed consolidated balance sheet as other current assets.

Note 8 — Segment Reporting

Historically, Cypress has disclosed two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes static Random Access Memories (“RAMs”) and is characterized by high unit sales volume and generally lower gross margins. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and interface products and wafers manufactured by Cypress foundries.

In October 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications market segments. The WAN (Wide Area Networks) and SAN (Storage Area Networks) divisions are helping provide product definition in the networking arena. Similarly, the WIT (Wireless Terminals) and WIN (Wireless Infrastructure) divisions help focus our efforts in the wireless space. The Computation and Other market segment includes products used in computers, peripherals and other applications. Cypress’s current Memory and Non-memory business segments continue to operate as they have in the past. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development (“R&D”) spending.

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

Market Segment Net Revenues

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Wide area networks / storage area networks	$ 81,733	$124,276	$222,193	$232,965
Wireless terminals / wireless infrastructure	$ 59,904	$108,492	$128,311	$198,476
Computation and other	$ 43,909	$ 68,066	$ 97,305	$133,634

Total consolidated revenues	$185,546	$300,834	$447,809	$565,075

Market Segment Income Before Income Taxes

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Wide area networks / storage area networks	$(16,236)	$ 38,386	$ 2,999	$ 65,969
Wireless terminals / wireless infrastructure	5,177	32,537	19,843	54,176
Computation and other	(6,065)	15,513	(7,128)	27,687
Acquisition and other non-recurring costs, net	(19,543)	(7,107)	(42,591)	(11,316)
Interest income	13,235	12,577	30,216	22,712
Interest expense	(5,657)	(5,501)	(11,228)	(10,067)
Other income and (expense), net	1,351	(262)	(145)	4,005

Income before income taxes	$(27,738)	$ 86,143	$(8,034)	$ 153,166

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

The tables below set forth information about the reportable business segments for the three and six months ended July 1, 2001 and July 2, 2000. Cypress does not allocate interest income and expense, income taxes or non-recurring items to segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Memory	$ 72,501	$141,331	$211,152	$263,997
Non-memory	113,045	159,503	236,657	301,078

Total consolidated revenues	$185,546	$300,834	$447,809	$565,075

Business Segment Income (Loss) Before Income Taxes

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Memory	$(10,486)	$ 36,727	$ 24,190	$ 55,369
Non-memory	(6,638)	49,709	(8,476)	92,463
Acquisition and other non-recurring costs, net	(19,543)	(7,107)	(42,591)	(11,316)
Interest income	13,235	12,577	30,216	22,712
Interest expense	(5,657)	(5,501)	(11,228)	(10,067)
Other income and (expense), net	1,351	(262)	(145)	4,005

Income (loss) before income taxes	$(27,738)	$ 86,143	$(8,034)	$ 153,166

Note 9 – Legal Matters

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

In March 2001, Cypress filed a complaint in the United States District Court for the District of Delaware against Integrated Circuit Systems, Inc. (“ICS”), for infringement of three (3) U.S. patents. In April 2001, ICS filed a complaint in the United States District Court for the Northern District of California against Cypress. We have investigated the allegations in ICS’ complaint and find them completely without merit. Cypress will vigorously pursue and/or protect its rights in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay expenses, which could (but is not expected to) have a material adverse effect on our financial position and results of operations.

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

On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages. We have reviewed and are investigating the allegations in the complaint. Based on the information available at this time, we believe that we have meritorious defenses to the allegations in the complaint. In February 2001, the Momentum complaint was dismissed, but they were given thirty days to refile. In April 2001, Momentum refiled its complaint. We will continue to defend Cypress vigorously in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

On October 3, 2000, U.S. Philips Corp. filed a complaint in the United States District Court for the Southern District of New York against Cypress and five co-defendants for infringement of an U.S. patent. We have reviewed and investigated the allegations in the complaint and believe that we have meritorious defenses to these allegations. Cypress will vigorously defend itself in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations.

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

Note 10 – Recent Accounting Pronouncements

On June 29, 2001, the FASB completed its voting process on its proposed SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” and expects to issue the final Standards later in July. Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We expect to adopt SFAS No. 141 and SFAS No. 142 effective December 31, 2001, the beginning of fiscal year 2002, although certain provisions will be applied to any acquisitions we may close subsequent to June 30, 2001. Therefore, we expect to stop amortizing goodwill effective December 31, 2001 but will continue to amortize other intangible assets. At July 1, 2001 goodwill approximated $184.1 million and other intangible assets approximated $178.6 million. Goodwill amortization was $9.8 million and $14.6 million for the three and six months ended July 1, 2001, respectively. We may be required to reclassify certain other intangible assets to goodwill upon adoption. We will not be able to determine all of the impacts of such Standards until they are finalized and issued.

Note 11 – Subsequent Events

On July 3, 2001, Cypress completed its acquisition of Lara Networks, Inc. (“Lara”) a provider of high- performance, silicon-based packet processing solutions for WAN infrastructure equipment. Lara solutions target switches, routers and multi-service gateways handling multiple high-speed protocols up to OC-768 and including 10-Gigabit Ethernet. Cypress paid Lara’s shareholders approximately $200 million in cash and 1.2 million options to acquire Cypress common stock. Cypress will account for the transaction using the purchase method of accounting.

At a July 16, 2001 special meeting of the Board of Directors, Cypress’s management and board decided to size the manufacturing operations and the company in an effort to increase cost efficiency for the remainder of this downturn while retaining necessary infrastructure to allow Cypress to grow when sustainable economic recovery begins. This action will result in a restructuring charge, to be taken in the third quarter of 2001, in the range of $140 to $180 million, which will include losses on assets that will be held for sale and a reduction in force currently estimated to impact about 650 employees. Management will continue to evaluate other appropriate actions to address the impact of the industry downturn on Cypress.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CYPRESS SEMICONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Six Month Periods Ended July 1, 2001 and July 2, 2000

This report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the prospects for Cypress as well as the semiconductor industry more generally, including without limitation, statements about increases in gross margin, rate of growth of research and development expenditures as a percent of revenues, improved competitiveness with changes in our non-U.S. sales distribution model, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, planned manufacturing capacity, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in “Risk Factors” below.

Overview

For the second quarter of fiscal 2001 ended July 1, 2001 (“Q2 2001”), revenues were $185.5 million, down 29% from the first quarter of fiscal 2001 of $262.3 million, and down 38% from $300.8 million when compared to revenues for the second quarter of fiscal 2000 ended July 2, 2000 (“Q2 2000”). Q2 2001 witnessed continued inventory reduction efforts by our customers and a fundamental slowdown in demand that began in Q4 2000. As a result of lower backlog, factory utilization fell dramatically causing degradation in gross margins and profits. When compared to the three months ended April 1, 2001 (“Q1 2001”), unit sales decreased 10%. Exacerbating the pressure on margins average selling prices (“ASPs”) declined approximately 19% quarter on quarter. During Q1 2001, large cancellations in all segments, most notably the cell phone market, resulted in historically low net bookings for the quarter. During the second quarter, cancellations decreased significantly allowing the company to record a $100 million increase in bookings when compared to Q1 2001. While we experienced an improvement in bookings in the second quarter, the market segments that we serve are projected to recover in phases, with the computation segment potentially showing some growth in the third quarter, the wireless segment likely flat and the wireline segment still depressed. Given this environment, we are projecting third quarter revenue to be down 5-10% from the second quarter, and expect a modest 5% growth in sales in the fourth quarter. This forecast is a forward looking statement and actual results can differ materially from those described in the statement. During Q2 2001, the company successfully implemented a cost reduction program intended to blunt some of the impacts of the business decline. This program included, but was not limited to: reductions and eliminations of variable compensation, hiring limitations and related attrition programs and cuts in discretionary spending. These programs will continue to be in force until the company achieves suitable profit levels.

For the six months ended July 1, 2001, revenues were $447.8 million, down 21% from the first half of fiscal 2000. Included in the 2001 results were two changes in Cypress’s business model, which resulted in an incremental one-time revenue deferral of $25.0 million in the first quarter. Details of this deferral can be found in the March 2001 10Q. For direct comparison, excluding these changes, revenue in the first half of 2001 would have been $472.8 million, a 16% decline from the first half of fiscal 2000. The decline in revenues and profits for the first half of fiscal 2001 was caused by continued inventory reduction efforts by our customers and a fundamental slowdown in demand in the markets we serve. This slowdown has placed pressure on selling prices and created factory under absorption, which impinged on profits.

On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation (“ScanLogic”), a provider of USB controllers for embedded and PC applications. Cypress acquired ScanLogic for a total consideration of $30.1 million, including $15.6 in cash, options for 0.5 million shares of Cypress common stock valued at $11.7 million, notes payable to shareholders of $1.9 million and direct acquisition costs of $0.9 million for legal and accounting fees and broker commissions. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of May 29, 2001, the effective date of the purchase. ScanLogic revenues of $1.4 million were included in Cypress’s condensed consolidated results of operations during Q2 2001. The ScanLogic acquisition reduced net income by $1.5 million during the quarter, due primarily to charges of $1.5 million for in-process research and development, $0.5 million for amortization of intangibles and goodwill and $0.4 million in non-cash deferred compensation charges, which were offset by net operating results of $0.9 million.

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

Results of Operations

Revenues

	Three months ended			Six months ended

(In thousands)	July 1, 2001	July 2, 2000	% Change	July 1, 2001	July 2, 2000	% Change

Wide area networks / storage area networks	$ 81,733	$124,276	(34.2)%	$222,193	$232,965	(4.6)%
Wireless terminals / wireless infrastructure	59,904	108,492	(44.8)%	128,311	198,476	(35.4)%
Computation and other	43,909	68,066	(35.5)%	97,305	133,634	(27.2)%

Total consolidated revenues	$185,546	$300,834	(38.3)%	$447,809	$565,075	(20.8)%

Revenues of the wide area network (“WAN”) and storage area network (“SAN”) markets in the first half of 2001 declined 4.6% when compared to the first half of 2000. Q2 2001 revenues for the WAN & SAN markets declined 34.2% when compared to Q2 2000 due to decreased unit demand in the networking end markets. Although average selling prices (“ASPs”) in Q2 2001 remain higher when compared to Q2 2000, demand in all aspects of the networking market (Transmission, Metro, & Access) show declines due to postponed infrastructure investment and excess inventory both at original equipment manufacturers (“OEMs”) and after markets.

Revenues for the wireless terminal (“WIT”) and wireless infrastructure (“WIN”) divisions fell 35.4% in the first half of 2001 compared to the first half of 2000. Similarly, quarterly revenue for WIT & WIN fell 44.8% between Q2 2001 and Q2 2000 due to a flattening of end customer demand in the cellular handset market and a concurrent inventory reduction program at key wireless customers. Price pressures have been partially offset by a shift to higher density products. While market conditions have slowed the installation of the next generation of digital mobile phone services (2.5/3G), sales of 1M and x36 Dual Ports to “WIN” companies such as NEC are showing strength.

Revenue for computation market segments dropped 27.2% in the first half of 2001 compared to the first half of 2000. Similarly, computation market segment revenue for Q2 2001 dropped 35.5% versus Q2 2000 revenue. This decline was driven by a reduction in end demand in the personal computer (“PC”) market. PC manufacturers generally run to lean inventory profiles. While sales volumes are still depressed in this segment, the company is expecting a quicker turn-around in this segment in the upcoming quarters based on projected customer profiles.

Cost of Revenues

Cost as a percent of revenues for Q2 2001 was 55.8% compared to 44.9% for Q2 2000. Likewise for the first half, they were 51.2% and 47.1% for 2001 and 2000, respectively. The increase in cost of sales as a percentage of revenue was caused by a decline in factory loading, particularly in our Philippines plant, created by the lack of customer demand mentioned in the overview and revenue sections above. During the first half of 2001, Cypress ran its wafer fabrication plants at slightly reduced rates of utilization, while running its assembly and test facilities in the Philippines at much lower rates to match demand. This resulted in the absorption of more fixed overhead of the wafer fabs while building inventory. Should the industry downturn continue for a protracted period of time, absorption losses at the wafer fabs will increase. Adding to the gross margin pressures are the declines in ASPs in our commodity memory, clock and universal serial bus (“USB”) products, which occurred in the first half of 2001. Overall ASP declines for the first half of fiscal 2001 were approximately 20%. Additional declines in commodity products of 10%-20% are projected for the second half of fiscal 2001. Cypress is continuing its strong emphasis on new product development and improvements in manufacturing technologies and yields, which will help offset some of the impact of near term margin declines.

The cost of revenues for the first half of 2001 were also impacted by increases in inventory reserves to cover lower demand requirements and the aging of parts in inventory. Cypress charged cost of revenues $13.0 million to increase inventory reserves during Q2 2001. During the six months ended July 1, 2001, charges to costs of revenues to increase inventory reserves were $38.8 million. Additional charges to cost of revenues to increase inventory reserves may be necessary in the future if demand continues to decline.

Research and Development

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Revenues	$185,546	$300,834	$447,809	$565,075
Research and development	61,509	42,742	118,933	81,135
Non-cash deferred compensation	5,145	68	6,336	137
R&D excluding non-cash deferred compensation*	56,364	42,674	112,597	80,998
R&D excluding non-cash deferred compensation as percent of revenues	30.4%	14.2%	25.1%	14.3%

*	Primarily related to the IMI, HiBand and SLM acquisitions

Overall, research and development (“R&D”) expenditures, excluding non-cash deferred compensation, increased $13.7 million or 32% from Q2 2000. The increase in expenditures is primarily related to spending in Cypress’s New Product and Technology Development divisions and was caused by increased headcount and capital spending. Growth in the R&D area was focused on the WAN/SAN market segment where over three-fourths of the dollar growth occurred. Cypress has focused heavily in this segment which is at the core of data-communications. In addition to its numerous memory offerings, Cypress has delivered products in the Physical Layer space, both Port and Back-plane. Cypress has increased its thrust into the networking arena through its R&D efforts in Packet over SONET framer (“POSIC”), Programmable Serial Interfaces (“PSI”) and optoelectronics. This increase in spending in 2001 contributed to the decline in profitability in the WAN/SAN market segment as well as the Non-memory business segment.

Selling, General and Administrative

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Revenues	$185,546	$300,834	$447,809	$565,075
Selling, general and administrative	37,644	36,513	83,936	70,139
Non-cash deferred compensation	2,818	81	5,162	174
SG&A excluding non-cash deferred compensation	34,826	36,432	78,774	69,965
SG&A excluding non-cash deferred compensation as percent
of revenues	18.8%	12.1%	17.6%	12.4%

Selling, general and administrative (“SG&A”) expenses for Q2 2001 were $37.6 million, compared to $36.5 million for Q2 2000, an increase of $1.1 million. Excluding non-cash deferred compensation charges, SG&A expenses for Q2 2001 were $34.8 million compared to $36.4 million for Q2 2000, a decrease of $1.6 million. The decrease in SG&A spending excluding non-cash deferred compensation is primarily due to decreased sales commission expenses.

For the six months ended July 1, 2001, SG&A expenses increased $13.8 million; however, excluding non-cash deferred compensation charges SG&A expenses increased $8.8 million. The increases in SG&A expenses from the three and six-month periods ended July 2, 2000 to the comparable period in fiscal 2001 are primarily due to increased sales and marketing headcount, non-cash deferred compensation charges and worldwide infrastructure development. Expenses for legal and professional services related to patent infringement litigation, patent filing and tax services have also contributed to an increase in administrative costs in the periods under comparison. Offsetting these increases were lower sales commission expenses.

Acquisition and Other Non-Recurring Costs, net

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Amortization of intangibles	$18,093	$2,008	$29,841	$ 4,305
Transaction costs	—	1,595	—	3,507
In-process research and development	1,450	2,025	12,750	2,025
Other non-recurring costs	—	1,479	—	1,479

Total acquisition and other non-recurring costs, net	$19,543	$7,107	$42,591	$11,316

Acquisition costs in Q2 2001 consisted of in-process research and development from the ScanLogic acquisition and amortization of intangibles related to ScanLogic and prior acquisitions. The increase in amortization for the three and six-month periods ending July 1, 2001 when compared to the comparable periods ended July 2, 2000 relates to the acquisitions of RadioCom Corporation, Silicon Light Machines, IMI, HiBand and ScanLogic, which were completed since Q2 2000. Amortization expense is likely to increase in future periods.

In-process research and development charges relate to the acquisitions of ScanLogic, which was completed during Q2 2001 and IMI and HiBand, which were completed during Q1 2001. The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 27.0% for IMI, 30.0% for HiBand and 25.0% for ScanLogic. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10.0% to 90.0% for IMI, 5.0% to 75.0% for HiBand and 28.0% to 79.0% for ScanLogic. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of July 1, 2001, the actual development timelines and costs are in line with management’s estimates.

Interest Income, Interest Expense and Other Income & (Expense), net

	Three months ended		Six months ended

(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Interest income	$ 13,235	$ 12,577	$ 30,216	$ 22,712
Interest expense	(5,657)	(5,501)	(11,228)	(10,067)
Other income and (expense), net	1,351	(262)	(145)	4,005

Total interest income, interest expense and other income and (expense), net	$ 8,929	$ 6,814	$ 18,843	$ 16,650

Interest income was $13.2 million in Q2 2001 compared to $12.6 million in Q2 2000. This increase of $0.6 million in interest income is primarily due to the interest income related to the 2001 Employee Stock Purchase Assistance Plan. This increase was partially offset by a decrease in the average cash and investment balances when comparing Q2 2001 to Q2 2000 and marginally lower investment yields.

The increase in interest income of $7.5 million from the six months ended July 2, 2000 to the comparable period in fiscal 2001 is primarily due to higher average cash and investments balances in Q1 2001 than in Q1 2000 and higher investment yields.

Interest expense increased by $0.1 million when comparing Q2 2001 to Q2 2000. The increase in interest expense in Q2 2001 is primarily associated with the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005. This increase is offset by a reduction in interest expense due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.0% Convertible Subordinated Notes.

Interest expense increased by $1.2 million when comparing the six months ended July 1, 2001 to the six months ended July 2, 2000. The increase in interest expense is primarily associated with the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005, and the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005. This increase is offset by a reduction in interest expense due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.0% Convertible Subordinated Notes.

Other income and (expense), net includes foreign exchange gains and losses and other operating items. Reflected in the Q2 2001 results is a $1.6 million benefit following the resolution of a dispute with a supplier over an equipment purchase. Other income and (expense), net in Q1 2000 included a $5.0 million gain on the sale of the FCT product line.

Taxes

Cypress’s effective tax rates for Q2 2001 and Q2 2000 were 35.6% and 23.8%, respectively, resulting in an income tax benefit of $9.9 million and income tax expense of $20.5 million, respectively. The change in the effective rate in Q2 2001 can be largely attributed to losses generated in the U.S. in the current year period. Cypress’s effective rate varies from the U.S. statutory rate primarily due to earnings of foreign subsidiaries taxed at lower rates, tax credits and non-deductible charges associated with acquisitions.

Net Income (Loss) Per Share

Cypress reported a net loss for Q2 2001 of $17.8 million or $0.14 per share on a diluted basis, compared to a net income for Q2 2000 of $65.6 million or $0.49 per share on a diluted basis. For the six months ended July 1, 2001, the reported net loss was $7.4 million or $0.06 per share on a diluted basis, compared to a net income for the six months ended July 2, 2000 of $117.7 million or $1.01 per share on a diluted basis.

Earnings before Goodwill

Cypress reported basic and diluted earnings before goodwill (“EBG”) per share of $0.01 for the three months ended July 1, 2001. EBG refers to earnings excluding goodwill and acquisition costs, restructuring related charges and credits and non-recurring items. Goodwill and acquisition costs consist of the amortization of intangibles, cash and non-cash deferred compensation expenses, in-process research and development costs, and transaction costs, net of tax. These types of charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. We have presented EBG as a measure of our operating results, but EBG is not intended to replace operating income or net income as an indicator of operating performance, or to replace cash flow as a measure of liquidity, because EBG is not a recognized concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The tables below reconcile basic and diluted net income per share to basic and diluted earnings before goodwill per share, respectively.

Reconciliation of basic net income per share to basic earnings before goodwill:

	Three months ended		Six months ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Basic net income (loss) per share	$(0.14)	$0.56	$(0.06)	$ 1.01
Goodwill & acquisition costs net of taxes per share	$ 0.15	$0.06	$ 0.33	$ 0.08
Non-recurring gain on sale of FCT per share	$ —	$ —	$ —	$(0.03)

Basic earnings before goodwill per share	$ 0.01	$0.62	$ 0.27	$ 1.06

Reconciliation of diluted net income per share to diluted earnings before goodwill:

	Three months ended		Six months ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Diluted net income (loss) per share	$(0.14)	$0.49	$(0.06)	$ 0.89
Goodwill & acquisition costs net of taxes per share	$ 0.15	$0.05	$ 0.31	$ 0.08
Non-recurring gain on sale of FCT per share	$ —	$ —	$ —	$(0.03)

Diluted earnings before goodwill per share	$ 0.01	$ 0.54	$ 0.25	$ 0.94

Page 24

Liquidity and Capital Resources

(In thousands)	July 1, 2001	December 31, 2000

Cash, cash equivalents and short-tem investm	$ 585,840	$ 884,601
Working capital	740,666	983,359
Long-term debt and capital lease obligations	620,372	631,055
Stockholders’ equity	1,284,429	1,327,668

Cypress’s cash, cash equivalents and short-term investments totaled $585.8 million at the end of Q2 2001, a decrease of $298.8 million from the end of fiscal 2000. Working capital also decreased $242.7 million during the same period. These decreases are attributed primarily to net cash flows used in investing and financing activities.

During the six months ended July 1, 2001, Cypress generated cash flows from operations of $84.6 million, which represents a decrease of $106.1 million from the $190.7 million generated from operations during the six months ended July 2, 2000. The decrease in cash flows from operations can be primarily attributed to increases in inventory, decreases in accounts payables and lower earnings adjusted for non-cash items such as depreciation, amortization and charges for in-process research and development, which was partially offset by a decrease in accounts receivable.

Net cash flows used in investing activities of $144.6 million for the six months ended July 1, 2001 related primarily to the use of $126.7 million in cash for the acquisitions of IMI and ScanLogic, net of cash acquired and $117.1 million for purchases of property, plant and equipment. Purchases of investments totaled $121.5 million during the six-month period ended July 1, 2001, while investments, which were sold or matured totaled $261.4 million. Purchases of investments during the six months ended July 2, 2000 totaled $275.2 million, while investments, which were sold or matured, totaled $49.0 million.

During the six months ended July 1, 2001, net cash flows used for financing activities were $99.2 million. Purchases of capped call options were $50.0 million and the repurchase of common shares totaled $71.1 million. These cash outflows were offset by cash inflows of $10.1 million related to premiums received from the issuance of stock put options and $15.1 million related to the issuance of common shares. Net cash flows from financing activities in the six months ended July 2, 2000 were $599.0 million, which are primarily related to the proceed from the issuance of convertible subordinated notes, net of issuance costs of $554.8 million, the issuance of common shares of $39.6 million and cash received upon repayment of notes by shareholders of $5.7 million.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the SEC. Under this shelf registration, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. As of July 1, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

In the next twelve months the current economic downturn may negatively impact cash and cash equivalent balances and cash flow from operations; however, Cypress believes that existing cash, cash equivalents and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. As of July 1, 2001 commitments for capital expenditures were approximately $64 million. Beyond twelve months, a continuation of the current economic downturn, changes in market demand and the possible need to change manufacturing capability and/or capacity, may cause Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

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

     Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders including large order cancellations across nearly all of our product lines, which resulted in historically low net bookings during the first six months of fiscal 2001. In addition, we experienced corresponding decreases in revenues and average selling prices during the half and are expecting revenues and average selling prices to decline further in the third quarter of fiscal 2001. If the economic conditions in the U.S. continue or worsen, or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. History indicates that restructuring of the operations resulting in significant charges may become necessary if an industry downturn persists. In response to the current significant downturn, we have indicated that we will restructure our manufacturing operations in the third quarter of fiscal 2001 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. If, however, these cycles continue, they will seriously harm our business, financial condition and results of operations and other actions may be necessary.

Our future operating results are likely to fluctuate and therefore may fail to meet expectations.

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

     A significant portion of our products are incorporated into data communications and telecommunications end products. Any decline in the demand for networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including USB microcontrollers, high-frequency clocks and static RAMs, are incorporated into computer and computer-related products, which have historically and may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

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

     We have spent, and expect to continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm us. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business and results of operations. As stated previously, in response to the current economic downturn, we intend to restructure our manufacturing operations (See also Note 11 to the Condensed Consolidated Financial Statements).

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

Prolonged electrical power outages or shortages, or increased costs of energy could harm our business.

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

     In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $105 million in expenditures on equipment in fiscal 2001 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs.

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

     International sales represented approximately 50% and 49% of our revenues during the first six months of fiscal 2001 and fiscal 2000, respectively. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

     We completed four acquisitions in calendar 2000, completed the acquisitions of International Microcircuits, Inc., HiBand Semiconductors, Inc., ScanLogic Corporation and Lara Networks, Inc. in 2001 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

Page 32

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

There have been no significant changes in the market risks impacting Cypress during the three months ended July 1, 2001.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included in Part I in Note 8 of Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 3, 2001, at Cypress’s Annual Meeting of Shareholders, the nominated slate of directors was elected, the appointment of PricewaterhouseCoopers LLP as Cypress’s independent accountants was ratified, and Cypress’s proposal to adopt the 2001 Employee Stock Purchase Assistance Plan was approved. The results of the votes were as follows:

(1)	Election of Directors:

	Total Votes for Each Director	Total Votes Withhold From Each Director

T.J. Rodgers	105,318,107	435,643
Fred B. Bialek	104,858,391	895,359
Eric A. Benhamou	105,295,448	458,302
John C. Lewis	105,326,469	427,281
Alan F. Shugart	105,294,666	459,084
James R. Long	105,189,571	564,179

(2)	Ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of Cypress for the fiscal year ending December 30, 2001:

For	100,957,912	Against	4,672,740	Abstain	123,098

(3)	To approve the adoption of the 2001 Employee Stock Purchase Assistance Plan:

For	68,116,620	Against	3,548,013
Abstain	242,722	Broker Non-Vote	33,846,395

ITEM 5.  OTHER INFORMATION

None Page 34

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit #	Description

2.1(1)	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kurt R. Jaggers, as Securityholder Agent.

2.2(1)	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., the shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Rich Bowers, as Securityholder Agent.

2.3*	Stock Purchase Agreement as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporations, the shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Israel Zilberman, as Securityholder Agent.

(1)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.

*	Filed as an exhibit to this Form 10-Q

b)	Reports on Form 8-K

None

Page 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION By: /s/ T.J. Rodgers —————————————— T.J. Rodgers President and Chief Executive Officer

By: /s/ Emmanuel Hernandez —————————————— Emmanuel Hernandez Vice President, Finance and Administration and Chief Financial Officer

Dated: July 18, 2001 Page 36