Form 10-Q
period 2001-09-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2001-11-14
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

The total number of shares of the registrant’s common stock outstanding as of September 30, 2001 was 120,282,000.

INDEX

PART I — FINANCIAL INFORMATION

PART II —OTHER INFORMATION

Page 2

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)

ASSETS
	September 30, 2001	December 31, 2000

Current assets:
Cash and cash equivalents	$102,442	$551,025
Short-term investments	119,568	333,576

Total cash, cash equivalents and short-term investments	222,010	884,601
Accounts receivable, net	116,759	193,525
Inventories	75,413	104,935
Other current assets	190,437	99,725

Total current assets	604,619	1,282,786

Property, plant and equipment, net	482,296	571,475
Other assets	796,994	507,493

Total assets	$1,883,909	$2,361,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,529	$95,735
Accrued compensation and employee benefits	60,319	61,379
Other current liabilities	111,435	60,108
Deferred income on sales to distributors	20,290	34,084
Income taxes payable	81,081	48,121

Total current liabilities	319,654	299,427

Convertible subordinated notes	570,500	570,500
Deferred income taxes	105,760	103,604
Other long-term liabilities	43,996	60,555

Total liabilities	1,039,910	1,034,086

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none
Issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 250,000 shares authorized;
138,339 and 136,895 issued; 120,282 and 125,659 outstanding at
September 30, 2001 and December 31, 2000	1,383	1,369
Additional paid-in-capital	1,113,547	1,010,357
Notes receivable from stockholders	(1,284)	(2,146)
Deferred compensation	(58,602)	(10,360)
Retained earnings	142,282	513,649

	1,197,326	1,512,869
Less: shares of common stock held in treasury, at cost; 18,057 shares and
11,236 shares at September 30, 2001 and December 31, 2000	(353,327)	(185,201)

Total stockholders’ equity	843,999	1,327,668

Total liabilities and stockholders’ equity	$1,883,909	$2,361,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 3

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended

	September 30, 2001	October 1, 2000

Revenues	$180,284	$352,687
Cost of revenues	208,111	147,783
Research and development	77,496	47,954
Selling, general and administrative	41,571	40,350
Restructuring costs	132,113	—
Acquisition and other non-recurring costs, net	91,566	35,557

Total operating costs and expenses	550,857	271,644

Operating income (loss)	(370,573)	81,043
Interest income	10,504	17,704
Interest expense	(5,653)	(7,953)
Other income and (expense), net	(9,362)	(717)

Income (loss) before income taxes	(375,084)	90,077
(Provision) benefit for income taxes	12,775	(28,028)

Net income (loss)	$(362,309)	$62,049

Net income (loss) per share:
Basic	$(2.92)	$0.51
Diluted	$(2.92)	$0.45
Weighted average common and common equivalent shares
outstanding:
Basic	124,107	121,139
Diluted	124,107	148,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 4

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Nine Months Ended

	September 30, 2001	October 1, 2000

Revenues	$628,093	$917,762
Cost of revenues	437,337	413,752
Research and development	196,429	129,089
Selling, general and administrative	125,507	110,489
Restructuring costs (credits)	132,113	(485)
Acquisition and other non-recurring costs, net	134,157	47,358

Total operating costs and expenses	1,025,543	700,203

Operating income (loss)	(397,450)	217,559
Interest income	40,720	40,416
Interest expense	(16,881)	(18,020)
Other income and (expense), net	(9,507)	3,288

Income (loss) before income taxes	(383,118)	243,243
(Provision) benefit for income taxes	13,410	(63,525)

Net income (loss)	$(369,708)	$179,718

Net income (loss) per share:
Basic	$(2.95)	$1.52
Diluted	$(2.95)	$1.34
Weighted average common and common equivalent shares
Outstanding:
Basic	125,347	118,389
Diluted	125,347	143,112

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 5

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended

	September 30, 2001	October 1, 2000

Cash flow from operating activities:
Net income (loss)	$(369,708)	$179,718
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	183,590	105,189
Gain on sale of FCT product line	—	(5,000)
Acquired in-process research and development	18,100	32,425
Restructuring and other non-recurring costs (net)	212,549	1,479
Deferred income taxes	(43,803)	—
Gain (loss) on sales of property, plant and equipment	(4)	1,408
Changes in operating assets and liabilities:
Accounts receivable	83,320	(77,034)
Inventories	38,573	(384)
Other assets	(5,695)	(14,070)
Accounts payable, accrued liabilities and other liabilities	(80,494)	14,756
Deferred income	(13,794)	11,679
Income taxes payable	32,960	60,522

Net cash flow generated from operating activities	55,594	310,688

Cash flow from investing activities:
Purchase of investments	(166,409)	(424,472)
Sale or maturities of investments	420,668	104,975
Advances under the employee stock assistance plan, net	(80,920)	—
Cash paid for acquisitions, net	(345,942)	8,617
Acquisition of property, plant and equipment	128,484	(250,714)
Proceeds from sale of FCT product line	—	7,500
Proceeds from the sale of equipment	3,385	325

Net cash flow used for investing activities	(297,702)	(553,769)

Cash flow from financing activities:
Borrowing from (repayment of) notes payable and short-term debt	—	(1,085)
Issuance of convertible subordinated notes, net of issuance costs	—	554,812
Repurchase of common shares	(190,458)	—
Issuance of common shares (1)	27,279	55,783
Premiums received from stock put options	10,119	—
Premiums received from private placement equity options	(50,000)	—
Repayment of stockholders’ notes receivable (net)	862	6,058
Other long-term liabilities	(4,277)	(273)

Net cash flow generated from (used for) financing activities	(206,475)	615,295

Net increase (decrease) in cash and cash equivalents	(448,583)	372,214
Cash and cash equivalents, beginning of period	551,025	159,088

Cash and cash equivalents, end of period	$102,442	$531,302

Supplemental Disclosure of Non-Cash Flow Information
(1) Common stock issued for acquisitions	28,247	171,371

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 6

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2001
(Unaudited)

Note 1 – Interim Statements

In the opinion of management of Cypress Semiconductor Corporation (“Cypress”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been reclassified to conform to current year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

Cypress reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three-month periods ended September 30, 2001 (“Q3 2001”), July 1, 2001 (“Q2 2001”), April 1, 2001 (“Q1 2001”), October 1, 2000 (“Q3 2000”), July 2, 2000 (“Q2 2000”) and April 2, 2000 (“Q1 2000”) all included thirteen weeks. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Acquisitions Using Purchase Accounting

Acquisition of In-System Design, Inc.

On September 14, 2001, Cypress acquired 100% of the outstanding common and preferred stock of In-System Design, Inc. (“ISD”), a system-on-chip design company specializing in personal communications solutions. ISD will be part of the Non-memory business segment and the Computation and Other market segment. The immediate benefit to Cypress relates to ISD’s 300A product, a USB 2.0 to ATA/ATAPI bridge device that enables PC’s and other information appliances to connect to external mass storage devices including hard disk drives, CD-ROMs, CD-RWs DVD-Rams, and ZIP drives. The acquisition will also bring a veteran development team with an average eight years of experience to Cypress. The ISD team has a wide range of engineering competencies, including system-on-a-chip (“SoC”) expertise, software design, board-level design, test and validation, that are expected to accelerate Cypress’s current and future development projects. The acquisition was accounted for using the purchase method of accounting per Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of September 14, 2001, the effective date of the purchase. The results of operations are included in Cypress’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ISD.

Cypress acquired ISD for total consideration of $43.0 million, including $36.7 in cash, options for 0.3 million shares of Cypress common stock valued at $5.4 million and direct acquisition costs of $0.9 million for legal, appraisal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(In thousands)

Current assets	$4,554
Property, plant and equipment, net	632
Deferred tax asset	5,378
Goodwill	19,922
Current technology	17,200
Non-compete agreements	12,350
Trademarks	2,400
Customer purchase orders	450

Total assets acquired	62,886
Current liabilities	(9,445)
Deferred tax liabilities	(12,960)

Total liabilities assumed	(22,405)
Deferred stock compensation (See note 7)	1,679

Net assets acquired	42,160
In-process research and development	800

Total consideration	$42,960

The amounts allocated to current technology, non-compete and customer purchase orders and trademarks have weighted average useful lives of 4 years, 3 years, 1 year and 4 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $19.9 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS No. 142, will not be amortized.

The agreement with ISD includes provisions for contingent cash payments of up to $27.5 million through September 2004 based on USB product revenues achieving specific targets in future periods. These cash payments are also contingent upon the payees remaining employed by Cypress. The agreement with ISD provides for additional contingent cash payments of up to $12.0 million through September 2004 based on continued employment with Cypress. All of these contingent payments will be accounted for as compensation for services and expensed in the appropriate periods.

Acquisition of Lara Networks, Inc.

On July 3, 2001, Cypress acquired 100% of the outstanding common and preferred stock of Lara Networks, Inc. (“Lara”), a provider of high-performance, silicon-based packet processing solutions for WAN infrastructure equipment. Lara will be part of the Non-Memory business segment and the Wide Area Network / Storage Area Network market segment. Lara fits strategically and leverages Cypress’s core competencies in data communications and specialty memories. Lara was acquired to expand Cypress’s portfolio of solutions across the linecard. Lara’s products will enable Cypress to address the core functionality of packet processing. The acquisition was accounted for using the purchase method of accounting per SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of July 3, 2001, the effective date of the purchase. The results of operations are included in Cypress’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and Lara.

Cypress acquired Lara for total consideration of $200.1 million, including $185.3 in cash, options for 0.4 million shares of Cypress common stock valued at $8.1 million and direct acquisition costs of $6.7 million for underwriting, legal, valuation, accounting and regulatory fees. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Current assets	$11,234
Property, plant and equipment, net	4,789
Deferred tax asset	17,016
Other assets	1,222
Goodwill	158,322
Current technology	14,850
Trademarks	2,250
Non-compete agreements	1,550
Customer purchase orders	150

Total assets acquired	211,383
Current liabilities	(13,969)
Deferred tax liabilities	(7,520)

Total liabilities assumed	(21,489)
Deferred stock compensation (See note 7)	5,662

Net assets acquired	195,556
In-process research and development	4,550

Total consideration	$200,106

The amounts allocated to current technology, trademarks, non-compete and customer purchase orders have weighted average useful lives of 5 years, 5 year, 3 years and 0.5 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $158.3 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS No. 142, will not be amortized.

The agreement with Lara includes provisions for contingent cash payments of up to $80.0 million through December 2002 based on certain Lara products achieving specific revenue targets in future periods. As such, this contingency will be accounted for as contingent consideration and recorded at its fair market value as an increase in the purchase price if paid. As of September 30, 2001, no such payments have been made.

The agreement with Lara further provides for contingent cash payments of up to $3.9 million to certain Lara employees through December 2004 based on certain conditions including continued employment with Cypress. As such, this contingency will be accounted for as compensation for services and expensed over the service period.

Acquisition of ScanLogic Corporation

On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation (“ScanLogic”), a provider of USB controllers for embedded and PC applications. The acquisition was accounted for using the purchase method of accounting per Accounting Principles Board (“APB”) Opinion No. 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of May 29, 2001, the effective date of the purchase. The results of operations are included in Cypress’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ScanLogic.

Cypress acquired ScanLogic for total consideration of $30.1 million, including $15.6 in cash, options for 0.5 million shares of Cypress common stock valued at $11.7 million, notes payable to shareholders of $1.9 million and direct acquisition costs of $0.9 million for legal and accounting fees and broker commissions. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets and liabilities	$(1,446)
In-process research and development	1,450
Current technology	11,950
Assembled workforce and non-compete agreements	1,400
Deferred stock compensation (See note 7)	7,330
Excess of purchase price over identifiable net assets acquired	9,419

Total	$30,103

Page 9

The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to four years.

Acquisition of HiBand Semiconductors, Inc.

On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. (“HiBand”). HiBand is a provider of mixed-signal integrated circuits for high-speed communications markets. The acquisition was accounted for using the purchase method of accounting per APB Opinion No. 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of March 27, 2001, the effective date of the purchase. Other than the charge for in-process research and development, HiBand’s results of operations from the date of purchase to the end of the fiscal quarter were not significant because the acquisition was completed during the last week of the fiscal quarter and are therefore not included in Cypress’s condensed consolidated results of operations for the quarter ended April 1, 2001. There were no significant differences between the accounting policies of Cypress and HiBand.

Cypress acquired HiBand for total consideration of $34.0 million, including 1.4 million shares of Cypress common stock valued at $28.2 million, options for 0.2 million shares of Cypress common stock valued at $4.0 million, an existing $1.3 million cash advance and direct acquisition costs of $0.5 million for legal and accounting fees. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets and liabilities	$(181)
In-process research and development	6,450
Current technology	2,800
Assembled workforce and non-compete agreements	2,650
Deferred tax liability	(2,180)
Deferred stock compensation (See note 7)	1,793
Excess of purchase price over identifiable net assets acquired	22,634

Total	$33,966

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

Acquisition of International Microcircuits, Inc.

On February 23, 2001, Cypress completed its acquisition of International Microcircuits Inc. (“IMI”), a company specializing in timing technology integrated circuits. IMI’s product portfolio includes programmable clocks, clock distribution products, electromagnetic interference suppression devices, and application-specific products. The acquisition was accounted for using the purchase method of accounting per APB Opinion No. 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of February 23, 2001, the effective date of the purchase. The results of operations are included in Cypress’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and IMI.

Cypress acquired IMI for total consideration of $150.3 million, including $111.2 million in cash, options for 1.3 million shares of Cypress common stock valued at $32.8 million, notes payable to shareholders of $3.3 million, and direct acquisition costs of $3.0 million for investment banking, legal and accounting fees. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets	$14,847
Fair value of liabilities assumed	(11,517)
In-process research and development	4,850
Current technology	14,700
Assembled workforce and non-compete agreements	7,450
Other intangibles	7,550
Deferred tax liability	(11,880)
Deferred stock compensation (See note 7)	19,087
Excess of purchase price over identifiable net assets acquired	105,179

Total	$150,266

The amounts allocated to current technology, assembled workforce, other intangibles and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to five years.

Valuation Methodology - IMI, HiBand, ScanLogic, Lara and ISD

The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 27% for IMI, 30% for HiBand, 25% for ScanLogic, 30% for Lara and 29% for ISD. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara and 10% to 70% for ISD. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of September 30, 2001, the actual development timelines and costs are in line with management’s estimates.

The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flows using discount rates ranging from 20% to 27%. Cypress believes these rates were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

The value of non-compete agreements was based on the estimated loss of cash flow that would be suffered due to a loss of members of the workforce to a competitor in the absence of the non-compete agreements. The value of the assembled workforce was based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

Other intangibles include the value of an existing customer base, existing customer orders, existing trademarks and a facilities lease with below market rental rates. These intangible assets were valued using discount rates ranging from 15.0% to 28.5%.

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

Pro Forma Financial Information

Summarized below are the unaudited pro forma results of Cypress as though IMI, HiBand, ScanLogic, Lara and ISD had been acquired at the beginning of the periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring. The pro forma results do not include goodwill amortization for the Lara and ISD acquisitions.

	Three months ended		Nine months ended

(In thousands, except per share amounts)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Total revenue	$183,563	$387,746	$651,535	$1,000,239
Net income (loss)	$(369,515)	$36,094	$(437,744)	$103,478

Net income (loss) per share:
Basic	$(2.98)	$0.29	$(3.48)	$0.86
Diluted	$(2.98)	$0.26	$(3.48)	$0.77

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

Acquisition Costs

Acquisition costs in Q3 2001 consisted of amortization of intangibles related to acquisitions, as well as in-process research and development charges related to the acquisitions of Lara and ISD. However, in accordance with SFAS No. 141, goodwill recognized in the Lara and ISD acquisitions is not being amortized.

Note 3– Restructuring Costs

On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce, and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which Cypress operates. The effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of 2001, Cypress recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

The following table summarizes the restructuring reserve and charges for the quarter ended September 30, 2001.

(In thousands)	Provision	Non-Cash Charges	Cash Charges	Reserves and Write-Downs @ 9/30/2001

Property, plant and equipment	$113,350	$5,145	$380	$107,825
Leased facilities	4,079	—	53	4,026
Personnel	14,684	8,970	3,836	1,878

Total	$132,113	$14,115	$4,269	$113,729

The following paragraphs describe in more detail the components of the restructuring charges.

Property, Plant and Equipment

Restructuring costs related to property, plant and equipment amounted to $113.4 million. In sizing the Company to meet future demand, Cypress has taken out of service and is holding for sale manufacturing assets with a net book value of $122.1 million. The charge represents the difference between the net book value of the assets less the estimated amount to be realized upon sale of the equipment, net of the estimated cost to dispose of the equipment. This amount has been recorded as a reduction in the carrying amount of the assets. The restructuring affects Cypress’s facilities in Minnesota, Texas, California and the Philippines. Property, plant and equipment sales and/or dispositions are expected to be completed within one year. In each case, the asset was removed from service prior to September 30, 2001.

Leased Facilities

For the three and nine month periods ended September 30, 2001, Cypress incurred a $4.1 million restructuring charge for three excess leased facilities. The costs to terminate or sublease these facilities are estimated to be approximately $4.1 million, which is included in other current liabilities. This estimate is based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or, if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Costs will be incurred over the remaining terms of the leases, the longest of which is three years.

Personnel

Cypress implemented a reduction in force that affected employees at all significant locations. Under the restructuring plan Cypress announced in July 2001 that it would terminate the employment of several hundred persons. Those individuals were notified in July that their employment would cease on September 30, 2001. Cypress has terminated the employment of 714 persons, which was approximately 15% of the workforce, of whom 694 employees had left Cypress as of September 30. The remainder will be leaving during the next six months after the completion of certain projects in which they are involved.

Personnel costs related to the reduction in force amounted to $14.7 million. Severance and related employee benefit costs amounted to $5.8 million. For those persons whose employment ended on September 30, 2001, severance costs were paid at that time. For persons leaving subsequent to September 30, 2001, severance costs will be paid at the time of their separation. In addition, effective August 14, 2001, the Cypress Board of Directors extended for those terminated employees the option exercise period from one month to twelve months after termination. Cypress recorded non-cash stock compensation expense of $8.9 million for this modification during the quarter ended September 30, 2001.

Note 4 – Provisions for Inventory and Other Charges

Provision for Inventory

Cypress recorded a provision of $93.1 million during the quarter ended September 30, 2001 for excess inventory and related purchase commitments, which Cypress does not expect to sell. The excess was a result of the continuing decline in revenue, greater uncertainty with respect to the timing of the recovery, which now appears later than previously anticipated and the slower rate of expected recovery.

Impairment of Intangibles and Long-lived Asset Review

During the third quarter of 2001, Cypress reviewed the carrying values and remaining useful lives of its long-lived assets, particularly the intangible assets acquired in recent years. Based on this review, the remaining useful lives on certain intangible assets were reduced and an impairment loss of $65.9 million related to the Silicon Light Machines (“SLM”) subsidiary was recorded during Q3 2001.

During 2001, the optical market in which SLM participates experienced a severe economic downturn. Reduced demand for SLM’s products places increased risk on the future revenue streams anticipated from the existing display and monitor technology. For these reasons Cypress then reviewed SLM’s long-lived assets for impairment and recognized an impairment loss totaling $65.9 million, the amount by which the carrying value of the acquired existing technology and a pro-rata portion of the related goodwill exceeded the present value of the estimated future cash flows of the existing technology of SLM. Goodwill was impaired $29.1 million, and existing technology was impaired $36.8 milion. This impairment loss is reported on the condensed consolidated statements of operations under the caption acquisition and other non-recurring costs, net.

The remaining useful lives on intangible assets were reviewed in light of current product offerings, discounted projected revenue streams, competitive environments and other business factors. Based on this review, the acquired intangibles and other long-lived assets continue to be fairly stated; however, the remaining useful lives of several assets were reduced. The useful life of assembled workforce acquired with RadioCom was reduced by two years to four years. The useful lives of the existing technology and goodwill acquired with RadioCom were reduced by four years to six years. The useful life of the assembled workforce acquired with Arcus was reduced by three years to three years. The useful lives of existing technology and goodwill acquired with Arcus were reduced by five years to five years.

Other Long-term Investments, Property, Plant and Equipment and Certain Settlements

Other one-time charges of $20.7 million included in the Q3 2001 results were related to the write-down of investments and property, plant and equipment and the settlement of two disputes.

Cypress took a one-time charge to reduce the carrying value of two long-term investments including startup, development stage and technology companies to their estimated net realizable values. These two investments were reduced by $1.5 million and $7.4 million to $1.5 million and $4.2 million, respectively. The charge of $8.9 million is reported on the condensed consolidated statements of operations in other income and (expense), net.

Property, plant and equipment with a net book value of $5.6 million were also written off to operating expenses as one-time charges as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

During the third quarter, Cypress recorded charges of $8.7 million on the resolution of two disputes including an agreement in principle to settle a patent infringement suit for $8.0 million, of which $5.5 million pertained to prior periods and has been included in on the condensed consolidated statements of operations with research and development costs. The remainder relates to future product shipments and has been recorded as a prepaid asset and will be expensed over the next three years. (See Note 13 for additional information.)

Note 5– Balance Sheet Components

Cash and Investments

(In thousands)	September 30, 2001	December 31, 2000

Cash and cash equivalents	$102,442	$551,025
Short-term investments	119,568	333,576
Long-term investments	177,093	211,444
Restricted investments	67,931	60,698

Total	$467,034	$1,156,743

Long-term investments are comprised of available for sale debt securities maturing in greater than twelve months and long-term investments in start-up, development stage and technology companies. Restricted investments represents restricted cash held as deposits for facilities leases.

Inventories

(In thousands)	September 30, 2001	December 31, 2000

Raw materials	$9,567	$11,387
Work-in-process	46,195	63,200
Finished goods	19,651	30,348

Total	$75,413	$104,935

Other Current Assets

(In thousands)	September 30, 2001	December 31, 2000

Employee loan program, net	$80,920	$—
Deferred tax assets, current	71,003	61,770
Prepaid expenses	24,999	25,531
Other receivables	13,515	12,424

Total	$190,437	$99,725

Other Assets

(In thousands)	September 30, 2001	December 31, 2000

Restricted investments	$67,931	$60,698
Long-term investments	177,093	211,444
Goodwill, net	320,888	66,857
Other intangible assets, net	184,867	147,780
Other	46,215	20,714

Total	$796,994	$507,493

Other Current Liabilities

(In thousands)	September 30, 2001	December 31, 2000

Accrued liabilities	$60,851	$39,373
Customer advances	32,519	20,159
Restructuring accruals	12,413	—
Other	5,652	576

Total	$111,435	$60,108

Page 15

Note 6 – Earnings Per Share Calculation

Following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computations for the periods presented below:

Three-month periods ended September 30, 2001 and October 1, 2000

(In thousands, except per share amounts)	September 30, 2001			October 1, 2000

	(Loss)	Shares	Per Share	Income	Shares	Per Share

Basic EPS:
Net income (loss)	$(362,309)	124,107	$(2.92)	$62,049	121,139	$0.51
Effects of dilutive securities:
6% Convertible notes	—	—		1,464	6,772
4% Convertible notes	—	—		1,747	6,119
3.75% Convertible notes	—	—		1,589	4,597
7% Convertible notes	—	—		—	8
Options and warrants	—	—		—	9,839

Diluted EPS:
Net income (loss)	$(362,309)	124,107	$(2.92)	$66,849	148,474	$0.45

Nine-month periods ended September 30, 2001 and October 1, 2000

(In thousands, except per share amounts)	September 30, 2001			October 1, 2000

	(Loss)	Shares	Per Share	Income	Shares	Per Share

Basic EPS:
Net income (loss)	$(369,708)	125,347	$(2.95)	$179,718	118,389	$1.52
Effects of dilutive securities:
6% Convertible notes	—	—		4,800	6,772
4% Convertible notes	—	—		5,122	5,626
3.75% Convertible notes	—	—		1,717	1,650
7% Convertible notes	—	—		5	21
Options and warrants	—	—		—	10,654

Diluted EPS:
Net income (loss)	$(369,708)	125,347	$(2.95)	$191,362	143,112	$1.34

At September 30, 2001 and October 1, 2000, stock options to acquire 18,745,000 and 23,590,000 shares, respectively were outstanding. Of the options outstanding at September 30, 2001 and October 1, 2000, 9,357,000 and 1,001,000 shares, on a weighted average basis, were excluded from the computation of diluted EPS because their effect was anti-dilutive. Convertible debentures outstanding at September 30, 2001 which were convertible to 10,715,000 shares of common stock were also excluded from diluted EPS in the three and nine-month periods ended September 30, 2001, because their effect was anti-dilutive.

Note 7 – Equity and Debt Transactions

During Q2 2001, Cypress entered into a series of private placement equity options (issuable for Cypress common stock) through private placements in the amount of $50.0 million. The options require physical settlement and expire in October and November 2001. Upon expiration of the options, Cypress will have its capital returned with a premium or receive a specified number of shares of Cypress common stock, depending on the price of Cypress’s common stock on the expiration date. The transaction is recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet.

In 2000 and 2001, the Board of Directors of Cypress authorized the repurchase of 15.0 million shares of Cypress’s outstanding common stock plus 2.5 million in Cypress private placement equity options. During the first nine months of fiscal 2001, Cypress repurchased 9.5 million shares at an average cost of $19.98 per share, bringing the total repurchases through September 30, 2001 to 15.8 million shares at an average cost of $21.14 per share. In the first nine months of fiscal 2001, Cypress sold put warrants through private placements for which the Company received premiums of $10.1 million, bringing the total premiums received under the program to $16.4 million. As of September 30, 2001, Cypress had a maximum potential obligation to purchase 0.5 million shares of its common stock at an aggregate price of $7.9 million. The puts have various expiration periods from October 2001 through November 2001. Cypress has the right to settle the put warrants with cash or settle with shares of Cypress’s common stock. No amount was classified out of stockholders’ equity in the accompanying condensed consolidated balance sheet.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the SEC. Under this shelf registration, which was declared effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. As of September 30, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

During the three and nine-month periods ended September 30, 2001, Cypress recorded provisions for deferred compensation of $7.4 million and $35.6 million, respectively, for the difference between the grant or issuance price and the fair value of Cypress’s common stock for Cypress common stock options issued in conjunction with acquisitions. In addition, Cypress recorded deferred compensation of $34.6 million during the three and nine-month periods ended September 30, 2001 for options granted to employees with exercise prices less than fair value. These amounts are being amortized in accordance with FASB Interpretation 28 over the vesting period of the individual stock options. Amortization of deferred compensation totaled $10.4 million and $21.1 million during the three and nine-month periods ended September 30, 2001, respectively.

Note 8 – Derivative Financial Instruments

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

On January 1, 2001, Cypress adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivatives be recorded at fair value. The adoption of SFAS No. 133 did not have a material effect on Cypress’s financial condition or results of operations.

Under SFAS No. 133, Cypress accounts for its hedges of forecasted purchases of equipment and revenue backlog as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders’ equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions are recorded, and are not material at September 30, 2001. As of September 30, 2001, such forward contracts had an aggregate notional value of $21.9 million.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of September 30, 2001, Cypress held forward contracts with an aggregate notional value of $29.8 million to hedge the risks associated with foreign currency denominated assets and liabilities.

Note 9 – Comprehensive Income

The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended;

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Net income (loss)	$(362,309)	$62,049	$(369,708)	$179,718
Other comprehensive income
Change in net unrealized gains on
investments, net of tax of $2,419	3,629	—	3,629	—

Total	$(358,680)	$62,049	$(366,079)	$179,718

Accumulated other comprehensive income is included in Additional Paid in Capital in the condensed consolidated financial statements.

Note 10 – Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (“Plan”). The Plan allows for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers of Cypress, may participate in the Plan. Each loan will be evidenced by a full recourse promissory note executed by the employee in favor of Cypress and will be secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds of the loan, the proceeds of the sale must first be used to repay the principal and interest on the loan before being received by the employee. The loans bear interest at a rate at least equal to the applicable federal rate under Section 1274 of the Internal Revenue Code for long-term loans, compounded annually. Because the loans bear an interest rate below the market rate, Cypress is recording additional compensation expense. In addition Cypress is recording interest income on the outstanding loan balances. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of September 30, 2001 loans outstanding under the Plan were $81.7 million and are classified on the condensed consolidated balance sheet as other current assets.

Note 11 — Segment Reporting

Historically, Cypress has disclosed two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes static Random Access Memories (“RAMs”) and is characterized by high unit sales volume and generally subject to greater pricing pressures. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and interface products.

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

Market Segment Net Revenues

	Three months ended		Nine months ended;

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Wide area networks / storage area networks	$57,500	$142,604	$279,693	$375,569
Wireless terminals / wireless infrastructure	$61,146	$135,607	$189,457	$334,083
Computation and other	$61,638	$74,476	$158,943	$208,110

Total consolidated revenues	$180,284	$352,687	$628,093	$917,762

Market Segment Income (Loss) Before Income Taxes

	Three months ended		Nine months ended;

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Wide area networks / storage area networks	$(61,397)	$49,088	$(58,398)	$115,057
Wireless terminals / wireless infrastructure	(45,423)	49,215	(25,580)	103,391
Computation and other	(40,074)	18,297	(47,202)	45,984
Restructuring costs (credits)	(132,113)	—	(132,113)	485
Acquisition and other non-recurring costs, net	(91,566)	(35,557)	(134,157)	(47,358)
Interest income	10,504	17,704	40,720	40,416
Interest expense	(5,653)	(7,953)	(16,881)	(18,020)
Other income and (expense), net	(9,362)	(717)	(9,507)	3,288

Income before income taxes	$(375,084)	$90,077	$(383,118)	$243,243

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users but the product is used specifically for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (Fab 2), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as our OC-48 SERDES device for optical communications systems.

The tables below set forth information about the reportable business segments for the three and nine months ended September 30, 2001 and October 1, 2000. Cypress does not allocate interest income and expense, income taxes or non-recurring items to segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three months ended		Nine months ended;

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Memory	$65,426	$173,375	$276,578	$437,372
Non-memory	114,858	179,312	351,515	480,390

Total consolidated revenues	$180,284	$352,687	$628,093	$917,762

Business Segment Income (Loss) Before Income Taxes

	Three months ended		Nine months ended;

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Memory	$(83,614)	$56,857	$(59,424)	$112,226
Non-memory	(63,280)	59,743	(71,756)	152,206
Restructuring costs (credits)	(132,113)	—	(132,113)	485
Acquisition and other non-recurring costs, net	(91,566)	(35,557)	(134,157)	(47,358)
Interest income	10,504	17,704	40,720	40,416
Interest expense	(5,653)	(7,953)	(16,881)	(18,020)
Other income and (expense), net	(9,362)	(717)	(9,507)	3,288

Income (loss) before income taxes	$(375,084)	$90,077	$(383,118)	$243,243

Note 12 – Tax

Cypress’s effective tax rates for Q3 2001 and Q3 2000 were 3.4% and 31.1%, respectively, resulting in an income tax benefit of $12.8 million and income tax expense of $28.0 million, respectively. The change in the effective rate in Q3 2001 can be attributed to a valuation allowance in the amount of $43.0 million recorded against our net deferred tax asset during the quarter ended September 30, 2001. Based on our revised projections for future periods, Cypress believes that it is more likely than not that the net deferred tax asset will not be realized. Cypress’s effective rate generally varies from the U.S. statutory rate primarily due to earnings of foreign subsidiaries taxed at lower rates, tax credits and non-deductible charges associated with acquisitions.

Note 13 – Legal Matters

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

Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In July 2001, we filed a complaint in the United States International Trade Commission (“ITC”) against Integrated Circuit Systems, Inc. (“ICS”) and Pericom Semiconductor Corp. (“Pericom”) for infringement of an U.S. patent. The ITC subsequently instituted an investigation based upon Cypress’s complaint. Also in July 2001, we filed a complaint in the United States District Court for the Eastern District of Texas, Sherman Division, against Pericom for infringement of the same U.S. patent asserted in the ITC action. In September 2001, we amended our complaint in the Texas action against Pericom to add claims for copyright infringement. We will vigorously pursue and/or protect our rights in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay expenses, which could (but are not expected to) have a material adverse effect on our financial position, results of operations and cash flows.

In March 2001, Cypress filed a complaint in the United States District Court for the District of Delaware against ICS for infringement of three U.S. patents. In April 2001, ICS filed a complaint in the United States District Court for the Northern District of California against Cypress. We have investigated the allegations in ICS’ complaint and find them completely without merit. Cypress will vigorously pursue and/or protect its rights in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay expenses, which could (but is not expected to) have a material adverse effect on our financial position, results of operations, and cash flows.

On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court of California against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages. In February 2001, the Momentum complaint was dismissed. In April 2001, Momentum refiled its complaint. We have reviewed and are investigating the allegations in the complaint. Based on the information available at this time, we believe that the suit is without merit. We will continue to defend ourselves vigorously in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position, results of operations and cash flows.

On October 3, 2000, U.S. Philips Corp. filed a complaint in the United States District Court for the Southern District of New York against Cypress and five co-defendants for infringement of an U.S. patent. In March 2001, we filed a complaint in the United States District Court for the District of Delaware against Philips Semiconductors, Inc., for infringement of four U.S. patents. The parties have agreed in principle on a resolution of the disputes. (See Note 4 for additional information).

On June 12, 2000, Cypress filed a complaint in the Superior Court of California, against Altera Corporation (“Altera”) for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s alleged interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. In February 2001, we amended our complaint to add a cause of action based on fraud. We believe that we will ultimately prevail in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay legal fees and other expenses that are not expected to have a material adverse effect on Cypress’s financial position, results of operations and cash flows.

During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against Cypress in the United States District Court for the District of Delaware, claiming that Cypress infringed on patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in favor of us finding that we infringed neither patent and that each asserted claim was invalid due to prior art and physical impossibility (i.e. the patents require a step that is physically impossible to perform). EMI’s Motion for Judgment Notwithstanding the Verdict was denied in part and granted in part, leaving the verdicts on noninfringement and invalidity due to physical impossibility intact, but reversing the prior art invalidity verdicts. EMI filed an appeal, and the Court of Appeals for the Federal Circuit (“CAFC”) recently ruled in our favor, upholding the noninfringement and invalidity due to physical impossibility verdicts and reversing the District Court on the prior art invalidity verdicts, thereby reinstating the jury’s finding that the patents are invalid in view of the prior art. We therefore believe that our defenses are meritorious, and we intend to defend ourselves vigorously. However, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and /or a foundation controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson attorneys sued us and eighty-seven other companies in United States District Court for District of Arizona for infringement of sixteen patents. In May 2000, the Court stayed litigation on fourteen of the sixteen patents in view of concurrent litigation in Nevada on the same fourteen patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. In August 2001, the Lemelson Partnership amended its complaint to add two more patents to the suit. The two new patents are related to one of the two patents that were not stayed in May 2000. We have reviewed and investigated the allegations in the complaints, and we believe that the suit against us is without merit. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position, results of operations and cash flows.

In June 1997, we commenced a declaratory judgment action in the United States District Court for the District of Nevada against the Li Second Family Trust (the “Trust”). In this action, we asked for declaratory relief to the effect that an U.S. patent relating to a part of the process for manufacturing semiconductors is unenforceable, invalid and not infringed by us. The Trust has counter-claimed for patent infringement on the same patent, alleging such patent covers oxide-isolated integrated circuits. In May 1999, in a related case, the United States District Court for the Eastern District of Virginia ruled that the patent is unenforceable due to inequitable conduct by Dr. Li and his attorneys in obtaining the patent. The Trust appealed, and the Virginia court’s ruling was upheld by the United States Court of Appeals for the Federal Circuit in November 2000. We therefore believe that our defenses to the counter-claim are meritorious and we intend to continue to defend ourselves vigorously. While no assurance can be given regarding the final outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

On October 2, 1997, we filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California (“Superior Court”) in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because the court found that none of our officers made any actionable false or misleading statements or omissions. An appeal affirmed the lower court’s finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by our officers. On May 4, 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. We have appealed the decision, and are awaiting the outcome of a hearing before the Court of Appeal of the State of California, Sixth Appellate District, that took place in August 2001. Even though the results of litigation are unpredictable, we believe that this action, regardless of its outcome, will have little, if any, effect on our consolidated financial position, results of operations or cash flows.

Note 14 – Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS No. 142, Cypress will be required to perform a transitional goodwill impairment assessment. SFAS Nos. 141 and 142 are effective for all business combinations completed after June 30, 2001. Cypress will adopt SFAS No. 142 in fiscal 2002. Cypress has not yet determined what impact SFAS No. 142 will have on its results of operations and financial position. However, amortization of goodwill for the three and nine month periods ended September 30, 2001 was $8.9 million and $23.4 million, respectively.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which Cypress will adopt in fiscal 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Cypress does not expect the adoption of SFAS No. 143 to have a significant impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. While SFAS No. 144 carries forward many of the provisions of SFAS No. 121 and APB Opinion No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. Cypress will adopt SFAS No. 144 in fiscal 2002. Cypress has not yet determined what impact SFAS No. 144 will have on its results of operations and financial position.

Note 15 – Subsequent Events

On October 3, 2001 various private placement equity option contracts in Cypress stock matured. Cypress was paid $31.5 million in settlement of these contracts. The transaction will be recorded in stockholder’s equity in the fourth quarter of fiscal 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CYPRESS SEMICONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2001 and October 1, 2000

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

Overview

For the third quarter of fiscal 2001 ended September 30, 2001 (“Q3 2001”), revenues were $180.3 million, down 3% from the second quarter of fiscal 2001 revenue of $185.5 million. This revenue represented a 49% decrease from the third quarter of fiscal 2000 ended October 1, 2000 (“Q3 2000”) revenues of $352.7 million. During Q3 2001, we saw some stabilization of customer inventories along with continued shift by customers to the practice of placing orders for shipment in the same quarter. This practice of “turning” orders reduces our visibility into future sales. There was continued pressure on gross margins from further declines in average selling prices (“ASPs”), under utilization of factories and large inventory reserves. Order cancellations returned to historical average levels during the quarter, and our book to bill ratio was slightly higher than 1. As expected, both the sales and booking changes when compared to the previous quarter were not spread evenly over the segments we serve. The computation segment showed growth during Q3 2001. The wireless segment was up slightly, and networking segment continued to fall, but at a reduced rate. In the fourth quarter of 2001, we anticipate that the computation segment will be flat, wireless up and wireline will be up slightly with an overall growth of 5% in revenue. This forecast is a forward looking statement and actual results can differ materially from those described in the statement. During Q3 2001, we successfully completed a restructuring effort, which included reductions in headcount and the write-down of property, plant and equipment held for sale.

For the nine-month period ending September 30, 2001 revenues were $628.1 million, down 32% from the first nine months of 2000. The decrease in revenues and profits in Q3 2001 was caused by continued inventory reduction efforts by our customers and a fundamental slowdown in demand in the markets we serve. This slowdown has placed pressure on selling prices and created factory under absorption, which impinged on profits.

On September 14, 2001, Cypress completed its acquisition of In-System Design, Inc. (“ISD”), a system-on-chip design company specializing in personal communications solutions. Cypress acquired ISD for total consideration of $43.0 million, including $36.7 in cash, options for 0.3 million shares of Cypress common stock valued at $5.4 million and direct acquisition costs of $0.8 million for legal and accounting fees. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of September 14, 2001, the effective date of the purchase. ISD revenues of $0.9 million were included in Cypress’s condensed consolidated results of operations during Q3 2001. The ISD acquisition reduced net income by $1.5 million during the quarter, due primarily to charges of $0.8 million for in-process research and development, $0.4 million for amortization of intangibles and $0.3 million in non-cash deferred compensation charges, as well as otherwise breakeven net operating results.

On July 3, 2001, Cypress completed its acquisition of Lara Networks, Inc. (“Lara”), a provider of high-performance, silicon-based packet processing solutions for wide area network infrastructure equipment. Cypress acquired Lara for total consideration of $200.1 million, including $185.3 in cash, options for 0.4 million shares of Cypress common stock valued at $8.1 million and direct acquisition costs of $6.7 million for underwriting, legal, valuation, accounting and regulatory fees. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of July 3, 2001, the effective date of the purchase. Lara revenues of $0.9 million were included in Cypress’s condensed consolidated results of operations during Q3 2001. The Lara acquisition reduced net income by $14.0 million during the quarter, due primarily to charges of $4.6 million for in-process research and development, $1.0 million for amortization of intangibles and $4.1 million in non-cash deferred compensation charges, as well as net operating losses of $4.3 million.

On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation (“ScanLogic”), a provider of USB controllers for embedded and PC applications. Cypress acquired ScanLogic for total consideration of $30.1 million, including $15.6 in cash, options for 0.5 million shares of Cypress common stock valued at $11.7 million, notes payable to shareholders of $1.9 million and direct acquisition costs of $0.9 million for legal and accounting fees and broker commissions. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of May 29, 2001, the effective date of the purchase. ScanLogic revenues of $1.4 million were included in Cypress’s condensed consolidated results of operations during the three months ended July 1, 2001 (“Q2 2001”). The ScanLogic acquisition reduced net income by $1.5 million during the quarter, due primarily to charges of $1.5 million for in-process research and development, $0.5 million for amortization of intangibles and goodwill and $0.4 million in non-cash deferred compensation charges, which were offset by net operating results of $0.9 million.

On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. (“HiBand”). HiBand is provider of mixed-signal integrated circuits for high-speed communications markets. Cypress acquired HiBand for total consideration of $34.0 million, including 1.4 million shares of Cypress common stock valued at $28.2 million, options for 0.2 million shares of Cypress common stock valued at $4.0 million, an existing $1.3 million cash advance and direct acquisition costs of $0.5 million for legal and accounting fees. The acquisition was accounted for using the purchase method of accounting. In-process research and development of $6.5 million was included in the results of operations for the three months ended April 1, 2001 (“Q1 2001”). Other than the charge for in-process research and development, HiBand’s results of operations from the date of purchase to the end of the fiscal quarter were not significant because the acquisition was completed during the last week of the first fiscal quarter and are therefore not included in Cypress’s condensed consolidated results of operations for the quarter ended April 1, 2001.

On February 23, 2001, Cypress completed its acquisition of International Microcircuits, Inc. (“IMI”), a company specializing in timing technology integrated circuits for network applications. IMI’s product portfolio includes programmable clocks, electromagnetic interference suppression devices, clock distribution products and application-specific products. IMI has clock products for applications in communications, cable and DSL modems, office automation, digital cameras, DVDs and video games. Cypress acquired IMI for total consideration of $150.3 million, including $111.2 million in cash, options for 1.3 million shares of Cypress common stock valued at $32.8 million, notes payable to shareholders of $3.3 million, and direct acquisition costs of $3.0 million for investment banking, legal and accounting fees. The acquisition was accounted for using the purchase method of accounting. IMI revenues of $5.0 million were included in Cypress’s condensed consolidated results of operations during Q1 2001. The IMI acquisition reduced net income by $8.1 million during the quarter, due primarily to charges of $4.9 million for in-process research and development, $2.6 million for amortization of intangibles and goodwill and $1.4 million in non-cash deferred compensation charges, which were offset by net operating results of $0.8 million.

Results of Operations

Revenues

	Three months ended			Nine months ended

(In thousands)	September 30, 2001	October 1, 2000	% Change	September 30, 2001	October 1, 2000	% Change

Wide area networks / storage area networks	$57,500	$142,604	(59.7)%	$279,693	$375,569	(25.5)%
Wireless terminals / wireless infrastructure	61,146	135,607	(54.9)%	189,457	334,083	(43.3)%
Computation and other	61,638	74,476	(17.2)%	158,943	208,110	(23.6)%

Total consolidated revenues	$180,284	$352,687	(48.9)%	$628,093	$917,762	(31.6)%

Revenues of the wide area network (“WAN”) and storage area network (“SAN”) markets decreased 59.7% when compared to Q3 2000 due to decreased unit demand in the networking end markets. Although average selling prices in Q3 2001 remained stable when compared to Q3 2000, demand in all aspects of the networking market (Transmission, Metro, & Access) showed decreases due to postponed infrastructure investment and excess inventory both at original equipment manufacturers (“OEMs”) and in the after markets. Revenues for the WAN & SAN markets for the nine months ended September 30, 2001 decreased 25.5% when compared to the comparable period in fiscal 2000.

Revenues for the wireless terminal (“WIT”) and wireless infrastructure (“WIN”) divisions decreased 54.9% when compared to Q3 2000 due primarily to decreased unit demand. In Q3 2001, increased handset unit demand caused revenue to increase slightly over the prior quarter despite decreasing prices and a decline in demand for cellular basestation products. Revenues for the WIT & WIN market segments fell 43.3% in the first three quarters of 2001 compared to the first three quarters of 2000. Revenue declined sharply in the first half of the year due to a flattening of end customer demand in the cellular handset market and a concurrent inventory reduction program at key wireless customers

Revenue for computation market segments dropped 17.2% as compared to Q3 2000 and is primarily related to decreased unit demand. In Q3 2001, computation revenue increased 40% over the prior quarter, driven by strong seasonal demand in PC-related clock chips and a significant rebound in USB sales. Revenues for the computation market segments decreased 23.6% in the first three quarters of 2001 compared to the first three quarters of 2000. This decrease has been driven by a reduction in end demand in the personal computer (“PC”) market in the first half of 2001.

Cost of Revenues

Cost as a percent of revenues for Q3 2001 was 115% compared to 42% for Q3 2000. Likewise, for the first nine months of 2001 cost of revenues was 70%, compared to 45% for the first nine months of 2000. The increase in cost of revenues as a percentage of revenues was caused by increased inventory reserves, under-utilization in our factories and continued declines in the average selling price of commodity memory, USB and clock devices.

Average selling prices decreased by 24% when comparing Q3 2001 to Q3 2000 and 32% during the first nine months of 2001 compared to the first nine months of 2000. Additional ASP declines in commodity products of 8%-12% are projected for the last quarter of fiscal 2001. Cypress is continuing its strong emphasis on new product development and improvements in manufacturing technologies and yields, which Cypress expects will reduce manufacturing costs and help offset some of the impact of near term margin declines.

During Q3 2001, Cypress received feedback from our customers that indicated that the downturn in sales would last longer than previously anticipated. Accordingly, we increased inventory reserves during the quarter for inventory that we do not expect to sell. Cost of revenues in Q3 2001 included a charge of $93.1 million for inventory reserves; during the first nine months of 2001 this amount was $132.0 million. Additional charges to cost of revenues to increase inventory reserves may be necessary in the future if demand continues to decline.

Research and Development

	Three months ended		Nine months ended;

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Revenues	$180,284	$352,687	$628,093	$917,762
Research and development	77,496	47,954	196,429	129,089
One-time charges	5,500	—	5,500	—
Non-cash deferred compensation	8,408	998	14,744	1,135
R&D excluding non-cash deferred
compensation and one-time charges	63,588	46,956	176,185	127,954
R&D excluding non-cash deferred
compensation and one-time charges
as percent of revenues	35.3%	13.3%	28.1%	13.9%

Overall, research and development (“R&D”) expenditures for Q3 2001, excluding non-cash deferred compensation and one-time charges, increased $16.6 million or 35% from Q3 2000. Similarly, R&D expenditures excluding non-cash deferred compensation and one-time charges for the nine months ended September 30, 2001 increased $48.2 million or 38% from the nine months ended October 1, 2000. The increases in expenditures in both the three and nine-month periods ended September 30, 2001, are primarily related to spending in our New Product and Technology Development divisions and was caused by increased headcount from our acquired companies and capital spending. Growth in the R&D area was primarily due to our focus on the WAN/SAN market segment, which is at the core of data-communications technology. In addition to our numerous memory product offerings, we have delivered products in the Physical Layer space, both Port and Back-plane. We have increased our thrust into the networking arena through our R&D efforts in Packet over SONET framer (“POSIC”), Programmable Serial Interfaces (“PSI”) and optoelectronics. This increase in spending in fiscal 2001 contributed to the decline in profitability in the WAN/SAN market segment as well as the Non-memory business segment.

During the third quarter, Cypress agreed in principle to settle a patent infringement suit for $8.0 million, of which $5.5 million pertained to prior periods and has been included on the condensed consolidated statements of operations in research and development costs. The remainder relates to future product shipments and has been accrued and will be expensed over the next three years. (See Note 13 for additional information.)

Selling, General and Administrative

	Three months ended		Nine months ended;

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Revenues	$180,284	$352,687	$628,093	$917,762
Selling, general and administrative	41,571	40,350	125,507	110,489
Non-cash deferred compensation	2,990	733	8,152	906
SG&A excluding non-cash deferred
compensation	38,581	39,617	117,355	109,583
SG&A excluding non-cash deferred compensation
as percent of revenues	21.4%	11.2%	18.7%	11.9%

Selling, general and administrative (“SG&A”) expenses for Q3 2001 were $41.6 million, compared to $40.4 million for Q3 2000, an increase of $1.2 million. Excluding non-cash deferred compensation charges, SG&A expenses for Q3 2001 were $38.6 million compared to $39.6 million for Q3 2000, a decrease of $1.0 million. The decrease in SG&A spending excluding non-cash deferred compensation is primarily due to decreased sales commission expenses.

For the nine months ended September 30, 2001 compared to the first nine months of fiscal 2000, SG&A expenses increased $15.0 million; however, excluding non-cash deferred compensation charges SG&A expenses increased $7.8 million. The increases in SG&A expenses from the nine-month period ended October 1, 2000 to the comparable period in fiscal 2001 are primarily due to increased sales and marketing headcount from our acquisitions during the year to date period, non-cash deferred compensation charges and several major customer support initiatives, including expanded e-business capabilities and improvements to the web infrastructure and site. Expenses for legal and professional services related to patent infringement litigation, patent filing and tax services have also contributed to an increase in administrative costs in the periods under comparison. Offsetting these increases were lower sales commission expenses.

Restructuring Costs

On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce, and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which we operate. The effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of 2001, we recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel. We expect to recognize a benefit of up to $12.0 million per quarter from lower depreciation and payroll costs. However, the net benefit to the Statement of Operations will be much less since we are operating the company at lower output rates and not building inventory that would have otherwise improved the operating results through greater absorption of costs.

The following table summarizes the restructuring reserve and charges for the quarter ended September 30, 2001.

(In thousands)	Provision	Non-Cash Charges	Cash Charges	Reserves and Write-Downs @ 9/30/2001

Property, plant and equipment	$113,350	$5,145	$380	$107,825
Leased facilities	4,079	—	53	4,026
Personnel	14,684	8,970	3,836	1,878

Total	$132,113	$14,115	$4,269	$113,729

The following paragraphs describe in more detail the components of the restructuring charges.

Restructuring costs related to property, plant and equipment amounted to $113.4 million. In sizing the Company to meet future demand, we have taken out of service and are holding for sale manufacturing assets with a net book value of $122.1 million. The charge represents the difference between the net book value of the assets less the estimated amount to be realized upon sale of the equipment, net of the estimated cost to dispose of the equipment. This amount has been recorded as a reduction in the carrying amount of the assets. The restructuring affects our facilities in Minnesota, Texas, California and the Philippines. Property, plant and equipment sales and/or dispositions are expected to be completed within one year. In each case, the asset was removed from service prior to September 30, 2001.

For the three and nine month periods ended September 30, 2001, Cypress incurred a $4.1 million restructuring charge for three excess leased facilities. The costs to terminate or sublease these facilities are estimated to be approximately $4.1 million, which is included in other current liabilities. This estimate is based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Costs will be incurred over the remaining terms of the leases, the longest of which is three years.

Cypress implemented a reduction in force that affected employees at all significant locations. Under the restructuring plan Cypress announced in July 2001 that it would terminate the employment of several hundred persons. Those individuals were notified in July that their employment would cease on September 30, 2001. We have terminated the employment of 714 persons, of whom 694 employees had left Cypress as of September 30. The remainder will be leaving during the next six months after the completion of certain projects in which they are involved.

Personnel costs related to the reduction in force amounted to $14.7 million. Severance and related employee benefit costs amounted to $5.8 million. For those persons whose employment ended on September 30, 2001, severance costs were paid at that time. For persons leaving subsequent to September 30, 2001, severance costs will be paid at the time of their separation. In addition, effective August 14, 2001, the Cypress Board of Directors extended for those terminated employees the option exercise period from one month to twelve months after termination. We recorded non-cash stock compensation expense of $8.9 million for this modification during the quarter ended September 30, 2001.

Acquisition and Other Non-Recurring Costs, net

	Three months ended		Nine months ended

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Amortization of intangibles	$19,656	$5,157	$49,497	$12,969
In-process research and development	5,350	30,400	18,100	32,425
Other non-recurring costs	66,560	—	66,560	1,964

Total acquisition and other non-recurring costs, net	$91,566	$35,557	$134,157	$47,358

Acquisition costs in Q3 2001 consisted of in-process research and development from the Lara and ISD acquisitions and amortization of intangibles related to current and prior acquisitions. The increase in amortization for the three and nine-month periods ending September 30, 2001 when compared to the comparable periods ended October 1, 2000 relates primarily to the acquisitions of Silicon Light Machines, IMI, HiBand, ScanLogic, Lara and ISD which were completed since Q2 2000.

In-process research and development charges during fiscal 2001 relate to the acquisitions of Lara and ISD, which were completed during Q3 2001 and IMI, HiBand and ScanLogic, which were completed during Q1 and Q2 2001. The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 27% for IMI, 30% for HiBand, 25% for ScanLogic, 30% for Lara and 29% for ISD. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara and 10% to 70% for ISD. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of September 30, 2001, the actual development timelines and costs are in line with management’s estimates.

Non-recurring charges recorded during Q3 2001 relate primarily to an impairment loss of $65.9 million. Based on a review of the intangibles related to our acquisitions and other long-lived assets, we recognized an impairment loss of $65.9 million, the amount by which the carrying value of the acquired existing technology and pro-rata portion of the related goodwill exceeded the present value of the estimated future cash flows of the existing technology of SLM, a part of the Non-memory business segment. During 2001, the optical market in which SLM participates has experienced a severe economic downturn. Reduced demand for SLM’s products places increased risk on the future revenue streams anticipated from the existing display and monitor technology.

Interest Income, Interest Expense and Other Income & (Expense), net

	Three months ended		Nine months ended

(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Interest income	$10,504	$17,704	$40,720	$40,416
Interest expense	(5,653)	(7,953)	(16,881)	(18,020)
Other income and (expense), net	(9,362)	(717)	(9,507)	3,288

Total interest income, interest expense and other income
and (expense), net	$(4,511)	$9,034	$14,332	$25,684

Interest income was $10.5 million in Q3 2001 compared to $17.7 million in Q3 2000. This decrease of $7.2 million in interest income is primarily due to lower average cash and investment balances.

The increase in interest income of $0.3 million from the nine months ended October 1, 2000 to the comparable period in fiscal 2001 is primarily due to higher investment yields during fiscal 2001, offset by lower average cash and investments balances in 2001 than in 2000.

Interest expense decreased by $2.3 million when comparing Q3 2001 to Q3 2000. This decrease is primarily due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.0% Convertible Subordinated Notes, issued in September 1997 and due in 2002.

Interest expense decreased by $1.1 million when comparing the nine months ended September 30, 2001 to the nine months ended October 1, 2000. The decrease in interest expense is primarily associated with a reduction in interest expense due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.0% Convertible Subordinated Notes. This decrease is offset by interest expenses related to the 4.0% Convertible Subordinated Notes, issued in January 2000 and due in 2005, and the 3.75% Convertible Subordinated Notes, issued in June 2000 and due in 2005.

Other income and (expense), net includes foreign exchange gains and losses and other operating items. During Q3 2001, Cypress took a one-time charge to reduce the carrying value of two long-term investments to their net realizable values. The investments in these startup, development stage and technology companies were reduced by $1.5 million and $7.4 million to $1.5 million and $4.2 million, respectively. Reflected in the Q2 2001 results is a $1.6 million benefit following the resolution of a dispute with a supplier over an equipment purchase. Other income and (expense), net in Q1 2000 included a $5.0 million gain on the sale of the FCT product line.

Taxes

Cypress’s effective tax rates for Q3 2001 and Q3 2000 were 3.4% and 31.1%, respectively, resulting in an income tax benefit of $12.8 million and income tax expense of $28.0 million, respectively. The change in the effective rate in Q3 2001 can be attributed to a valuation allowance in the amount of $43.0 million recorded against our net deferred tax asset during the quarter ended September 30, 2001. Based on our revised projections for future periods, we believe that it was more likely than not that the net deferred tax asset would not be realized. Cypress’s effective rate generally varies from the U.S. statutory rate primarily due to earnings of foreign subsidiaries taxed at lower rates, tax credits and non-deductible charges associated with acquisitions.

Earnings Before Goodwill

Cypress reported basic and diluted earnings (loss) before goodwill (“EBG”) per share of $(0.14) for the three months ended September 30, 2001. EBG refers to earnings excluding goodwill and acquisition costs, restructuring related charges and (credits) and non-recurring items. Goodwill and acquisition costs consist of the amortization of intangibles, non-cash deferred compensation expenses, cash deferred compensation expenses associated with acquisitions, in-process research and development costs, and transaction costs, net of tax. One-time items include inventory charges of $93.1 million in the third quarter of fiscal 2001 only, litigation related charges of $6.2 million, impairment of goodwill and intangibles of $65.9 million, impairment of investments of $8.9 million and property, plant and equipment write-offs of $5.6 million. These types of charges and credits are excluded from the computation of EBG and are collectively referred to as goodwill by Cypress. We have presented EBG as a measure of our operating results, but EBG is not intended to replace operating income or net income as an indicator of operating performance, or to replace cash flow as a measure of liquidity, because EBG is not a recognized concept under generally accepted accounting principles. Also, our calculation of EBG may not be comparable to EBG as calculated by other companies. The tables below reconcile basic and diluted net income (loss) per share to basic and diluted earnings (loss) before goodwill per share, respectively.

Reconciliation of basic net income (loss) per share to basic earnings (loss) before goodwill:

	Three months ended		Nine months ended;

	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Basic net income (loss) per share	$(2.92)	$0.51	$(2.95)	$1.52
Restructuring costs (credits) net of taxes per share	1.05	—	1.04	—
Goodwill & acquisition costs net of taxes per share	0.30	0.31	0.63	0.41
Non-recurring costs (gains) per share	1.43	—	1.41	(0.04)

Basic earnings (loss) before goodwill per share	$(0.14)	$0.82	$0.13	$1.89

Reconciliation of diluted net income (loss) per share to diluted earnings (loss) before goodwill:

	Three months ended		Nine months ended;

	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

Diluted net income (loss) per share	$(2.92)	$0.45	$(2.95)	$1.34
Restructuring costs (credits) net of taxes per share	1.05	—	1.04	—
Goodwill & acquisition costs net of taxes per share	0.30	0.25	0.62	0.35
Non-recurring costs (gains) per share	1.43	—	1.41	(0.04)

Diluted earnings (loss) before goodwill per share	$(0.14)	$0.70	$0.12	$1.65

Liquidity and Capital Resources

(In thousands)	September 30, 2001	December 31, 2000

Cash, cash equivalents and short-tem investments	$222,010	$884,601
Working capital	284,965	983,359
Long-term debt and capital lease obligations	614,496	631,055
Stockholders’ equity	843,999	1,327,668

Cypress’s cash, cash equivalents and short-term investments totaled $222.0 million at the end of Q3 2001, a decrease of $662.6 million from the end of fiscal 2000. Working capital also decreased $698.4 million during the same period. These decreases are attributed primarily to net cash flows used in investing and financing activities.

During the nine months ended September 30, 2001, Cypress generated cash flows from operations of $55.6 million, which represents a decrease of $255.1 million from the $310.7 million generated from operations during the nine months ended October 1, 2000. The decrease in cash flows from operations can be primarily attributed to increases in gross inventory, decreases in accounts payables and lower earnings adjusted for non-cash items such as depreciation, amortization and charges for in-process research and development, which was partially offset by a decrease in accounts receivable.

Net cash flows used in investing activities of $297.7 million for the nine months ended September 30, 2001 related primarily to the use of $345.9 million in cash for the acquisitions of IMI, ScanLogic, Lara and ISD, net of cash acquired and $128.5 million for purchases of property, plant and equipment. Purchases of investments totaled $166.4 million during the nine-month period ended September 30, 2001, while investments, which were sold or matured totaled $420.7 million. Purchases of investments during the nine months ended October 1, 2000 totaled $424.5 million, while investments, which were sold or matured, totaled $105.0 million.

During the nine months ended September 30, 2001, net cash flows used for financing activities were $206.5 million. Purchases of private placement equity options were $50.0 million and the repurchase of common shares totaled $190.5 million. These cash outflows were offset by cash inflows of $10.1 million related to premiums received from writing stock put options and $27.3 million related to the issuance of common shares. Net cash flows from financing activities in the nine months ended October 1, 2000 were $615.3 million, which are primarily related to the proceeds from the issuance of convertible subordinated notes, net of issuance costs of $554.8 million, the issuance of common shares of $55.8 million and net cash received upon repayment of notes by shareholders of $6.1 million.

On January 31, 2000, Cypress filed a registration statement on Form S-3 with the SEC. Under this shelf registration statement, which was declared effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. As of September 30, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

In the next twelve months the economic downturn may negatively impact cash and cash equivalent balances and cash flow from operations; however, Cypress believes that existing cash, cash equivalents and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. As of September 30, 2001 commitments for capital expenditures were approximately $94 million. Beyond twelve months, a continuation of the current economic downturn, changes in market demand and the possible need to change manufacturing capability and/or capacity, may cause Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

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

We are exposed to the risks associated with the slowdown in the U.S. economy.

     Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders including large order cancellations across nearly all of our product lines during the first six months of fiscal 2001, which resulted in historically low net bookings during the period. In addition, we experienced corresponding decreases in revenues and average selling prices during the nine months ended September 30, 2001 and expect continued pressure on average selling prices in the future. If the economic conditions in the U.S. continue or worsen, or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. History indicates that restructuring of the operations resulting in significant charges may become necessary if an industry downturn persists. In response to the current significant downturn, we have restructured our manufacturing operations in the third quarter of fiscal 2001 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. If, however, these cycles continue, they will seriously harm our business, financial condition and results of operations and other actions may be necessary.

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

     We have spent, and expect to continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm us. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business and results of operations. As stated previously, in response to the current economic downturn, we have restructured our manufacturing operations (See also Note 3 to the Condensed Consolidated Financial Statements).

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

     Our process R&D facility and our corporate offices are located in California, which is currently susceptible to power outages and shortages as well as increased energy costs. To limit downtime exposure, we use back-up generators and power supplies in our main California facilities. While the majority of our production and design R&D facilities are not located in California, more extensive power shortages in the state could delay our process research development as well as impinge upon our existing cost structure.

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

     In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $177 million in expenditures on equipment in fiscal 2001 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs.

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

     International sales represented approximately 50% our revenues during the first nine months of fiscal 2001 and fiscal 2000. Our offshore assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

•	currency exchange fluctuations,
•	political instability,
•	changes in local economic conditions,
•	the devaluation of local currencies,
•	import and export controls, and
•	changes in tax laws, tariffs and freight rates.

To the extent any such risks materialize, our business, financial condition and results of operations could be seriously harmed. Page 37

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

     We completed four acquisitions in calendar 2000, completed the acquisitions of International Microcircuits, Inc., HiBand Semiconductors, Inc., ScanLogic Corporation, Lara Networks, Inc. and In-System Design, Inc. in 2001 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating additional businesses, products and services could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

Page 38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

The fair value of Cypress’s investment portfolio, which is primarily invested in commercial paper and other similar instruments would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations.

Cypress has also invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our remaining investment in these companies of $8.5 million.

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in currencies other than U.S. dollars, primarily Japanese yen and certain other European currencies. To mitigate these risks, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. A 10% change in the foreign currency exchange rates to which Cypress is exposed would not have a material effect on Cypress’s financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Part I in Note 13 of Notes to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit #	Description

2.1 (1)	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kurt R. Jaggers, as Securityholder Agent.

2.2 (1)	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., the shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Rich Bowers, as Securityholder Agent.

2.3(2)	Stock Purchase Agreement as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporations, the shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Israel Zilberman, as Securityholder Agent.

2.4*	Agreement and Plan of Reorganization dated June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kenneth P. Lawler, as Securityholder Agent.

2.5*	First Amendment to Agreement and Plan of Reorganization dated July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kenneth P. Lawler, as Securityholder Agent.

2.6*	Agreement and Plan of Reorganization dated August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2.7*	First Amendment to Agreement and Plan of Reorganization dated September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

(1)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.

(2)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2001.

*	Filed as an exhibit to this Form 10-Q

b)	Reports on Form 8-K

None

Page 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION By: /s/ T.J. Rodgers ————————————————————— T.J. Rodgers President and Chief Executive Officer President and Chief Executive Officer

By: /s/ Emmanuel Hernandez ————————————————————— Emmanuel Hernandez Vice President, Finance and Administration and Chief Financial Officer

Dated: November 13, 2001 Page 42