Form 10-K
period 2001-12-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2002-03-28
CIK 791915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 30, 2001

Or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number: 1-10079

Cypress Semiconductor Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2885898 (I.R.S. Employer Identification No.)

3901 North First Street, San Jose, California 95134-1599
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (408) 943-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value 4% Convertible Subordinated Notes due 2005 3.75% Convertible Subordinated Notes due 2005	Name of Each Exchange On Which Registered New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [X]

     At February 24, 2002, registrant had outstanding 122,140,000 shares of Common Stock.

     The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 24, 2002 on the New York Stock Exchange, was approximately $2,321,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

INDEX

Page 2

PART I

ITEM I. BUSINESS

     This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to future operating results and business plans, that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Report.

General

     Cypress Semiconductor Corporation (“Cypress”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computing, consumer and instrumentation systems. We currently offer approximately 465 products through a network of sales offices, distributors and sales representative firms. In fiscal 2001, international sales accounted for 50% of our total sales. Our products are sold to a wide range of customers, including Alcatel Alsthom S.A., Cisco Systems, Inc., Ericsson AG, International Business Machines Corporation, Intel Corporation, Lucent Technologies, Inc., Motorola, Inc., NEC Corporation, Nortel Networks Corporation, Philips Corporation, 3Com Corporation and Sony Corporation.

     Cypress was founded in 1982 and our initial strategy was to provide innovative high-performance complementary metal-oxide silicon (“CMOS”) integrated circuits to niche markets that were believed to be too small to be targeted by the established semiconductor manufacturers. In 1992, we modified our strategy to focus on selected high-volume commodity memory products, which could be brought to market quickly and cost-effectively. This strategy was successful until 1996 when the average selling prices of memory products began to decline. To offset the effects of declining selling prices and its impact on revenues from commodity products, we modified our strategy by diversifying our product mix to focus on more value added products. We directed our sales and marketing efforts and new product development resources, toward differentiated and proprietary products primarily in the data communication and telecommunication end markets.

     In fiscal 2000, Cypress formed four new divisions designed to enhance our focus on serving end markets. The Wide Area Networks (“WAN”) and Storage Area Networks (“SAN”) divisions are helping to provide product definition in the networking arena. Similarly, the Wireless Infrastructure (“WIN”) and Wireless Terminals (“WIT”) divisions help focus our efforts in the wireless space. We capture the balance of products in a computation and other category. Our current product lines — Memory, Datacom, Timing Technology and Personal Communication — continue to operate as they have in the past and are still the core internal reporting entities. This new market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and new product development resources.

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

Products

     We have traditionally organized our product offerings in two business segments, memory products and non-memory products. Our memory product segment includes integrated circuits on silicon wafers manufactured using leading edge process technology. A significant portion of the wafers we produce for memory products are manufactured at our technologically advanced, eight-inch wafer production facility located in Bloomington, Minnesota, which we refer to as Fab 4. Some of our products have high unit sales volume and experience significant shifts in supply and demand, which in turn results in a potentially greater exposure to fluctuations in average selling price and gross margin. Sales of memory products are generally driven by higher volumes, and results of operations are improved through advancements in technology and attainment of lower manufacturing costs. With our focused communications strategy, we have reduced our dependency on commodity memories.

     A majority of the wafers we produce for non-memory products are manufactured at our six-inch production facility located in Texas, which we refer to as Fab 2. For non-core technologies, we purchase wafers fabricated from outside foundries in limited quantities. Unit sales volumes of non-memory products are generally lower than memory products, but gross margins are typically higher. Future sales and results of operations of non-memory products are driven primarily by the introduction of new products, design wins and improvements in technology. Because the semiconductor industry is characterized by rapid technological change, resulting in products with greater speed, densities and performance capabilities and by the continuing evolution of process technologies, our success will continue to depend upon the timely development, introduction and market acceptance of new products in the non-memory products business segment.

     Please refer to Note 17 of the Consolidated Financial Statements included in this report for detailed information about the composition of revenues from our memory and non-memory product business segments.

Memory Products

     Static RAMs (“SRAM”) are used for storage and retrieval of data in data communication, telecommunication, computers and other electronic systems. The overall SRAM market is characterized by the need for many different densities (number of bits per memory circuit), organizations (number of bits available to the user in a single access of the RAM), performance (number of bits transferred per cycle) and levels of power consumption (low power and ultra-low-power devices are required for portable battery operated equipment). We offer one of the industry’s broadest selections of SRAM products, including high-speed synchronous SRAMs, high-performance micropower SRAMs and fast asynchronous SRAMs. Cypress’s portfolio offerings include the following:

     QDR™ (Quad Data Rate™) SRAMs represent a new architecture for emerging, high-performance communications applications. These SRAMs target switches and routers that operate at data rates beyond 200-MHz. Cypress, Micron Technology Inc., Samsung, Hitachi, IDT and NEC worked closely together to create the QDR standard to ensure that customers will have multiple pin- and function-compatible sources for these next generation SRAMs.

     NoBL™ (No Bus Latency™) and Synchronous Burst SRAMs. NoBL™ synchronous SRAMs have an architecture optimized for high-speed applications requiring maximum bus bandwidth, such as networking, instrumentation, video and simulation. Synchronous Burst SRAMs also have a broad selection of varying densities and input/output configurations well suited for processor cache applications.

     Fast Asynchronous SRAM. Cypress markets a wide selection of fast asynchronous SRAMs with densities ranging from 16Kb to 4Mb and a wide array of bus widths, packages and temperature ranges. This portfolio includes the high-performance x16 and x24 wide families that are optimized for the latest generation of fast digital signal processors (DSPs).

     Micropower SRAM. Cypress’s MoBL™ (More Battery Life™) SRAMs have one of the industry’s lowest rates of power consumption, using up to 90% less power than current standard, low-power SRAMs. They significantly increase battery life in wireless products such as cellular phones, pagers and personal digital assistants (“PDAs”).

Non-memory Products

     Non-memory products include a variety of products that serve the data communications, telecommunications, personal computer, PC peripheral, military and consumer markets. Non-memory products include physical layer (“PHY”), data communication, clock and universal serial bus (“USB”) products. Key products in the portfolio include our HOTLink optical transceivers, PACKET OVER Synchronous Optical Network/Synchronous Digital Hierarchy (“POSIC SONET/SDH”) framers, the Roboclock family of clock buffers, our low skew and low jitter programmable clocks, our broad portfolio of specialty multi-port memories and our plug and play USB devices.

     PHY. Our family of high-performance Synchronous Optical Network/Synchronous Digital Hierarchy (“SONET/SDH”) Serializer/Deserializer (“SERDES”) move SONET or SDH frames between equipment at the SONET/SDH data rates of 51.85 Mbps (OC-1), 155.52 Mbps (OC-3/STM-1), and 2.488 Gbps (OC-48/STM-16). Our latest addition to this family was the world’s most integrated, lowest power OC-48 SERDES in its class, which meets the stringent requirements of WAN switches and routers by having Bellcore-compliant jitter specifications.

      Framer. Our high-performance SONET/SDH framers transport SONET or SDH frames at the data rates of 2.488 Gbps (OC-48/STM-16) and 9.952 Gbps (OC192/STM-64). This family includes our POSIC25GVC, one of the first devices on the market to offer virtual concatenation, which enables WAN switches and routers to allocate dynamic bandwidth for the transport of Ethernet, Fibre-Channel, ESCON and/or slower SONET/STM frames on a single OC-48/STM-16 stream. The additional engineering resources obtained through our recent acquisition of Silicon Packets, Inc. (“Silicon Packets”) is expected to accelerate the introduction of our future 10 Gbps and 40 Gbps framing solutions.

      HOTLink (High-speed Optical Transceiver Link) PHYs. Our HOTLink serial transceivers are the industry standard products for moving serial data at rates from 50 Mbps to 3.2 Gbps. These products support a variety of applications and industrial protocols including Gigabit Ethernet (GBE), 10 Gbps Ethernet (XAUI), Fibre-Channel (FC), Enterprise System Connection (ESCON), Asynchronous Transfer Mode (ATM), Digital Video Broadcast (DVB), Advanced Micro Devices, Inc.‘s TAXI™ protocol, generic backplane and point-to-point applications. In the past several years we have introduced three new families of HOTLink PHYs, including the HOTLink II, HOTLink III and the Programmable Serial Interface (“PSI”) family to our portfolio. The HOTLink II and HOTLink III can each move up to four channels of serial data at up to 1.5 Gbps and 3.2 Gbps, respectively. The PSI family is one of the world’s first programmable PHYs, and integrates our serial link technology with our Delta39K programmable logic technology.

      QuadPort Datapath Switching Elements (“DSEs”). QuadPort DSEs are non-blocking switch devices that allow four (4) independent busses, processors, or backplanes to access the DSE simultaneously. The applications for the devices include 4x4 switching, packet header manipulation, datapath transport that can reduce the need for large field programmable gate array (“FPGA”) devices. QuadPort DSEs are used in redundant array of independent disks (“RAID”) and storage switch, Metropolitan Area Network/Wide Area Network (“MAN/WAN”) switch and router and wireless base station applications. We have recently expanded our product offering to include 16 Kbits x 18 and 32 Kbits x 18 versions of these devices.

      Network Search Engines (“NSEs”). NSEs are used in high-performance routers and switches to provide deterministic wire-speed table lookups. Cypress recently acquired Lara Networks, Inc. an industry leader in high-performance, silicon-based packet-processing solutions for WAN infrastructure equipment. These solutions target switches, routers and multiservice gateways handling multiple high-speed protocols up to OC-768 and including 10-Gigabit Ethernet. The Cypress family of NSEs and network coprocessors are widely used by leading networking original equipment manufacturers, referred to as OEMs.

      RoboClock. Our RoboClock family of high-performance programmable clock buffers offers very high-performance specifications (such as zero propagation delay and 50/50 duty cycle) and programmable features (such as programmable skew and multiply/divide functions) allowing customers to compensate for clock skews arising from varying circuit board trace lengths and device set-up and hold times. We recently added the next generation of RoboClock devices by introducing the RoboClock II™ programmable clock skew buffer, which doubles the performance of the original family by operating up to 200 MHz, supporting 18 outputs, and adding more multiply, divide, and skew options.

      Dual-port Memories. Dual-port are memories that can be accessed by two different processors or busses simultaneously. Dual-ports are designed to be memory solutions for shared-memory and switching applications, including networking switches and routers, cellular base stations, mass storage devices and telecommunication equipment. Our family of synchronous and asynchronous multi-port RAMs range in density from 8 Kbit to 9 Mbit in x8, x9, x16, x18 and x36 configurations. We further enhanced our leadership position in multi-ports by introducing the world’s first true 9 Mbit Dual-port.

     First-in, First-out (“FIFOs”). FIFOs are used as an elasticity buffer between systems operating at different frequencies. We offer FIFO memories in a variety of high-bandwidth synchronous and asynchronous architectures with industry-standard pinouts. We have recently added 32 new x36 FIFOs and the world’s highest bandwidth FIFO (The Beast™ FIFO) to our portfolio.

     Programmable Clocks. We are a leader in the timing technology device market primarily due to our clocks and clock distribution circuits. Clocks, or Phase-Locked Loop (“PLL”) based frequency synthesizers, integrate essentially all frequency generation and timing control functions of a communications and/or microprocessor based system, thus reducing size, power consumption and cost. These devices are widely used in personal computers, disk drives, modems, small office/home office (“SOHO”) network routers and hubs, digital video disks and home video games. We are the only supplier offering true field-programmable clocks, and all our clock outputs have the desired characteristics of high drive, low jitter, low electro-magnetic interference and low skew.

     USB (Universal Serial Bus). USB is a four-wire connection between a PC and its peripherals (such as keyboards, mice, printers, joysticks, scanners and modems), facilitating an easy-to-use architecture known as “plug and play.” This new standard has been supported by Microsoft Corporation (“Microsoft”), Intel Corporation and other large OEMs. In 1997, we entered into a strategic alliance with Microsoft to produce our first USB product, an 8-bit, RISC-based microcontroller for Microsoft’s new Internet mouse. In 1999 we acquired Anchor Chips, Inc. to expand our high-performance USB product line. In 2001 we acquired ScanLogic Corporation to increase our presence in the USB embedded host-controller market. In 2001 we also acquired In-System Design, Inc. (“ISD”) to accelerate our emergence into the fastest growing area of the USB market, High Speed USB (USB 2.0). We now make USB microcontrollers for a broad range of peripherals from personal computers, mice and keyboards to high-performance devices such as DSL modems, digital cameras and mass storage devices, giving us the broadest USB product portfolio in the industry.

     PLDs (Programmable Logic Devices). The logic in an electrical system performs the non-memory functions, such as floating-point mathematics or the organization and routing of signals throughout a computer system. Logic constitutes a significant portion of the circuitry in most systems. We manufacture several families of programmable logic circuits, which are programmable by the user. PLDs facilitate the replacement of many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. Our PLD portfolio consists of a wide variety of devices ranging from simple PLDs such as the Flash 22V10, to the very-high-density complex PLDs such as the Cypress Ultra37000™, Quantum38K™ and Delta39K™ CPLD families. We have recently added the Programmable Serial Interface (“PSI”) family to our portfolio, which integrates our serial link technology with our Delta39K CPLD products. All our products are supported by the Warp™ software tool set, which enables design description in either VHDL (very high-speed integrated circuit hardware description language), an industry standard developed by Cypress or in Verilog, another industry standard.

     Bluetooth. We have announced our entry into the fast–growing wireless PHY market by developing Bluetooth chips. Bluetooth is an industry standard technology that allows short range (3 to 100 meters) communication to take place without wires. Cell phones, PDA’s and PC’s are adopting this standard as a way to exchange data and to connect to the Internet. The technology is also appropriate for printers, scanners, digital cameras as well as mice, keyboards, joysticks, headsets and many other products. Our first Bluetooth chips are expected to be available in 2002. We are evaluating a number of wireless markets where our low cost development can best be leveraged.

     PSoC (Programmable System-on-Chip) Microcontrollers. PSoC Microcontrollers are microprocessors used in a wide variety of embedded applications such as communications, industrial control and consumer products. The entire microprocessor system is implemented on a single chip, but most applications require additional components. The trend is toward increasing the amount of the application that can be placed on a single chip. The Cypress PSoC Microcontroller is the first entry in the marketplace to support both the addition of analog (non-digital) capability and the ability to configure each device to fit each application’s specific device requirements.

     GLV™ (Grating Light Valve™). Our Silicon Light Machines (“SLM”) subsidiary’s GLV™ technology is a proven means to switch, modulate and attenuate light. The GLV™ device is a dynamic diffraction grating that can serve as a simple mirror in the static state, or a variable grating in the dynamic state. Its unique combination of speed, accuracy, reliability and manufacturability has been field proven in demanding applications in the simulation, display and direct-to-print markets. Silicon Light Machines is leveraging its experience and expertise in optical microelectromechanical systems (“MEMS”) to create optical communications products for large telecommunications systems developers and subsystem OEMs. SLM expects to launch its new product lines in 2002.

Research and Development

     We place great emphasis on research and development (“R&D”). This is partially reflected by our commitment of significant management resources to continuously improve process and product design development cycle time. Our current product strategy requires rapid development of new products using emerging process technologies while minimizing R&D costs. We perform R&D for both process technology and for new product design.

     Our process technology research focuses primarily on the continuous migration to smaller geometries. Currently, we are ramping our latest 0.15-micron technology in manufacturing. We are simultaneously transferring our 0.12-micron technology from our eight-inch R&D facility in San Jose, California (“Fab 1”) to our eight-inch manufacturing Fab 4 in Minnesota and initiating development of our 0.10-micron technology at Fab 1. The Fab 1, which was converted from six-inch wafer to eight-inch wafer capability in fiscal 2000, is now compatible with Fab 4.

     In addition to continuously reducing our platform technology geometry, we develop value added derivatives for analog and embedded non-volatile memory applications. In 2001, we completed the development and initiated the manufacturing ramp of our 0.35-micron embedded non-volatile memory SONOS (Silicon Oxide Nitride Oxide Silicon) technology in Texas (Fab 2). We also qualified and ramped our 0.25-micron BiCMOS technology for analog applications in Minnesota (Fab 4). We launched the development of the next analog technology, a 0.2-micron SiGe BiCMOS technology in 2001 as well. Finally, we equipped a wafer fab in our San Jose site to produce lithium tantalate wafers for optical communication applications.

     In July 2000, we entered into an agreement with Mosel Vitelic (“Mosel”) to jointly develop a 0.12-micron process technology, to be deployed initially in Fab 1. Under the agreement, Mosel engineers will work with our existing Fab 1 R&D team on defining 0.12-micron and below manufacturing processes. We agreed with Mosel to share some of the costs of purchasing new equipment to facilitate tighter process geometries. The agreement will allow Mosel and us to continue to offer cutting-edge process technology, which we expect will produce new high-performance, market-leading products more economically and quickly.

     We have a central design group that focuses on new product design and improvement of design methodologies. This group has ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property (“IP”) blocks from a controlled IP library, development of computer-aided design tools and improved design business processes. We currently have 60 design teams in place working on new product designs. Design and related software development work primarily occurs at centers located in the United States, the United Kingdom, Ireland and India.

Manufacturing

     In fiscal 2001, we continued to manufacture our products at two sub-micron wafer fabrication facilities located in Minnesota (Fab 4) and Texas (Fab 2). These fabrication facilities utilize our proprietary 0.15 through 0.8-micron CMOS, 0.25 and 0.8-micron BiCMOS, and 0.35-micron and 0.65-micron Flash technologies. To enhance our competitive position, we emphasize programs to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, improve defect densities, improve yields and ultimately lower manufacturing costs.

     Specifically in 2001, we invested in capacity and workflow modeling software aimed at reducing our fab cycle times and improving on time delivery to customers. We expect to realize the primary benefits of this investment in 2002. We also made significant progress with our Total Productive Maintenance and Statistical Process Control programs. These programs fully engage our entire manufacturing workforce making this workforce more productive.

     In 2001, we reduced die size by introducing our RAM 7 manufacturing process in Fab 4 and our SONOS manufacturing process in Fab 2. The RAM 7 process reduced our leading edge line widths from .20-micron to .15-micron, resulting in more die per wafer manufactured. The SONOS process reduced our Fab 2 line width from ..5-micron to .35-micron enabling new embedded non-volative programmable products and increased die per wafer manufactured.

     A significant portion of our assembly and test operations is performed by our highly automated assembly and test facility in the Philippines, which accounted for over 40% of our fiscal 2001 output, with the balance being performed by various offshore subcontractors. Our Philippines facility primarily manufactures volume products and packages where our ability to leverage manufacturing costs is high. The Philippines plant currently has capability for assembling and testing 27 major package outlines, nine of which were added in 2001.

     One of our initiatives in 2001, was to improve the overall quality and cost of our backend manufacturing process through increasing the number of parts built in our Philippines factory and consolidating the devices built at subcontractors to a few key suppliers. This included moving the manufacture of more clock, USB and memory products to the Philippines. By the close of fiscal 2001, this strategy had increased the proportion of parts tested in the Philippines factory to 50%. Due to our acquisitions the number of subcontractors did not shrink in 2001, but the consolidation of our core devices to key suppliers did take place with 90% of our subcontract volume being manufactured by four identified manufacturing partners in 2001 compared to 81% in fiscal 2000.

     In fiscal 2001 we invested $13 million, in two additional fully integrated autolines allowing parts to complete all assembly and test manufacturing steps from start to finish with minimal human intervention. Currently less than 5% of our output is processed on these autolines; however, when fully ramped we expect the autolines will provide approximately 25% of our factory output, with no additional labor requirement. In addition, we invested $3 million in facility improvements, including an earthquake retrofit.

     During fiscal 2001, we substantially completed work on enterprise-wide order management, manufacturing planning and distribution information systems, in order to improve manufacturing cycle times, reduce inventory and improve customer responsiveness and delivery. Logistics costs were also reduced by focusing finished goods customer shipments into a single carrier network. We expect that significant cost savings and productivity improvements will result going forward, as the full impact of enterprise planing systems and further logistics consolidation come to bare on increasing volumes. We expect that the enterprise planning systems and logistics programs investments initiated in 2001 will provide a scaleable, state-of-the-art supply chain management system for our future growth.

     During the third quarter of 2001, we announced and implemented a restructuring plan that involved resizing manufacturing facilities, reducing workforce and combining facilities. The effect of the restructuring plan was to resize our manufacturing operations to meet future demand and reduce expenses in all operations areas. We took out of service and are holding for sale manufacturing assets with a net book value of $122.1 million. The restructuring affected assets at our facilities in Minnesota, Texas, California and the Philippines. (See further discussion on Restructuring included in Management’s Discussion and Analysis and Note 6 of the Consolidated Financial Statements)

Marketing and Sales

     We use four channels to sell our products: direct OEM sales by our sales force; sales by manufacturing representative firms; sales through domestic distributors; and sales through international trading companies and representative firms. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. We also have a strategic accounts group and a contract manufacturing group, which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, who are specialists in our product portfolio and work with customers to “design in” our products for their systems. Field application engineers and customer design center engineers also help us identify emerging markets and new products. We typically warrant our products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product.

     Domestic revenues accounted for 50% of our total revenues in fiscal 2001, compared to 51% in 2000 and 51% in 1999. International revenues accounted for 50% of our total revenues in fiscal 2001 compared to 49% in 2000 and 49% in 1999. Please refer to Note 17 of the Consolidated Financial Statements included with this Report for additional information on geographic distribution of our revenues. No individual customer accounted for greater than 10% of total revenues in 2001. Sales to Motorola, Inc. accounted for 10.9% of total revenues in fiscal 2000. In fiscal 1999 no individual customer accounted for greater than 10% of total revenues. No individual distributor accounted for greater than 10% of total revenues in either fiscal 2001 or fiscal 2000. Sales to Arrow Electronics, Inc., a distributor, accounted for 10% of total revenues in fiscal 1999.

     One of our strategic initiatives in fiscal 2001 was to empirically measure customer satisfaction. We engaged with leading edge consultants to derive this methodology. The methodology involves quarterly face-to-face interviews as well as web based surveys. The data gathered is being used to formulate strategic initiatives to increase customer satisfaction.

     In 2001 we invested in customer relationship management tools in order to better service our customers. These tools include software that enables salesforce efficiency. The software allows salespeople to track the customer engagements and offer faster service and information. We also invested in Business-to-Business (B2B) systems to facilitate efficiency in order transactions. This involves software that allows Cypress to manage order flows and material fulfillment with key customers. This is critical as more of our transactions are done electronically.

Backlog

     Our sales are typically made using standard purchase orders for delivery of catalog products, which are cancelable until product delivery takes place. Customer relationships are generally not subject to long-term contracts. Products to be delivered and the related delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales for any succeeding period, and we believe that our backlog is not a meaningful indicator of future revenues.

Competition

     We face competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, data communications, personal computer, personal computer peripheral and military markets. Our competitors, including Altera Corporation, Applied Micro Circuits Corporation, Hitachi Ltd., Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., Motorola, Inc., National Semiconductor Corporation, PMC-Sierra, Inc., Samsung Corporation, Texas Instruments Incorporated, Vitesse Semiconductor Corporation, and Xilinx, Inc., target certain markets in which we operate and compete directly with our products. Competition is based on various factors that can vary among products and markets. These factors include product function and feature quality of the products, product availability, price and service.

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for most companies in the industry, including us. This environment is characterized by frequent erosion of product sale prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Our ability to compete successfully in a rapidly evolving high-performance end of the semiconductor technology spectrum depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	the delivery, performance, quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts;

•	the pace at which customers incorporate our products into their systems; and

•	the number and nature of our competitors and general economic conditions.

     We believe that we currently compete effectively in the above areas to the extent they are within our control; however, given the pace at which events change in the industry, our current abilities are not a guarantee of future success. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be harmed.

Patents and Licenses

     We currently have over 600 patents and approximately 525 additional patent applications on file with the United States Patent and Trademark Office. We are preparing to file more than 150 new patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remaining competitive in our industry. We have an active program to acquire additional patent and other intellectual property protection.

     We have entered into, and in the future may continue to enter into, technology license agreements with third parties that give those parties the right to use patents and other technology developed by us. Some of these agreements also give us the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties.

     The patents owned by us may be invalidated, circumvented or challenged, and the rights granted under these patents may in any case not provide competitive advantage to us. We are, and may in the future be, involved in litigation with respect to alleged infringement or involved in litigation to enforce our intellectual property rights. To the extent we rely on technology developed by other companies in our products, we cannot be certain that license agreements will continue to be available to us on commercially reasonable terms in the future.

Acquisitions

     During fiscal 2001 we completed acquisitions of six companies: Silicon Packets, Inc., In-System Design, Inc., Lara Networks, Inc., ScanLogic Corporation, HiBand Semiconductors, Inc. and International Microcircuits, Inc.

•	Silicon Packets, Inc. designs 10 Gigabit-per-second (Gbps) framers for OC-192/STM-64 SONET/SDH and 10G Ethernet transport solutions. These framers complement our existing communications product portfolio, accelerating our current schedule to develop 10 Gbps solutions for MAN/WAN infrastructure equipment such as switches and routers.

Page 9

•	In-System Design, Inc. is a system-on-chip design company specializing in personal communications solutions. The immediate benefit to us relates to ISD’s 300A product, a Universal Serial Bus 2.0-to-AT Attachment/AT Attachment Packet Interface (“ATA/ATAPI”) bridge device that enables PC’s and other information appliances to connect to external mass storage devices, including hard disk, CD-ROM, CD-RW DVD-RAM, and Zip® drives.

•	Lara Networks, Inc. (“Lara”) provides high-performance, silicon-based packet processing solutions for WAN infrastructure equipment. This acquisition expands our portfolio of solutions across the linecard. Lara’s family of network search engines and network coprocessors (“NCPs”) target switches, routers, and multiservice gateways handling multiple high-speed protocols up to OC-768, including 10G Ethernet.

•	ScanLogic Corporation (“ScanLogic”) designs USB controller solutions for embedded and PC applications. ScanLogic’s host/slave chip family extends USB connectivity to a range of non-PC applications, including PDAs, cellular phones, set-top boxes, digital cameras, Internet appliances, and automotive communication systems.

•	HiBand Semiconductors, Inc. (“HiBand”) provides mixed-signal integrated circuits for high-speed communications markets, such as SONET, Ethernet, Fibre Channel, and InfiniBand™. HiBand is developing a 10 Gbps physical layer device for Ethernet applications. HiBand intellectual property is expected to serve as the building block in future generations of high-performance Cypress communications devices that transition from electrical to optical technology.

•	International Microcircuits, Inc. (“IMI”) specializes in timing technology integrated circuits for network applications. IMI’s portfolio of timing solutions includes high performance zero delay buffers (“ZDBs”), programmable clocks, clock distribution products, electromagnetic interference suppression devices, and application-specific products for applications in communications, cable and DSL modems, office automation, digital cameras, DVDs and video games.

We face risks in integrating these acquired businesses into our business. See “Risk Factors—We may fail to integrate our business and technologies with those of companies we have recently acquired and that we may acquires in the future.”

Employees

     As of December 30, 2001, we and our subsidiaries had 4,160 employees, compared to 4,435 at the end of fiscal 2000. The decrease in number of employees is primarily due to a reduction in force that occurred in the third quarter of fiscal 2001 in conjunction with a restructuring plan that included resizing our manufacturing facilities. These decreases affected all disciplines, although manufacturing and administrative disciplines experienced greater headcount reductions. The decrease was partially offset by increased headcount from companies acquired during the year. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Risk Factors

     The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to the future operating results and business plans, that involve risks and uncertainties. We use such words as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this report. If any of the following risks actually occur, our business, financial condition and operating results could be seriously harmed.

We are exposed to the risks associated with the slowdown in the U.S. and world-wide economy.

     Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we have experienced a significant slowdown in customer orders including large order cancellations across nearly all of our product lines especially during the first six months of fiscal 2001, which resulted in historically low net bookings during this period. In addition, we experienced corresponding decreases in revenues and average selling prices during fiscal 2001 and expect continued pressure on average selling prices in the future. As a consequence of the economic downturn in 2001, we announced a restructuring plan that involved resizing our manufacturing facilities, reducing our workforce and combining facilities. In addition, we recorded a provision for excess inventory and related purchase commitments. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the current significant downturn, we restructured our manufacturing operations in the third quarter of fiscal 2001 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. When these cycles occur, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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

     As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of your investment in Cypress.

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

     Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

•	networking equipment;

•	wireless telecommunications equipment;

•	computers and computer related peripherals; and

•	consumer electronics, automotive electronics and industrial controls.

     Significant portions of our products are incorporated into data communications and telecommunications end products. Any reduction in the growth of, or decline in the demand for, networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including USB microcontrollers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically and may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

     Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products, and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

     In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly commodity products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

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

     Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. We introduce significant numbers of products each year, which are an important source of revenue for us. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

     For us and many other semiconductor companies, introduction of new products is a major manufacturing challenge. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generations of products substantially more difficult than prior generations. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing semiconductors. If we are unable to design, develop, manufacture, market and sell new products successfully, our business, financial condition and results of operations would be seriously harmed.

Interruptions in the availability of raw materials can seriously harm our financial performance.

     Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for our business could become more scarce as worldwide demand for semiconductors increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

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

     We have spent, and expect to continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm our business, financial condition and results of operations. In response to the current economic downturn, we implemented a restructuring plan that included the resizing of our manufacturing facilities. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business and results of operations.

Our operations and financial results could be severely harmed by certain natural disasters.

     Our headquarters, some manufacturing facilities and some of our major vendors’ facilities are located near major earthquake faults. We have not been able to maintain earthquake coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment and we could suffer damages that could seriously harm our business, financial condition and results of operations.

Prolonged electrical power outages or shortages, or increased costs of energy could harm our business.

     Our process R&D facility and our corporate offices are located in California, which has recently experienced power outages and shortages as well as increased energy costs. To limit downtime exposure, we use back-up generators and power supplies in our main California facilities. While the majority of our production and design R&D facilities are not located in California, more extensive power shortages in the state could delay the process of our research and development as well as impinge upon our existing cost structure.

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

     Our ability to compete successfully in the rapidly evolving high performance portion of the semiconductor technology industry depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	the quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts;

•	the pace at which customers incorporate our products into their systems;

•	the number and nature of our competitors and general economic conditions, and

•	our access to and the availability of capital.

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

     We order materials and build semiconductors based primarily on our internal forecasts, and secondarily on existing orders, which may be cancelled under many circumstances. Consequently, we depend on our forecasts to determine inventory levels for our products and the amount of manufacturing capacity that we need. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong, and we may make too many or too few of certain products or have too much or too little manufacturing capacity. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult. These factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be seriously harmed, either through missed revenue opportunities because inventory for sale was insufficient or through excessive inventory that would require write-offs.

We must spend heavily on equipment to stay competitive, and will be adversely impacted if we are unable to secure financing for such investments.

     In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $165 million in expenditures on equipment in fiscal 2002 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs.

     If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would be seriously harmed.

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

     International sales represented approximately 50% our revenues during fiscal 2001 and 49% in both fiscal 2000 and fiscal 1999. Long-lived assets are held primarily in the United States with 11% held in the Philippines and 1% in other foreign countries at the end of 2001 and 2000 (see Note 17 of the Consolidated Financial Statements). Our Philippine assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

We depend on third parties to transport our products.

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

     We completed six acquisitions in fiscal 2001, four acquisitions in fiscal 2000 and four acquisitions in fiscal 1999 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	the difficulty of integrating acquired technology or products;

•	the difficulty of integrating acquired products into our manufacturing facilities;

•	the difficulty of assimilating the personnel of the acquired companies;

•	the difficulty of coordinating and integrating geographically dispersed operations;

•	our ability to retain customers of the acquired company;

•	the potential disruption of our ongoing business and distraction of management;

•	the maintenance of brand recognition of acquired businesses;

•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	the potential unknown liabilities associated with acquired businesses.

We may incur losses in connection with loans made under our stock purchase assistance plan.

     In May 2001, we implemented our stockholder-approved 2001 Employee Stock Purchase Assistance Plan through which we make loans to our employees to purchase shares of our common stock through a broker on the open market (see Note 11 to our Consolidated Financial Statements included in this report for a further description of this plan). As of December 30, 2001, the principal amount of loans outstanding under the plan was $117.2 million. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly. Further, the note is full recourse to the employee, and is secured by all of the assets of the employee. Our liquidity and results of operations would be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk.

We maintain self-insurance for certain liabilities of our officers and directors.

     Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We self-insure with respect to potential indemnifiable claims. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business operating results and financial condition could be seriously harmed.

Executive Officers of the Registrant

Certain information regarding each of our current executive officers is set forth below:

Name	Age	Positions	Executive Officer Since
T. J. Rodgers	54	President, Chief Executive Officer and Director	1982
Antonio R. Alvarez	45	Executive Vice President, Memory Products Division	1993
Emmanuel T. Hernandez	46	Executive Vice President, Finance and Administration,	1994
		Chief Financial Officer
Ralph A. Schmitt	41	Executive Vice President, Sales and Marketing	2000

     Except as set forth below, each of our executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any of our directors or executive officers.

     T.J. Rodgers is a co-founder of Cypress Semiconductor Corporation and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of Zepton Networks and SolarFlare Communications.

     Antonio R. Alvarez joined Cypress in May 1987 as a senior technical engineer. Mr. Alvarez was transferred to our former subsidiary, Aspen Semiconductor Corporation, in April 1988 as the manager of BiCMOS technology. In October 1989, Mr. Alvarez returned to the corporate office as Vice President, Research and Development. In February 1993, Mr. Alvarez became responsible for Fab 1 when it was merged with the research and development department. In 1998, Mr. Alvarez also became responsible for the Memory Products Division. In 2001 responsibilities for Research and Development were transferred to Mr. Christopher Seams.

     Emmanuel T. Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Senior Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining Cypress, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993. Mr. Hernandez serves as a board member of Xicor, Inc.

     Ralph A. Schmitt joined Cypress in 1987 and held a variety of sales and marketing positions. In 1995 Mr. Schmitt left Cypress to found GroupTec LLC, an organization that sold silicon-based solutions. Mr. Schmitt rejoined Cypress in January 1998 as Sales Director with responsibility for transitioning the sales and marketing organization to align with Cypress’s shift to a market-based strategy. He was appointed Vice President of Strategic Accounts in September 1999 and named Vice President, Sales and Marketing in June 2000.

ITEM 2. PROPERTIES

     Our executive offices are located in an approximately 60,000 square-foot building at 195 Champion Court, San Jose, California, under a lease that will expire in 2004. Located immediately adjacent to our executive offices is one of our wafer fabrication facilities (Fab 1), which is primarily utilized for R&D operations. This facility is located in an approximately 61,000 square-foot leased building at 3901 North First Street, San Jose, California. The current lease expires in 2004. The lease rates for these facilities are subject to variations based on the London interbank offering rate (“LIBOR”) and a requirement to sell, extend the lease, or acquire the property at the end of the lease term (see Note 15 of the Consolidated Financial Statements included in this report).

     Research and development and other Cypress staff functions are also located at the San Jose building complex. This office space is composed of approximately 150,000 square feet in buildings located at 3939 North First Street and 4001 North First Street, San Jose, California under leases which expire in May 2006. As described above, the lease rates for these facilities are subject to variations based on LIBOR, and we are required to sell, extend the lease or acquire the property at the end of the lease term (see Note 15 of the Consolidated Financial Statements included in this report). We plan to continue leasing these properties.

     An additional 18,000 square foot facility located at 385 Moffet Park Drive, Sunnyvale, California is leased by Silicon Light Machines, a subsidiary of Cypress for office, research and development, and manufacturing activities with a lease term that will expire in 2006.

     In December 1988, we purchased the two undeveloped industrial lots on either side of our headquarters building. These similarly sized lots, comprising a total of approximately 8.5 acres, were purchased for future expansion of the San Jose building complex. In 2001, we began construction of an 111,000 square foot building on one of the two lots to absorb the impact of recent acquisitions, achieve a consolidation of facilities onto the San Jose Campus and to provide additional space to support planned growth. The building, at 198 Champion Court, was occupied in the first quarter of fiscal 2002 and at that time our executive offices were relocated there. The construction is financed under a build-to-suit arrangement and will be subject to a five year lease at lease rates subject to variations based on the LIBOR and a requirement to sell, extend the lease, or acquire the property at the end of the lease term (see Note 15 of the Consolidated Financial Statements included in this report). The remaining undeveloped industrial lot at our headquarters is available for future expansion.

     In the third quarter of 1996, we began operations in a new 162,000 square foot highly automated assembly and test manufacturing plant in Cavite, the Philippines. We own an approximately 100,000 square foot wafer fabrication facility, referred to as Fab 2 in Round Rock, Texas. In addition, we also own an approximately 170,000 square foot wafer fabrication facility, and we lease an additional approximately 100,000 square foot wafer fabrication facility, together these two facilities are referred to as Fab 4, on 18 acres of land in Bloomington, Minnesota. The lease rate for the leased portion of Fab 4 is subject to variations based on LIBOR and a requirement to sell, extend the lease, or acquire the property at the end of the lease term in December 2004 (see Note 15 of the Consolidated Financial Statements included in this report).

     In November 1997, we purchased real estate comprised of approximately 3.5 acres of land and 58,000 square feet of building in Woodinville, Washington. The property is a supporting location of our Personal Communication and Timing Technology divisions, which are part of our Non-memory business segment previously located in a leased facility in Kirkland, Washington.

     We lease additional space for sales and design centers in the United States, Belgium, Canada, China, Finland, France, Germany, India, Ireland, Israel, Italy, Japan, Korea, Singapore, Sweden, Taiwan, Turkey and the United Kingdom.

     As of the end of fiscal year 2001, we believe that our current properties are suitable for immediate foreseeable needs.

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

     In July 2001, we filed a complaint in the United States International Trade Commission (“ITC”) against Integrated Circuit Systems, Inc. (“ICS”) and Pericom Semiconductor Corporation (“Pericom”) for infringement of a U.S. patent. The ITC subsequently instituted an investigation based upon our complaint. In December 2001, we agreed to settle this dispute with Pericom. Trial in the ITC against ICS is scheduled for July 2002. We will vigorously pursue and/or protect our rights in this matter. In November 2001, ICS filed a complaint in the ITC against us for infringement of two U.S. patents, one of which is also asserted against us in an earlier-filed action in California (see below). We have investigated the allegations in ICS’ complaint. We believe that we have meritorious defenses to these allegations. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

     In March 2001, we filed a complaint in the United States District Court for the District of Delaware against ICS, for infringement of three U.S. patents. One of these patents is the basis for our complaint in the ITC (see above), and proceedings on this patent in Delaware have been stayed pending resolution of the ITC action. In April 2001, ICS filed a complaint in the United States District Court for the Northern District of California against us. We have investigated the allegations in ICS’ complaint. We believe that we have meritorious defenses to these allegations. We will vigorously pursue and/or protect our rights in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

     On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against us for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages and costs. In February 2001, the Momentum complaint was dismissed, but they were given thirty days to refile. Momentum filed its amended complaint on April 16, 2001. We have reviewed and are investigating the allegations in the amended complaint. We believe that we have meritorious defenses to these allegations. We will continue to defend ourselves vigorously in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position, results of operations and cash flows.

     On October 3, 2000, U.S. Philips Corp. filed a complaint in the United States District Court for the Southern District of New York against us and five codefendants for infringement of a U.S. patent. In March 2001, we filed a complaint in the United States District Court for the District of Delaware against Philips Semiconductors, Inc., for infringement of four U.S. patents. We have agreed with Philips on a resolution of the disputes, and the suits were dismissed with prejudice in December 2001.

     On June 12, 2000, we filed a complaint in the Superior Court of California against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Right Track CAD Corporation and Cypress. In February 2001, we amended our complaint to add a cause of action based on fraud. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay legal fees and other expenses that are not expected to have a material adverse effect on our financial position, results of operations, and cash flows.

     During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against us in the Federal Court in Delaware, claiming that we infringed on four patents owned by EMI. We entered into a license agreement with EMI in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in our favor, finding that we infringed none of the patents and that each asserted claim was invalid due to prior art and physical impossibility (i.e., the patents require a step that is physically impossible to perform). EMI’s motion for judgment notwithstanding the verdict was denied in part and granted in part, leaving the verdicts on noninfringement and invalidity due to physical impossibility intact, but reversing the prior art invalidity verdicts. EMI filed an appeal, and the Court of Appeals for the Federal Circuit (“CAFC”) recently ruled in our favor, upholding the noninfringement and invalidity due to physical impossibility verdicts and reversing the District Court on the prior art invalidity verdicts, thereby reinstating the jury’s finding that the patents are invalid in view of the prior art. We therefore believe that our defenses are meritorious, and we intend to continue to defend ourselves vigorously, should it be necessary to do so. The deadline for EMI to file an appeal to the U.S. Supreme Court has passed, and we understand that EMI has not filed or petitioned for such an appeal. However, should the outcome of this action ultimately be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued us and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. In October 2001, the Lemelson Partnership amended its complaint to add allegations that two more patents were infringed. The two new patents are related to one of the two patents in the litigation that were not stayed. We have reviewed and investigated the allegations in both the original and amended complaints. We believe that we have meritorious defenses to these allegations. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

On October 2, 1997, we filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California (“Superior Court”) in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because the court found that none of our officers made any actionable false or misleading statements or omissions. An appeal affirmed the lower court’s finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by our officers. On May 4, 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. Our appeal of this decision has been denied. This action has had little, if any, effect on our consolidated financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 30, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the trading symbol “CY”. The following table sets forth, for the periods indicated, the low, high and closing price for the common stock. We have not paid cash dividends and have no present plans to do so. At February 28, 2002, there were approximately 74,000 holders of record of our Common Stock.

	PRICE RANGE OF COMMON STOCK ($)
	LOW	HIGH	CLOSE
Fiscal Year ended December 30, 2001:
First Quarter	16.50	29.25	17.73
Second Quarter	13.72	25.36	23.85
Third Quarter	14.04	28.95	14.86
Fourth Quarter	14.00	26.20	20.62
Fiscal Year ended December 31, 2000:
First Quarter	28.94	53.19	49.31
Second Quarter	39.19	57.00	42.25
Third Quarter	32.00	55.56	41.56
Fourth Quarter	18.81	41.50	19.69

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended (1,2)
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Operating results:
Revenues	$ 819,192	$1,287,787	$ 745,042	$ 588,915	$ 632,969
Restructuring, acquisition and other
non-recurring costs, net	293,366	55,729	34,091	60,737	13,551
Operating income (loss)	(459,618)	328,839	51,607	(115,559)	4,324
Income (loss) before income taxes and
extraordinary gain	(444,437)	370,170	95,169	(112,702)	9,305
Net income (loss) before extraordinary gain	(411,757)	277,308	88,130	(101,594)	3,196
Extraordinary gain (net of tax of $2,896)	4,345	—	—	—	—

Net income (loss)	$ (407,412)	$ 277,308	$ 88,130	$ (101,594)	$ 3,196
Basic net income (loss) per share:
Before extraordinary gain	$ (3.32)	$ 2.29	$ 0.81	$ (0.97)	$ 0.03
Extraordinary gain	0.04	—	—	—	—

Net income (loss)	$ (3.28)	$ 2.29	$ 0.81	$ (0.97)	$ 0.03
Diluted net income (loss) per share:
Before extraordinary gain	$ (3.32)	$ 2.03	$ 0.76	$ (0.97)	$ 0.03
Extraordinary gain	0.04	—	—	—	—

Net income (loss)	$ (3.28)	$ 2.03	$ 0.76	$ (0.97)	$ 0.03
Weighted average common and common
equivalent shares outstanding:
Basic	124,135	121,126	108,156	105,238	102,920
Diluted	124,135	144,228	115,527	105,238	110,820
Balance sheet data:
Cash, cash equivalents and short-term
investments	$ 205,422	$ 884,601	$ 280,947	$ 174,513	$ 213,939
Working capital	372,333	983,359	360,639	250,889	319,836
Total assets	1,886,436	2,361,754	1,146,958	850,645	1,000,597
Long term debt and capital lease
obligations (excluding current
portion)	525,673	631,055	170,884	170,540	188,467
Stockholders’ equity	$ 868,428	$1,327,668	$ 718,620	$ 517,825	$ 658,643

(1)	We operate on a 52- or 53-week fiscal year. Fiscal years 2001, 2000 and 1999 were 52-week fiscal years ending on the Sunday closest to December 31. 1998 was a 53-week fiscal year ending on the Sunday closest to December 31. Fiscal year 1997 was a 52-week fiscal year ending on the Monday closest to December 31.

(2)	The preceding table presents financial information including the fourteen acquisitions completed in fiscal 2001, 2000 and 1999. See Notes 3 and 4 of the Consolidated Financial Statements included in this report for discussions of the acquisitions, which may affect the comparability of the data.

Page 21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties that could cause our results to differ materially from those expressed or implied in the forward-looking statements. These forward-looking statements relate to future events or our future financial performance and may include statements about our prospects as well as the prospects of the semiconductor industry more generally, including without limitation, statements about the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, adequacy of cash and working capital and other liquidity risks. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in Risk Factors.

Overview

	Year Ended

(In thousands, except per share amounts)	December 30, 2001	December 31, 2000	January 2, 2000

Revenue	$ 819,192	$1,287,787	$745,042
Net Income (Loss)	(407,412)	277,308	88,130
Diluted Earnings (Loss) Per Share	$ (3.28)	$ 2.03	$ 0.76

     We recorded revenues of $819.2 million for fiscal year 2001, a decrease of 36.0% from fiscal 2000 record revenues of $1,287.8 million. Fiscal 2001 was a challenging year characterized by a fundamental slowdown in end customer demand in all the markets we serve. The first half of fiscal 2001 was characterized by inventory reduction efforts by customers that led to order cancellations and a large drop in volume. During the latter half of 2001, order cancellations returned to historical average levels with a book to bill ratio of close to 1.0. However order levels remained below 2000 levels and the levels that we were forecasting earlier in 2001. In addition, we saw some stabilization of customer inventories along with a continued shift by customers to the practice of placing orders for shipment in the same quarter. This practice of “turns” orders reduces our visibility into future sales. Throughout the year, there was continued pressure on gross margins from further declines in average selling prices (“ASP”), under utilization of factories and large provision for inventory reserves.

     On December 27, 2001, Cypress completed its acquisition of Silicon Packets, Inc. (“Silicon Packets”), a company that specializes in designing 10 Gigabit-per-second framers for OC-192/STM-64 SONET/SDH and 10G Ethernet transport solutions. Silicon Packets is part of the Non-memory business segment and the WAN/SAN market segment. The acquisition is expected to accelerate Cypress’s current schedule to develop 10 Gigabit-per-second solutions for MAN/WAN infrastructure equipment such as switches and routers. Cypress acquired Silicon Packets for total consideration of $27.3 million, including 0.7 million shares of Cypress common stock valued at $14.2 million, $7.1 million in cash, options to purchase 0.2 million shares of Cypress common stock valued at $3.2 million and direct acquisition costs of $2.8 million for underwriting, legal, valuation, accounting and regulatory fees. We may be required to make additional payments of up to $5.0 million based on the achievement of defined performance milestones. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 and, accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of December 27, 2001, the effective date of the purchase. Other than the charge for in-process research and development, Silicon Packet’s results of operations from the date of purchase to the end of the fiscal year were not significant because the acquisition was completed during the last week of the fiscal year and are therefore not included in Cypress’s consolidated results of operations for the year ended December 30, 2001.

     On September 14, 2001, Cypress completed its acquisition of In-System Design, Inc. (“ISD”), a system-on-chip design company specializing in personal communications solutions. Cypress acquired ISD for total consideration of $43.0 million, including $36.7 million in cash, options to purchase 0.3 million shares of Cypress common stock valued at $5.4 million and direct acquisition costs of $0.9 million for legal and accounting fees. We may be required to make additional payments of up to $27.5 million based on the achievement of defined performance milestones. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of September 14, 2001, the effective date of the purchase. ISD revenues of $8.8 million were included in Cypress’s consolidated results of operations for fiscal 2001. The ISD acquisition reduced net income by $6.8 million during the year, due primarily to charges of $0.8 million for in-process research and development, $2.7 million for amortization of intangibles and $2.8 million in non-cash deferred compensation charges, as well as net operating losses of $0.5 million.

     On July 3, 2001, Cypress completed its acquisition of Lara Networks, Inc. (“Lara”), a provider of high-performance, silicon-based packet processing solutions for wide area network infrastructure equipment. Cypress acquired Lara for total consideration of $200.1 million, including $185.3 million in cash, options to purchase 0.4 million shares of Cypress common stock valued at $8.1 million and direct acquisition costs of $6.7 million for underwriting, legal, valuation, accounting and regulatory fees. We may be required to pay additional compensation based on the achievement of defined performance milestones. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of July 3, 2001, the effective date of the purchase. Lara revenues of $7.5 million were included in Cypress’s consolidated results of operations during fiscal 2001. The Lara acquisition reduced net income by $18.6 million during the year, due primarily to charges of $4.6 million for in-process research and development, $2.1 million for amortization of intangibles and $8.1 million in non-cash deferred compensation charges, as well as net operating losses of $3.8 million.

     On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation (“ScanLogic”), a provider of USB controllers for embedded and PC applications. Cypress acquired ScanLogic for total consideration of $30.1 million, including $15.6 million in cash, options to purchase 0.5 million shares of Cypress common stock valued at $11.7 million, notes payable to shareholders of $1.9 million and direct acquisition costs of $0.9 million for legal and accounting fees and broker commissions. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of May 29, 2001, the effective date of the purchase. ScanLogic revenues of $7.4 million were included in Cypress’s consolidated results of operations during fiscal 2001. The ScanLogic acquisition reduced net income by $5.8 million during the year, due primarily to charges of $1.5 million for in-process research and development, $3.4 million for amortization of intangibles and goodwill and $2.6 million in non-cash deferred compensation charges and contingent cash compensation charges, which were partially offset by net operating results of $1.7 million.

     On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. (“HiBand”). HiBand is a provider of mixed-signal integrated circuits for high-speed communications markets. Cypress acquired HiBand for total consideration of $34.0 million, including 1.4 million shares of Cypress common stock valued at $28.2 million, options to purchase 0.2 million shares of Cypress common stock valued at $4.0 million, an existing $1.3 million cash advance and direct acquisition costs of $0.5 million for legal and accounting fees. The acquisition was accounted for using the purchase method of accounting. In-process research and development of $6.5 million was included in the results of operations for fiscal 2001. The acquisition reduced net income by $21.6 million during the year, due primarily to charges of $6.5 million for in process research and development, $3.8 million for the amortization of intangibles and goodwill and $6.6 million in non-cash deferred compensation charges and contingent cash compensation charges, as well as net operating losses of $4.7 million.

     On February 23, 2001, Cypress completed its acquisition of International Microcircuits, Inc. (“IMI”), a company specializing in timing technology integrated circuits for network applications. IMI’s product portfolio includes programmable clocks, electromagnetic interference suppression devices, clock distribution products and application-specific products. IMI has clock products for applications in communications, cable and DSL modems, office automation, digital cameras, DVDs and video games. Cypress acquired IMI for total consideration of $150.3 million, including $111.2 million in cash, options to purchase 1.3 million shares of Cypress common stock valued at $32.8 million, notes payable to shareholders of $3.3 million, and direct acquisition costs of $3.0 million for investment banking, legal and accounting fees. The acquisition was accounted for using the purchase method of accounting. IMI was fully integrated into Cypress’s existing timing technology business in the third quarter of fiscal 2001 and its results are no longer separately tracked. Prior to integration IMI revenues were $20.6 million and the IMI acquisition reduced net income by $42.7 million, due primarily to charges of $4.9 million for in-process research and development, $26.8 million for amortization of intangibles and goodwill and $13.9 million in non-cash deferred compensation charges, which were offset by net operating results of $2.9 million.

Results of Operations

Revenues

     Revenues for fiscal 2001 were $819.2 million, a decrease of $468.6 million or 36.4% compared to revenues for fiscal 2000. We derive our revenues from the sale of Memory products and Non-memory products, which are targeted primarily to the data communications and computation markets. During fiscal 2001, all market segments that we sold our product into were adversely impacted by the severe economic downturn that was characterized by a significant drop in end-user demand and exacerbated by excess inventory in most, if not all, of the channels. The networking markets suffered the greatest decrease in demand, followed by wireless and to a lesser extent the computing and consumer markets.

Business Segment Net Revenues

(In thousands)	2001	2000	1999

Memory	$350,908	$ 638,111	$309,002
Non-memory	468,284	649,676	436,040

Total consolidated revenues	$819,192	$1,287,787	$745,042

     Revenues from the sale of Memory products for fiscal 2001 decreased $287.2 million or 45.0% versus revenues from the sale of these products for fiscal 2000. The decrease in Memory product revenues, as compared to fiscal 2000, resulted from a 52.1% decrease in unit demand for semiconductor products particularly in the wireless and networking markets. In 2001 ASPs increased as a result of a continuing increase in the average density (Mbits/unit) of static random access memories (“RAMs”) products sold. This increase was driven by new product revenues, particularly the 4 and 8 Meg More Battery Life (“MoBL”) family of parts and the 9 Meg and 18 Meg synchronous family of static RAMs. Adjusted for this mix change, ASPs declined by 5.0% from 1999 to 2000 and by 26% from 2000 to 2001 on a same product basis.

     Revenues from the sale of Memory Products for fiscal 2000 increased $329.1 million or 106.5% over revenues from the sale of these products for fiscal 1999. The increase in Memory Product revenues, as compared to fiscal 1999, resulted from both higher ASP and an increase in unit sales. ASP grew 47.9% from fiscal 1999 to fiscal 2000 and unit sa1es increased 39.6% over the same period. The increase in unit sales in fiscal 2000 can be attributed primarily to new product revenues, particularly in the 4 Meg synchronous family, which includes the No Bus Latency (“NoBL”) static RAM, the 2 and 4 Meg MoBL and the 1 Meg micro-power family of products. The synchronous demand was driven by the surge in the networking market, while sales for MoBL and other micro-power devices were driven by growth in the cellular phone market. High ASPs resulted from strong demand for static RAMs and the continuing increase in the average density (Mbits/unit) of static RAM products sold.

     Revenues in 2001 from the sale of Non-memory products decreased $181.4 million or 27.9% when compared to revenues from the sale of these products for fiscal 2000. The decrease in Non-memory product revenues, as compared to fiscal 2000, resulted primarily from a 26.7% decrease in unit sales. The decrease in unit sales resulted from decreases in unit demand in all aspects of the networking end markets, and reduced end customer demand in the personal computer market in the first half of fiscal 2001. Demand for PC-related clock chips and USB related products recovered in the second half of the year.

     Revenues in 2000 from the sale of Non-memory products increased $213.6 million or 49.0% from 1999. The growth was predominantly unit related and can be attributed to the market acceptance of Cypress’s Physical Layer (“PHY”), data communication, clock and USB products. Key products in the portfolio include our HOTLink optical transceivers, the Roboclock family of clock buffers, our low skew and low jitter programmable clocks, our broad portfolio of specialty multi-port memories and our plug and play USB devices.

     As is typical in the semiconductor industry, ASP of products generally declines over the lifetime of the products. To increase revenues, Cypress seeks to expand its market share in the markets it currently serves and to introduce and sell new products with higher ASP. Cypress will seek to remain competitive with respect to its pricing to prevent a further decline in sales.

Cost of Revenues

     Cost of revenue as a percent of revenues for fiscal 2001 was 67.0% compared to 44.0% for fiscal 2000. The increase in cost of revenues as a percentage of revenues was caused by increased inventory reserves, under-utilization in our factories and continued declines in the ASP of memory, USB and clock devices. Cost of revenue as a percent of revenues decreased to 44.0% in fiscal 2000 from 55.0% for fiscal 1999 due to a significant increase in unit sales in 2000, resulting in a lower fixed cost per unit sold, and to the introduction of new products with higher margins.

     During the third quarter of fiscal 2001, Cypress received feedback from our customers that indicated that the downturn in sales would last longer than previously anticipated. Accordingly, we increased inventory reserves during the quarter for inventory that we did not expect to sell. Cost of revenues in the third quarter of fiscal 2001 included an unusual charge of $93.1 million for inventory reserves; during fiscal 2001, including the $93.1 million unusual charge, total net charges for inventory reserves were $125.4 million. Additional charges to cost of revenues to increase inventory reserves may be necessary in the future if demand continues to decline.

     Cost of revenues for fiscal 2000 were 43.9% of revenues, compared to 54.9% of revenues for fiscal 1999. The decrease in cost of revenues as a percent of revenues was primarily due to a significant increase in unit sales, resulting in a lower fixed cost per unit sold and to the introduction of new products with higher margins.

     Assembly and test factory utilization decreased from 75% in 2000 to 50% in 2001. Wafer fabrication factory utilization did not change significantly as we built inventory in the first half of the year anticipating a shorter downturn. When the severity and length of the downturn became clear, we restructured Cypress and took capital equipment out of service and are now holding this equipment for sale.

     ASP, on a same device basis, decreased in 2001 compared to 2000 (see Business Segment Net Revenues section above). Cypress is continuing its strong emphasis on new product development and improvements in manufacturing technologies and yields, which Cypress expects will reduce manufacturing costs and help offset some of the impact of near term margin declines.

     Property, plant and equipment with a net book value of $3.1 million were also written off to cost of revenues as one-time charges as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

Research and Development

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Revenues	$819,192	$1,287,787	$745,042
Research and development	267,522	184,471	136,858
R&D as percent of revenues	32.7%	14.3%	18.4%
One-time charges	5,500	—	—
Acquisition related compensation	25,412	3,192	254

R&D excluding acquisition related compensation and one-time charges	$236,610	$ 181,279	$136,604
R&D excluding acquisition related compensation and one-time charges as percent of revenues	28.9%	14.1%	18.3%

     Research and development (“R&D”) expenditures in fiscal 2001 increased from fiscal 2000 and fiscal 1999 as Cypress continued its effort to accelerate the development of new products and migrate to more advanced process technologies. In fiscal 2001, spending in Cypress’s design centers grew due to increased headcount and capital spending. R&D efforts associated with the acquisitions of Lara, ISD, ScanLogic, HiBand, IMI, Alation, RadioCom and Silicon Light Machines (“SLM”) also contributed to the increase in R&D expenditures in fiscal 2001. Cypress believes that its future success will depend on its ability to develop and introduce new products that will compete effectively on the basis of price, performance, and ability to address customer needs. The major focus of process technology research is the continuous migration to smaller geometries. During 2001, we were ramping our latest 0.15-micron technology in manufacturing and simultaneously transferring our 0.12-micron technology from our eight-inch R&D Fab in San Jose, California to our eight-inch manufacturing fab in Minnesota and initiating development of our 0.10-micron technology at the San Jose R&D Fab. The R&D Fab, which was converted from six-inch wafer to eight-inch wafer capability in fiscal 2000, is now compatible with our manufacturing fab in Minnesota.

     During fiscal 2001, we recorded $25.4 million in non-cash deferred stock compensation and contingent cash compensation related to acquisitions. Acquisition related compensation charged in fiscal 2001 is primarily attributed to the SLM, IMI, HiBand and Lara acquisitions.

     We recorded charges of $5.5 million in the third quarter of fiscal 2001 upon reaching an agreement to settle a patent infringement suit for $8.0 million, of which $5.5 million pertained to prior periods. The remainder relates to future product shipments and has been recorded as a prepaid asset that will be expensed over the next three years.

     Property, plant and equipment with a net book value of $1.5 million in R&D expense were also written off to R&D as one-time charges as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

Selling, General and Administrative

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Revenues	$819,192	$1,287,787	$745,042
Selling, general and administrative	165,655	153,909	113,601
SG&A as percent of revenues	20.2%	12.0%	15.2%
Acquisition related compensation	11,135	2,415	358

SG&A excluding acquisition related compensation	$154,520	$ 151,494	$113,243
SG&A excluding acquisition related compensation as percent of revenues	18.9%	11.8%	15.2%

     Selling, general and administrative (“SG&A”) expenses in fiscal 2001 increased from fiscal 2000 due primarily to increased sales and marketing headcount from our acquisitions during the year, acquisition related compensation charges and several major customer support initiatives, including expanded e-business capabilities and improvements to the web infrastructure and site. Expenses for legal and professional services related to patent infringement litigation, patent filing and tax services have also contributed to an increase in administrative costs in the periods under comparison. Lower sales commission expenses and employee bonus expenses partially offset these increases.

     SG&A expenses in fiscal 2000 increased from 1999 due primarily to increased selling and marketing expenses. The increase in selling expenses was primarily due to commission expenses, which have risen in proportion to our revenue growth. In addition, the marketing area has increased expenditures due to building a worldwide infrastructure. Legal and professional costs related to patent infringement litigation, patent filing and tax services have contributed to increases in administrative costs over the two-year period.

     During fiscal 2001, we recorded $11.1 million in non-cash deferred compensation and contingent cash compensation related to acquisitions. Acquisition-related compensation charged in fiscal 2001 is primarily attributed to the SLM, IMI, and ScanLogic acquisitions.

     Property, plant and equipment with a net book value of $1.0 million were also written off to SG&A as one-time charges as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

Acquisition and Other Non-Recurring Costs

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Amortization of intangibles	$ 71,493	$21,825	$ 9,654
In-process research and development	23,200	32,425	4,019
Other non-recurring costs	66,560	1,964	24,229

Total acquisition and other non-recurring costs	$161,253	$56,214	$37,902

     We completed six acquisitions during fiscal 2001: IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets. Acquisition costs in 2001 consisted of in-process research and development from these acquisitions and amortization of intangibles related to current and prior acquisitions. The increase in amortization from fiscal 2000 to fiscal 2001 relates primarily to the acquisitions of SLM, IMI, HiBand, ScanLogic, and Lara.

     In-process research and development charges during fiscal 2001 relate to the acquisitions of IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets, which were completed during fiscal 2001. The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at rates ranging from 25% to 30%. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara, 10% to 70% for ISD and 9% to 87% for Silicon Packets. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of December 30, 2001, the actual development timelines and costs are in line with management’s estimates.

     Non-recurring charges recorded during fiscal 2001 were $66.6 million. These charges relate primarily to an impairment loss of $65.9 million. Based on a review of the intangibles related to our acquisitions and other long-lived assets, we recognized an impairment loss of $65.9 million, the amount by which the carrying value of the acquired existing technology and pro-rata portion of the related goodwill exceeded the present value of the estimated future cash flows of the existing technology of SLM, a part of the Non-memory business segment. During 2001, the optical market in which SLM participates has experienced a severe economic downturn. Reduced demand for SLM’s products places increased risk on the future revenue streams anticipated from the existing display and monitor technology. Other non-recurring charges recorded during fiscal 2001 included a $0.7 million charge related to the settlement of an intellectual property dispute.

     During fiscal 2000, Cypress recorded acquisition and merger-related costs of $54.2 million. Costs of $39.9 million were incurred in relation to the acquisition of SLM, which was completed on August 30, 2000. SLM acquisition costs consisted of $30.5 million for in-process research and development, and $9.4 million for the amortization of intangible assets. Additional costs related to the amortization of intangible assets from the acquisitions of Anchor Chips, Inc. (“Anchor”), Arcus Technology (USA) and Arcus Technology (India) Limited (referred to as “Arcus” on a combined basis), the MAX 5000 Programmable Logic Device (“PLD”) product line from Altera, and RadioCom were $8.9 million. Acquisition costs of $3.4 million were incurred in relation to the acquisitions of Galvantech, Alation, and RadioCom, which consist primarily of non-cash deferred compensation charges, legal, accounting and investment banking fees. In addition, Cypress recorded $2.0 million for in-process research and development due to the acquisition of RadioCom. Cypress incurred a one-time charge of $2.0 million in the second quarter of fiscal 2000 due to the acceleration of contractual obligations related to the Arcus acquisition.

     During fiscal 1999, Cypress recorded $37.9 million in merger and acquisition and other non-recurring costs. One-time, non-recurring costs were $24.2 million, which included a $12.3 million write-off of a manufacturing asset that was not being used and was subsequently scrapped, and an $11.9 million one-time compensation charge associated with retention and performance payments to key employees in December 1999. Acquisition related costs incurred during fiscal 1999 were $13.7 million. In the first quarter of fiscal 1999, Cypress recorded one-time charges of $3.8 million associated with the merger with IC WORKS. These charges were for investment banking fees and other professional fees. Cypress also recorded $8.8 million in costs associated with the purchase of Anchor and Arcus consisting of $4.0 million for in-process technology, $1.6 million for transaction costs and $3.2 million in amortization of intangible assets. During the fourth quarter of fiscal 1999, Cypress acquired Altera’s MAX 5000 Programmable Logic Device product line and its equity interest in Cypress’s wafer fabrication facility in Round Rock, Texas. As part of the transaction, Cypress recorded intangible assets associated with the product rights and incurred a charge of $0.3 million for the amortization of these intangibles. Transaction costs and non-cash compensation costs incurred for other acquisitions were $0.8 million.

Restructuring

     On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce, and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which Cypress operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of 2001, Cypress recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel. Cypress expects to recognize a benefit of up to $12.0 million per quarter from lower depreciation and payroll costs in future periods. However, the net benefit to the Statement of Operations will be much less since we are operating at lower output rates and not building inventory that would have otherwise improved the operating results through greater absorption of costs.

The following table summarizes the restructuring reserve and charges for the year ended December 30, 2001.

(In thousands)	Provision	Non-Cash Charges	Cash Charges	Reserves And Write-Downs at 12/30/2001

Property, plant & equipment	$113,350	$ 7,269	$1,619	$104,462
Leased facilities	4,079	—	213	3,866
Personnel	14,684	9,056	4,243	1,385

Total	$132,113	$16,325	$6,075	$109,713

The following paragraphs describe in more detail the components of the restructuring charges.

     Restructuring costs related to property, plant and equipment amounted to $113.4 million. In sizing Cypress to meet future demand, Cypress has taken out of service and is holding for sale manufacturing assets with a net book value of $122.1 million. The charge represents the difference between the net book value of the assets less the estimated amount to be realized upon sale of the equipment, net of the estimated cost to dispose of the equipment. This amount has been recorded as a reduction in the carrying amount of the assets. The restructuring affects our facilities in Minnesota, Texas, California and the Philippines. If the actual amount realized upon the sale of equipment is less than estimated, we would incur an additional charge to earnings. Property, plant and equipment sales and/or dispositions are expected to be completed within one year. In each case, the asset was removed from service prior to September 30, 2001.

     During the quarter ended September 30, 2001, Cypress incurred a $4.1 million restructuring charge for three excess leased facilities. The costs to terminate or sublease these facilities are estimated to be approximately $4.1 million, which is included in other current liabilities. This estimate is based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Costs will be incurred over the remaining terms of the leases, the longest of which is three years.

     Cypress implemented a reduction in force that affected employees at all significant locations. Under the restructuring plan, Cypress announced in July 2001 that it would terminate the employment of several hundred persons. Those individuals were notified in July that their employment would cease on September 30, 2001. Cypress has terminated the employment of 714 persons, of whom 709 employees had left Cypress as of December 30, 2001. The remainder will be leaving during the next six months after the completion of certain projects in which they are involved.

     Personnel costs related to the reduction in force amounted to $14.7 million. Severance and related employee benefit costs amounted to $5.8 million. For those persons whose employment ended on September 30, 2001, severance costs were paid at that time. For persons leaving subsequent to September 30, 2001, severance costs will be paid at the time of their separation. In addition, effective August 14, 2001, the Cypress Board of Directors made a one-time decision to extend for those terminated employees the stock option exercise period from one month to twelve months after termination. Cypress recorded non-cash stock compensation expense of $8.9 million for this modification during the quarter ended September 30, 2001.

     During fiscal 2000, we reversed $0.5 million of previously provided restructuring costs related to the decision to close down our wafer fab located in San Jose, California. We determined in the second quarter of fiscal 2000 that no outstanding commitments related to this restructuring remained.

     During fiscal 1999, we recorded restructuring credits of $3.8 million, which included a reversal of $3.1 million of the 1998 restructuring reserve. The reversed charges of $2.5 million primarily related to excess accruals for severance and other employee related charges. We also reversed $0.6 million of excess fixed asset write-downs from the 1998 restructuring. In addition, during fiscal 1999, Cypress reversed $0.7 million of excess fixed assets write-downs of the 1996 restructuring.

Interest Income, Interest Expense and Other Income and (Expense), Net

     Interest income, interest expense and other income and (expense), net, was $15.2 million for fiscal 2001 compared to $41.3 million for fiscal 2000 and $43.6 million for fiscal 1999. Interest income and other, net, includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-operating items.

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Interest income	$ 48,231	$ 59,152	$ 18,297
Interest expense	(22,398)	(23,633)	(9,643)
Other income and (expense), net	(10,652)	5,812	34,908

Total interest income, interest expense and other income and (expense), net	$ 15,181	$ 41,331	$ 43,562

     Interest income decreased $10.9 million or 18.5% when comparing fiscal 2000 to 2001. This decrease in interest income in 2001 compared to 2000 is primarily due to lower average cash and investment balances in fiscal 2001. Interest income increased $29.9 million or 163.6% when comparing fiscal 1999 to 2001. This increase is primarily due to higher average cash and investment balances in fiscal 2001 than in fiscal 1999.

     Interest expense was $22.4 million for fiscal 2001, compared to $23.6 million for fiscal 2000 and $9.6 million for fiscal 1999. Interest expense in fiscal 2001 is primarily associated with the 4.0% Convertible Subordinated Notes (“4.0% Notes”), issued in January 2000, due in 2005, and the 3.75% Convertible Subordinated Notes (“3.75% Notes”), issued in June 2000, due in 2005. The decrease in interest expense in fiscal 2001 compared to fiscal 2000 is primarily associated with a reduction in interest expense due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.0% Convertible Subordinated Notes (“6.0% Notes”), issued in September 1997, due in 2002. The increase in interest expense from fiscal 1999 to fiscal 2001 is due to interest expense associated with the 4.0% Notes and 3.75% Notes which were issued in January and June of fiscal 2000, respectively. The increase in interest expense was partially offset by a reduction in interest expense due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.0% Notes.

     Other income (expense), net of $(10.6) million, for fiscal 2001 primarily reflects a $8.9 million write-down of long-term investments, and $3.3 million related to the amortization of bond issuance costs. Cypress took a charge in the third quarter of fiscal 2001 to reduce the carrying value of two long-term investments including startup, development stage and technology companies to their estimated net realizable values. These investments were reduced by $1.5 million and $7.4 million to $1.5 million and $4.2 million, respectively. Other income and (expense), net, for fiscal 2000 primarily reflects a $5.0 million gain on the sale of the Fast CMOS Technology (“FCT”) product line and a $4.5 million gain on the disposal of assets partially offset by other items. Other income and (expense), net, for fiscal 1999 included a $36.2 million gain from the sale of a certain investment. Other components of other income and (expense), net include $1.0 million related to the amortization of bond issuance costs, and $0.2 million in foreign exchange gains in 1999.

Taxes

     Cypress’s effective tax rates for fiscal years 2001, 2000 and 1999 were (6.8%), 25.0%, and 7.4%, respectively. A tax benefit of ($29.8) million was realized during fiscal 2001 compared to expenses of $92.9 million and $7.0 million during fiscal 2000 and fiscal 1999, respectively. The fiscal 2001 tax benefit was attributable primarily to current year net operating losses; however, the tax benefit of these losses was limited, under generally accepted accounting principles, since there is uncertainty as to whether the full benefit of these losses may be realized. Accordingly, the valuation allowance against the net deferred tax assets increased from zero to $60.3 million from fiscal 2000 to 2001, as Cypress believes it is more likely than not that the net deferred tax asset will not be realized. Management’s assessment was based on the losses incurred in 2001 and Cypress’s projections for future periods. The valuation allowance against net deferred tax assets decreased from $42.6 million to $0.0 million from fiscal 1999 to fiscal 2000, as Cypress believed it would realize the tax benefit of all of its deferred tax assets. Management’s assessment was based on Cypress’s profitability and forecasts for future periods.

     As compared to the effective tax rate in fiscal 2000, the fiscal year 2001 effective tax rate was also affected by non-deductible in-process research and development charges and acquisition charges offset by research and development tax credits. Cypress’s effective tax rate varies from the U.S. statutory rate primarily due to utilization of loss carryovers, earnings of foreign subsidiaries taxed at different rates, and tax credits. Cypress’s global operations involve manufacturing, research and development, and selling activities outside the U.S. Cypress’s operations outside the U.S. are in certain countries that impose a statutory tax rate higher than the U.S., as well as countries that impose a lower statutory tax rate than the U.S. U.S. tax has not been provided on profits from certain non-U.S. sales, until such profits are repatriated back to the U.S. Overall, we expect our foreign earnings to be taxed at a rate lower than the statutory tax rate in the U.S.

Extraordinary Gain

     In the fourth quarter of fiscal 2001, we retired a total of $52.8 million principal of our $287.5 million 3.75% Notes, for $44.6 million, resulting in a pre-tax net gain of $7.2 million. The net after-tax gain of $4.3 million was recorded as an extraordinary gain.

Pro Forma Earnings (Loss) (previously referred to as Earnings Before Goodwill)

     In addition to our financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), we provide our stockholders with pro forma financial information. We believe that our presentation of pro forma results is a useful addition to information provided to our investors. Our presentation of pro forma information excludes non-cash expenses resulting from acquisition or issuance of stock options, cash charges for payments based on the achievement of certain performance milestones under acquisition agreements, as well as unusual or infrequent expenses or credits that are not directly attributable to our ongoing operations and are expected to be incurred over a limited period of time. Because of these exclusions, our pro forma presentation is not in accordance with GAAP. Additionally, our presentation of pro forma information may not be consistent with that of other companies. PRO FORMA INFORMATION IS NOT, AND SHOULD NOT BE CONSIDERED, A SUBSTITUTE FOR FINANCIAL INFORMATION PREPARED IN ACCORDANCE WITH GAAP. We recognize that we must be consistent in our identification of unusual or infrequent items including both favorable and unfavorable items that meet these criteria.

     We continuously review our pro forma practices to improve the presentation of our pro forma results. We have historically referred to our pro forma net income (loss) as “earnings before goodwill” or “EBG.” Pursuant to our on-going review, we will now refer to this information as pro forma net income or loss. This change will make us more consistent with other companies that provide pro forma financial results.

     Also, as a result of our on-going review, we decided not to adjust earnings or losses for any inventory adjustments in determining pro forma earnings. This change will be reflected currently and in all future periods and is reflected in the 2001 information included below. Previously, we added back to our net (loss) a $93.1 million (before tax) charge for inventory reserves in calculating our pro forma net loss for the third quarter of 2001 as reported in both our third quarter 2001 press release and in our quarterly report on form 10-Q for that quarter and in calculating our pro forma net income presentation in our 2001 annual earnings press release issued in January 2002. We have not added this charge back to our earnings in the calculation below. As a result, our reported 2001 pro forma net income of $2.2 million (as reported in our press release) has been reduced to a pro forma net loss of $77.4 million.

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Net income (loss)	$(407,412)	$ 277,308	$ 88,130
Goodwill and acquisition costs(1)	135,773	62,082	39,396
Restructuring costs (credits) (2)	132,113	(485)	(3,811)
Write-downs of certain investments and intangibles (3)	74,810	—	—
Gains on sales of certain assets (4)	—	(11,630)	(36,237)
Unusual costs (5)	11,776	1,898	—
Tax effects of pro forma adjustments	(20,075)	63	632

Income (loss) before extraordinary gain	(73,015)	329,236	88,110
Extraordinary gain net of taxes	(4,345)	—	—

Pro forma earnings (loss) (6)	$(77,360)	$ 329,236	$ 88,110

(1)	In-process technology, non-cash stock compensation costs, cash charges based on the achievement of milestones under acquisition agreements, and the amortization of intangible assets and goodwill related to those acquisitions.

(2)	In 2001 charges related to the resizing of facilities including the writing off of property, plant and equipment, the reduction in personnel, and exiting certain leased facilities

(3)	An impairment loss related to a wholly owned subsidiary (SLM) and the write-down of two long-term investments.

(4)	Non-operating gains related to the sale of certain assets and investments.

(5)	Unusual or one-time charges to reflect the result of a physical count of property, plant and equipment, settlement of legal disputes and the write-off of bond costs.

(6)	For purposes of pro forma earnings as discussed, Cypress’s effective tax rates for the fiscal years 2001, 2000, and 1999, were 14.2%, 22.0%, and 5.0%, respectively.

Page 30

This information should be read in conjunction with our audited financial statements prepared in accordance with GAAP included in Item 8 of this report.

Liquidity and Capital Resources

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Cash, cash equivalents and short-term investments	$205,422	$ 884,601	$280,947
Working capital	372,333	983,359	360,639
Long-term debt and capital lease obligations
(excluding current portion)	525,673	631,055	170,884
Stockholders’ equity	868,428	1,327,668	718,620
Net cash flow generated from operating activities	$ 95,148	$ 521,097	$157,622

     Cypress’s cash, cash equivalents and short-term investments totaled $205.4 million at December 30, 2001, a $679.2 million decrease from the end of fiscal 2000. Working capital decreased $611.0 million during the same period. These decreases are attributed primarily to net cash flows from our investing and financing activities.

     During fiscal 2001, cash provided by operating activities of $95.1 million was primarily attributed to changes in working capital of $70.0 million and earnings less non-cash items.

     Net cash flows used in investing activities of $322.5 million, for fiscal 2001 related primarily to the use of $352.1 million in cash for the acquisitions of IMI, ScanLogic, Lara, ISD and Silicon Packets, net of cash acquired, $176.8 million for the purchases of property, plant and equipment and $117.2 million for loans made by Cypress to employees under the stockholder-approved Stock Purchase Assistance Plan (“SPAP”). Purchases of investments totaled $183.2 million during fiscal 2001, while investments, which were sold or matured, totaled $502.7 million.

     Net cash flows used for financing activities were $213.6 million during fiscal 2001. Repurchases of common stock were $190.5 million, redemption of convertible debt was $45.4 million and purchases of private placement equity options, net were $13.9 million. These cash outflows were offset primarily by cash inflows of $10.6 million related to the premiums received from the writing of stock put options and $30.8 million related to the issuance of common shares from the exercise of options or purchases through the Employee Stock Purchase Program (“ESPP”).

     During fiscal 2001, Cypress purchased $176.8 million in capital equipment, a $161.9 million decrease from the $338.7 million purchased in 2000, and a $62.4 million increase from the $114.4 million purchased in 1999. Cypress purchased equipment for its domestic wafer fabrication plants, its assembly and test facility in the Philippines, its back-end manufacturing subcontractors and its design and technology groups. Capital expenditures in 2002 are expected to be slightly lower when compared to 2001 and will primarily be on projects which increase wafer manufacturing, assembly and test, and research and design capabilities. In fiscal 2002, Cypress expects to purchase approximately $165 million in capital equipment.

     For the year ended December 31, 2000, cash provided by operating activities of $521.1 million was primarily attributable to earnings of $277.3 million, tax benefits from stock options of $56.7 million, acquired in-process research and development of $32.4 million, depreciation and amortization of $150.7 million and changes in working capital of $2.0 million.

     Net cash flows used in investing activities of $642.8 million, for fiscal 2000 related primarily to purchases of investments, which totaled $492.9 million and purchases of property, plant and equipment of $338.7 million. Investments, which were sold or matured totaled $181.0 million in fiscal 2000.

     For the year ended January 2, 2000, cash provided by operating activities of $157.7 million was primarily attributable to earnings of $88.1 million, depreciation and amortization of $109.9 million, gain on sale of investment of $36.2 million, loss on write down of assets of $11.0 million, tax benefits from stock options of $13.7 million and changes in working capital of $15.2 million.

     On January 31, 2000, Cypress filed a registration statement on Form S-3 with the Securities and Exchange Commission. Under this shelf registration statement, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. At December 30, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

     On June 26, 2000, Cypress completed a $287.5 million registered-placement of 5-year convertible subordinated notes. The notes are due in 2005, with a coupon rate of 3.75% and an initial conversion premium of 27.0%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003.

     On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in 2005, with a coupon rate of 4.00% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003.

     Cypress has entered into several synthetic operating lease agreements for manufacturing and office facilities. Synthetic leases are leases that qualify as capital leases for tax purposes, but qualify as operating leases for financial reporting. As such, synthetic leases represent a form of “off balance sheet” financing. The synthetic leases to which Cypress is a party require periodic payments that vary based on the London Interbank Offering Rate (“LIBOR”), plus a spread. Each of these leases provide Cypress with an option for renewal at mutually agreed upon terms, to acquire the property at the lessor’s cost or to arrange for the property to be acquired by a third party at market value. If Cypress had exercised its right to purchase all the off balance sheet leases at December 30, 2001, it would have been required to make a payment and record assets totaling $76.3 million. Cypress is required to maintain restricted cash or investments to serve as collateral for these leases. As of December 30, 2001, the amount of restricted cash recorded was $75.0 million, which was classified as a non-current asset on the consolidated balance sheet. The leases also contain financial covenants. Cypress was not in compliance with the financial covenants of one of the agreements at December 30, 2001. In February 2002, Cypress obtained a waiver for this default and renegotiated the covenants for future periods. While Cypress expects to maintain compliance with the covenants, our ability to meet these financial covenants can be effected by events beyond its control and we cannot assure you that we will meet these covenants in the future.

     At December 30, 2001, Cypress had purchase commitments aggregating $33.4 million, principally for manufacturing equipment, and facilities and bulk gas and nitrogen. These commitments relate to purchases to be made in 2002 of $29.9 million and the remainder is committed through 2008.

     In June 1997, Cypress borrowed 700 million yen at 2.1% from Sumitomo Bank — Japan in order to set up and fund our Japanese business operations. Borrowing under this arrangement, which aggregated $5.8 million at December 30, 2001, are due in fiscal 2003.

     In the next twelve months the current economic downturn may negatively impact cash and cash equivalent balances and cash flow from operations; however, Cypress believes that existing cash, cash equivalents and investments, and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. Beyond twelve months, a continuation of the economic downturn, changes in market demand and the possible need to change manufacturing capacity and capability, may cause Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

Below is a summary of fixed payments related to certain contractual obligations, including off balance sheet arrangements. Payment timing may be subject to change.

	Payments Due by Period

(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Convertible subordinated notes
-including interest	$593,515	$ 21,112	$40,242	$532,161	—
Operating leases, including synthetic leases	66,235	20,297	31,938	11,829	2,171
Purchase commitments	33,448	29,934	1,990	762	762
Customer advances	65,058	30,497	34,561	—	—
Sumitomo Bank- Japan
-including interest	5,791	—	5,791	—	—

Total	$764,047	$101,848	$114,522	$544,752	$2,933

Page 32

Critical Accounting Policies

     Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements included in this report and the data used to prepare them. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, product returns, reserves for doubtful accounts receivable and employee loans, inventories, long-lived assets, investments, restructuring charges, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue Recognition

     We generate revenue by selling our products to original equipment manufacturers and distributors. Our policy is to recognize revenue from sales to customers when title and the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

     We allow certain distributors, primarily based in the United States, extensive rights of return and other credits for price protection. Given the uncertainties associated with the levels of returns and other credits issuable to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Our method of deferral is based on certain assumptions, including average gross margins. If actual results differ from our estimates, future operating results could be adversely affected.

Sales to certain other primarily non-US based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale. We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions within the semiconductor industry. At December 30, 2001 and December 31, 2000 our reserves for sales returns were $3.6 million and $4.2 million, respectively.

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 30, 2001 the allowance for doubtful accounts was $3.7 million and at December 31, 2000 it was $2.0 million.

Accounting for income taxes

     We record a valuation allowance to reduce our net deferred tax asset to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period such determination would be made. We have recorded a valuation allowance against our net deferred tax asset of $60.3 million at December 30, 2001 and $0.0 million at December 31, 2000.

Valuation of Inventory

     We write down our inventory for “lower of cost or market” reserves, aged inventory reserves, obsolescence reserves and research and development reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device and when individual parts have been in inventory for greater than six months. Our inventories represent high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs. Likewise, if we sell more inventory, or at more favorable prices than we have forecasted, our future margins may be higher.

Valuation of Long-Lived Assets

     Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities.

     We estimate the useful life of our manufacturing equipment, which is the largest component of our long-lived assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded amounted to $94 million at December 30, 2001 and $119 million at December 31, 2000.

     Our other long-lived assets are principally comprised of intangible assets from acquisitions accounted for under the purchase method.

     We assess the impairment in value to our company of long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry trends;

•	significant underutilization of the assets;

•	significant changes in how we use the assets or our plans for their use;

•	underperformance relative to historical or projected future operating results; and

•	significant changes in company strategy.

     If our review determines the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value we will reduce the carrying values of these assets down to our estimate of fair market value and continue depreciating them over their remaining useful lives. Our estimates of fair market value are generally based on discounted cash flow analyses or outside appraisals.

Subsequent Events

     In January 2002 the Department of Commerce revoked a 1998 antidumping order that had been imposed on SRAMs fabricated in Taiwan and imported into the United States. The Customs Service was ordered to refund, with interest, all duties deposited under the 1998 antidumping order. Between 1998 and 2001 Cypress incurred $10.3 million to costs of revenues for such duties. As of February 28, 2002, Cypress has received $4.0 million of the refund and expects $8.0 million during the remainder of 2002. The refunds will be recorded as an offset to cost of revenues and the interest will be recorded as interest income as received.

     During 2001, the Board of Directors authorized the repurchase of up to $143.8 million of 3.75% Convertible Subordinated Notes. In January 2002, we repurchased a total principal amount of $30.0 million for $25.4 million, resulting in a pre-tax net gain of $3.9 million. The net after-tax gain will be recorded as an extraordinary item in the 2002 consolidated statements of operations. Cumulatively we have repurchased $82.8 million in principal.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS No. 142, Cypress will be required to perform a transitional goodwill impairment assessment. Cypress will adopt SFAS No. 142 in fiscal 2002. Cypress has not yet determined what impact SFAS No. 142 will have on our results of operations and financial position. In accordance with FAS No. 142, Cypress has not amortized goodwill on acquisitions completed after July 1, 2001. Cypress will stop amortizing goodwill for all other acquisitions on December 31, 2001 (the first day of fiscal 2002). Goodwill amortization was $34.4 million in 2001.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which Cypress will adopt in fiscal 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Cypress does not expect the adoption of SFAS No. 143 to have a significant impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and portions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. While SFAS No. 144 carries forward many of the provisions of SFAS No. 121 and APB Opinion No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. Cypress will adopt SFAS No. 144 in fiscal 2002. Cypress does not expect the adoption of FAS No. 144 will have a significant effect on its results of operations or financial condition.

     In December 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF Issue No. 01-09 generally requires companies to present consideration given to a customer as a reduction of revenue. EITF Issue No. 01-09 will be adopted in the first quarter of 2002 and will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

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

     A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and EURO. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Based on Cypress’s overall currency rate exposure at December 30, 2001, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress’s financial position, results of operations and cash flows over the next fiscal year.

     All of the potential changes noted above are based on sensitivity analyses performed on Cypress’s balances as of December 30, 2001.

Equity Options

     At December 30, 2001, Cypress had outstanding a series of equity options (on Cypress common stock) in the amount of $26.0 million. The options require physical settlement and expire in March and June 2002. Upon expiration of the options, if Cypress’s stock price is above the trigger price, Cypress will have its capital returned with a premium. If below the trigger price, Cypress will receive a specified number of shares of Cypress common stock instead of a return of capital. The range of the trigger prices is $20.60 – $23.42. The transaction is recorded in stockholders’ equity in the accompanying consolidated balance sheet.

     At December 30, 2001, Cypress had outstanding 250,000 put options (on Cypress common stock) with a $14.58 strike price. Upon expiration of the options, if Cypress’s stock price is below the strike price, Cypress could take delivery of the underlying shares and be required to pay $3.6 million. If above the strike price, Cypress will have no further obligations. The transaction is recorded in stockholders’ equity in the accompanying consolidated balance sheet.

Investments in Development Stage Companies

     Cypress has also invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. At December 30, 2001, Cypress had invested $15.2 million, directly or indirectly, in development stage companies, all of which could be lost if the companies are not successful.

Stock Purchase Assistance Plan

     Cypress has loaned $117.2 million to employees under the shareholder-approved Stock Purchase Assistance Plan for the purpose of purchasing Cypress common stock (see Note 11 to the Consolidated Financial Statements). Each loan was evidenced by a full recourse promissory note executed by the employee in favor of Cypress and was secured by all of the employee’s assets, as well as, a pledge of the shares of our common stock purchased with the proceeds of the loan. Cypress maintains an allowance for doubtful accounts. For the period ending December 30, 2001, Cypress has written off $6 thousand of such loans. If the price of Cypress common stock declined from its year end level of $20.62 by 10%, Cypress’s exposure to loans with the underlying common stock collateral worth less than the face value of the notes would be $6.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (In thousands, except per-share amounts)

ASSETS

	December 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 109,999	$ 551,025
Short-term investments	95,423	333,576

Total cash, cash equivalents and short-term investments	205,422	884,601
Accounts receivable, net	97,817	193,525
Inventories, net	73,268	104,935
Other current assets	250,328	99,725

Total current assets	626,835	1,282,786

Property, plant and equipment, net	499,795	571,475
Other assets	759,806	507,493

Total assets	$ 1,886,436	$ 2,361,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 73,916	$ 95,735
Accrued compensation and employee benefits	62,669	61,379
Other current liabilities	104,691	60,108
Deferred income on sales to distributors	11,926	34,084
Income taxes payable	1,300	48,121

Total current liabilities	254,502	299,427

Convertible subordinated notes	517,700	570,500
Deferred income taxes and other tax liabilities	203,272	103,604
Other long-term liabilities	42,534	60,555

Total liabilities	1,018,008	1,034,086

Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none
issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 250,000 shares authorized;
139,052 and 136,895 issued; 121,495 and 125,659 outstanding at
December 30, 2001 and December 31, 2000	1,391	1,369
Additional paid-in-capital	1,162,642	1,008,211
Deferred stock compensation	(53,141)	(10,360)
Accumulated other comprehensive income	2,722	—
Retained earnings	103,860	513,649

	1,217,474	1,512,869
Less: shares of common stock held in treasury, at cost; 17,557 shares and
11,236 shares at December 30, 2001 and December 31, 2000	(349,046)	(185,201)

Total stockholders’ equity	868,428	1,327,668

Total liabilities and stockholders’ equity	$ 1,886,436	$ 2,361,754

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 37

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts)

	Year Ended
	December 30, 2001	December 31, 2000	January 2, 2000
Revenues	$ 819,192	$ 1,287,787	$ 745,042

Cost of revenues	552,267	564,839	408,885
Research and development	267,522	184,471	136,858
Selling, general and administrative	165,655	153,909	113,601
Acquisition and other non-recurring costs	161,253	56,214	37,902
Restructuring	132,113	(485)	(3,811)

Total operating costs and expenses	1,278,810	958,948	693,435

Operating income (loss)	(459,618)	328,839	51,607
Interest income	48,231	59,152	18,297
Interest expense	(22,398)	(23,633)	(9,643)
Other income and (expense), net	(10,652)	5,812	34,908

Income (loss) before income taxes and extraordinary gain	(444,437)	370,170	95,169
(Provision) benefit for income taxes	32,680	(92,862)	(7,039)

Net income (loss) before extraordinary gain	(411,757)	277,308	88,130
Extraordinary gain (net of tax of $2,896)	4,345	—	—

Net income (loss)	$ (407,412)	$ 277,308	$ 88,130

Basic net income (loss) per share:
Before extraordinary gain	$ (3.32)	$ 2.29	$ 0.81
Extraordinary gain (net of tax)	0.04	—	—

Net income (loss)	$ (3.28)	$ 2.29	$ 0.81

Diluted net income (loss) per share:
Before extraordinary gain	$ (3.32)	$ 2.03	$ 0.76
Extraordinary gain (net of tax)	0.04	—	—

Net income (loss)	$ (3.28)	$ 2.03	$ 0.76

Weighted average common and common equivalent shares outstanding:
Basic	124,135	121,126	108,156
Diluted	124,135	144,228	115,527

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 38

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income	Earnings	Stock	Equity
Balances at January 3, 1999	100,819	$1,141	$ 476,821	$(1,961)	$ —	$ 175,669	$(133,845)	$ 517,825
Cypress (Galvantech) activities for the
quarter ended March 31, 1999	—	—	—	—	—	232	—	232
Re-issuance of treasury shares and
issuance of common stock under employee
stock plans and other	13,292	50	40,265	—	—	(27,690)	91,914	104,539
Tax benefit resulting from stock option
transactions	—	—	13,772	—	—	—	—	13,772
Notes receivable from stockholders	—	—	(8,186)	—	—	—	—	(8,186)
Conversion of note payable into common
stock	—	—	300	—	—	—	—	300
Compensation expense to outside
consultants	—	—	234	—	—	—	—	234
Provision for and amortization of deferred
compensation	—	—	1,745	29	—	—	—	1,774
Net income for the year	—	—	—	—	—	88,130	—	88,130

Balances at January 2, 2000	114,111	1,191	524,951	(1,932)	—	236,341	(41,931)	718,620

Issuance of common stock in relation
to acquisitions	3,513	35	186,390	(15,053)	—	—	—	171,372
Repurchase of common stock
under stock repurchase program	(6,256)	—	—	—	—	—	(143,270)	(143,270)
Issuance of common stock under
employee stock plans and other	7,519	75	67,891	—	—	—	—	67,966
Issuance of common stock due to
conversion of notes	6,772	68	159,918	—	—	—	—	159,986
Amortization of deferred
compensation	—	—	—	6,625	—	—	—	6,625
Notes receivable from stockholders	—	—	6,040	—	—	—	—	6,040
Premiums received from issuance
of put options	—	—	6,288	—	—	—	—	6,288
Tax benefit resulting from stock option
transactions	—	—	56,733	—	—	—	—	56,733
Net income for the year	—	—	—	—	—	277,308	—	277,308

Balances at December 31, 2000	125,659	1,369	1,008,211	(10,360)	—	513,649	(185,201)	1,327,668

Issuance of common stock in
relation to acquisitions	2,157	22	107,566	(42,140)	—	—	—	65,448
Repurchase of common stock under stock
repurchase program	(9,534)	—	—	—	—	—	(190,459)	(190,459)
Re-issuance of treasury shares and
issuance of common stock under employee
stock plans and other	3,213	—	6,604	—	—	(2,377)	26,614	30,841
Provision for and amortization of
deferred stock compensation	—	—	42,676	(641)	—	—	—	42,035
Notes receivable from stockholders	—	—	871	—	—	—	—	871
Premiums received from issuance
of put options	—	—	10,648	—	—	—	—	10,648
Structured purchase of options, net	—	—	(13,934)	—	—	—	—	(13,934)
Other comprehensive income	—	—	—	—	2,722	—	—	2,722
Net loss for the year	—	—	—	—	—	(407,412)	—	(407,412)

Balances at December 30, 2001	121,495	$1,391	$ 1,162,642	$(53,141)	$2,722	$ 103,860	$(349,046)	$ 868,428

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 39

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended
	December 30, 2001	December 31, 2000	January 2, 2000
Cash flow from operating activities:
Net income (loss)	$(407,412)	$ 277,308	$ 88,130
Adjustments to reconcile net income (loss) to net cash
generated by operating activities:
Depreciation and amortization	249,003	150,704	109,920
Acquired in-process research and development	23,200	32,425	4,019
Extraordinary gain on early retirement of debt	(4,345)	—	—
Loss on write down of assets	—	—	11,047
Deferred gain on sale of fixed assets	—	—	(3,959)
Gain on sales of assets	—	(5,000)	(36,237)
Restructuring costs (credits)	115,333	(485)	(3,811)
Other non-recurring costs	80,436	1,964	—
Tax benefit resulting from stock option transactions	—	56,733	13,722
Deferred income taxes	(31,085)	5,434	(9,971)
Changes in operating assets and liabilities, net of affects of acquisitions:
Accounts receivable, net	102,262	(89,166)	(30,416)
Inventories, net	40,718	(7,162)	(30,149)
Other assets	(7,197)	(14,367)	(13,507)
Accounts payable, accrued and other liabilities	(43,454)	71,876	58,676
Deferred income	(22,158)	13,023	7,221
Income taxes payable	(153)	27,810	(7,002)

Net cash flow generated from operating activities	95,148	521,097	157,683

Cash flow from investing activities:
Purchase of investments	(183,168)	(492,855)	(218,383)
Sale or maturities of investments	502,658	181,018	66,872
Acquisition of property, plant and equipment	(176,793)	(338,740)	(114,364)
Cash paid for acquisitions	(352,096)	—	(41,726)
Proceeds from sale of investment	—	7,500	36,237
Issuance of notes to employees, net	(117,220)	—	—
Proceeds from sale of equipment	4,132	325	16,179

Net cash flow used for investing activities	(322,487)	(642,752)	(255,185)

Cash flow from financing activities:
Issuance of convertible subordinated notes, net of
issuance costs	—	554,812	—
Redemption of convertible debt	(45,406)	—	—
Repurchase of common stock	(190,459)	(143,270)	—
Re-issuance of treasury shares and issuance of common
stock	30,841	63,538	116,982
(Issuance) repayment of notes to stockholders, net	871	6,040	(8,186)
Premiums received from put options	10,648	6,288	—
Structured purchase of options, net	(13,934)	—	—
Other liabilities, including minority interest	(6,248)	17,566	(1,257)

Net cash flow generated from (used for) financing activities	(213,687)	504,974	107,539

Net change in cash during the period due to mergers
and acquisitions	—	8,618	(2,339)
Net increase (decrease) in cash and cash equivalents	(441,026)	391,937	7,698
Cash and cash equivalents, beginning of year	551,025	159,088	151,390

Cash and cash equivalents, end of year	$ 109,999	$ 551,025	$ 159,088

Supplemental disclosures:
Cash paid (received) during the year for:
Interest	$ 23,559	$ 15,734	$ 9,626
Income taxes	$ (9,778)	$ 15,252	$ 5,467
Non-cash flow items:
Common stock and options issued for acquisitions	$ 107,588	$ 186,425	$ 6,200

The accompanying notes are an integral part of these Consolidated Financial Statements. Page 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

     Cypress — Cypress Semiconductor Corporation (“Cypress”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computation, consumer products, and industrial control. With a focus on emerging communications applications, Cypress’s product portfolios include: networking-optimized and micro-power static RAMs; high-bandwidth multi-port and FIFO memories; datacom products; high-density programmable logic devices; timing technology for PCs and other digital systems; and controllers for Universal Serial Bus (“USB”).

     Cypress’s operations outside of the U.S. include its assembly and test plant in the Philippines and several sales offices and design centers located in various parts of the world. Revenues to international customers were 50%, 49% and 49% of total revenues in 2001, 2000 and 1999, respectively.

     The consolidated financial statements include the accounts of Cypress and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year — The Cypress fiscal year ends on the Sunday closest to December 31. Fiscal years 2001, 2000 and 1999 ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively, and each included 52 weeks.

     Management Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include reserves for deferred income, reserves for price adjustment on sales to distributors, the sales return reserve, restructuring charges, allowances for doubtful accounts receivable, estimates for future cash flows associated with assets, asset impairments, reserves for loans under the Stock Purchase Assistance Program, net realizable value for inventories, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

     Reclassifications — Certain prior year amounts have been adjusted to conform to current year presentation.

     Fair Value of Financial Instruments — For certain of Cypress’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted prices. At December 30, 2001, the estimated fair value of the Convertible Subordinated Notes was approximately $443.0 million. Foreign currency derivative financial instruments are carried at fair value based on changes in forward rate from quoted market sources (see Note 9).

     The estimated fair values have generally been determined by Cypress using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Cypress could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     Cash Equivalents— Highly liquid investments purchased with an original maturity of ninety days or less are considered equivalent to cash.

     Investments —All Cypress investments in debt securities are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of stockholders’ equity. Unrealized gains and (losses) were $4.5 million, and were $2.7 million net of related taxes, for the year ended December 30, 2001. Unrealized gains and (losses) net of related taxes were immaterial for prior years.

     Cypress also has other minority equity investments in nonpublicly traded companies. These investments are included in other assets on the balance sheet and are generally carried at cost. Cypress monitors these investments for impairment and makes appropriate reductions in carrying values when declines are deemed to be other than temporary.

     Inventories — Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. Cypress establishes “lower of cost or market” reserves, aged inventory reserves, obsolescence reserves and research and development reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device and when individual parts have been in inventory for greater than six months.

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

Useful Lives in Years

Equipment	3 to 7
Building and leasehaold improvements	5 to 20
Furniture and fixtures	5 to 7

     Pre-operating Costs — Pre-operating costs incurred in connection with developing major production capability at new manufacturing plants are expensed as incurred.

     Long-Lived Assets — Cypress currently evaluates its long-lived assets, including intangible assets, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Factors Cypress considers important that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for Cypress’s overall business, significant underutilization of the assets, the negative industry or economic trends, a significant decline in our stock price for a sustained period of time, and Cypress’s market capitalization relative to net book value. When it is determined that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, Cypress measures any impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in our current business model.

     Revenue Recognition — In December 1999, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 in fiscal 2000 did not have a material effect on Cypress’s results.

     Revenues from product sales are generally recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of product has occurred. Reserves are provided for estimated returns. A portion of Cypress’s sales are made to distributors under agreements that allow certain rights of return and price protection on products unsold. Accordingly, Cypress defers recognition of revenues, cost of sales and profit on such sales until these distributors resell these products. Inventory is relieved, accounts receivable are recorded and reserves for deferred income and price adjustments are provided at the time the products are shipped to the distributors.

     Cypress also sells to certain international distributors whose contracts have provisions for price adjustments on certain products without a right of return. Cypress generally recognizes revenue upon shipment to these distributors and reserves for estimated price adjustments at that time.

     Cypress also has inventory, which is held by certain customers on a consignment basis. Revenues are recorded when title and risk of loss transfers as defined per the respective consignment agreements.

     Earnings Per Share — Basic Earnings Per Share (“EPS”) is computed using weighted average common shares outstanding. Diluted EPS is computed using weighted average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Dilutive securities include stock options, convertible debt and put options.

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

     Cypress sells its products to original equipment manufacturers and distributors throughout the world. Cypress performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. Cypress maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. No individual customer represented greater than 10% of accounts receivable at December 30, 2001. No individual customer accounted for greater than 10% of total revenues in 2001. Sales to Motorola, Inc. accounted for 10.9% of total revenues in fiscal 2000. In fiscal 1999 no individual customer accounted for greater than 10% of total revenues. No individual distributor accounted for greater than 10% of total revenues in either fiscal 2001 or fiscal 2000. Sales to Arrow Electronics, Inc., a distributor, accounted for 10% of total revenues in fiscal 1999. Write-offs of accounts receivable have been immaterial during the preceding three fiscal years.

     Accounting for Stock-Based Compensation — Cypress accounts for its stock option plans and its employee stock purchase plan using the intrinsic value method in accordance with provisions of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. If there is any compensation cost under the rules of APB Opinion No. 25, the expense is amortized using an accelerated method prescribed under the rules of Financial Accounting Standards Board (“FASB”) Interpretation 28.

      Comprehensive Income — Comprehensive income is defined as the change in equity during a period from non-owner sources. Cypress’s comprehensive income is comprised of net income and unrealized gains and losses (net of taxes) on investments classified as available for sale.

     Recent Accounting Pronouncements — In July 2001, FASB issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces APB Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS No. 142, Cypress will be required to perform a transitional goodwill impairment assessment. Cypress will adopt SFAS No. 142 in fiscal 2002. Cypress has not yet determined what impact SFAS No. 142 will have on its results of operations and financial position. In accordance with FAS No. 142, Cypress has not amortized goodwill on acquisitions completed after July 1, 2001. Cypress will stop amortizing goodwill for all other acquisitions on December 31, 2001 (the first day of fiscal 2002). Goodwill amortization was $34.4 million in 2001.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. While SFAS No. 144 carries forward many of the provisions of SFAS No. 121 and APB Opinion No. 30, some of the key differences in the new standard are that goodwill is excluded from its scope, assets to be abandoned will be viewed as held for use and amortized over their remaining service period, and the standard broadens the presentation of discontinued operations. Cypress will adopt SFAS No. 144 in fiscal 2002. Cypress does not expect the adoption of SFAS No. 144 to have a significant impact on our financial position or results of operations.

     In December 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF Issue No. 01-09 generally requires companies to present consideration given to a customer as a reduction of revenue. EITF Issue No. 01-09 will be adopted in the first quarter of 2002 and will not have a material impact on our financial statements.

Note 2: Balance Sheet Components

Available-For-Sale Securities

(In thousands)	December 30, 2001	December 31, 2000

Corporate debt securities	$164,394	$ 515,352
Federal, state and municipal obligations	77,405	117,336
Money markets funds	60,616	425,359
Other	17,832	14,089

Available-for-sale securities	$320,247	$1,072,136

     Available-for-sale securities include cash and cash equivalents, short-term investments, plus long-term investments shown below in Other Assets. Cash of $19.7 million and $23.9 million is excluded from available-for-sale securities as of December 30, 2001 and December 31, 2000, respectively. At December 30, 2001 the net unrealized holding gains and losses on securities were $4.5 million gross ($2.7 million net of tax) and prior to 2001 it was not material. The securities at December 30, 2001 and December 31, 2000 are shown by contractual maturity below.

(In thousands)	December 30, 2001	December 31, 2000

Due in one year or less	$185,752	$ 860,692
Due after one year through two years	134,495	211,444

Available-for-sale securities	$320,247	$1,072,136

Accounts Receivable, Net

(In thousands)	December 30, 2001	December 31, 2000

Accounts receivable, gross	$ 105,156	$ 199,730
Allowance for doubtful accounts and customer
returns	(7,339)	(6,205)

Accounts receivable, net	$ 97,817	$ 193,525

Inventories, Net

(In thousands)	December 30, 2001	December 31, 2000

Raw materials	$ 6,708	$ 11,387
Work-in-process	42,624	63,200
Finished goods	23,936	30,348

Inventories, net	$73,268	$104,935

Other Current Assets

(In thousands)	December 30, 2001	December 31, 2000

Employee stock purchase assistance plan, net	$117,220	$ —
Deferred tax assets	104,798	61,772
Other current assets	28,310	37,953

Other current assets	$250,328	$99,725

Page 44

Property, Plant and Equipment, Net

(In thousands)	December 30, 2001	December 31, 2000

Land	$ 14,426	$ 14,448
Equipment	956,667	984,395
Buildings and leasehold improvements	165,089	152,606
Furniture and fixtures	11,015	10,046

Total property, plant and equipment	1,147,197	1,161,495
Accumulated depreciation and amortization	(647,402)	(590,020)

Property, plant and equipment, net	$ 499,795	$ 571,475

Other Assets

(In thousands)	December 30, 2001	December 31, 2000

Restricted investments	$ 74,968	$ 60,698
Long-term investments	134,495	211,444
Intangible assets	196,680	191,569
Goodwill	300,024	23,068
Deferred tax asset	36,791	853
Other	16,848	19,861

Other assets	$759,806	$507,493

Other Current Liabilities

(In thousands)	December 30, 2001	December 31 2000

Customer advances	$ 30,497	$20,159
Accrued interest payable	9,139	10,305
Sales representative commissions	3,057	7,301
Accrued royalties	3,975	4,007
Other	58,023	18,336

Other current liabilities	$104,691	$60,108

Note 3: Acquisitions Using Purchase Accounting

2001 Acquisitions

Acquisition of Silicon Packets, Inc.

     On December 27, 2001, Cypress acquired 100% of the outstanding common and preferred stock of Silicon Packets, Inc. (“Silicon Packets”) a company that specializes in designing 10 Gigabit-per-second framers for OC-192/STM-64 Synchronous Optical Network/Synchronous Digital Hierarchy (“SONET/SDH”) and 10G Ethernet transport solutions. Silicon Packets will be part of the Non-memory business segment and the Wide Area Network/ Storage Area Network (“WAN/SAN”) market segment. The acquisition accelerates Cypress’s current schedule to develop 10 Gigabit-per-second solutions for MAN (Metropolitan Area Networks), which is part of the SAN/WAN market segment, and WAN infrastructure equipment such as switches and routers. The acquisition was accounted for using the purchase method of accounting per FASB SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of December 27, 2001, the effective date of the purchase. Other than the charge for in-process research and development, Silicon Packet’s results of operations from the date of purchase to the end of the fiscal year were not significant because the acquisition was completed during the last week of the fiscal year and are therefore not included in Cypress’s consolidated results of operations for the year ended December 30, 2001. There were no significant differences between the accounting policies of Cypress and Silicon Packets.

     Cypress acquired Silicon Packets for total consideration of $27.3 million, including 0.7 million shares of Cypress common stock valued at $14.2 million, $7.1 million in cash, options for 0.2 million shares of Cypress common stock valued at $3.2 million and direct acquisition costs of $2.8 million for underwriting, legal, valuation, accounting and regulatory fees. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(In thousands)

Current assets	$ 968
Property, plant and equipment, net	951
Deferred tax asset	2,110
Other assets	58
Goodwill	9,751
Current technology	4,300
Non-compete agreements	800

Total assets acquired	18,938
Current liabilities	(745)
Long term liabilities	(509)
Deferred tax liabilities	(2,040)

Total liabilities assumed	(3,294)
Deferred stock compensation (See Note 8)	6,589

Net assets acquired	22,233
In-process research and development	5,100

Total consideration	$ 27,333

     The amounts allocated to current technology and non-compete agreements have weighted average useful lives of 4 years and 3 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $9.8 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS No. 142, will not be amortized.

     The agreement with Silicon Packets includes provisions for contingent cash payments of up to $5.0 million through December 2002 based on the achievement of specific targets in future periods. These cash payments are also contingent upon the payees remaining employed by Cypress and will be accounted for as compensation for services and expensed in the appropriate periods.

Acquisition of In-System Design, Inc.

     On September 14, 2001, Cypress acquired 100% of the outstanding capital stock of In-System Design, Inc. (“ISD”), a system-on-chip design company specializing in personal communications solutions. ISD will be part of the Non-memory business segment and the Computation and Other market segment. The immediate benefit to Cypress relates to ISD’s 300A product, a USB 2.0 to ATA/ATAPI bridge device that enables PC’s and other information appliances to connect to external mass storage devices including hard disk drives, CD-ROMs, CD-RWs DVD-Rams, and ZIP drives. The acquisition will also bring a veteran development team with an average eight years of experience to Cypress. The ISD team has a wide range of engineering competencies, including system-on-a-chip (“SoC”) expertise, software design, board-level design, test and validation, that are expected to accelerate Cypress’s current and future development projects. The acquisition was accounted for using the purchase method of accounting per SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of September 14, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ISD.

     Cypress acquired ISD for total consideration of $43.0 million, including $36.7 million in cash, options for 0.3 million shares of Cypress common stock valued at $5.4 million and direct acquisition costs of $0.9 million for legal, appraisal and accounting fees. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(In thousands)

Current assets	$ 4,554
Property, plant and equipment, net	632
Deferred tax asset	5,378
Goodwill	19,922
Current technology	17,200
Non-compete agreements	12,350
Trademarks	2,400
Customer purchase orders	450

Total assets acquired	62,886
Current liabilities	(9,445)
Deferred tax liabilities	(12,960)

Total liabilities assumed	(22,405)
Deferred stock compensation (See Note 8)	1,679

Net assets acquired	42,160
In-process research and development	800

Total consideration	$ 42,960

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

Acquisition of Lara Networks, Inc.

     On July 3, 2001, Cypress acquired 100% of the outstanding common and preferred stock of Lara Networks, Inc. (“Lara”), a provider of high-performance, silicon-based packet processing solutions for WAN infrastructure equipment. Lara will be part of the Non-memory business segment and the SAN/WAN market segment. Lara fits strategically and leverages Cypress’s core competencies in data communications and specialty memories. Lara was acquired to expand Cypress’s portfolio of solutions across the linecard. Lara’s products will enable Cypress to address the core functionality of packet processing. The acquisition was accounted for using the purchase method of accounting per SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of July 3, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and Lara.

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

(In thousands)

Current assets	$ 11,234
Property, plant and equipment, net	4,789
Deferred tax asset	17,016
Other assets	1,222
Goodwill	158,322
Current technology	14,850
Trademarks	2,250
Non-compete agreements	1,550
Customer purchase orders	150

Total assets acquired	211,383
Current liabilities	(13,969)
Deferred tax liabilities	(7,520)

Total liabilities assumed	(21,489)
Deferred stock compensation (See Note 8)	5,662

Net assets acquired	195,556
In-process research and development	4,550

Total consideration	$ 200,106

     The amounts allocated to current technology, trademarks, non-compete and customer purchase orders have weighted average useful lives of 5 years, 5 years, 3 years and 0.5 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $158.3 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS No. 142, will not be amortized.

     The agreement with Lara includes provisions for contingent cash payments of up to $80.0 million through December 2002 based on certain Lara products achieving specific revenue targets in future periods, which will be recorded as an increase in the purchase price if paid. As of December 30, 2001, no such payments have been made.

     The agreement with Lara further provides for contingent cash payments of up to $3.9 million to certain Lara employees through December 2004 based on certain conditions including continued employment with Cypress. As such, this contingency will be accounted for as compensation for services and expensed in the appropriate periods.

Acquisition of ScanLogic Corporation

     On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation (“ScanLogic”), a provider of USB controllers for embedded and PC applications. The acquisition was accounted for using the purchase method of accounting per APB Opinion No. 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of May 29, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ScanLogic.

     Cypress acquired ScanLogic for total consideration of $30.1 million, including $15.6 million in cash, options for 0.5 million shares of Cypress common stock valued at $11.7 million, notes payable to shareholders of $1.9 million and direct acquisition costs of $0.9 million for legal and accounting fees and broker commissions. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets and liabilities	$(1,446)
In-process research and development	1,450
Current technology	11,950
Assembled workforce and non-compete agreements	1,400
Deferred stock compensation (See Note 8)	7,330
Excess of purchase price over identifiable net assets acquired	9,419

Total	$ 30,103

     The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to four years.

Acquisition of HiBand Semiconductors, Inc.

     On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. (“HiBand”). HiBand is a provider of mixed-signal integrated circuits for high-speed communications markets. The acquisition was accounted for using the purchase method of accounting per APB Opinion No. 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of March 27, 2001, the effective date of the purchase.

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

(In thousands)

Fair value of tangible assets and liabilities	$ (181)
In-process research and development	6,450
Current technology	2,800
Assembled workforce and non-compete agreements	2,650
Deferred tax liability	(2,180)
Deferred stock compensation (See Note 8)	1,793
Excess of purchase price over identifiable net assets acquired	22,634

Total	$ 33,966

     The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to six years.

     The agreement with HiBand includes provisions for contingent cash payments of up to $28.0 million through March 2004 based upon the achievement of established performance milestones and continued employment with Cypress. As such, this contingency will be accounted for as compensation for services and expensed in the appropriate periods.

Acquisition of International Microcircuits, Inc.

     On February 23, 2001, Cypress completed its acquisition of International Microcircuits Inc. (“IMI”), a company specializing in timing technology integrated circuits. IMI’s product portfolio includes programmable clocks, clock distribution products, electromagnetic interference suppression devices, and application-specific products. The acquisition was accounted for using the purchase method of accounting per APB Opinion No. 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of February 23, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and IMI.

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

(In thousands)

Fair value of tangible assets	$ 14,847
Fair value of liabilities assumed	(11,517)
In-process research and development	4,850
Current technology	14,700
Assembled workforce and non-compete agreements	7,450
Other intangibles	7,550
Deferred tax liability	(11,880)
Deferred stock compensation (See Note 8)	19,087
Excess of purchase price over identifiable net assets acquired	105,179

Total	$ 150,266

     The amounts allocated to current technology, assembled workforce, other intangibles and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from three to five years.

Valuation Methodology – IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets

     The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 27% for IMI, 30% for HiBand, 25% for ScanLogic, 30% for Lara, 29% for ISD and 30% for Silicon Packets. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara, 10% to 70% for ISD and 9% to 87% for Silicon Packets. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of December 30, 2001, the actual development timelines and costs are in line with management’s estimates.

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

     Development of in-process technology remains a substantial risk to Cypress due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared by management or an independent appraisal firm, based on input from Cypress and the acquired companies’ management, using valuation methods that are recognized by the United States SEC staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in the appraiser’s valuation model and require Cypress to revise the amount allocated to in-process research and development.

Pro Forma Financial Information

     Summarized below are the unaudited pro forma results of Cypress as though IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets had been acquired at the beginning of the periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles, amortization of stock-based compensation and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring. The pro forma results do not include goodwill amortization for the Lara, ISD and Silicon Packets acquisitions. Pro forma results of operations are not included for fiscal 1999, as they are not materially different.

Year Ended

(In thousands, except per share amounts)	December 30, 2001	December 31, 2000

Total revenue	$ 842,634	$ 1,402,617
Net income (loss)	$ (478,647)	$ 162,838
Net income (loss) per share:
Basic	$ (3.79)	$ 1.35
Diluted	$ (3.79)	$ 1.19

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

2000 Acquisitions

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

     The valuation method used to value the in-process technology of SLM is a form of discounted cash flow method commonly known as the “percentage of completion” approach whereby the cash flow derived from the technology is multiplied by the percentage of completion of the in-process technology. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology of SLM is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 30.0%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to complete the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of December 30, 2001, the actual development timelines and costs are in line with management’s estimates.

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

     The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for employee in all categories, to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

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

(In thousands, except per share amount)	December 31, 2000	January 2, 2000

Total revenue	$ 1,291,106	$ 744,872
Net income	$ 296,015	$ 30,021
Net income per share:
Basic	$ 2.44	$ 0.28
Diluted	$ 2.24	$ 0.26

     The above amounts are based upon certain assumptions and estimates, which Cypress believes are reasonable and do not reflect any benefit from economies of scale, which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1999 or of future results of operations of the combined companies. The charge for purchased in-process research and development has not been included in the pro forma results above because it is non-recurring and directly related to the acquisition.

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

     The valuation method used to value the in-process technology of RadioCom is the “percentage of completion” approach. The value of the in-process technology of RadioCom is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 20.0%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management’s estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility. As of December 30, 2001, the actual development timelines and costs are in line with management’s estimates.

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

     The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized over their respective estimated useful lives of between six and ten years using the straight-line method. During the third quarter of 2001, the useful life of current technology was reduced by four years to six years.

1999 Acquisitions

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

     The amounts allocated to current technology, assembled workforce, and residual goodwill are being amortized over their respective estimated useful lives between six and ten years using the straight-line method. The deferred compensation is being amortized on a straight-line basis over the estimated timeframe required to achieve the performance milestones, which is two years. During the third quarter of 2001, the useful life of existing technology was reduced by six years to five years.

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

Page 54

     The valuation method used to value the in-process technology of Anchor is the “percentage of completion” approach. The value of the in-process technology of Anchor is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 32.5%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management’s estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility. A deduction of 7.5% to 12.0% of expected future revenue was made in calculating future cash flows from in-process technology and attributed to previously existing technology. As of December 30, 2001, the actual development timelines and costs are in line with management’s estimates.

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

Pro forma results of operations for Arcus, Anchor and RadioCom are not presented, as they are not materially different.

Acquisition Costs

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Amortization of intangibles and merger-related costs	$71,493	$21,825	$ 9,654
In-process research and development	23,200	32,425	4,019

Total acquisition costs	$94,693	$54,250	$13,673

     Acquisitions costs are included in Acquisition and other non-recurring costs in the Consolidated Statement of Operations. Acquisition costs in fiscal 2001 consisted of amortization of intangibles related to acquisitions, as well as in-process research and development charges related to the acquisitions of IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets. However, in accordance with SFAS No. 141, goodwill recognized in the Lara, ISD and Silicon Packets acquisitions is not being amortized.

     During fiscal 2000, Cypress recorded acquisition and merger-related costs of $54.2 million. In-process research and development costs were $32.4 million. Amortization of intangible assets relating to current and prior year acquisitions totaled $18.4 million. Transaction costs of $3.4 million, which consist primarily of non-cash deferred compensation charges, legal, accounting and investment banking fees, were expensed during the fiscal year.

     Acquisition related costs incurred during fiscal 1999 were $13.7 million. In the first quarter of fiscal 1999, Cypress recorded one-time charges of $3.8 million associated with the merger with IC WORKS. These charges were for investment banking fees and other professional fees. Cypress also recorded $8.8 million in costs associated with the purchase of Anchor and Arcus consisting of $4.0 million for in-process technology, $1.6 million for transaction costs and $3.2 million in amortization of intangible assets. During the fourth quarter of fiscal 1999, Cypress acquired Altera’s MAX 5000 Programmable Logic Device product line and its equity interest in Cypress’s wafer fabrication facility in Round Rock, Texas. As part of the transaction, Cypress recorded intangible assets associated with the product rights and recorded $0.3 million for the amortization of these intangibles. Transaction costs and non-cash compensation costs incurred for other acquisitions were $0.8 million.

Note 4: Mergers Using Pooling of Interests

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

Combined Financial Statements of Cypress with Merged Companies

     The results of operations previously reported by the separate companies prior to the mergers and included in the results of operations for the fiscal year ended January 2, 2000 is presented below.

(In thousands)	Cypress	Galvantech	Alation	Total

Year ended January 2, 2000:
Revenue	$705,487	$39,316	$ 239	$745,042
Net income (loss)	$ 91,054	$ 908	$(3,832)	$ 88,130

Page 56

Note 5: Other Business Transactions

Sale of FCT Business

On February 25, 2000, Cypress sold its Fast CMOS Technology (“FCT”) business including inventories, product software, all technical data, and a license for the related intellectual property. Total proceeds from the sale were $7.5 million and Cypress recorded a gain of $5.0 million from the sale. In conjunction with this sale, Cypress entered into a supply agreement for the related existing inventories and future requirements, based on historical run rates. Cypress completed its obligations under the supply agreement during the fourth quarter of fiscal 2000. Revenues from FCT products were approximately 1% of 1999 revenues.

Acquisition from Altera

     On October 5, 1999, Cypress announced that it had signed a definitive agreement with Altera Corporation (“Altera”) to acquire Altera’s MAX 5000 Programmable Logic Device (“PLD”) product line and its equity interest in Cypress’s wafer fabrication facility in Round Rock, Texas (“Fab 2”) for approximately $13.0 million in cash. In 1988, Altera had licensed its MAX 5000 family of products to Cypress in consideration for manufacturing capacity. Altera later acquired a 17% equity interest in the Round Rock wafer fabrication facility. By acquiring Altera’s equity interest in October 1999, Fab 2 is now 100% owned by Cypress.

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

The following table summarizes the restructuring reserve and charges for the year ended December 30, 2001.

(In thousands)	Provision	Non-Cash Charges	Cash Charges	Reserves And Write-Downs at 12/30/2001

Property, plant and equipment	$113,350	$ 7,269	$1,619	$104,462
Leased facilities	4,079	—	213	3,866
Personnel	14,684	9,056	4,243	1,385

Total	$132,113	$16,325	$6,075	$109,713

The following paragraphs describe in more detail the components of the restructuring charges.

Property, plant and equipment

     Restructuring costs related to property, plant and equipment amounted to $113.4 million. In sizing Cypress to meet future demand, Cypress has taken out of service and is holding for sale manufacturing assets with a net book value of $122.1 million (and a gross book value of $168.0 million). The charge represents the difference between the net book value of the assets less the estimated amount to be realized upon sale of the equipment, net of the estimated cost to dispose of the equipment. This amount has been recorded as a reduction in the carrying amount of the assets. The restructuring affects Cypress’s facilities in Minnesota, Texas, California and the Philippines. Fixed asset sales and/or dispositions are expected to be completed within one year. In each case, the asset was removed from service prior to September 30, 2001.

Leased Facilities

     For fiscal 2001, Cypress incurred a $4.1 million restructuring charge for three excess leased facilities. The estimated costs to terminate or sublease these facilities are estimated to be approximately $4.1 million, which is included in other current liabilities. This estimate is based on current comparable rates for leases in the respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. Costs will be incurred over the remaining terms of the leases, the longest of which is three years.

Personnel

     Cypress implemented a reduction in force that affected employees at all significant locations. Under the program Cypress announced in July 2001 that it would terminate the employment of several hundred persons. Those individuals were notified in July that their employment would cease on September 30, 2001. Cypress has terminated the employment of 714 persons, which was approximately 15% of the workforce, of whom 709 employees had left Cypress as of December 30, 2001. The remainder will leave during the next six months after the completion of certain projects in which they are involved.

     Personnel costs related to the reduction in force amounted to $14.7 million. Severance and related employee benefit costs amounted to $5.8 million. For those persons whose employment ended on September 30, 2001, severance costs were paid at that time. For persons leaving subsequent to September 30, 2001, severance costs will be paid at the time of their separation. In addition, effective August 14, 2001, the Cypress Board of Directors made a one-time decision to extend for those terminated employees the option exercise period from one month to twelve months after termination. Cypress recorded non-cash stock compensation expense of $8.9 million for this modification during the quarter ended September 30, 2001.

Restructuring Credits

     During fiscal 2000, Cypress reversed $0.5 million of previously provided restructuring costs related to the decision to close down the wafer fab located in San Jose, California. During fiscal 1999, Cypress recorded restructuring credits of $3.8 million, which included a reversal of $3.1 million of the 1998 restructuring reserve. The reversed charges of $2.5 million primarily related to excess accruals for severance and other employee related charges. Cypress also reversed $0.6 million of the 1998 restructuring reserve for excess fixed asset write-downs from the 1998 restructuring. In addition, during fiscal 1999, Cypress reversed $0.7 million of excess fixed asset write-downs of the 1996 restructuring.

Note 7: Provisions for Inventory and Other Charges

2001 Provision for Inventory

     Cypress recorded an unusual provision of $93.1 million to cost of sales during the quarter ended September 30, 2001 for excess inventory and related purchase commitments, which Cypress did not expect to sell. The excess was a result of the continuing decline in revenue, greater uncertainty with respect to the timing of the recovery, which then appeared later than previously anticipated and the slower rate of expected recovery.

2001 Impairment of Intangibles and Long-lived Asset Review

     During the third quarter of 2001, Cypress reviewed the carrying values and remaining useful lives of its long-lived assets, particularly the intangible assets acquired in recent years. Based on this review, the remaining useful lives on certain intangible assets were reduced and an impairment loss of $65.9 million related to the SLM subsidiary was recorded during fiscal 2001.

     During 2001, the optical market in which SLM participates experienced a severe economic downturn. Reduced demand for SLM’s products places increased risk on the future revenue streams anticipated from the existing display and monitor technology. For these reasons, Cypress then reviewed SLM’s long-lived assets for impairment and recognized an impairment loss totaling $65.9 million, the amount by which the carrying value of the acquired existing technology and a pro-rata portion of the related goodwill exceeded the present value of the estimated future cash flows of the existing technology of SLM. Goodwill was impaired $29.1 million, and existing technology was impaired $36.8 million. This impairment loss is reported on the consolidated statements of operations under the caption acquisition and other non-recurring costs, net.

     The remaining useful lives on intangible assets were reviewed in light of current product offerings, discounted projected revenue streams, competitive environments and other business factors. Based on this review, the acquired intangibles and other long-lived assets continue to be fairly stated; however, the remaining useful lives of several assets were reduced. The useful life of assembled workforce acquired with RadioCom was reduced by two years to four years. The useful lives of the existing technology and goodwill acquired with RadioCom were reduced by four years to six years. The useful life of the assembled workforce acquired with Arcus was reduced by three years to three years. The useful lives of existing technology and goodwill acquired with Arcus were reduced by five years to five years. The effect of these changes was to increase amortization by $1.0 million in fiscal 2001. Amortization will decrease by approximately $1 million annually thereafter as goodwill and assembled workforce will no longer be amortized in accordance with SFAS No. 141 and 142.

2001 Other Long-term Investments, Property, Plant and Equipment and Certain Settlements

     Other one-time charges of $20.7 million included in the fiscal 2001 results were related to the write-down of investments and property, plant and equipment and the settlement of two intellectual property-related disputes.

     Cypress recorded a one-time charge to reduce the carrying value of two long-term investments including startup, development stage and technology companies to their estimated net realizable values. These investments were reduced by $1.5 million and $7.4 million to $1.5 million and $4.2 million, respectively. The charge of $8.9 million is reported on the consolidated statements of operations in other income and (expense), net.

     Property, plant and equipment with a net book value of $5.6 million were also written off to operating expenses as one-time charges as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

     During the third quarter, Cypress recorded charges of $8.7 million on the resolution of two disputes including an agreement in principle to settle a patent infringement suit for $8.0 million, of which $5.5 million pertained to prior periods and was included in the consolidated statements of operations with research and development costs. The remaining $2.5 million relates to future product shipments and has been recorded as a prepaid asset and will be expensed over the next three years (see Note 15 for additional information).

2000 Other Non-Recurring Costs

     Cypress incurred a one-time charge of $2.0 million due to the acceleration of contractual obligations related to the Arcus acquisition.

1999 Other Non-Recurring Costs

     During fiscal 1999, Cypress recorded $24.2 million in other non-recurring costs. One-time, non-recurring costs included a $12.3 million write-off of a manufacturing asset that was not being used and was subsequently scrapped and an $11.9 million one-time compensation charge associated with retention and performance payments to key employees in December 1999.

Note 8: Equity and Debt Transactions

     At December 30, 2001, Cypress had outstanding a series of equity options (on Cypress common stock) in the amount of $26.0 million. The options require physical settlement and expire in March and June 2002. Upon expiration of the options, if Cypress’s stock price is above the trigger price, Cypress will have its capital returned with a premium. If below the trigger price, Cypress will receive a specified number of shares of Cypress common stock instead of a return of capital. The range of the trigger prices is $20.60 — $23.42. The transaction is recorded in stockholders’ equity in the accompanying consolidated balance sheet.

     In 2000 and 2001, the Board of Directors of Cypress authorized the repurchase of 15.0 million shares of Cypress’s outstanding common stock and sell put options for 2.5 million shares. During fiscal 2001, Cypress repurchased 9.5 million shares at an average cost of $19.98 per share, bringing the total repurchases through December 30, 2001 to 15.8 million shares at an average cost of $21.14 per share. In fiscal 2001, Cypress sold put warrants through private placements for which Cypress received premiums of $10.6 million, bringing the total premiums received under the program to $16.9 million. As of December 30, 2001, Cypress had a maximum potential obligation to purchase 0.3 million shares of its common stock at an aggregate price of $3.6 million. The puts expire in April 2002. Cypress has the right to settle the put warrants with cash or settle with shares of Cypress’s common stock. The transaction is recorded in stockholders’ equity in the accompanying consolidated balance sheet.

     On January 31, 2000, Cypress filed a registration statement on Form S-3 with the SEC. Under this shelf registration statement, which was effective February 8, 2000, as amended by a post-effective amendment thereto effective March 7, 2000, Cypress can, through January 2002, sell any combination of debt securities, preferred stock and common stock in one or more offerings up to a total amount of $400.0 million. The shelf registration statement allows Cypress flexibility to raise funds from the offering of debt securities, common stock, preferred stock or a combination thereof, subject to market conditions and Cypress’s capital needs. At December 30, 2001, the balance remaining related to the shelf registration statement was $112.5 million.

     Cypress recorded provisions for deferred stock compensation related to acquisitions and certain other grants of approximately $76.8 million, $15.1 million and $1.7 million in fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. These amounts are being amortized over the vesting period of the individual stock options or stock, generally a period of four to five years. Deferred stock compensation expense totaled approximately $42.0 million, $6.6 million and $1.8 million in fiscal years 2001, 2000 and 1999, respectively.

     In March 1999, Cypress announced a program whereby all U.S. employees were offered loans to facilitate the exercise of vested stock options. Under the terms of the program, only options which were vested as of March 1, 1999 and whose exercise price was less than or equal to $9.75 could qualify for a loan. The loans, including interest, are due at the earlier of three days following the sale of the shares, within thirty days of the date the individual ceases to be an employee of Cypress or 3 years from the grant date of the loan. The loans bear interest and are secured by our common shares. At December 30, 2001, loans receivable and accrued interest under this program totaled $0.8 million. Amounts receivable under subsidiary loan programs were $0.4 million at December 30, 2001.

Convertible Subordinated Notes

     During 2001, the Board of Directors authorized the repurchase from time to time of up to $143.8 million of 3.75% Convertible Subordinated Notes (3.75% Notes”). In the fourth quarter of 2001, Cypress retired a total of $52.8 million principal of its $287.5 million notes, for $44.6 million, resulting in a pre-tax net gain of $7.2 million. The gain was net of the write-off of bond issuance costs of $1.0 million (pre-tax). The net after-tax gain was recorded as an extraordinary item in our consolidated statement of operations.

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

     On June 26, 2000, Cypress completed a $287.5 million registered-placement of 5-year convertible subordinated notes. The notes are due in 2005, with a coupon rate of 3.75% and an initial conversion premium of 27.0%. The notes are convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million.

     On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in 2005, with a coupon rate of 4.00% and an initial conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million.

     In 1998, Cypress retired a total of $15.0 million principal of its $175.0 million, 6.0% Notes for $12.9 million, resulting in a pre-tax net gain of $1.7 million. The gain was offset by the write-off of bond issuance costs of $0.4 million (pre-tax). The net gain was recorded as interest income and other. The 6.0% Notes were called on October 2, 2000.

Customer Advances and Other Liabilities

     As of December 30, 2001 Cypress has recorded $65.1 million in customer advances, of which $30.5 million is recorded in Other current liabilities and $34.6 million is recorded in Other long-term liabilities. The customer advance is related to a financing and supply agreement into which Cypress entered with a specific customer in October 2000. The agreement called for the customer to provide funding to Cypress for the purpose of purchasing equipment and increasing fabrication capacity in order to supply product at future dates according to the supply agreement. The customer maintains a security interest in the equipment purchased. The supply agreement calls for Cypress to make available to the customer a minimum quantity of wafers each year from 2001 through 2003.

In June 1997, Cypress borrowed 700 million yen at 2.1% from Sumitomo Bank — Japan in order to set up and fund our Japanese business operations. Borrowing under this arrangement, which aggregated $5.8 million at December 30, 2001, are due in fiscal 2003.

Note 9: Foreign Currency Derivatives

     Cypress has foreign subsidiaries that operate and sell Cypress’s products in various global markets. As a result, Cypress is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts, to manage the exposures associated with forecasted purchases of equipment, and net asset or liability positions. Cypress does not enter into derivative financial instruments for speculative or trading purposes.

     On January 1, 2001, Cypress adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivatives be recorded at fair value. The adoption of SFAS No. 133 did not have a material effect on Cypress’s financial condition or results of operations. Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources.

     Under SFAS No. 133, Cypress accounts for its hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders’ equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions impact earnings, and are not material at December 30, 2001. As of December 30, 2001, such forward contracts for Euro exposures had an aggregate notional value of $15.8 million.

     Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of December 30, 2001, Cypress held forward contracts with an aggregate notional value of $9.2 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate foreign exchange gains and (losses) on these hedging transactions and foreign currency remeasurement gains and (losses) of $0.3 million, $1.6 million and $(0.2) million are included in other income and (expense), net during fiscal 2001, 2000 and 1999, respectively.

Note 10: Comprehensive Income

The components of comprehensive income (loss), net of tax, are as follows:

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Net income (loss)	$(407,412)	$277,308	$88,130
Other comprehensive income:
Change in net unrealized gains on investments, net of tax of $1,814	2,722	—	—

Total	$(404,690)	$277,308	$88,130

Note 11: Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan. The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers of Cypress, were allowed to participate in the Plan. Each loan was evidenced by a full recourse, promissory note executed by the employee in favor of Cypress and was secured by all of the employees assets, as well as a pledge of the shares of common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds of the loan, the proceeds of the sale must first be used to repay the principal and interest on the loan before being received by the employee. The loans are callable and bear interest at a rate at the applicable federal rate under Section 1274 of the Internal Revenue Code for long-term loans, compounded annually. As the loans are at rates below the rate at which a stock broker would charge, Cypress has recorded $1.7 million of compensation expense which is based on the difference between the applicable federal rate and an estimated market rate for each employee. In addition, Cypress is recording interest income on the outstanding loan balances. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of December 30, 2001 loans outstanding under the Plan were $117.2 million, and this amount is classified on the consolidated balance sheet as other current assets. Cypress has created a reserve with a charge to operating expenses for estimated uncollectible balances.

Note 12: Earnings (Loss) Per Share

As required by SFAS No. 128, following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computation:

	2001			2000			1999

(In thousands, except per-share amounts)	(Loss)	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Net income (loss) before
extraordinary gain	$(411,757)	124,135	$(3.32)	$277,308	121,126	$2.29	$88,130	108,156	$0.81
Extraordinary gain (net of tax of
$2,896)	4,345	—	0.04	—	—	—	—	—	—

Basic EPS:
Net income (loss)	$(407,412)	124,135	$(3.28)	$277,308	121,126	$2.29	$88,130	108,156	$0.81

Effects of dilutive securities:
6.0% Convertible notes	—	—		4,800	5,079		—	—
4.0% Convertible notes	—	—		6,848	5,749		—	—
3.75% Convertible notes	—	—		3,361	2,387		—	—
7.0% Convertible notes	—	—		6	16		—	—
Options	—	—		—	9,871		—	7,371

Diluted EPS:
Net income (loss)	$(407,412)	124,135	$(3.28)	$292,323	144,228	$2.03	$88,130	115,527	$0.76

     For the years ended December 30, 2001, December 31, 2000 and January 2, 2000 options to purchase 8,738,000, 6,278,000 and 47,000 shares, respectively, of common stock were outstanding, but were excluded from the computation of diluted EPS, as their effect was anti-dilutive. Convertible debentures outstanding at December 30, 2001 and January 2, 2000 were convertible to 9,871,000 and 6,772,000 shares, respectively, of common stock but were also excluded from diluted EPS, as their effect was anti-dilutive.

Note 13: Common Stock Option and Other Employee Benefit Plans

Cypress Stock Option Plans

     Cypress has two stock option plans: the 1999 Stock Option Plan and the 1994 Stock Option Plan.

     In 1999, Cypress adopted the 1999 Non-Qualified Stock Option Plan. Under the terms of the 1999 Stock Option Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its majority-owned subsidiaries, but options may not be granted to Officers. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The plan allows for the granting of options at exercise prices less than fair market value of the common stock at grant date.

     In 1994, Cypress adopted the 1994 Stock Option Plan, which replaced Cypress’s 1985 Incentive Stock Option Plan and the 1988 Directors’ Stock Option Plan (the “Terminated Plans”) with respect to future option grants. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted, under the 1994 Stock Option Plan, is equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan provides for an annual increase in shares available for issuance equal to 4.5% of Cypress’s outstanding common stock at the end of each fiscal year.

     In March 2001, Cypress employees were offered the opportunity to exchange stock options for a promise to receive new options six months and one day after the cancellation of the forfeited options. The new options were granted on October 8, 2001 with an exercise price equal to the New York Stock Exchange closing price on the same day. Any remaining grant issued prior to April 4, 2000 was eligible for this program. The new options were issued with 12 months vested. The balance will vest 1/48th per month regardless of how many options were vested at the time of the cancellation election. Employees canceled 4,563,800 options with exercise prices between $16.73 and $54.19 per share.

     In December 2000, Cypress employees were offered the opportunity to exchange their stock options for a promise to receive new options six months and one day after the cancellation of the forfeited options. The new options were granted on June 13, 2000 with an exercise price equal to the NYSE closing price on the same day. Any remaining grant issued prior to December 11, 2000 was eligible for this program. The new options were issued with 12 months vested. The balance will vest 1/48th per month regardless of how many options were vested at the time of the cancellation election. Employees canceled 3,701,080 options with exercise prices between $20.90 and $54.20 per share.

Shares Under Cypress Stock Option Plans

     The following table summarizes Cypress’s stock option activity and related weighted average exercise price for each category for the years ended December 30, 2001, December 31, 2000, and January 2, 2000.

	2001		2000		1999

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	24,382	$16.93	25,712	$11.40	26,810	$ 8.25
Options forfeited	(6,141)	27.80	(5,818)	32.51	(2,061)	9.81
Options granted	21,117	16.29	10,415	39.42	8,776	17.27
Options exercised	(2,412)	7.62	(5,927)	8.25	(7,813)	7.57

Options outstanding, end of year	36,946	15.08	24,382	16.93	25,712	11.40
Options exercisable at December 30, 2001	13,584	$12.96	9,134	$10.90	9,692	$ 8.49

     Cypress has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. During fiscal 2001 and 2000, respectively, a total of approximately 2.9 million and 0.6 million shares of Cypress’s common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table. At December 30, 2001, stock options available for grant were 0.4 million. The increase in options available for grant was 13.1 million under all option plans during fiscal 2001.

     The weighted average estimated fair value at the date of grant, as defined by SFAS No. 123, for options granted in 2001, 2000, and 1999 was $19.33, $33.17 and $8.96 per option, respectively. The estimated grant date fair value is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Cypress’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions were used in the estimated grant date fair value calculations for Cypress’s stock option awards:

	2001		2000		1999

Expected life	5 year	s	5 year	s	7 year	s
Risk-free interest rate	4.46%		5.54%		5.76%
Volatility	0.6219		1.7701		0.5668
Dividend yield	0.00%		0.00%		0.00%

Page 63

Significant option groups outstanding as of December 30, 2001 and the related weighted average exercise price and contractual life information, are as follows:

	Outstanding		Exercisable

Range of Option Exercise Prices	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Remaining Life (years)

(In thousands, except per-share amounts)

$ 0.01--5.91	5,159	$ 4.13	1,437	$ 3.35	7.87
6.81--8.75	3,799	8.38	2,767	8.43	6.21
8.94--9.75	4,398	9.93	3,772	9.92	5.45
9.86--16.7	4,077	14.12	1,251	12.93	6.72
16.84--16.8	8,084	16.84	1,389	16.84	9.77
17.56--22.8	4,406	21.39	1,432	21.56	8.14
22.90--23.8	5,278	23.61	1,184	23.72	9.37
24.07--54.1	1,745	31.14	352	34.20	8.99

$ 0.01--54.19	36,946	$15.08	13,584	$12.96	8.00

Subsidiary Stock Option Plans

     In 2001, Cypress’s Silicon Magnetic Systems (“SMS”) and Silicon Light Machines (“SLM”) subsidiaries each adopted a stock option plan. SMS made available for grant 25 million shares under the terms of its plan. SLM made available for grant 11 million shares under the terms of its plan. The plans allow the subsidiaries to grant options to qualified employees and consultants. Options become exercisable over a five year period and expire over terms not exceeding ten years from the date of grant. The exercise price for options granted under the plans have been the estimated fair value of each subsidiary’s common stock at the date of grant.

     The following table summarizes SMS and SLM stock option activity and related weighted average exercise price for each category for the year ended December 30, 2001.

	SMS		SLM

(In thousands, except per share amounts)	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	—	NA	—	NA
Options cancelled	—	NA	—	NA
Options granted	19,550	$0.058	3,263	$0.65
Options exercised	—	NA	—	NA

Options outstanding, end of year	19,550	$0.058	3,263	$0.65
Options exercisable at December 30, 2001	—	NA	—	NA

Subsidiary Restricted Stock Purchase Plan

     Cypress Microsystems, Inc. (“CMS”) 1999 Stock Purchase Plans allows eligible employees of CMS, a subsidiary of Cypress, to purchase restricted CMS stock. This stock has a vesting period of five years. Of the 15,500,000 shares authorized under the plan, 15,0775,100 shares were issued through fiscal 2001. The purchase price of the restricted shares has a range of $0.01 to $0.02 per share, which equals the estimated grant date fair value.

Employee Qualified Stock Purchase Plan

     In 1998, Cypress amended and re-stated its Employee Qualified Stock Purchase Plan (“ESPP”), the plan allows eligible employees of Cypress and its subsidiaries to purchase shares of Cypress common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limited to a $25,000 market value. Of the 13,030,746 shares authorized under the ESPP, 9,434,000 shares were issued through 2001 including 801,000 in 2001, 1,314,000 in 2000, and 953,000 in 1999. The plan provides for an annual increase in shares available for issuance equal to 2.5% of the number of outstanding Cypress common stock on the last day of the fiscal year.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	2001		2000		1999

Expected life	6 mont	hs	6 mont	hs	6 mont	hs
Risk-free interest rate	3.77%		5.99%		5.94%
Volatility	0.7755		2.5507		0.5773
Dividend yield	0.00%		0.00%		0.00%

     The weighted average estimated grant date fair value, as defined by SFAS No. 123, for rights to purchase stock under the ESPP granted in 2001, 2000 and 1999 were $15.95, $27.31 and $7.50 per share, respectively.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

     If Cypress had recorded compensation costs based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and its Employee Stock Purchase Plan, Cypress’s pro forma net income (loss) and earnings per share for the years ended would have been as follows:

(In thousands, except per-share amounts)	2001	2000	1999

Pro forma net income (loss):
Basic	$ (517,101)	$ 202,242	$ 55,424
Diluted	$ (517,101)	$ 217,256	$ 55,424
Pro forma net income (loss) per share:
Basic	$ (4.17)	$ 1.67	$ 0.51
Diluted	$ (4.17)	$ 1.51	$ 0.48

Other Employee Benefit Plans

     Cypress maintains a Section 401(k) Plan, New Product Bonus Plan, Key Employee Bonus Plan and Deferred Compensation Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 15% of their eligible earnings to the Plan Trust. Cypress does not make contributions to the plan.

     Under the New Product Bonus Plan, which was adopted in 1997, all qualified employees are provided bonus payments based on Cypress attaining certain levels of new product revenue, plus attaining certain levels of profitability. In 2001, 2000, and 1999, $1.0 million, $14.3 million and $6.9 million, respectively, were charged to operations.

     In 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Cypress and individual performance targets. In 2001, 2000 and 1999, $0.0 million, $15.0 million and $4.9 million, respectively, were charged to operations in connection with this program.

     In 1995, Cypress adopted a deferred compensation plan, which provides certain key employees with an opportunity to defer income and related taxes and an opportunity to accumulate funds for retirement on a tax deferred basis. Cypress does not make contributions to the plan. Costs incurred by Cypress for the Key Employee Deferred Compensation Plan during fiscal years 2001, 2000 and 1999 were insignificant.

Note 14: Income Taxes

The geographic distribution of income (loss) and the components of the provision for income taxes are summarized below:

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

U.S. income (loss) before provision for taxes	$(406,589)	$ 278,679	$ 62,890
Foreign income (loss) before provision for taxe	(30,607)	91,491	32,279

Income (loss) before provision for taxes	(437,196)	370,170	95,169

Current tax expense:
U.S. Federal	-0-	81,267	15,732
State and local	137	4,284	518
Foreign	1,164	1,877	760

Total current	1,301	87,428	17,010

Deferred tax expense (benefit):
U.S. Federal	(25,652)	(169)	(9,971)
State and local	(5,433)	5,603	—

Total deferred	(31,085)	5,434	(9,971)

Total	$(29,784)	$ 92,862	$ 7,039

The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes as shown below.

	Year Ended

(In thousands)	December 30, 2001	December 31, 2000	January 2, 2000

Statutory rate	35%	35%	35%
Tax at U.S. statutory rate	$(142,306)	$ 129,559	$ 33,309
Foreign income at other than U.S. rates	55	(30,145)	(11,443)
State income taxes, net of federal benefit	137	4,214	114
Tax credits	(7,500)	(5,500)	(9,568)
Prior year net operating losses, credits and other
benefits recognized	—	(26,180)	(8,968)
Future benefits not recognized	60,256	—	—
Nondeductible restructuring	24,652	—	—
Nondeductible goodwill and other charges	34,802	20,746	4,326
Other, net	160	168	(731)

Total	$(29,744)	$ 92,862	$ 7,039

The components of deferred tax assets and liabilities at December 30, 2001 and December 31, 2000, under SFAS 109 were as follows:

(In thousands)	December 30, 2001	December 31, 2000

Deferred tax assets:
Deferred income on sales to distributors	$ 1,562	$ 23,287
Reserves and accruals	106,527	33,934
Credits and net operating loss carryovers	93,756	17,644

Total deferred tax assets	201,845	74,865

Deferred tax liabilities:
Excess of tax over book depreciation	(75,228)	(45,095)
Intangibles arising from acquisitions	(66,246)	(58,402)
Other, net	(115)	(107)

Total deferred tax liabilities	(141,589)	(103,604)

Net deferred tax asset (liability)	60,256	(28,739)
Valuation allowance	(60,256)	—

Net deferred tax assets (liabilities) after valuati
allowance	$ -0-	$(28,739)

     Tax benefits arising from employee stock transactions of $56.7 million and $13.8 million were realized in fiscal 2000 and 1999, respectively, and were credited to shareholders’ equity. Deferred tax assets of approximately $7.9 million as of December 30, 2001 pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

     At December 31, 2001, Cypress had net federal operating loss carryovers of approximately $237.4 million, which if not utilized will expire from 2016 through 2021. A significant portion of these net operating loss carryovers relate to recent acquisitions and are subject to certain limitations under the U.S. Internal Revenue Code. In addition, Cypress had U.S. federal and state tax credit carryforwards of approximately $9.8 million which, if not utilized, will expire in 2021.

     U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $167.9 million of undistributed earnings for certain non-U.S. subsidiaries. Cypress intends to reinvest these earnings indefinitely in operations outside the United States. If these earning are repatriated additional U.S. tax will be due. Cypress’s global operations involve manufacturing, research and development, and selling activities outside the U.S. Cypress’s operations outside the U.S. are in certain countries that impose a statutory tax rate higher than the U.S., as well as countries that impose a lower statutory tax rate than the U.S. U.S. tax has not been provided on profits from certain non-U.S. sales, until such profits are repatriated back to the U.S. Overall, Cypress expects its foreign earnings to be taxed at a rate lower than the statutory tax rate in the U.S.

     In connection with acquisitions in the current year, Cypress recorded deferred tax assets of $24.5 million and deferred tax liabilities of $36.6 million. The deferred tax assets valuation allowance of $60.3 million in 2001 is attributed to U.S. federal and state deferred tax assets, which result primarily from restructuring and other one-time charges, and net operating loss carryovers. The recognition of deferred tax assets was limited to the extent that management believes it is more likely than not that the net deferred tax asset will not be realized.

Note 15: Commitments and Contingencies

Operating Lease Commitments

     Cypress leases most of its manufacturing facilities, office facilities and some equipment under non-cancelable operating lease agreements that expire at various dates through 2012. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

     The aggregate gross annual rental commitments under non-cancelable operating leases, as of December 30, 2001, are as follows:

Fiscal Year	(In thousands)

2002	$20,297
2003	19,406
2004	12,532
2005	7,556
2006	4,273
2007 and thereafter	2,171

Total	$66,235

     Such rental expenses totaled approximately $20.9 million in fiscal 2001, $18.9 million in 2000 and $19.5 million in 1999. In addition, these leases require us to pay taxes, insurance, maintenance and other expenses with respect to the properties.

     In April 1997, Cypress sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing for $25 million in a sale-leaseback agreement. Cypress paid $9.6 million upon termination of the lease in March 2000.

Synthetic Lease Transactions

     In 1994, Cypress entered into a synthetic lease agreement with respect to our office and manufacturing facilities in San Jose, which was renewed in 1999 and now expires in 2004. In 1995, Cypress entered into a synthetic lease agreement with respect to our manufacturing facility in Minnesota, which expires in 2004. In 1996, Cypress entered into an additional synthetic lease agreement that renewed in 2001 and expires in 2006 for two additional office facilities in San Jose. In addition, Cypress entered into a synthetic lease agreement with a lessor to construct and lease an additional headquarters facility in San Jose to support consolidation from acquired companies onto one main campus. This facility is expected to be completed and rental fees will begin in the first quarter of 2002. The lease will expire in 2007. Synthetic leases are leases that qualify as capital leases for tax purposes, but qualify as operating leases for financial reporting. As such, synthetic leases represent a form of “off balance sheet” financing.

     These agreements require periodic payments that vary based on the London Interbank Offering Rate (“LIBOR”), plus a spread. The total amount of such payments in 2001 was $3.7 million, in 2000 was $4.7 million, and in 1999 was $4.0 million. All synthetic leases provide us with (i) the options for renewal at mutually agreed upon terms, and (ii) if the leases are not extended, the right and duty to acquire the property at the Lessor’s cost or to arrange for the property to be acquired by a third party at market value.

     If Cypress had purchased all the properties subject to synthetic leases at December 30, 2001, we would have been required to make a payment and record assets totaling $76.3 million. Cypress is required to maintain (and does maintain) restricted cash or investments to serve as collateral for our obligations under these leases. The aggregate amount of such restricted cash recorded as of December 30, 2001 and December 31, 2000 was $75.0 million and $60.7 million, respectively, and was classified on the Balance Sheet as a non-current asset.

     If Cypress does not purchase the properties subject to the synthetic leases on the required dates (including any acceleration of such date due to a default) and the property is sold to a third party at a price below lessor’s cost, then Cypress is contingently liable for such shortfall in an aggregate amount of up to $62.2 million as of December 30, 2001. Based on management’s estimate of the fair value of the properties, no liability was required to be recorded at December 30, 2001 or December 31, 2000.

     The amounts Cypress must pay (or find a third party to pay) for all of the properties subject to synthetic leases and the dates such payments are scheduled to be made are as follows:

Synthetic Lease Obligations Maturing:

Within 1 year	none
1 to 3 years	$43.9 million
4 to 5 years	$18.4 million
Beyond 5 years	$14.0 million

Total	$76.3 million

     Synthetic lease transactions require compliance by Cypress with certain financial covenants. Failure to meet these requirements can result in an event of default. Upon any such default, the lessors could require Cypress to immediately purchase the applicable facilities at cost or sell it to a third party at the fair market value. At December 30, 2001 Cypress was in violation of one financial covenant related to one synthetic lease agreement. Cypress received a waiver from the lessor for this covenant violation and have negotiated new covenants for future periods in an amendment to the lease, effective February 15, 2002. Cypress was in compliance with all other financial covenants as of December 30, 2001. While Cypress expects to maintain compliance with the covenants, Cypress’s ability to meet these financial covenants can be effected by events beyond its control and Cypress cannot assure that it will meet these covenants in the future.

Litigation and Asserted Claims

     The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, Cypress has received, and may receive in the future, communications alleging that our products or our processes may infringe on product or process technology rights held by others. Cypress is currently, and may in the future be, involved in litigation with respect to alleged infringement by us of another party’s patents. In the future, Cypress may be involved with litigation to:

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

     In July 2001, we filed a complaint in the United States International Trade Commission (“ITC”) against Integrated Circuit Systems, Inc. (“ICS”) and Pericom Semiconductor Corporation (“Pericom”) for infringement of a U.S. patent. The ITC subsequently instituted an investigation based upon Cypress’s complaint. In December 2001, Cypress agreed to settle this dispute with Pericom. Trial in the ITC against ICS is scheduled for April 2002. We will vigorously pursue and/or protect our rights in this matter. In November 2001, ICS filed a complaint in the ITC against us for infringement of two U.S. patents, one of which is also asserted against us in an earlier-filed action in California (see below). We have investigated the allegations in ICS’ complaint. We find at least some of the allegations to be completely without merit, and we are confident that we have meritorious defenses to the remainder of the allegations. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay expenses, which could (but is not expected to) have a material adverse effect on our financial position, results of operations and cash flows.

     In March 2001, we filed a complaint in the United States District Court for the District of Delaware against ICS, for infringement of three U.S. patents. One of these patents is the basis for Cypress’s complaint in the ITC (see above), and proceedings on this patent in Delaware have been stayed pending resolution of the ITC action. In April 2001, ICS filed a complaint in the United States District Court for the Northern District of California against Cypress. We have investigated the allegations in ICS’ complaint and find them completely without merit. We will vigorously pursue and/or protect our rights in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and/or expenses, which could (but is not expected to) have a material adverse effect on our financial position, results of operations and cash flows.

     On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages and costs. In February 2001, the Momentum complaint was dismissed, but they were given thirty days to refile. Momentum filed its Amended Complaint on April 16, 2001. We have reviewed and are investigating the allegations in the Amended Complaint. Based on the information available at this time, we believe that the suit against us is without merit. We will continue to vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position, results of operations and cash flows.

     On October 3, 2000, U.S. Philips Corp. filed a complaint in the United States District Court for the Southern District of New York against Cypress and five codefendants for infringement of a U.S. patent. In March 2001, we filed a complaint in the United States District Court for the District of Delaware against Philips Semiconductors, Inc., for infringement of four U.S. patents. We have agreed with Philips on a resolution of the disputes, and the suits were dismissed with prejudice in December 2001.

     On June 12, 2000, Cypress filed a complaint in the Superior Court of California against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. In February 2001, we amended our complaint to add a cause of action based on fraud. We believe that we will ultimately prevail in this matter. While no assurance can be given regarding the outcome of this action, Cypress believes that the final outcome of the matter will not have a material effect on Cypress’s consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress may be required to pay legal fees and other expenses that are not expected to have a material adverse effect on Cypress’s financial position, results of operations and cash flows.

     During 1998, EMI Group of North America, Inc. (“EMI”) filed suit against Cypress in the Federal Court in Delaware, claiming that Cypress infringed on four patents owned by EMI. Cypress and EMI entered into a license agreement in February 1999, for one of the four patents in the lawsuit. EMI withdrew two of the four patents from the lawsuit, including the patent related to the licensing agreement. The case involving the two remaining patents went to trial in October 1999. The jury ruled in our favor, finding that we infringed none of the patents and that each asserted claim was invalid due to prior art and physical impossibility (i.e., the patents require a step that is physically impossible to perform). EMI’s Motion for Judgment notwithstanding the Verdict was denied in part and granted in part, leaving the verdicts on noninfringement and invalidity due to physical impossibility intact, but reversing the prior art invalidity verdicts. EMI filed an appeal, and the Court of Appeals for the Federal Circuit (“CAFC”) recently ruled in our favor, upholding the noninfringement and invalidity due to physical impossibility verdicts and reversing the District Court on the prior art invalidity verdicts, thereby reinstating the jury’s finding that the patents are invalid in view of the prior art. We therefore believe that our defenses are meritorious, and we intend to continue to defend ourselves vigorously, should it be necessary to do so. The deadline for EMI to file an appeal to the U.S. Supreme Court has passed, and we understand that EMI has not filed or petitioned for such an appeal. However, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued us and 87 other companies in United States District Court for District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. In October 2001, the Lemelson Partnership amended its complaint to add allegations that two (2) more patents were infringed. The two new patents are related to one of the two patents in the litigation that were not stayed. We have reviewed and investigated the allegations in both the original and amended complaints, and we believe that the suit against us is without merit. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position, results of operations and cash flows.

     On October 2, 1997, we filed an action against Kevin Yourman, Joseph Weiss, and their associated law offices in the Superior Court of California (“Superior Court”) in Santa Clara County for malicious civil prosecution in the underlying securities fraud actions initiated by Messrs. Yourman and Weiss in 1992. The underlying securities fraud actions were dismissed because the court found that none of our officers made any actionable false or misleading statements or omissions. An appeal affirmed the lower court’s finding that Messrs. Yourman and Weiss failed to put forth evidence showing a genuine issue of fact with regard to any statements by our officers. On May 4, 1999, the Superior Court granted a summary judgment motion by Messrs. Yourman and Weiss, holding that Messrs. Yourman and Weiss had probable cause to bring the underlying litigation. Our appeal of this decision has been denied. This action has not had a material effect on our consolidated financial position, results of operations and cash flows.

Purchase Commitments

     At December 3, 2001, Cypress had purchase commitments aggregating $33.4 million, principally for manufacturing equipment, and facilities and bulk gas and nitrogen. These commitments relate to purchases to be made in 2002 of $29.9 million and the remainder is committed through 2008.

Note 16: Related Parties

Between 1992 and 1995, Cypress made cost-basis investments in QuickLogic Corporation (“QuickLogic”) Series D and Series E preferred stock. In addition, during 1996 Cypress had other various arrangements, including supply and licensing arrangements, which increased Cypress’s ownership in QuickLogic. In October 1999, QuickLogic announced its initial public offering. Cypress sold its investment in QuickLogic in October 1999 and as a result, recorded a $36.2 million gain. Cypress recorded sales to QuickLogic of $7.1 million in 1999.

     On February 22, 2001 Cypress’s Chief Executive Officer, TJ Rodgers made an investment in Sunpower Corporation, a private company developing solar cells using semiconductor technology. The investment by Mr. Rodger’s was a $750,000 bridge loan with an interest rate of 6%, which is convertible into Preferred Stock with a conversion feature priced at a 15% discount to the next round of financing. In the fourth quarter of 2001, Cypress made loans to Sunpower aggregating $450,000 with the same terms as described above through the Cypress Venture Fund (CVF). Cypress is evaluating further investments in Sunpower Corp.

Note 17: Segment Information

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

     Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding acquisition costs and non-recurring gains and losses.

Market Segment Information

     The tables below set forth information about the market segments formed during fiscal 2000. Cypress does not allocate interest income and expense, income taxes or acquisition costs and non-recurring items to segments. Cypress does not allocate assets to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

(In thousands)	2001	2000

Wide area networks / storage area networks	$341,760	$ 536,566
Wireless terminals / wireless infrastructure	225,949	473,738
Computation	251,483	277,483

Total consolidated revenues	$819,192	$1,287,787

Market Segment Income (Loss) Before Provision for Income Taxes

(In thousands)	2001	2000

Wide area networks / storage area networks	$(79,851)	$ 166,224
Wireless terminals / wireless infrastructure	(35,245)	156,046
Computation	(51,156)	62,298
Acquisition, restructuring and other non-recurring
costs	(293,366)	(55,729)
Interest income	48,231	59,152
Interest expense	(22,398)	(23,633)
Other income and (expense), net	(10,652)	5,812

Income (loss) before provision for income taxes	$(444,437)	$ 370,170

Business Segment Net Revenues

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

     The tables below set forth information about the reportable business segments for fiscal years 2001, 2000 and 1999. Cypress does not allocate interest income and expense, income taxes or acquisition costs and non-recurring items to segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

(In thousands)	2001	2000	1999

Memory	$350,908	$ 638,111	$309,002
Non-memory	468,284	649,676	436,040

Total consolidated revenues	$819,192	$1,287,787	$745,042

Page 71

Business Segment Income (Loss) before Provision for Income Taxes

(In thousands)	2001	2000	1999

Memory	$(71,503)	$ 184,279	$(19,091)
Non-memory	(94,749)	200,289	104,789
Acquisition, restructuring and other non-recurring
costs	(293,366)	(55,729)	(34,091)
Interest income	48,231	59,152	18,297
Interest expense	(22,398)	(23,633)	(9,643)
Other income and (expense), net	(10,652)	5,812	34,908

Income (loss) before provision for income taxes	$(444,437)	$ 370,170	$ 95,169

Business Segment Depreciation and Amortization

(In thousands)	2001	2000	1999

Memory	$123,400	$ 73,067	$ 67,306
Non-memory	125,603	77,637	42,614

Total consolidated depreciation and amortization	$249,003	$150,704	$109,920

Geographic Area

Revenues are attributed to countries based on the customer location. Revenues by geographic locations were:

(In thousands)	2001	2000	1999

United States	$406,692	$ 657,388	$377,625
Europe	131,578	281,574	131,528
Japan	105,998	133,669	69,041
Other foreign countries	174,924	215,156	166,848

Total revenues	$819,192	$1,287,787	$745,042

Long-lived assets (property, plant and equipment, net) by geographic locations were:

(In thousands)	2001	2000	1999

United States	$441,188	$498,843	$276,576
Philippines	52,983	65,503	77,426
Other foreign countries	5,624	7,129	4,204

Total long-lived assets	$499,795	$571,475	$358,206

Note 18: Subsequent Events

     In January 2002 the Department of Commerce revoked a 1998 antidumping order that had been imposed on SRAMs fabricated in Taiwan and imported into the United States. The Customs Service was ordered to refund, with interest, all duties deposited under the 1998 antidumping order. Between 1998 and 2001 Cypress charged $10.3 million to costs of revenues for such duties. As of February 28, 2002 Cypress has received $4.0 million and expects that it may receive up to $8.0 million during the remainder of 2002. The refunds will be recorded as an offset to cost of revenues and the interest will be recorded as interest income as received.

     During 2001, the Board of Directors authorized the repurchase of up to $143.8 million of 3.75% Convertible Subordinated Notes. In January 2002, we repurchased a total principal amount of $30.0 million for $25.4 million, resulting in a pre-tax net gain of $3.9 million. The net after-tax gain will be recorded as an extraordinary item in the 2002 consolidated statements of operations. Cumulatively we have repurchased $82.8 million in principal.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Cypress Semiconductor Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at December 30, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
——————————————

PricewaterhouseCoopers LLP
San Jose, California
January 23, 2002, except as to Notes 15 and 18,
which are as of February 28, 2002

QUARTERLY FINANCIAL DATA (In thousands, except per share amounts)

	Three Months Ended
	Dec. 30, 2001	Sep. 30, 2001	July 1, 2001	Apr. 1, 2001
Revenues	$ 191,099	$ 180,284	$ 185,546	$ 262,263

Gross profit (loss)	76,169	(27,827)	82,029	136,554

Income (loss) before extraordinary gain	(42,049)	(362,309)	(17,856)	10,457
Extraordinary gain	4,345	—	—	—

Net income (loss)	$ (37,704)	$ (362,309)	$ (17,856)	$ 10,457

Basic net income (loss) per share:
Before extraordinary gain	$ (0.35)	$ (2.92)	$ (0.14)	$ 0.08
Extraordinary gain (net of tax)	0.04	—	—	—

Net income (loss)	$ (0.31)	$ (2.92)	$ (0.14)	$ 0.08
Diluted net income (loss) per share
Before extraordinary gain	$ (0.35)	$ (2.92)	$ (0.14)	$ 0.08
Extraordinary gain (net of tax)	0.04	—	—	—

Net income (loss)	$ (0.31)	$ (2.92)	$ (0.14)	$ 0.08

	Three Months Ended
	Dec. 31, 2000	Oct. 1, 2000	July 2, 2000	Apr. 2, 2000
Revenues	$370,025	$352,687	$300,834	$264,241

Gross Profit	$218,938	$204,904	$165,691	$133,415

Net income	$ 97,590	$ 62,049	$ 65,629	$ 52,040

Net income per share:
Basic	$ 0.75	$ 0.51	$ 0.56	$ 0.45
Diluted	$ 0.68	$ 0.45	$ 0.49	$ 0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None Page 74

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections entitled “Proposal One-Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Cypress’s fiscal year ended December 30, 2001, except that the information required by this item concerning the executive officers of Cypress is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Registrant” at the end of Part I of this Report on Form 10-K.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by us, we believe that, during the fiscal year ended December 30, 2001, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were satisfied.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

(1)	FINANCIAL STATEMENTS

(2)	FINANCIAL STATEMENT SCHEDULE

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Agreement and Plan and Reorganization dated as of January 21, 1999 by and among Cypress Semiconductor Corporation, CY Acquisition Corp. and IC WORKS, Inc., as amended.

2.2(2)	Agreement and Plan of Reorganization dated as of January 10, 2000 by and among Cypress Semiconductor Corporation, CE Acquisition Corporation and Galvantech, Inc.

2.3(3)	Agreement and Plan of Reorganization dated as of April 25, 2000 by and between Cypress Semiconductor Corporation, and Alation Systems, Inc.

2.4(4)	Agreement and Plan of Reorganization dated as of July 20, 2000 between Cypress and SLM and with respect to Article VII thereof only, U.S. Bank Trust, N.A. and Dave B. Corbin.

2.5(5)	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kurt R. Jaggers, as Securityholder Agent.

2.6(5)	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., the shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Rich Bowers, as Securityholder Agent.

2.7(6)	Stock Purchase Agreement as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporations, the shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Israel Zilberman, as Securityholder Agent.

2.8(7)	Agreement and Plan of Reorganization dated June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kenneth P. Lawler, as Securityholder Agent.

2.9(7)	First Amendment to Agreement and Plan of Reorganization dated July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kenneth P. Lawler, as Securityholder Agent.

2.10(7)	Agreement and Plan of Reorganization dated August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

Page 76

2.11(7)	First Amendment to Agreement and Plan of Reorganization dated September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2.12*	Agreement and Plan of Reorganization dated November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Robert C. Marshall, as Securityholder Agent.

3.1(8)	Second Restated Certificate of Incorporation.

3.2*	Bylaws, as amended.

4.1(9)	Subordinated Indenture, dated as of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.2(10)	Supplemental Trust Indenture, dated as of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3(11)	Supplemental Trust Indenture, dated as of June 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

10.1(12)	Form of Indemnification Agreement.

10.2(11)(13)	Cypress Semiconductor Corporation 1994 Stock Option Plan.

10.3(13)(14)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, as amended.

10.4(13)(15)	Consulting Agreement between Fred Bialek and Cypress Semiconductor Corporation.

10.5(11)(13)	Cypress Semiconductor Corporation 1999 Key Employee Bonus Plan Agreement.

10.6(13)(16)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.

21.1*	Subsidiaries of Cypress Semiconductor Corporation.

23.1*	Consent of Independent Accountants.

24.1*	Power of Attorney.

(1)	Previously filed as an exhibit to our current report on Form 8-K filed February 12, 1999.

(2)	Previously filed as an exhibit to our current report on Form 8-K filed January 18, 2000.

(3)	Previously filed as an exhibit to our current report on Form 8-K filed June 14, 2000.

(4)	Previously filed as an exhibit to our current report on Form 8-K filed September 20, 2000.

(5)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.

(6)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2001.

(7)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(8)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2000.

(9)	Previously filed as an exhibit to our current report on Form 8-K filed March 17, 2000.

(10)	Previously files as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.

(11)	Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.

(12)	Previously filed as an exhibit to our registration statement on Form S-1 which was declared effective on March 4, 1987 (SEC file number 33-12153).

(13)	Management compensatory plan, contract or arrangement.

(14)	Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998 (SEC file number 333-68703).

(15)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.

(16)	Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999 (SEC file number 333-76665).

*	Filed as an exhibit to this annual report.

(b)	Reports on Form 8-K:

None Page 77

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Cypress Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Annual Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 25th day of March 2002.

CYPRESS SEMICONDUCTOR CORPORATION By: /s/ Emmanuel Hernandez —————————————— Emmanuel Hernandez, Chief Financial Officer, Vice President, Finance and Administration

Page 78