Form 10-Q
period 2002-03-31
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2002-05-15
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

The total number of shares of the registrant’s common stock outstanding as of March 31, 2002 was 122,699,000.

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Page 2

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)

ASSETS
	March 31, 2002	December 30, 2001
Current assets:
Cash and cash equivalents	$79,852	$109,999
Short-term investments	75,397	95,423

Total cash, cash equivalents and short-term investments	155,249	205,422

Accounts receivable, net	111,914	97,817
Inventories, net	66,436	73,268
Other current assets	237,029	250,328

Total current assets	570,628	626,835

Property, plant and equipment, net	499,464	499,795
Goodwill	336,277	324,764
Other intangible assets	138,855	158,201
Other assets	263,742	276,841

Total assets	$1,808,966	$1,886,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,774	$73,916
Accrued compensation and employee benefits	44,798	45,409
Other current liabilities	107,444	119,628
Deferred income on sales to distributors	21,680	14,249
Income taxes payable	1,757	1,300

Total current liabilities	238,453	254,502

Convertible subordinated notes	481,700	517,700
Deferred income taxes and other tax liabilities	199,937	203,272
Other long-term liabilities	41,646	42,534

Total liabilities	961,736	1,018,008

Commitments and contingencies (See Note 5)

Stockholders’ equity:

Preferred stock, $.01 par value, 5,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares
authorized; 139,165 and 139,052 issued; 122,699 and 121,495
outstanding at March 31, 2002 and December 30, 2001	1,392	1,391
Additional paid-in-capital	1,170,543	1,162,642
Deferred stock compensation	(49,712)	(53,141)
Accumulated other comprehensive income	1,431	2,722
Retained earnings	62,999	103,860

	1,186,653	1,217,474
Less: shares of common stock held in treasury, at cost;
16,466 shares and 17,557 shares at March 31, 2002 and
December 30, 2001	(339,423)	(349,046)

Total stockholders’ equity	847,230	868,428

Total liabilities and stockholders’ equity	$1,808,966	$1,886,436

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 3

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Revenues	$193,155	$262,263
Cost of revenues	118,266	125,709

Gross Margin	74,889	136,554

Operating expenses:

Research and development	73,482	57,424
Selling, general and administrative	35,383	46,292
Restructuring costs	1,595	—
Acquisition-related costs	11,692	23,048

Total operating expenses	122,152	126,764

Operating income (loss)	(47,263)	9,790
Interest income	8,524	16,981
Interest expense	(4,945)	(5,571)
Other income and (expense), net	(2,000)	(1,496)

Income (loss) before income taxes	(45,684)	19,704
(Provision) benefit for income taxes	3,071	(9,247)

Net income (loss) before extraordinary gain	(42,613)	10,457
Extraordinary gain (net of tax of $1,882 and $0, respectively)	2,822	—

Net income (loss)	$(39,791)	$10,457

Net income (loss) per share:

Basic net income (loss) per share:
Before extraordinary gain	$(0.35)	$0.08
Extraordinary gain	0.02	—

Net income (loss)	$(0.33)	$0.08

Diluted net income (loss) per share:
Before extraordinary gain	$(0.35)	$0.08
Extraordinary gain	0.02	—

Net income (loss)	$(0.33)	$0.08

Weighted average common and common equivalent shares
outstanding:
Basic	122,122	126,417
Diluted	122,122	132,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 4

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Cash flow from operating activities:
Net income (loss)	$(39,791)	$10,457

Adjustments to reconcile net income (loss) to net cash
generated from (used for) operating activities:

Depreciation and amortization	51,574	52,992
Loss on sales of property, plant and equipment, net	1,534	511
Acquired in-process research and development	500	11,300
Net gain on early retirement of debt, net of tax	(2,822)	—
Deferred income taxes	10,725	(13,011)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,097)	37,050
Inventories	6,832	(37,155)
Other assets	(16,741)	(2,806)
Accounts payable, accrued liabilities and other liabilities	(26,976)	(4,480)
Deferred income	9,754	14,416
Income taxes payable	457	(1,363)

Net cash flow generated from (used for) operating activities	(19,051)	67,911

Cash flow from investing activities:
Purchase of investments	(27,951)	(82,987)
Sale or maturities of investments	58,243	142,396
Cash paid for acquisitions, net	(582)	(110,856)
Acquisition of property, plant and equipment	(33,992)	(78,173)
(Issuance) repayment of notes to employees, net	13,058	(7,608)
Proceeds from the sale of equipment	2,695	—

Net cash flow generated from (used for) investing activities	11,471	(137,228)

Cash flow from financing activities:
Redemption of convertible debt	(30,739)	—
Repurchase of common shares	—	(21,426)
Issuance of common shares (1)	8,118	9,977
Premiums received from stock put options	—	8,084
Maturity (purchase) of structured options, net	578	—
Repayment of stockholder notes receivable, net	384	36
Other long-term liabilities	(908)	(4,677)

Net cash flow used for financing activities	(22,567)	(8,006)

Net decrease in cash and cash equivalents	(30,147)	(77,323)
Cash and cash equivalents, beginning of period	109,999	551,025

Cash and cash equivalents, end of period	$79,852	$473,702

Supplemental Disclosure of Non-Cash Information

(1) Common stock issued for acquisitions	$2,318	$28,247

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements. Page 5

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2002
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation (“Cypress”) reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three-month periods ended March 31, 2002 (“Q1 2002”) and April 1, 2001 (“Q1 2001”) included thirteen weeks.

Basis of Presentation

In the opinion of the management of Cypress, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been reclassified to conform to current year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

The results of operations for Q1 2002 are not necessarily indicative of the results to be expected for the full year.

Goodwill and Purchased Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaced Accounting Principles Board (“APB”) Opinion No. 16 and eliminated pooling-of-interests accounting prospectively. It also provided guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is required to be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

Cypress adopted SFAS No. 142 in fiscal 2002. In connection with the adoption of SFAS No. 142, Cypress performed a transitional goodwill impairment assessment and determined that there was no impairment of goodwill. There can be no assurance that a future goodwill impairment test will not result in a charge to earnings.

On December 31, 2001 (the first day of fiscal 2002), Cypress stopped amortizing goodwill, including $17.5 million of acquired workforce previously classified as purchased intangible assets. As a result, in Q1 2002, Cypress did not recognize $10.1 million of goodwill amortization expense that would have been recognized had the previous standards been in effect.

The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect for the Q1 2001:

(In thousands)	March 31, 2002	April 1, 2001

Reported net income (loss)	$(39,791)	$10,457
Adjustments:
Amortization of goodwill	—	5,184
Amortization of acquired workforce previously classified
as purchased intangible assets	—	652

Net adjustments	—	5,836

Adjusted net income (loss)	$(39,791)	$16,293

Reported net income (loss) before extraordinary gain per share – basic	$(0.35)	$0.08
Adjusted net income (loss) before extraordinary gain per share – basic	$(0.35)	$0.13
Extraordinary gain	$0.02	$—
Adjusted net income (loss) per share – basic	$(0.33)	$0.13

Reported net income (loss) before extraordinary gain per share – diluted	$(0.35)	$0.08
Adjusted net income (loss) before extraordinary gain per share – diluted	$(0.35)	$0.12
Extraordinary gain	$0.02	$—
Adjusted net income (loss) per share – diluted	$(0.33)	$0.12

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Note 2 – Acquisitions

Acquisition of Sahasra Networks, Inc.

On February 28, 2002, Cypress acquired 100% of the outstanding capital stock of Sahasra Networks, Inc. (“Sahasra”), a company working on a software-based method of making large-entry, next generation network search engines, for $3.2 million in cash and Cypress common stock. Sahasra will be part of the Non-memory business segment and the Wide Area Network/Storage Area Network (“WAN/SAN”) market segment. The acquisition resulted in identifiable intangible assets of $2.7 million and a charge for in-process research and development of $0.5 million.

The agreement with Sahasra includes provisions for contingent cash payments to employees and third parties of up to $2.3 million through December 2005 based on the amount of revenues generated by certain products in future periods. Additional provisions are included for the contingent issuance of up to 0.3 million shares of Cypress common stock through December 2004 based on the achievement of certain product development milestones. Cash payments or the issuance of shares contingent upon the payees remaining employed by Cypress will be accounted for as compensation for services and expensed in the appropriate periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid.

Pro forma results of operations have not been presented, as this is not considered a material business combination.

Purchased Intangibles

The following tables present details of Cypress’s total purchased intangible assets:
As of March 31, 2002

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$210,155	$(94,920)	$115,235
Non-compete agreements	18,650	(3,584)	15,066
Patents, licenses and trademarks	6,350	(1,127)	5,223
Under market leases	1,850	(1,850)	—
Other	4,600	(1,269)	3,331

Total	$241,605	$(102,750)	$138,855

As of December 30, 2001

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$208,915	$(86,708)	$122,207
Non-compete agreements	17,100	(2,083)	15,017
Workforce	17,523	(6,010)	11,513
Patents, licenses and trademarks	6,350	(758)	5,592
Under market leases	1,850	(1,622)	228
Other	4,600	(956)	3,644

Total	$256,338	$(98,137)	$158,201

Amortization expense for Q1 2002 of $10.6 million associated with these acquired intangibles is included in “Acquisition costs” in the statement of operations. The estimated annual amortization expense of purchased intangible assets is as follows:

(In thousands)	Amount

2002 (remaining nine months)	$31,686
2003	42,524
2004	36,865
2005	23,519
2006	4,114
2007 and beyond	147

Contingent milestone/revenue-based compensation related to acquisitions of $4.9 million is included in Research and Development in the statements of operations.

Note 3 – Restructuring Costs

On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which Cypress operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of 2001, Cypress recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

A restructuring charge of $1.6 million was recorded in Q1 2002 for additional opportunities identified as part of the personnel portion of the 2001 restructuring plan. The charge relates to severance and related employee benefit costs for the termination of approximately 250 employees, the majority of whom are located in our Philippines facility. As of the end of Q1 2002, 102 of these employees had left Cypress.

The following table summarizes the restructuring reserve and charges for the quarter ended March 31, 2002.

(In thousands)	Reserves And Write-Downs at 12/30/2001	Provision	Non-Cash Charges	Cash Charges	Reserves And Write-Downs at 3/31/2002

Property, plant & equipment	$104,462	$—	$(5,096)	$(147)	$99,219
Leased facilities	3,866	—	—	(375)	3,491
Personnel	1,385	1,595	—	(1,581)	1,399

Total	$109,713	$1,595	$(5,096)	$(2,103)	$104,109

Note 4 – Balance Sheet Components

Cash and Investments

(In thousands)	March 31, 2002	December 30, 2001

Cash and cash equivalents	$79,852	$109,999
Short-term investments	75,397	95,423
Long-term investments	122,078	134,495
Restricted investments	76,739	74,968

Cash and investments	$354,066	$414,885

Inventories, Net

(In thousands)	March 31, 2002	December 30, 2001

Raw materials	$5,415	$6,708
Work-in-process	48,890	42,624
Finished goods	12,131	23,936

Inventories, net	$66,436	$73,268

Other Current Assets

(In thousands)	March 31, 2002	December 30, 2001

Employee stock purchase assistance plan, net	$104,161	$117,220
Deferred tax assets	104,799	104,798
Other current assets	28,069	28,310

Other current assets	$237,029	$250,328

Other Assets

(In thousands)	March 31, 2002	December 30, 2001

Long-term investments	$122,078	$134,495
Restricted investments	76,739	74,968
Other	64,925	67,378

Other assets	$263,742	$276,841

Page 9

Other Current Liabilities

(In thousands)	March 31, 2002	December 30, 2001

Customer advances	$29,201	$30,497
Deferred employee compensation	21,406	19,664
Accrued royalties	4,670	4,311
Other	52,167	65,156

Other current liabilities	$107,444	$119,628

Note 5 – Commitments and Contingencies

Legal Matters

In July 2001, we filed a complaint in the United States International Trade Commission (“ITC”) against Integrated Circuit Systems, Inc. (“ICS”) and Pericom Semiconductor Corporation (“Pericom”) for infringement of a U.S. patent. The ITC subsequently instituted an investigation based upon Cypress’s complaint. In December 2001, we agreed to settle this dispute with Pericom. Trial in the ITC against ICS is scheduled for July 2002. We will vigorously pursue and/or protect our rights in this matter. In November 2001, ICS filed a complaint in the ITC against us for infringement of two U.S. patents, one of which is also asserted against us in an earlier-filed action in California (see below), the other of which (U.S. Patent No. 5,703,537) ICS voluntarily withdrew from the ITC proceedings following our motion that ICS’ own product data sheets invalidated ICS’ asserted claim. We have investigated the remaining allegations in ICS’ complaint. We believe that we have meritorious defenses to these allegations. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

On November 16, 2000, Momentum, Inc. (“Momentum”) filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages and costs. In February 2001, Momentum’s complaint was dismissed, but Momentum was given thirty days to refile. Momentum filed its amended complaint on April 16, 2001. We have investigated the allegations in the amended complaint. We believe that we have meritorious defenses to these allegations. We will continue to defend ourselves vigorously in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our financial position, results of operations and cash flows.

On June 12, 2000, Cypress filed a complaint in the Superior Court of California against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. In February 2001, we amended our complaint to add a cause of action based on fraud. We have resolved the dispute with Altera, and our suit was dismissed in April 2002.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us alleging that we infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued us and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. In October 2001, the Lemelson Partnership amended its complaint to add allegations that two more patents were infringed. The two new patents are related to one of the two patents in the litigation that were not stayed. We have reviewed and investigated the allegations in both the original and amended complaints. We believe that we have meritorious defenses to these allegations. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Note 6 – Debt and Equity Transactions

At March 31, 2002, Cypress had outstanding a series of equity options (on Cypress common stock) in the amount of $27.6 million. The options require physical settlement and expire in June 2002. Upon expiration of the options, if Cypress’s stock price is above the trigger price, Cypress will have its capital returned with a premium. If below the trigger price, Cypress will receive a specified number of shares of Cypress common stock instead of a return of capital. The range of the trigger prices is $20.00 — $23.42. The transactions are recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet. During Q1 2002, maturing contracts net of new contracts written resulted in net cash inflow of $0.6 million.

During fiscal 2001, Cypress sold put warrants through private placements for which Cypress received premiums under the program of $16.9 million. As of March 31, 2002, Cypress had a maximum potential obligation under such puts to purchase 0.3 million shares of its common stock at an aggregate price of $3.6 million. These puts had a strike price of $14.58, and expired unexercised in April 2002. Subsequently, Cypress sold additional put warrants with a strike price of $20.00 for which Cypress received premiums of $0.2 million. As of May 11, 2002, Cypress had a maximum potential obligation to purchase 0.3 million shares of its common stock at an aggregate price of $5.0 million under these puts. The new put warrants will expire in July 2003. Cypress has the right to settle the put warrants with cash or settle with shares of Cypress’s common stock. These transactions have been and will be recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet.

Cypress recorded provisions for deferred stock compensation related to acquisitions and certain other grants of approximately $5.0 million in Q1 2002 related to the issuance of stock options below fair value in connection with the Silicon Packets acquisition. This amount is being amortized over the vesting period of the individual stock options or stock, generally a period of four to five years. Deferred stock compensation expense, included in Selling General and Administrative expense and Research and Development expense in the statements of operations, totaled approximately $10.0 million in Q1 2002 and $4.2 million in Q1 2001.

Convertible Subordinated Notes

During 2001, Cypress’s Board of Directors authorized the repurchase from time to time of up to $143.8 million of 3.75% Convertible Subordinated Notes (“3.75% Notes”). In the Q1 2002, Cypress retired a total of $36.0 million principal of the 3.75% Notes, for $30.7 million, resulting in a pre-tax net gain of $4.7 million. The gain was net of the write-off of bond issuance costs of $0.6 million (pre-tax). The net after-tax gain was recorded as an extraordinary item in the statement of operations. Since November 2001 Cypress has repurchased $88.8 million in principal of the 3.75% notes.

Note 7 – Comprehensive Income

The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001

Net income (loss)	$(39,791)	$10,457
Other comprehensive income:
Change in net unrealized gains on investments, net of tax of $860	(1,291)	—

Total	$(41,082)	$10,457

Note 8 – Segment Reporting

Cypress operates under two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes static Random Access Memories (“RAMs”) and is characterized by high unit sales volume and is generally subject to greater pricing pressures than our Non-memory Products. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and interface products.

Cypress’s divisions are aligned to enhance focus on communications market segments. The WAN and SAN divisions are helping provide product definition in the networking arena. Similarly, the Wireless Terminals and Wireless Infrastructure divisions help focus our efforts in the wireless space. The Computation and Other market segment includes products used in computers, peripherals and other applications. Cypress’s current Memory and Non-memory business segments continue to operate as they have in the past. The market focus provides systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development (“R&D”) spending.

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

Market Segment Net Revenues

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001

Wide area networks / storage area networks	$64,713	$140,460
Wireless terminals / wireless infrastructure	62,699	68,407
Computation	65,743	53,396

Total consolidated revenues	$193,155	$262,263

Market Segment Income (Loss) Before Provision for Income Taxes

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001

Wide area networks / storage area networks	$(24,830)	$19,236
Wireless terminals / wireless infrastructure	(10,210)	14,666
Computation	1,064	(1,064)
Restructuring and acquisition costs	(13,287)	(23,048)
Interest income	8,524	16,981
Interest expense	(4,945)	(5,571)
Other income and (expense), net	(2,000)	(1,496)

Income (loss) before provision for income taxes	$(45,684)	$19,704

Page 12

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (Fab 2), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as our OC-48 SERDES device for optical communications systems.

The tables below set forth information about the reportable business segments for the three months ended March 31, 2002 and April 1, 2001. Cypress does not allocate interest income and expense, income taxes or acquisition costs and non-recurring items to segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001

Memory	$73,037	$138,651
Non-memory	120,118	123,612

Total consolidated revenues	$193,155	$262,263

Business Segment Income (Loss) before Provision for Income Taxes

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001

Memory	$(8,699)	$34,676
Non-memory	(25,277)	(1,838)
Restructuring and acquisition costs	(13,287)	(23,048)
Interest income	8,524	16,981
Interest expense	(4,945)	(5,571)
Other income and (expense), net	(2,000)	(1,496)

Income (loss) before provision for income taxes	$(45,684)	$19,704

Page 13

Note 9 – Earnings (Loss) Per Share

As required by SFAS No. 128, following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computation:

	March 31, 2002			April 1, 2001
(In thousands, except per share amounts)	(Loss)	Shares	Per Share Amount	Income	Shares	Per Share Amount

Net income (loss) before extraordinary gain	$(42,613)	122,122	$(0.35)	$10,457	126,417	$0.08
Extraordinary gain (net of tax of $1,882)	2,822		0.02	—		—

Basic EPS:
Net income (loss)	$(39,791)	122,122	$(0.33)	$10,457	126,417	$0.08
Effects of dilutive securities:
4.0% Convertible notes	—	—		—	—
3.75% Convertible notes	—	—		—	—
Options and warrants	—	—		—	5,633

Diluted EPS:
Net income (loss)	$(39,791)	122,122	$(0.33)	$10,457	132,050	$0.08

For the quarters ended March 31, 2002 and April 1, 2001 options to purchase 25,192,000 and 18,543,000 shares, respectively, of common stock were outstanding, and 25,192,000 and 7,236,000 were excluded from the computation of diluted EPS, as their effect was anti-dilutive. Convertible debentures outstanding at March 31, 2002 and April 1, 2001 were convertible to 9,296,000 and 10,715,000 shares, respectively, of common stock and were also excluded from diluted EPS, as their effect was anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CYPRESS SEMICONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Month Period Ended March 31, 2002

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the prospects for Cypress as well as the semiconductor industry more generally, including without limitation, statements about increases in gross margin, rate of growth of research and development expenditures as a percent of revenues, improved competitiveness with changes in our non-U.S. sales distribution model, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, capital expenditure plans, planned manufacturing capacity, the bottom of the economic downturn, our ability to rebound from the economic downturn, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in “Risk Factors” below.

Results of Operations

Overview

Cypress continues to be adversely affected by the ongoing worldwide economic downturn. Revenues and earnings for the fiscal quarter ended March 31, 2002 (“Q1 2002”) are significantly lower than for the fiscal quarter ended April 1, 2001 (“Q1 2001”). Compared to the fiscal quarter ended December 30, 2001 (“Q4 2001”), revenue and net loss before extraordinary items improved slightly while unit sales, backlog and bookings all increased.

For Q1 2002, revenues were $193.2 million, up 1% from the Q4 2001 revenues of $191.1 million, and down 26% when compared to revenues for Q1 2001. Q1 2002 was the second sequential quarter of revenue improvement and may indicate that the third quarter of fiscal 2001 was the bottom of the recent downturn for Cypress. Bookings of $201.5 million resulted in a book-to-bill ratio of 1.04 and resulted in a 15% increase in backlog.

On a same device basis, average selling prices (“ASPs”) declined significantly compared to Q4 2001. All product families were affected with Random Access Memory (“RAM”) and clocks showing the greatest decline. Compared to the year ended December 30, 2001, device prices were down across all product families. Unit shipments were 128.8 million, up 15% from Q4 2001 and 25% from Q1 2001. Unit growth came from all areas except wide area and storage area networks (“WAN/SAN”). Q1 2002 represented the third consecutive quarter in which unit volumes increased helping to increase facility utilization. Gross margin for Q1 2002 was 39%, a decline of 13 percentage points from Q1 2001 and 1 percentage point from the Q4 2001.

Net loss before extraordinary gain for Q1 2002 was $42.6 million versus income of $10.5 million for Q1 2001 and loss (before extraordinary gain) of $42.0 million for Q4 2001. We have begun to see the positive effects of the third quarter 2001 restructuring. We expect to rebound from the economic downturn at least in line with the industry.

A discussion of the Cypress’s critical accounting policies can be found in Cypress’s Annual Report on Form 10-K. There were no changes in these policies in Q1 2002.

Revenues

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001	% Change

Wide area networks / storage area networks	64,713	140,460	-53.9%
Wireless terminals / wireless infrastructure	62,699	68,407	-8.3%
Computation	65,743	53,396	23.1%

Total consolidated revenues	193,155	262,263	-26.4%

Revenues of the WAN and SAN markets decreased 54% when compared to Q1 2001 due to decreased unit demand in the networking end markets. Demand in all aspects of the networking market (Transmission, Metro & Access) showed decreases compared to the year-ago quarter due to postponed infrastructure investment and excess inventory both at original equipment manufacturers and in the after markets. The segment is showing modest recovery as it marked the second consecutive quarter-on-quarter growth but end market demand remains slow.

Revenues for the wireless terminal (“WIT”) and wireless infrastructure (“WIN”) divisions decreased 8% when compared to Q1 2001 due primarily to decreased unit demand in the WIN segment. The recovery in this segment is being lead by our WIT products, where increased handset unit demand has more than offset declining ASPs, resulting in revenue growth of 23% compared to Q1 2001.

Revenues for the computation division increased 23% when compared to Q1 2001. The growth is primarily due to the development and market acceptance of our family of plug-and-play USB devices. Additional unit demand for the USB products has offset lower sales of memories into the PC market. Clock product revenue grew compared to Q1 2001 despite declining ASPs.

Cost of Revenues

Cost of revenues represented 61% of revenues in Q1 2002 versus 48% of revenues in Q1 2001, reflecting the economic slowdown that has adversely affected the semiconductor industry in general and market pricing in particular. Cost of revenues declined $7.4 million from $125.7 million in Q1 2001 to $118.3 million in Q1 2002. Volume increases have been more than offset by lower unit costs. On a unit basis, volumes have increased 25% as all areas except WAN/SAN improved. Unit costs are substantially lower due to the favorable effect of our third quarter 2001 restructuring on labor and depreciation and due to higher plant utilization. The improvements have been slightly offset by higher wafer costs.

In January 2002, the Department of Commerce revoked a 1998 antidumping order that had been imposed on static RAMs fabricated in Taiwan and imported into the United States. The United States Customs Service was ordered to refund, with interest, all duties deposited under the 1998 antidumping order. Between 1998 and 2001, we charged $10.3 million to cost of revenues for such duties. During the three months ended March 31, 2002, we received $11.8 million in refunds, of which $9.9 million was recorded as an offset to cost of revenues and $1.9 million was recorded in interest income. This benefit to our gross margin was substantially offset by certain other items, including a change in estimate for deferred income on sales to distributors.

Research and Development

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001	% Change

Revenues	193,155	262,263	-26.4%
Research and development	73,482	57,424	28.0%
R&D as a percent of revenues	38.0%	21.9%
Acquisition related compensation	11,895	1,191	898.7%

R&D excluding acquisition related compensation	61,587	56,233	9.5%
R&D excluding acquisition related compensation	31.9%	21.4%
as percent of revenues

Research and development (“R&D”) expenditures in Q1 2002 increased from Q1 2001 as Cypress continued its effort to accelerate the development of new products and migrate to more advanced process technologies. In addition, R&D costs increased as a result of headcount increases from acquisitions completed in 2001.

During Q1 2002, Cypress recorded $11.9 million in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions as compared to $1.2 million in Q1 2001. The increase in acquisition related compensation charges is attributed to our 2001 acquisitions.

Selling, General and Administrative

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001	% Change

Revenues	193,155	262,263	-26.4%
Selling, general and administrative	35,383	46,292	-23.6%
SG&A as a percent of revenues	18.3%	17.7%
Acquisition related compensation	2,043	2,344

SG&A excluding acquisition related compensation	33,340	43,948	-24.1%
SG&A excluding acquisition related compensation	17.3%	16.8%
as percent of revenues

Selling, general and administrative (“SG&A”) expenses in Q1 2002 decreased from Q1 2001 due primarily to reduced labor charges, decreased commission and travel expenses and decreases in general spending levels.

During Q1 2002, Cypress recorded $2.0 million in non-cash deferred compensation and cash compensation related to milestone/revenue-based compensation from acquisitions compared to $2.3 million in Q1 2001. Acquisition-related compensation charges are primarily attributed to the Silicon Light Machines, International Microcircuits, Inc. (“IMI”) and ScanLogic Corporation acquisitions.

Restructuring

On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which Cypress operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of 2001, Cypress recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel. Cypress expects to realize a benefit of up to $12.0 million per quarter from lower depreciation and payroll costs in future periods.

A restructuring charge of $1.6 million was recorded in Q1 2002 for additional opportunities identified as part of the personnel portion of the 2001 restructuring plan. The charge relates to severance and related employee benefit costs for the termination of approximately 250 employees, the majority of whom are located in our Philippines facility. As of the end of Q1 2002, 102 of these employees had left Cypress.

The following table summarizes the restructuring reserve and charges for the quarter ended March 31, 2002.

(In thousands)	Reserves And Write-Downs at 12/30/2001	Provision	Non-Cash Charges	Cash Charges	Reserves And Write-Downs at 3/31/2002

Property, plant & equipment	$104,462	$—	$(5,096)	$(147)	$99,219
Leased facilities	3,866	—	—	(375)	3,491
Personnel	1,385	1,595	—	(1,581)	1,399

Total	$109,713	$1,595	$(5,096)	$(2,103)	$104,109

Acquisition Costs

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process research and development charges. Amortization of intangible assets was $10.6 million and $11.7 million in Q1 2002 and Q1 2001, respectively. Cypress expensed in-process research and development of $0.5 million in Q1 2002 related to the acquisition of Sahasra. Cypress expensed in-process research and development of $11.3 million in Q1 2001 related to the acquisitions of IMI and HiBand.

Interest Income, Interest Expense and Other Income and (Expense), Net

(In thousands)	March 31, 2002	April 1, 2001	% Change

Interest income	8,524	16,981	-49.8%
Interest expense	(4,945)	(5,571)	-11.2%
Other income and (expense), net	(2,000)	(1,496)	33.7%

Interest and other income and (expense), net	1,579	9,914	-84.1%

Interest income, interest expense and other income and (expense), net, was $1.6 million for the Q1 2002 compared to $9.9 million for Q1 2001. Other income and (expense), net includes amortization of bond issuance costs, foreign exchange gains and losses and other non-operating items.

Interest income decreased $8.5 million or 49.8% for Q1 2002 versus Q1 2001 due to lower average cash and investment balances and decreased yields in Q1 2002. That reduction was partially offset by $1.9 million in interest income related to the duty refunds from the United States Customs Service.

Interest expense was $4.9 million for Q1 2002, compared to $5.6 million for Q1 2001. Interest expense is primarily associated with the 4.0% Convertible Subordinated Notes (“4.0% Notes”), issued in January 2000, due in 2005, and the 3.75% Convertible Subordinated Notes (“3.75% Notes”), issued in June 2000, due in 2005. The decrease in interest expense in Q1 2002 compared to Q1 2001 is primarily associated with the repurchase of $88.8 million in principal of the 3.75% Notes which occurred between November 2001 and March 2002.

Other income and (expense), net of $(2.0) million for Q1 2002 primarily reflects foreign exchange loses of $1.4 million and $0.7 million related to the amortization of bond issuance costs. During Q1 2001, foreign exchange gains and losses were negligible while amortization of bond costs were $0.8 million. The decrease in amortization of bond costs is related to the previously discussed repurchase of a portion of the 3.75% Notes.

Extraordinary Gain

In Q1 2002, Cypress retired a total of $36.0 million principal of 3.75% Notes, for $30.7 million, resulting in a pre-tax net gain of $4.7 million. The gain was net of the write-off of bond issuance costs of $0.6 million (pre-tax). The net after-tax gain of $2.8 million was recorded as an extraordinary gain.

Taxes

Cypress’s effective tax rates for Q1 2002 and Q1 2001 were 2.9% and 46.9%, respectively. A tax benefit of $1.2 million was recorded during Q1 2002 compared to tax expense of $9.2 million during Q1 2001. The Q1 2002 tax benefit was attributable primarily to current year net operating losses, but is minimal in amount because of the significant limitation, based on management’s assessment, on realization of future benefits. On an ongoing basis, Cypress’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Pro Forma Earnings (Loss)

In addition to our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we provide our stockholders with pro forma financial information. We believe that our presentation of pro forma results is a useful addition to information provided to our stockholders. Our presentation of pro forma information excludes non-cash expenses resulting from acquisition or issuance of stock options, cash charges for payments based on the achievement of certain performance milestones under acquisition agreements, as well as unusual or infrequent expenses or credits that are not directly attributable to our ongoing operations and are expected to be incurred over a limited period of time. Because of these exclusions, our pro forma presentation is not in accordance with GAAP. Additionally, our presentation of pro forma information may not be consistent with that of other companies. PRO FORMA INFORMATION IS NOT, AND SHOULD NOT BE CONSIDERED, A SUBSTITUTE FOR FINANCIAL INFORMATION PREPARED IN ACCORDANCE WITH GAAP. We believe that we have been consistent in our identification of unusual or infrequent items including both favorable and unfavorable items.

	Three months ended

(In thousands)	March 31, 2002	April 1, 2001

Net income (loss)	$(39,791)	$10,457
Acquisition costs(1)	26,600	27,047
Restructuring costs (2)	1,595	—
Tax effects of pro forma adjustments	1,826	(4,778)

Income (loss) before extraordinary gain	(9,770)	32,726
Extraordinary gain net of taxes	(2,822)	—

Pro forma earnings (loss) (3)	$(12,592)	$32,726

(1)	In-process technology, non-cash stock compensation costs, cash charges based on the achievement of milestones under acquisition agreements, and the amortization of intangible assets and goodwill (in fiscal 2001 only) related to those acquisitions.
(2)	Additional charges taken in Q1 2002 related to the reduction in force.
(3)	For purposes of pro forma earnings as discussed, Cypress’s effective tax rates for the fiscal years 2002 and 2001, were 28.0% and 14.2%, respectively.

This information should be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP included in this report. Page 19

Liquidity and Capital Resources

(In thousands)	March 31, 2002	December 30, 2001

Cash, cash equivalents and short-tem investments	$155,249	$205,422
Working capital	332,175	372,333
Long-term debt and capital lease obligations	488,785	525,673
Stockholders’ equity	847,230	868,428

Cypress’s cash, cash equivalents and short-term investments totaled $155.2 million at March 31, 2002, a $50.2 million decrease from the end of fiscal 2001. Working capital decreased $40.2 million during the same period. These decreases are primarily attributable to net cash flows used for financing activities and cash flows used in operations in Q1 2002.

During Q1 2002, cash used in operating activities of $19.1 million was primarily attributed to changes in working capital of $40.8 million and operating losses less non-cash items. In Q1 2001, cash flows generated by operating activities were $67.9 million. The change in operating cash flows from Q1 2001 to Q1 2002 was primarily attributable to operating losses less non-cash items and changes in working capital during Q1 2002.

Net cash flows provided by investing activities of $11.5 million during Q1 2002 were related primarily to sales of investments of $58.2 million and repayment of loans by employees under the stockholder-approved Stock Purchase Assistance Plan of $13.1 million. During Q1 2002, purchases of investments totaled $28.0 million. In addition, Cypress purchased $34.0 million during Q1 2002 in capital equipment, a $44.2 million decrease from the $78.2 million purchased in Q1 2001. The purchases included equipment for Cypress’s domestic wafer fabrication plants, assembly and test facility in the Philippines, back-end manufacturing subcontractors and design and technology groups. Capital expenditures in fiscal 2002 are expected to be slightly lower when compared to fiscal 2001 and are expected to be primarily on projects which increase wafer manufacturing, assembly and test, and research and design capabilities. In fiscal 2002, Cypress expects to purchase approximately $165 million in capital equipment.

Net cash flows used in financing activities were $22.6 million during Q1 2002. Redemption of convertible debt was $30.7 million. This cash outflow was offset primarily by cash inflows $8.1 million related to the issuance of common shares from the exercise of options and purchases through the Employee Stock Purchase Program.

In the next twelve months the current economic downturn may negatively impact cash and cash equivalent balances and cash flow from operations; however, Cypress believes that existing cash, cash equivalents and investments, and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for at least the next twelve months. Beyond twelve months, a continuation of the economic downturn, changes in market demand and the possible need to change manufacturing capacity and capability, may require Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

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

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we experienced a significant slowdown in customer orders including large order cancellations across nearly all of our product lines, especially during the first six months of fiscal 2001, which resulted in historically low net bookings during that period. In addition, we experienced corresponding decreases in revenues and average selling prices during fiscal 2001 and expect continued pressure on average selling prices in both 2002 and the future. As a consequence of the economic downturn in 2001, we announced a restructuring plan that involved resizing our manufacturing facilities, reducing our workforce and combining facilities. In addition, we recorded a provision for excess inventory and related purchase commitments. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

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

Page 21

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

As a result of the economic downturn, prices declined during 2001 and have continued to do so during 2002. In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products, particularly commodity products, fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

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

A high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines. We rely on independent subcontractors to assemble, package and test the balance of our products. This reliance involves certain risks, because we have less control over manufacturing quality and delivery schedules. In addition, these companies may not have adequate capacity to meet our needs and may discontinue or phase-out assembly processes we require. We cannot be certain that these subcontractors will continue to assemble, package and test products for us, and it might be difficult for us to find alternatives if they do not do so.

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

In response to the weakening insurance market we decided to substantially increase our reliance on self-insurance for property damages. We now cover the expense of property loss up to $20.0 million per event. If such event(s) occurs, we could be required to spend significant amounts to repair or replace such property, which, in turn, could seriously harm operating results and financial condition.

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

The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment for us and most other semiconductor companies that is marked by erosion of average selling prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. A primary cause of this highly competitive environment is the strength of our competitors. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. We face competition from other domestic and high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in markets that are important to us. If we are unable to compete successfully in this environment, our business, operating results and financial condition will be seriously harmed.

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

International sales represented approximately 45% in Q1 2002 and 50% of our revenues during fiscal 2001. Long-lived assets are held primarily in the United States with 11% held in the Philippines and 1% in other foreign countries at the end of 2001. Our Philippine assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

We completed one acquisition in Q1 2002, fourteen acquisitions in the three previous fiscal years and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

In May 2001, we implemented our stockholder-approved 2001 Employee Stock Purchase Assistance Plan through which we make loans to our employees to purchase shares of our common stock through a broker on the open market. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly. Further, the note is full recourse to the employee, and is secured by all of the assets of the employee. Our liquidity and results of operations would be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese yen and the euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Based on Cypress’s overall currency rate exposure at March 31, 2002, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress’s financial position, results of operations and cash flows over the next fiscal year.

Equity Options

At March 31, 2002, Cypress had outstanding a series of equity options (on Cypress common stock) in the amount of $27.6 million. The options require physical settlement and expire in June 2002. Upon expiration of the options, if Cypress’s stock price is above the trigger price, Cypress will have its capital returned with a premium. If below the trigger price, Cypress will receive a specified number of shares of Cypress common stock instead of a return of capital. The range of the trigger prices is $20.00 — $23.42. The transactions are recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet.

At March 31, 2002, Cypress had outstanding 250,000 put options (on Cypress common stock) with a $14.58 strike price. Upon expiration of the options, if Cypress’s stock price is below the strike price, Cypress could take delivery of the underlying shares and be required to pay $3.6 million. If Cypress’s stock price is above the strike price, Cypress will have no further obligations. The transaction is recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet.

Investments in Development Stage Companies

Cypress has also invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. At March 31, 2002, Cypress had invested $17.4 million, directly or indirectly, in development stage companies, all of which could be lost if the companies are not successful.

Stock Purchase Assistance Plan

Cypress has loans of $104.2 million to employees under the shareholder-approved Employee Stock Purchase Assistance Plan for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by all of the employee’s assets, as well as, a pledge of the shares of our common stock purchased with the proceeds of the loan. Cypress maintains an allowance for doubtful accounts. For the quarter ending March 31, 2002, there were no write-offs of such loans. If the price of Cypress common stock declined from its March 31, 2002 level of $23.00 by 10%, Cypress’s exposure to loans with the underlying common stock collateral worth less than the face value of the notes would be $2.4 million.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Part I in Note 5 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2002, at Cypress’s Annual Meeting of Shareholders, the nominated slate of directors was elected and the appointment of PricewaterhouseCoopers LLP as Cypress’s independent accountants was ratified. The results of the votes were as follows:

(1)	Election of Directors:

	Total Votes for Each Director	Total Votes Withheld From Each Director

T.J. Rodgers	109,778,357	257,975
Fred B. Bialek	109,390,048	646,284
Eric A. Benhamou	109,303,006	733,326
John C. Lewis	109,410,433	625,899
Alan F. Shugart	109,739,768	296,564
James R. Long	109,385,232	651,100

(2)	Ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of Cypress for the fiscal year ending December 29, 2002:

For	106,993,474	Against	2,951,073	Abstain	90,885

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None Page 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION By /s/ T.J. Rodgers —————————————— T.J. Rodgers President and Chief Executive Officer

By /s/ Emmanuel Hernandez —————————————— Emmanuel Hernandez Vice President, Finance and Administration and Chief Financial Officer

Dated: May 14, 2002 Page 30