Form 10-Q
period 2002-06-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2002-08-14
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The total number of shares of the registrant’s common stock outstanding as of June 30, 2002 was 123,160,000.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure about Market Risk	32

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Changes in Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)

ASSETS
	June 30, 2002	December 30, 2001
Current assets:
Cash and cash equivalents	$68,777	$109,999
Restricted cash	16,456	—
Short-term investments	42,153	95,423

Total cash, cash equivalents and short-term investments	127,386	205,422

Accounts receivable, net	113,280	97,817
Inventories, net	79,330	73,268
Other current assets	256,439	250,328

Total current assets	576,435	626,835

Property, plant and equipment, net	537,676	499,795
Goodwill	337,437	324,764
Other intangible assets	129,818	158,201
Other assets	222,808	276,841

Total assets	$1,804,174	$1,886,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,899	$73,916
Accrued compensation and employee benefits	52,323	45,409
Other current liabilities	123,380	119,628
Deferred income on sales to distributors	21,281	14,249
Income taxes payable	1,402	1,300

Total current liabilities	256,285	254,502

Convertible subordinated notes	468,900	517,700
Deferred income taxes and other tax liabilities	200,009	203,272
Other long-term liabilities	41,006	42,534

Total liabilities	966,200	1,018,008

Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none
issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares
authorized; 139,165 and 139,052 issued; 123,160 and 121,495
outstanding at June 30, 2002 and December 30, 2001	1,392	1,391
Additional paid-in-capital	1,174,637	1,162,642
Deferred stock compensation	(39,481)	(53,141)
Accumulated other comprehensive income	2,060	2,722
Retained earnings	34,973	103,860

	1,173,581	1,217,474
Less: shares of common stock held in treasury, at cost; 16,005 shares and
17,557 shares at June 30, 2002 and December 30, 2001	(335,607)	(349,046)

Total stockholders’ equity	837,974	868,428

Total liabilities and stockholders’ equity	$1,804,174	$1,886,436

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Revenues	$202,121	$185,546	$395,276	$447,809
Cost of revenues	110,852	103,517	229,118	229,226

Gross margin	91,269	82,029	166,158	218,583

Operating expenses:

Research and development	80,119	61,509	153,601	118,933
Selling, general and administrative	35,362	37,644	70,745	83,936
Restructuring	(10,305)	—	(8,710)	—
Acquisition-related costs	9,795	19,543	21,487	42,591

Total operating expenses	114,971	118,696	237,123	245,460

Operating loss	(23,702)	(36,667)	(70,965)	(26,877)
Interest income	3,835	13,235	12,359	30,216
Interest expense	(4,684)	(5,657)	(9,629)	(11,228)
Other income and (expense), net	(1,527)	1,351	1,177	(145)

Loss before income taxes	(26,078)	(27,738)	(67,058)	(8,034)
(Provision) benefit for income taxes	(1,983)	9,882	(794)	635

Net loss	$(28,061)	$(17,856)	$(67,852)	$(7,399)

Net loss per share:

Basic and diluted net loss	$(0.23)	$(0.14)	$(0.55)	$(0.06)

Weighted average common and common equivalent shares
outstanding:

Basic and diluted	122,964	125,515	122,543	125,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2002	July 1, 2001
Cash flow from operating activities:
Net loss	$(67,852)	$(7,399)
Adjustments to reconcile net loss to net cash
generated from (used for) operating activities:
Depreciation and amortization	84,797	106,382
Amortization of deferred stock compensation	20,421	10,735
Gain on sales of property, plant and equipment, net	(368)	(136)
Acquired in-process research and development	500	12,750
Net gain on early retirement of debt, net of tax	(5,946)	—
Unrealized gains on foreign currency derivatives	(503)	—
Impairment loss on minority investments	2,101	—
Restructuring	(10,650)	—
Deferred income taxes	(4,761)	(15,452)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,463)	89,313
Inventories	(6,062)	(44,955)
Other assets	(3,420)	4,248
Accounts payable, accrued liabilities and other liabilities	(6,149)	(56,563)
Deferred income	7,032	(3,806)
Income taxes payable	102	(10,488)

Net cash flow generated from (used for) operating activities	(6,221)	84,629

Cash flow from investing activities:
Purchase of investments	(31,443)	(121,500)
Sale or maturities of investments	123,886	261,396
Acquisition of property, plant and equipment	(89,387)	(117,114)
Cash paid for acquisitions, net	(582)	(126,729)
Other investments	(24,832)	—
(Issuance) repayment of notes to employees, net	13,957	(41,478)
Proceeds from the sale of equipment	203	815

Net cash flow used for investing activities	(8,198)	(144,610)

Cash flow from financing activities:
Redemption of convertible debt, including interest	(42,124)	—
Repurchase of common shares	—	(71,143)
Issuance of common shares (1)	15,354	15,084
Premiums received from stock put options	198	10,119
Maturity (purchase) of structured options, net	1,574	(50,000)
(Issuance) repayment of stockholder notes receivable, net	(257)	893
Other long-term liabilities	(1,548)	(4,161)

Net cash flow used for financing activities	(26,803)	(99,208)

Net decrease in cash and cash equivalents	(41,222)	(159,189)
Cash and cash equivalents, beginning of period	109,999	551,025

Cash and cash equivalents, end of period	$68,777	$391,836

Supplemental Disclosure of Non-Cash Information
(1) Common stock issued for acquisitions	$2,318	$28,247

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation (“Cypress”) reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three-month periods ended June 30, 2002 (“Q2 2002”), March 31, 2002 (“Q1 2002”), July 1, 2001 (“Q2 2001”) and April 1, 2001 (“Q1 2001”) all included thirteen weeks. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Cypress adopted SFAS No. 142 in fiscal 2002. In connection with the adoption of SFAS No. 142, Cypress performed a transitional goodwill impairment assessment and determined that there was no impairment of goodwill. Cypress expects to complete its required annual assessment in the third quarter of 2002. There can be no assurance that this or a future goodwill impairment test will not result in a charge to earnings.

On December 31, 2001 (the first day of fiscal 2002), Cypress stopped amortizing goodwill, including $11.5 million of acquired net workforce previously classified as purchased intangible assets. As a result, for the three months and six months ended June 30, 2002, Cypress did not recognize $10.1 million and $20.2 million, respectively, of goodwill amortization expense that would have been recognized had the previous standards been in effect.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and six months ended July 1, 2001:

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Reported net loss	$(28,061)	$(17,856)	$(67,852)	$(7,399)

Adjustments:

Amortization of goodwill	—	9,493	—	14,677

Amortization of acquired workforce previously classified	—	1,157	—	1,809
as purchased intangible assets

Net adjustments	—	10,650	—	16,486

Adjusted net income (loss)	$(28,061)	$(7,206)	$(67,852)	$9,087

Adjusted net income (loss) per share - basic	$(0.23)	$(0.06)	$(0.55)	$0.07

Adjusted net income (loss) per share - diluted	$(0.23)	$(0.06)	$(0.55)	$0.07

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Cypress adopted SFAS 145 in Q2 2002 and has, accordingly, reclassified an Extraordinary gain from Q1 2002 to Other income and expense, net related to the repurchase of Convertible Subordinated Notes (“3.75% Notes”). (See further discussion in Note 6.) The adoption of SFAS 145 has had no material impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Cypress has not yet determined whether SFAS 146 will have an impact on its financial position or results of operations.

Note 2 – Acquisitions

Acquisition of Sahasra Networks, Inc.

On February 28, 2002, Cypress acquired 100% of the outstanding capital stock of Sahasra Networks, Inc. (“Sahasra”), a company working on a software-based method of making large-entry, next generation network search engines, for $3.2 million in cash and Cypress common stock. Sahasra is part of the Non-memory business segment and the Wide Area Network/Storage Area Network (“WAN/SAN”) market segment. The acquisition resulted in identifiable intangible assets of $2.7 million and a charge for in-process research and development of $0.5 million.

The agreement with Sahasra includes provisions for additional contingent cash payments to employees and third parties of up to $2.3 million through December 2005 based on the amount of revenues generated by certain products in future periods. Additional provisions are included for the contingent issuance of up to 0.3 million shares of Cypress common stock through December 2004 based on the achievement of certain product development milestones. Cash payments or the issuance of shares contingent upon the payees remaining employed by Cypress will be accounted for as compensation for services and expensed in the appropriate periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid.

Pro forma results of operations have not been presented because the historical results of operations of Sahasra are not material to Cypress’s consolidated results of operations.

Purchased Intangibles

The following tables present details of Cypress’s total purchased intangible assets:

As of June 30, 2002

(In thousands)	Gross	Accumulated amortization	Net

Purchased technology	$212,005	$(103,574)	$108,431
Non-compete agreements	18,650	(5,136)	13,514
Patents, licenses and trademarks	6,350	(1,495)	4,855
Under market leases	1,850	(1,850)	—
Other	4,600	(1,582)	3,018

Total	$243,455	$(113,637)	$129,818

As of December 30, 2001

(In thousands)	Gross	Accumulated amortization	Net

Purchased technology	$208,915	$(86,708)	$122,207
Non-compete agreements	17,100	(2,083)	15,017
Workforce	17,523	(6,010)	11,513
Patents, licenses and trademarks	6,350	(758)	5,592
Under market leases	1,850	(1,622)	228
Other	4,600	(956)	3,644

Total	$256,338	$(98,137)	$158,201

Amortization charges associated with these acquired intangibles and other acquisition-related costs for the three months and six months ended June 30, 2002 were $9.8 million and $21.5 million, respectively, and are included in acquisition costs in the condensed consolidated statements of operations. The estimated annual amortization expense of purchased intangible assets is as follows:

(In thousands)	Amount

2002 (remaining six months)	$21,079
2003	41,968
2004	37,227
2005	22,714
2006	4,285
2007 and beyond	2,545

Contingent milestone/revenue-based compensation charges related to acquisitions for the three and six months ended June 30, 2002 are $6.7 million and $11.6 million, respectively, and are included in research and development in the condensed consolidated statements of operations. The aggregate amount of contingent compensation remaining to be paid under all acquisition agreements assuming all milestones are met is $124.3 million. However, Cypress expects that the ultimate amounts paid out will be substantially less than this figure.

Note 3 – Restructuring Costs and Credits

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

A restructuring charge of $1.6 million was recorded in Q1 2002 for additional opportunities identified as part of the personnel portion of the 2001 restructuring plan. The charge relates to severance and related employee benefit costs for the termination of approximately 250 employees, the majority of whom are located in the Philippines facility. As of the end of Q2 2002, 106 of these employees had left Cypress.

In the third quarter of 2001, Cypress removed from service and held for sale equipment with a net book value of $122.1 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment, but has had limited success to date in selling this equipment. In the second quarter of 2002, Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million) reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million), as required by FASB SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The net effect of this write up was a credit of $10.3 million, which was recorded to restructuring in the condensed consolidated statements of operations in the second quarter of 2002. In the first quarter of 2002, we sold and then leased backed certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. If additional assets are placed back into service, Cypress will have to reverse previously recorded impairment charges in future periods. We continue to market the remaining assets held for sale.

The following table summarizes the restructuring reserve and charges for Q2 2002:

(In thousands)	Reserves and write-downs at 3/31/2002	Provision	Non-cash charges	Other adjustments	Cash charges	Reserves and write-downs at 6/30/2002

Property, plant & equipment	$99,219	$—	$—	$(13,217)	$(151)	$85,851
Leased facilities	3,491	—	—	—	(503)	2,988
Personnel	1,399	—	—	—	(553)	846

Total	$104,109	$—	$—	$(13,217)	$(1,207)	$89,685

The following table summarizes the restructuring reserve and charges for the six months ended June 30, 2002:

(In thousands)	Reserves and write-downs at 12/30/01	Provision	Non-cash charges	Other adjustments	Cash charges	Reserves and write-downs at 6/30/2002

Property, plant & equipment	$104,462	$—	$—	$(18,313)	$(298)	$85,851
Leased facilities	3,866	—	—	—	(878)	2,988
Personnel	1,385	1,595	—	—	(2,134)	846

Total	$109,713	$1,595	$—	$(18,313)	$(3,310)	$89,685

The following table summarizes the restructuring reserve and charges since the inception of the restructuring plan in the third quarter of 2001:

(In thousands)	Provision	Non-cash charges	Other adjustments	Cash charges	Reserves and write-downs at 6/30/2002

Property, plant & equipment	$113,350	$(7,269)	$(18,313)	$(1,917)	$85,851
Leased facilities	4,079	—	—	(1,091)	2,988
Personnel	16,279	(9,056)	—	(6,377)	846

Total	$133,708	$(16,325)	$(18,313)	$(9,385)	$89,685

Note 4 – Balance Sheet Components

Cash and Investments

(In thousands)	June 30, 2002	December 30, 2001

Cash and cash equivalents	$68,777	$109,999
Restricted cash	16,456	—
Short-term investments	42,153	95,423
Long-term investments	76,394	134,495
Restricted investments	62,405	74,968

Cash and investments	$266,185	$414,885

Inventories, Net

(In thousands)	June 30, 2002	December 30, 2001

Raw materials	$4,606	$6,708
Work-in-process	49,570	42,624
Finished goods	25,154	23,936

Inventories, net	$79,330	$73,268

Other Current Assets

(In thousands)	June 30, 2002	December 30, 2001

Employee stock purchase assistance plan, net	$103,263	$117,220
Deferred tax assets	104,881	104,798
Other	48,295	28,310

Other current assets	$256,439	$250,328

Other Assets

(In thousands)	June 30, 2002	December 30, 2001

Long-term investments	$76,394	$134,495
Restricted investments	62,405	74,968
Other	84,009	67,378

Other assets	$222,808	$276,841

Other Current Liabilities

(In thousands)	June 30, 2002	December 30, 2001

Customer advances	$26,841	$30,497
Deferred employee compensation	21,523	19,664
Accrued royalties	3,729	4,311
Accrued rep commissions	4,614	3,057
Other	66,673	62,099

Other current liabilities	$123,380	$119,628

Note 5 – Commitments and Contingencies

Legal Matters

In January 2002, we were contacted by Syndia Corp., which alleged that we infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. We have reviewed and investigated the allegations by Syndia. We believe that we have meritorious defenses to these allegations. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

In July 2001, we filed a complaint in the United States International Trade Commission (ITC) against Integrated Circuit Systems, Inc. (ICS) and Pericom Semiconductor Corporation (Pericom) for infringement of a U.S. patent. The ITC subsequently instituted an investigation based upon Cypress’s complaint. In December 2001, we settled this dispute with Pericom. In November 2001, ICS filed a complaint in the ITC against us for infringement of two U.S. patents, one of which is also asserted against us in an earlier-filed action in California (see below), the other of which (U.S. Patent No. 5,703,537) ICS voluntarily withdrew from the ITC proceedings following our motion that ICS’ own product data sheets invalidated ICS’ asserted claim. In March 2001, we filed a complaint in the United States District Court for the District of Delaware against ICS for infringement of three U.S. patents. One of these patents is the basis for Cypress’s complaint in the ITC (see above), and proceedings on this patent in Delaware have been stayed pending resolution of the ITC action. In April 2001, ICS filed a complaint in the United States District Court for the Northern District of California against Cypress. We have resolved our disputes with ICS, and we expect that the ITC, Delaware, and California suits will be dismissed in August of 2002 per a settlement agreement between the parties.

On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages and costs. In February 2001, the Momentum complaint was dismissed, but they were given thirty days to refile. Momentum filed its Amended Complaint on April 16, 2001. We have investigated the allegations in the Amended Complaint. We believe that we have meritorious defenses to these allegations. We will continue to defend ourselves vigorously in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, we may be required to pay damages and other expenses, which could have a material adverse effect on our business, financial condition and results of operations.

On June 12, 2000, Cypress filed a complaint in the Superior Court of California against Altera Corporation for tortious interference with existing contractual relations, tortious interference with prospective economic relations, misappropriation of trade secrets and unfair competition. The complaint arises from Altera’s interference with a multi-year agreement to collaborate on research and development between Cypress and Right Track CAD Corporation. In February 2001, we amended our complaint to add a cause of action based on fraud. We have resolved the dispute with Altera, and our suit was dismissed in April 2002 per a settlement agreement between the parties.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued us and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. In October 2001, the Lemelson Partnership amended its complaint to add allegations that two more patents were infringed. The two new patents are related to one of the two patents in the litigation that was not stayed. We have reviewed and investigated the allegations in both the original and amended complaints. We believe that we have meritorious defenses to these allegations. We will vigorously defend ourselves in this matter. While no assurance can be given regarding the outcome of this action, we believe that the final outcome of the matter will not have a material effect on our consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition and results of operations could be materially and adversely affected.

Synthetic Lease Transactions

During fiscal 2001, Cypress entered into a synthetic lease agreement with a lessor to construct and lease a headquarters facility in San Jose to support consolidation of acquired companies onto one main campus. The facility was completed and Cypress began paying rent during July 2002. Cypress subsequently decided to purchase instead of lease the building. Accordingly, Cypress has capitalized accumulated building expenditures to date of $18.7 million in property, plant and equipment, net and the related lease liability in other current liabilities at June 30, 2002. In addition, restricted cash related to the building of $16.5 million has been reclassified from other assets to current assets. The purchase closed on August 6, 2002. The acquisition cost is expected to be depreciated over 5 to 20 years based on the asset category.

Note 6 – Debt and Equity Transactions

At June 30, 2002, Cypress had outstanding a series of equity options (on Cypress Common Stock) with an initial cost of $26.0 million, which is classified in stockholders’ equity. The contracts require physical settlement and expire in December 2002. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $20 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress’s stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its Common Stock. During Q2 2002 and the six months ended June 30, 2002, the contracts resulted in net cash inflows of $1.0 million and $1.6 million, respectively.

During Q2 2002, Cypress renewed its contract to sell put warrants through private placements for which Cypress received premiums under the program of $0.2 million. As of June 30, 2002 Cypress had a maximum potential obligation under such puts to purchase 0.3 million shares of its common stock at an aggregate price of $5.0 million. These puts had a strike price of $20.00, and expired in July 2002. Cypress has the right to settle the put warrants with cash or settle with shares of Cypress’s common stock. These transactions have been and will be recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet.

Cypress has recorded provisions for deferred stock compensation related to acquisitions, issuance of options to third parties, and the issuance of stock options below fair value. Deferred stock compensation expense, included in Selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations, totaled approximately $10.2 million and $20.4 million for three months and six months ended June 30, 2002, respectively, and $6.5 million and $10.7 million for three months and six months ended July 1, 2001, respectively.

Convertible Subordinated Notes

During 2001, Cypress’s Board of Directors authorized the repurchase from time to time of up to $143.8 million of 3.75% Notes. In Q2 2002, Cypress retired a total of $12.8 million principal of the 3.75% Notes, for $11.4 million, resulting in a pre-tax net gain of $1.2 million. The gain was net of the write-off of bond issuance and other costs of $0.2 million (pre-tax). For the first six months of 2002, Cypress retired a total of $48.8 million principal, for $42.1 million, resulting in a pre-tax net gain of $5.9 million. The gain was net of the write-off of bond issuance costs of $0.8 million (pre-tax). The gains are included in other income (expense), net in the condensed consolidated statements of operations. Since inception of the repurchase program in November 2001, Cypress has repurchased and retired $101.6 million in principal of the 3.75% Notes for $86.7 million. As discussed in Note 1, the Q1 2002 pre-tax net gain of $4.7 million was previously recorded as an extraordinary gain of $2.8 million, which was net of tax of $1.9 million.

Note 7 – Comprehensive Income (Loss)

The components of comprehensive loss, net of tax, are as follows:

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net loss	$(28,061)	$(17,856)	$(67,852)	$(7,399)
Other comprehensive income:
Unrealized gains on cash flow hedges	946	—	946	—
Change in net unrealized gains on
investments, net of tax of $211 and $1,071	(317)	—	(1,608)	—

Total	$(27,432)	$(17,856)	$(68,514)	$(7,399)

Note 8 – Investments in Development Stage Companies

Cypress has invested in several privately and publicly held companies, all of which can be considered in the startup or development stages. In addition, from time to time, Cypress has loaned funds to these and other startup or development stage companies. These investments and loans are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. At June 30, 2002, Cypress had invested $26.4 million, directly or indirectly, in development stage companies, all of which could be lost if the companies are not successful. In addition, Cypress currently has outstanding loans of $8.5 million to one development stage company. Cypress regularly reviews these investments and tests for any impairment of the assets. Cypress wrote down investments in two development stage companies totaling $2.1 million in Q2 2002 and for the first six months of 2002. To date, Cypress has written off $3.6 million of such investments.

Note 9 – Foreign Currency Derivatives

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

Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources. Cypress accounts for its hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders’ equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions impact earnings. At June 30, 2002, the effective portion of unrealized gains on cash flow hedges recorded in other comprehensive income was $1.0 million. The remaining unrealized gains on such contracts, which are recorded in other income and expense, net in the condensed consolidated statements of operations, totaled $0.5 million. As of June 30, 2002, such forward contracts for Euro exposures had an aggregate notional value of $18.1 million

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of June 30, 2002, Cypress held forward contracts with an aggregate notional value of $1.7 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) were $0.0 million and $(1.3) million, respectively, for Q2 2002 and the six months ended June 30, 2002 compared to $0.7 million and $0.1 million for the comparable 2001 periods. The amounts are included in other income and (expense), net in the condensed consolidated statements of operations.

Note 10 – Income Taxes

Cypress’s effective rates of income tax expense or (benefit) for Q2 2002 and Q2 2001 were 7.6% and (35.6%), respectively. For the six months ended June 30, 2002 and July 1, 2001, Cypress’s effective rates of income tax expense or (benefit) were 1.2% and (7.9%), respectively. A tax provision of $2.0 million was recorded during Q2 2002 compared to tax benefit of $9.9 million during Q2 2001. The Q2 2002 tax provision was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. On an ongoing basis, Cypress’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits and other business factors.

Note 11 – Segment Reporting

Cypress operates under two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes static random access memories (“SRAMs”) and is characterized by high unit sales volume and is generally subject to greater pricing pressures than Cypress’s Non-memory Products. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and PCD products.

Cypress’s divisions are also aligned to enhance focus on certain market segments. The WAN and SAN market segments are helping provide product definition in the networking arena. Similarly, the Wireless Terminals and Wireless Infrastructure market segments help focus our efforts in the wireless market. The Computation and Other market segment includes products used in computers, peripherals, consumers and other applications. Cypress’s current Memory and Non-memory business segments continue to operate as they have in the past. The market focus provides systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development spending.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding acquisition costs and non-recurring gains and losses.

Market Segment Information

The tables below set forth information about the market segments formed during fiscal 2000. Cypress does not allocate interest income and expense, other income and expense, income taxes, restructuring costs and credits, acquisition costs and non-recurring items to market segments. In addition, Cypress does not allocate assets to market segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss. Cypress periodically reviews its customer and product portfolio and makes corresponding changes to its segment data alignment as appropriate. The tables below reflect the effect of that review. The prior quarter and year segmentation has been reclassified to reflect our current presentation.

Market Segment Net Revenues

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Wide area networks / storage area networks	$65,976	$79,800	$128,221	$218,056
Wireless terminals / wireless infrastructure	68,961	58,480	129,268	126,016
Computation and other	67,184	47,266	137,787	103,737

Total consolidated revenues	$202,121	$185,546	$395,276	$447,809

Market Segment Loss Before Provision for Income Taxes

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Wide area networks / storage area networks	$(20,308)	$(15,424)	$(45,613)	$3,644
Wireless terminals / wireless infrastructure	(4,458)	5,922	(15,092)	20,840
Computation and other	554	(7,622)	2,517	(8,770)
Restructuring and acquisition costs	510	(19,543)	(12,777)	(42,591)
Interest income	3,835	13,235	12,359	30,216
Interest expense	(4,684)	(5,657)	(9,629)	(11,228)
Other income and (expense), net	(1,527)	1,351	1,177	(145)

Loss before provision for income taxes	$(26,078)	$(27,738)	$(67,058)	$(8,034)

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (Fab 2), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Non-memory Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as our OC-48 SERDES device for optical communications systems.

The tables below set forth information about the reportable business segments for the three and six months ended June 30, 2002 and July 1, 2001, respectively. Cypress does not allocate interest income and expense, other income and expense, income taxes, restructuring costs and credits, acquisition costs and non-recurring items to business segments. Cypress does not allocate assets to business segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Memory	$84,117	$72,501	$157,154	$211,152
Non-memory	118,004	113,045	238,122	236,657

Total consolidated revenues	$202,121	$185,546	$395,276	$447,809

Business Segment Loss before Provision for Income Taxes

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Memory	$(4,945)	$(10,486)	$(13,576)	$24,190
Non-memory	(19,267)	(6,638)	(44,612)	(8,476)
Restructuring and acquisition costs	510	(19,543)	(12,777)	(42,591)
Interest income	3,835	13,235	12,359	30,216
Interest expense	(4,684)	(5,657)	(9,629)	(11,228)
Other income and (expense), net	(1,527)	1,351	1,177	(145)

Loss before provision for income taxes	$(26,078)	$(27,738)	$(67,058)	$(8,034)

Note 12 – Earnings (Loss) Per Share

As of June 30, 2002 and July 1, 2001, options to purchase 37.2 million and 27.5 million shares, respectively, of common stock were outstanding. For the three months ended June 30, 2002 and July 1, 2001, all outstanding options were excluded from the computation of diluted EPS as their effect was anti-dilutive. For the six months ended June 30, 2002 and July 1, 2001, all outstanding options were excluded from the computation of diluted EPS as their effect was anti-dilutive. Convertible debentures outstanding at June 30, 2002 and July 1, 2001 were convertible into 9.1 million and 10.7 million shares of common stock, respectively, and were also excluded from diluted EPS, as their effect was anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CYPRESS SEMICONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 2002

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the prospects for Cypress as well as the semiconductor industry more generally, including without limitation, statements about the beginnings of improvement in the semiconductor industry, our recovery being in line with that of the industry, expected benefits from the implementation of Cypress’s restructuring plans, increases in gross margin, rate of growth of research and development expenditures as a percent of revenues, improved competitiveness with changes in our non-U.S. sales distribution model, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, capital expenditure plans, planned manufacturing capacity, the bottom of the economic downturn, our ability to rebound from the economic downturn, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to, the factors identified in “Risk Factors” below.

Results of Operations

Overview

Weakness in the semiconductor and related industries continues to affect adversely our results of operations, although we are beginning to see signs which we believe suggest that the industry is stabilizing and even starting to improve. Revenue improved in the fiscal quarter ended June 30, 2002 (“Q2 2002”) versus the fiscal quarter ended July 1, 2001 (“Q2 2001”), but revenue for the first six months of 2002 was lower than the first six months of 2001. The second quarter of 2002 marked the third consecutive quarter of revenue growth. Earnings, however, for both Q2 2002 and the six months ended June 30, 2002 are significantly lower than their 2001 counterparts.

Revenues for Q2 2002 were $202.1 million, a 9% increase from Q2 2001. Revenues for the first six months of 2002 were $395.3 million, a 12% decline from the first six months of 2001. As of the end of Q2 2002, bookings had grown to $219.9 million and resulted in a book-to-bill ratio of 1.09. Backlog increased 15% from the end of the first quarter of 2002 (“Q1 2002”). Comparable figures for 2001 were bookings of $113.0 million and book-to-bill of 0.61.

On a same device basis, average sales prices (“ASPs”) have continued to fall in Q2 2002, but at a rate much slower than in previous quarters. Compared to the prior year’s periods, prices have declined in all market segments. Unit shipments have increased in Q2 2002 to 144 million units, or 57% from 92 million units in Q2 2001. For the first six months, unit sales were 280 million, an increase of 43% from the 196 million units sold in the first six months of 2001. Unit growth came from all areas except Wide Area Networks and Storage Area Networks (“WAN/SAN”). Q2 2002 represented the fourth consecutive quarter in which unit volumes increased, helping to increase facility utilization. In Q2 2002 gross margin was 45%, an improvement of 1% from Q2 2001 and an improvement of 6% from Q1 2002. Approximately 3% of the Q2 2002 improvement versus Q1 2002 was a result of the effect of selling certain inventory that had been fully reserved.

Net loss per share was $0.23 and $0.55, respectively, for the second quarter and the first six months of 2002 versus losses of $0.14 and $0.06 for the comparable prior year periods. In general, volumes continue to improve and price declines have slowed compared to 2001 and Q1 2002. We continue to expect our recovery from the economic downturn to be at least in line with the industry.

A discussion of Cypress’s critical accounting policies may be found in Cypress’s Annual Report on Form 10-K for the fiscal year ended December 30 2001.

Revenues

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Wide area networks / storage area networks	$65,976	$79,800	$128,221	$218,056
Wireless terminals / wireless infrastructure	68,961	58,480	129,268	126,016
Computation and other	67,184	47,266	137,787	103,737

Total consolidated revenues	$202,121	$185,546	$395,276	$447,809

WAN/SAN revenue for Q2 2002 and the first six months of 2002 declined by 17% and 41%, respectively, from comparable 2001 periods. Demand in the networking market (Transmission, Metro and Access) decreased in the Q2 2002 and the first six months of 2002 versus the comparable 2001 periods due to postponed infrastructure investment and excess inventory both at original equipment manufacturers and in the after markets. The segment has shown modest recovery as sales units increased for the third consecutive quarter. However, end market demand remains slow. Revenue for Q2 2002 and the first six months of 2002 declined by $13.8 million and $89.8 million versus the comparable 2001 periods due to lower volume.

Wireless Terminals and Wireless Infrastructure (“WIT/WIN”) revenues in Q2 2002 and the first six months of 2002 increased by 18% and 3%, respectively, from the comparable 2001 periods. Improvement in revenue was driven by an increase in the cellular handset business and the continued shift toward higher-density memories in cell phones. Volume improvement in Q2 2002 and the first six months of 2002 versus the comparable 2001 periods were somewhat offset by price erosion in the comparable 2001 periods.

Revenue within the Computation and other market segment increased from the prior year comparable periods by $19.9 million and $34.1 million, respectively, for Q2 2002 and the first six months of 2002. Comparing Q2 2002 and the first six months of 2002 to the comparable periods in 2001, sales volumes were substantially higher, but were somewhat offset by lower prices. Unit sales growth is primarily due to the development and market acceptance of our family of plug-and-play USB devices. Additional unit demand for the USB products has offset lower sales of clocks into the PC market.

Cost of Revenues/Gross Margin

Gross margins for Q2 2002 and the first six months of 2002 represented 45% and 42% of sales, respectively, versus 44% and 49%, respectively, for the comparable periods in 2001. Although margins have improved from the first quarter of 2002, they continue to reflect the economic slowdown that has adversely affected the semiconductor industry in general and market pricing in particular. Margin improvements in Q2 2002 from Q1 2002 reflect the improvement in revenue and improved capacity utilization related to higher sales volumes in both WIT/WIN and Computation and other. In addition, Cypress continues to benefit from the favorable effects of the third quarter 2001 restructuring on labor costs and depreciation.

During Q2 2002 and the first six months of 2002, gross margin was favorably affected by the sale of fully reserved inventory. The incremental gross profit benefit of $6.6 million is equivalent to the original cost basis of the inventory sold.

In January 2002, the Department of Commerce revoked a 1998 antidumping order that had been imposed on static random access memories fabricated in Taiwan and imported into the United States. The United States Customs Service was ordered to refund, with interest, all duties deposited under the 1998 antidumping order. Between 1998 and 2001, Cypress charged $10.3 million to cost of revenues for such duties. During Q2 2002 and the six months ended June 30, 2002, respectively, Cypress received $0.9 million and $12.7 million in refunds, of which $0.8 million and $10.7 million were recorded as offsets to cost of revenues and $0.1 million and $2.0 million were recorded in interest income, respectively. This benefit to our gross margin was substantially offset by certain other items in the first quarter of 2002, including a change in estimate for deferred income on sales to distributors.

Research and Development

	Three months ended			Six months ended

(In thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

Revenues	$202,121	$185,546	8.9%	$395,276	$447,809	-11.7%
Research and development	80,119	61,509	30.3%	153,601	118,933	29.1%
R&D as a percent of revenues	39.6%	33.2%	—	38.9%	26.6%	—
Acquisition related compensation	16,621	5,145	223.1%	28,516	6,336	350.1%

R&D excluding acquisition related
compensation	$63,498	$56,364	12.6%	$125,085	$112,597	11.1%
R&D excluding acquisition related
compensation as percent of revenues	31.4%	30.3%	—	31.6%	25.1%	—

Research and development (“R&D”) expenditures in Q2 2002 and the first six months of 2002 increased from the comparable 2001 periods as Cypress continued its effort to accelerate the development of new products and migrate to more advanced process technologies. In addition, R&D costs increased as a result of headcount increases from acquisitions completed in 2001.

During Q2 2002 and the first six months of 2002, Cypress recorded $16.6 million and $28.5 million, respectively, in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions as compared to $5.1 million and $6.3 million, respectively, for the comparable 2001 periods. The increase in acquisition-related compensation charges is attributed to our acquisitions made in the second half of 2001.

Selling, General and Administrative

	Three months ended			Six months ended

(In thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

Revenues	$202,121	$185,546	8.9%	$395,276	$447,809	-11.7%
Selling, general and administrative	35,362	37,644	-6.1%	70,745	83,936	-15.7%
SG&A as a percent of revenues	17.5%	20.3%	—	17.9%	18.7%	—
Acquisition related compensation	573	2,818	-79.7%	2,618	5,162	-49.3%

SG&A excluding acquisition related
compensation	$34,789	$34,826	—	$68,127	$78,774	-13.5%
SG&A excluding acquisition related
compensation as percent of revenues	17.2%	18.8%	—	17.2%	17.6%	—

Selling, general and administrative (“SG&A”) expenses in Q2 2002 and the first six months of 2002 decreased from the comparable 2001 periods due primarily to the effects of Cypress’s restructuring efforts and the economic downturn. Labor charges, sales commissions, travel expenses and other expenses in Q2 2002 and the first six months of 2002 were all lower in comparison to the comparable 2001 periods.

For the three and six month periods ending June 30, 2002, Cypress recorded $0.6 million and $2.6 million, respectively, in non-cash deferred compensation and cash compensation related to milestone/revenue-based compensation from acquisitions compared to $2.8 million and $5.2 million, respectively, in the comparable 2001 periods.

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

A restructuring charge of $1.6 million was recorded in Q1 2002 for additional opportunities identified as part of the personnel portion of the 2001 restructuring plan. The charge relates to severance and related employee benefit costs for the termination of approximately 250 employees, the majority of whom are located in the Philippines facility. As of the end of Q2 2002, 106 of these employees had left Cypress.

In the third quarter of 2001, Cypress removed from service and held for sale equipment with a net book value of $122.1 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment, but has had limited success to date in selling this equipment. In the second quarter of 2002, Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million) reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million), as required by FASB SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The net effect of this write up was a credit of $10.3 million, which was recorded to restructuring in the condensed consolidated statements of operations in the second quarter of 2002. In the first quarter of 2002, we sold and then leased backed certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. If additional assets are placed back into service, Cypress will have to reverse previously recorded impairment charges in future periods. We continue to market the remaining assets held for sale.

The following table summarizes the restructuring reserve and charges for Q2 2002:

(In thousands)	Reserves and write-downs at 3/31/2002	Provision	Non-cash charges	Other adjustments	Cash charges	Reserves and write-downs at 6/30/2002

Property, plant & equipment	$99,219	$—	$—	$(13,217)	$(151)	$85,851
Leased facilities	3,491	—	—	—	(503)	2,988
Personnel	1,399	—	—	—	(553)	846

Total	$104,109	$—	$—	$(13,217)	$(1,207)	$89,685

The following table summarizes the restructuring reserve and charges for the six months ended June 30, 2002:

(In thousands)	Reserves and write-downs at 12/30/01	Provision	Non-cash charges	Other adjustments	Cash charges	Reserves and write-downs at 6/30/2002

Property, plant & equipment	$104,462	$—	$—	$(18,313)	$(298)	$85,851
Leased facilities	3,866	—	—	—	(878)	2,988
Personnel	1,385	1,595	—	—	(2,134)	846

Total	$109,713	$1,595	$—	$(18,313)	$(3,310)	$89,685

The following table summarizes the restructuring reserve and charges since the inception of the restructuring plan in the third quarter of 2001:

(In thousands)	Provision	Non-cash charges	Other adjustments	Cash charges	Reserves and write-downs at 6/30/2002

Property, plant & equipment	$113,350	$(7,269)	$(18,313)	$(1,917)	$85,851
Leased facilities	4,079	—	—	(1,091)	2,988
Personnel	16,279	(9,056)	—	(6,377)	846

Total	$133,708	$(16,325)	$(18,313)	$(9,385)	$89,685

Acquisition Costs

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process R&D charges. Amortization of intangible assets was $9.8 million and $21.5 million for the three and six months ended June 30, 2002, respectively, compared to $19.5 million and $42.6 million for the three and six months ended July 1, 2001, respectively. Cypress expensed in-process research and development of $0.5 million in Q1 2002 related to the acquisition of Sahasra. Cypress expensed in-process research and development of $1.5 million and $12.8 million, respectively, during the three and six months ended July 1, 2001 related to the acquisitions of ScanLogic, IMI and HiBand.

Interest Income, Interest Expense and Other Income and (Expense), Net

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Interest income	$3,835	$13,235	$12,359	$30,216
Interest expense	(4,684)	(5,657)	(9,629)	(11,228)
Other income and (expense), net	(1,527)	1,351	1,177	(145)

Interest and other income and (expense), net	$(2,376)	$8,929	$3,907	$18,843

Interest income, interest expense and other income and (expense), net, were $(2.4) million and $3.9 million for Q2 2002 and the first six months of 2002, respectively, versus $8.9 million and $18.8 million for the comparable 2001 periods. Other income and (expense), net includes amortization of bond issuance costs, foreign exchange gains and losses and other non-operating items.

Interest income in Q2 2002 was $3.8 million, a decrease of $9.4 million or 71% from the prior year’s second quarter while interest income for the first six months of 2002 was $12.4 million, a decrease of $17.8 million or 59.1% from the comparable period in 2001. The decrease was due both to lower cash balances and decreased yields. That reduction was partially offset in the second quarter and the first six months of 2002 by $0.1 million and $2.0 million in interest income related to the duty refunds from the United States Customs Service. In addition, in the second quarter and the first six months of 2002, Cypress recorded interest income of $1.3 million and $2.6 million, respectively, from loans to employees under the Stock Purchase Assistance Plan.

Interest expense declined by $1.0 million and $1.6 million, respectively, in the quarter and six months ending June 30, 2002 versus the comparable prior year’s periods. Interest expense is primarily associated with the 4.0% Convertible Subordinated Notes, issued in January 2000, due in 2005, and the 3.75% Convertible Subordinated Notes (“3.75% Notes”), issued in June 2000, due in 2005. The decrease in interest expense in 2002 compared to 2001 is attributable to the repurchase of $101.6 million in principal of the 3.75% Notes which occurred between November 2001 and June 2002.

Other income and (expense), net was $(1.5) million and $1.2 million for the second quarter and first six months of 2002 versus $1.4 million and $(0.1) million for the comparable 2001 periods. Included in the amounts are charges related to gains on the repurchase of the 3.75% Notes, investment impairments and write-offs and foreign exchange gains and losses. Gains on the repurchase of the 3.75% Notes in Q2 2002 and the first six months of 2002 were $1.2 million and $5.9 million, respectively. There were no retirements of notes in the first six months of 2001. Charges for write-downs of investments in two development stage companies were $2.1 million for both Q2 2002 and the first six months of 2002. There were no such write-downs in the first half of 2001.

Income Taxes

Cypress’s effective rates of income tax expense or (benefit) for Q2 2002 and Q2 2001 were 7.6% and (35.6%), respectively. For the six months ended June 30, 2002 and July 1, 2001, Cypress’s effective rates of income tax expense or (benefit) were 1.2% and (7.9%), respectively. A tax provision of $2.0 million was recorded during Q2 2002 compared to tax benefit of $9.9 million during Q2 2001. The Q2 2002 tax provision was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. On an ongoing basis, Cypress’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits and other business factors.

Pro Forma Earnings (Loss)

In addition to our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we provide our stockholders with pro forma financial information. We believe that our presentation of pro forma results is a useful addition to information provided to our stockholders. Our presentation of pro forma information excludes non-cash expenses resulting from acquisition or issuance of stock options, cash charges for payments based on the achievement of certain performance milestones under acquisition agreements, as well as unusual or infrequent expenses or credits that are not directly attributable to our ongoing operations and are expected to be incurred over a limited period of time. Because of these exclusions, our pro forma presentation is not in accordance with GAAP. Additionally, our presentation of pro forma information may not be consistent with that of other companies. Pro forma information is not a substitute for financial information prepared in accordance with GAAP. We believe that we have been consistent in our identification of unusual or infrequent items, including both favorable and unfavorable items. The following table reconciles our GAAP net loss with our pro forma net income (loss).

	Three months ended		Six months ended

(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net loss	$(28,061)	$(17,856)	$(67,852)	$(7,399)
Acquisition costs (1)	26,775	28,863	53,375	55,910
Restructuring costs/credits (2)	(10,305)	—	(8,710)	—
Investment impairments (3)	2,101	—	2,101	—
Gain on retirement of bonds	(1,242)	—	(5,946)	—
Tax effects of pro forma adjustments (4)	4,432	(10,220)	8,140	(14,998)

Pro forma net income (loss)	$(6,300)	$787	$(18,892)	$33,513

(1)	In-process technology, non-cash stock compensation costs, cash charges based on the achievement of milestones under acquisition agreements, and the amortization of intangible assets and goodwill (in fiscal 2001 only) related to those acquisitions.
(2)	In Q2 2002, restructuring largely represents the effect of placing back into service assets previously written down and held for sale as part of the 2001 restructuring plan. Six months ended June 30, 2002 includes charges related to additional opportunities identified and implemented as part of the 2001 restructuring plan.
(3)	Consists of write-downs related to investments in two development stage companies.
(4)	For purposes of pro forma earnings as discussed, Cypress’s effective tax rates for the three and six months ended June 30, 2002 and July 1, 2001, were 28.0% and 30.0%, respectively.

This information should be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP included in this report. Page 22

Liquidity and Capital Resources

(In thousands)	June 30, 2002	December 30, 2001

Cash, cash equivalents and short-tem investments	$127,386	$205,422
Working capital	320,150	372,333
Long-term debt and capital lease obligations	475,344	525,673
Stockholders’ equity	837,974	868,428

Cypress’s cash, cash equivalents and short-term investments totaled $127.4 million at June 30, 2002, a $78.0 million decrease from the end of fiscal 2001. Working capital decreased $52.2 million during the same period. These decreases are primarily attributable to net cash flows used for financing activities and cash flows used in operations in the first six months of 2002.

During the first six months of 2002, cash used for operating activities, $6.2 million, was primarily attributed to changes in working capital of $24.0 million offset by operating losses adjusted for non-cash items. For the first six months of 2001, cash flows generated by operating activities were $84.6 million. The change in operating cash flows from the first half of 2001 to the first half of 2002 was primarily attributable to lower operating losses in the 2001 period.

Net cash flows used in investing activities amounted to $8.2 million during the first six months of 2002 as $123.9 million of proceeds from the sales or maturities of investments were offset by investment purchases, acquisitions of property, plant and equipment and minority investments in other companies. During the first six months of 2002, purchases of investments were $31.4 million. Capital purchases in the first six months of 2002 were $89.4 million, a decrease of $27.7 million from the $117.1 million purchased in the comparable 2001 period. The purchases included equipment for Cypress’s domestic wafer fabrication plants, research and development, back-end manufacturing subcontractors, design and technology groups, and Cypress’s headquarters building in San Jose, California (see below). In fiscal 2002, Cypress expects to purchase approximately $180 million in capital equipment. The total includes the purchase of the headquarters facility in San Jose (discussed below), capital for manufacturing equipment at Cypress’s Minnesota facility to meet product demand and for Cypress’s RAM 7 and RAM 9 projects to migrate to more advanced manufacturing technologies. Cypress expects to utilize various financing alternatives to fund some of the capital expenditures. Minority investments in other companies during the first six months of 2002 were $24.8 million.

Net cash flows used for financing activities were $26.8 million during the first six months of 2002, including the redemption of convertible debt of $42.1 million. This cash outflow was offset by cash inflows of $15.4 million related to the issuance of common shares from the exercise of options and purchases through the Employee Stock Purchase Program and the net proceeds of $1.6 million from Cypress’s structured options activities.

During fiscal 2001, Cypress entered into a synthetic lease agreement with a lessor to construct and lease a headquarters facility in San Jose to support consolidation of acquired companies onto one main campus. The facility was completed and Cypress began paying rent during July 2002. Cypress subsequently decided to purchase instead of lease the building. Accordingly, Cypress has capitalized accumulated building expenditures to date of $18.7 million in property, plant and equipment, net and the related lease liability in other current liabilities at June 30, 2002. In addition, restricted cash related to the building of $16.5 million has been reclassified from other assets to current assets. The purchase closed on August 6, 2002. The acquisition cost is expected to be depreciated over 5 to 20 years based on the asset category.

In the next twelve months, the current economic downturn may negatively impact cash and cash equivalent balances and cash flow from operations; however, Cypress believes that existing cash, cash equivalents and investments, and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months. Beyond twelve months, a continuation of the economic downturn, changes in market demand and the possible need to change manufacturing capacity and capability, may require Cypress to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to Cypress or available at terms Cypress deems satisfactory.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Cypress adopted SFAS 145 in Q2 2002 and has, accordingly, reclassified an Extraordinary gain from Q1 2002 to Other income and expense, net related to the repurchase of its 3.75% Notes. The adoption of SFAS 145 has had no material impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Cypress has not yet determined whether SFAS 146 will have an impact on its financial position or results of operations.

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

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we experienced a significant slowdown in customer orders including large order cancellations across nearly all of our product lines, especially during the first six months of fiscal 2001, which resulted in historically low net bookings during that period. In addition, we experienced corresponding decreases in revenues and average selling prices during fiscal 2001 and the first half of 2002 and we expect continued pressure on average selling prices in the remainder of fiscal 2002 and the future. As a consequence of the economic downturn that began in 2001, we announced a restructuring plan that involved resizing our manufacturing facilities, reducing our workforce and combining facilities. In addition, we recorded a provision for excess inventory and related purchase commitments. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the current significant downturn, we restructured our manufacturing operations in the third quarter of fiscal 2001 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. When these downturns are prolonged, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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

Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our existing products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

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

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be nonfunctional. We may experience problems in achieving an acceptable success rate in the manufacture of wafers, and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials which could seriously harm our business, financial condition and results of operations.

We may not be able to use all of our existing or future manufacturing capacity, which can negatively impact our business.

We have spent, and expect to continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm our business, financial condition and results of operations. In response to the current economic downturn, we implemented a restructuring plan that included the resizing of our manufacturing facilities. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business, financial condition and results of operations.

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

In response to the weakening insurance market we decided to substantially increase our reliance on self-insurance for property damages. We now cover the expense of property loss up to $20.0 million per event. If such event(s) occurs, we could be required to spend significant amounts to repair or replace such property, which, in turn, could seriously harm our business, operating results and financial condition.

We may incur losses in connection with loans made under our stock purchase assistance plan.

In May 2001, we implemented our stockholder-approved 2001 Employee Stock Purchase Assistance Plan through which we make loans to our employees to purchase shares of our common stock through a broker on the open market. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly. Further, the note is full recourse to the employee, and is secured by all of the personal property of the employee. Our liquidity and results of operations would be adversely affected if a significant amount of these loans was not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk.

Prolonged electrical power outages or shortages, or increased costs of energy could harm our business.

Our process R&D facility and our corporate offices are located in California, which experienced power outages and shortages as well as increased energy costs in 2001. To limit downtime exposure, we use back-up generators and power supplies in our main California facilities. While the majority of our production and design R&D facilities are not located in California, more extensive power shortages in the state could delay the process of our research and development as well as impinge upon our existing cost structure.

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

Our ability to compete successfully in the rapidly evolving high performance portion of the semiconductor technology industry depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	the quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts;

•	the pace at which customers incorporate our products into their systems;

•	the number and nature of our competitors and general economic conditions; and

•	our access to and the availability of capital.

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

We must spend heavily on equipment and working capital to stay competitive, and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $180 million in expenditures on equipment in fiscal 2002 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs.

If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and working capital and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would be seriously harmed.

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

International sales represented approximately 56% in the first half of 2002 and 50% of our revenues during fiscal 2001. Long-lived assets are held primarily in the United States with 9% held in the Philippines and 1% in other foreign countries at the end of June 2002. Our Philippine assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

•	currency exchange fluctuations;

•	political instability;

•	changes in local economic conditions;

•	the devaluation of local currencies;

•	import and export controls; and

•	changes in tax laws, tariffs and freight rates.

To the extent any such risks materialize, our business, financial condition and results of operations could be seriously harmed.

We are subject to many different environmental regulations, and compliance with them may be costly.

We are subject to many different governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Compliance with these regulations can be costly. In addition, over the last several years, the public has paid a great deal of attention to the potentially negative environmental impact of semiconductor manufacturing operations. This attention and other factors may lead to changes in environmental regulations that could force us to purchase additional equipment or comply with other potentially costly requirements. If we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could face substantial liability or suspension of our manufacturing operations, which could seriously harm our business, financial condition and results of operations.

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

If we fail to integrate these businesses successfully or properly, our quarterly and annual results, financial condition and business may be seriously harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, in many cases, Cypress utilizes derivative financial instruments. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress’s investment portfolio, which is primarily invested in commercial paper and other similar instruments, would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations.

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into transactions in other currencies, primarily the Japanese yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Based on Cypress’s foreign currency forward contracts at June 30, 2002, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese yen or the Euro, would have an immaterial net effect on Cypress’s financial position and results of operations.

Equity Options

At June 30, 2002, Cypress had outstanding a series of equity options (on Cypress Common Stock) with an initial cost of $26.0 million, which is classified in stockholders’ equity. The contracts require physical settlement and expire in December 2002. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $20 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress’s stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its Common Stock. During Q2 2002 and the six months ended June 30, 2002, the contracts resulted in net cash inflows of $1.0 million and $1.6 million, respectively.

During Q2 2002, Cypress renewed its contract to sell put warrants through private placements for which Cypress received premiums under the program of $0.2 million. As of June 30, 2002 Cypress had a maximum potential obligation under such puts to purchase 0.3 million shares of its common stock at an aggregate price of $5.0 million. These puts had a strike price of $20.00, and expired in July 2002. Cypress has the right to settle the put warrants with cash or settle with shares of Cypress’s common stock. These transactions have been and will be recorded in stockholders’ equity in the accompanying condensed consolidated balance sheet.

Investments in Development Stage Companies

Cypress has invested in several privately and publicly held companies, all of which can be considered in the startup or development stages. In addition, from time to time, Cypress has loaned funds to these and other startup or development stage companies. These investments and loans are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. At June 30, 2002, Cypress had invested $26.4 million, directly or indirectly, in development stage companies, all of which could be lost if the companies are not successful. In addition, Cypress currently has outstanding loans of $8.5 million to one development stage company. Cypress regularly reviews these investments and tests for any impairment of the assets. Cypress wrote down investments in two development stage companies totaling $2.1 million in Q2 2002 and for the first six months of 2002. To date, Cypress has written off $3.6 million of such investments.

Stock Purchase Assistance Plan

Cypress has loans of $103.3 million to employees under the shareholder approved Employee Stock Purchase Assistance Plan for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by all of the employee’s personal property, as well as a pledge of the shares of our common stock purchased with the proceeds of the loan. The benefits to Cypress from this program include increased employee retention and an interest rate that is higher than what is available in the market today. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. Cypress maintains an allowance for doubtful accounts. To date, there have been immaterial write-offs of such loans. On June 30, 2002 with Cypress common stock closing at $15.18, the difference between the carrying value of the loan balances and the underlying common stock collateral was $26.0 million.

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

ITEM 5. OTHER INFORMATION

Cypress’s auditors, PricewaterhouseCoopers LLP, provide Cypress with non-audit services in the nature of tax return preparation and tax assistance. The Audit Committee of Cypress’s Board of Directors has approved the performance of such services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2002 Page 35