Form 10-Q
period 2002-09-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2002-11-12
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

The total number of shares of the registrant’s common stock outstanding as of October 27, 2002 was 123,789,538.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure about Market Risk	35

Item 4. Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 2. Changes in Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits and Reports on Form 8-K	38

Signatures	39

Certifications of Quarterly Report	40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (Unaudited)

ASSETS

	September 29, 2002	December 30, 2001

Current assets:
Cash and cash equivalents	$61,114	$109,999
Short-term investments	41,878	95,423

Total cash, cash equivalents and short-term investments	102,992	205,422

Accounts receivable, net	106,191	97,817
Inventories, net	89,523	73,268
Other current assets	242,865	250,328

Total current assets	541,571	626,835

Property, plant and equipment, net	538,570	499,795
Goodwill	337,437	324,764
Other intangible assets	119,496	158,201
Other assets	201,656	276,841

Total assets	$1,738,730	$1,886,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,763	$73,916
Accrued compensation and employee benefits	49,453	45,409
Other current liabilities	95,746	119,628
Deferred income on sales to distributors	15,154	14,249
Income taxes payable	1,424	1,300

Total current liabilities	228,540	254,502

Convertible subordinated notes	468,900	517,700
Deferred income taxes and other tax liabilities	207,558	203,272
Other long-term liabilities	40,716	42,534

Total liabilities	945,714	1,018,008

Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none
issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares
authorized; 139,165 and 139,052 issued; 123,736 and 121,495
outstanding at September 29, 2002 and December 30, 2001	1,392	1,391
Additional paid-in-capital	1,175,627	1,162,642
Deferred stock compensation	(31,662)	(53,141)
Accumulated other comprehensive income	1,523	2,722
(Accumulated deficit) retained earnings	(27,024)	103,860

	1,119,856	1,217,474
Less: shares of common stock held in treasury, at cost; 15,428 shares and
17,557 shares at September 29, 2002 and December 30, 2001	(326,840)	(349,046)

Total stockholders’ equity	793,016	868,428

Total liabilities and stockholders’ equity	$1,738,730	$1,886,436

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues	$205,021	$180,284	$600,297	$628,093
Cost of revenues	111,096	208,111	340,214	437,337

Gross margin	93,925	(27,827)	260,083	190,756

Operating expenses:

Research and development	70,987	77,496	224,588	196,429
Selling, general and administrative	48,551	41,571	119,296	125,507
Restructuring charges (credits)	2,433	132,113	(6,277)	132,113
Acquisition-related costs	10,658	91,566	32,145	134,157

Total operating expenses	132,629	342,746	369,752	588,206

Operating loss	(38,704)	(370,573)	(109,669)	(397,450)
Interest income	3,339	10,504	15,699	40,720
Interest expense	(4,886)	(5,653)	(14,515)	(16,881)
Other income and (expense), net	(14,749)	(9,362)	(13,573)	(9,507)

Loss before income taxes	(55,000)	(375,084)	(122,058)	(383,118)
(Provision) benefit for income taxes	(89)	12,775	(883)	13,410

Net loss	$(55,089)	$(362,309)	$(122,941)	$(369,708)

Basic and diluted net loss per share	$(0.45)	$(2.92)	$(1.00)	$(2.95)

Weighted average common and common
equivalent shares outstanding:
Basic and diluted	123,634	124,107	122,907	125,347

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 29, 2002	September 30, 2001
Cash flow from operating activities:
Net loss	$(122,941)	$(369,708)
Adjustments to reconcile net loss to net cash
generated from (used for) operating activities:
Depreciation and amortization	130,670	162,478
Amortization of deferred stock compensation	28,257	21,112
Gain on sales of property, plant and equipment, net	(368)	(4)
Acquired in-process research and development	500	18,100
Net gain on early retirement of debt, net of tax	(5,946)	—
Unrealized gains on foreign currency derivatives	(368)	—
Impairment loss on minority investments	15,610	8,900
Reserve for Stock Purchase Assistance Plan	14,700	431
Restructuring	(13,528)	115,333
Other non-recurring costs	—	71,536
Deferred Compensation Program	(1,262)	—
Deferred income taxes	2,832	(43,803)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,374)	83,320
Inventories	(16,255)	38,573
Other assets	(3,818)	(6,126)
Accounts payable, accrued liabilities and other liabilities	(25,125)	(63,714)
Deferred income	905	(13,794)
Income taxes payable	124	32,960

Net cash flow generated from (used for) operating activities	(4,387)	55,594

Cash flow from investing activities:
Purchase of investments	(31,443)	(166,409)
Sale or maturities of investments	144,210	420,668
Acquisition of property, plant and equipment	(123,546)	(128,484)
Cash paid for acquisitions, net	(582)	(345,942)
Other investments	(24,832)	—
(Issuance) repayment of employee notes, net	12,589	(80,920)
Proceeds from the sale of equipment	2,406	3,385

Net cash flow used for investing activities	(21,198)	(297,702)

Cash flow from financing activities:
Retirement of convertible debt, including interest	(42,124)	—
Repurchase of common shares	(4,925)	(190,458)
Issuance of common shares (1)	24,109	27,279
Premiums received from stock put options	198	10,119
Maturity (purchase) of structured options, net	1,574	(50,000)
(Issuance) repayment of stockholder notes receivable, net	(295)	862
Other long-term liabilities	(1,837)	(4,277)

Net cash flow used for financing activities	(23,300)	(206,475)

Net increase (decrease) in cash and cash equivalents	(48,885)	(448,583)
Cash and cash equivalents, beginning of period	109,999	551,025

Cash and cash equivalents, end of period	$61,114	$102,442

Supplemental Disclosure of Non-Cash Information
(1) Common stock issued for acquisitions	$2,318	$28,247

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 29, 2002
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation (“Cypress”) reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three-month periods ended September 29, 2002 (“Q3 2002”), June 30, 2002 (“Q2 2002”), March 31, 2002 (“Q1 2002”), September 30, 2001 (“Q3 2001”), July 1, 2001 (“Q2 2001”) and April 1, 2001 (“Q1 2001”) all included thirteen weeks. The results of operations for the three and nine months ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Goodwill and Purchased Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaced Accounting Principles Board (“APB”) Opinion No. 16 and eliminated pooling-of-interests accounting prospectively for all business combinations initiated after June 30, 2001. It also provided guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only fair-value-approach. Under SFAS No. 142, Cypress discontinued amortizing the remaining balances of goodwill as of the beginning of the 2002 fiscal year. Goodwill is now required to be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. All identifiable intangibles will continue to be amortized over their remaining useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In connection with the adoption of SFAS No. 142, effective the beginning of fiscal 2002, Cypress stopped amortizing goodwill and performed a transitional goodwill impairment assessment and determined that there was no impairment of goodwill. Cypress will complete its required annual assessment in the fourth quarter of 2002.

In addition, upon adoption of SFAS No. 142, workforce-in-place no longer meets the definition of an identifiable asset. As a result, the net balance of $11.5 million, including associated deferred tax liabilities, previously classified as purchased intangible assets has been reclassified to goodwill in 2002.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, for the three and nine months ended September 30, 2001 is as follows:

	Three months ended		Nine months ended

(In thousands, except per share data)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Reported net loss	$(55,089)	$(362,309)	$(122,941)	$(369,708)
Adjustments:
Amortization of goodwill	—	9,362	—	24,039
Amortization of acquired workforce previously classified as purchased intangible assets	—	1,443	—	3,252

Net adjustments	—	10,805	—	27,291

Adjusted net loss	$(55,089)	$(351,504)	$(122,941)	$(342,417)

Adjusted basic and diluted net loss per share	$(0.45)	$(2.83)	$(1.00)	$(2.73)

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. Cypress adopted SFAS No. 145 in Q2 2002 and has, accordingly, reclassified an extraordinary gain from Q1 2002 to Other income and expense, net related to the repurchase of Convertible Subordinated Notes (“3.75% Notes”). (See further discussion in Note 6.)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result would not have a material impact on Cypress’s current financial position or results of operations.

Note 2 - Acquisitions

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

Purchased Intangibles

The following tables present details of Cypress’s total purchased intangible assets:

As of September 29, 2002

(In thousands)	Gross	Accumulated amortization	Net

Purchased technology	$212,006	$(111,706)	$100,300
Non-compete agreements	18,650	(6,646)	12,004
Patents, licenses and trademarks	6,350	(1,864)	4,486
Under market leases	1,850	(1,850)	—
Other	4,600	(1,894)	2,706

Total	$243,456	$(123,960)	$119,496

As of December 30, 2001

(In thousands)	Gross	Accumulated amortization	Net

Purchased technology	$208,915	$(86,708)	$122,207
Non-compete agreements	17,100	(2,083)	15,017
Workforce	17,523	(6,010)	11,513
Patents, licenses and trademarks	6,350	(758)	5,592
Under market leases	1,850	(1,622)	228
Other	4,600	(956)	3,644

Total	$256,338	$(98,137)	$158,201

Amortization charges associated with these acquired intangibles and other acquisition-related costs for the three months and nine months ended September 29, 2002 were $10.6 million and $32.1 million, respectively, and are included in acquisition costs in the condensed consolidated statements of operations. The estimated annual amortization expense of purchased intangible assets is as follows:

(In thousands)	Amount

2002 (remaining three months)	$10,823
2003	42,466
2004	37,728
2005	23,080
2006	2,965
2007 and beyond	2,434

Contingent milestone/revenue-based compensation charges related to acquisitions for the three and nine months ended September 29, 2002 are $1.1 million and $12.7 million, respectively, and are included in research and development in the condensed consolidated statements of operations. The aggregate amount of contingent compensation that could be paid under all acquisition agreements assuming all milestones are met is $124.3 million as of September 29, 2002. However, Cypress expects that the ultimate amounts paid out will be substantially less than this figure.

Note 3 - Restructuring Costs and Credits

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

In connection with the July 16, 2001 announcement, in the third quarter of 2001, Cypress removed from service and held for sale equipment with a net book value of $122.1 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment, but have had limited success to date in selling this equipment. Through September 29, 2002, the Company has sold equipment with a net book value (after write-off) of $29.7 million and placed back into service equipment having a net book value of $24.7 million. The proceeds from the sales of the assets approximated their carrying values. In the second and third quarters of 2002, Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the Q3 2001 restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.5 million in Q2 2002 and Q3 2002, respectively) reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The net effect of the asset adjustment was a credit of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In the first quarter of 2002, Cypress sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. If additional assets are placed back into service, Cypress will have to reverse previously recorded impairment charges in future periods. Cypress continues to actively market the remaining assets held for sale.

A restructuring charge of $1.6 million was recorded in Q1 2002 for additional cost reductions identified as part of the personnel portion of the Q3 2001 restructuring plan. The charge related to severance and related employee benefit costs for the termination of approximately 250 employees, the majority of whom were located in the Philippines facility. As of the end of Q3 2002, 103 of these employees had left Cypress.

In the third quarter of 2002, Cypress recorded net restructuring costs of $2.4 million, which comprised a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service. The charge of $9.4 million consisted of $3.3 million for work force reductions for 71 employees, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.8 million for the exiting of facility leases. At the end of Q3 2002, 46 of the employees had left Cypress. Cypress closed two design centers resulting in workforce, equipment and facility lease charges and adjusted certain Q3 2001 estimates for lease accruals based upon current depressed market conditions. The charge of $9.4 million was offset by $7.0 million of previously written-down equipment put back into service to support an increase in demand for certain products that was not foreseen at the time of the initial restructuring of the equipment in Q3 2001, as discussed above.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the third quarter of 2001:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Initial provision in Q301	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at end Q301	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at end Q401	104,462	3,866	1,385	109,713
Provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—	—	(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at end Q102	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Other adjustments	(13,217)	—	—	(13,217)

Balance at end Q202	85,851	2,988	846	89,685
Provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Other adjustments	(9,545)	—	—	(9,545)

Balance at end Q302	$66,884	$5,247	$2,134	$74,265

Note 4 - Balance Sheet Components

Cash and Investments

(In thousands)	September 29, 2002	December 30, 2001

Cash and cash equivalents	$61,114	$109,999
Short-term investments	41,878	95,423
Long-term investments	69,555	134,495
Restricted investments	62,260	74,968

Cash and investments	$234,807	$414,885

Inventories, Net

(In thousands)	September 29, 2002	December 30, 2001

Raw materials	$3,523	$6,708
Work-in-process	50,667	42,624
Finished goods	35,333	23,936

Inventories, net	$89,523	$73,268

Other Current Assets

(In thousands)	September 29, 2002	December 30, 2001

Employee stock purchase assistance plan, net	$89,931	$117,220
Deferred tax assets	104,798	104,798
Other	48,136	28,310

Other current assets	$242,865	$250,328

Other Assets

(In thousands)	September 29, 2002	December 30, 2001

Long-term investments	$69,555	$134,495
Restricted investments	62,260	74,968
Other	69,841	67,378

Other assets	$201,656	$276,841

Other Current Liabilities

(In thousands)	September 29, 2002	December 30, 2001

Customer advances	$22,854	$30,497
Deferred employee compensation	21,879	19,664
Accrued royalties	3,852	4,311
Accrued rep commissions	4,503	3,057
Other	42,658	62,099

Other current liabilities	$95,746	$119,628

Note 5 - Commitments and Contingencies

Legal Matters

In January 2002, Cypress was contacted by Syndia Corp., which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

In July 2001, Cypress filed a complaint in the United States International Trade Commission (ITC) against Integrated Circuit Systems, Inc. (ICS) and Pericom Semiconductor Corporation (Pericom) for infringement of one of its U.S. patents. The ITC subsequently instituted an investigation based upon Cypress’s complaint. In December 2001, Cypress settled this dispute with Pericom. In November 2001, ICS filed a complaint in the ITC against Cypress for infringement of two U.S. patents, one of which is also asserted against Cypress in an earlier-filed action in California (see below), the other of which (U.S. Patent No. 5,703,537) ICS voluntarily withdrew from the ITC proceedings following its motion that ICS’ own product data sheets invalidated ICS’ asserted claim. In March 2001, Cypress filed a complaint in the United States District Court for the District of Delaware against ICS for infringement of three of its U.S. patents. In April 2001, ICS filed a complaint in the United States District Court for the Northern District of California against Cypress. Cypress has resolved its disputes with ICS. Pursuant to a settlement agreement between the parties, the Delaware and California suits were dismissed with prejudice in August of 2002, and the administrative law judge in the ITC suit issued an order terminating the investigations in August 2002. The settlement agreement with ICS did not have a material effect on Cypress’s business, financial position, results of operations or cash flows.

On November 16, 2000, Momentum, Inc. filed a complaint in the Santa Clara County Superior Court against Cypress for breach of warranty and deceit, in which it seeks consequential, indirect and punitive damages and costs. In February 2001, the Momentum complaint was dismissed, but they were given 30 days to refile. Momentum filed its Amended Complaint on April 16, 2001. Cypress has resolved its disputes with Momentum as of September 2002, and a stipulation to dismiss the suit with prejudice was filed in October 2002 per a settlement agreement between the parties. The settlement agreement with Momentum will not have a material effect on Cypress’s business, financial position, results of operations, or cash flows.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. The Nevada litigation is currently scheduled to go to trial on November 18, 2002. In October 2001, the Lemelson Partnership amended its complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. Of the four patents that are not stayed, three are related to each other, and these three are also related to the two patents that Syndia has asserted have been infringed by Cypress (see above). Cypress has reviewed and investigated the allegations in both the original and amended complaints. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

In February 2002, Cypress was contacted by an attorney representing Mr. Peng Tan, alleging that Cypress infringed a patent owned by Mr. Tan. Cypress has reviewed and investigated the allegations. Cypress believes it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Mr. Tan sue Cypress and should the outcome of the action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

Cypress is currently a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including those noted above. Cypress currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on Cypress’s financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

Note 6 - Debt and Equity Transactions

At September 29, 2002, Cypress had outstanding a series of equity options (on Cypress Common Stock) with an initial cost of $26.0 million, which is classified in stockholders’ equity. The contracts require physical settlement and expire in December 2002. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $20 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress’s stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its Common Stock. During Q3 2002, the contracts resulted in no net cash flows and for the nine months ended September 29, 2002, the contracts resulted in net cash inflows of $1.6 million.

During Q3 2002, the final put contract was closed for which Cypress received premiums of $0.2 million in Q2, 2002. Cypress took delivery of 0.3 million shares of its common stock for an aggregate price of $4.9 million. The transactions were recorded in stockholders’ equity in the condensed consolidated balance sheet.

Cypress has recorded provisions for deferred stock compensation related to acquisitions, issuance of options to third parties, and the issuance of stock options below fair value. Included in cost of revenue, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations, is deferred stock compensation expense of approximately $7.8 million and $28.1 million for three months and nine months ended September 29, 2002, respectively, and $10.4 million and $21.1 million for three months and nine months ended September 30, 2001, respectively.

Convertible Subordinated Notes

During 2001, Cypress’s Board of Directors authorized the repurchase from time to time of up to $143.8 million of 3.75% Notes. In Q3 2002, Cypress did not repurchase any 3.75% Notes. For the nine months ended September 29, 2002, Cypress retired a total of $48.8 million principal, for $42.1 million, resulting in a pre-tax net gain of $5.9 million. The gain was net of the write-off of bond issuance costs of $0.8 million (pre-tax). The gains are included in other income and (expense), net in the condensed consolidated statements of operations. Since inception of the repurchase program in November 2001, Cypress has repurchased and retired $101.6 million in principal of the 3.75% Notes for $86.7 million. As discussed in Note 1, the Q1 2002 pre-tax net gain of $4.7 million was previously recorded as an extraordinary gain of $2.8 million, which was net of tax of $1.9 million and is now recorded as other income and expense, net in the condensed consolidated statement of operations.

Note 7 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net loss	$(55,089)	$(362,309)	$(122,941)	$(369,708)
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges,
net of tax of $132 and $499, respectively	(197)	—	749	—

Change in net unrealized gains (losses) on
investments, net of tax of $226, $2,419, $845,
and $2,419, respectively	339	3,629	(1,269)	3,629

Total	$(54,947)	$(358,680)	$(123,461)	$(366,079)

Note 8 - Investments in Development Stage Companies

Cypress has invested in several privately and publicly held companies, all of which can be considered in the startup or development stages. In addition, from time to time, Cypress has loaned funds to these and other startup or development stage companies. These investments and loans are inherently risky as the market for the technologies or products under development by these companies are typically in the early stages and may never materialize. At September 29, 2002, Cypress had cumulatively invested $43.5 million, directly or indirectly, in development stage companies including a loan of $8.5 million to one development stage company, all of which could be lost if the companies are not successful. Cypress regularly reviews these investments for any impairment. Cypress wrote down investments and loans in five development stage companies totaling $13.8 million in Q3 2002 and $15.6 million for the first nine months of 2002, based upon other-than-temporary declines in value of the investments. As of September 29, 2002, Cypress has cumulatively written off $24.8 million of the original investment and loan balances.

Note 9 - Foreign Currency Derivatives

Cypress purchases capital equipment denominated in foreign currencies and has foreign subsidiaries that operate and sell Cypress’s products in various global markets. As a result, Cypress is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts, to manage the exposures associated with forecasted purchases of equipment and net asset or liability positions. Cypress does not enter into derivative financial instruments for speculative or trading purposes.

Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources. Cypress accounts for its hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders’ equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions impact earnings. At September 29, 2002, the effective portion of unrealized gains on cash flow hedges recorded in other comprehensive income was $0.7 million net of tax. The remaining unrealized gains on such contracts, which are recorded in other income and expense, net in the condensed consolidated statements of operations, totaled $0.4 million year-to-date. The prior year comparable amounts were not material. As of September 29, 2002, such forward contracts for Euro exposures had an aggregate notional value of $13.1 million.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of September 29, 2002, Cypress held forward contracts with an aggregate notional value of $3.2 million to hedge the risks associated with yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) were $0.2 million and $0.4 million, respectively, for Q3 2002 and the nine months ended September 29, 2002 compared to $0.2 million and $4.1 million for the comparable 2001 periods, respectively. The amounts are included in other income and (expense), net in the condensed consolidated statements of operations.

Note 10 - Income Taxes

Cypress’s effective rates of income tax expense or (benefit) for Q3 2002 and Q3 2001 were 0.2% and (3.4%), respectively. For the nine months ended September 29, 2002 and September 30, 2001, Cypress’s effective rates of income tax expense or (benefit) were 0.7% and (3.5%), respectively. A tax provision of $0.1 million was recorded during Q3 2002 compared to a tax benefit of $12.8 million during Q3 2001. The Q3 2002 tax provision was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. On an ongoing basis, Cypress’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Note 11 - 2001 Employee Stock Purchase Assistance Plan

Included in other current assets, Cypress has outstanding loans, consisting of outstanding principal and accrued interest, of $105.8 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. The loans were made by Cypress to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. The benefits to Cypress from this program include increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of September 29, 2002, Cypress has a loss reserve against these accounts of $15.9 million which includes an increase to the reserve of $14.7 million recorded in Q3 2002. In increasing this reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At September 29, 2002, the difference between the carrying value of the loan and the underlying common stock collateral was $54.8 million.

Note 12 - Segment Reporting

Cypress operates under two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes static random access memories (“SRAMs”) and is characterized by high unit sales volume and is generally subject to greater pricing pressures than Cypress’s Non-memory Products. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, clocks and interface products.

Cypress’s divisions are also aligned to enhance focus on certain market segments. The WAN and SAN market segments help provide product definition in the networking arena. Similarly, the Wireless Terminals and Wireless Infrastructure market segments help focus our efforts in the wireless market. The Computation and consumer market segment includes products used in computers, peripherals, consumer and other applications. Cypress’s current Memory and Non-memory business segments continue to operate as they have in the past. The market focus provides systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development spending.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding acquisition costs and non-recurring gains and losses.

Market Segment Information

The tables below set forth information about the market segments formed during fiscal 2000. Cypress does not allocate interest income and expense, other income and expense, income taxes, restructuring costs and credits, acquisition costs and non-recurring items to market segments. In addition, Cypress does not allocate assets to market segments. Market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss. Cypress periodically reviews its customer and product portfolio and makes corresponding changes to its segment data alignment as appropriate. The tables below reflect the effect of that review, and prior quarter and prior year segmentation has been reclassified to reflect our current presentation.

Market Segment Net Revenues

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Wide area networks / storage area networks	$67,788	$57,500	$196,008	$275,556
Wireless terminals / wireless infrastructure	75,062	61,146	204,330	187,162
Computation and consumer	62,171	61,638	199,959	165,375

Total consolidated revenues	$205,021	$180,284	$600,297	$628,093

Market Segment Loss Before Provision for Income Taxes

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Wide area networks / storage area networks	$(18,819)	$(61,397)	$(64,430)	$(57,754)
Wireless terminals / wireless infrastructure	(267)	(45,423)	(15,360)	(24,583)
Computation and consumer	(6,527)	(40,074)	(4,011)	(48,843)
Restructuring and acquisition costs	(13,091)	(223,679)	(25,868)	(266,270)
Interest income	3,339	10,504	15,699	40,720
Interest expense	(4,886)	(5,653)	(14,515)	(16,881)
Other income and (expense), net	(14,749)	(9,362)	(13,573)	(9,507)

Loss before provision for income taxes	$(55,000)	$(375,084)	$(122,058)	(383,118)

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (Fab 2), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Non-memory Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as our OC-48 SERDES device for optical communications systems.

The tables below set forth information about the reportable business segments for the three and nine months ended September 29, 2002 and September 30, 2001, respectively. Cypress does not allocate interest income and expense, other income and expense, income taxes, restructuring costs and credits, acquisition costs and non-recurring items to business segments. Cypress does not allocate assets to business segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Memory	$83,339	$65,426	$240,493	$276,578
Non-memory	121,682	114,858	359,804	351,515

Total consolidated revenues	$205,021	$180,284	$600,297	$628,093

Business Segment Loss before Provision for Income Taxes

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Memory	$4,848	$(83,614)	$(8,728)	$(59,424)
Non-memory	(30,461)	(63,280)	(75,073)	(71,756)
Restructuring and acquisition costs	(13,091)	(223,679)	(25,868)	(266,270)
Interest income	3,339	10,504	15,699	40,720
Interest expense	(4,886)	(5,653)	(14,515)	(16,881)
Other income and (expense), net	(14,749)	(9,362)	(13,573)	(9,507)

Loss before provision for income taxes	$(55,000)	$(375,084)	$(122,058)	$(383,118)

Note 13 - Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities include stock options and shares issuable upon the conversion of convertible debt.

For the three and nine months ended September 29, 2002, common stock issuable upon the assumed conversion of convertible subordinated notes of 9.1 million and 9.2 million shares, respectively, were excluded from the calculation of diluted net loss per share, along with total outstanding options of 37.3 million with a weighted-average exercise price of $15.18, as the effect would be anti-dilutive.

For the three and nine months ended September 30, 2001, common stock issuable upon the assumed conversion of convertible subordinated notes of 10.7 million shares were excluded from the calculation of diluted net loss per share, along with total outstanding options of 29.3 million with a weighted-average exercise price of $14.41, as the effect would be anti-dilutive.

Note 14 - Subsequent Events

On October 17, 2002, Cypress announced a restructuring plan that includes the resizing of Cypress manufacturing facilities and the reduction of operating expenses, including research and development and selling, marketing and administration. The restructuring plan will result in a reduction of workforce, the exiting of certain leased facilities and the write-off of additional fixed assets to be held-for-sale. The restructuring is precipitated by the continued economic slowdown, particularly in the business areas in which Cypress operates. Although the plan and restructuring charges have not been finalized, Cypress expects to reduce its workforce by 275 to 325 employees.

On October 14, 2002, the board of directors authorized a new discretionary stock repurchase program to acquire shares of Cypress common stock in the open market at any time. The maximum number of shares that may be repurchased under this program is 5.0 million. The stock repurchase program, while at the discretion of management, is contingent on numerous factors, including cash balances and cash flows. This discretionary stock repurchase program is in addition to the prior board authorized program in 2001 authorizing the repurchase from time to time of up to $143.8 million of the 3.75% Notes. As of September 29, 2002, Cypress has repurchased and retired a total of $101.6 million in principal of the 3.75% Notes. See further discussion related to the 3.75% Notes in Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CYPRESS SEMICONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Nine Months Periods Ended September 29, 2002

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the prospects for Cypress as well as the semiconductor industry more generally, including without limitation, statements about our book-to-bill ratio, contingent compensation obligations arising from the acquisitions, pressure on average selling prices, expected benefits from the implementation of Cypress’s restructuring plans, the impact of the current economic downturn on our cash balances and cash flow from operations, rate of growth of selling, general and administrative expenses, profitability goals, revenue goals, growth rate goals, market share goals, market size and growth projections, new product introductions, capital expenditure plans, planned manufacturing capacity, and efficiency and cost goals. Actual results could differ materially from those described in the forward-looking statements as a result of the various factors listed above and including, but not limited to, the factors identified in “Risk Factors” below.

Results of Operations

Overview

Weakness in the semiconductor and related industries continues to adversely affect our financial position, results of operations and cash flows. Revenue improved in the fiscal quarter ended September 29, 2002 (“Q3 2002”) versus the fiscal quarter ended September 30, 2001 (“Q3 2001”), but revenue for the first nine months of fiscal 2002 was lower than revenue for the first nine months of fiscal 2001. The third quarter of 2002 marked the fourth consecutive quarter of revenue growth. Including the effects of the Q3 2001 restructuring and related charges, net loss for both Q3 2002 and the first nine months of 2002 improved from the comparable 2001 periods. Revenues for Q3 2002 were $205.0 million, up 13.7% from the $180.3 million recorded in Q3 2001. Revenues for the first nine months of 2002 were $600.3 million, a decline of 4.4% from the $628.1 million recorded in the first nine months of 2001. As of the end of Q3 2002, quarterly bookings were $184 million with a book-to-bill ratio of 0.90. For the same period one year ago, quarterly bookings were $183 million with a book-to-bill ratio of 1.02.

On a same device basis, average sales prices (“ASPs”) continued to decline in Q3 2002 and for the first nine months of 2002. Compared to prior year’s periods, prices have declined in all market segments. This has been somewhat mitigated by changes in product mix as well as significantly higher volumes versus the prior year. Unit volumes increased 36.9% to 141 million units in Q3 2002 from 103 million units in Q3 2001. Nine-month volumes increased 37.4% to 411 million units for the nine months of 2002 from 299 million units in 2001.

In Q3 2002, Cypress recorded impairment charges of $13.8 million related to its investments in and loans to development stage companies. The total impairment charges for such investments and loans for the first nine months of 2002 was $15.6 million. In addition, in Q3 2002, Cypress recorded a charge of $14.7 million to increase the reserve for the outstanding loans to employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan.

Revenues

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Wide area networks / storage area networks	$67,788	$57,500	$196,008	$275,556
Wireless terminals / wireless infrastructure	75,062	61,146	204,330	187,162
Computation and consumer	62,171	61,638	199,959	165,375

Total consolidated revenues	$205,021	$180,284	$600,297	$628,093

Wide area networks (“WAN”) and storage area networks (“SAN”) revenue increased 17.9% from $57.5 million in Q3 2001 to $67.8 million in Q3 2002. The increase is attributable to increased unit volumes. WAN/SAN revenue for the first nine months of 2002 declined by 28.9% or $79.5 million from the comparable 2001 nine-month period. Unit volumes in the networking market (Transmission, Metro and Access) decreased in the first nine months of 2002 versus the comparable 2001 period due to postponed infrastructure investment and excess inventory both at original equipment manufacturers and in the after markets. The segment has shown modest recovery of unit volumes since the third quarter of 2001 increasing for the fourth consecutive quarter. Wireless Terminals and Wireless Infrastructure (“WIT/WIN”) revenues in Q3 2002 and the first nine months of 2002 increased by 22.8% and 9.2%, respectively, from the comparable 2001 periods. Improvement in revenue was driven by an increase in the cellular handset business and the continued shift toward higher-density memories in cell phones. Volume improvement in Q3 2002 and the first nine months of 2002 versus the comparable 2001 periods were somewhat offset by price erosion from the comparable 2001 periods.

Revenue within the Computation and consumer market segment increased from the 2001 comparable periods by $0.5 million and $34.6 million, respectively, for Q3 2002 and the first nine months of 2002. Third quarter 2002 revenue was relatively flat compared to Q3 2001 as higher volumes were offset by lower ASPs. Comparing the first nine months of 2002 to the comparable period in 2001, sales volumes were substantially higher, but were somewhat offset by lower prices. Unit sales growth is primarily due to the development and market acceptance of our family of plug-and-play USB devices. Additional unit demand for the USB and programmable clock products has offset lower sales of clocks into the PC market.

Cost of Revenues/Gross Margin

Gross margins for Q3 2002 and the first nine months of 2002 represented 45.8% and 43.3% of sales, respectively, versus (15.4)% and 30.4%, respectively, for the comparable periods in 2001. Both Q3 2001 and the first nine months of 2001 included a $93.1 million charge for excess inventory. Volumes remained strong in Q3 2002 and the first nine months of 2002 due to increases in sales volumes in both WIT/WIN and Computation and consumer.

During Q3 2002 and the first nine months of 2002, our gross margin increased as a result of the sale of the Q3 2001 previously reserved inventory in an amount representing the reserves previously recognized. The incremental gross profit benefit of $6.3 million and $12.9 million recognized in Q3 2002 and the first nine months of 2002 is equivalent to the original cost basis of the inventory sold.

In January 2002, the Department of Commerce revoked a 1998 antidumping order that had been imposed on static random access memories fabricated in Taiwan and imported into the United States. The United States Customs Service was ordered to refund, with interest, all duties deposited under the 1998 antidumping order. Between 1998 and 2001, Cypress charged $10.3 million to cost of revenues for such duties, recognizing $0.1 million and $0.4 million of such charges for the three and nine months ended September 30, 2001, respectively. During Q3 2002 Cypress received no refunds. Cypress received $12.7 million of refunds during the first nine months of 2002. During the first nine months of 2002, Cypress recorded $10.7 million as offsets to cost of revenues and $2.0 million as interest income. This benefit to our gross margin in the first nine months of 2002 was substantially offset by certain other items, including a change in estimate for deferred income on sales to distributors.

Research and Development

	Three months ended			Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change

Revenues	$205,021	$180,284	13.7%	$600,297	$628,093	-4.4%
Research and development	70,987	77,496	-8.4%	224,588	196,429	14.3%
R&D as a percent of revenues	34.6%	43.0%		37.4%	31.3%
Acquisition related compensation	7,626	8,408	-9.3%	36,142	14,743	145.1%

R&D excluding acquisition related
compensation	$63,361	$69,088	-8.3%	$188,446	$181,686	3.7%
R&D excluding acquisition related
compensation as percent of revenues	30.9%	38.3%		31.4%	28.9%

Research and development (“R&D”) expenditures declined by $6.5 million in Q3 2002 when compared to Q3 2001 primarily as a result of Q3 2001 including additional charges of $5.5 million related to a settlement of a patent infringement suit and $1.5 million related to a periodic physical count of property, plant and equipment. Research and development expenditures for the first nine months of 2002 increased from the comparable 2001 period as Cypress continued its effort to enhance its product portfolio and to migrate to more advanced process technologies.

During Q3 2002 and the first nine months of 2002, Cypress recorded $7.6 million and $36.1 million, respectively, in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions as compared to $8.4 million and $14.7 million, respectively, for the comparable 2001 periods. The increase in acquisition-related compensation charges is attributed to our acquisitions made in the second half of 2001.

Selling, General and Administrative

	Three months ended			Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change

Revenues	$205,021	$180,284	13.7%	$600,297	$628,093	-4.4%
Selling, general and administrative	48,551	41,571	16.8%	119,296	125,207	-4.7%
SG&A as a percent of revenues	23.7%	23.1%		19.9%	19.9%
Acquisition related compensation	856	3,090	-72.2%	3,473	8,252	-57.9%

SG&A excluding acquisition related
compensation	$47,695	$38,481	23.9%	$115,823	$116,955	-1.0%
SG&A excluding acquisition related
compensation as percent of revenues	23.3%	21.3%		19.3%	18.6%

Selling, general and administrative (“SG&A”) expenses increased in Q3 2002 from Q3 2001, but decreased slightly for the first nine months of 2002 versus the first nine months of 2001. Labor costs, sales commissions and other expenses were lower for both Q3 2002 and the first nine months of 2002 compared to the comparable 2001 periods. However, those improvements were offset by a Q3 2002 charge of $14.7 million to increase the reserve against outstanding loans to employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Program. Cypress increased this reserve as a result of the continued decline in the value of its stock price, which stock is collateral for the loans.

For the three and nine months periods ending September 29, 2002, Cypress recorded $0.9 million and $3.5 million, respectively, in non-cash deferred compensation and cash compensation related to milestone/revenue-based compensation from acquisitions compared to $3.1 million and $8.3 million, respectively, in the comparable 2001 periods. The aggregate amount of contingent compensation that could be paid under all acquisition agreements assuming all milestones are met is $124.3 million as of September 29, 2002. However, Cypress expects that the ultimate amounts paid out will be substantially less than this figure.

Restructuring

On July 16, 2001, we announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which we operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of 2001, we recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

In connection with the July 16, 2001 announcement, in the third quarter of 2001, we removed from service and held for sale equipment with a net book value of $122.1 million, resulting in a charge of $113.4 million. We have actively marketed the equipment, but have had limited success to date in selling this equipment. Through September 29, 2002, we have sold equipment with a net book value (after write-off) of $29.7 million and placed back into service equipment having a net book value of $24.7 million. The proceeds from the sales of the assets approximated their carrying value. In the second and third quarters of 2002, we placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the Q3 2001 restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.5 million in Q2 2002 and Q3 2002, respectively) reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The net effect of the asset adjustment was a credit of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In the first quarter of 2002, we sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. If additional assets are placed back into service, we will have to reverse previously recorded impairment charges in future periods. We continue to actively market the remaining assets held for sale.

A restructuring charge of $1.6 million was recorded in Q1 2002 for additional cost reductions identified as part of the personnel portion of the Q3 2001 restructuring plan. The charge related to severance and related employee benefit costs for the termination of approximately 250 employees, the majority of whom were located in the Philippines facility. As of the end of Q3 2002, 103 of these employees had left Cypress.

In the third quarter of 2002, we recorded net restructuring costs of $2.4 million, which comprised a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service. The charge of $9.4 million consisted of $3.3 million for work force reductions for 71 employees, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.8 million for the exiting of facility leases. At the end of Q3 2002, 46 of the employees had left Cypress. We closed two design centers resulting in workforce, equipment and facility lease charges and adjusted certain Q3 2001 estimates for lease accruals based upon current depressed market conditions. The charge of $9.4 million was offset by $7.0 million of previously written-down equipment put back into service to support an increase in demand for certain products that was not foreseen at the time of the initial restructuring of the equipment in Q3 2001 as discussed above.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the third quarter of 2001:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Initial provision in Q301	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at end Q301	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at end Q401	104,462	3,866	1,385	109,713
Provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—		(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at end Q102	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Other adjustments	(13,217)	—	—	(13,217)

Balance at end Q202	85,851	2,988	846	89,685
Provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Other adjustments	(9,545)	—	—	(9,545)

Balance at end Q302	$66,884	$5,247	$2,134	$74,265

Acquisition-related Costs

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process R&D charges. Amortization of intangible assets was $10.7 million and $31.6 million for the three and nine months ended September 29, 2002, respectively, compared to $19.7 million and $49.5 million for the three and nine months ended September 30, 2001, respectively. We expensed in-process research and development of $0.5 million in Q1 2002 related to the acquisition of Sahasra Networks, Inc. We expensed in-process research and development of $5.3 million and $18.1 million, respectively, during the three and nine months ended September 30, 2001 related to the acquisitions of ScanLogic, International Microcircuits Inc. and HiBand. For both the three and nine months ended September 30, 2001, we had an impairment loss of $65.9 million related to Silicon Light Machines long-lived assets and $0.7 million in miscellaneous acquisition related costs.

Interest Income, Interest Expense and Other Income and (Expense), Net

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Interest income	$3,339	$10,504	$15,699	$40,720
Interest expense	(4,886)	(5,653)	(14,515)	(16,881)
Other income and (expense), net	(14,749)	(9,362)	(13,573)	(9,507)

Interest and other income and (expense), net	$(16,296)	$(4,511)	$(12,389)	$14,332

Interest income in Q3 2002 was $3.3 million, a decrease of $7.2 million or 68.2% from the prior year’s third quarter while interest income for the first nine months of 2002 was $15.7 million, a decrease of $25.0 million or 61.4% from the comparable period in 2001. The decrease was due both to lower short- and long-term investment balances and decreased yields. That reduction was partially offset by $2.0 million of interest income related to the duty refunds from the United States Customs Service during the nine months ended 2002. In addition, in the third quarter and the first nine months of 2002, we recorded interest income of $1.4 million and $4.0 million, respectively, from loans to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. The interest income related to the shareholder-approved 2001 Employee Stock Purchase Assistance Plan was $0.7 million and $1.0 million for the three and nine months ended September 30, 2001, respectively.

Interest expense declined by $0.8 million and $2.4 million, respectively, in the quarter and nine months ending September 29, 2002 versus the comparable prior year periods. Interest expense is primarily associated with the 4.0% Convertible Subordinated Notes (“4.0% Notes”), issued in January 2000, due in 2005, and the 3.75% Convertible Subordinated Notes (“3.75% Notes”), issued in June 2000, due in 2005. The decrease in interest expense in 2002 compared to 2001 is attributable to the repurchase of $101.6 million in principal of the 3.75% Notes that occurred between November 2001 and June 2002.

Other income and (expense), net was $(14.7) million and $(13.6) million for the third quarter and first nine months of 2002 versus $(9.4) million and $(9.5) million for the comparable 2001 periods. Included in the amounts are charges related to gains on the repurchase of the 3.75% Notes, investment impairments and write-offs and foreign exchange gains and losses. During the first half of 2002, we recognized $5.9 million in gains on the repurchase of the 3.75% Notes. We did not repurchase any notes during Q3 2002 or during the first nine months of 2001. As of September 29, 2002, the remaining principal balance of the 4.0% Note and 3.75% Note, was $283.0 million and $185.9 million, respectively. During Q3 2002 we recorded impairment charges of $13.8 million for investments in and loans to five development stage companies. For the first nine months of 2002, we recorded total impairment charges of $15.6 million for investments in and loans to development stage companies. There were no such impairment charges in the first nine months of 2001.

Income Taxes

Our effective rates of income tax expense or (benefit) for Q3 2002 and Q3 2001 were 0.2% and (3.4%), respectively. For the nine months ended September 29, 2002 and September 30, 2001, our effective rates of income tax expense or (benefit) were 0.7% and (3.5%), respectively. A tax provision of $0.1 million was recorded during Q3 2002 compared to tax benefit of $12.8 million during Q3 2001. The Q3 2002 tax provision was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. On an ongoing basis, our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Pro Forma Earnings (Loss)

In addition to our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we provide our stockholders with pro forma financial information. We believe that our presentation of pro forma results is a useful addition to information provided to our stockholders. Our presentation of pro forma information excludes non-cash expenses resulting from acquisition or issuance of stock options, cash charges for payments based on the achievement of certain performance milestones under acquisition agreements, as well as unusual or infrequent expenses or credits that are not directly attributable to our ongoing operations and are expected to be incurred over a limited period of time. Because of these exclusions, our pro forma presentation is not in accordance with GAAP. Additionally, our presentation of pro forma information may not be consistent with that of other companies. Pro forma information is not a substitute for financial information prepared in accordance with GAAP. We believe that we have been consistent in our identification of unusual or infrequent items, including both favorable and unfavorable items. The following table reconciles our GAAP net loss with our pro forma net loss.

	Three months ended		Nine months ended

(In thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net loss	$(55,089)	$(362,309)	$(122,941)	$(369,708)
Acquisition costs(1)	19,579	37,860	72,954	93,770
Restructuring costs/credits (2)	2,433	132,113	(6,277)	132,113
Investment impairments and other (3)	13,848	86,586	15,949	73,386
Gain on retirement of bonds	—	—	(5,946)	—
Employee loan reserve (4)	14,701	—	14,701	—
Tax effects of pro forma adjustments (5)	1,332	8,398	9,472	6,600

Pro forma net loss	$(3,196)	$(97,352)	$(22,088)	$(63,839)

(1)	In-process technology, non-cash stock compensation costs, cash charges based on the achievement of certain milestones under acquisition agreements, and the amortization of intangible assets and goodwill (in fiscal 2001 only) related to those acquisitions.

(2)	In Q3 2002, restructuring costs consist of a $9.4 million charge related to workforce reductions, assets held for sale, operating leases and stock compensation offset by a $7.0 million of assets placed back into service previously written down and held for sale as part of the Q3 2001 restructuring plan.

(3)	Includes impairment charges related to investments and loans to development stage companies, due to the deterioration in the companies valuation or financial prospects, the result of a physical count of property, plant and equipment, settlement of certain disputes and the write-off of bond costs.

(4)	In Q3 2002, an increase to the reserve of $14.7 million was recorded against the outstanding loans to employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Program due to a decline in the value of the collateral, based upon an independent fair value analysis. The total reserve at the end of Q3 2002 is $15.9 million.

(5)	For purposes of pro forma earnings, Cypress’s effective tax rate for the three and nine months ended September 29, 2002, was 28.0%. For the three and nine months ended September 30, 2001, the pro forma effective tax rates were 17.9% and 9.6%, respectively.

This information should be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP included in this report. Page 24

Liquidity and Capital Resources

(In thousands)	September 29, 2002	December 30, 2001

Cash, cash equivalents and short-tem investments	$102,992	$205,422
Working capital	313,031	372,333
Long-term debt and capital lease obligations	475,055	525,673
Stockholders’ equity	793,016	868,428

Cash, cash equivalents and short-term investments totaled $103.0 million at September 29, 2002, a $102.4 million decrease from the end of fiscal 2001. Working capital decreased $59.3 million during the same period.

During the first nine months of 2002, cash used for operating activities was $4.4 million and was primarily attributed to changes in operating assets and liabilities of $52.5 million offset by operating losses adjusted for non-cash items of $48.1 million.

Net cash flows used in investing activities amounted to $21.2 million during the first nine months of 2002 as $159.2 million of proceeds from the sales or maturities of investments, the sales of equipment and the repayment of employee notes were offset by investment purchases and acquisitions of property, plant and equipment of $155.0 million. Capital purchases of $123.5 million included equipment for our domestic wafer fabrication plants, research and development, back-end manufacturing subcontractors, design and technology groups, and our headquarters building in San Jose, California (see below). In fiscal 2002, we expect to purchase approximately $150 million in capital equipment. The remaining planned capital expenditures of $26.5 million for 2002 include, capital for manufacturing equipment at our Minnesota facility to meet product demand and projects to migrate to more advanced manufacturing technologies. We are evaluating various financing alternatives to fund the capital expenditures. Minority investments in other companies during the first nine months of 2002 were $24.8 million. During fiscal 2001, we entered into a synthetic lease agreement with a lessor to construct and lease a headquarters facility in San Jose to support consolidation of acquired companies into one main campus. The facility was completed and we began paying rent during July 2002. We subsequently decided to purchase instead of lease the building. The purchase closed on August 6, 2002.

Net cash flows used for financing activities were $23.3 million during the first nine months of 2002, including the redemption of convertible debt of $42.1 million and the liquidation of put warrants for $4.9 million. This cash outflow was offset by cash inflows of $24.1 million related to the issuance of common shares from the exercise of options and purchases through the Employee Stock Purchase Program and the net proceeds of $1.6 million from our structured options activities as discussed in Note 6 accompanying the condensed consolidated financial statements.

On October 14, 2002, the board of directors authorized a new discretionary stock repurchase program to acquire shares of our common stock in the open market at any time. However, the timing to repurchase is at the discretion of our management and is contingent on numerous factors, including our cash balances and cash flow. This discretionary stock repurchase program is in addition to the prior board authorized program in 2001 authorizing the repurchase from time to time of up to $143.8 million of the 3.75% Notes. As of September 29, 2002, we have repurchased and retired a total of $101.6 million in principal of the 3.75% Notes.

In the next twelve months, the current economic downturn may negatively impact cash and cash equivalent balances and cash flow from operations. We believe that existing cash, cash equivalents and investments, and cash from operations will be sufficient to meet present and anticipated working capital requirements and other cash needs for the next twelve months. Beyond twelve months, a continuation of the economic downturn, changes in market demand and the possible need to change manufacturing capacity and capability, may require us to raise additional capital through debt or equity financing. Although additional financing may be required, there can be no assurance that it would be available to us or available at terms we deem satisfactory.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. We adopted SFAS No. 145 in Q2 2002 and have, accordingly, reclassified an extraordinary gain from Q1 2002 to Other income and expense, net related to the repurchase of a portion of the 3.75% Notes. (See further discussion in Note 6.)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result would not have a material impact on our current financial position or results of operations.

Risk Factors

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements as to the future operating results and business plans, that involve risks and uncertainties. We use such words as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from past performance or those anticipated in these forward-looking statements for any reason, including the risks described below and elsewhere in this report.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of these unfavorable economic conditions, we experienced a significant slowdown in customer orders including large order cancellations across nearly all of our product lines, especially during the first nine months of fiscal 2001, which resulted in historically low net bookings during that period. In addition, we experienced corresponding decreases in revenues and average selling prices during fiscal 2001. Although revenue has increased during the first three quarters of 2002, there has been continued pressure on average selling prices throughout fiscal 2002. We anticipate that this will continue. As a consequence of the economic downturn that began in 2001, we implemented a restructuring plan in the third quarter of 2001 that involved resizing our manufacturing facilities, reducing our workforce and combining facilities. In addition, in the third quarter of 2001 we recorded a provision for excess inventory and related purchase commitments. On October 17, 2002, we announced a restructuring plan that includes the resizing of our manufacturing facilities and the reduction of operating expenses, including research and development and selling marketing and administration. The restructuring plan will result in a reduction of workforce, the exiting of certain leased facilities and the write-off of additional fixed assets to be held-for-sale. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the current significant downturn, we restructured our manufacturing operations in the third quarter of fiscal 2001 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. We are undertaking similar restructuring measures during the fourth quarter of 2002. When these downturns are prolonged, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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

Page 27

•	the need for constant, rapid, new product introductions which present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand.

As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross margin and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect the value of your investment in Cypress.

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

Significant portions of our products are incorporated into data communications and telecommunications end products. We are currently experiencing an industry downturn in these markets, which has adversely affected our financial condition and operating results. Any further reduction in the growth of, or decline in the demand for, networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including USB microcontrollers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically and may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. As a result of the economic downturn, average selling prices declined during 2001 and have continued to do so during 2002. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our existing products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

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

A high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines. We rely on independent subcontractors to assemble, package and test the balance of our products. This reliance involves certain risks, because we have less control over manufacturing quality and delivery schedules. In addition, these companies may not have adequate capacity to meet our needs and may discontinue or phase-out assembly processes we require. We cannot be certain that these subcontractors will continue to assemble, package and test products for us, and it might be difficult for us to find alternatives if they do not do so. If we do not find satisfactory alternatives in a timely manner or at all, our business, financial condition and results of operations could be seriously harmed.

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

We have spent, and expect over time to continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm our business, financial condition and results of operations. In response to the economic downturn, in the third quarter of 2001 we implemented a restructuring plan and in the fourth quarter of 2002 we announced a restructuring plan, both of which included the resizing of our manufacturing facilities. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business, financial condition and results of operations.

Our operations and financial results could be severely harmed by certain natural disasters.

Our headquarters, some manufacturing facilities and some of our major vendors’ facilities are located near major earthquake faults. We have not been able to maintain earthquake coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment we may suffer a temporary halt in our ability to transport product and we could suffer damages that could seriously harm our business, financial condition and results of operations.

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

We may incur losses in connection with loans made under our shareholder-approved 2001 Employee Stock Purchase Assistance Plan.

In May 2001, we implemented our stockholder-approved 2001 Employee Stock Purchase Assistance Plan through which we made loans to our employees to purchase shares of our common stock through a broker on the open market. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly. Each loan is evidenced by a note which is full recourse to the employee and the shares of our common stock purchased with the proceeds of the loan are pledged as collateral. Our liquidity and results of operations could be adversely affected if a significant amount of these loans are not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk. To date, there have been immaterial write-offs. Due to the continued decline in the Cypress common stock price in the third quarter of 2002, we recorded a charge of $14.7 million.

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

Page 31

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

In order to remain competitive, semiconductor manufacturers generally, including Cypress, must spend heavily on equipment to maintain or increase manufacturing capacity and capability. We have budgeted for approximately $150 million in expenditures on equipment in fiscal 2002 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in capacity expansion and improvement programs.

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

International sales represented approximately 57% in the first nine months of 2002 and 50% of our revenues during the first nine months of fiscal 2001. Long-lived assets are held primarily in the United States with 6% held in the Philippines and 1% in other foreign countries at the end of September 2002. Our Philippine assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

•	currency exchange fluctuations;

•	the devaluation of local currencies;

•	political instability;

•	changes in local economic conditions;

•	import and export controls;

•	changes in tax laws, tariffs and freight rates; and

•	natural disasters

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

We completed one acquisition in first quarter 2002, fourteen acquisitions in the three previous fiscal years and may pursue additional acquisitions in the future. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

Page 33

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

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into transactions in other currencies, primarily the Japanese yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Based on Cypress’s foreign currency forward contracts at September 29, 2002, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese yen or the Euro, would have an immaterial net effect on Cypress’s financial position and results of operations.

The fair value of Cypress’s investment would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations.

Equity Options

At September 29, 2002, Cypress had outstanding a series of equity options on Cypress Common Stock with an initial cost of $26.0 million, which is classified in stockholders’ equity. The contracts require physical settlement and expire in December 2002. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $20 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress’s stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its Common Stock. During Q3 2002, the contracts resulted in no net cash inflows and for the nine months ended September 29, 2002, the contracts resulted in net cash inflows of $1.6 million.

During Q3 2002, the final put contract was closed for which Cypress received premiums of $0.2 million in Q2, 2002. Cypress took delivery of 0.3 million shares of its common stock at an aggregate price of $4.9 million. The transactions were recorded in stockholders’ equity in the condensed consolidated balance sheet.

Cypress has recorded provisions for deferred stock compensation related to acquisitions, issuance of options to third parties, and the issuance of stock options below fair value. Deferred stock compensation expense, included in selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations, totaled approximately $7.8 million and $28.1 million for three months and nine months ended September 29, 2002, respectively, and $10.4 million and $21.1 million for three months and nine months ended September 30, 2001, respectively.

Investments in Development Stage Companies

Cypress has invested in several privately and publicly held companies, all of which can be considered in the startup or development stages. In addition, from time to time, Cypress has loaned funds to these and other startup or development stage companies. These investments and loans are inherently risky as the market for the technologies or products under development, by these companies, are typically in the early stages and may never materialize. At September 29, 2002, Cypress had cumulatively invested $43.5 million, directly or indirectly, in development stage companies, including a loan of $8.5 million to one development stage company, all of which could be lost if the companies are not successful. Cypress regularly reviews these investments and tests for any impairment. Cypress wrote down investments in four development stage companies and reserved all the outstanding loans totaling $13.8 million in Q3 2002 and $15.6 million for the first nine months of 2002, based upon other-than-temporary declines in value of the investments. As of September 29, 2002, Cypress has cumulatively written off $24.8 million of the original investments and loan balances.

2001 Employee Stock Purchase Assistance Plan

Cypress has outstanding loans, consisting of outstanding principal and accrued interest, of $105.8 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. The loans were made by Cypress to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The benefits to Cypress from this program include increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of September 29, 2002, Cypress has a loss reserve against these accounts of $15.9 million which includes an increase to the reserve of $14.7 million recorded in Q3 2002. In increasing this reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At September 29, 2002, the difference between the carrying value of the loan and the underlying common stock collateral was $54.8 million.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Cypress’s principal executive officer and principal financial officer have concluded that Cypress’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Cypress in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

There were no significant changes in Cypress’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in such controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Part I in Note 5 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Cypress’s auditors, PricewaterhouseCoopers LLP, provided Cypress with non-audit services principally in the nature of tax return preparation and tax assistance. The Audit Committee of Cypress’s Board of Directors has approved the performance of such services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

By /s/ T.J. Rodgers
      ——————————————
      T.J. Rodgers
      President and Chief Executive Officer

By /s/ Emmanuel Hernandez
      ——————————————
      Emmanuel Hernandez
      Vice President, Finance and Administration and
Chief Financial Officer

Dated: November 8, 2002 Page 39 CERTIFICATION OF QUARTERLY REPORT I, T.J. Rodgers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cypress Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002

By /s/ T.J. Rodgers —————————————— President and Chief Executive Officer

Page 40 CERTIFICATION OF QUARTERLY REPORT I, Emmanuel Hernandez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cypress Semiconductor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002

By /s/ Emmanuel Hernandez —————————————— Vice President, Finance and Administration and Chief Financial Officer

Page 41