Form 10-K
period 2002-12-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2003-03-28
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|          Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2002

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
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (408) 943-2600

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class Common Stock, $.01 par value 4.00% Convertible Subordinated Notes due 2005 3.75% Convertible Subordinated Notes due 2005	Name of Each Exchange On Which Registered New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_ |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. |X|

At March 10, 2003, registrant had outstanding 125,396,161 shares of Common Stock.

Indicate by check mark whether the registrant is an accelerated filer (as outlined in Rule 12b-2 of the Act): |X| Yes No |_ |

The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 10, 2003 on the New York Stock Exchange, was approximately $572,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

SIGNATURES	79

CERTIFICATIONS	80

PART I

ITEM I.          BUSINESS

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, and statements as to the use of autolines for factory output, cost savings and productivity improvements and other benefits from information systems, the proportion of parts assembled in our Philippines factory, pressure on and trends for average selling prices, investments by competitors in manufacturing capacity and productivity yields, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the financing of SunPower Corporation, the impact of SunPower Corporation on future financial results, our expected effective control of SunPower Corporation, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Report.

General

Cypress Semiconductor Corporation (“Cypress”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computing, consumer and instrumentation systems. We have four product lines organized into two business segments—Memory and Non-memory. Our product divisions—Memory, Datacom, Timing Technology and Personal Communication—are the core internal reporting entities. In addition, Cypress views its product offerings by market segment in order to enhance our focus on serving end markets. These market segments include the Wide Area Networks (“WAN”) and Storage Area Networks (“SAN”) which focus on networking applications, Wireless Infrastructure (“WIN”) and Wireless Terminal (“WIT”) which focus on wireless connectivity, and Computation and Consumer which focuses on personal computers, gaming and video applications. Refer to Note 19 of our consolidated financial statements for further information related to our business and market segments.

Cypress was incorporated in California in December 1982. The initial public offering of our common stock occurred in May 1986, at which time our common stock commenced trading on the NASDAQ National Market. In February 1987, we reincorporated in Delaware and on October 17, 1988 listed our common stock on the New York Stock Exchange.

Cypress makes available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15 (d) of the Securities Exchange Act of 1934 free of charge on our website, www.cypress.com, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

Products

In recent years, Cypress has shifted its focus from the design and manufacture of commodity-type products—with a significant exposure to fluctuations in supply and demand, average selling price and gross margin—to the development of higher-margin, proprietary products, which tend to be more resistant to market volatility and trends. Cypress has developed higher-value products in both its Memory and Non-memory businesses.

Our Memory product segment includes integrated circuits on silicon wafers manufactured using leading-edge process technology. A significant portion of the wafers we produce for memory products are manufactured at our technologically advanced, eight-inch wafer production facility in Bloomington, Minnesota, which we refer to as Fab 4. Sales of Memory products may be driven by higher volumes and operational results improved through migration to advanced technology and the attainment of lower manufacturing costs. But our Memory portfolio also includes next-generation memories with advanced functionality and features in demand by leading manufacturers in wireless, wireline, computation, consumer and other businesses.

A majority of the wafers we produce for Non-memory products are manufactured at our six-inch production facility located in Round Rock, Texas, which we refer to as Fab 2. For non-core technologies, we purchase wafers fabricated from outside foundries because the semiconductor industry is characterized by rapid technology and manufacturing-process improvements—resulting in products with greater speed, densities and performance capabilities—and future sales and operational results of these products will continue to be driven primarily by the timely introduction of new products with a technology advantage and customer design wins.

In fiscal 2002, Cypress invested approximately $8.7 million for a 57% ownership interest in SunPower Corporation, a developer of ultra high efficiency solar cells. SunPower was not a significant part of our fiscal 2002 financial results, but we anticipate that SunPower and its technology could have a material impact in future years. (See Note 6 in the consolidated financial statements in this report for additional information.)

Please refer to Note 19 of the consolidated financial statements included in this report for detailed information about the composition of revenues from our Memory and Non-memory product business segments.

Memory Products

Static random access memory (“SRAM”) is used for storage and retrieval of data in data communication, telecommunication, computation, consumer, automotive, and other electronic systems. The overall SRAM market is characterized by the need for many different densities (number of bits per memory circuit), organizations (number of bits available to the user in a single access of the RAM), performance (number of bits transferred per cycle) and levels of power consumption (low power and ultra-low-power devices are required for portable battery operated equipment). We offer a broad selection of SRAM products, including high-speed synchronous SRAMs, high-performance micropower SRAMs and fast asynchronous SRAMs. Cypress’s portfolio offerings include the following:

QDR™ (Quad Data Rate™) SRAMs represent a new architecture for emerging, high-performance communications applications. These SRAMs target switches and routers that operate at data rates beyond 300- MHz. Cypress, Micron Technology Inc., Samsung, Hitachi, IDT and NEC worked closely together to create the QDR standard to ensure that customers will have multiple pin- and function-compatible sources for these next-generation SRAMs.

NoBL™ (No Bus Latency™) and Synchronous Burst SRAMs. NoBL synchronous SRAMs have an architecture optimized for high-speed applications requiring maximum bus bandwidth, such as networking, instrumentation, video and simulation. Synchronous Burst SRAMs have a broad selection of varying densities and input/output configurations well suited for processor cache applications.

Fast Asynchronous SRAMs. Cypress markets a wide selection of fast asynchronous SRAMs with densities ranging from 16Kb to 4Mb and a wide array of bus widths, packages and temperature ranges. This portfolio includes the high-performance 16-bit-wide and 24-bit-wide families, which are optimized for the latest generation of fast digital signal processors (“DSPs”).

Micropower SRAMs. Cypress’s MoBL® (More Battery Life™) SRAMs have one of the industry’s lowest rates of power consumption, using less power than current standard, low-power SRAMs. They significantly increase battery life and talk time in wireless products such as cellular phones.

Non-memory Products

Non-memory products include a variety of devices that serve the networking, telecommunications, computation, and consumer markets. Our Non-memory portfolio includes physical-layer (“PHY”) devices, framers and network search engines for datacommunications linecards, along with a broad selection of clocks, Universal Serial Bus (“USB”) controllers, specialty memories, optical products, mixed-signal arrays with embedded microcontroller capabilities and programmable-logic devices (“PLDs”).

Physical Layer devices. Our family of high-performance Synchronous Optical Network/Synchronous Digital Hierarchy (“SONET/SDH”) and Serializer/Deserializer (“SERDES”) devices move SONET or SDH frames between equipment at the SONET/SDH data rates of 51.85 Mbps (OC-1), 155.52 Mbps (OC-3/STM-1), and 2.488 Gbps (OC-48/STM-16). Our latest addition to this family meets the stringent requirements of WAN switches and routers by having Bellcore-compliant jitter specifications.

Framers. Our high-performance SONET/SDH framers transport SONET or SDH frames at the data rates of 2.488 Gbps and 9.952 Gbps (OC-192/STM-64). This family includes our POSIC2GVC™, one of the first devices on the market to offer both generic framing procedure and virtual concatenation, which enables efficient transport of data protocols such as Ethernet FibreChannel, ESCON, DVB and SMPTE over existing SONET/SDH networks.

HOTLink® (High-speed Optical Transceiver Link) PHYs. Our HOTLink serial transceivers are industry-leading products for moving serial data at rates from 50 Mbps to 1.5 Gbps. These products support a variety of applications and industrial protocols, including Gigabit Ethernet (“GbE”), 10 Gbps Ethernet (“XAUI”), Fibre-Channel (“FC”), Enterprise System Connection (“ESCON”), Asynchronous Transfer Mode (“ATM”), Digital Video Broadcast (“DVB”), Advanced Micro Devices, Inc.’s TAXITM protocol, generic backplane and point-to-point applications. In the past several years, we have introduced new families of HOTLink PHYs, including the HOTLink II™ PHY, which moves up to four channels of serial data at up to 1.5 Gbps.

QuadPort® Datapath Switching Elements (“DSEs”). QuadPort DSEs are non-blocking switch devices that allow four independent busses, processors, or backplanes to access the DSE simultaneously in separate time domains. The applications for the devices include 4x4 switching, packet-header manipulation, and datapath transport that can reduce the need for large field programmable gate array (“FPGA”) devices. QuadPort DSEs are used in redundant array of independent disks (“RAID”) and storage switches, Metropolitan Area Network/Wide Area Network (“MAN/WAN”) switches and routers and wireless base station applications. We have recently expanded our product offering to include 16 Kbits x 18 and 32 Kbits x 18 versions of these devices.

Network Search Engines (“NSEs”). NSEs are used in high-performance routers and switches to provide deterministic wirespeed table lookups for WAN infrastructure equipment, handling multiple high-speed protocols up to OC-768 and 10-Gigabit Ethernet. The Cypress family of NSEs and network coprocessors are widely used by leading networking original equipment manufacturers, referred to as OEMs.

RoboClock® clock buffers. OurRobo Clock family of high-performance, programmable-skew clock buffers—the flagship product of our Timing Technology Division (TTD)—offers features, including zero propagation delay, 50/50 duty cycle, multiply/divide functions, and programmable skew—which allows customers to compensate for timing differences arising from varying circuit board trace lengths and device set-up and hold times. We recently introduced the RoboClock IITM programmable clock skew buffer, which doubles the performance of the original family by operating up to 200 MHz, supports 18 outputs, and adds more multiply, divide and programmable-skew options. TTD also offers a broad array of programmable timing products (see below), timing distribution products and frequency timing generators, targeting markets including consumer, communications and computation. These devices are widely used in personal computers, disk drives, modems, small office/home office (“SOHO”) network routers and hubs, digital video disks and home video games.

Dual-Port Memories. Dual-Ports are memories that can be accessed by two different processors or busses simultaneously. Dual-Ports are designed to be memory solutions for shared-memory and switching applications, including networking switches and routers, cellular base stations, mass storage devices and telecommunication equipment. Our family of synchronous and asynchronous Dual-Port RAMs range in density from 8 Kbit to 9 Mbit in x8, x9, x16, x18 and x36 configurations. Cypress broadened its portfolio recently with the introduction of the world’s first true 9 Mbit Dual-Port.

First-in, First-out (“FIFO”) Memories. FIFOs are used as an elasticity buffer between systems operating at different frequencies. We offer FIFO memories in a variety of high-bandwidth synchronous and asynchronous architectures with industry-standard pinouts.

Programmable Clocks. Programmable timing solutions combine the convenience of field programming with high performance at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyClocks™ and CyberClocks™ software, designers can select custom frequencies for a variety of applications. We are the only supplier offering true field-programmable clocks, and all our clock outputs have the desired characteristics of high drive, low jitter, low electro-magnetic interference and low skew.

Neuron Chips. Neuron Chips are very-large-scale-integrated (“VLSI”) devices that make it possible to implement low-cost control networking applications. They provide all the key functions necessary to intelligently process inputs from sensors and control-actuator devices, and to propagate control information across a variety of wireline and fiber-optic networking media. Neuron chips provide the logic for LonWorks networks, an open, interoperable control networking standard widely used in building automation, industrial control, transportation, and utility automation controllers. Each Neuron device contains three 8-bit central processing units (“CPUs”), on-board memory, 11 general-purpose input/output (“I/O”) pins, and a complete, interoperable implementation of the ANSI/EIA 709.1-A-1999 Control Network Protocol.

USB Controllers. USB is a four-wire connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems, and among various non-PC systems. The standard facilitates an easy-to-use architecture known as “plug and play,” which enables instant recognition and interoperabiliby when a device is hooked into a system. Cypress expanded its original position in low-speed (1.5-Mbps) USB into full-speed (12-Mbps) and high-speed (480-Mbps) USB products, along with a broad array of USB hubs, transceivers, serial interface engines (“SIEs”) and embedded-host products for a broad range of new applications, including DSL modems, digital cameras and mass storage devices.

WirelessUSB™ (“W-USB”) Controllers. WirelessUSB is a wireless, radio frequency (“RF”) solution introduced in fiscal 2002 that enables manufacturers of PC mice, keyboards and gaming systems to minimize development time, cost, and power requirements without sacrificing performance. Operating at 2.4 GHz, WirelessUSB can connect a maximum of seven devices up to 30 feet apart. WirelessUSB is Cypress’s first wireless product, leveraging its strong market position in wired USB solutions into the wireless world.

PLDs. The logic in an electrical system performs the non-memory functions, such as floating-point mathematics or the organization and routing of signals throughout a computer system. Logic constitutes a significant portion of the circuitry in most systems. We manufacture several families of user-programmable logic circuits, which facilitate the replacement of many standard logic devices with a single device, thus reducing package count and cost, improving performance and allowing miniaturization. Our PLD portfolio consists of a wide variety of devices ranging from simple PLDs such as the Flash 22V10, to the very-high-density complex PLDs, such as the Cypress Ultra37000TM, Quantum38KTM and Delta39KTM Complex Programmable Logic Devices (“CPLD”) families. All our products are supported by the Warp™ software tool set, which enables design description in either VHDL (very high-speed integrated circuit hardware description language), an industry standard developed by Cypress, or in Verilog, another industry standard.

PSoC™ (Programmable System-on-Chip™) Configurable Mixed-Signal Arrays. PSoC products are based on a configurable mixed-signal array with an on-board controller, providing a low-cost, single-chip solution for a variety of consumer, industrial, and control applications. The PSoC device family integrates programmable blocks of analog and digital logic, a fast 8-bit processing unit, 8 to 16 Kbytes of flash memory and 256 bytes of SRAM. PSoC provides designers with a flexible architecture that can be configured for a broad range of embedded applications and dynamically reconfigured to extend the capabilities and value of their product.

GLV™ (Grating Light Valve™). Our Silicon Light Machines™ (“SLM”) subsidiary’s GLV technology switches, modulates and attenuates light. The GLV device is a dynamic diffraction grating that can serve as a simple mirror in the static state, or a variable grating in the dynamic state. Its unique combination of speed, accuracy, reliability and manufacturability has been field proven in demanding applications in the simulation, display and direct-to-print markets. SLM has leveraged its experience and expertise in optical microelectromechanical systems (“MEMS”) to create products in the fields of digital imaging and optical telecommunications, and is developing new applications for advanced uses of its technology.

Cypress, the Cypress logo, MoBL, QuadPort, HOTLink, Warp, and RoboClock are registered trademarks of Cypress Semiconductor Corporation.

WirelessUSB, More Battery Life, NoBL, No Bus Latency, POSIC, POSIC2GVC, Programmable Serial Interface, PSI, RoboClock II, Ultra37000, Quantum38K, Delta39K are trademarks of Cypress Semiconductor Corporation.

“Programmable System-on-Chip” and PSoC are trademarks of Cypress MicroSystems, a subsidiary of Cypress.

Silicon Light Machines, Grating Light Valve, and GLV are trademarks of Silicon Light Machines, a subsidiary of Cypress.

Quad Data Rate™ SRAM and QDR™ SRAM comprise a new family of products developed by Cypress, IDT, Micron Technology, Inc., NEC, and Samsung.

Neuron Chip and LonWorks are registered trademarks of Echelon Corporation in the US and other countries.

All other trademarks or registered trademarks are the property of their respective owners.

Research and Development

We place great emphasis on research and development (“R&D”). This is partially reflected by our commitment of significant management resources to continuously improve process and product design development cycle time. Our current product strategy requires rapid development of new products using emerging process technologies while minimizing R&D costs. We perform R&D for both process technology and for new product design. We spent $287.9 million, $267.5 million and $184.5 million on R&D in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Our process technology research focuses primarily on the continuous migration to smaller geometries. Currently, we are ramping our latest 0.13-micron manufacturing technology. We are simultaneously transferring our 90-nanometer (0.9-micron) technology from our eight-inch R&D facility in San Jose, California (“Fab 1”) to our eight-inch manufacturing Fab 4 in Minnesota.

In addition to continuously reducing the geometry of our manufacturing platforms, we are developing value added derivatives for analog and embedded non-volatile memory applications. In fiscal 2002, we completed development of 0.20-micron Silicon Germanium (“SiGe”) Bipolar Complementary Metal Oxide Semiconductor (“BiCMOS”) technology for high speed and analog applications in Minnesota (Fab 4). Finally, we equipped our wafer Fab in San Jose (Fab 1) to develop MRAM (magnetic RAM) wafers for memory and embedded non-volatile application.

In October 2002, we entered into an agreement with Honeywell to jointly develop a 0.13-micron Silicon-On-Insulator (“SOI”) process technology in Fab 4. Under the agreement, Honeywell engineers will work with our R&D team on defining 0.13-micron for SOI and developing this technology in Fab 4.

We have a central design group that focuses on new product creation and improvement of design methodologies. This group has ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property (“IP”) blocks from a controlled IP library, development of computer-aided design tools and improved design business processes. We currently have 44 design teams in place working on new product designs. Design and related software development work primarily occurs at centers located in the United States, the United Kingdom, Ireland and India.

Manufacturing

In fiscal 2002, we continued to manufacture our products at two sub-micron wafer fabrication facilities located in Fab 4 and Fab 2. These fabrication facilities utilize our proprietary 0.13 through 0.8-micron CMOS, 0.25 and 0.8-micron BiCMOS, and 0.35-micron Silicon Nitride Oxide Silicon (SONOS). To enhance our competitive position, we emphasize programs designed to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, improve defect densities, improve yields and ultimately lower manufacturing costs.

We made significant progress with our Statistical Process Control program. This program fully engages our entire manufacturing workforce thereby making this workforce more productive.

Also in fiscal 2002, we reduced die size by introducing our RAM 8 manufacturing process in Fab 4 and by continuing the production ramps of our RAM 7 process in Fab 4 and our SONOS process in Fab 2. RAM 8 reduced our leading edge line widths from 0.15-micron to 0.13-micron, resulting in more die per wafer. The SONOS process reduced our Fab 2 line width from 0.5-micron to 0.35-micron enabling new embedded non-volatile programmable products and increased die per wafer.

A significant portion of our assembly and test operations is performed by our highly automated assembly and test facility in the Philippines, which accounted for over 40% of our fiscal 2002 assembly output, with the balance being performed by various offshore subcontractors. Our Philippines facility primarily manufactures volume products and packages where our ability to leverage manufacturing costs is high. We expect to increase the proportion of parts assembled in the Philippines factory to 60% during fiscal 2003.

One of our initiatives in fiscal 2002, was to improve the overall quality and cost of our backend manufacturing process by increasing the number of parts assembled and tested in our Philippines factory and consolidating the devices built at subcontractors to a few key suppliers. This included moving the manufacture of more clock products to the Philippines. This strategy has increased the proportion of parts tested in the Philippines factory from 49% at the end of fiscal 2001 to 58% at the end of fiscal 2002.

In fiscal 2002, we invested $3.3 million in one additional fully integrated, automated manufacturing facility (autoline) enabling complete assembly and test operations with minimal human intervention. Currently, less than 10% of our output is processed on these autolines; however, we expect the autolines will provide over 20% of our factory output by the end of 2003 with no additional labor requirement.

During the fourth quarter of fiscal 2002, we announced and implemented a restructuring plan that resized our manufacturing facilities and reduced our workforce to bring our cost structure in line with future expected demand and to reduce expenses in all operations areas. We took out of service and are holding for sale manufacturing assets with a gross book value of $65.5 million and a net book value of $41.7 million. The restructuring affected assets at our facilities in Minnesota, Texas, and San Jose, California (see further discussion on restructuring included in Management’s Discussion and Analysis and Note 7 of the Consolidated Financial Statements). Refer to Note 1 and Note 19 of our consolidated financial statements included in this report for additional information on long-lived assets.

Marketing and Sales

We use four channels to sell our products: direct OEM sales by our sales force; sales by manufacturing representative firms; sales through domestic distributors; and sales through international trading companies and representative firms. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. We also have a corporate accounts group and a contract manufacturing group, which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us to identify emerging markets and new products.

International revenues accounted for 57% of our total revenues in fiscal 2002 compared with 50% in fiscal 2001 and 49% in fiscal 2000. For additional information on our geographic revenue split, please refer to Note 19 of our Consolidated Financial Statements included with this report. Sales to Motorola, Inc. accounted for 10.2% of total revenues in fiscal 2002. No individual customer accounted for greater than 10% of total revenues in fiscal 2001. Sales to Motorola, Inc. accounted for 10.9% of total revenues in fiscal 2000.

We typically warrant our products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product.

Backlog

Our sales typically rely upon standard purchase orders for delivery of catalog products. Customer relationships are generally not subject to long-term contracts. However, Cypress has entered into long-term supply agreements with Alcatel, Cisco, Flextronics, Intel, Lucent, Motorola, Nortel, Philips, Solectron and ST Microelectronics N.V. Products to be delivered and the related delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

Competition

We face competition from domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, data communications, computation and consumer markets. Competitors, including Altera Corporation, Applied Micro Circuits Corporation, Hitachi Ltd., Integrated Device Technology, Inc., Integrated Circuit Systems, Inc., Motorola, Inc., National Semiconductor Corporation, PMC-Sierra, Inc., Samsung Corporation, ST Microelectronics N.V., Texas Instruments Incorporated, Vitesse Semiconductor Corporation, and Xilinx, Inc., target certain markets and compete directly with some of our products. Competition is based on factors that can vary among products and markets, including product design and quality, product performance, price and service.

The semiconductor industry is intensely competitive. This intense competition results in a challenging operating environment for most companies in the industry, including Cypress. This environment is characterized by potential erosion of product sale prices over the lives of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Our ability to compete successfully in a rapidly evolving high performance end of the semiconductor technology spectrum depends on many factors, including:

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

Patents, Licenses and Trademarks

We currently have over 750 patents and approximately 700 additional patent applications on file with the United States Patent and Trademark Office. We are preparing to file more than 200 new patent applications. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry. We have an active program to obtain additional patent and other intellectual property protection.

We have entered into, and in the future may continue to enter into, technology license agreements with third parties that give those parties the right to use patents and other technology developed by us. Some of these agreements also give us the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties.

Cypress also vigorously defends its product and service marks. For a list of Cypress trademarks and registered trademarks, please visit the “Terms and Conditions” section of our website, which is located at www.cypress.com.

Acquisition and Equity Investment

During fiscal 2002 we acquired Sahasra Networks, Inc. and made an investment in SunPower Corporation, which has been accounted for under the equity method of accounting.

•          Sahasra Networks, Inc. is designing a software-based method of making large-entry, next generation network search engines. This acquisition broadens our capability within our Non-memory business segment and the WAN/SAN market segment.

•           SunPower Corporation (“SunPower”) designs and manufactures high-efficiency silicon solar cells. Cypress is partnering with SunPower to leverage our expertise in cost-effective, high-volume silicon manufacturing.

Employees

As of December 29, 2002, we had 4,101 employees. Effective December 31, 2002, an additional 311 persons left Cypress as part of the restructuring plan announced in the fourth quarter of 2002. (See Note 7 of the consolidated financial statements included in this report). None of our employees is represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Risk Factors

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, and statements as to the use of autolines for factory output, cost savings and productivity improvements and other benefits from information systems, the proportion of parts assembled in our Philippines factory, pressure on and trends for average selling prices, investments by competitors in manufacturing capacity and productivity yields, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the financing of SunPower Corporation, the impact of SunPower Corporation on future financial results, our expected effective control of SunPower Corporation, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Report.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of the downturn, our volumes initially declined and were followed by significant reductions in our average selling prices. We expect continued pressure on average selling prices in the future. As a consequence of the continued economic downturn in fiscal 2002, during the fourth quarter of fiscal 2002 we announced a restructuring plan that resized our manufacturing facilities, and reduced our workforce and combined facilities. In addition, we recorded a charge for the impairment of goodwill and intangibles related to SLM as well as the impairment of certain other investments in development stage companies. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the current significant downturn, we restructured our manufacturing operations and administrative areas in the fourth quarter of fiscal 2002 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. When these cycles occur, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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

In addition, because we recognize revenues from sales to certain distributors only when these distributors make a sale to customers, we are highly dependent on the accuracy of their resale estimates. The occurrence of inaccurate estimates also contributes to the difficulty in predicting our quarterly revenue and results of operations and we can fail to meet expectations if we are not accurate in our estimates.

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

•          networking equipment;

•          wireless telecommunications equipment;

•          computers and computer-related peripherals; and

•          consumer electronics, automotive electronics and industrial controls.

Many of our products are incorporated into data communications and telecommunications end products. Any reduction in the growth of, or decline in the demand for, networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and operating results. In addition, certain of our products, including USB microcontrollers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically and may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

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

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot assure that our business will generate sufficient cash flows from operations to fund our cash requirements. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financings. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Interruptions in the availability of raw materials can seriously harm our financial performance.

Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are only a limited number of suppliers capable of delivering the raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, for certain of our products the raw materials we need for our business could become more scarce as worldwide demand for semiconductors increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

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

We have, in the past spent, and spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm our business, financial condition and results of operations. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features, or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business and results of operations. For example, in response to various downturns and changes in our business, we have not been able to use all of our existing equipment and we have restructured our operations. These restructurings have resulted in material charges, which have negatively affected our business. If the downturn continues, we could incur additional restructuring charges, which could further negatively affect our business.

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

•          our customer service;

•          our customer satisfaction;

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

We order materials and build semiconductors based primarily on our internal forecasts, and secondarily on existing orders, which may be cancelled under many circumstances. Consequently, we depend on our forecasts as a principle means to determine inventory levels for our products and the amount of manufacturing capacity that we need. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong, and we may make too many or too few of certain products or have too much or too little manufacturing capacity. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult, particularly when supply is abundant. These factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be seriously harmed, either through missed revenue opportunities because inventory for sale was insufficient or through excessive inventory that would require write-offs.

We must spend heavily on equipment to stay competitive, and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We have budgeted for approximately $57 million in expenditures on equipment in fiscal 2003 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

We believe that stock option grants are critical to our ability to attract and retain personnel. The New York Stock Exchange has proposed rules effective June 30, 2003 that would require, subject to certain exceptions, stockholder approval for equity compensation plans, including stock option plans. If these rules go into effect, our ability to hire or retain highly qualified personnel may be seriously impacted due to an inability to grant stock options and other equity based compensation if we are unable to obtain stockholder approval for such new plans in a timely manner or at all.

If we lose existing qualified personnel or are unable to hire new qualified personnel as needed, our business, financial condition and results of operations could be seriously harmed.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International revenues accounted for 57% of our total revenues in fiscal 2002. Long-lived assets are held primarily in the United States with 11% held in the Philippines and 1% in other foreign countries. (See Note 19 of our consolidated financial statements included in this report). Our Philippine assembly and test operations, as well as our international sales, face risks frequently associated with foreign operations, including:

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

We rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. Any transport or delivery problems because of their errors, or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, terrorism, natural disasters and accidents, could seriously harm our business, financial condition and results of operations and ultimately impact our relationship with our customers.

We may fail to integrate our business and technologies with those of companies that we have recently acquired and that we may acquire in the future.

We completed one acquisition in fiscal 2002, six acquisitions in fiscal 2001, and four acquisitions in fiscal 2000 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•          integrating acquired technology or products;

•          integrating acquired products into our manufacturing facilities;

•          assimilating the personnel of the acquired companies;

•          coordinating and integrating geographically dispersed operations;

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

Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $106.4 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. (See Note 13 to our Consolidated Financial Statements included in this report for a further description of this plan.) Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of December 29, 2002, Cypress has a loss reserve against these loans of $16.0 million, including an increase to the reserve of $14.8 million recorded during 2002. In determining the increase to this reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At December 29, 2002, the difference between the carrying value of the loans and the underlying common stock collateral was $61.6 million. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly. Our liquidity and results of operations would be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk and we would have increased risk to our liquidity. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

We maintain self-insurance for certain liabilities of our officers and directors.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We self-insure with respect to potential indemnifiable claims. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

Executive Officers of the Registrant

Certain information regarding each of our current executive officers is set forth below:

Name	Age	Position	Executive Officer Since

T. J. Rodgers	55	President, Chief Executive Officer and Director	1982

Antonio R. Alvarez	46	Executive Vice President, Memory Products Division	1993

Emmanuel T. Hernandez	47	Executive Vice President, Finance and Administration Chief Financial Officer	1994

Ralph H. Schmitt	42	Executive Vice President, Sales and Marketing	2000

Christopher Seams	40	Executive Vice President, Worldwide Manufacturing & Research and Development	2002

Except as set forth below, each of our executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any of our directors or executive officers.

T.J. Rodgers is a co-founder of Cypress Semiconductor Corporation and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of SolarFlare Communications, Infinera, ION America and SunPower.

Antonio R. Alvarez joined Cypress in May 1987 as a senior technical engineer. Mr. Alvarez was transferred to our former subsidiary, Aspen Semiconductor Corporation, in April 1988 as the manager of BiCMOS technology. In October 1989, Mr. Alvarez returned to the corporate office as Vice President, Research and Development. In February 1993, Mr. Alvarez became responsible for Fab 1 when it was merged with the research and development department. In 1998, Mr. Alvarez also became responsible for the Memory Products Division. Mr. Alvarez was named Executive Vice President in April 1999. In 2001, responsibilities for research and development were transferred to Mr. Christopher Seams.

Emmanuel T. Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Senior Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining Cypress, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993. Mr. Hernandez was named Executive Vice President in May 1998. Mr. Hernandez serves as a board member of Xicor, Inc. ON Semiconductor and SunPower.

Ralph H. Schmitt joined Cypress in 1987 as our first account manager. In 1991 he became responsible for the Mid-Atlantic sales region. In 1993 he was named Director of Worldwide Strategic Accounts. In 1995 Mr. Schmitt left Cypress to found GroupTec LLC, a Manufacturers’ Representative. He was a Partner and President of this firm. Mr. Schmitt rejoined Cypress in January 1998 as Sales Director with responsibility for transitioning the sales and marketing organization to align with Cypress’s shift to a market-based strategy. He was appointed Vice President, Segment Sales and Marketing in September 1999 and named Vice President, Sales and Marketing in June 2000. Mr. Schmitt was named an Executive Vice President in July 2000.

Christopher Seams joined Cypress in 1990 and held a variety of positions in process and assembly technology research and development and manufacturing operations. In 2001, Mr. Seams became responsible for Research and Development. He was appointed Executive Vice President, Manufacturing and Research and Development in November 2002. He serves as a board member of 1ST Silicon, Ronal Systems and SunPower.

ITEM 2.         PROPERTIES

Our executive offices are located in a wholly-owned approximately 111,000 square-foot building at 198 Champion Court, San Jose, California. The table below sets out our principal owned and leased properties at December 29, 2002:

	Location	Building Sq. Ft.	Use

Owned
	San Jose, CA	111,000	Office
	Bloomington, MN	170,000	8” Fab
	Round Rock, TX	100,000	6” Fab
	Cavite, The Philippines	162,000	Assembly & test
	Laguna, The Philippines	216,000	Not in Use
	Woodinville, WA	58,000	Held for Sale

Leased
	San Jose, CA (1)	200,000	Office, labs, light manufacturing
	San Jose, CA (1)	61,000	R&D, Labs, Office
	Lynwood, WA	69,000	Office, light manufacturing
	Bloomington, MN (1)	100,000	8” Fab
	Sunnyvale, CA	18,000	R&D, Office, light manufacturing

   (1)   Synthetic Lease: See Note 18 of our Consolidated Financial Statements for more discussion of synthetic lease transactions.

In order to accommodate the expected growth requirements of the Personal Communication and Timing Technology divisions, we entered into a lease, with an option to purchase, on a 69,000 sq. ft. building in Lynwood, Washington. in November 2002. On December 30, 2002, Cypress exercised its option to purchase that building from the developer for $11.3 million.

We lease additional space for sales and design centers in the United States, Belgium, Canada, China, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Singapore, Sweden, Taiwan, Turkey and the United Kingdom.

As of the end of fiscal year 2002, we believe that our current properties are suitable for our foreseeable needs.

ITEM 3.         LEGAL PROCEEDINGS

In January 2002, Cypress was contacted by Syndia Corporation (“Syndia”), which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona described below. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. The Nevada trial proceedings concluded in January 2003, but a final decision will not be rendered until after post-trial briefing has concluded in May 2003. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed the Arizona litigation. Of the four patents that are not stayed, three are related to each other, and these three are also related to the two patents that Syndia has asserted have been infringed by Cypress (see above). A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson’s alleged inequitable conduct in obtaining the four non-stayed patents was held on February 4, 2003. Following that trial, the parties are required to submit no later than April 3, 2003, briefs to the judge, who will review the briefs and then make a ruling. A ruling is not expected until summer 2003. Cypress has reviewed and investigated the allegations in both the original and amended complaints. Cypress believes that it has meritorious defenses to these allegations, including but not limited to the inequitable conduct defenses being tried in February 2003, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 29, 2002.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the trading symbol “CY”. The following table sets forth, for the periods indicated, the low, high and closing price for the common stock. We have not paid cash dividends and have no present plans to do so. As of March 10, 2003, there were approximately 66,000 holders of record of our Common Stock.

	PRICE RANGE OF COMMON STOCK ($)

	LOW	HIGH	CLOSE

Fiscal Year ended December 29, 2002:
First Quarter	18.04	25.48	23.00
Second Quarter	13.40	24.25	15.18
Third Quarter	6.77	15.54	6.88
Fourth Quarter	3.60	9.50	5.70
Fiscal Year ended December 30, 2001:
First Quarter	16.50	29.25	17.73
Second Quarter	13.72	25.36	23.85
Third Quarter	14.04	28.95	14.86
Fourth Quarter	14.00	26.20	20.62

See Note 16 in the consolidated financial statements included in this report for equity compensation plan information.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended

	2002	2001	2000	1999	1998

	(In thousands, except per share)
Operating results:
Revenues	$774,746	$819,192	$1,287,787	$745,042	$588,915
Restructuring, acquisition and other costs	123,127	293,366	55,729	34,091	60,737
Operating income (loss)	(231,344)	(459,618)	328,839	51,607	(115,559)
Income (loss) before income taxes	(246,260)	(437,196)	370,170	95,169	(112,702)
Net income (loss)	$(249,098)	$(407,412)	$277,308	$88,130	$(101,594)
Net income (loss) per share:
Basic	$(2.02)	$(3.28)	$2.29	$0.81	$(0.97)
Diluted	$(2.02)	$(3.28)	$2.03	$0.76	$(0.97)

Weighted average common and common equivalent shares outstanding:
Basic	123,112	124,135	121,126	108,156	105,238
Diluted	123,112	124,135	144,228	115,527	105,238
Balance sheet data:
Cash, cash equivalents and short-term investments	$127,937	$205,422	$884,601	$280,947	$174,513
Working capital	314,187	372,333	983,359	360,639	250,889
Total assets	1,572,648	1,886,436	2,361,754	1,146,958	850,645
Long term debt and capital lease obligations (excluding current portion)	469,875	525,673	631,055	170,884	170,540
Stockholders’ equity	$673,623	$868,428	$1,327,668	$718,620	$517,825

(1)       We operate on a 52- or 53-week fiscal year. Fiscal years 2002, 2001, 2000 and 1998 were 52-week fiscal years ending on the Sunday closest to December 31. 1999 was a 53-week fiscal year ending on the Sunday closest to December 31.

(2)       The preceding table presents financial information including the eleven acquisitions completed in fiscal 2002, 2001 and 2000. See Notes 4 and 5 of the consolidated financial statements included in this report for discussions of the acquisitions, which may affect the comparability of the data.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, and statements as to the use of autolines for factory output, cost savings and productivity improvements and other benefits from information systems, the proportion of parts assembled in our Philippines factory, pressure on and trends for average selling prices, investments by competitors in manufacturing capacity and productivity yields, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the financing of SunPower Corporation, the impact of SunPower Corporation on future financial results, our expected effective control of SunPower Corporation, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Report.

Results of Operations

Revenues

Revenues for fiscal 2002 were $774.7 million, a decrease of $44.4 million or 5.4% compared to revenues for fiscal 2001 and a decrease of $513.0 million or 39.8% compared to revenues for fiscal 2000. We derive our revenues from the sale of Memory products and Non-memory products, which are targeted primarily to the data communications, computation and consumer markets. Revenues in both markets were adversely affected in fiscal 2002 and fiscal 2001 by the economic slowdown in both the semiconductor market and the global economy in general.

Business Segment Net Revenues

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

Memory	$303,388	$350,908	$638,111
Non-memory	471,358	468,284	649,676

Total consolidated revenues	$774,746	$819,192	$1,287,787

Revenues from the sale of Memory products for fiscal 2002 decreased $47.5 million or 13.5% versus revenues from the sale of these products for fiscal 2001. Memory product revenues decreased as compared to fiscal 2001 despite a 25.3% increase in unit demand for semiconductor products, particularly in the wireless markets. In fiscal 2002, average selling prices (“ASPs”) decreased although the average density (Mbits/unit) of SRAMs products sold continued to increase. Cypress uses average ASP/Mbit as an indication of the magnitude of price change for Memory products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined by 55% from fiscal 2001 to fiscal 2002 and 26% from fiscal 2000 to fiscal 2001.

Revenues from the sale of Memory products for fiscal 2001 decreased $287.2 million or 45.0% versus revenues from the sale of these products for fiscal 2000. The decrease in Memory product revenues, as compared to fiscal 2000, resulted from a 52.1% decrease in unit demand for semiconductor products particularly in the wireless and networking markets. In fiscal 2001, ASPs increased as a result of a continuing increase in the average density (Mbits/unit) of SRAMs products sold. This increase was driven by new product revenues, particularly the 4 and 8 Meg MoBL family of parts and the 9 Meg and 18 Meg synchronous family of SRAMs.

Revenues in fiscal 2002 from the sale of Non-memory products increased $3.1 million or 0.7% when compared to revenues from the sale of these products for fiscal 2001. The increase in Non-memory product revenues, as compared to fiscal 2001, resulted primarily from a 32.0% increase in unit sales. The increase in unit sales resulted from increases in unit demand primarily from our USB family of products, Neuron, and Programmable Clocks.

Revenues in fiscal 2001 from the sale of Non-memory products decreased $181.4 million or 27.9% when compared to revenues from the sale of these products for fiscal 2000. The decrease in Non-memory product revenues, as compared to fiscal 2000, resulted primarily from a 26.7% decrease in unit sales. The decrease in unit sales resulted from decreases in unit demand in all aspects of the networking end markets, and reduced end customer demand in the personal computer market in the first half of fiscal 2001. Demand for PC-related clock chips and USB related products recovered in the second half of fiscal 2001.

As is typical in the semiconductor industry, ASPs of products generally decline over the lifetime of the products. To increase revenues, Cypress seeks to expand its market share in the markets it currently serves and to introduce and sell new products with higher ASPs. Cypress will seek to remain competitive with respect to its pricing to prevent a further decline in sales.

Cost of Revenues /Gross Margin

Cost of revenues were $443.4 million, $552.3 million and $564.8 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

During fiscal 2002, although our ASPs declined significantly, we were generally able to offset this effect on our gross margin by implementing cost cutting measures including reducing manufacturing capacity and related headcount. In addition, we continued to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, improve defect densities, improve yields and ultimately lower manufacturing costs. Wafer fabrication utilization degraded slightly from 2001 as die per wafer increased due to the ramp of our RAM 7 and RAM 8 manufacturing processes. Our gross margin also benefited from the sale of inventory reserved during the third quarter of fiscal 2001 (see below). The incremental gross margin benefit of $20.3 million is equivalent to the original cost basis of the inventory sold. The effect was to increase gross margin by 2.6%. Our future results could be favorably affected if we continue to sell fully reserved inventory. The amount of that reserved inventory on hand at December 29, 2002 was $44.3 million.

During the third quarter of fiscal 2001, Cypress received feedback from our customers that indicated that the downturn in sales would last longer than previously anticipated. Accordingly, we increased inventory reserves during the quarter for inventory that we did not expect to sell. Cost of revenues in the third quarter of fiscal 2001 included an unusual charge of $93.1 million for inventory reserves; during fiscal 2001, including the $93.1 million charge, total net charges for inventory reserves were $125.4 million. Additional charges to cost of revenues to increase inventory reserves may be necessary in the future if demand declines.

The decrease in gross margin in fiscal 2001 from fiscal 2000 was caused by increased inventory reserves, under-utilization in our factories and continued declines in the ASPs of memory, USB and clock devices.

Cypress is continuing its strong emphasis on new product development and improvements in manufacturing technologies and yields, which Cypress expects will reduce manufacturing costs and help offset some of the impact of near term margin declines.

Property, plant and equipment with a net book value of $3.1 million was also written off to cost of revenues as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

Research and Development

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

Revenues	$774,746	$819,192	$1,287,787
Research and development	287,909	267,522	184,471
R&D as percent of revenues	37.2%	32.7%	14.3%

Research and development (“R&D”) expenditures in fiscal 2002 increased from fiscal 2001 and fiscal 2000 as Cypress continued its efforts to develop new products and to migrate to more advanced process technologies. R&D charges for fiscal 2002 increased from fiscal 2001 due to increased spending for our Silicon Magnetics Systems (“SMS”) subsidiary and acquisition related compensations costs. Cypress believes that its future success will depend on its ability to develop and introduce new products that will compete effectively on the basis of price, performance, and ability to address customer needs. Our process technology research focuses primarily on the continuous migration to smaller geometries. During fiscal 2002 we were ramping our latest 0.13-micron technology in manufacturing. We are simultaneously transferring our 90 nanometer technology from our eight-inch R&D facility in San Jose, California (“Fab 1”) to our eight-inch manufacturing Fab 4 in Minnesota.

During fiscal 2002, we recorded $38.3 million in non-cash deferred stock compensation and contingent cash compensation related to Sahasra and the full year effect of our acquisitions made in fiscal 2001. During fiscal 2001, we recorded $25.4 million in non-cash deferred stock compensation and contingent cash compensation related to acquisitions. Acquisition related compensation charged in fiscal 2001 is primarily attributed to the SLM, IMI, HiBand and Lara acquisitions.

We recorded charges of $5.5 million in the third quarter of fiscal 2001 upon reaching an agreement to settle a patent infringement suit for $8.0 million, of which $5.5 million pertained to prior periods. The remainder relates to future product shipments and has been recorded as a prepaid asset that will be expensed over three years.

Property, plant and equipment with a net book value of $1.5 million was written off to R&D as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

Selling, General and Administrative

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

Revenues	$774,746	$819,192	$1,287,787
Selling, general and administrative	151,689	165,655	153,909

SG&A as percent of revenues	19.6%	20.2%	12.0%

Selling, general and administrative (“SG&A”) expenses in fiscal 2002 decreased from fiscal 2001 due primarily to the effects of the reduction in force from the Q3 2001 restructuring plan (see discussion below) and continuing cost cutting measures. During fiscal 2002, we also realized the cost benefits of transferring certain administrative functions to our Philippines’ operation. Commission and bonus expenses were lower due to the decline in our sales. In addition, SG&A decreased as a result of acquisition related deferred compensation and contingent cash compensation costs declining significantly. The decline in such costs was a result of reduced amortization of compensation charges and non-achievement of milestones. These improvements were partially offset as we increased our loss reserve by $14.8 million for loans outstanding to employees and former employees under the stockholder-approved 2001 Employee Stock Purchase Assistance Plan. (See “Stock Purchase Assistance Plan,” Note 13 in the consolidated financial statements for additional information.)

Selling, general and administrative expenses in fiscal 2001 increased from fiscal 2000 due primarily to increased sales and marketing headcount from our acquisitions during the year, acquisition related compensation charges and several major customer support initiatives, including expanded e-business capabilities and improvements to the web infrastructure and site. Expenses for legal and professional services related to patent infringement litigation, patent filing and tax services also contributed to an increase in administrative costs in the periods under comparison. Lower sales commission expenses and employee bonus expenses partially offset these increases. In fiscal 2001, property, plant and equipment with a net book value of $1.0 million was written off to SG&A as a result of a periodic physical count completed during the third quarter of fiscal 2001.

Included in SG&A are non-cash deferred compensation and contingent cash compensation charges related to our acquisitions. In fiscal 2002, we recorded $3.9 million of these costs related to our 2002 acquisition of Sahasra Networks, Inc. (“Sahasra”) as well as continuing costs related to our previous acquisitions including Silicon Packets, ISD and Lara. During fiscal 2001, we recorded $11.1 million in non-cash deferred compensation and contingent cash compensation related to acquisitions. Acquisition-related compensation charged in fiscal 2001 is primarily attributed to the SLM, IMI, and ScanLogic acquisitions, and charges to fiscal 2000 are related to RadioCom Corporation and SLM.

Acquisition and Other Costs

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 000

Amortization of intangibles	$41,945	$39,730	$14,963
Impairment of intangibles	20,303	36,848	—
Amortizaton of goodwill	—	32,895	6,862
Impairment of goodwill	14,409	29,062	—
In-process research and development charge	2,166	22,718	32,425
Other charges	6,053	—	1,964

Total acquisition and other costs	$84,876	$161,253	$56,214

During fiscal 2002, we acquired Sahasra and made an equity investment in SunPower Corporation (“SunPower”). In-process research and development charges and amortization of intangibles in fiscal 2002 relate to current and prior acquisitions.

The amortization of intangibles increased in fiscal 2002 versus fiscal 2001 due to the acquisition of Sahasra and the full year effect of the amortization of intangibles from the IMI, Lara, Silicon Packets, ISD and ScanLogic acquisitions, all companies acquired in 2001. Amortization of intangibles increased by $24.8 million in fiscal 2001 versus fiscal 2000 due to the acquisitions made in fiscal 2001 and the effects of the acquisition of SLM and RadioCom in fiscal 2000. Impairment of intangibles relates to SLM of $20.3 million and $36.8 million in both fiscal 2002 and fiscal 2001, respectively. The SLM impairment charge for fiscal 2002 was precipitated by further changes in SLM’s business plan that was completed in the fourth quarter of fiscal 2002. The SLM impairment charge for fiscal 2001 was precipitated by a severe economic downturn in the optical market in which SLM participates. As a result, Cypress reviewed SLM’s long-lived assets, in accordance with SFAS 121, for impairment and recognized in fiscal 2001an impairment loss of $36.8 million for existing technology impairment, representing the amount by which the carrying value of the acquired existing technology exceeded the estimated future cash flows of SLM.

In fiscal 2001, amortization of goodwill relates largely to our acquisitions of Lara, ISD, ScanLogic, HiBand, IMI, SLM and Silicon Packets. In accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we ceased amortizing goodwill at the end of fiscal 2001 and have not amortized goodwill for acquisitions subsequent to June 30, 2001. In fiscal 2000, amortization of goodwill largely relates to our acquisition of SLM.

In fiscal 2002, Cypress also recorded a goodwill impairment charge of $14.4 million related to SLM in accordance with its annual impairment review under SFAS 142. In fiscal 2001, Cypress recorded a goodwill impairment charge of $29.1 million in accordance with SFAS No. 121, “Accounting for the impairment of long lived assets and for long lived assets to be disposed of” (“SFAS 121”) as a result of the severe downturn in the optical market discussed above. The goodwill impairment charge recorded represented the excess of the pro rata share of goodwill over the future estimated cash flows of SLM.

The in-process research and development charges for fiscal 2002 relate to our equity method investment in SunPower. In-process research and development charges during fiscal 2001 relate to the acquisitions of IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets, which were completed during fiscal 2001. The fiscal 2000 in-process research and development costs relate to our acquisitions of Silicon Light Machines and RadioCom. For the fiscal 2001 and fiscal 2000 acquisitions, the valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at rates ranging from 25% to 45%. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 77% for SunPower, 6% for Sahasra, 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara, 10% to 70% for ISD and 9% to 87% for Silicon Packets. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility.

Other charges recorded during fiscal 2002 were $6.1 million for obsolete design software that is no longer being used. Cypress incurred a one-time charge of $2.0 million in the second quarter of fiscal 2000 due to the acceleration of contractual obligations related to the Arcus acquisition.

Restructuring

We currently have two active restructuring plans – one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) and the other initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) after it became clear that actions taken in the previous year would not be sufficient to return the company to profitability. We recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in our specific business conditions we took additional actions and made appropriate adjustments to the Fiscal 2001 Restructuring Plan for property plant and equipment, leased facilities and personnel costs.

Fiscal 2002 Restructuring Plan:

On October 17, 2002, Cypress announced a restructuring plan that included the resizing of Cypress manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administration. In the fourth quarter of fiscal 2002, Cypress recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date there have been no significant sales of the equipment removed from service. At the end of Q4 2002, approximately 41 of the employees had left Cypress. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines, and sales offices that were closed in Europe and the United States. During the first week of fiscal 2003, an additional 311 persons left Cypress as part of the restructuring plan.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the fourth quarter of fiscal 2002:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Q4 02 Provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash charges	(50)	(524)	(5,276)	(5,850)

Balance at December 29, 2002	$35,870	$687	$2,872	$39,429

Fiscal 2001 Restructuring Plan:

On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which Cypress operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of fiscal 2001, Cypress recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, Cypress removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment, but has had limited success to date in selling this equipment. Through December 29, 2002, Cypress has sold equipment with a net book value of $32.4 million. The proceeds from the sales of the assets approximated their carrying values. In the second and third quarters of fiscal 2002, Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the Q3 2001 restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS 121. The net effect of the asset adjustment was a credit to the restructuring line on the Statement of Operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In the first quarter of fiscal 2002, Cypress also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. Cypress continues to actively market the remaining assets held for sale.

In Q1 2002, we recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Q3 2001 restructuring plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

In the third quarter of fiscal 2002, as a result of the continued business slowdown, Cypress further restructured its operations and recorded net restructuring costs of $2.4 million, which comprised a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service discussed above. The charge of $9.4 million consisted of $3.3 million for work force reductions, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.7 million for the exiting of facility leases.

In Q402, we recorded a credit of $0.7 million related to the revised estimate of personnel costs. In connection with the 2001 Restructuring Plan we have accrued costs related to an estimated 890 employees to be terminated. At the end of fiscal 2002, approximately 884 employees have left the company.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the third quarter of fiscal 2001:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Initial provision in September 30, 2001	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at September 30, 2001	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—	—	(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at March 31, 2002	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Other adjustments	(13,217)	—	—	(13,217)

Balance at June 30, 2002	85,851	2,988	846	89,685
Provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Other adjustments	(9,545)	—	—	(9,545)

Balance at September 29, 2002	66,884	5,247	2,134	74,265
Provision	—		(701)	(701)
Non-cash charges	(12,786)	—		(12,786)
Cash charges	(419)	(582)	(799)	(1,800)

Balance at December 29, 2002	$53,679	$4,665	$634	$58 ,978

Interest Income, Interest Expense and Other Income and (Expense), Net

Interest income, interest expense and other income and (expense), net, was $(14.9) million for fiscal 2002 compared to $22.4 million for fiscal 2001 and $41.3 million for fiscal 2000. Interest income and other, net, includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-operating items.

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

Interest income	$21,212	$48,231	$59,152
Interest expense	(19,197)	(22,398)	(23,633)
Other income and (expense), net	(16,931)	(3,411)	5,812

Total interest income (expense) and other	$(14,916)	$22,422	$41,331

Interest income decreased $27.0 million and $10.9 million in fiscal 2002 and fiscal 2001, respectively. The decreases are primarily due to lower average cash and investment balances and lower yields for each fiscal year.

Interest expense was $19.2 million for fiscal 2002, compared to $22.4 million in fiscal 2001 and $23.6 million in fiscal 2000. Interest expense for each of the fiscal years is primarily associated with the 4.00% Convertible Subordinated Notes (“4.00% Notes”), issued in January 2000, due in fiscal 2005, and the 3.75% Convertible Subordinated Notes (“3.75% Notes”), issued in June 2000, due in 2005. The decrease in interest expense in fiscal 2002 compared to fiscal 2001 is attributable to the repurchase of $101.6 million in principal of the 3.75% Notes that occurred between November 2001 and June 2002. The decrease in interest expense in fiscal 2001 compared to fiscal 2000 is primarily associated with a reduction in interest expense due to the conversion on October 2, 2000 of substantially all of the then outstanding 6.00% Convertible Subordinated Notes (“6.00% Notes”), issued in September 1997, due in 2002.

Other income and (expense), net of $(16.9) million for fiscal 2002 primarily reflects write-downs of $18.2 million in its investments in development stage companies, $1.2 million related to our share of SunPower’s net loss, $0.2 million related to amortization of SunPower’s intangible assets and the amortization of deferred financing costs of $2.8 million. These were partially offset by gains of $5.9 million recognized on the repurchase of our 3.75% Notes. In fiscal 2001, other income and (expense), net of $(3.4) million primarily reflects a $8.9 million write-down of long-term investments and $3.3 million related to the amortization of deferred financing costs. These costs were somewhat offset by gains on the repurchase of convertible notes of $7.2 million. The gain on the repurchase of our convertible subordinated notes was previously classified as extraordinary, but has been reclassified to other income and (expense), net in accordance with SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”). Other income and (expense), net, for fiscal 2000 primarily reflects a $5.0 million gain on the sale of the Fast CMOS Technology product line and a $4.5 million gain on the disposal of assets partially offset by the amortization of deferred financing costs of $5.3 million.

Taxes

A tax expense of $2.8 million was recognized during fiscal 2002 compared to tax benefit of $29.8 million and tax expense of $92.9 million during fiscal 2001 and fiscal 2000, respectively. The expense in fiscal 2002 was largely attributable to foreign income taxes in certain jurisdictions. The Company has not recognized a tax benefit in 2002 for its pre-tax loss, as management believes it is more likely than not that the benefit will not be realized. The fiscal 2001 tax benefit was attributable primarily to current year net operating losses; however, the tax benefit of these losses was limited to what we believed was realizable. The tax expense of $92.9 million in fiscal 2000 represented an effective tax rate on earnings of 25.1%. This amount was lower than the U.S. statutory rates due to the utilization of research and development tax credits and lower tax rates in certain foreign jurisdictions. Our effective tax rate varies from the U.S. statutory rate primarily due to our assessment of the utilization of loss carryovers and earnings of foreign subsidiaries taxed at different rates. The valuation allowance against the net deferred tax asset increased from $60.3 million to $108.4 million from fiscal 2001 to fiscal 2002, as management believes that it is more likely than not that the net deferred tax asset will not be realized.

Liquidity and Capital Resources

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

Cash, cash equivalents and short-term investments	$127,937	$205,422	$884,601
Restricted Cash	62,380	74,968	60,698
Long-term marketable securities	32,148	134,495	211,444
Working capital	314,187	372,333	983,359
Long-term debt and capital lease obligations (excluding current portion)	469,875	525,673	631,055
Net cash flow generated from operating activities	22,492	103,738	524,797

During the year ending December 29, 2002, our operating activities generated cash flows of approximately $22.5 million. During the same period our cash and cash equivalents declined by $22.8 million. This decrease is due to the $18.9 million and $26.4 million used for investing activities and financing activities, respectively.

Key Components of Cash Flow

Prior to changes in operating assets and liabilities, we generated $55.8 million in cash during fiscal 2002. Working capital consumed $33.4 million due to inventory builds in the last half of fiscal 2002. With continued weak sales, manufacturing capacity has been reduced to avoid additional inventory builds. Accounts payable declined as we significantly slowed purchases of capital equipment in the latter part of fiscal 2002. These changes were partially offset by a decline in net accounts receivable commensurate with the change in revenues.

Net of purchases, the sale of investments generated $149.8 million in cash in fiscal 2002. This was offset by the acquisition of $158.5 million in property, plant and equipment and $24.8 million in investments in other companies.

In fiscal 2002, the issuance of shares for purchase under our Employee Qualified Stock Purchase Plan (“ESPP”) and exercised employee options generated $25.3 million while the purchase by us of our stock and our 3.75% convertible subordinated notes consumed $42.1 million in fiscal 2002.

During fiscal 2001, cash provided by operating activities of $103.7 million was primarily attributed to changes in operating assets and liabilities of $77.4 million and net loss adjusted for non-cash items.

Net cash flows used in investing activities of $315.1 million for fiscal 2001 related primarily to the use of $352.1 million in cash for acquisitions net of cash acquired, $176.8 million for the purchases of property, plant and equipment and $117.2 million for loans made by Cypress to employees under the Employee Stock Purchase Assistance Plan. Purchases of investments totaled $183.2 million during fiscal 2001, while investments, which were sold or matured, totaled $502.7 million.

Net cash flows used for financing activities were $213.7 million during fiscal 2001. Repurchases of common stock were $190.5 million, redemption of convertible debt was $45.4 million and purchases of private placement equity options, net were $13.9 million. These cash outflows were offset by cash inflows of $10.6 million related to the premiums received from the writing of stock put options and $30.8 million related to the issuance of common shares from the exercise of options or purchases through the ESPP.

For the year ended December 31, 2000, cash provided by operation activities of $524.8 million was primarily attributable to earnings of $277.3 million, tax benefits from stock options of $56.7 million, acquired in-process research and development of $32.4 million and depreciation and amortization of $150.7 million offset by changes in operating assets and liabilities of $5.7 million.

Net cash flows used in investing activities of $646.5 million for fiscal 2000 related primarily to purchases of investments, which totaled $492.9 million and purchases of property, plant and equipment of $338.7 million. Investments that were sold or matured totaled $181.0 million in fiscal 2000.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending December 28, 2003. Our expected significant investment and financing cash outlays for the fiscal year ending December 28, 2003 include capital expenditures for investment in our product development and infrastructure initiatives. The board of directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes (the “Subordinated Notes”) in the open market at anytime. However, the timing and actual number of shares or principal amount to be repurchased is limited to $15.0 million and is at the discretion of management and are contingent on numerous factors including cash flow. We have $468.9 million of aggregate principal amount in subordinated notes that are due in February 2005 and July 2005 in the amount of $283.0 million and $185.9 million, respectively. The Subordinated Notes are subject to compliance with certain covenants that do not contain financial ratios. As of December 29, 2002, Cypress was in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the Subordinated Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

As more fully discussed in Note 18 to our consolidated financial statements included in this report, Cypress has entered into several synthetic operating lease agreements for manufacturing and office facilities. Each of these leases requires Cypress to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If Cypress had exercised its right to purchase all the properties subject to these leases at December 29, 2002, it would have been required to make a payment and record assets totaling $61.6 million. Cypress is required to maintain restricted cash or investments to serve as collateral for these leases. As of December 29, 2002, the amount of restricted cash recorded was $62.4 million, which was classified as a non-current asset on the consolidated balance sheet.

At December 29, 2002, Cypress had purchase commitments aggregating $29.7 million, principally for manufacturing equipment, and facilities, bulk gas and nitrogen. These commitments relate to purchases to be made in fiscal 2003 of $27.7 million and the remainder committed through fiscal 2008.

In June 1997, Cypress borrowed 700 million yen at 2.1% from Sumitomo Bank Japan. The outstanding principal, including accrued interest, amounts to $4.2 million at December 29, 2002 and is due in June 2003.

In May 2002, we invested $8.7 million in preferred stock of privately held SunPower a manufacturer of ultra-high-efficiency silicon solar cells. Cypress, at December 29, 2002 owned, and currently owns approximately 57% of SunPower on an as converted basis. We own a warrant to purchase an additional $16 million in preferred stock in SunPower. If we do not exercise the warrant by April 1, 2003, or the warrant expires, we will be obligated, based on our current agreements, to fund SunPower up to $5.6 million through May 2004. In February 2003, we loaned SunPower $2.5 million. SunPower, which was accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights by the minority shareholders, will be a consolidated subsidiary of Cypress at the time, if any, when we have effective control. Any future funding of SunPower is based upon SunPower achieving its planned business milestones in 2003. If SunPower achieves its milestones in 2003, we anticipate we will burther fund SunPower resulting in us obtaining effective control in fiscal 2003.

Below is a summary of fixed payments related to certain contractual obligations, including synthetic lease arrangements. Payment timing may be subject to change.

	Payments Due by Period

(In thousands)	Total	Years 1 Year	2-3 Years	4-5+ Years

Convertible Subordinated Notes-including interest	$518,114	$18,291	$499,823	$—
Operating leases, including synthetic leases	48,958	18,367	16,742	13,849
Purchase commitments	3,514	1,609	762	1,143
Customer advances	55,936	3,950	51,986	—
Short Term Borrowing	4,212	4,212	—	—
SunPower commitments	8,100	6,100	2,000	—

Total	$638,834	$52,529	$571,313	$14,992

As of December 29, 2002, Cypress was in violation of one covenant related to two synthetic lease agreements with one lessor for buildings located on the main campus in San Jose, California. Cypress expects to receive a waiver for this violation during the first quarter of 2003. If Cypress does not receive the waiver, then Cypress will either purchase the building or pursue alternative financing arrangements.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $87.2 million in cash and cash equivalents that we currently have for short-term requirements, we have approximately $72.9 million in marketable debt securities that are available for future operating, financing and investing activities, for a total liquid cash and investment position of $160.1 million. Cypress has an additional $62.4 million of restricted cash (as more fully discussed in Note 18 to our consolidated financial statements included in this report) for a total cash, investment and restricted cash position of $222.5 million. As of December 29, 2002 Cypress has issued $287.5 million in convertible subordinated securities from a $400.0 million shelf registration statement filed in fiscal 2000.

We believe that liquidity provided by existing cash, cash equivalents, investments, our borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

We may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

As disclosed in Note 18, as of December 29, 2002 Cypress was in violation of one covenant related to two synthetic lease agreements with one lessor for buildings located on our main campus in San Jose, California. Cypress expects to receive a waiver for this violation during the first quarter of fiscal 2003. If Cypress does not receive the waiver, then Cypress will purchase the buildings for their lease balance or find another buyer. If Cypress elects the purchase option, then existing restricted cash will be used to purchase the buildings. At the end of fiscal 2002, the restricted cash recorded for these leases was adequate to cover the purchase price. During the first quarter of fiscal 2003, Cypress entered into negotiations with a third party to replace the current lessor on the leases referenced above. Cypress expects to complete this transaction in the second quarter of fiscal 2003.

Subsequent Events

In Q1 2003, we announced that further actions would be taken as part of our restructuring efforts. These actions include a workforce reduction in Q1 2003 that we anticipate will result in a charge of approximately $3.0 million. In addition, on December 30, 2002 we exercised an option to purchase the Lynwood, Washington building from the developer for $11.3 million in cash.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements included in this report and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, product returns, allowances for doubtful accounts receivable and employee loans, inventories, valuation of long-lived assets including intangibles, investment impairments, restructuring charges, goodwill impairments, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

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

We allow certain distributors, primarily based in the United States, rights of return and other credits for price protection. Given the uncertainties associated with the levels of returns and other credits issuable to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Our method of deferral is based on certain assumptions, including average gross margins. If actual results differ from our estimates, future operating results could be adversely affected.

Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale. We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions within the semiconductor industry. At December 29, 2002, December 30, 2001 and December 31, 2000 our reserves for sales returns were $1.8 million, $3.6 million, and $4.2 million, respectively.

Allowance for doubtful accounts and employee loans

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 29, 2002, the allowance for doubtful accounts was $1.7 million at December 30, 2001 it was $3.7 million and at December 31, 2000 it was $2.0 million.

Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $106.6 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. As of December 29, 2002, Cypress has a loss reserve against these accounts of $16.0 million. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At December 29, 2002, the difference between the carrying value of the loan and the underlying common stock collateral was $61.6 million. If the underlying assumptions supporting our reserve requirements change, including the value of our stock price, future operating results could be adversely affected.

Accounting for income taxes

Cypress’s global operations involve manufacturing, R&D and selling activities outside the United States. Profit from non-U.S. sales are tax deferred until repatriated back to the U.S. This lowers our effective tax rate. If management decides to remit these earnings to the U.S. in a future period, our provision for taxes may increase materially in that period. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of the deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As at December 29, 2002, we have recorded a full valuation allowance against our net deferred tax assets. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination was made. We have recorded valuation allowances against our net deferred tax assets of $108.4 million at December 29, 2002 and $60.3 million at December 30, 2001 and none at December 31, 2000. The valuation allowances relate primarily to deferred tax assets in the U.S., where the realization of tax benefit of such assets is not assured.

Valuation of Inventory

We write down our inventory for “lower of cost or market” reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device and/or when individual parts have been in inventory for greater than six months. Our inventories represent high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs. Conversely, if demand comes back for devices that have been fully reserved, our future margins may be higher.

Valuation of Long-Lived Assets

Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. In addition, we have recorded intangible assets related to our acquisitions.

We evaluate our long-lived assets and intangible assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our other long-lived assets, including property and equipment and other identifiable finite intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses.

We recorded an impairment charge on indefinite useful lived intangibles in the fourth quarter of fiscal 2002 of $20.3 million related to SLM.

If there is a significant decrease in our business in the future, we may be required to record impairment charges in the future.

Goodwill Impairments

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit, Refer to Note 3 in the consolidated financial statements included in this report.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our fiscal 2002 consolidated financial statements, we made estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we made certain judgments about allocating shared assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also considered our market capitalization on the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses.

In connection with the adoption of SFAS 142, effective the beginning of fiscal 2002, we completed the required transistional analysis in Q1 2002 with no impairment charge required. In addition, as required by SFAS 142, we performed our annual goodwill impairment test. We performed this test in Q4 2002. As a result of this impairment test, we recorded a goodwill impairment charge of $14.4 million related to SLM. However, changes in these estimates, including projected cash flows of our market capitalization, could cause one or more of the businesses to be valued differently, which could result in a future impairment of our remaining goodwill.

Restructuring costs

We currently have two active restructuring plans – one initiated in the third quarter of fiscal 2001 and the other initiated in the fourth quarter of fiscal 2002 after it became clear that actions taken in the previous year would not be sufficient to return the company to profitability. Both plans were designed to reduce costs and expenses in order to return the company to profitability.

The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed plan. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective the beginning of our fiscal 2003. We are currently evaluating the effect that SFAS 143 will have on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. We adopted SFAS 145 in 2002 and have, accordingly, reclassified an Extraordinary gain from fiscal 2001 to other income and expense, net related to the repurchase of convertible subordinated notes.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of SFAS 146 will have a significant impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We are currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on our consolidated financial statements.

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS 123” (“SFAS 148”). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Since we intend to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS 148 will not have an effect on our consolidated financial statements. However, we will provide the additional disclosures required by SFAS 148 in 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that FIN 46 will have on our consolidated financial statements.

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

The fair value of Cypress’s investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress’s debt obligations.

A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese yen and Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Based on Cypress’s overall currency rate exposure at December 29, 2002, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress’s financial position, results of operations and cash flows over the next fiscal year.

All of the potential changes noted above are based on sensitivity analyses performed on Cypress’s balances as of December 29, 2002.

Equity Options

At December 29, 2002, Cypress had outstanding a series of equity options on Cypress Common Stock with an initial cost of $26.0 million, which is classified in stockholders’ equity. The contracts require physical settlement and expire in June 2003. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $20 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress’s stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its common stock. During fiscal 2002, the contracts resulted in net cash inflows of $1.6 million.

Investments in Privately-Held Companies

Cypress has also invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of December 29, 2002, Cypress had invested $25.1 million, in development stage companies, all of which could be lost if the companies are not successful.

As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges related to our investments in privately-held companies of $ 18.1 million in fiscal 2002, $1.5 million in fiscal 2001 and none in fiscal 2000.

Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2003, we may incur additional impairments to our equity investments in privately-held companies.

Stock Purchase Assistance Plan

Included in other current assets as of the year end of fiscal 2002, Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $106.6 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. As of the end of fiscal 2001, the outstanding principal and cumulative accrued interest totaled $118.4 million. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of December 29, 2002 Cypress has a loss reserve against these loans of $16.0 million. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At December 29, 2002, the difference between the carrying value of the loan and the underlying common stock collateral was $61.6 million.

If there were an additional 10% decline in the stock price, the difference between the carrying value of the loan and the underlying common stock collateral would be $64.6 million. If the stock continues at the same level, or does not increase, Cypress may have to further evaluate the reserve. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)

	December 29, 2002	December 30, 2001

ASSETS
Current assets:
Cash and cash equivalents	$87,200	$109,999
Short-term investments	40,737	95,423

Total cash, cash equivalents and short-term investments	127,937	205,422
Accounts receivable, net	83,054	97,817
Inventories, net	92,721	73,268
Other current assets	210,235	250,328

Total current assets	513,947	626,835

Property, plant and equipment, net	496,566	499,795
Intangible assets	89,615	162,196
Goodwill	321,669	324,764
Other assets	150,851	272,846

Total assets	$1,572,648	$1,886,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,431	$73,916
Accrued compensation and employee benefits	39,151	62,669
Other current liabilities	84,112	104,691
Deferred income on sales to distributors	15,774	11,926
Income taxes payable	1,292	1,300

Total current liabilities	199,760	254,502

Convertible subordinated notes	468,900	517,700
Deferred income taxes and other tax liabilities	177,404	203,272
Other long-term liabilities	52,961	42,534

Total liabilities	899,025	1,018,008

Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 139,164 and 139,052 issued; 123,743 and 121,495 outstanding at December 29, 2002 and December 30, 2001	1,391	1,391
Additional paid-in-capital	1,172,654	1,162,642
Deferred stock compensation	(25,283)	(53,141)
Accumulated other comprehensive income	2,376	2,722
Retained earnings/(accumulated deficit)	(155,916)	103,860

	995,222	1,217,474
Less: shares of common stock held in treasury, at cost; 15,421 shares and 17,557 shares at December 29, 2002 and December 30, 2001	(321,599)	(349,046)

Total stockholders’ equity	673,623	868,428

Total liabilities and stockholders’ equity	$1,572,648	$1,886,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

	Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Revenues	$774,746	$819,192	$1,287,787
Cost of revenues	443,365	552,267	564,839

Gross margin	331,381	266,925	722,948

Research and development	287,909	267,522	184,471
Selling, general and administrative	151,689	165,655	153,909
Acquisition and other	84,876	161,253	56,214
Restructuring	38,251	132,113	(485)

Total operating costs and expenses	562,725	726,543	394,109

Operating income (loss)	(231,344)	(459,618)	328,839

Interest income	21,212	48,231	59,152
Interest expense	(19,197)	(22,398)	(23,633)
Other income and (expense), net	(16,931)	(3,411)	5,812

Income (loss) before income taxes	(246,260)	(437,196)	370,170
(Provision) benefit for income taxes	(2,838)	29,784	(92,862)

Net income (loss)	$(249,098)	$(407,412)	$277,308

Net income (loss) per share:
Basic	$(2.02)	$(3.28)	$2.29

Diluted	$(2.02)	$(3.28)	$2.03

Weighted average common and common equivalent shares outstanding:
Basic	123,112	124,135	121,126
Diluted	123,112	124,135	144,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock

	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock	Accum. Other Comp. Income	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity

Balances at January 2, 2000	114,111	$1,191	$524,951	$(1,932)	$(41,931)	$—	$236,341	$718,620

Issuance of common stock in relation to acquisitions	3,513	35	186,390	(15,053)	—	—	—	171,372
Repurchase of common stock under stock repurchase program	(6,256)	—	—	—	(143,270)	—	—	(143,270)
Issuance of common stock under employee stock plans and other	7,519	75	67,891	—	—	—	—	67,966
Issuance of common stock due to conversion of notes	6,772	68	159,918	—	—	—	—	159,986
Amortization of deferred compensation	—	—	—	6,625	—	—	—	6,625
Notes receivable from stockholders	—	—	6,040	—	—	—	—	6,040
Premiums received from issuance of put options	—	—	6,288	—	—	—	—	6,288
Tax benefit resulting from stock option transactions	—	—	56,733	—	—	—	—	56,733
Net income and comprehensive income for the year	—	—	—	—	—	—	277,308	277,308

Balances at December 31, 2000	125,659	1,369	1,008,211	(10,360)	(185,201)	—	513,649	1,327,668

Comprehensive income (loss):
Net loss for the year	—	—	—	—	—	—	(407,412)	(407,412)
Change in net unrealized gain on available for sale investments, net of tax	—	—	—	—	—	2,722	—	2,722

Total comprehensive loss	—	—	—	—	—	—	—	(404,690)

Issuance of common stock in relation to acquisitions	2,157	22	107,566	(42,140)	—	—	—	65,448
Repurchase of common stock under stock repurchase program	(9,534)	—	—	—	(190,459)	—	—	(190,459)
Re-issuance of treasury shares and issuance of common stock under employee stock plans and other	3,213	—	6,604	—	26,614	—	(2,377)	30,841
Provision for and amortization of deferred stock compensation	—	—	42, 676	(641)	—	—	—	42,035
Notes receivable from stockholders	—	—	871	—	—	—	—	871
Premiums received from issuance of put options	—	—	10,648	—	—	—	—	10,648
Structured purchase of options, net	—	—	(13,934)	—	—	—	—	(13,934)

Balances at December 30, 2001	121,495	1,391	1,162,642	(53,141)	(349,046)	2,722	103,860	868,428

Comprehensive income (loss):
Net loss for the year	—	—	—	—	—	—	(249,098)	(249,098)
Change in net unrealized gain on available for sale investments, net of tax	—	—	—	—	—	(1,689)	—	(1,689)
Change in net unrealized gain on derivatives, net of tax	—	—	—	—	—	1,343	—	1,343

Total comprehensive loss	—	—	—	—	—			(249,444)

Issuance of common stock in relation to acquisition	112	—	2,317	(6,606)	—	—	—	(4,289)
Repurchase of common stock under stock put program	(250)	—	—	—	(4,925)	—	—	(4,925)
Re-issuance of treasury shares and issuance of common stock under employee stock plans and other	2,386	—	3,593	—	32,372	—	(10,678)	25,287
Provision for and amortization of deferred stock compensation	—	—	1,891	34,464	—	—	—	36,355
Notes receivable from stockholders	—	—	439	—	—	—	—	439
Premiums received from issuance of put options	—	—	198	—	—	—	—	198
Structured purchase of options, net	—	—	1,574	—	—	—	—	1,574

Balances at December 29, 2002	123,743	$1,391	$1,172,654	$(25,283)	$(321,599)	$2,376	$(155,916)	$673,623

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Cash flow from operating activities:
Net income (loss)	$(249,098)	$(407,412)	$277,308
Adjustments to reconcile net income (loss) to net cash Generated by operating activities:
Depreciation and amortization	210,753	249,003	150,704
Acquired in-process research and development	2,666	23,200	32,425
Net gain on early retirement of debt	(5,946)	(7,241)	—
Equity in losses of SunPower	1,159	—	—
Asset impairments and other	58,075	80,436	(3,036)
Reserve for Stock Purchase Assistance Plan	14,798	1,167	—
Unrealized gains on foreign currency derivatives	(368)	—	—
Restructuring costs (credits)	20,335	115,333	(485)
Tax benefit resulting from stock option transactions	—	—	56,733
Deferred income taxes	3,408	(28,189)	5,434
Changes in operating assets and liabilities, net of affects of acquisitions:
Accounts receivable, net	14,763	102,262	(89,166)
Inventories, net	(19,453)	40,718	(7,162)
Other assets	7,107	226	(10,667)
Accounts payable, accrued and other liabilities	(37,224)	(43,454)	71,876
Deferred income	1,525	(22,158)	13,023
Income taxes payable	(8)	(153)	27,810

Net cash flow generated from operating activities	22,492	103,738	524,797

Cash flow from investing activities:
Purchase of investments	(48,014)	(183,168)	(492,855)
Sale or maturities of investments	197,777	502,658	181,018
Acquisition of property, plant and equipment	(158,532)	(176,793)	(338,740)
Cash paid for acquisitions	(582)	(352,096)	—
Other investments	(24,832)	(7,423)	(3,700)
Proceeds from sale of investments	—	—	7,500
Issuance of notes to employees, net	11,786	(118,387)	—
Proceeds from sale of equipment	3,520	4,132	325

Net cash flow used for investing activities	(18,877)	(331,077)	(646,452)

Cash flow from financing activities:
Issuance of convertible subordinated notes, net of issuance costs	—	—	554,812
Retirement of convertible debt, including interest	(42,124)	(45,406)	—
Repurchase of common stock	(4,925)	(190,459)	(143,270)

Re-issuance of treasury shares and issuance of common stock	25,287	30,841	63,538
(Issuance) repayment of notes to stockholders, net	(439)	871	6,040
Premiums received from put options	198	10,648	6,288
Structured purchase of options, net	1,574	(13,934)	—
Other liabilities, including minority interest	(5,985)	(6,248)	17,566

Net cash flow generated from (used for) financing activities	(26,414)	(213,687)	504,974

Net change in cash during the period due to mergers and acquisitions	—	—	8,618
Net increase (decrease) in cash and cash equivalents	(22,799)	(441,026)	391,937
Cash and cash equivalents, beginning of year	109,999	551,025	159,088

Cash and cash equivalents, end of year	$87,200	$109,999	$551,025

Supplemental disclosures:
Cash paid (received) during the year for:
Interest	$21,877	$23,559	$15,734
Income taxes	$(7,993)	$(9,778)	$15,252
Non-cash flow items:
Common stock and options issued for acquisitions	$2,300	$107,588	$186,425

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business — Cypress Semiconductor Corporation (“Cypress”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a range of markets, including data communications, telecommunications, computation, consumer products, and industrial control. With a focus on emerging communications applications, Cypress’s product portfolios include: networking-optimized and micro-power static RAMs; high-bandwidth multi-port and FIFO memories; datacom products; high-density programmable logic devices; timing technology for PCs and other digital systems; and controllers for Universal Serial Bus (“USB”).

Cypress’s operations outside of the U.S. include its assembly and test plant in the Philippines and several sales offices and design centers located in various parts of the world. Revenues to international customers were 57%, 50%, and 49% of total revenues in 2002, 2001, and 2000, respectively.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Cypress and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year — The Cypress fiscal year ends on the Sunday closest to December 31. Fiscal years 2002, 2001, and 2000 ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively, and each included 52 weeks.

Management Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include reserves for inventory, reserves for deferred income, reserves for price adjustment on sales to distributors, the sales return reserve, restructuring charges, allowances for doubtful accounts receivable, estimates for future cash flows associated with assets, asset impairments, reserves for loans under the 2001 Employee Stock Purchase Assistance Program, net realizable value for inventories, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

Reclassifications — Certain prior year amounts have been reclassified to conform to current year presentation.

Fair Value of Financial Instruments — For certain of Cypress’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted prices. Foreign currency derivative financial instruments are carried at fair value based on changes in forward rate from quoted market sources (see Note 11, Foreign Currency Derivatives).

At December 29, 2002 and December 31, 2001, the estimated fair values of the convertible subordinated notes were approximately $396.0 million and $443.0 million, respectively. These values were based on quoted market prices. Cypress records this obligation at par value. As of December 29, 2002 and December 30, 2001, the par values were $468.9 million and $517.7 million.

The estimated fair values have generally been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Cypress could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents — Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchases are considered cash equivalents.

Investments — Substantially all of Cypress’s investments in debt securities are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of accumulated other comprehensive income (loss). For the year ended December 29, 2002, gross unrealized losses were $2.8 million, and $1.7 million net of related taxes. For the year ended December 30, 2001, gross unrealized gains were $4.5 million and $2.7 million net of related taxes. Unrealized gains and (losses) net of related taxes were immaterial for 2000. Realized gains and losses are recognized in the consolidated statement of operations in the period realized using the specific identification method. For both the years ended December 29, 2002 and December 30, 2001, realized gains were $1.1 million and $1.1 million net of tax. Realized gains and (losses) net of related taxes were immaterial for 2000.

Cypress also has other minority equity investments in nonpublicly traded companies. These investments are included in other long-term assets on the balance sheet and are generally carried at cost. Cypress monitors these investments for impairment and makes appropriate reductions in carrying values when declines are deemed to be other than temporary.

Cypress has a 57% equity interest in SunPower Corporation (“SunPower”), but has accounted for this investment under the equity method of accounting because Cypress does not have voting control of SunPower. Cypress includes the investment in other long-term assets on the balance sheet and recognizes its share of SunPower losses in other income/expense. Such losses to date have not been material.

Inventories — Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. Cypress establishes “lower of cost or market” reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device or when individual parts have been in inventory for greater than six months.

Goodwill and Purchased Intangibles — Effective the beginning of fiscal 2002, Cypress adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets, other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives which range from 2 to 5 years and will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). See Note 3 for further discussion.

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

Useful Lives in Years

Equipment	3 to 7
Buildings and leasehold improvements	5 to 20
Furniture and fixtures	5 to 7

Pre-operating Costs — Pre-operating costs incurred in connection with developing major production capability at new manufacturing plants are expensed as incurred.

Long-Lived Assets — Cypress currently evaluates its long-lived assets in accordance with the provisions of SFAS 144 and SFAS 142. Cypress also performs goodwill impairment tests on an annual basis and between annual tests in certain circumstances. It also reviews its other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and a significant decline in Cypress’ stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. If there is a significant decrease in Cypress’s business in the future, Cypress may be required to record additional impairment charges in the future.

Revenue Recognition — In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101,”Revenue Recognition in Financial Statements” (“SAB 101”) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 in fiscal 2000 did not have a material effect on Cypress’s results.

Revenues from product sales are generally recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured, which is generally upon shipment or delivery. Reserves are provided for estimated returns.

A portion of Cypress’s sales are made to distributors under agreements that allow certain rights of return and price protection on products unsold. Accordingly, Cypress defers recognition of revenues, cost of sales and profit on such sales until these distributors resell these products. Inventory is relieved, accounts receivable are recorded and reserves for deferred income and price adjustments are provided at the time the products are shipped to these distributors.

Cypress also sells to certain international distributors whose contracts generally have provisions for price adjustments on certain products without a right of return. Cypress recognizes revenue upon shipment to these distributors and reserves for estimated price adjustments at that time.

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

Cypress sells its products to original equipment manufacturers and distributors throughout the world. Cypress performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. Cypress maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. No individual customer represented greater than 10% of accounts receivable at December 29, 2002. Sales to Motorola, Inc. accounted for 10.2% and 10.9% of total revenues in 2002 and 2000, respectively. No individual customer accounted for greater than 10% of total revenues in 2001. Write-offs of accounts receivable have been immaterial for the fiscal years 2002, 2001 and 2000.

Accounting for Stock-Based Compensation — Cypress has a number of stock-based employee compensation plans which are described more fully in Note 16. Cypress accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The following table illustrates the effect on net income and earnings per share if Cypress had applied the fair value recognition provisions SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	Year Ended

	2002	2001	2000

Net income (loss), as reported	(249,098)	(407,412)	277,308
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	98,496	80,079	75,066
Pro forma net income (loss)	(347,594)	(407,412)	202,242

Earnings (loss) per share:
Basic—as reported	(2.02)	(3.28)	2.29
Basic—pro forma	(2.82)	(3.93)	1.67

Diluted—as reported	(2.02)	(3.28)	2.03
Diluted—pro forma	(2.82)	(3.93)	1.40

The 2001 pro forma amount has been adjusted to reflect the correction of a previously calculated pro forma option pricing amount. This adjustment is limited to the footnote disclosure of non-cas SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma expense and does not result in any changes or impact to our historically reported statements of income or cash flows. The previously reported diluted pro forma net loss per share was $(4.17) for the year ended December 30, 2001.

Other Comprehensive Income — Comprehensive income is defined as the change in equity during a period from non-owner sources. Cypress’s comprehensive income is comprised of net income and unrealized gains and losses (net of taxes) on investments classified as available-for-sale, and the effective portion of gains and losses on cash flow hedges.

Shipping and Handling Costs — Cypress records costs related to shipping and handling in cost of sales.

Advertising Costs — Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $6.1 million, $6.2 million and $4.0 million for fiscal years 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective at the beginning of our fiscal 2003. Cypress is evaluating the effect of SFAS 143 on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) are met. Cypress adopted SFAS 145 in 2002 and has, accordingly, reclassified an extraordinary gain from fiscal 2001 to other income and expense, net related to the repurchase of a portion of its 3.75% convertible subordinated notes. (See further discussion in Note 10.)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Cypress does not expect the adoption of SFAS 146 will have a significant impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. Cypress will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Cypress is currently evaluating the potential impact that the adoption of FIN 45 will have on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS 123” (“SFAS 148”). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Since Cypress intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS 148 will not have an effect on Cypress’ consolidated financial statements. However, Cypress will provide the additional disclosures required by SFAS 148 in 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Cypress is evaluating the effect of FIN 46 on its consolidated financial statements.

Note 2: Balance Sheet Components

Available-For-Sale Securities

(In thousands)	December 29, 2002	December 30, 2001

Corporate debt securities	$43,004	$164,394
Federal, state and municipal obligations	18,411	77,405
Money markets funds	66,537	60,616
Other	19,511	17,832

Available-for-sale securities	$147,463	$320,247

Available-for-sale securities include cash equivalents, short-term investments and long-term investments shown below in Other Assets. Cash of $12.6 million and $19.7 million is excluded from available-for-sale securities as of December 29, 2002 and December 30, 2001 respectively. At December 29, 2002 the net unrealized gains and losses on securities were $1.4 million gross ($0.8 million net of taxes), compared to $4.5 million gross ($2.7 million net of tax) for 2001. The primary reason for the decline in unrealized gains and losses for 2002 compared to 2001 is due to lower investment balances in 2002, as compared to 2001. Realized gains and losses have not been material for any period presented. The securities at December 29, 2002 and December 30, 2001 are shown by contractual maturity date below.

(In thousands)	December 29, 2002	December 30, 2001

Due in one year or less	$115,315	$185,752
Due after one year	32,148	134,495

Available-for-sale securities	$147,463	$320,247

Accounts Receivable, Net

(In thousands)	December 29, 2002	December 30, 2001

Accounts receivable, gross	$86,567	$105,156
Allowance for doubtful accounts and customer returns	(3,513)	(7,339)

Accounts receivable, net	$83,054	$97,817

Inventories, Net

(In thousands)	December 29, 2002	December 30, 2001

Raw materials	$3,185	$6,708
Work-in-process	54,668	42,624
Finished goods	34,868	23,936

Inventories, net	$92,721	$73,268

Other Current Assets

(In thousands)	December 29, 2002	December 30, 2001

Employee stock purchase assistance plan, net	$90,636	$117,220
Deferred tax assets	85,041	104,798
Prepaid expenses	24,962	22,436
Other current assets	9,596	5,874

Other current assets	$210,235	$250,328

Property, Plant and Equipment, Net

(In thousands)	December 29, 2002	December 30, 2001

Land	$14,430	$14,426
Equipment	1,013,013	956,667
Buildings and leasehold improvements	191,285	165,089
Furniture and fixtures	12,466	11,015

Total property, plant and equipment	1,231,194	1,147,197
Accumulated depreciation and amortization	(734,628)	(647,402)

Property, plant and equipment, net	$496,566	$499,795

Other Assets

(In thousands)	December 29, 2002	December 30, 2001

Restricted investments	$62,380	$74,968
Long-term investments	32,148	134,495
Deferred tax asset	26,037	36,791
Other	30,286	26,592

Other assets	$150,851	$272,846

Other Current Liabilities

(In thousands)	December 29, 2002	December 30, 2001

Customer advances	$3,950	$30,497
Accrued interest payable	8,216	9,139
Sales representative commissions	4,291	3,057
Accrued royalties	4,098	3,975
Short-term debt	4,212	—
Accrued deferred compensation	22,240	19,664
Other	37,105	38,359

Other current liabilities	$84,112	$104,691

Note 3 – Goodwill and Intangible Assets

In connection with the adoption of SFAS 142, Cypress ceased amortizing goodwill with a net carrying value of $321.7 million as of the beginning of fiscal 2002, and performed the required transitional goodwill impairment assessment in the first quarter of 2002 and determined that there was no impairment of goodwill.

In addition, upon adoption of SFAS 142, workforce-in-place no longer meets the definition of an identifiable asset. As a result, the net balance of $11.5 million previously classified as purchased intangible assets was reclassified to goodwill.

A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization had SFAS 142 been in effect for 2001 and 2000, net of the related income tax effect, is as follows:

	Year Ended

(In thousands, except per share data)	December 29, 2002	December 30, 2001	December 31, 2000

Reported net income/(loss)	$(249,098)	$(407,412)	$277,308
Adjustments:
Amortization of goodwill	—	33,033	5,858
Amortization of acquired workforce previously classified as purchased intangibles	—	4,696	1,004

Net adjustments	—	37,729	6,862

Adjusted net income (loss)	$(249,098)	$(369,683)	$284,170

Net income (loss) per share:

Basic	$(2.02)	$(2.98)	$2.35
Diluted	$(2.02)	$(2.98)	$1.97

SFAS 142 requires Cypress to perform an annual impairment test. The impairment test is a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting units goodwill will be recorded as an impairment loss.

Cypress performed its annual SFAS 142 goodwill impairment assessment in the fourth quarter of 2002, which resulted in an impairment charge of $14.4 million related to Silicon Light Machines (SLM). SLM is a wholly-owned subsidiary and a “reporting unit” under SFAS 142 and part of Cypress’s non-memory business segment.

In addition, prior to recognizing this SFAS 142 goodwill impairment charge, Cypress reviewed all of SLM’s other long-lived assets for impairment in accordance with SFAS 144. As a result of this SFAS 144 review, Cypress also recorded an impairment charge for certain existing technology intangible assets, related to SLM, of $20.3 million, for the difference between the estimated fair values and carrying values of these assets. The goodwill and intangible asset impairment charges were precipitated by changes in SLM’s business plan, which was completed in the fourth quarter of 2002. (See also discussion of the charges recorded in 2001 for SLM in Note 9.) The fair value estimates in these impairment reviews were based on discounted cash flow analyses, as well as a comparable market value analysis as part of the SFAS 142 assessment. The goodwill and intangible impairments were charged to acquisition and other costs in the consolidated financial statements (see Note 9).

Based on the annual SFAS 142 assessment, no other reporting units were impaired. However, Cypress could be required to record impairment charges in future periods if business conditions deteriorate.

Cypress’ goodwill is in the Non-Memory business segment. Following is a rollforward for the goodwill balance in this segment in 2002:

(in thousands)	Balance at December 30, 2001	Acquired	Workforce reclassified	Impairment loss and other	Balance at December 29, 2002

Non-memory	$324,764	$—	$11,513	($14,608)	$321,669

Impairment loss and other includes the impairment loss of $14.4 million related to SLM as discussed above.

In addition, as a result of our investment in SunPower Corporation (“SunPower”) during fiscal 2002, a total of $2.2 million was allocated to goodwill as a result of the valuation of SunPower. At December 29, 2002, Cypress’s investment in SunPower includes this $2.2 million of goodwill (see Note 6).

The following table presents details of the Cypress’s total purchased finite lived intangible assets. Cypress does not have any recorded indefinite lived intangible assets):

December 29, 2002
(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$191,700	$(119,133)	$72,567
Non-compete agreements	18,650	(8,243)	10,407
Patents, licenses and trademarks	6,350	(2,233)	4,117
Under market leases	1,850	(1,850)	—
Other	4,600	(2,076)	2,524

	$223,150	$(133,535)	$89,615

December 30, 2001
(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$213,615	$(87,413)	$126,202
Non-compete agreements	17,100	(2,083)	15,017
Patents, licenses and trademarks	6,350	(758)	5,592
Under market leases	1,850	(1,622)	228
Other	4,600	(956)	3,644
Workforce	17,523	(6,010)	11,513

	$261,038	$(98,842)	$162,196

In addition, as a result of Cypress’s investment in SunPower during 2002, a total of $1.5 million was allocated to identifiable technology intangibles as a result of the valuation of SunPower. At December 29, 2002, Cypress’s investment in SunPower includes $1.3 of unamortized intangibles. Amortization expense associated with the technology intangible is expected to be $0.3 million for fiscal years 2003 through 2006 and $0.1 million in fiscal 2007. Refer to Note 6 for further discussion of Cypress’s investment in SunPower.

Amortization expense of finite lived intangible assets was $41.9 million, $34.2 million and $12.5 million for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

The estimated future amortization expense of purchased intangible assets as of December 29, 2002 is as follows (in thousands):

Fiscal Year	Amount

2003	$36,124
2004	31,385
2005	17,681
2006	1,991
2007	312
Thereafter	2,122

$89,615

The above amortization schedule excludes the effect of intangible amortization of technology related to Cypress’s equity investment in SunPower. The amortization related to SunPower’s intangibles was recorded in other income (expense), net (see Note 15). The estimated future amortization expense of SunPower’s intangible assets will be $0.3 million, $0.3 million, $0.3 million, $0.3 million and $0.1 million for the fiscal years 2003, 2004, 2005, 2006 and 2007 respectively.

Note 4: Acquisitions Using Purchase Accounting

2002 Acquisitions

Sahasra

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

2001 Acquisitions

Acquisition of Silicon Packets, Inc.

On December 27, 2001, Cypress acquired 100% of the outstanding common and preferred stock of Silicon Packets, Inc. (“Silicon Packets”), a company that specializes in designing 10 Gigabit-per-second framers for OC-192/STM-64 Synchronous Optical Network/Synchronous Digital Hierarchy (“SONET/SDH”) and 10G Ethernet transport solutions. Silicon Packets is part of the Non-memory business segment and the WAN/SAN market segment. The acquisition was made in order to assist Cypress in the development of 10 Gigabit-per-second solutions for Metropolitan Area Networks (“MAN”), which is part of the WAN/SAN market segment, and WAN infrastructure equipment such as switches and routers. The acquisition was accounted for using the purchase method of accounting per SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of December 30, 2001, the effective date of the purchase. Other than the charge for in-process research and development, Silicon Packet’s results of operations from the date of purchase to the end of the fiscal year were not significant because the acquisition was completed during the last week of the fiscal year and are therefore not included in Cypress’s consolidated results of operations for the year ended December 30, 2001. There were no significant differences between the accounting policies of Cypress and Silicon Packets.

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

(In thousands)

Current assets	$968
Property, plant and equipment, net	951
Deferred tax asset	2,110
Other assets	58
Goodwill	9,751
Current technology	4,300
Non-compete agreements	800

Total assets acquired	18,938
Current liabilities	(745)
Long term liabilities	(509)
Deferred tax liabilities	(2,040)

Total liabilities assumed	(3,294)
Deferred stock compensation	6,589

Net assets acquired	22,233
In-process research and development	5,100

Total consideration	$27,333

The amounts allocated to current technology and non-compete agreements have weighted average useful lives of 4 years and 3 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $9.8 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS 142, will not be amortized. In addition, Cypress granted in-the-money options to certain Silicon Packets employees in January 2002, which resulted in additional deferred compensation of $5.0 million in 2002.

Acquisition of In-System Design, Inc.

On September 14, 2001, Cypress acquired 100% of the outstanding capital stock of In-System Design, Inc. (“ISD”), a system-on-a-chip design company specializing in personal communications solutions. ISD is part of the Non-memory business segment and the Computation and Other market segment. The immediate benefit to Cypress related to ISD’s 300A product, a USB 2.0 to ATA/ATAPI bridge device that enables PCs and other information appliances to connect to external mass storage devices including hard disk drives, CD-ROMs, CD-RWs, DVD-Rams, and ZIP drives. The acquisition also brought a veteran development team, with an average of eight years of experience, and a wide range of engineering competencies, including system-on-a-chip (“SoC”) expertise, software design, board-level design, test and validation, that are expected to accelerate Cypress’s current and future development projects. The acquisition was accounted for using the purchase method of accounting per SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of September 14, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ISD.

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

(In thousands)

Current assets	$4,554
Property, plant and equipment, net	632
Deferred tax asset	5,378
Goodwill	19,922
Current technology	17,200
Non-compete agreements	12,350
Trademarks	2,400
Customer purchase orders	450

Total assets acquired	62,886
Current liabilities	(9,445)
Deferred tax liabilities	(12,960)

Total liabilities assumed	(22,405)
Deferred stock compensation	1,679

Net assets acquired	42,160
In-process research and development	800

Total consideration	$42,960

The amounts allocated to current technology, non-compete and customer purchase orders and trademarks have weighted average useful lives of 4 years, 3 years, 1 year and 4 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $19.9 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS 142, will not be amortized.

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

Acquisition of Lara Networks, Inc.

On July 3, 2001, Cypress acquired 100% of the outstanding common and preferred stock of Lara Networks, Inc. (“Lara”), a provider of high-performance, silicon-based packet processing solutions for WAN infrastructure equipment. Lara is part of the Non-memory business segment and the WAN/SAN market segment. The Lara acquisition enabled Cypress to leverage its core competencies in data communications and specialty memories. Lara was acquired to expand Cypress’s portfolio of solutions across the linecard and enabled Cypress to address the core functionality of packet processing. The acquisition was accounted for using the purchase method of accounting per SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of July 3, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and Lara.

Cypress acquired Lara for total consideration of $200.1 million, including $185.3 million in cash, options for 0.4 million shares of Cypress common stock valued at $8.1 million and direct acquisition costs of $6.7 million for underwriting, legal, valuation, accounting and regulatory fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Current assets	$11,234
Property, plant and equipment, net	4,789
Deferred tax asset	17,016
Other assets	1,222
Goodwill	158,322
Current technology	14,850
Trademarks	2,250
Non-compete agreements	1,550
Customer purchase orders	150

Total assets acquired	211,383
Current liabilities	(13,969)
Deferred tax liabilities	(7,520)

Total liabilities assumed	(21,489)
Deferred stock compensation	5,662

Net assets acquired	195,556
In-process research and development	4,550

Total consideration	$200,106

The amounts allocated to current technology, trademarks, non-compete and customer purchase orders have weighted average useful lives of 5 years, 5 years, 3 years and 0.5 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $158.3 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS 142, will not be amortized.

The agreement with Lara includes provisions for contingent cash payments of up to $80.0 million through December 2002 based on certain Lara products achieving specific revenue targets in future periods, which will be recorded as an increase in the purchase price if paid. As of December 29, 2002, no payment has been made because the targets were not met.

The agreement with Lara further provides for contingent cash payments of up to $3.9 million to certain Lara employees through December 2004 based on certain conditions including continued employment with Cypress. As such, this contingency will be accounted for as compensation for services and expensed in the appropriate periods.

Acquisition of ScanLogic Corporation

On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation (“ScanLogic”), a provider of USB controllers for embedded and PC applications. The acquisition was accounted for using the purchase method of accounting per APB Opinion No. 16, “Business Combinations” (“APB 16”). Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of May 29, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ScanLogic.

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

(In thousands)

Fair value of tangible assets and liabilities	$(1,446)
In-process research and development	1,450
Current technology	11,950
Assembled workforce and non-compete agreements	1,400
Deferred stock compensation	7,330
Excess of purchase price over identifiable net assets acquired	9,419

Total	$30,103

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from three to four years.

Acquisition of HiBand Semiconductors, Inc.

On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. (“HiBand”). HiBand is a provider of mixed-signal integrated circuits for high-speed communications markets. The acquisition was accounted for using the purchase method of accounting per APB 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of March 27, 2001, the effective date of the purchase.

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

(In thousands)

Fair value of tangible assets and liabilities	$(181)
In-process research and development	6,450
Current technology	2,800
Assembled workforce and non-compete agreements	2,650
Deferred tax liability	(2,180)
Deferred stock compensation	1,793
Excess of purchase price over identifiable net assets acquired	22,634

Total	$33,966

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from three to six years.

Acquisition of International Microcircuits, Inc.

On February 23, 2001, Cypress completed its acquisition of International Microcircuits Inc. (“IMI”), a company specializing in timing technology integrated circuits. IMI’s product portfolio includes programmable clocks, clock distribution products, electromagnetic interference suppression devices, and application-specific products. The acquisition was accounted for using the purchase method of accounting per APB 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress’s consolidated balance sheet as of February 23, 2001, the effective date of the purchase. The results of operations are included in Cypress’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and IMI.

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

(In thousands)

Fair value of tangible assets	$14,847
Fair value of liabilities assumed	(11,517)
In-process research and development	4,850
Current technology	14,700
Assembled workforce and non-compete agreements	7,450
Other intangibles	7,550
Deferred tax liability	(11,880)
Deferred stock compensation	19,087
Excess of purchase price over identifiable net assets acquired	105,179

Total	$150,266

The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from three to five years.

Valuation Methodology

The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 27% for IMI, 30% for HiBand, 25% for ScanLogic, 30% for Lara, 29% for ISD, 30% for Silicon Packets and 45% for SunPower (see Note 6). Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara, 10% to 70% for ISD, 9% to 87% for Silicon Packets and 77% for SunPower. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of December 29, 2002, the actual development timelines and costs are in line with management’s estimates.

The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition and discounting associated cash flows using discount rates ranging from 20% to 27%. Cypress believes these rates were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

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

Other intangibles include the value of an existing customer base, existing customer orders, existing trademarks and a facility lease with below market rental rates. These intangible assets were valued using discount rates ranging from 15% to 28%.

Development of in-process technology remains a substantial risk to Cypress due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared by management or an independent appraisal firm, based on input from Cypress and the acquired companies’ management, using valuation methods that are recognized by the United States SEC staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in the appraiser’s valuation model and require Cypress to revise the amount allocated to in-process research and development or other intangible assets.

Unaudited Pro Forma Financial Information

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

	Year Ended

(In thousands, except per share amounts)	December 30, 2001	December 31, 2000

Total revenue	$842,634	$1,402,617
Net income (loss)	$(478,647)	$162,838

Net income (loss) per share:
Basic	$(3.79)	$1.35
Diluted	$(3.79)	$1.19

The above amounts are based upon certain assumptions and estimates, which Cypress believes are reasonable and do not reflect any benefit from economies, which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods indicated or of future results of operations of the combined companies.

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

(In thousands)

Fair value of tangible net assets	$17,017
In-process research and development	30,400
Current technology	107,200
Assembled workforce	4,700
Deferred tax liability	(44,760)
Excess of purchase price over identifiable net assets acquired	49,456

Total	$164,013

The valuation method used to value the in-process technology of SLM is a form of discounted cash flow method commonly known as the “percentage of completion” approach whereby the cash flow derived from the technology is multiplied by the percentage of completion of the in-process technology. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology of SLM is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 30%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to complete the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility.

The value of current technology was determined by estimating the future cash flows to be derived from products based on existing commercially feasible technologies at the date of the acquisition, and discounting associated cash flow using discount rates of 10% and 27% (depending on the products), which Cypress believes was appropriate for the business risks inherent in manufacturing and marketing these products. Factors considered in estimating the future cash flow to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology within its life span.

The value of the assembled workforce is based on estimated costs to replace the existing staff, including recruiting, hiring and training costs for employee in all categories, to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

The amounts allocated to intangible assets are being amortized over their respective estimated useful lives of between four and seven years using the straight-line method.

Summarized below are the unaudited pro forma results of Cypress as though SLM had been acquired at the beginning of the fiscal year 2000. Adjustments have been made for the estimated increases in amortization related to the purchased core technology, completed products, workforce, amortization of stock-based compensation and other appropriate pro forma adjustments.

(In thousands, except per share amounts)	Year Ended December 31, 2000

Total revenue	$1,291,106
Net income	$296,015

Net income per share:
Basic	$2.44
Diluted	$2.24

The above amounts are based upon certain assumptions and estimates, which Cypress believes are reasonable and do not reflect any benefit from economies of scale, which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 2000 or of future results of operations of the combined companies. The charge for purchased in-process research and development has not been included in the pro forma results above because it is non-recurring and directly related to the acquisition.

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

The valuation method used to value the in-process technology of RadioCom is the “percentage of completion” approach. The value of the in-process technology of RadioCom is the discounted expected future cash flow attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology projects was discounted using a discount rate of 20%, which Cypress believes was appropriate for the risk of this technology for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying milestones of completed project steps as compared to the remaining milestones to be completed to bring the project to technical and commercial feasibility. Milestones were based on management’s estimate of tasks completed, value added and degree of difficulty of the portion of the project completed as of the acquisition date, in comparison with the tasks to be completed to bring the project to technical and commercial feasibility.

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

The amounts allocated to intangible assets are being amortized over their respective estimated useful lives of between six and ten years using the straight-line method. During the third quarter of 2001, the useful life of current technology was reduced by four years to six years.

Note 5: Mergers Using Pooling of Interests

Merger with Alation Systems, Incorporated

On May 24, 2000, Cypress completed a merger with Alation Systems, Inc. (“Alation”), which was accounted for as a pooling of interests. Cypress issued 0.5 million shares of its common stock plus options in exchange for all outstanding stock and options of Alation. These consolidated financial statements and the notes to the consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and Alation were different and Alation has changed its fiscal periods to coincide with that of Cypress.

During the quarter ended July 2, 2000, Cypress recorded merger-related costs of $1.4 million related to the acquisition of Alation. These charges, which consist primarily of non-cash deferred compensation charges and legal and accounting fees, have been included under acquisition and other non-recurring costs in the consolidated statements of operations.

Merger with Galvantech Incorporated

On March 2, 2000, Cypress completed a merger with Galvantech, Inc. and its subsidiaries (“Galvantech”), which was accounted for as a pooling of interests. Cypress issued 3.0 million shares of common stock plus options in exchange for all outstanding stock and options of Galvantech. These consolidated financial statements and the notes to the consolidated financial statements give effect to the merger for all periods presented. The fiscal years of Cypress and Galvantech were different and Galvantech changed its fiscal periods to coincide with that of Cypress.

During the quarter ended April 2, 2000, Cypress recorded merger-related costs of $1.8 million related to the acquisition of Galvantech. These charges, which consist primarily of legal, accounting and investment banking fees, have been included under acquisition and other non-recurring costs in the consolidated statements of operations.

Note 6: Investment in SunPower

In May 2002, Cypress invested $8.7 million in preferred stock of SunPower Corporation (“SunPower”), a privately held manufacturer of ultra-high-efficiency silicon solar cells. In addition, Cypress’s President and Chief Executive Officer (“CEO”) has an investment in SunPower. Cypress and its CEO own preferred stock of SunPower which is convertible into common stock. As of December 29, 2002, Cypress and its CEO own approximately 57% and 6%, respectively, of SunPower on an as converted basis. Cypress is partnering with SunPower using its manufacturing expertise to provide SunPower continuous innovation in silicon manufacturing to support high volumes of silicon wafers at low cost for SunPower.

SunPower, which was accounted for under the equity method in 2002 due to the existence of substantive participating rights of the minority shareholders’The excess of Cypress’s investment in SunPower over its share of SunPower’s net assets of $5.8 million was allocated to in-process research and development ($2.2 million), existing technology and trademarks ($1.4 million), and goodwill ($2.2 million). The charge for in-process research and development is included in acquisition and other costs in the statement of operations. The intangible assets are recorded as part of the carrying value of the investment in SunPower, which is included in other non-current assets.

Below is a summary of SunPower’s unaudited financial data (in thousands):

Seven months ended December 29, 2002

Net sales	$2,650
Gross profit	579
Operating loss	(2,180)
Net loss	(2,035)

As of December 29, 2002

Current assets	$4,970
Non-current assets	3,333
Current liabilities	3,668
Non-current liabilities	1,987

Transactions between Cypress and SunPower were immaterial during 2002.

Cypress’s share of the above SunPower net loss differs from the equity in net loss of SunPower reported in other income (expense) in the consolidated financial statements (see Note 15). The difference is due to amortization of identifiable intangibles resulting from the valuation of SunPower at the time of our investment.

Cypress has a warrant (“Warrant 1”) to invest in an additional 16 million shares of preferred stock at $1 per share. Warrant 1 expires on the earlier of December 31, 2003, two months after certain product qualification tests, the date Cypress forfeits Warrant 1 or the date of the sale of substantially all of SunPower’s assets. If Cypress exercises Warrant 1, non-Cypress shareholders have the right to put their shares to Cypress at $2.50 per share, with the maximum number of shares Cypress will have to purchase being 6.4 million. If less than 6.4 million shares are put to Cypress, Cypress has the right to call the difference up to 6.4 million shares. Cypress shall pay for the 6.4 million shares in Cypress common stock.

At any time after Cypress has exercised Warrant 1, Cypress may tender an offer to purchase some or all of the shares held by non-Cypress shareholders if agreed to by the non-Cypress shareholders. Cypress shall pay for these shares either with Cypress stock, cash or a combination of the two. The price to be paid by Cypress will be subject to negotiation. Once Cypress owns 93% or more of the outstanding shares, Cypress may be required to purchase the remaining shares from non-Cypress shareholders, including unexercised vested options. The purchase price will be subject to a fair market value appraisal.

In addition, if Cypress exercises Warrant 1, Cypress is then obligated, based upon current agreements, to guarantee a line of credit or provide capital equipment in the aggregate of $30.0 million to SunPower. Cypress shall receive a warrant (“Warrant 2”) as consideration for this obligation.

If Cypress does not exercise Warrant 1, Cypress shall be obligated, based upon current agreements, to vote in favor of a financing or acquisition of SunPower. In addition, if Cypress has not exercised Warrant 1 by April 1, 2003 or if the warrant expires then Cypress is obligated to purchase additional notes from SunPower of up to $5.6 million.

In the first quarter of fiscal 2003, Cypress loaned SunPower $2.5 million. The promissory note bears interest at 7% per annum and is repayable monthly over 5 years.

Note 7: Restructuring Costs

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. Cypress currently has two active restructuring plans – one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) and the other initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) after it became clear that actions taken in the previous year would not be sufficient to return the company to profitability. Cypress recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, Cypress took additional actions and made appropriate adjustments to the Fiscal 2001 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs.

Fiscal 2002 Restructuring Plan:

On October 17, 2002, Cypress announced a restructuring plan that included the resizing of Cypress manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administration. In the fourth quarter of fiscal 2002, Cypress recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date there have been no significant sales of the equipment removed from service. At the end of Q4 2002, approximately 41 of the employees had left Cypress. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines, and sales offices that were closed in Europe and the United States. During the first week of fiscal 2003, an additional 311 persons left Cypress as part of the restructuring plan.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the fourth quarter of fiscal 2002:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Q4 02 Provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash charges	(50)	(524)	(5,276)	(5,850)

Balance at end December 29, 2002	$35,870	$687	$2,872	$39,429

Fiscal 2001 Restructuring Plan:

On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which Cypress operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of fiscal 2001, Cypress recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, Cypress removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment, but has had limited success to date in selling this equipment. Through December 29, 2002, Cypress has sold equipment with a net book value of $32.4 million. The proceeds from the sales of the assets approximated their carrying values. In the second and third quarters of fiscal 2002, Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the Q3 2001 restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS 121. The net effect of the asset adjustment was a credit to the restructuring line on the Statement of Operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In the first quarter of fiscal 2002, Cypress also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. Cypress continues to actively market the remaining assets held for sale.

In Q1 2002, we recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Q3 2001 restructuring plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

In the third quarter of fiscal 2002, as a result of the continued business slowdown, Cypress further restructured its operations and recorded net restructuring costs of $2.4 million, which comprised a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service discussed above. The charge of $9.4 million consisted of $3.3 million for work force reductions, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.7 million for the exiting of facility leases.

In Q402, we recorded a credit of $0.7 million related to the revised estimate of personnel costs. In connection with the 2001 Restructuring Plan we have accrued costs related to an estimated 890 employees to be terminated. At the end of fiscal 2002, approximately 884 employees have left the company.

The following table summarizes the activity associated with the restructuring the liabilities and asset write-downs since the inception of the restructuring plan in the third quarter of fiscal 2001:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Initial provision in September 30, 2001	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at September 30, 2001	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—	—	(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at March 31, 2002	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Other adjustments	(13,217)	—	—	(13,217)

Balance at June 30, 2002	85,851	2,988	846	89,685
Provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Other adjustments	(9,545)	—	—	(9,545)

Balance at September 29, 2002	66,884	5,247	2,134	74,265
Provision	—	—	(701)	(701)
Non-cash charges	(12,786)	—	—	(12,786)
Cash charges	(419)	(582)	(799)	(1,800)

Balance at December 29, 2002	$53,679	$4,665	$634	$58 ,978

Note 8: Provisions for Inventory

During the quarter ended September 30, 2001, Cypress recorded a provision of $93.1 million to cost of sales for excess inventory and related purchase commitments, which Cypress did not expect to sell. The excess was a result of the continuing decline in revenue, greater uncertainty with respect to the timing of the recovery, which then appeared later than previously anticipated and the slower rate of expected recovery. During the fiscal year 2002, Cypress realized revenue on the sale of a portion of the inventory for which the 2001 provision was taken. The effect was to improve gross margin by $20.3 million.

Note 9: Acquisition and Other Costs

Acquisition and non-recurring costs includes the amortization of intangibles and goodwill (prior to fiscal 2002), the write-off on in-process research and development costs and the impairment of intangibles and certain other costs. The table below sets for the components for fiscal years 2002, 2001 and 2000, respectively:

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

Amortization of intangibles	$41,945	$39,730	$14,963
Impairment of intangibles	20,303	36,848	—
Amortization of goodwill	—	32,895	6,862
Impairment of goodwill	14,409	29,062	—
In-process research and development charge	2,166	22,718	32,425
Other charges	6,053	—	1,964

Total other acquisition and non-recurring	$84,876	$161,253	$56,214

The amortization of intangibles includes the effect of our acquisitions during the fiscal years 2002, 2001, and 2000. During fiscal 2002 Cypress acquired Sahasra Networks, Inc. and recognized the full year effects of its 2001 acquisitions. In fiscal 2001 the amortization of intangibles reflects the amortization of IMI, HiBand, ScanLogic, Lara and SLM, acquired late in 2000. In fiscal 2000, the amortization of intangibles reflects the amortization of SLM and RadioCom.

The impairment of intangibles relates to SLM’s impairment charges for both 2002 and 2001. The SLM impairment charge for fiscal 2002 was precipitated by changes in SLM’s business plan which was completed in the fourth quarter of fiscal 2002 (See Note 3). The SLM impairment charge for 2001 was precipitated by a severe economic downturn in the optical market in which SLM participates. As a result, Cypress reviewed SLM’s long-lived assets, in accordance with SFAS 121, for impairment and recognized in fiscal 2001 an impairment loss of $36.8 million for existing technology impairment, representing the amount by which the carrying value of the acquired existing technology exceeded the estimated future cash flows of SLM.

In fiscal 2001, amortization of goodwill relates to our acquisitions of Lara, ISD, ScanLogic, HiBand, IMI, SLM and Silicon Packets. In accordance with SFAS 142, we ceased amortizing goodwill at the end of fiscal 2001 and have not amortized goodwill for acquisitions subsequent to June 30, 2001. In fiscal 2000, amortization of goodwill relates to our acquisition of SLM.

In fiscal 2002, Cypress recorded a goodwill impairment charge of $14.4 million relates to the SLM in 2002 in accordance with its annual impairment review under SFAS 142 (See Note 3). In 2001 Cypress recorded a goodwill impairment charge in accordance with SFAS 121 as a result of the severe downturn in the optical market in which SLM participates. The goodwill impairment charge recorded represented the excess of the pro-rata share of goodwill over the future estimated cash flows of SLM.

The in-process research and development charge for fiscal 2002 relate to the acquisition of Sahasra and our equity method investment in SunPower. In-process research and development charges during fiscal 2001 relate to our acquisitions of IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets. During fiscal 2000 in-process research and development costs are related to the acquisition of SLM and RadioCom.

In fiscal 2002, other charges reflect a charge of $6.1 million for obsolete design software that is no longer being used. In fiscal 2000, Cypress incurred a one-time charge of $2.0 million due to the acceleration of contractual obligations related to the Arcus acquisition.

Note 10: Equity and Debt Transactions

At December 29, 2002, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders’ equity. The contracts require physical settlement and expire in June 2003. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $20 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress’s stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its common stock, alternatively the contract may be renewed and extended. During fiscal 2002, the contracts resulted in net cash inflows of $1.6 million. The transaction is recorded in stockholders’ equity in the accompanying consolidated balance sheet.

During Q3 2002, the final put contract was closed for which Cypress received premiums of $0.2 million in 2002. Upon expiration, Cypress took delivery of 0.3 million shares of its common stock for an aggregate price of $4.9 million. The transactions were recorded in stockholders’ equity in the consolidated balance sheet.

In fiscal 2000 and fiscal 2001, the Board of Directors of Cypress authorized the repurchase of 15.0 million shares of Cypress’s outstanding common stock and sell put options for 2.5 million shares. During fiscal 2001, Cypress repurchased 9.5 million shares at an average cost of $19.98 per share, bringing the total repurchases through December 30, 2001 to 15.8 million shares at an average cost of $21.14 per share. In fiscal 2001, Cypress sold put warrants through private placements for which Cypress received premiums of $10.6 million, bringing the total premiums received under the program to $16.9 million. As of December 30, 2001, Cypress had a maximum potential obligation to purchase 0.3 million shares of its common stock at an aggregate price of $3.6 million. The puts expired in April 2002. Cypress has the right to settle the put warrants with cash or shares of Cypress’s common stock. The transaction was recorded in stockholders’ equity in the accompanying consolidated balance sheet.

Cypress recorded provisions for deferred stock compensation related to acquisitions and certain other grants of approximately $6.6 million, $42.1 million, and $15.1 million in fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively. These amounts are being amortized over the vesting period of the individual stock options or stock, generally a period of four to five years. Deferred stock compensation expense totaled approximately $43.9 million, $42.0 million, and $6.6 million in fiscal years 2002, 2001 and 2000, respectively.

Convertible Subordinated Notes

On September 7, 2000, Cypress called for the redemption of all its 6.00% Convertible Subordinated Notes (“6.00% Notes”) due in 2002. The aggregate amount of principal outstanding at the time of the call was approximately $160 million. Holders of the 6.00% Notes could convert their 6.00% Notes into shares of Cypress’s common stock at a conversion rate of approximately 42.33 shares of stock per $1,000 principal amount of the 6.00% Notes. Substantially all of the 6.00% Notes were converted prior to the redemption deadline of October 2, 2000, increasing the amount of common stock outstanding by 6.8 million shares.

On June 26, 2000, Cypress completed a $287.5 million registered-placement of 5-year convertible subordinated notes. The notes are due in 2005, with a coupon rate of 3.75% Convertible Subordinated Notes (“3.75% Notes”) and a conversion premium of 27.0%. The notes were initially convertible into approximately 4.6 million shares of common stock and are callable by Cypress no earlier than July 5, 2003. Net proceeds were $279.6 million, after issuance costs of $7.9 million.

On January 19, 2000, Cypress completed a $283.0 million registered-placement of 5-year convertible subordinated notes. The notes are due in 2005, with a coupon rate of 4.00% Convertible Subordinated Notes (“4.00% Notes”) and a conversion premium of 28.5%. The notes are convertible into approximately 6.1 million shares of common stock and are callable by Cypress no earlier than February 5, 2003. Net proceeds were $275.2 million, after issuance costs of $7.8 million.

During 2001, the Board of Directors authorized the repurchase from time to time of up to $143.8 million of 3.75% Convertible Subordinated Notes (3.75% Notes”). In the fourth quarter of 2001, Cypress retired a total of $52.8 million principal of its 3.75% Notes , for $44.6 million, resulting in a pre-tax net gain of $7.2 million. The gain was net of the write-off of bond issuance costs of $1.0 million (pre-tax). The net after-tax gain was previously recorded as an extraordinary item in the 2001 consolidated statement of operations. This amount was reclassified to Other income and (expense) in the 2002 consolidated financial statements as required by SFAS 145.

During fiscal 2002, Cypress retired a total of $48.8 million principal of its 3.75% Notes, for $42.1 million, resulting in a pre-tax net gain of $5.9 million. The gain was net of the write-off of bond issuance costs of $0.8 million (pre-tax). The gains are included in Other income and (expense), net in the condensed consolidated statements of operations. Since inception of the repurchase program in November 2001, Cypress has repurchased and retired $101.6 million in principal of the 3.75% Notes for $86.7 million.

Customer Advances and Other Liabilities

As of December 29, 2002, Cypress has recorded $55.9 million in customer advances, of which $3.9 million is recorded in Other current liabilities and $52.0 million is recorded in Other long-term liabilities. The customer advance is related to a financing and supply agreement into which Cypress entered with a specific customer in October 2000. The agreement called for the customer to provide funding to Cypress for the purpose of purchasing equipment and increasing fabrication capacity in order to supply product at future dates according to the supply agreement. The customer maintains a security interest in the equipment purchased. The supply agreement calls for Cypress to make available to the customer a minimum quantity of wafers each year from fiscal 2001 through fiscal 2003. Cypress expects to be able to satisfy its minimum supply requirements under this agreement.

In June 1997, Cypress borrowed 700 million yen at 2.1% from Sumitomo Bank-Japan in order to set up and fund Cypress’s Japanese business operations. The principal and interest in this arrangement aggregates $4.2 million at December 29, 2002 and is due in fiscal 2003.

Financial Resources

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. As a result, Cypress may experience signifigant period-to-period fluctuations in future operating results due to these and other factors. Cypress believes that its existing sources of liquidity including cash, cash equivalents and investments, will be adequate to support operating and capital investment activities for the next twelve months.

Note 11: Foreign Currency Derivatives

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

On January 1, 2001, Cypress adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires that all derivatives be recorded at fair value. The adoption of SFAS 133 did not have a material effect on Cypress’s financial condition or results of operations. Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources.

Under SFAS 133, Cypress accounts for its unrealized hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in Other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in Other comprehensive income until the hedged item is recognized in operating cash flow. As of December 29, 2002, such forward contracts for Euro exposures had an aggregate notional value of $17.2 million. Ineffective amounts are recorded in Other income and(expense), net and are not material in any period.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. Transaction losses and gains on the underlying balances being hedged substantially offset the gains and losses on these contracts. As of December 29, 2002, Cypress held forward contracts with an aggregate notional value of $2.9 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate foreign exchange gains and (losses) on these hedging transactions and foreign currency remeasurement gains and (losses) of $0.9 million, $0.3 million and $1.6 million are included in Other income and (expense), net during fiscal 2002, 2001, and 2000, respectively.

Note 12: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	December 29, 2002	December 30, 2001

Accumulated net unrealized gain on available for sale investments	$1,033	$2,722
Accumulated net unrealized gain on derivatives	1,343	—

Total accumulated other comprehensive income	$2,376	$2,722

Note 13: Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan. The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. Each loan was evidenced by a full recourse, promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds from the loan(s), the proceeds of the sale must first be used to repay the interest and then the principal on the loan(s) before being received by the Plan participant. The loans are callable and currently bear interest at a minimum rate of 4% compounded annually, except for loans to executive officers whose loans bear interest at the rate of 5.0% per annum, compounded annually. As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense of $3.9 million in fiscal 2002 and $1.7 million in fiscal 2001 to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at December 24, 2002 totaled $6.0 million. The plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of December 29, 2002, loans (including accrued interest) outstanding under the plan net of loss reserve were $90.6 million, as compared to the year end 2001 balance of $117.2 million. This amount is classified on the consolidated balance sheet within other current assets. Cypress has established the loss reserve with a charge to operating expenses for estimated uncollectible balances. In calculating this loss reserve, management has considered a methodology utilized by an independent party to estimate the fair value of these employee and former employee loans and the underlying collateral. To date, there have been immaterial write-offs. At December 29, 2002 and December 30, 2001, the reserve was $16.0 million and $1.2 million, respectively. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

Note 14: Earnings (Loss) Per Share

Following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computation:

	2002			2001			2000

(In thousands, except per-share amounts)	(Loss)	Shares	Per-Share Amount	(Loss)	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic EPS:
Net income (loss)	$(249,098)	123,112	$(2.02)	$(407,412)	124,135	$(3.28)	$277,308	121,126	$2.29

Effects of dilutive securities:
6.0% Convertible notes	—	—		—	—		4,800	5,079
4.0% Convertible notes	—	—		—	—		6,848	5,749
3.75% Convertible notes	—	—		—	—		3,361	2,387
7.0% Convertible notes	—	—		—	—		6	16
Options	—	—		—	—		—	9,871

Diluted EPS:
Net income (loss)	$(249,098)	123,112	$(2.02)	$(407,412)	124,135	$(3.28)	$292,323	144,228	$2.03

For the years ended December 29, 2002, December 30, 2001 and December 31, 2000 options to purchase 1,746,606, 8,738,000 and 6,278,000 shares, respectively, of common stock were outstanding, but were excluded from the computation of diluted EPS, as their effect was anti-dilutive. Convertible notes outstanding at December 29, 2002, December 30, 2001 and December 31, 2000 were convertible to 9,091,036, 9,871,000, and 6,772,000 shares, respectively, of common stock but were also excluded from diluted EPS, as their effect was anti-dilutive.

Note 15: Interest Expense, Interest Income, and Other Income (Expense), Net

(In thousands)	2002	2001	2000

Interest expense	$19,197	$22,398	$23,633

In fiscal 2002 and fiscal 2001 interest expense primarily consisted of interest incurred on Cypress’s 3.75% Notes and 4.00% Notes. In fiscal 2000 interest expense primarily consisted of interest on the 3.75% Notes, the 4.00% Notes and 6.00% Notes. The 6.00% Notes were retired in September 2000.

(In thousands)	2002	2001	2000

Interest income	$21,212	$48,231	$59,152
Other income (expense), net	(16,931)	(3,411)	5,812

Interest income for all three fiscal years consists of interest income on Cypress’s cash equivalents, short- and long-term investments. In fiscal 2002, other income and (expense), net consists of a $18.1 million charge for other-than-temporary impairments of investments in privately-held companies, $1.2 million related to Cypress’s share of SunPower’s net losses, $0.2 million related to the amortization of SunPower’s intangible assets, and the amortization of $2.8 million of deferred financing costs. These charges were partially offset by gains of $5.9 million recognized on the repurchase of the 3.75% Notes. At December 29, 2002 and December 30, 2001, Cypress’s net carrying value of investments in privately-held companies was $ 5.5 million and $ 11.9 million, respectively.

In fiscal 2001, other income (expense), net consists of a $8.9 million write-down of long-term investments and $3.3 million related to the amortization on deferred financing costs offset by gains of $7.2 million on the repurchase of the 3.75% Notes.

In fiscal 2000, other income (expense), net included a $5.0 million gain on the sale of the Fast CMOS Technology product line and a $4.5 million gain on the disposal of assets partially offset by the amortization of deferred financing costs.

Note 16: Common Stock Option and Other Employee Benefit Plans

Cypress Stock Option Plans

Cypress has two stock option plans: the 1999 Stock Option Plan and the 1994 Stock Option Plan.

In fiscal 1999, Cypress adopted the 1999 Stock Option Plan. Under the terms of the 1999 Stock Option Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its majority-owned subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The plan allows for the granting of options at exercise prices less than fair market value of the common stock at grant date.

In fiscal 1994, Cypress adopted the 1994 Stock Option Plan, which replaced Cypress’s 1985 Incentive Stock Option Plan and the 1988 Directors Stock Option Plan with respect to future option grants. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted, under the 1994 Stock Option Plan, is equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan provides for an annual increase in shares available for issuance equal to 4.5% of Cypress’s outstanding common stock at the end of each fiscal year.

In March 2001, Cypress employees were offered the opportunity to exchange stock options for a promise to receive new options six months and one day after the cancellation of the forfeited options. The new options were granted on October 8, 2001 with an exercise price equal to the New York Stock Exchange (“NYSE”) closing price on the same day. Any remaining grant issued prior to April 4, 2000 was eligible for this program. The new options were issued with 12 months vested. The balance will vest 1/48th per month regardless of how many options were vested at the time of the cancellation election. Employees canceled 4,563,800 options with exercise prices between $16.73 and $54.19 per share.

In December 2000, Cypress employees were offered the opportunity to exchange their stock options for a promise to receive new options six months and one day after the cancellation of the forfeited options. The new options were granted on June 13, 2001 with an exercise price equal to the NYSE closing price on the same day. Any remaining grant issued prior to December 11, 2000 was eligible for this program. The new options were issued with 12 months vested. The balance will vest 1/48th per month regardless of how many options were vested at the time of the cancellation election. Employees canceled 3,701,080 options with exercise prices between $20.90 and $54.19 per share.

Shares Under Cypress Stock Option Plans

The following table summarizes Cypress’s stock option activity and related weighted average exercise price for each category for the years ended December 29, 2002, December 30, 2001, and December 31, 2000.

	2002		2001		2000

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	36,946	$15.08	24,382	$16.93	25,712	$11.40
Options granted	9,785	10.27	21,117	16.29	10,415	39.42
Options exercised	(1,631)	6.84	(2,412)	7.62	(5,927)	8.25
Options forfeited	(2,700)	17.25	(6,141)	27.80	(5,818)	32.51

Options outstanding, end of year	42,400	14.07	36,946	15.08	24,382	16.93
Options exercisable at end of year	19,701	$13.96	13,584	$12.96	9,134	$10.90

Cypress has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. During fiscal 2001 and 2000, respectively, a total of approximately 2.9 million and 0.6 million shares of Cypress’s common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table. During fiscal 2002, we made one acquisition and did not assume any options as a result of the acquisition. At December 29, 2002, 2.5 million options were available for grant.

Significant option groups outstanding as of December 29, 2002 and the related weighted average exercise price and contractual life information, are as follows:

	Outstanding		Exercisable

Range of Option Exercise Prices	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Remaining Life (years)

	(In thousands, except per-share amounts)
$ 0.01 — 5.91	5,117	$ 4.47	2,034	$ 4.15	7.0
6.35 — 6.44	4,840	6.44	156	6.44	9.3
6.81 — 9.31	4,486	8.38	3,522	8.34	5.3
9.63 — 11.00	5,327	10.10	4,347	10.03	4.7
11.06 — 16.73	2,973	13.97	1,413	14.14	6.9
16.84 — 16.84	7,388	16.84	3,158	16.84	8.1
17.56 — 21.50	4,685	20.58	2,020	21.09	7.3
21.60 — 23.82	5,938	23.40	2,464	23.52	7.6
24.07 — 54.19	1,646	30.38	587	32.11	6.8

$ 0.01 — 54.19	42,400	$ 14.07	19,701	$ 13.96	7.1

Equity Compensation Plan Information for Cypress Plan

The following table summarizes information, at December 29, 2002 with respect to shares of Cypress’s common stock that may be issued under Cypress’s existing equity compensation plans.

(In thousands except per share amount)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation plans approved by shareholders	31,339		$15.03	5,912	(1)
Equity compensation plans not approved by shareholders	8,875		$12.76	2,209	(2)

Total	40,214	(3)	$14.53	8,121

(1) Includes 0.3 million shares available for future issuance under Cypress’s 1994 Stock Option Plan as amended, generally used for grants to all employees including officers and directors. Also, includes 5.6 million shares available under Cypress’ Employee Stock Purchase Plan. The 1994 Stock Option Plan provides for an annual increase in shares available for issuance equal to 4.5% of Cypress’s outstanding common stock at the end of each fiscal year.

(2) Includes shares available under Cypress’s 1999 Stock Option Plan used for grants to employees other than officers and directors. Cypress anticipates that any increase to available options for grant and any material amendments to existing plans will be submitted for stockholder approval in accordance with applicable NYSE rules.

(3) The table does not include 2.2 million shares issuable under outstanding options, with a weighted average exercise price of $ 5.84, originally granted under options assumed by Cypress in connection with acquisitions. Cypress does not intend to grant any further options under these plans.

Subsidiary Stock Option Plans

In fiscal 2001, Cypress’s subsidiaries Silicon Magnetic Systems (“SMS”) and Silicon Light Machines (“SLM”) each adopted a stock option plan. SMS made available for grant 25 million shares under the terms of its plan. SLM made available for grant 11 million shares under the terms of its plan. The plans allow the subsidiaries to grant options to qualified employees and consultants. Options become exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant. The exercise price for options granted under the plans have been the estimated fair value of each subsidiary’s common stock at the date of grant.

The following table summarizes SMS and SLM stock option activity and related weighted average exercise price for each category for the year ended December 29, 2002.

	SMS		SLM

(In thousands, except per share amounts)	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, December 31, 2000	—		—
Options granted	19,550	$ 0.058	3,263	$ 0.65

Options outstanding, December 30, 2001	19,550	0.058	3,263	0.65

Options granted	8,488	0.062	4,756	0.50
Options exercised	(17,155)	0.058	—	—
Options cancelled	(3,900)	0.058	(1,295)	0.54

Options outstanding, end of year	6,983	0.059	6,724	0.56
Options exercisable at December 29, 2002	1,239	$ 0.058	1,188	$ 0.60

Subsidiary Restricted Stock Purchase Plan

Cypress Microsystems, Inc. (“CMS”) 1999 Stock Purchase Plan allows eligible employees of CMS, a subsidiary of Cypress, to purchase restricted CMS stock. This stock has a vesting period of five years. Of the 20,000,000 shares authorized under the plan, 15,749,621 shares were issued through fiscal 2002. The purchase price of the restricted shares has a range of $0.01 to $0.07 per share, which equals the estimated grant date fair value. Of the 15,749,621 shares issued through fiscal 2002, 770,000 shares were approved for grant but certificates were not yet issued.

Employee Qualified Stock Purchase Plan

In fiscal 1998, Cypress amended and re-stated its Employee Qualified Stock Purchase Plan (“ESPP”). The plan allows eligible employees of Cypress and its subsidiaries to purchase shares of Cypress common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. Of the 16,974,896 shares authorized under the ESPP, 11,356,919 shares were issued through 2002 including 975,000 in fiscal 2002, 801,000 in fiscal 2001, and 1,314,000 in fiscal 2000. The plan provides for an annual increase in shares available for issuance equal to 1.5% of the number of outstanding Cypress common stock on the last day of the fiscal year.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

As noted in Note 1, Cypress accounts for stock-based employee compensation using the intrinsic value method of APB 25. Cypress is required to disclose pro-forma net income (loss) under SFAS 123 and 148. The assumptions utilized for valuing Cypress’s stock option plans are as follows:

	2002	2001	2000

Expected life	4 years	3.5 years	5 years
Risk-free interest rate	3.38%	4.40%	5.54%
Volatility	0.7201	0.6724	1.7701
Dividend yield	0.00%	0.00%	0.00%

The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2002, fiscal 2001, and fiscal 2000 was $6.15, $10.38, and $33.17 per option, respectively. The estimated grant date fair value is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Cypress’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

In addition, the assumptions utilized in valuing shares under Cypress’s ESPP are as follows:

	2002	2001	2000

Expected life	6 months	6 months	6 months
Risk-free interest rate	2.33%	5.33%	5.99%
Volatility	0.5847	0.9232	2.5507
Dividend yield	0.00%	0.00%	0.00%

The weighted average estimated grant date fair value, as defined by SFAS 123, for rights to purchase stock under the ESPP granted in fiscal 2002, fiscal 2001 and fiscal 2000 were $5.67, $10.13, and $27.31 per share, respectively.

Other Employee Benefit Plans

Cypress maintains a Section 401(k) Plan, New Product Bonus Plan, Key Employee Bonus Plan and Executive Deferred Compensation Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Cypress does not make contributions to the plan.

Under the New Product Bonus Plan, which was adopted in fiscal 1997, all qualified employees are provided bonus payments based on Cypress attaining certain levels of new product revenue, plus attaining certain levels of profitability. In fiscal 2002, there were no charges under this plan. In fiscal 2001 and fiscal 2000, $1.0 million and $14.3 million, respectively, were charged to operations.

In fiscal 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Cypress and individual performance targets. In fiscal 2002 and 2001, there were no charges under this plan. In fiscal 2000, $15.0 million was charged to operations in connection with this program.

In fiscal 1995, Cypress adopted a deferred compensation plan, which provides certain key employees with an opportunity to defer income and related taxes and an opportunity to accumulate funds for retirement on a tax deferred basis. Cypress does not make contributions to the plan. Costs incurred by Cypress for the Key Employee Deferred Compensation Plan during fiscal years 2002, 2001 and 2000 were insignificant.

Note 17: Income Taxes

The geographic distribution of income (loss) and the components of the provision for income taxes are summarized below:

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

U.S. income (loss) before provision for taxes	$(209,698)	$(406,589)	$278,679
Foreign income (loss) before provision for taxes	(36,562)	(30,607)	91,491

Income (loss) before provision for taxes	(246,260)	(437,196)	370,170

Current tax expense:
U.S. Federal	-0-	-0-	81,267
State and local	37	137	4,284
Foreign	2,801	1,164	1,877

Total current	2, 838	1,301	87,428

Deferred tax expense (benefit):
U.S. Federal	-0-	(25,652)	(169)
State and local	-0-	(5,433)	5,603

Total deferred	-0-	(31,085)	5,434

Total	$2,838	$(29,784)	$92,862

The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes as shown below.

	Year Ended

(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000

Statutory rate	35%	35%	35%
Tax at U.S. statutory rate	$(86,247)	$(142,347)	$129,559
Foreign income at other than U.S. rates	1,596	55	(30,145)
State income taxes, net of federal benefit	37	137	4,214
Tax credits	0	0	(5,500)
Restructuring	17,119	24,652	0
Acquisition costs and charges	21,289	34,802	20,746
Benefits (recognized) not recognized	48,842	52,756	(26,180)
Other, net	202	161	168

Total	$2,838	$(29,784)	$92,862

The components of deferred tax assets and liabilities at December 29, 2002 and December 30, 2001, under SFAS 109 were as follows:

(In thousands)	December 29, 2002	December 30, 2001

Deferred tax assets:
Deferred income on sales to distributors	$2,594	$1,562
Reserves and accruals	98,413	106,527
Credits and net operating loss carryovers	118,429	93,756

Total deferred tax assets	219,436	201,845

Deferred tax liabilities:
Excess of tax over book depreciation	(81,371)	(75,228)
Intangibles arising from acquisitions	(29,598)	(66,246)
Other, net	(109)	(115)

Total deferred tax liabilities	(111,078)	(141,589)

Net deferred tax asset	108,358	60,256
Valuation allowance	(108,358)	(60,256)

Net deferred tax assets after valuation allowance	$-0-	$-0-

Tax benefits arising from employee stock transactions of $56.7 million were realized in fiscal 2000 and were credited to shareholders’ equity. Deferred tax assets of approximately $8.8 million as of December 29, 2002 pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

At December 29, 2002, Cypress had net federal operating loss carryovers of approximately $279.0 million which, if not utilized, will expire from 2016 through 2022. A significant portion of these net operating loss carryovers relate to recent acquisitions and are subject to certain limitations under the U.S. Internal Revenue Code. In addition, Cypress had U.S. federal and state tax credit carryforwards of approximately $23.4 million which, if not utilized, will expire in 2022.

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $245.1 million of undistributed earnings for certain non-U.S. subsidiaries. Cypress intends to reinvest these earnings indefinitely in operations outside the United States. Cypress’s global operations involve manufacturing, research and development, and selling activities outside the U.S. Cypress’s operations outside the U.S. are in certain countries that impose a statutory tax rate higher than the U.S., as well as countries that impose a lower statutory tax rate than the U.S. Cypress is subject to tax holidays in the Philippines and India where it manufactures and designs certain of its products, respectively. These tax holidays are scheduled to expire at varying times within the next five and seven years, respectively. Overall, Cypress expects its foreign earnings to be taxed at a rate lower than the statutory tax rate in the U.S.

The increase in the deferred tax assets valuation allowance of $48.1 million in fiscal 2002 is attributed to U.S. federal and state deferred tax assets, which result primarily from restructuring and other one-time charges, and net operating loss carryovers. The recognition of deferred tax assets was limited to the extent that management believes it is more likely than not that the net deferred tax asset will not be realized.

Note 18:   Commitments and Contingencies

Operating Lease Commitments

Cypress leases most of its manufacturing facilities, office facilities and some equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2073. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

The aggregate gross annual rental commitments under non-cancelable operating leases (including synthetic leases), as of December 29, 2002, are as follows:

Fiscal Year	(In thousands)

2003	$18,367
2004	10,890
2005	5,853
2006	2,911
2007	2,128
2008 and thereafter	8,809

Total	$48,958

Such rental expenses totaled approximately $18.2 million in fiscal 2002, $20.9 million in fiscal 2001, and $18.9 million in fiscal 2000. In addition, these leases require us to pay taxes, insurance, maintenance and other expenses with respect to the properties.

In April 1997, Cypress sold capital equipment located in its Minnesota wafer fabrication facility to Fleet Capital Leasing for $25.0 million in a sale-leaseback agreement. Cypress paid $9.6 million upon termination of the lease in March 2000.

Contingent Milestones and Revenue Based Compensation

Contingent milestone/revenue-based compensation charges tied to continued employment related to acquisitions were $11.4 million, $7.9 million and $ 5.8 million, for fiscal years 2002, 2001 and 2000, respectively, and are included in research and development in the consolidated statements of operations. The aggregate amount of contingent compensation that could be paid under all acquisition agreements assuming all milestones are met is $ 30.0 million as of December 29, 2002. However, Cypress expects that the ultimate amounts paid out will be substantially less than this figure.

Synthetic Lease Transactions

Cypress has entered into several synthetic leases. Synthetic leases are leases that qualify as capital leases for tax purposes, but qualify as operating leases for financial reporting.

Cypress entered into synthetic lease agreements for office and manufacturing facilities in San Jose and in Minnesota, which expire in fiscal 2004. Cypress entered into an additional synthetic lease agreement that expires in fiscal 2006 for two additional office facilities in San Jose. In fiscal 2001, Cypress entered into a synthetic lease agreement with a lessor to construct and lease an additional headquarters facility in San Jose to support consolidation from acquired companies onto one main campus. This facility was completed in fiscal 2002 and was subsequently purchased from the lessor in August 2002.

These agreements require periodic payments that vary based on the London Interbank Offered Rate (“LIBOR”), plus a spread. The total amount of such payments in fiscal 2002 was $2.2 million, in fiscal 2001 was $3.7 million, and in fiscal 2000 was $4.7 million. All synthetic leases require Cypress to acquire the property for the lease balance or to arrange for the property to be acquired by a third party at lease expiration.

If Cypress had purchased all the properties subject to synthetic leases at December 29, 2002, it would have been required to make a payment and record assets totaling $ 61.6 million. Cypress is required to maintain restricted cash or investments to serve as collateral for its obligations under these leases. The aggregate amount of such restricted cash recorded as of December 29, 2002 and December 30, 2001 was $62.4 million and $75.0 million, respectively, and was classified on the balance sheet as a non-current asset.

If Cypress does not purchase the properties subject to the synthetic leases on the required dates (including any acceleration of such date due to a default) and the property is sold to a third party at a price below lessor’s cost, then Cypress is liable for such shortfall in an aggregate amount of up to $49.5 million as of December 29, 2002. Based on management’s estimate of the fair value of the properties, no liability was required to be recorded at December 29, 2002.

The amounts Cypress must pay (or find a third party to pay) for all of the properties subject to synthetic leases and the dates such payments are scheduled to be made are as follows:

Synthetic Lease Obligations Maturing:

Within 1 year	none
1 to 3 years	$42.1 million
4 to 5 years	$18.4 million
Beyond 5 years	none

Total	$60.5 million

As of December 29, 2002, Cypress was in violation of one covenant related to two synthetic lease agreements with one lessor for buildings located on the main campus in San Jose, California. Cypress expects to receive a waiver for this violation during the first quarter of 2003. If Cypress does not receive the waiver, then Cypress will either purchase the building or pursue alternative financing arrangements.

Litigation and Asserted Claims

In January 2002, Cypress was contacted by Syndia Corporation (“Syndia”), which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in Nevada on the same 14 patents, brought against the Lemelson Partnership by manufacturers of machine vision and bar coding equipment. The Nevada trial proceedings concluded in January 2003, but a final decision will not be rendered until after post-trial briefing has concluded in May 2003. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. Of the four patents that are not stayed, three are related to each other, and these three are also related to the two patents that Syndia has asserted have been infringed by Cypress (see above). A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson’s alleged inequitable conduct in obtaining the four non-stayed patents was held on February 4, 2003. Following that trial, the parties are required to submit no later than April 3, 2003, briefs to the judge, who will review the briefs and then make a ruling. A ruling is not expected until summer 2003. Cypress has reviewed and investigated the allegations in both the original and amended complaints. Cypress believes that it has meritorious defenses to these allegations, including but not limited to the inequitable conduct defenses being tried in February 2003, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Purchase Commitment

At December 29, 2002, Cypress had purchase commitments aggregating $29.7 million, principally for manufacturing equipment, facilities and bulk gas and nitrogen. These commitments relate to purchases to be made in fiscal 2003 of $27.7 million and the remainder is committed through fiscal 2008.

Note 19:   Segment Information

Historically, Cypress has disclosed two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes Static Random Access Memories (“SRAMs”) and is characterized by high unit sales volume and generally subject to greater pricing pressures. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and interface products.

In October 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications market segments. The WAN/SAN divisions help to provide product definition in the networking arena. Similarly, the Wireless Terminals (“WIT”) and Wireless Infrastructure (“WIN”) divisions help focus Cypress’s efforts in the wireless space. The Computation market segment includes products used in computers, peripherals and other applications. Cypress’s current Memory and Non-memory business segments continue to operate as they have in the past. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development (“R&D”) spending.

Cypress evaluates the performance of its segments based on profit (loss) from operations before income taxes, excluding acquisition costs and non-recurring gains and losses.

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

Market Segment Net Revenues

(In thousands)	2002	2001	2000

Wide area networks / storage area networks	$260,073	$341,760	$536,566
Wireless terminals / wireless infrastructure	253,083	225,949	473,738
Computation	261,590	251,483	277,483

Total consolidated revenues	$774,746	$819,192	$1,287,787

Market Segment Income (Loss) Before Provision for Income Taxes

(In thousands)	2002	2001	2000

Wide area networks / storage area networks	$(77,375)	$(79,851)	$166,224
Wireless terminals / wireless infrastructure	(29,394)	(35,245)	156,046
Computation	(1,448)	(51,156)	62,298
Acquisition, restructuring and other non-recurring Costs	(123,127)	(293,366)	(55,729)
Interest income	21,212	48,231	59,152
Interest expense	(19,197)	(22,398)	(23,633)
Other income and (expense), net	(16,931)	(3,411)	5,812

Income (loss) before provision for income taxes	$(246,260)	$(437,196)	$370,170

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have different end-purposes. As such, they are managed separately. Memory Products are characterized by high unit sales volume and generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (Fab 4). Memory Products are used by a variety of end-users but the product is used specifically for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (Fab 2), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computers, communications and storage systems. Products range from high volume USB interfaces for personal computers to high value products such as our OC-48 Serializer/Deserializer (“SERDES”) device for optical communications systems.

The tables below set forth information about the reportable business segments for fiscal years 2002, 2001 and 2000. Cypress does not allocate interest income and expense, income taxes or acquisition costs and non-recurring items to segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Revenues

(In thousands)	2002	2001	2000

Memory	$303,388	$350,908	$638,111
Non-memory	471,358	468,284	649,676

Total consolidated revenues	$774,746	$819,192	$1,287,787

Business Segment Income (Loss) before Provision for Income Taxes

(In thousands)	2002	2001	2000

Memory	$(23,061)	$(71,503)	$184,279
Non-memory	(85,156)	(94,749)	200,289
Acquisition, restructuring and other non-recurring Costs	(123,127)	(293,366)	(55,729)
Interest income	21,212	48,231	59,152
Interest expense	(19,197)	(22,398)	(23,633)
Other income and (expense), net	(16,931)	(3,411)	5,812

Income (loss) before provision for income taxes	$(246,260)	$(437,196)	$370,170

Business Segment Depreciation and Amortization

(In thousands)	2002	2001	2000

Memory	$56,227	$50,162	$44,716
Non-memory	154,526	198,841	105,988

Total consolidated depreciation and amortization	$210,753	$249,003	$150,704

Geographic Area

Revenues are attributed to countries based on the customer location. Revenues by geographic locations were:

(In thousands)	2002	2001	2000

United States	$329,598	$406,692	$657,388
Europe	117,172	131,578	281,574
Japan	90,272	105,998	133,669
Other foreign countries	237,704	174,924	215,156

Total revenues	$774,746	$819,192	$1,287,787

Long-lived assets (property, plant and equipment, net) by geographic locations were:

(In thousands)	2002	2001	2000

United States	$439,477	$441,188	$498,843
Philippines	52,968	52,983	65,503
Other foreign countries	4,121	5,624	7,129

Total long-lived assets	$496,566	$499,795	$571,475

Note 20: Subsequent Event (unaudited)

In Q1 2003 Cypress announced that further actions would be taken to reduce its expenses. These actions include a workforce reduction in Q1 2003, that Cypress anticipates will result in a change of approximately $3.0 million. In addition, on December 30, 2002, Cypress exercised an option to purchase a building from a developer for $11.3 million in cash.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Cypress Semiconductor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP San Jose, California March 7, 2003

QUARTERLY FINANCIAL DATA
(In thousands, except per share amounts)

	Three Months Ended

	Dec/ 29, 2002		Sep. 29, 2002	Jun. 30, 2002	Mar. 31, 2002

Revenues		$174,449	$205,021	$202,121	$193,155

Gross Margin		$71,298	$93,925	$91,269	$74,889

Net loss		$(126,157)	$(55,089)	$(28,061)	$(39,791)

Basic and diluted net loss per share:	$	(1.01)	$(0.45)	$(0.23)	$(0.33)

	Three Months Ended

	Dec. 30, 2001	Sep. 30, 2001 (1)	July 1, 2001	Apr. 1, 2001

Revenues	$191,099	$180,284	$185,546	$262,263

Gross margin	76,169	(27,827)	82,029	136,554

Net income (loss)	$(37,704)	$(362,309)	$(17,856)	$10,457

Basic and diluted net income (loss) per share	$(0.31)	$(2.92)	$(0.14)	$0.08

(1)       Includes restructuring charges of $45.4 million and $132.1 million for the quarters ended December 29, 2002 and September 30, 2001, respectively.

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

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning Cypress’s directors is incorporated by reference to the information set forth in the sections entitled “Proposal One-Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in Cypress’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Cypress’s fiscal year ended December 29, 2002, except that the information required by this item concerning the executive officers of Cypress is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Registrant” at the end of Item 1, Part I of this Annual Report on Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement.

See Note 16, “Common Stock Option and Other Employee Benefit Plans,” in the consolidated financial statements included in this report for equity compensation plan information.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 14.        CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Cypress’s principal executive officer and principal financial officer have concluded that Cypress’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Cypress in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       Changes in internal controls.

There were no significant changes in Cypress’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in such controls, and therefore there were no corrective actions taken.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       The following documents are filed as a part of this report:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)       EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1 (1)

Agreement and Plan of Reorganization dated as of January 10, 2000 by and among Cypress Semiconductor Corporation, CE Acquisition Corporation, Galvantech, Inc., and with respect to Article VII thereof only, U.S. Bank Trust, N.A., as Escrow Agent and Dr. Tsu-Wei Frank Lee, as Securityholder Agent.

2.2 (2)

Agreement and Plan of Reorganization dated as of April 25, 2000 by and among Cypress Semiconductor Corporation, Alation Systems, Inc. and with respect to Article VII thereof only, U.S. Bank Trust, N.A. as Escrow Agent and Geoff Zawolkow, as Securityholder Agent.

2.3 (3)

Agreement and Plan of Reorganization dated as of July 21, 2000 by and among Cypress Semiconductor Corporation, Silicon Light Machines, Inc., and with respect to Article VII thereof only, U.S. Bank Trust, N.A, as Escrow Agent and Dave B. Corbin, as Securityholder Agent.

2.4 (4)

Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.

2.5 (4)

Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., certain shareholders party thereto and with respect to Article VII thereof only, U.S. Bank Trust, National Association, as Escrow Agent and Rich Bowers, as Securityholder Agent.

2.6 (5)

Stock Purchase Agreement as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Israel Zilberman, as Securityholder Agent.

2.7 (6)

Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent and with respect to Articles I and VII thereof only, Kenneth P. Lawler, as Securityholder Agent.

2.8 (6)

First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kenneth P. Lawler, as Securityholder Agent.

2.9 (6)

Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Articles VII and IX thereof only, U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2.10 (6)

First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2.11 (7)

Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent and Robert C. Marshall, as Securityholder Agent.

3.1 (8)	Second Restated Certificate of Incorporation.
3.2 *	Bylaws, as amended.
4.1 (9)	Subordinated Indenture, dated as of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.
4.2 (10)	Supplemental Trust Indenture, dated as of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.
4.3 (11)	Supplemental Trust Indenture, dated as of June 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.
10.1 (12)	Form of Indemnification Agreement.
10.2 (M) (10)	Cypress Semiconductor Corporation 1994 Stock Option Plan.
10.3 (M) (13)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, as amended.
10.4 (M) *	Consulting Agreement dated as of March 20, 2003 between Fred Bialek and Cypress Semiconductor Corporation.
10.5 (M) (14)	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.
10.6 (M) (15)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.
10.7 (M) (16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I
10.8 (M) (16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II
21.1 *	Subsidiaries of Cypress Semiconductor Corporation.
23.1 *	Consent of Independent Accountants.
24.1 *	Power of Attorney (Reference is made to page 79 of this report).
99.1 *	Certification of Principal Executive Officer.
99.2 *	Certification of Financial Officer.

(1)       Previously filed as an exhibit to our current report on Form 8-K filed January 18, 2000.

(2)       Previously filed as an exhibit to our current report on Form 8-K filed June 14, 2000.

(3)       Previously filed as an exhibit to our current report on Form 8-K filed September 20, 2000.

(4)       Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.

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

(10)     Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.

(11)     Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.

(12)     Previously filed as an exhibit to our registration statement on Form S-1, which was declared effective on March 4, 1987 (SEC file number 33-12153).

(13)     Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998 (SEC file number 333-68703).

(14)     Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.

(15)     Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999 (SEC file number 333-76665).

(16)     Previously filed as an exhibit to our registration statement on Form S-8 dated September 5, 2002 (SEC file number 333-99221).

(M)     Management compensatory plan, contract or arrangement.

*         Filed as an exhibit to this annual report.

(b)       Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 24th day of March 2003.

CYPRESS SEMICONDUCTOR CORPORATION
By: /s/ Emmanuel Hernandez

Emmanuel Hernandez, Chief Financial Officer, Executive Vice President, Finance and Administration

POWER OF ATTORNEY

Know all persons by their presents, that each of the officers and directors of Cypress Semiconductor Corporation whose signature appears below hereby constitutes and appoints T.J. Rodgers and Emmanuel Hernandez and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ T.J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

T. J. Rodgers

/s/ Emmanuel Hernandez	Chief Financial Officer Executive Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 24, 2003

Emmanuel Hernandez

/s/ W. Steve Albrecht	Director	March 24, 2003

W. Steve Albrecht

/s/ Eric A. Benhamou	Director	March 24, 2003

Eric A. Benhamou

/s/ Fred B. Bialek	Director	March 24, 2003

Fred B. Bialek

/s/ John C. Lewis	Director	March 24, 2003

John C. Lewis

/s/ James R. Long	Director	March 24, 2003

James R. Long

/s/ Alan F. Shugart	Director	March 24, 2003

Alan F. Shugart

CERTIFICATION OF ANNUAL REPORT

(pursuant to section 302 of Sarbanes-Oxley Act of 2002)

I, T.J. Rodgers, certify that:

1. I have reviewed this annual report on Form 10-K of Cypress Semiconductor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
	By	/s/ T.J. Rodgers

T. J. Rodgers President and Chief Executive Officer

CERTIFICATION OF ANNUAL REPORT

(pursuant to section 302 of Sarbanes-Oxley Act of 2002)

I, Emmanuel Hernandez, certify that:

1. I have reviewed this annual report on Form 10-K of Cypress Semiconductor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By	:/s/ Emmanuel T. Hernandez

Emmanuel T. Hernandez

Executive Vice President, Finance and Administration and

Chief Financial Officer

CYPRESS SEMICONDUCTOR
INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1 (1)

Agreement and Plan of Reorganization dated as of January 10, 2000 by and among Cypress Semiconductor Corporation, CE Acquisition Corporation, Galvantech, Inc., and with respect to Article VII thereof only, U.S. Bank Trust, N.A., as Escrow Agent and Dr. Tsu-Wei Frank Lee, as Securityholder Agent.

2.2 (2)

Agreement and Plan of Reorganization dated as of April 25, 2000 by and among Cypress Semiconductor Corporation, Alation Systems, Inc. and with respect to Article VII thereof only, U.S. Bank Trust, N.A. as Escrow Agent and Geoff Zawolkow, as Securityholder Agent.

2.3 (3)

Agreement and Plan of Reorganization dated as of July 21, 2000 by and among Cypress Semiconductor Corporation, Silicon Light Machines, Inc., and with respect to Article VII thereof only, U.S. Bank Trust, N.A, as Escrow Agent and Dave B. Corbin, as Securityholder Agent.

2.4 (4)

Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.

2.5 (4)

Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., certain shareholders party thereto and with respect to Article VII thereof only, U.S. Bank Trust, National Association, as Escrow Agent and Rich Bowers, as Securityholder Agent.

2.6 (5)

Stock Purchase Agreement as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholders party thereto, U.S. Bank Trust, N.A., as Escrow Agent and Israel Zilberman, as Securityholder Agent.

2.7 (6)

Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent and with respect to Articles I and VII thereof only, Kenneth P. Lawler, as Securityholder Agent.

2.8 (6)

First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Kenneth P. Lawler, as Securityholder Agent.

2.9 (6)

Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Articles VII and IX thereof only, U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2.10 (6)

First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2.11 (7)

Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent and Robert C. Marshall, as Securityholder Agent.

3.1 (8)	Second Restated Certificate of Incorporation.
3.2 *	Bylaws, as amended.
4.1 (9)	Subordinated Indenture, dated as of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.
4.2 (10)	Supplemental Trust Indenture, dated as of January 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.
4.3 (11)	Supplemental Trust Indenture, dated as of June 15, 2000, between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.
10.1 (12)	Form of Indemnification Agreement.
10.2 (M) (10)	Cypress Semiconductor Corporation 1994 Stock Option Plan.
10.3 (M) (13)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, as amended.
10.4 (M) *	Consulting Agreement dated as of March 20, 2003 between Fred Bialek and Cypress Semiconductor Corporation.
10.5 (M) (14)	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.

10.6 (M) (15)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.
10.7 (M) (16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I
10.8 (M) (16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II
21.1 *	Subsidiaries of Cypress Semiconductor Corporation.
23.1 *	Consent of Independent Accountants.
24.1 *	Power of Attorney (Reference is made to page 79 of this report).
99.1 *	Certification of Principal Executive Officer.
99.2 *	Certification of Financial Officer.

(17)     Previously filed as an exhibit to our current report on Form 8-K filed January 18, 2000.

(18)     Previously filed as an exhibit to our current report on Form 8-K filed June 14, 2000.

(19)     Previously filed as an exhibit to our current report on Form 8-K filed September 20, 2000.

(20)     Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.

(21)     Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2001.

(22)     Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(23)     Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 30, 2001.

(24)     Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2000.

(25)     Previously filed as an exhibit to our current report on Form 8-K filed March 17, 2000.

(26)     Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.

(27)     Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.

(28)     Previously filed as an exhibit to our registration statement on Form S-1, which was declared effective on March 4, 1987 (SEC file number 33-12153).

(29)     Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998 (SEC file number 333-68703).

(30)     Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.

(31)     Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999 (SEC file number 333-76665).

(32)     Previously filed as an exhibit to our registration statement on Form S-8 dated September 5, 2002 (SEC file number 333-99221).

(M)     Management compensatory plan, contract or arrangement.

*         Filed as an exhibit to this annual report.