Form 10-Q
period 2003-03-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2003-05-13
CIK 791915

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 30, 2003

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

                                 (408) 943-2600
              (Registrant's telephone number, including area code)

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as outlined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

The total number of shares of the registrant's common stock outstanding as of May 6, 2003 was 125,992,667.

================================================================================

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 3
Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................19
Item 3. Quantitative and Qualitative Disclosures
         about Market Risk....................................................34
Item 4. Controls and Procedures...............................................36

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................36
Item 2. Changes in Securities and Use of Proceeds.............................36
Item 3. Defaults Upon Senior Securities.......................................36
Item 4. Submission of Matters to a Vote of Security
         Holders..............................................................36
Item 5. Other Information.....................................................36
Item 6. Exhibits and Reports on Form 8-K......................................36
Signatures....................................................................37
Certifications of Quarterly Report............................................38

ITEM 1. FINANCIAL STATEMENTS

                        CYPRESS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                     ASSETS

                                                                     March 30,    December 29,
                                                                       2003          2002
                                                                   -----------    -----------
Current assets:
  Cash and cash equivalents ....................................   $   120,742    $    87,200
  Short-term investments .......................................        29,510         40,737
                                                                   -----------    -----------
       Total cash, cash equivalents and
           short-term investments...............................       150,252        127,937
  Accounts receivable, net .....................................        86,148         83,054
  Inventories, net .............................................        83,889         92,721
  Other current assets .........................................       208,481        210,235
                                                                   -----------    -----------
       Total current assets ....................................       528,770        513,947
                                                                   -----------    -----------
Property, plant and equipment, net .............................       485,886        496,566
Goodwill .......................................................       324,352        321,669
Other intangible assets ........................................        81,478         89,615
Other assets ...................................................       135,176        150,851
                                                                   -----------    -----------
Total assets ...................................................   $ 1,555,662    $ 1,572,648
                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................   $    62,929    $    59,431
  Accrued compensation and employee benefits ...................        38,188         39,151
  Other current liabilities ....................................       113,201         84,112
  Deferred income on sales to distributors .....................         7,747         15,774
  Income taxes payable .........................................         1,674          1,292
                                                                   -----------    -----------
       Total current liabilities ...............................       223,739        199,760
                                                                   -----------    -----------
Convertible subordinated notes .................................       468,900        468,900
Deferred income taxes and other tax liabilities ................       174,179        177,404
Other long-term liabilities ....................................        37,705         52,961
                                                                   -----------    -----------
       Total liabilities .......................................       904,523        899,025
                                                                   -----------    -----------

Commitments and contingencies (See Note 6)

Stockholders' equity:

Preferred stock, $.01 par value, 5,000 shares
authorized; none issued and outstanding ........................          --             --
Common stock, $.01 par value, 650,000 and 650,000
   shares authorized;
   139,164 and 139,164 issued; 125,337 and
   123,743 outstanding at March 30, 2003
   and December 29, 2002 .......................................         1,391          1,391
Additional paid-in-capital .....................................     1,170,946      1,172,654
Deferred stock compensation ....................................       (18,400)       (25,283)
Accumulated other comprehensive income .........................           848          2,376
Accumulated deficit ............................................      (217,443)      (155,916)
                                                                   -----------    -----------
                                                                       937,342        995,222

Less: shares of common stock held in treasury,
  at cost; 13,827 shares and 15,421 shares at
  March 30, 2003 and December 29, 2002 .........................      (286,203)      (321,599)
                                                                   -----------    -----------

       Total stockholders' equity ..............................       651,139        673,623
                                                                   -----------    -----------
  Total liabilities and stockholders' equity ...................   $ 1,555,662    $ 1,572,648
                                                                   ===========    ===========

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended
                                                           ------------------------
                                                            March 30,     March 31,
                                                              2003          2002
                                                           ---------     ---------
      Revenues .........................................   $ 180,967     $ 193,155
      Cost of revenues .................................     102,573       118,266
                                                           ---------     ---------
      Gross margin .....................................      78,394        74,889

      Operating expenses:
          Research and development .....................      64,406        73,482
          Selling, general and administrative ..........      31,129        35,383
          Restructuring costs ..........................       3,360         1,595
          Acquisition-related costs ....................       9,484        11,692
                                                           ---------     ---------
              Total operating expenses .................     108,379       122,152
                                                           ---------     ---------
      Operating loss ...................................     (29,985)      (47,263)
      Interest income ..................................       3,193         8,524
      Interest expense .................................      (4,676)       (4,945)
      Other income and (expense), net ..................        (359)        2,704
                                                           ---------     ---------
      Loss before income taxes .........................     (31,827)      (40,980)
      (Provision) benefit for income taxes .............      (1,496)        1,189
                                                           ---------     ---------
      Net loss .........................................   $ (33,323)    $ (39,791)
                                                           =========     =========

      Basic and diluted loss per share .................   $   (0.27)    $   (0.33)
                                                           =========     =========

      Weighted average common and common equivalent shares

              outstanding:
              Basic and diluted ........................       125,005        122,122

The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                               ---------------------------
                                                                 March 30,     March 31,
                                                                   2003          2002
                                                                ---------     ---------
Cash flow from operating activities:
    Net loss ................................................   $ (33,323)    $ (39,791)
    Adjustments to reconcile net loss to net cash
       generated from (used for) operating activities:
    Depreciation and amortization ...........................      46,871        51,574
    Acquired in-process research and development ............        --             500
    Net gain (loss) on early retirement of debt .............        --          (4,704)
    Asset impairment and other ..............................         916         1,534
    Minority interest .......................................        (979)         --
    Deferred income taxes ...................................         422        12,607
    Changes in operating assets and liabilities,
        net of effects of acquisitions:
        Accounts receivable .................................      (2,752)      (14,097)
        Inventories .........................................       8,832         6,832
        Other assets ........................................       4,105       (16,741)
        Accounts payable, accrued liabilities and
            other liabilities ...............................      (1,227)      (26,976)
        Deferred income .....................................      (8,027)        9,754
        Income taxes payable ................................         382           457
                                                                ---------     ---------
           Net cash flow generated from (used for)
             operating activities ...........................      15,220       (19,051)
                                                                ---------     ---------

Cash flow from investing activities:
    Purchase of investments .................................      (5,995)      (27,951)
    Sale or maturities of investments .......................      24,247        58,243
    Cash paid for acquisitions, net .........................        --            (582)
    Acquisition of property, plant and equipment ............     (25,326)      (33,992)
    (Issuance) repayment of notes to employees, net .........        --          13,058
    Proceeds from the sale of equipment .....................       1,125         2,695
    Other Investment ........................................        (109)         --
                                                                ---------     ---------
           Net cash flow generated from (used for)
             investing activities ...........................      (6,058)       11,471
                                                                ---------     ---------

Cash flow from financing activities:
    Proceeds from borrowings, net of issuance costs .........      24,678          --
    Redemption of convertible debt ..........................        --         (30,739)
    Issuance of common shares ...............................       7,188         8,118
    Maturity (purchase) of structured options, net ..........        --             578
    Repayment of stockholder notes receivable, net ..........        --             384
    Other long-term liabilities .............................      (7,486)         (908)
                                                                ---------     ---------
           Net cash flow generated from (used for)
             financing activities ...........................      24,380       (22,567)
                                                                ---------     ---------

Net increase (decrease) in cash and cash equivalents ........      33,542       (30,147)
Cash and cash equivalents, beginning of period ..............      87,200       109,999
                                                                ---------     ---------
Cash and cash equivalents, end of period ....................   $ 120,742     $  79,852
                                                                =========     =========

Supplemental Disclosure of Non-Cash Information

Common stock issued for acquisitions ........................   $    --       $   2,318
Customer prior advances used for equipment sale .............   $   5,500     $    --

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 30, 2003
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation ("Cypress") reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three-month periods ended March 30, 2003 ("Q1 2003") and March 31, 2002 ("Q1 2002") each included thirteen weeks.

Basis of Presentation

In the opinion of the management of Cypress, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been reclassified to conform to current year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress's Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

The results of operations for Q1 2003 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require information as to the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that Cypress has entered are disclosed in Note 6 Commitments and Contingencies.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Cypress is evaluating the effect of FIN 46 on its consolidated financial statements which includes considerations related to Cypress's synthetic leases (See Note 6).

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. Cypress will apply the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

Accounting for Stock-Based Compensation

Cypress has a number of stock-based employee compensation plans. Cypress accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The following table illustrates the effect on net income and earnings per share if Cypress had applied the fair value recognition provisions SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.

                                                          Three months ended
    ----------------------------------------------------------------------------
                                                         March 30,    March 29,
      (In thousands, except per share amounts)             2003         2002
    ----------------------------------------------------------------------------
      Net loss, as reported                              $(33,323)    $(39,791)

      Deduct:  Total stock-based employee
        compensation expense determined under fair
        value based method for all awards,
        net of related tax effect of zero                   2,101        3,016
                                                         --------     --------
      Pro forma net income (loss)                        $(35,424)    $ 42,807
                                                         ========     ========
      Loss per share:

          Basic and diluted--as reported                 $  (0.27)    $  (0.33)
          Basic and diluted--pro forma                   $  (0.28)    $  (0.35)
    ----------------------------------------------------------------------------

Note 2 - Consolidation of SunPower Corporation ("SunPower")

Cypress gained effective control over SunPower in Q1 2003. As a result, effective the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in 2002 due to the existence of substantive participating rights of the minority shareholders. Cypress and its CEO own preferred stock of SunPower which is convertible into common stock. As of March 30, 2003, Cypress and its CEO own approximately 57% and 6%, respectively, of SunPower on an as converted basis.

Minority interest in the losses of SunPower of approximately $1.0 million has been included in the statement of operations within other income and (expense), net. The minority interest in SunPower at March 30, 2003 of approximately $0.1 million has been included in the balance sheet within other long-term liabilities. Any future losses attributable to the minority shareholders in excess of their interest of $0.1 million in SunPower will be borne solely by Cypress. Pro forma statement of operations information has not been presented because the effect of the SunPower consolidation was not material.

Cypress owns a warrant to purchase an additional $16.0 million in convertible preferred stock ("Preferred Stock Warrant") of SunPower. Since Cypress did not exercise the warrant by April 1, 2003, it is obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $0.4 million per month. SunPower expects to repay this amount from either the $16.0 million in proceeds received from the Preferred Stock Warrant or the additional financing discussed below. Subject to certain product qualification tests, Cypress intends to exercise the Preferred Stock Warrant in the first half of fiscal 2003.

In Q1 2003, Cypress loaned SunPower $2.5 million and in April 2003 Cypress loaned an additional $1.9 million to SunPower. These loans will be applied to the exercise price of the Preferred Stock Warrants. In addition, Cypress intends to secure financing for a loan of up to $30.0 million on behalf of SunPower in fiscal 2003.

Note 3 - Goodwill and Intangibles

Goodwill

Cypress's goodwill is reported in the Non-memory business segment. The following is a rollforward for the goodwill balance in this segment in fiscal 2003:

                                     Balance
                                   at December                     Balance at
                (in thousands)      29, 2002     Reclassified   March 30, 2003
                                  ----------------------------------------------
                Non-memory          $321,669        $2,683         $324,352

As a result of Cypress's consolidation of SunPower during Q1 2003, a total of $2.7 million was reclassified from other assets to goodwill.

Purchased Intangibles

The following tables present details of Cypress's total purchased intangible assets:

As of March 30, 2003
--------------------------------------------------------------------------------
                                                      Accumulated
(In thousands)                             Gross      Amortization       Net
--------------------------------------------------------------------------------
Purchased technology                      $192,656    $(126,434)      $66,222
Non-compete agreements                      18,650       (9,798)        8,852
Patents, licenses and trademarks             6,703       (2,622)        4,081
Under market leases                          1,850       (1,850)         --
Other                                        4,600       (2,277)        2,323
--------------------------------------------------------------------------------
    Total                                 $224,459    $(142,981)      $81,478
--------------------------------------------------------------------------------

As of December 29, 2002
--------------------------------------------------------------------------------
                                                     Accumulated
(In thousands)                              Gross    Amortization      Net
--------------------------------------------------------------------------------
Purchased technology                      $191,700    $(119,133)      $72,567
Non-compete agreements                      18,650       (8,243)       10,407
Patents, licenses and trademarks             6,350       (2,233)        4,117
Under market leases                          1,850       (1,850)         --
Other                                        4,600       (2,076)        2,524
--------------------------------------------------------------------------------
    Total                                 $223,150    $(133,535)      $89,615
--------------------------------------------------------------------------------

Amortization expense for Q1 2003 of $9.5 million associated with these acquired intangibles is included in acquisition costs in the statement of operations. The estimated annual amortization expense of purchased intangible assets is as follows:

           ---------------------------------------------------------
             (In thousands)                              Amount
           ---------------------------------------------------------
            2003 (remaining nine months)             $      28,698
            2004                                            32,827
            2005                                            14,725
            2006                                             2,635
            2007                                             2,446
            2008 and beyond                                    147
           ---------------------------------------------------------
            Total                                           81,478
           ---------------------------------------------------------

Note 4 - Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. Cypress currently has two active restructuring plans - one initiated in the third quarter of fiscal 2001 ("Fiscal 2001 Restructuring Plan") and the other initiated in the fourth quarter of fiscal 2002 ("Fiscal 2002 Restructuring Plan"). Cypress recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, Cypress took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs and the Fiscal 2002 Restructuring Plan for personnel costs.

Fiscal 2002 Restructuring Plan:

On October 17, 2002, Cypress announced a restructuring plan that included the resizing of Cypress's manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002 ("Q4 2002"), Cypress recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date, Cypress has sold equipment with a net book value of $3.3 million. The proceeds from the sales of the assets approximated their carrying values. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines, and sales offices that were closed in Europe and the United States. To date, 365 of these employees had left Cypress as part of the restructuring plan. The remaining employees are expected to leave by June 2003.

A restructuring charge of $3.4 million was recorded in Q1 2003 for additional opportunities identified as part of the personnel portion of the Fiscal 2002 Restructuring Plan. The charge relates to the severance and related employee benefit costs for the termination of approximately 150 additional employees, the majority of whom are located in the United States at Cypress's facilities in San Jose, Texas and Minnesota. As of the end of Q1 2003, 143 of these employees had left Cypress.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the fourth quarter of fiscal 2002:

           --------------------------------------------------------------------------------
                                      Property, plant    Leased
            (In thousands)                & equipment   Facilities   Personnel     Total
           --------------------------------------------------------------------------------
            Q4 2002 Provision               $ 35,959      $ 1,211      $ 8,188    $ 45,358
            Non-cash charges                     (39)        --            (40)        (79)
            Cash charges                         (50)        (524)      (5,276)     (5,850)
           --------------------------------------------------------------------------------
            Balance at December
            29, 2002                          35,870          687        2,872      39,429
           --------------------------------------------------------------------------------
            Q1 2003 Provision                   --           --          3,360       3,360
            Non-cash charges                  (2,413)        --           --        (2,413)
           --------------------------------------------------------------------------------
            Cash charges                         (98)          (2)      (2,263)     (2,363)
           ================================================================================
            Balance at March 30,            $ 33,359      $   685      $ 3,969    $ 38,013
            2003
           ================================================================================

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

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, Cypress removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment. Through March 30, 2003, Cypress has sold equipment with a net book value of $54.4 million. The proceeds from the sales of the assets generally approximated their carrying values. In the second and third quarters of fiscal 2002 ("Q2 2002" and "Q3 2002," respectively), Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus Cypress's initial assumptions at the time of the restructuring in the third quarter of 2001 ("Q3 2001"). When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed of." The net effect of the asset adjustment was a credit to the restructuring costs on the statement of operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In Q1 2002, Cypress also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. Cypress continues to actively market the remaining assets held for sale.

In Q1 2002, Cypress recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Fiscal 2001 Restructuring Plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

In Q3 2002, as a result of the continued business slowdown, Cypress further restructured its operations and recorded net restructuring costs of $2.4 million, which comprised a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service discussed above. The charge of $9.4 million consisted of $3.3 million for work force reductions, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.7 million for the exiting of facility leases.

In Q4 2002, Cypress recorded a credit of $0.7 million related to the revised estimate of personnel costs. In connection with the Fiscal 2001 Restructuring Plan Cypress has accrued costs related to an estimated 890 employees to be terminated. At the end of Q1 2003, approximately 884 employees have left Cypress.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan in Q3 2001:

          -------------------------------------------------------------------------------------------
                                             Property,plant        Leased    Personnel     Total
            (In thousands)                      & equipment    Facilities
          -------------------------------------------------------------------------------------------
            Initial provision in
            September 30, 2001                   $ 113,350       $ 4,079     $  14,684    $ 132,113
            Non-cash charges                        (5,145)         --          (8,970)     (14,115)
            Cash charges                              (380)          (53)       (3,836)      (4,269)
          -------------------------------------------------------------------------------------------
            Balance at  September 30, 2001         107,825         4,026         1,878      113,729
            Non-cash charges                          --          (2,124)          (86)      (2,210)
            Cash charges                            (1,239)         (160)         (407)      (1,806)
          -------------------------------------------------------------------------------------------
            Balance at  December 30, 2001          104,462         3,866         1,385      109,713
            Provision                                 --            --           1,595        1,595
            Non-cash charges                        (5,096)         --            --         (5,096)
            Cash charges                              (147)         (375)       (1,581)      (2,103)
          -------------------------------------------------------------------------------------------
            Balance at  March 31, 2002              99,219         3,491         1,399      104,109
            Cash charges                              (151)         (503)         (553)      (1,207)
            Other adjustments                      (13,217)         --            --        (13,217)
          -------------------------------------------------------------------------------------------
            Balance at  June 30, 2002               85,851         2,988           846       89,685
            Provision                                3,378         2,761         3,251        9,390
            Non-cash charges                       (12,316)         --            (924)     (13,240)
            Cash charges                              (484)         (502)       (1,039)      (2,025)
            Other adjustments                       (9,545)         --            --         (9,545)
          -------------------------------------------------------------------------------------------
            Balance at  September 29, 2002          66,884         5,247         2,134       74,265
            Provision                                 --            --            (701)        (701)
            Non-cash charges                       (12,786)         --            --        (12,786)
            Cash charges                              (419)         (582)         (799)      (1,800)
          -------------------------------------------------------------------------------------------
            Balance at  December 29, 2002           53,679         4,665           634       58,978
            Provision                                 --            --            --           --
            Non-cash charges                       (16,046)         --            --        (16,046)
            Cash charges                              (862)         (674)         (540)      (2,076)
          -------------------------------------------------------------------------------------------
            Balance at  March 30, 2003           $  36,771       $ 3,991     $      94    $  40,856
          -------------------------------------------------------------------------------------------

Note 5 - Balance Sheet Components

Inventories, Net

       -------------------------------------------------------------------------
                                                   March 30,      December 29,
         (In thousands)                              2003             2002
       -------------------------------------------------------------------------
         Raw materials                            $     3,192     $     3,185
         Work-in-process                               54,713          54,668
         Finished goods                                25,984          34,868
       -------------------------------------------------------------------------
         Inventories, net                         $    83,889     $    92,721
       -------------------------------------------------------------------------

Other Current Assets

       -------------------------------------------------------------------------
                                                   March 30,      December 29,
         (In thousands)                              2003             2002
       -------------------------------------------------------------------------
         Employee stock purchase assistance
            plan, net                             $    91,030     $    90,636
         Deferred tax assets                           81,918          85,041
         Prepaid assets                                25,914          24,962
         Other current assets                           9,619           9,596
       -------------------------------------------------------------------------
         Other current assets                     $   208,481     $   210,235
       -------------------------------------------------------------------------

Other Assets

       -------------------------------------------------------------------------
                                                   March 30,      December 29,
         (In thousands)                              2003             2002
       -------------------------------------------------------------------------
         Long-term investments (1)                $   24,185      $   32,148
         Restricted investments                       62,232          62,380
         Deferred tax asset                           26,284          26,037
         Other                                        22,475          30,286
       -------------------------------------------------------------------------
         Other assets                             $  135,176      $  150,851
       -------------------------------------------------------------------------

(1) Includes restricted securities, not available for operations, of $15.4 million and $15.6 million at March 30, 2003 and December 29, 2002, respectively, related to Cypress's key employee deferred compensation plan.

Other Current Liabilities

       -------------------------------------------------------------------------
                                                   March 30,      December 29,
         (In thousands)                              2003             2002
       -------------------------------------------------------------------------
         Customer advances                        $   32,111      $    3,950
         Interest payable                              3,644           8,216
         Deferred employee compensation               22,124          22,240
         Accrued royalties                             4,500           4,098
         Short-term debt                              11,491           4,212
         Accrued rep commissions                       4,038           4,291
         Other                                        35,293          37,105
       ------------------------------------------------------------------------
         Other current liabilities                $  113,201      $   84,112
       ------------------------------------------------------------------------

Note 6 - Commitments and Contingencies

As more fully discussed in Note 1, Cypress applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 "Accounting for Contingencies," by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. As of March 30, 2003, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. Cypress maintains self insurance for certain liabilities of its officers and directors. The following is a description of significant arrangements in which Cypress is a guarantor.

Indemnification Obligations

Cypress is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Cypress, under which Cypress customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by Cypress is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Cypress to challenge the other party's claims. Further, Cypress's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Cypress may have recourse against third parties for certain payments made by it under these agreements.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Cypress's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Cypress under these agreements did not have a material effect on its business, financial condition or results of operations. Cypress believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

Product Warranties

Cypress estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Cypress's warranty accrual are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty costs have historically been insignificant.

SunPower Corporation

See Note 2 for discussion of Cypress's funding obligations to SunPower.

Synthetic Lease Transactions

Cypress has entered into three synthetic operating lease agreements for manufacturing and office facilities. Each of these leases requires Cypress to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If Cypress had exercised its right to purchase all the properties subject to these leases at March 30, 2003, Cypress would have been required to make a payment and record assets totaling $61.5 million. Cypress's management believes that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to Cypress currently exists. Cypress is required to maintain restricted cash or investments to serve as collateral for these leases. As of March 30, 2003, the amount of restricted cash recorded was $62.2 million, which was classified as a non-current asset on the consolidated balance sheet.

At December 29, 2002 Cypress was in violation of one covenant related to one synthetic lease agreement for buildings located on the main campus in San Jose, California. Retroactive to December 2002, Cypress received waivers from this lessor. Furthermore, the lessor has waived compliance by Cypress with all covenants through the balance of the lease period. In consideration, Cypress has agreed to an accelerated lease maturity date of July 15, 2003 for both synthetic lease agreements with that lessor. The end-of-lease options described above will apply. Cypress is currently negotiating with a new lessor to step in and purchase these buildings during the second quarter of fiscal 2003. If Cypress is able to complete this transaction prior to the new lease maturity date, the buildings will remain off the balance sheet and be accounted for as operating leases. However, if this transaction cannot be completed, Cypress will purchase the buildings for the outstanding lease balance, utilizing the applicable restricted cash, which is 100% of this obligation.

Legal Matters

In January 2002, Cypress was contacted by Syndia Corporation ("Syndia"), which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. In Q1 2003, Cypress was informed that the United States Patent and Trademark Office has commenced reexamination of these two patents. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson's estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada on the same 14 patents, in which the plaintiffs allege that the patents are invalid, unenforceable and not infringed. The Nevada trial proceedings concluded in January 2003, but a final decision will not be rendered until after post-trial briefing has concluded in May 2003. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson's alleged inequitable conduct in obtaining the four non-stayed patents was held on February 4, 2003. The parties submitted post-trial briefs on April 3, 2003. The judge has ordered the

Plaintiff to submit a response to certain issues raised in the post-trial briefs of Cypress and Taiwan Semiconductor Manufacturing Corporation due on May 9, 2003. Once the response is submitted, the judge will consider the papers, may ask for further briefing and/or an oral hearing, and then make his ruling. A ruling is not expected until summer 2003. Cypress has reviewed and investigated the allegations in both the original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

In February 2002, Cypress was contacted by an attorney representing Mr. Peng Tan, alleging that Cypress infringed a patent owned by Mr. Tan. Cypress has reviewed and investigated the allegations. Cypress believes it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Mr. Tan sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

Cypress is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including those noted above. Cypress currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on Cypress's financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

Note 7 - Debt and Equity Transactions

At March 30, 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders' equity. The contracts require physical settlement and expire in June 2003. Upon expiration of the options, if Cypress's stock price is above the threshold price of $20 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress's stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. The transaction is recorded in stockholders' equity in the accompanying consolidated balance sheet.

Cypress recorded provisions for deferred stock compensation related to acquisitions and certain other grants of approximately $5.0 million in Q1 2002 related to the issuance of stock options below fair value in connection with the Silicon Packets acquisition. There was no provision in Q1 2003. This amount is being amortized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years. Deferred stock compensation expense, included in selling, general and administrative expense and research and development expense in the statements of operations, totaled approximately $5.0 million in Q1 2003 and $10.0 million in Q1 2002.

Convertible Subordinated Notes

Cypress's Board of Directors authorized the repurchase from time to time of up to $143.8 million of 3.75% Convertible Subordinated Notes ("3.75% Notes"). Since November 2001, Cypress has repurchased $101.6 million in principal of the 3.75% notes for $86.7 million. The authorization has been amended to limit the timing and the actual number of shares or principal amount to be repurchased to an additional $15.0 million. The timing and repurchase amount are at the discretion of management and are contingent on numerous factors including cash flow. Management, at its discretion, may purchase either the 3.75% Notes or its 4.00% Convertible Subordinated Notes. There were no repurchases during Q1 2003.

Collateralized Debt Instruments

During Q1 2003 Cypress entered into long-term loan agreements with two lenders with an aggregate principal amount equal to $27.7 million. These agreements are collateralized by specific equipment located at Cypress's U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial covenants. Cypress was in compliance with these covenants as of March 30, 2003.

Note 8 - Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

                                                              March 30,       December 29,
        (In thousands)                                          2003             2002
                                                           --------------   --------------
        Accumulated net unrealized gain (loss)
        on available for sale investments                     $  (258)         $1,033
        Accumulated net unrealized gain on derivatives          1,106           1,343
       -----------------------------------------------------------------------------------
        Total accumulated other comprehensive income          $   848          $2,376
       -----------------------------------------------------------------------------------

The components of comprehensive income (loss) for the three months ended, net of tax, were as follows:

                                                     March 30,         March 29,
         (In thousands)                                2003              2002
                                                   --------------    -------------
         Net loss                                     $(33,323)          $(39,791)
         Unrealized gain (loss) on available
         for sale securities                            (1,291)            (1,291)
         Unrealized gain (loss) on derivatives            (237)              --
        --------------------------------------------------------------------------
         Comprehensive loss                           $(34,851)          $(41,082)
        --------------------------------------------------------------------------

Note 9 - Foreign Currency Derivatives

Cypress purchases capital equipment using foreign currencies and has foreign subsidiaries that operate and sell Cypress's products in various global markets. As a result, Cypress is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts, to manage the exposures associated with forecasted purchases of equipment and net asset or liability positions. Cypress does not enter into derivative financial instruments for speculative or trading purposes.

Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources. Cypress accounts for its hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders' equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions impact earnings. At March 30, 2003, the effective portion of unrealized gains on cash flow hedges recorded in other comprehensive income was $1.1 million net of tax. Ineffective hedges are recorded in other income and (expense), net and were $(0.3) million for the three months ended March 30, 2003 and none for the three months ended March 31, 2002. As of March 30, 2003, such forward contracts for Euro exposures had an aggregate notional value of $14.6 million.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of March 30, 2003, Cypress held forward contracts with an aggregate notional value of $3.1 million to hedge the risks associated with yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) were zero for Q1 2003 compared to $(1.3) million for the comparable fiscal 2002 period. The amounts are included in other income and (expense), net in the condensed consolidated statements of operations.

Note 10 - Income Taxes

Cypress's effective rates of income tax expense or (benefit) for Q1 2003 and Q1 2002 were 4.7% and (2.9%), respectively. A tax provision of $1.5 million was recorded during Q1 2003 compared to a tax benefit of $1.2 million during Q1 2002. The Q1 2003 tax provision was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management's assessment of the likelihood of realization of these benefits. On an ongoing basis, Cypress's effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Note 11 - 2001 Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (the "Plan"). The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. Each loan was evidenced by a full recourse, promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds from the loan(s), the proceeds of the sale must first be used to repay the interest and then the principal on the loan(s) before being received by the Plan participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, who are also named corporate officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually. As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense of $1.3 million in Q1 2003 and $1.0 million in Q1 2002 to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at March 30, 2003 totaled $6.9 million. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of March 30, 2003, loans (including accrued interest) outstanding under the Plan net of loss reserve were $91.0 million, as compared to $90.6 million at December 29, 2002. This balance is classified on the consolidated balance sheet within other current assets. Cypress has established a loss reserve which represents an amount for estimated uncollectible balances, with changes in the loss reserve recognized Selling, general and administrative. In determining this loss reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. To date, there have been immaterial write-offs. At March 30, 2003 and December 29, 2002, the loss reserve was $16.1 million and $16.0 million, respectively. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans.

Note 12 - Segment Reporting

Historically, Cypress has disclosed two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes Static Random Access Memories ("SRAMs") and is characterized by high unit sales volume and generally subject to greater pricing pressures. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and interface products.

In October 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications market segments. The Wide Area Networks ("WAN") and Storage Area Networks ("SAN") divisions help to provide product definition in the networking arena. Similarly, the Wireless Terminals ("WIT") and Wireless Infrastructure ("WIN") divisions help focus Cypress's efforts in the wireless space. The Computation and Consumer market segment includes products used in computers, peripherals and other applications. Cypress periodically reviews its customer and product portfolio and makes corresponding changes to its segment data alignment as appropriate. Based on that review, during Q1 2003, Cypress began disclosing its subsidiaries, Silicon Light Machines, Silicon Magnetic Systems, Cypress Microsystems, and SunPower Corporation, as a separate segment called Cypress Subsidiaries. The prior year market segment data has been restated to conform with current presentation. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development ("R&D") spending.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding acquisition-related restructuring costs and interest and other income and (expense), net.

Business Segment Information

Cypress's reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress's technologically advanced, eight-inch wafer production facility located in Minnesota ("Fab 4"). Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress's six-inch wafer production facility located in Texas ("Fab 2"), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus ("USB") interfaces for personal computers to high value products such as Cypress's OC-48 Serializer/Deserializer SERDES device for optical communications systems.

The tables below set forth information about the reportable business segments for the three months ended March 30, 2003 and March 31, 2002. Cypress does not allocate interest income and expense, income taxes or acquisition-related costs and restructuring charges to its segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues
                                                        Three months ended
           ---------------------------------------------------------------------
                                                     March 30,       March 31,
            (In thousands)                             2003            2002
           ---------------------------------------------------------------------
            Memory                                 $  67,810       $  73,037
            Non-memory                               113,157         120,118
           ---------------------------------------------------------------------
              Total consolidated revenues          $ 180,967       $ 193,155
           ---------------------------------------------------------------------

Business Segment Income (Loss) before Provision for Income Taxes

                                                          Three months ended
           --------------------------------------------------------------------
                                                        March 30,     March 31,
            (In thousands)                                2003          2002
           --------------------------------------------------------------------
            Memory                                      $ (7,254)    $ (8,699)
            Non-memory                                    (9,887)     (25,277)
            Restructuring and acquisition costs          (12,844)     (13,287)
            Interest income                                3,193        8,524
            Interest expense                              (4,676)      (4,945)
            Other income and (expense), net                 (359)       2,704
           --------------------------------------------------------------------
               Income (loss) before provision for
                income taxes                            $(31,827)    $(40,980)
           --------------------------------------------------------------------

Market Segment Information

Cypress does not allocate interest income and expense, income taxes, acquisition costs or non-recurring items to segments. Cypress does not allocate assets to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

                                                        Three months ended
       -------------------------------------------------------------------------
                                                      March 30,   March 31,
        (In thousands)                                  2003        2002
       -------------------------------------------------------------------------
        Wide area networks/storage area networks      $ 55,617    $ 61,012
        Wireless terminals/wireless infrastructure      57,491      59,126
        Computation and consumer                        60,365      69,168
        Cypress subsidiaries                             7,494       3,849
       -------------------------------------------------------------------------
          Total consolidated revenues                 $180,967    $193,155
       -------------------------------------------------------------------------

Market Segment Income (Loss) Before Provision for Income Taxes

                                                                 Three months ended
       -------------------------------------------------------------------------------
                                                                March 30,    March 31,
        (In thousands)                                            2003         2002
       -------------------------------------------------------------------------------
        Wide area networks/storage area networks               $(10,710)    $(16,839)
        Wireless terminals/wireless infrastructure               (2,146)     (10,259)
        Computation and consumer                                  2,430          (50)
        Cypress subsidiaries                                     (6,715)      (6,828)
        Restructuring and acquisition costs                     (12,844)     (13,287)
        Interest income                                           3,193        8,524
        Interest expense                                         (4,676)      (4,945)
        Other income and (expense), net                            (359)       2,704
       -------------------------------------------------------------------------------
            Income (loss) before provision for income taxes    $(31,827)    $(40,980)
       ===============================================================================

Note 13 - Earnings (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities include stock options and shares issuable upon the conversion of convertible debt.

For the three months ended March 30, 2003 and March 31, 2002 common stock issuable upon the assumed conversion of convertible subordinated notes of 9.1 million and 9.3 million shares, respectively, were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive. In addition, at March 30, 2003 and March 31, 2002, options to purchase 39.4 million shares of common stock with a weighted-average exercise price of $13.82, and 37.8 million shares of common stock with a weighted-average exercise price of $15.25, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CYPRESS SEMICONDUCTOR CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Three Month Period Ended March 30, 2003

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, capital expenditures, future acquisitions, the financing of SunPower Corporation, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends," and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" below and elsewhere in this report.

Results of Operations

Business Segment Net Revenues

Revenues for the fiscal quarter ended March 30, 2003 ("Q1 2003") were $181.0 million, a decrease of $12.2 million or 6.3% compared to revenues for the fiscal quarter ended March 31, 2002 ("Q1 2002") of $193.2 million. We derive our revenues from the sale of Memory products and Non-memory products, which are targeted primarily to the data communications, wireless, computation and consumer markets. Revenues in both markets were adversely affected in Q1 2003 and Q1 2002 by the economic slowdown in both the semiconductor market and the global economy in general.

                                          Three months ended
--------------------------------------------------------------------------------
(In thousands)                    March 30,    March 31,      %
                                    2003         2002      Change
--------------------------------------------------------------------------------
Memory                          $  67,810     $  73,037      -7.2%
Non-memory                        113,157       120,118      -5.8%
--------------------------------------------------------------------------------
Total consolidated revenues     $ 180,967     $ 193,155      -6.3%
--------------------------------------------------------------------------------

Revenues from the sale of Memory products for Q1 2003 decreased $5.2 million or 7.2% versus revenues from the sale of these products for Q1 2002. Memory product units decreased 3.8% in Q1 2003 compared to Q1 2002 with all of the decrease coming from our Fast Asynchronous Static Random Access Memory ("SRAM") family of products. In Q1 2003 average selling prices ("ASPs") decreased although the average density (Mbits/unit) of SRAM products sold continued to increase from both Q4 2002 and Q1 2002. We use average ASP/Mbit as an indication of the magnitude of price change for Memory products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined by 37.9% in Q1 2003 compared to Q1 2002, while total megabits sold increased by 33.0% in the same period.

Revenues from the sale of Non-memory products for Q1 2003 decreased $7.0 million or 5.8% versus revenues from the sale of these products for Q1 2002. Non-memory product unit sales remained flat compared to Q1 2002 reflecting an increase in unit sales from our Universal Serial Bus ("USB") family of products, Neuron, and adoption of our multi-PORT and network search engine ("NSEs") products offset by reduced demand for our programmable-logic devices ("PLDs") and Programmable Clocks.

As is typical in the semiconductor industry, ASPs of products generally decline over the lifetime of the products. To increase revenues, we seek to expand our market share in the markets we currently serve and to introduce and sell new products with higher ASPs. We will seek to remain competitive with respect to our pricing to prevent a further decline in sales.

Cost of Revenues/Gross Margin

Costs of revenues were $102.6 million and $118.3 million in Q1 2003 and Q1 2002 respectively. This equates to gross margins of 43.3% in Q1 2003 and 38.8% in Q1 2002.

The gross margin of Memory products of 24.7% in Q1 2003 increased from 21.3% in Q1 2002. The gross margin of Non-memory products of 54.5% in Q1 2003 increased from 49.4% in Q1 2002.

For Memory Products, revenue from the sale of products manufactured on our 0.15 micron technology increased from 6% of revenue in Q1 2002 to 49% in Q1 2003. Gross margins increased as cost reduction programs and the shift to more advanced technologies more than offset the decline in ASPs.

The Non-memory products gross margin also improved due to a shift to higher margin multi-Port and physical layer ("PHY") product sales in Q1 2003 as compared to Q1 2002.

In Q1 2003 compared to Q1 2002, although our ASPs declined significantly, we were able to offset this effect on our gross margin by implementing cost cutting measures including reducing manufacturing capacity and related headcount. In addition, we continued to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, improve defect densities, improve yields and ultimately lower manufacturing costs.

During Q1 2003, our gross margin benefited as a result of the sale of the Q3 2001 previously reserved inventory in an amount representing the reserves previously recognized. The incremental gross profit benefit of 2.0%, recognized in Q1 2003, is equivalent to the original cost basis of the inventory sold.

In January 2002, the Department of Commerce revoked a 1998 antidumping order that had been imposed on SRAMs fabricated in Taiwan and imported into the United States. The United States Customs Service was ordered to refund, with interest, all duties deposited under the 1998 antidumping order. Between 1998 and 2001, we charged $10.3 million to cost of revenues for such duties. During Q1 2002, we received $11.8 million in refunds, of which $9.9 million was recorded as an offset to cost of revenues for Memory products and $1.9 million was recorded in interest income. This benefit to our gross margin was substantially offset by certain other items, including a change in estimate for deferred income on sales to distributors.

Research and Development
                                                 Three months ended
        ------------------------------------------------------------------------
                                        March 30,     March  31,     %
        (In thousands)                   2003           2002      Change
        ------------------------------------------------------------------------
        Revenues                        $180,967     $193,155      -6.3%
        Research and development          64,406       73,482     -12.4%
        R&D as a percent of revenues        35.6%        38.0%

Research and development ("R&D") expenditures in Q1 2003 decreased from the same quarter in fiscal 2002 due to closing down of design centers in Scotts Valley, Boston, Georgia and Minnesota and also design and technology related headcount reductions in San Jose, Texas, Colorado, and the United Kingdom. We believe that our future success will depend on our ability to develop and introduce new products that will compete effectively on the basis of price, performance, and ability to address customer needs. Our process technology research focuses primarily on the continuous migration to smaller geometries. During Q1 2003 we continued ramping our latest 0.13-micron technology in manufacturing. We are simultaneously transferring our 90 nanometer technology from our eight-inch R&D facility in San Jose, California ("Fab 1") to our eight-inch manufacturing facility in Minnesota ("Fab 4").

During Q1 2003, we recorded $6.0 million in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions as compared to $11.9 million in Q1 2002. The decrease in acquisition related compensation charges is attributed to the reduction in deferred compensation amortization and milestones not being achieved in Q1 2003.

Selling, General and Administrative

                                                    Three months ended
      --------------------------------------------------------------------------
                                            March 30,     March 31,       %
      (In thousands)                          2003          2002       Change
      --------------------------------------------------------------------------
      Revenues                               $180,967     $193,155      -6.3%
      Selling, general and administrative      31,129       35,383     -12.0%
      SG&A as a percent of revenues              17.2%        18.3%

Selling, general and administrative ("SG&A") expenses in Q1 2003 decreased from Q1 2002 due to reduced labor charges, decreased commission and travel expenses and decreases in general spending levels. The reduction is the result of both the effects of the restructuring efforts in fiscal 2003 and fiscal 2002 and the decline in the revenue.

During Q1 2003, we recorded $0.1 million in non-cash deferred compensation and cash compensation related to milestone/revenue-based compensation from acquisitions compared to $2.0 million in Q1 2002. Acquisition-related compensation charges are primarily attributed to the Silicon Light Machines, International Microcircuits, Inc. and ScanLogic Corporation acquisitions. The reduction is generally due to fewer personnel eligible for deferred compensation.

Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. We currently have two active restructuring plans - one initiated in the third quarter of fiscal 2001 ("Fiscal 2001 Restructuring Plan") and the other initiated in the fourth quarter of fiscal 2002 ("Fiscal 2002 Restructuring Plan"). We recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, we took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs and the Fiscal 2002 Restructuring Plan for personnel costs.

Fiscal 2002 Restructuring Plan:

On October 17, 2002, we announced a restructuring plan that included the resizing of our manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002, we recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date, we have sold equipment with a net book value of $3.3 million. The proceeds from the sales of the assets approximated their carrying values. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines, and sales offices that were closed in Europe and the United States. To date, 365 of these employees had left Cypress as part of the restructuring plan. The remaining employees are expected to leave by June 2003.

A restructuring charge of $3.4 million was recorded in Q1 2003 for additional opportunities identified as part of the personnel portion of the Fiscal 2002 Restructuring Plan. The charge relates to the severance and related employee benefit costs for the termination of approximately 150 additional employees, the majority of whom are located in the United States at our facilities in San Jose, Texas and Minnesota. As of the end of Q1 2003, 143 of these employees had left Cypress.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the fourth quarter of fiscal 2002:

                             Property, plant     Leased
      (In thousands)             & equipment   Facilities   Personnel     Total
     ----------------------------------------------------------------------------
      Q4 02 Provision              $ 35,959    $ 1,211      $ 8,188     $ 45,358
      Non-cash charges                  (39)      --            (40)         (79)
      Cash charges                      (50)      (524)      (5,276)      (5,850)
     ----------------------------------------------------------------------------
      Balance at December
      29, 2002                       35,870        687        2,872       39,429
      Q1 03 Provision                  --         --          3,360        3,360
      Non-cash charges               (2,413)      --           --         (2,413)
      Cash charges                      (98)        (2)      (2,263)      (2,363)
     ============================================================================
      Balance at March 30,
      2003                         $ 33,359    $   685      $ 3,969     $ 38,013
     ============================================================================

Fiscal 2001 Restructuring Plan:

On July 16, 2001, we announced a restructuring plan that involved resizing our manufacturing facilities, reducing our workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which we operate. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of fiscal 2001, we recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, we removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. we have actively marketed the equipment. Through March 30, 2003, we have sold equipment with a net book value of $54.4 million. The proceeds from the sales of the assets generally approximated their carrying values. In the second and third quarters of fiscal 2002, we placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the Q3 2001 restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The net effect of the asset adjustment was a credit to the restructuring line on the Statement of Operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In Q1 2002, we also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. We continue to actively market the remaining assets held for sale.

In Q1 2002, we recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Q3 2001 restructuring plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

In the third quarter of fiscal 2002, as a result of the continued business slowdown, we further restructured our operations and recorded net restructuring costs of $2.4 million, which comprised a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service discussed above. The charge of $9.4 million consisted of $3.3 million for work force reductions, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.7 million for the exiting of facility leases.

In Q4 2002, we recorded a credit of $0.7 million related to the revised estimate of personnel costs. In connection with the 2001 Restructuring Plan we have accrued costs related to an estimated 890 employees to be terminated. At the end of Q1 2003, approximately 884 employees have left the company.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the third quarter of fiscal 2001:

     ---------------------------------------------------------------------------------------------
                                         Property, plant     Leased
      (In thousands)                         & equipment    Facilities    Personnel       Total
     ---------------------------------------------------------------------------------------------
      Initial provision in September
      30, 2001                                $ 113,350     $ 4,079        $ 14,684     $ 132,113
      Non-cash charges                           (5,145)       --            (8,970)      (14,115)
      Cash charges                                 (380)        (53)         (3,836)       (4,269)
     ---------------------------------------------------------------------------------------------
      Balance at  September 30, 2001            107,825       4,026           1,878       113,729
      Non-cash charges                           (2,124)       --               (86)       (2,210)
      Cash charges                               (1,239)       (160)           (407)       (1,806)
     ---------------------------------------------------------------------------------------------
      Balance at  December 30, 2001             104,462       3,866           1,385       109,713
      Provision                                    --          --             1,595         1,595
      Non-cash charges                           (5,096)       --              --          (5,096)
      Cash charges                                 (147)       (375)         (1,581)       (2,103)
     ---------------------------------------------------------------------------------------------
      Balance at  March 31, 2002                 99,219       3,491           1,399       104,109
      Cash charges                                 (151)       (503)           (553)       (1,207)
      Other adjustments                         (13,217)       --              --         (13,217)
     ---------------------------------------------------------------------------------------------
      Balance at  June 30, 2002                  85,851       2,988             846        89,685
      Provision                                   3,378       2,761           3,251         9,390
      Non-cash charges                          (12,316)       --              (924)      (13,240)
      Cash charges                                 (484)       (502)         (1,039)       (2,025)
      Other adjustments                          (9,545)       --              --          (9,545)
     ---------------------------------------------------------------------------------------------
      Balance at  September 29, 2002             66,884       5,247           2,134        74,265
      Provision                                    --          --              (701)         (701)
      Non-cash charges                          (12,786)       --              --         (12,786)
      Cash charges                                 (419)       (582)           (799)       (1,800)
     ---------------------------------------------------------------------------------------------
      Balance at  December 29, 2002              53,679       4,665             634        58,978
      Provision                                    --          --              --            --
      Non-cash charges                          (16,046)       --              --         (16,046)
      Cash charges                                 (862)       (674)           (540)       (2,076)
      Balance at  March 30, 2003              $  36,771     $ 3,991        $     94     $  40,856
     ---------------------------------------------------------------------------------------------

Acquisition Costs

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process research and development charges. Amortization of intangible assets was $9.5 million and $10.6 million in Q1 2003 and Q1 2002, respectively. We expensed in-process research and development of $0.5 million in Q1 2002 related to the acquisition of Sahasra Networks.

Interest Income, Interest Expense and Other Income and (Expense), Net

       --------------------------------------------------------------------------------
                                                        March 31,   March 31,     %
        (In thousands)                                    2003        2002      Change
       --------------------------------------------------------------------------------
        Interest income                                 $ 3,193     $ 8,524      -62.5%
        Interest expense                                 (4,676)     (4,945)      -5.4%
        Other income and (expense), net                    (359)      2,704     -113.3%
       --------------------------------------------------------------------------------
        Interest and other income and (expense), net    $(1,842)    $ 6,283     -129.3%
       --------------------------------------------------------------------------------

Interest income, interest expense and other income and (expense), net, was ($1.8) million in Q1 2003 compared to $6.3 million in Q1 2002. The decline was predominantly due to lower interest income. Other income and (expense), net includes amortization of bond issuance costs, foreign exchange gains and losses, other non-operating items and, in Q1 2002, gain on the repurchase of our 3.75% Convertible Subordinated Notes ("3.75% Notes").

Interest income decreased $5.3 million or 62.5% for Q1 2003 versus Q1 2002 due to lower average cash and investment balances and decreased yields in Q1 2003. Our cash and investments balance (which includes cash, cash equivalents, short-term investments, long-term investments, restricted securities and restricted cash) declined $117.4 million from $354.1 million as of March 31, 2002 to $236.7 million as of March 30, 2003. Interest income in Q1 2002 included interest income related to duty refunds from the United States Customs Service.

Interest expense was $4.7 million for Q1 2003, compared to $4.9 million for Q1 2002. Interest expense is primarily associated with our 4.0% Convertible Subordinated Notes ("4.0% Notes"), issued in January 2000, due in 2005, and the 3.75% Notes, issued in June 2000, due in 2005. The decrease in interest expense in Q1 2003 compared to Q1 2002 is primarily associated with the repurchase of $12.8 million in principal of the 3.75% Notes that occurred in April 2002.

Other income and (expense), net was ($0.4) million in Q1 2003, a decline of $3.1 million from the $2.7 million recorded in 2002. In Q1 2003, Other income and (expense), net included bond amortization costs of $0.7 million, foreign exchange losses related to derivatives of $0.3 million, SunPower minority interest in SunPower net loss of $1.0 million and other miscellaneous charges of $0.4 million. The comparable fiscal 2002 period included a gain on the repurchase of bonds of $4.7 million, foreign exchange losses of $1.4 million, and bond amortization costs of $0.7 million.

Income Taxes

Our effective rates of income tax expense or (benefit) for Q1 2003 and Q1 2002 were 4.7% and (2.9%), respectively. A tax provision of $1.5 million was recorded during Q1 2003 compared to a tax benefit of $1.2 million during Q1 2002. The Q1 2003 tax provision was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management's assessment of the likelihood of realization of these benefits. On an ongoing basis, our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Liquidity and Capital Resources

During the quarter ending March 30, 2003 our cash and cash equivalents increased by $33.5 million compared to a decrease of $30.1 in the same time period last year.

       --------------------------------------------------------------------------
                                                            March 30,   March 31,
        (In thousands)                                        2003        2002
       --------------------------------------------------------------------------
        Cash, cash equivalents and short-tem investments    $150,252    $ 155,249
        Restricted cash                                       62,232       76,739
        Long-term marketable securities (1)                   24,185      122,078
        Working capital                                      305,031      332,175
        Long-term debt and capital lease obligations
        (excluding current portion)                          490,098      488,785
        Net cash flow generated from (used for)
        operating activities                                  15,220      (19,051)
       --------------------------------------------------------------------------

(1) Includes restricted securities, not available for operations, of $15.4 million and $15.6 million at March 30, 2003 and December 29, 2002, respectively, related to Cypress's key employee deferred compensation plan.

Key Components of Cash Flow

Cash generated from operations was $15.2 million in Q1 2003 compared to a use of cash of $19.1 million in Q1 2002. Most of this improvement was driven by changes in working capital.

Net cash flow from investing activities was a use of cash of $6.1 million in Q1 2003 compared to a $11.5 million source of cash in Q1 2002. This was driven by $12.0 million of lower proceeds from net investment transactions and the $13.1 million of lower proceeds from repayment of employee loans. This was offset by a decrease of capital expenditures of $8.7 million.

Net cash from financing activities was $24.4 million in the current quarter compared to ($22.6) in the same quarter of last year. During Q1 2003 we obtained $24.7 million (net) of long-term secured equipment financing due over a 3 to 4 year period. During Q1 2002 we purchased $30.7 million of our convertible debt.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending December 28, 2003. Our expected significant investment and financing cash outlays for the fiscal year ending December 28, 2003 include capital expenditures for investment in our product development and technology initiatives and investments in SunPower. The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes (the "Subordinated Notes") in the open market or in privately negotiated transactions at anytime. However, the timing and actual number of shares or principal amount to be repurchased is limited to $15.0 million, is at the discretion of management and is contingent on numerous factors including cash flow. We have $468.9 million of aggregate principal amount in subordinated notes that are due in February 2005 and July 2005 in the amount of $283.0 million and $185.9 million, respectively. The Subordinated Notes are subject to compliance with certain covenants that do not contain financial ratios. As of March 30, 2003, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the Subordinated Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

We have entered into three synthetic operating lease agreements for manufacturing and office facilities. Each of these leases requires us to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at March 30, 2003, we would have been required to make a payment and record assets totaling $61.5 million. We are required to maintain restricted cash or investments to serve as collateral for these leases. As of March 30, 2003, the amount of restricted cash recorded was $62.2 million, which was classified as a non-current asset on the consolidated balance sheet.

At December 29, 2002 we were in violation of one covenant related to one synthetic lease agreement for buildings located on the main campus in San Jose, California. During Q1 2003, we received waivers from this lessor. Furthermore, the lessor has waived compliance with all covenants through the balance of the lease period. In consideration, we agreed to an accelerated lease maturity date of July 15, 2003 for two synthetic lease agreements (San Jose main campus). The end-of-lease options described above will apply. We are currently negotiating with a new lessor to step in and purchase these buildings during the second quarter of fiscal 2003. If we are able to complete this transaction prior to the new lease maturity date, the buildings will remain off the balance sheet and be accounted for as operating leases. However, if this transaction can not be completed, we will purchase the buildings for the outstanding lease balance, utilizing the applicable restricted cash that is 100% of this obligation.

In June 1997, we borrowed 700 million yen at 2.1% from Sumitomo Bank Japan. The outstanding principal, including accrued interest, amounts to $3.9 million at March 30, 2003 and is due June 30, 2003.

In May 2002, we invested $8.7 million in convertible preferred stock of privately held SunPower Corporation ("SunPower"), a manufacturer of ultra-high-efficiency silicon solar cells. We currently own approximately 57% of SunPower on an as converted basis. We own a warrant to purchase an additional $16.0 million in convertible preferred stock in SunPower. Since we did not exercise the warrant by April 1, 2003, we are obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $400 thousand per month. Subject to certain product qualification tests, we expect to exercise the warrant in the second quarter of fiscal 2003. In Q1 2003, we loaned SunPower $2.5 million and in April 2003 we loaned an additional $1.9 million. These advances will be applied to the exercise of the warrants. SunPower will repay this amount from either the $16.0 million in proceeds received from the preferred stock or the additional financing discussed below. In addition, Cypress intends to secure financing for a loan of up to $30.0 million on behalf of SunPower in fiscal 2003. During Q1 2003 we obtained effective control and now include SunPower in our consolidated financial results.

As disclosed in Note 7, we entered into long-term loan agreements with two lenders with an aggregate principal equal to $24.7 million in Q1 2003. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts to be repaid with monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants and we were in compliance with these covenants as of March 30, 2003.

We currently plan for approximately $68 million in expenditures on equipment in fiscal 2003 and anticipate significant continuing capital expenditures in subsequent years.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $120.7 million in cash and cash equivalents that we currently have for short-term requirements, we have approximately $38.3 million in marketable debt securities that are available for future operating, financing and investing activities, for a total liquid cash and investment position of $159.0 million. We have an additional $62.2 million of restricted cash for off balance sheet financing and $15.4 million of restricted securities not available for operations (which securities are set aside in a trust for a key employee deferred compensation plan) for a total cash, investments, restricted cash and restricted securities position of $236.6 million. As of March 30, 2003 we have an unutilized shelf registration balance of $112.5 million in convertible subordinated securities from the $400.0 million shelf registration statement filed in fiscal 2000.

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

We may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, refinance and/or restructure our debt and provide us with additional flexibility to take advantage of business opportunities that arise.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require information as to the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that we have entered are disclosed in Note 6 Commitments and Contingencies.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the effect of FIN 46 on our consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. We will apply the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

Risk Factors

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, capital expenditures, future acquisitions, the financing of SunPower Corporation, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends," and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" below and elsewhere in this report.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of the downturn, our volumes initially declined and were followed by significant reductions in our average selling prices. We expect continued pressure on average selling prices in the future. As a consequence of the continued economic downturn in fiscal 2002, during the fourth quarter of fiscal 2002 we announced a restructuring plan that resized our manufacturing facilities, and reduced our workforce and combined facilities. In Q1 2003 we took an additional charge for personnel related to the Fiscal 2002 Restructuring Plan. In fiscal 2002, we recorded a charge for the impairment of goodwill and intangibles related to Silicon Light Machines as well as the impairment of certain other investments in development stage companies. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the current significant downturn, we restructured our manufacturing operations and administrative areas in Q4 2002 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. When these cycles occur, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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

Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

o     networking equipment;
o     wireless telecommunications equipment;
o     computers and computer-related peripherals; and
o     consumer electronics, automotive electronics and industrial controls.

Many of our products are incorporated into data communications and telecommunications end products. Any reduction in the growth of, or decline in the demand for, networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and results of operations. In addition, certain of our products, including Universal Serial Bus microcontrollers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically and may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

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

We are now and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management's time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot assure that our business will generate sufficient cash flows from operations to fund our cash requirements. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

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

Our headquarters, some manufacturing facilities and some of our major vendors' facilities are located near major earthquake faults. We have not been able to maintain earthquake insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment and we could suffer damages that could seriously harm our business, financial condition and results of operations.

Our business, financial condition and results of operations will be seriously harmed if we fail to compete successfully in our highly competitive industry and markets.

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

Our ability to compete successfully in the rapidly evolving high performance portion of the semiconductor technology industry depends on many factors, including:

o     our success in developing new products and manufacturing technologies;
o     the quality and price of our products;
o     the diversity of our product line;
o the cost effectiveness of our design, development, manufacturing and marketing efforts;
o     our customer service;
o     our customer satisfaction;
o     the pace at which customers incorporate our products into their systems;
o     the number and nature of our competitors and general economic conditions;
      and
o     our access to and the availability of capital.

Although we believe we currently compete effectively in the above areas to the extent they are within our control, given the pace of change in the industry, our current abilities are not a guarantee of future success. If we are unable to compete successfully in this environment, our business, financial condition and results of operations will be seriously harmed.

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

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $68.0 million in expenditures on equipment in fiscal 2003 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

International revenues accounted for 61% of our total revenues in Q1 2003. Long-lived assets are held primarily in the United States with 10% held in the Philippines and 1% in other foreign countries. Our Philippine assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations, including:

o     currency exchange fluctuations;
o     the devaluation of local currencies;
o     political instability;
o     changes in local economic conditions;
o     import and export controls; and
o     changes in tax laws, tariffs and freight rates.

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

We completed one acquisition in fiscal 2002, six acquisitions in fiscal 2001, and four acquisitions in fiscal 2000 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

o     integrating acquired technology or products;
o     integrating acquired products into our manufacturing facilities;
o     assimilating the personnel of the acquired companies;
o     coordinating and integrating geographically dispersed operations;
o     our ability to retain customers of the acquired company;
o the potential disruption of our ongoing business and distraction of management;
o     the maintenance of brand recognition of acquired businesses;
o the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;
o     unanticipated expenses related to technology integration;
o the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;
o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
o     the potential unknown liabilities associated with acquired businesses.

We may incur losses in connection with loans made under our stock purchase assistance plan.

We have outstanding loans, consisting of principal and cumulative accrued interest, of $107.1 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. (See Note 11 to our Condensed Consolidated Financial Statements included in this report for a further description of this plan.) We made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of March 30, 2003, we have a loss reserve against these loans of $16.1 million, including an increase to the reserve of $0.1 million recorded during Q1 2003. In determining this reserve requirement, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At March 30, 2003, the difference between the carrying value of the loans and the underlying common stock collateral was $53.9 million. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly. Our liquidity and results of operations would be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk and we would have increased risk to our liquidity. However, we are willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. To mitigate these risks, Cypress utilizes derivative financial instruments. Based on Cypress's overall currency rate exposure at March 30, 2003, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress's financial position, results of operations and cash flows over the next fiscal year. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress's investment portfolio, which is primarily invested in commercial paper and other similar instruments would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress's investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of a majority of Cypress's debt obligations.

Equity Options

At March 31, 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders' equity. The contracts require physical settlement and expire in June 2003. Upon expiration of the options, if Cypress's stock price is above the threshold price of $20 per share, Cypress receives a settlement value totaling $28.9 million. If Cypress's stock price is below the threshold price of $20 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. During Q1 2003, the contracts resulted in no net cash inflow.

Investments in Development Stage Companies

Cypress has also invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of March 30, 2003, Cypress had invested $25.2 million, in development stage companies, all of which could be lost if the companies are not successful.

As Cypress's equity investments generally do not permit Cypress to exert significant influence or control over the entity in which Cypress is investing, these amounts generally represent Cypress's cost of the investment, less any adjustments Cypress makes when it determines that an investment's net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, Cypress carefully considers the investee's cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that Cypress requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on its evaluation, Cypress previously recorded impairment charges related to Cypress's investments in privately held companies of $19.6 million in fiscal years 2002 and 2001. Cypress recorded no impairment charges to date in fiscal 2003.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in Cypress's reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2003, Cypress may incur additional impairments to its equity investments in privately held companies.

Stock Purchase Assistance Plan

Included in other current assets at March 30, 2003, Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $107.1 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. As of the end of fiscal 2002, the outstanding principal and cumulative accrued interest totaled $106.6 million. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of March 30, 2003 Cypress had a loss reserve against these loans of $16.1 million. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At March 30, 2003, the difference between the carrying value of the loans and the underlying common stock collateral was $53.9 million.

If there were an additional 10% decline in the stock price, the difference between the carrying value of the loans and the underlying common stock collateral would be $57.5 million. If the stock continues at the same level, or does not increase, Cypress may have to further evaluate the reserve. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employee's personal assets should the employees not repay these loans.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Cypress's principal executive officer and principal financial officer have concluded that Cypress's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Cypress in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in Cypress's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Cypress has not identified any significant deficiencies or material weaknesses in such controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Part I in Note 6 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

                                        CYPRESS SEMICONDUCTOR CORPORATION

                                        By /s/ Emmanuel Hernandez
                                           -------------------------------------
                                           Emmanuel Hernandez
                                           Vice President, Finance and
                                           Administration and
                                           Chief Financial Officer

Dated: May 12, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

                                        By /s/ T.J. Rodgers
                                           -------------------------------------
                                           President and Chief
                                           Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

                                        By /s/ Emmanuel Hernandez
                                           -------------------------------------
                                           Vice President, Finance and
                                           Administration and
                                           Chief Financial Officer