Form 10-Q/A
period 2003-03-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2003-06-19
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The total number of shares of the registrant’s common stock outstanding as of May 6, 2003 was 125,992,667.

INDEX

PART I – FINANCIAL INFORMATION

CYPRESS SEMICONDUCTOR CORPORATION

EXPLANATORY NOTE

In Note 1 to the unaudited condensed consolidated financial statements as of March 30, 2003 reported on our Form 10-Q quarterly report for the period ended March 30, 2003, Cypress previously disclosed pro forma net loss, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, of $35.4 million and $42.8 million for the three months ended March 30, 2003 and March 29, 2002, respectively. The basic and diluted pro forma loss per share was previously reported as $0.28 and $0.35 for the three months ended March 30, 2003 and March 29, 2002, respectively.

These amounts were incorrect due to an error in the extraction of data related to the number of stock options utilized to arrive at the deduction for stock-based employee compensation expense. This was discovered during the compilation of Cypress’s stock option data in preparation for the calculation of pro forma stock-based compensation expense related to the unaudited condensed consolidated financial statements for the period ended June 29, 2003. The correct pro forma loss is $40.9 million and $68.6 million for the three month periods ended March 30, 2003 and March 29, 2002, respectively. The correct pro forma loss per share is $0.33 and $0.56 for the three month periods ended March 30, 2003 and March 29, 2002, respectively.

The revised pro forma amounts, as reflected in this amended report, do not affect previously reported amounts included in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Operations or the Condensed Consolidated Statements of Cash Flows as reported in our quarterly report on Form 10-Q for the period ended March 30, 2003, nor do they affect the amounts reported in our 2002 annual report on Form 10-K for pro forma stock based compensation.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

ASSETS

	March 30, 2003	December 29, 2002

Current assets:
Cash and cash equivalents	$120,742	$87,200
Short-term investments	29,510	40,737

Total cash, cash equivalents and short-term investments	150,252	127,937
Accounts receivable, net	86,148	83,054
Inventories, net	83,889	92,721
Other current assets	208,481	210,235

Total current assets	528,770	513,947

Property, plant and equipment, net	485,886	496,566
Goodwill	324,352	321,669
Other intangible assets	81,478	89,615
Other assets	135,176	150,851

Total assets	$1,555,662	$1,572,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,929	$59,431
Accrued compensation and employee benefits	38,188	39,151
Other current liabilities	113,201	84,112
Deferred income on sales to distributors	7,747	15,774
Income taxes payable	1,674	1,292

Total current liabilities	223,739	199,760

Convertible subordinated notes	468,900	468,900
Deferred income taxes and other tax liabilities	174,179	177,404
Other long-term liabilities	37,705	52,961

Total liabilities	904,523	899,025

Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 139,164 and 139,164 issued; 125,337 and 123,743 outstanding at March 30, 2003 and December 29, 2002	1,391	1,391
Additional paid-in-capital	1,170,946	1,172,654
Deferred stock compensation	(18,400)	(25,283)
Accumulated other comprehensive income	848	2,376
Accumulated deficit	(217,443)	(155,916)

	937,342	995,222
Less: shares of common stock held in treasury, at cost; 13,827 shares and 15,421 shares at March 30, 2003 and December 29, 2002	(286,203)	(321,599)

Total stockholders’ equity	651,139	673,623

Total liabilities and stockholders’ equity	$1,555,662	$1,572,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

Revenues	$180,967	$193,155
Cost of revenues	102,573	118,266

Gross margin	78,394	74,889

Operating expenses:
Research and development	64,406	73,482
Selling, general and administrative	31,129	35,383
Restructuring costs	3,360	1,595
Acquisition-related costs	9,484	11,692

Total operating expenses	108,379	122,152

Operating loss	(29,985)	(47,263)
Interest income	3,193	8,524
Interest expense	(4,676)	(4,945)
Other income and (expense), net	(359)	2,704

Loss before income taxes	(31,827)	(40,980)
(Provision) benefit for income taxes	(1,496)	1,189

Net loss	$(33,323)	$(39,791)

Basic and diluted loss per share	$(0.27)	$(0.33)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	125,005	122,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

Cash flow from operating activities:
Net loss	$(33,323)	$(39,791)
Adjustments to reconcile net loss to net cash generated from (used for) operating activities:
Depreciation and amortization	46,871	51,574
Acquired in-process research and development	—	500
Net gain (loss) on early retirement of debt	—	(4,704)
Asset impairment and other	916	1,534
Minority interest	(979)	—
Deferred income taxes	422	12,607
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,752)	(14,097)
Inventories	8,832	6,832
Other assets	4,105	(16,741)
Accounts payable, accrued liabilities and other liabilities	(1,227)	(26,976)
Deferred income	(8,027)	9,754
Income taxes payable	382	457

Net cash flow generated from (used for) operating activities	15,220	(19,051)

Cash flow from investing activities:
Purchase of investments	(5,995)	(27,951)
Sale or maturities of investments	24,247	58,243
Cash paid for acquisitions, net	—	(582)
Acquisition of property, plant and equipment	(25,326)	(33,992)
(Issuance) repayment of notes to employees, net	—	13,058
Proceeds from the sale of equipment	1,125	2,695
Other Investment	(109)	—

Net cash flow generated from (used for) investing activities	(6,058)	11,471

Cash flow from financing activities:
Proceeds from borrowings, net of issuance costs	24,678	—
Redemption of convertible debt	—	(30,739)
Issuance of common shares	7,188	8,118
Maturity (purchase) of structured options, net	—	578
Repayment of stockholder notes receivable, net	—	384
Other long-term liabilities	(7,486)	(908)

Net cash flow generated from (used for) financing activities	24,380	(22,567)

Net increase (decrease) in cash and cash equivalents	33,542	(30,147)
Cash and cash equivalents, beginning of period	87,200	109,999

Cash and cash equivalents, end of period	$120,742	$79,852

Supplemental Disclosure of Non-Cash Information

Common stock issued for acquisitions	$—	$2,318
Customer prior advances used for equipment sale	$5,500	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 30, 2003 (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation (“Cypress”) reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three-month periods ended March 30, 2003 (“Q1 2003”) and March 31, 2002 (“Q1 2002”) each included thirteen weeks.

Basis of Presentation

In the opinion of the management of Cypress, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been reclassified to conform to current year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Statement of Financial Accounting Standard (“SFAS No.133”) Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require information as to the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that Cypress has entered are disclosed in Note 6 Commitments and Contingencies.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Cypress is evaluating the effect of FIN 46 on its consolidated financial statements which includes considerations related to Cypress’s synthetic leases (See Note 6).

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. Cypress will apply the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

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

	Three months ended

(In thousands, except per share amounts)	March 30, 2003	March 29, 2002

Net loss, as reported	$(33,323)	$(39,791)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of zero	7,594	28,812

Pro forma net loss	$(40,917)	$(68,603)

Loss per share:
Basic and diluted—as reported	$(0.27)	$(0.33)
Basic and diluted—pro forma	$(0.33)	$(0.56)

Note 2 – Consolidation of SunPower Corporation (“SunPower”)

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

Cypress owns a warrant to purchase an additional $16.0 million in convertible preferred stock (“Preferred Stock Warrant”) of SunPower. Since Cypress did not exercise the warrant by April 1, 2003, it is obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $0.4 million per month. SunPower expects to repay this amount from either the $16.0 million in proceeds received from the Preferred Stock Warrant or the additional financing discussed below. Subject to certain product qualification tests, Cypress intends to exercise the Preferred Stock Warrant in the first half of fiscal 2003.

In Q1 2003, Cypress loaned SunPower $2.5 million and in April 2003 Cypress loaned an additional $1.9 million to SunPower. These loans will be applied to the exercise price of the Preferred Stock Warrants. In addition, Cypress intends to secure financing for a loan of up to $30.0 million on behalf of SunPower in fiscal 2003.

Note 3 – Goodwill and Intangibles

Goodwill

Cypress’s goodwill is reported in the Non-memory business segment. The following is a rollforward for the goodwill balance in this segment in fiscal 2003:

(in thousands)	Balance at December 29, 2002	Reclassified	Balance at March 30, 2003

Non-memory	$321,669	$2,683	$324,352

As a result of Cypress’s consolidation of SunPower during Q1 2003, a total of $2.7 million was reclassified from other assets to goodwill.

Purchased Intangibles

The following tables present details of Cypress’s total purchased intangible assets:

As of March 30, 2003

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$192,656	$(126,434)	$66,222
Non-compete agreements	18,650	(9,798)	8,852
Patents, licenses and trademarks	6,703	(2,622)	4,081
Under market leases	1,850	(1,850)	—
Other	4,600	(2,277)	2,323

Total	$224,459	$(142,981)	$81,478

As of December 29, 2002

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$191,700	$(119,133)	$72,567
Non-compete agreements	18,650	(8,243)	10,407
Patents, licenses and trademarks	6,350	(2,233)	4,117
Under market leases	1,850	(1,850)	—
Other	4,600	(2,076)	2,524

Total	$223,150	$(133,535)	$89,615

Amortization expense for Q1 2003 of $9.5 million associated with these acquired intangibles is included in acquisition costs in the statement of operations. The estimated annual amortization expense of purchased intangible assets is as follows:

(In thousands)	Amount

2003 (remaining nine months)	$28,698
2004	32,827
2005	14,725
2006	2,635
2007	2,446
2008 and beyond	147

Total	81,478

Note 4 – Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. Cypress currently has two active restructuring plans – one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) and the other initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). Cypress recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, Cypress took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs and the Fiscal 2002 Restructuring Plan for personnel costs.

Fiscal 2002 Restructuring Plan:

On October 17, 2002, Cypress announced a restructuring plan that included the resizing of Cypress’s manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002 (“Q4 2002”), Cypress recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date, Cypress has sold equipment with a net book value of $3.3 million. The proceeds from the sales of the assets approximated their carrying values. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines, and sales offices that were closed in Europe and the United States. To date, 365 of these employees had left Cypress as part of the restructuring plan. The remaining employees are expected to leave by June 2003.

A restructuring charge of $3.4 million was recorded in Q1 2003 for additional opportunities identified as part of the personnel portion of the Fiscal 2002 Restructuring Plan. The charge relates to the severance and related employee benefit costs for the termination of approximately 150 additional employees, the majority of whom are located in the United States at Cypress’s facilities in San Jose, Texas and Minnesota. As of the end of Q1 2003, 143 of these employees had left Cypress.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the fourth quarter of fiscal 2002:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Q4 2002 Provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash charges	(50)	(524)	(5,276)	(5,850)

Balance at December 29, 2002	35,870	687	2,872	39,429
Q1 2003 Provision	—	—	3,360	3,360
Non-cash charges	(2,413)	—	—	(2,413)
Cash charges	(98)	(2)	(2,263)	(2,363)

Balance at March 30, 2003	$33,359	$685	$3,969	$38,013

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

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, Cypress removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment. Through March 30, 2003, Cypress has sold equipment with a net book value of $54.4 million. The proceeds from the sales of the assets generally approximated their carrying values. In the second and third quarters of fiscal 2002 (“Q2 2002” and “Q3 2002,” respectively), Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus Cypress’s initial assumptions at the time of the restructuring in the third quarter of 2001 (“Q3 2001”). When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to Be Disposed of.” The net effect of the asset adjustment was a credit to the restructuring costs on the statement of operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In Q1 2002, Cypress also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. Cypress continues to actively market the remaining assets held for sale.

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

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan in Q3 2001:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Initial provision in September 30, 2001	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at September 30, 2001	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—	—	(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at March 31, 2002	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Other adjustments	(13,217)	—	—	(13,217)

Balance at June 30, 2002	85,851	2,988	846	89,685
Provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Other adjustments	(9,545)	—	—	(9,545)

Balance at September 29, 2002	66,884	5,247	2,134	74,265
Provision	—	—	(701)	(701)
Non-cash charges	(12,786)	—	—	(12,786)
Cash charges	(419)	(582)	(799)	(1,800)

Balance at December 29, 2002	53,679	4,665	634	58,978
Provision	—	—	—	—
Non-cash charges	(16,046)	—	—	(16,046)
Cash charges	(862)	(674)	(540)	(2,076)

Balance at March 30, 2003	$36,771	$3,991	$94	$40,856

Note 5 – Balance Sheet Components

Inventories, Net

(In thousands)	March 30, 2003	December 29, 2002

Raw materials	$3,192	$3,185
Work-in-process	54,713	54,668
Finished goods	25,984	34,868

Inventories, net	$83,889	$92,721

Other Current Assets

(In thousands)	March 30, 2003	December 29, 2002

Employee stock purchase assistance plan, net	$91,030	$90,636
Deferred tax assets	81,918	85,041
Prepaid assets	25,914	24,962
Other current assets	9,619	9,596

Other current assets	$208,481	$210,235

Other Assets

(In thousands)	March 30, 2003	December 29, 2002

Long-term investments (1)	$24,185	$32,148
Restricted investments	62,232	62,380
Deferred tax asset	26,284	26,037
Other	22,475	30,286

Other assets	$135,176	$150,851

(1)	Includes restricted securities, not available for operations, of $15.4 million and $15.6 million at March 30, 2003 and December 29, 2002, respectively, related to Cypress’s key employee deferred compensation plan.

Other Current Liabilities

(In thousands)	March 30, 2003	December 29, 2002

Customer advances	$32,111	$3,950
Interest payable	3,644	8,216
Deferred employee compensation	22,124	22,240
Accrued royalties	4,500	4,098
Short-term debt	11,491	4,212
Accrued rep commissions	4,038	4,291
Other	35,293	37,105

Other current liabilities	$113,201	$84,112

Note 6 – Commitments and Contingencies

As more fully discussed in Note 1, Cypress applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of March 30, 2003, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. Cypress maintains self insurance for certain liabilities of its officers and directors. The following is a description of significant arrangements in which Cypress is a guarantor.

Indemnification Obligations

Cypress is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Cypress, under which Cypress customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by Cypress is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Cypress to challenge the other party’s claims. Further, Cypress’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Cypress may have recourse against third parties for certain payments made by it under these agreements.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Cypress’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Cypress under these agreements did not have a material effect on its business, financial condition or results of operations. Cypress believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

Product Warranties

Cypress estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Cypress’s warranty accrual are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty costs have historically been insignificant.

SunPower Corporation

See Note 2 for discussion of Cypress’s funding obligations to SunPower.

Synthetic Lease Transactions

Cypress has entered into three synthetic operating lease agreements for manufacturing and office facilities. Each of these leases requires Cypress to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If Cypress had exercised its right to purchase all the properties subject to these leases at March 30, 2003, Cypress would have been required to make a payment and record assets totaling $61.5 million. Cypress’s management believes that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to Cypress currently exists. Cypress is required to maintain restricted cash or investments to serve as collateral for these leases. As of March 30, 2003, the amount of restricted cash recorded was $62.2 million, which was classified as a non-current asset on the consolidated balance sheet.

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

Note 7 – Debt and Equity Transactions

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

Collateralized Debt Instruments

During Q1 2003 Cypress entered into long-term loan agreements with two lenders with an aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at Cypress’s U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial covenants. Cypress was in compliance with these covenants as of March 30, 2003.

Note 8 – Comprehensive Income and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	March 30, 2003	December 29, 2002

Accumulated net unrealized gain (loss) on available for sale investments	$(258)	$1,033
Accumulated net unrealized gain on derivatives	1,106	1,343

Total accumulated other comprehensive income	$848	$2,376

The components of comprehensive income (loss) for the three months ended, net of tax, were as follows:

(In thousands)	March 30, 2003	March 29, 2002

Net loss	$(33,323)	$(39,791)
Unrealized gain (loss) on available for sale securities	(1,291)	(1,291)
Unrealized gain (loss) on derivatives	(237)	—

Comprehensive loss	$(34,851)	$(41,082)

Note 9 – Foreign Currency Derivatives

Cypress purchases capital equipment using foreign currencies and has foreign subsidiaries that operate and sell Cypress’s products in various global markets. As a result, Cypress is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts, to manage the exposures associated with forecasted purchases of equipment and net asset or liability positions. Cypress does not enter into derivative financial instruments for speculative or trading purposes.

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

Note 10 – Income Taxes

Cypress’s effective rates of income tax expense or (benefit) for Q1 2003 and Q1 2002 were 4.7% and (2.9%), respectively. A tax provision of $1.5 million was recorded during Q1 2003 compared to a tax benefit of $1.2 million during Q1 2002. The Q1 2003 tax provision was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. On an ongoing basis, Cypress’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Note 11 – 2001 Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (the “Plan”). The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. Each loan was evidenced by a full recourse, promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds from the loan(s), the proceeds of the sale must first be used to repay the interest and then the principal on the loan(s) before being received by the Plan participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, who are also named corporate officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually. As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense of $1.3 million in Q1 2003 and $1.0 million in Q1 2002 to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at March 30, 2003 totaled $6.9 million. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of March 30, 2003, loans (including accrued interest) outstanding under the Plan net of loss reserve were $91.0 million, as compared to $90.6 million at December 29, 2002. This balance is classified on the consolidated balance sheet within other current assets. Cypress has established a loss reserve which represents an amount for estimated uncollectible balances, with changes in the loss reserve recognized Selling, general and administrative. In determining this loss reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. To date, there have been immaterial write-offs. At March 30, 2003 and December 29, 2002, the loss reserve was $16.1 million and $16.0 million, respectively. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

Note 12 – Segment Reporting

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

In October 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications market segments. The Wide Area Networks (“WAN”) and Storage Area Networks (“SAN”) divisions help to provide product definition in the networking arena. Similarly, the Wireless Terminals (“WIT”) and Wireless Infrastructure (“WIN”) divisions help focus Cypress’s efforts in the wireless space. The Computation and Consumer market segment includes products used in computers, peripherals and other applications. Cypress periodically reviews its customer and product portfolio and makes corresponding changes to its segment data alignment as appropriate. Based on that review, during Q1 2003, Cypress began disclosing its subsidiaries, Silicon Light Machines, Silicon Magnetic Systems, Cypress Microsystems, and SunPower Corporation, as a separate segment called Cypress Subsidiaries. The prior year market segment data has been restated to conform with current presentation. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development (“R&D”) spending.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding acquisition-related restructuring costs and interest and other income and (expense), net.

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at

Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (“Fab 4”). Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (“Fab 2”), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as Cypress’s OC-48 Serializer/Deserializer SERDES device for optical communications systems.

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

Business Segment Net Revenues

	Three months ended

(In thousands)	March 30, 2003	March 31, 2002

Memory	$67,810	$73,037
Non-memory	113,157	120,118

Total consolidated revenues	$180,967	$193,155

Business Segment Income (Loss) before Provision for Income Taxes

	Three months ended

(In thousands)	March 30, 2003	March 31, 2002

Memory	$(7,254)	$(8,699)
Non-memory	(9,887)	(25,277)
Restructuring and acquisition costs	(12,844)	(13,287)
Interest income	3,193	8,524
Interest expense	(4,676)	(4,945)
Other income and (expense), net	(359)	2,704

Income (loss) before provision for income taxes	$(31,827)	$(40,980)

Market Segment Information

Cypress does not allocate interest income and expense, income taxes, acquisition costs or non-recurring items to segments. Cypress does not allocate assets to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

	Three months ended

(In thousands)	March 30, 2003	March 31, 2002

Wide area networks / storage area networks	$55,617	$61,012
Wireless terminals / wireless infrastructure	57,491	59,126
Computation and consumer	60,365	69,168
Cypress subsidiaries	7,494	3,849

Total consolidated revenues	$180,967	$193,155

Market Segment Income (Loss) Before Provision for Income Taxes

	Three months ended

(In thousands)	March 30, 2003	March 31, 2002

Wide area networks / storage area networks	$(10,710)	$(16,839)
Wireless terminals / wireless infrastructure	(2,146)	(10,259)
Computation and consumer	2,430	(50)
Cypress subsidiaries	(6,715)	(6,828)
Restructuring and acquisition costs	(12,844)	(13,287)
Interest income	3,193	8,524
Interest expense	(4,676)	(4,945)
Other income and (expense), net	(359)	2,704

Income (loss) before provision for income taxes	$(31,827)	$(40,980)

Note 13 – Earnings (Loss) Per Share

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

Results of Operations

Business Segment Net Revenues

Revenues for the fiscal quarter ended March 30, 2003 (“Q1 2003”) were $181.0 million, a decrease of $12.2 million or 6.3% compared to revenues for the fiscal quarter ended March 31, 2002 (“Q1 2002”) of $193.2 million. We derive our revenues from the sale of Memory products and Non-memory products, which are targeted primarily to the data communications, wireless, computation and consumer markets. Revenues in both markets were adversely affected in Q1 2003 and Q1 2002 by the economic slowdown in both the semiconductor market and the global economy in general.

	Three months ended

(In thousands)	March 30, 2003	March 31, 2002	% Change

Memory	$67,810	$73,037	–7.2%
Non-memory	113,157	120,118	–5.8%

Total consolidated revenues	$180,967	$193,155	–6.3%

Revenues from the sale of Memory products for Q1 2003 decreased $5.2 million or 7.2% versus revenues from the sale of these products for Q1 2002. Memory product units decreased 3.8% in Q1 2003 compared to Q1 2002 with all of the decrease coming from our Fast Asynchronous Static Random Access Memory (“SRAM”) family of products. In Q1 2003 average selling prices (“ASPs”) decreased although the average density (Mbits/unit) of SRAM products sold continued to increase from both Q4 2002 and Q1 2002. We use average ASP/Mbit as an indication of the magnitude of price change for Memory products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined by 37.9% in Q1 2003 compared to Q1 2002, while total megabits sold increased by 33.0% in the same period.

Revenues from the sale of Non-memory products for Q1 2003 decreased $7.0 million or 5.8% versus revenues from the sale of these products for Q1 2002. Non-memory product unit sales remained flat compared to Q1 2002 reflecting an increase in unit sales from our Universal Serial Bus (“USB”) family of products, Neuron, and adoption of our multi-PORT and network search engine (“NSEs”) products offset by reduced demand for our programmable-logic devices (“PLDs”) and Programmable Clocks.

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

The Non-memory products gross margin also improved due to a shift to higher margin multi-Port and physical layer (“PHY”) product sales in Q1 2003 as compared to Q1 2002.

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

Research and Development

	Three months ended

(In thousands)	March 30, 2003	March 31, 2002	% Change

Revenues	$180,967	$193,155	–6.3%
Research and development	64,406	73,482	–12.4%
R&D as a percent of revenues	35.6%	38.0%

Research and development (“R&D”) expenditures in Q1 2003 decreased from the same quarter in fiscal 2002 due to closing down of design centers in Scotts Valley, Boston, Georgia and Minnesota and also design and technology related headcount reductions in San Jose, Texas, Colorado, and the United Kingdom. We believe that our future success will depend on our ability to develop and introduce new products that will compete effectively on the basis of price, performance, and ability to address customer needs. Our process technology research focuses primarily on the continuous migration to smaller geometries. During Q1 2003 we continued ramping our latest 0.13-micron technology in manufacturing. We are simultaneously transferring our 90 nanometer technology from our eight-inch R&D facility in San Jose, California (“Fab 1”) to our eight-inch manufacturing facility in Minnesota (“Fab 4”).

During Q1 2003, we recorded $6.0 million in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions as compared to $11.9 million in Q1 2002. The decrease in acquisition related compensation charges is attributed to the reduction in deferred compensation amortization and milestones not being achieved in Q1 2003.

Selling, General and Administrative

	Three months ended

(In thousands)	March 30, 2003	March 31, 2002	% Change

Revenues	$180,967	$193,155	–6.3%
Selling, general and administrative	31,129	35,383	–12.0%
SG&A as a percent of revenues	17.2%	18.3%

Selling, general and administrative (“SG&A”) expenses in Q1 2003 decreased from Q1 2002 due to reduced labor charges, decreased commission and travel expenses and decreases in general spending levels. The reduction is the result of both the effects of the restructuring efforts in fiscal 2003 and fiscal 2002 and the decline in the revenue.

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

Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. We currently have two active restructuring plans – one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) and the other initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). We recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, we took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs and the Fiscal 2002 Restructuring Plan for personnel costs.

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

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the fourth quarter of fiscal 2002:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Q4 02 Provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash charges	(50)	(524)	(5,276)	(5,850)

Balance at December 29, 2002	35,870	687	2,872	39,429
Q1 03 Provision	—	—	3,360	3,360
Non-cash charges	(2,413)	—	—	(2,413)
Cash charges	(98)	(2)	(2,263)	(2,363)

Balance at March 30, 2003	$33,359	$685	$3,969	$38,013

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

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, we removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. we have actively marketed the equipment. Through March 30, 2003, we have sold equipment with a net book value of $54.4 million. The proceeds from the sales of the assets generally approximated their carrying values. In the second and third quarters of fiscal 2002, we placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the Q3 2001 restructuring. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by Statement of Financial Accounting Standard No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The net effect of the asset adjustment was a credit to the restructuring line on the Statement of Operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In Q1 2002, we also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. We continue to actively market the remaining assets held for sale.

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

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the third quarter of fiscal 2001:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Initial provision in September 30, 2001	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at September 30, 2001	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—	—	(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at March 31, 2002	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Other adjustments	(13,217)	—	—	(13,217)

Balance at June 30, 2002	85,851	2,988	846	89,685
Provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Other adjustments	(9,545)	—	—	(9,545)

Balance at September 29, 2002	66,884	5,247	2,134	74,265
Provision	—	—	(701)	(701)
Non-cash charges	(12,786)	—	—	(12,786)
Cash charges	(419)	(582)	(799)	(1,800)

Balance at December 29, 2002	53,679	4,665	634	58,978
Provision	—	—	—	—
Non-cash charges	(16,046)	—	—	(16,046)
Cash charges	(862)	(674)	(540)	(2,076)
Balance at March 30, 2003	$36,771	$3,991	$94	$40,856

Acquisition Costs

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process research and development charges. Amortization of intangible assets was $9.5 million and $10.6 million in Q1 2003 and Q1 2002, respectively. We expensed in-process research and development of $0.5 million in Q1 2002 related to the acquisition of Sahasra Networks.

Interest Income, Interest Expense and Other Income and (Expense), Net

(In thousands)	March 31, 2003	March 31, 2002	% Change

Interest income	$3,193	$8,524	–62.5%
Interest expense	(4,676)	(4,945)	–5.4%
Other income and (expense), net	(359)	2,704	–113.3%

Interest and other income and (expense), net	$(1,842)	$6,283	–129.3%

Interest income, interest expense and other income and (expense), net, was ($1.8) million in Q1 2003 compared to $6.3 million in Q1 2002. The decline was predominantly due to lower interest income. Other income and (expense), net includes amortization of bond issuance costs, foreign exchange gains and losses, other non-operating items and, in Q1 2002, gain on the repurchase of our 3.75% Convertible Subordinated Notes (“3.75% Notes”).

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

Interest expense was $4.7 million for Q1 2003, compared to $4.9 million for Q1 2002. Interest expense is primarily associated with our 4.0% Convertible Subordinated Notes (“4.0% Notes”), issued in January 2000, due in 2005, and the 3.75% Notes, issued in June 2000, due in 2005. The decrease in interest expense in Q1

2003 compared to Q1 2002 is primarily associated with the repurchase of $12.8 million in principal of the 3.75% Notes that occurred in April 2002.

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

Liquidity and Capital Resources

During the quarter ending March 30, 2003 our cash and cash equivalents increased by $33.5 million compared to a decrease of $30.1 million in the same time period last year.

(In thousands)	March 30, 2003	March 31, 2002

Cash, cash equivalents and short-tem investments	$150,252	$155,249
Restricted cash	62,232	76,739
Long-term marketable securities (1)	24,185	122,078
Working capital	305,031	332,175
Long-term debt and capital lease obligations (excluding current portion)	490,098	488,785
Net cash flow generated from (used for) operating activities	15,220	(19,051)

(1)	Includes restricted securities, not available for operations, of $15.4 million and $15.6 million at March 30, 2003 and December 29, 2002, respectively, related to Cypress’s key employee deferred compensation plan.

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

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending December 28, 2003. Our expected significant investment and financing cash outlays for the fiscal year ending December 28, 2003 include capital expenditures for investment in our product development and technology initiatives and investments in SunPower. The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes (the “Subordinated Notes”) in the open market or in privately negotiated transactions at anytime. However, the timing and actual number of shares or principal amount to be repurchased is limited to $15.0 million, is at the discretion of management and is contingent on numerous factors including cash flow. We have $468.9 million of aggregate principal amount in subordinated notes that are due in February 2005 and July 2005 in the amount of $283.0 million and $185.9 million, respectively. The Subordinated Notes are subject to compliance with certain covenants that do not contain financial ratios. As of March 30, 2003, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the Subordinated Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

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

In May 2002, we invested $8.7 million in convertible preferred stock of privately held SunPower Corporation (“SunPower”), a manufacturer of ultra-high-efficiency silicon solar cells. We currently own approximately 57% of SunPower on an as converted basis. We own a warrant to purchase an additional $16.0 million in convertible preferred stock in SunPower. Since we did not exercise the warrant by April 1, 2003, we are obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $400 thousand per month. Subject to certain product qualification tests, we expect to exercise the warrant in the second quarter of fiscal 2003. In Q1 2003, we loaned SunPower $2.5 million and in April 2003 we loaned an additional $1.9 million. These advances will be applied to the exercise of the warrants. SunPower will repay this amount from either the $16.0 million in proceeds received from the preferred stock or the additional financing discussed below. In addition, Cypress intends to secure financing for a loan of up to $30.0 million on behalf of SunPower in fiscal 2003. During Q1 2003 we obtained effective control and now include SunPower in our consolidated financial results.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 are effective as of December 31, 2002, and require information as to the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that we have entered are disclosed in Note 6 Commitments and Contingencies.

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

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. We will apply the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

Risk Factors

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, capital expenditures, future acquisitions, the financing of SunPower Corporation, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” below and elsewhere in this report.

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

Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

  networking equipment;
  wireless telecommunications equipment;
  computers and computer-related peripherals; and
  consumer electronics, automotive electronics and industrial controls.

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

Our ability to compete successfully in the rapidly evolving high performance portion of the semiconductor technology industry depends on many factors, including:

  our success in developing new products and manufacturing technologies;
  the quality and price of our products;
  the diversity of our product line;
  the cost effectiveness of our design, development, manufacturing and marketing efforts;
  our customer service;
  our customer satisfaction;
  the pace at which customers incorporate our products into their systems;
  the number and nature of our competitors and general economic conditions; and
  our access to and the availability of capital.

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

  currency exchange fluctuations;
  the devaluation of local currencies;
  political instability;
  changes in local economic conditions;
  import and export controls; and
  changes in tax laws, tariffs and freight rates.

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

  integrating acquired technology or products;
  integrating acquired products into our manufacturing facilities;
  assimilating the personnel of the acquired companies;
  coordinating and integrating geographically dispersed operations;
  our ability to retain customers of the acquired company;
  the potential disruption of our ongoing business and distraction of management;
  the maintenance of brand recognition of acquired businesses;
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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. To mitigate these risks, Cypress utilizes derivative financial instruments. Based on Cypress’s overall currency rate exposure at March 30, 2003, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress’s financial position, results of operations and cash flows over the next fiscal year. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress’s investment portfolio, which is primarily invested in commercial paper and other similar instruments would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of a majority of Cypress’s debt obligations.

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

As Cypress’s equity investments generally do not permit Cypress to exert significant influence or control over the entity in which Cypress is investing, these amounts generally represent Cypress’s cost of the investment, less any adjustments Cypress makes when it determines that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, Cypress carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that Cypress requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on its evaluation, Cypress previously recorded impairment charges related to Cypress’s investments in privately held companies of $19.6 million in fiscal years 2002 and 2001. Cypress recorded no impairment charges to date in fiscal 2003.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in Cypress’s reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2003, Cypress may incur additional impairments to its equity investments in privately held companies.

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

If there were an additional 10% decline in the stock price, the difference between the carrying value of the loans and the underlying common stock collateral would be $57.5 million. If the stock continues at the same level, or does not increase, Cypress may have to further evaluate the reserve. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employee’s personal assets should the employees not repay these loans.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Cypress’s principal executive officer and principal financial officer have concluded that Cypress’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Cypress in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.
There were no significant changes in Cypress’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Cypress has not identified any significant deficiencies or material weaknesses in such controls, and therefore there were corrective actions taken.

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

Emmanuel Hernandez Vice President, Finance and Administration and Chief Financial Officer

Dated: June 19, 2003

CERTIFICATION OF QUARTERLY REPORT

I, T.J. Rodgers, certify that:
1.	I have reviewed this quarterly report on Form 10-Q/A of Cypress Semiconductor Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 19, 2003

By	/s/ T.J. Rodgers

President and Chief Executive Officer

CERTIFICATION OF QUARTERLY REPORT

I, Emmanuel Hernandez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Cypress Semiconductor Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 19, 2003

By	/s/ Emmanuel Hernandez

Vice President, Finance and Administration and Chief Financial Officer