Form 10-Q
period 2003-06-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2003-08-12
CIK 791915

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

                  For the quarterly period ended June 29, 2003

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

The total number of shares of the registrant's common stock outstanding as of August 5, 2003 was 118,320,440.

================================================================================

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................    3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   20

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   36

Item 4. Controls and Procedures ...........................................   38

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   38

Item 2. Changes in Securities and Use of Proceeds .........................   38

Item 3. Defaults Upon Senior Securities ...................................   38

Item 4. Submission of Matters to a Vote of Security Holders ...............   38

Item 5. Other Information .................................................   39

Item 6. Exhibits and Reports on Form 8-K ..................................   39

Signatures ................................................................   40

Certifications of Quarterly Report ........................................   41

ITEM 1. FINANCIAL STATEMENTS

                        CYPRESS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                            June 29,      December 29,
                                                                              2003            2002
                                                                            --------      ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................................   $   481,908    $    87,200
  Short-term investments ...............................................        29,385         40,737
                                                                           -----------    -----------
          Total cash, cash equivalents and short-term investments ......       511,293        127,937
  Accounts receivable, net .............................................        92,996         83,054
  Inventories, net .....................................................        81,100         92,721
  Other current assets .................................................       207,270        210,235
                                                                           -----------    -----------
          Total current assets .........................................       892,659        513,947
                                                                           -----------    -----------
Property, plant and equipment, net .....................................       464,618        496,566
Goodwill ...............................................................       321,981        321,669
Other intangible assets ................................................        72,149         89,615
Other assets ...........................................................       173,999        150,851
                                                                           -----------    -----------
Total assets ...........................................................   $ 1,925,406    $ 1,572,648
                                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................   $    64,466    $    59,431
  Accrued compensation and employee benefits ...........................        39,313         39,151
  Other current liabilities ............................................       103,418         84,112
  Current portion of long-term debt ....................................       332,416              0
  Deferred income on sales to distributors .............................         6,448         15,774
  Income taxes payable .................................................         1,585          1,292
                                                                           -----------    -----------
          Total current liabilities ....................................       547,646        199,760
                                                                           -----------    -----------
Convertible subordinated notes .........................................       668,652        468,900
Deferred income taxes and other tax liabilities ........................       172,576        177,404
Other long-term liabilities ............................................        33,993         52,961
                                                                           -----------    -----------
          Total liabilities ............................................     1,422,867        899,025
                                                                           -----------    -----------
Commitments and contingencies (See Note 6) Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none
     issued and outstanding ............................................            --             --
Common stock, $.01 par value, 650,000 and 650,000 shares authorized;
   139,164 and 139,164 issued; 116,716 and 123,743 outstanding at June
   29, 2003 and December 29, 2002 ......................................         1,391          1,391
Additional paid-in-capital .............................................     1,115,522      1,172,654
Deferred stock compensation ............................................        (9,506)       (25,283)
Accumulated other comprehensive income .................................         5,943          2,376
Accumulated deficit ....................................................      (242,286)      (155,916)
                                                                           -----------    -----------
                                                                               871,064        995,222
Less: shares of common stock held in treasury, at cost;  22,448 shares
and 15,421 shares at June 29, 2003 and December 29, 2002 ...............      (368,525)      (321,599)
                                                                           -----------    -----------
          Total stockholders' equity ...................................       502,539        673,623
                                                                           -----------    -----------
  Total liabilities and stockholders' equity ...........................   $ 1,925,406    $ 1,572,648
                                                                           ===========    ===========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      Three months ended        Six months ended
                                                                    ----------------------    ----------------------
                                                                    June 29,     June 30,     June 29,     June 30,
                                                                      2003         2002         2003         2002
                                                                    ---------    ---------    ---------    ---------
Revenues ........................................................   $ 203,116    $ 202,121    $ 384,083    $ 395,276
Cost of revenues ................................................     106,448      110,852      209,021      229,118
                                                                    ---------    ---------    ---------    ---------
Gross margin ....................................................      96,668       91,269      175,062      166,158

Operating expenses:
     Research and development ...................................      64,208       80,119      128,614      153,601
     Selling, general and administrative ........................      31,811       35,362       62,940       70,745
     Restructuring ..............................................        (185)     (10,305)       3,175       (8,710)
     Acquisition-related costs ..................................       9,346        9,795       18,830       21,487
                                                                    ---------    ---------    ---------    ---------
         Total operating expenses ...............................     105,180      114,971      213,559      237,123
                                                                    ---------    ---------    ---------    ---------
Operating loss ..................................................      (8,512)     (23,702)     (38,497)     (70,965)
Interest income .................................................       5,131        3,835        8,324       12,359
Interest expense ................................................      (5,130)      (4,684)      (9,806)      (9,629)
Other income and (expense), net .................................      (3,721)      (1,527)      (4,080)       1,177
                                                                    ---------    ---------    ---------    ---------
Loss before income taxes ........................................     (12,232)     (26,078)     (44,059)     (67,058)
Provision for income taxes ......................................        (206)      (1,983)      (1,702)        (794)
                                                                    ---------    ---------    ---------    ---------
         Net loss ...............................................   $ (12,438)   $ (28,061)   $ (45,761)   $ (67,852)
                                                                    =========    =========    =========    =========

Basic and diluted net loss per share ............................   $   (0.10)   $   (0.23)   $   (0.37)   $   (0.55)

Weighted average common and common equivalent shares outstanding:
         Basic and diluted ......................................     122,941      122,964      123,973      122,543

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                           ----------------------
                                                                            June 29,    June 30,
                                                                              2003        2002
                                                                           ---------    ---------
Cash flow from operating activities:
     Net loss ..........................................................   $ (45,761)   $ (67,852)
     Adjustments to reconcile net loss to net cash
         generated from (used for) operating activities:
     Depreciation and amortization .....................................      84,097       84,797
     Amortization of deferred stock compensation .......................       9,100       20,421
     (Gain) loss on sales of property, plant and equipment, net ........         138         (368)
     Employee stock purchase assistance plan interest ..................      (1,566)      (2,612)
     Acquired in-process research and development ......................          --          500
     Net (gain) loss on early retirement of debt .......................         802       (5,946)
     Unrealized (gain) loss on foreign currency derivatives ............       1,558         (503)
     Asset impairment and other ........................................       1,269        2,101
     Restructuring .....................................................        (185)     (10,650)
     Minority interest .................................................      (1,045)          --
     Deferred income taxes .............................................         422       (4,761)
     Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable ...........................................      (9,600)     (15,463)
         Inventories ...................................................      11,621       (6,062)
         Other assets ..................................................       4,010       (3,420)
         Accounts payable, accrued liabilities and other liabilities ...      (9,161)      (6,149)
         Deferred income ...............................................      (9,326)       7,032
         Income taxes payable ..........................................         293          102
                                                                           ---------    ---------
             Net cash  generated from (used for) operating activities ..      36,666       (8,833)
                                                                           ---------    ---------
Cash flow from investing activities:
     Purchase of investments ...........................................     (35,092)     (31,443)
     Sale or maturities of investments .................................      36,275      123,886
     Cash refunded  from (used for) acquisitions, net ..................       1,474         (582)
     Acquisition of property, plant and equipment ......................     (36,726)     (89,387)
     (Issuance) repayment of notes to employees, net ...................         152       16,569
     Proceeds from the sale of equipment ...............................       1,775          203
     Other investment ..................................................      (2,253)     (24,832)
                                                                           ---------    ---------
             Net cash generated from (used for) investing activities ...     (34,395)      (5,586)
                                                                           ---------    ---------
Cash flow from financing activities:
     Proceeds from borrowings, net of issuance costs ...................      24,678           --
     Proceeds from issuance of convertible debt, net of issuance costs .     581,550           --
     Redemption of convertible debt ....................................     (75,058)     (42,124)
     Issuance (repurchase) of common shares, net .......................     (87,519)      15,354
     Purchase  of call spread on common stock ..........................     (49,300)          --
     Premiums received from stock put options ..........................          --          198
     Maturity of structured options, net ...............................          --        1,574
     Issuance (repayment) of stockholder notes receivable, net .........          60         (257)
     Other long-term liabilities .......................................      (1,974)      (1,548)
                                                                           ---------    ---------
             Net cash generated from (used for) financing activities ...     392,437      (26,803)
                                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents ...................     394,708      (41,222)
                                                                           ---------    ---------
Cash and cash equivalents, beginning of period .........................      87,200      109,999
                                                                           ---------    ---------
Cash and cash equivalents, end of period ...............................   $ 481,908    $  68,777
                                                                           =========    =========

Supplemental Disclosure of Non-Cash Information

Common stock issued for acquisitions ...................................   $      --    $   2,318
Customer prior advances used for equipment sale ........................   $   5,500    $      --

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 29, 2003
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation ("Cypress") reports on a fiscal year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three month periods ended June 29, 2003 ("Q2 2003"), March 30, 2003 ("Q1 2003"), June 30, 2002 ("Q2 2002") and March 31, 2002 ("Q1 2002") all
included thirteen weeks.

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

The results of operations for the three and six months ended June 29, 2003 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Cypress has not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. On June 27, 2003, Cypress entered into a new operating lease to refinance the old ones (see Note 6). The company refinanced these leases in a manner that best met its financing strategy. The new operating leases are not subject to the consolidation provisions of FIN 46. Cypress is evaluating the effect on its condensed consolidated financial statements of arrangements created prior to February 1, 2003. Cypress does not expect to identify any significant variable interest entities that would be consolidated.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. Cypress will apply the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the condensed consolidated financial statements related to SFAS 150 for the six months ended June 29, 2003. Cypress does not expect the application of SFAS 150 to have a material effect on its condensed consolidated financial statements.

Accounting for Stock-Based Compensation

Cypress has a number of stock-based employee compensation plans. Cypress accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The following table illustrates the effect on net loss and loss per share if Cypress had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.

                                                           Three months ended               Six months ended
-------------------------------------------------------------------------------------------------------------------
                                                         June 29,        June 30,        June 29,        June 30,
(In thousands, except per share amounts)                   2003            2002            2003            2002
-------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                  $    (12,438)   $    (28,061)   $    (45,761)   $    (67,852)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effect of zero                18,493          28,367          25,604          57,139
                                                       ------------    ------------    ------------    ------------
Pro forma net loss                                     $    (30,931)   $    (56,428)   $    (71,365)   $   (124,991)
                                                       ============    ============    ============    ============

Loss per share:
Basic and diluted--as reported                         $      (0.10)   $      (0.23)   $      (0.37)   $      (0.55)
Basic and diluted--pro forma                           $      (0.25)   $      (0.46)   $      (0.58)   $      (1.02)
-------------------------------------------------------------------------------------------------------------------

Note 2 - Consolidation of SunPower Corporation ("SunPower")

Cypress gained effective control over SunPower in Q1 2003. As a result, effective the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights of the minority shareholders. Cypress and its Chief Executive Officer ("CEO") own preferred stock of SunPower which is convertible into common stock. As of June 29, 2003, Cypress and its CEO own approximately 57% and 6%, respectively, of SunPower on an as converted basis.

Minority interest in the losses of SunPower are included in other income and (expense), net. In Q2 2003, the minority shareholders' share of losses in SunPower was limited to their investment balance in SunPower and Cypress absorbed a higher proportion of SunPower losses in the amount of $1.0 million. As the minority shareholder's investment in SunPower, which was included in other long-term liabilities, has been reduced to zero at the end of Q2 2003, any future losses attributable to the minority shareholders' of SunPower will be born solely by Cypress. The minority interest in losses of SunPower was $0.1 million and $1.0 million for the three and six-month periods ended Q2 2003, respectively. Pro forma statement of operations information has not been presented because the effect of the SunPower consolidation was not material.

Cypress owns a warrant to purchase an additional $16.0 million in convertible preferred stock ("Preferred Stock Warrant") of SunPower. Since Cypress did not exercise the warrant by April 1, 2003, it is obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $0.4 million per month. As of June 29, 2003,

Cypress had loaned SunPower $1.2 million bearing interest at the applicable federal rate in accordance with this obligation. Subject to certain product qualification tests, Cypress intends to exercise the Preferred Stock Warrant in the second half of fiscal 2003.

In Q1 2003, Cypress loaned SunPower $2.5 million. SunPower will be repaying the loan monthly through 2008. In addition, Cypress intends to secure financing for a loan of up to $30.0 million on behalf of SunPower in the third quarter of fiscal 2003 ("Q3 2003"). As of June 29, 2003, Cypress had advanced $3.5 million against this future facility. Subsequent to June 29, 2003, Cypress advanced an additional $8.2 million.

Note 3 - Goodwill and Intangibles

Goodwill

Cypress's goodwill is reported in the Non-memory business segment. The following is a rollforward for the goodwill balance in this segment in fiscal 2003:

                     Balance at                                    Balance at
                    December 29,                                    June 29,
(in thousands)         2002        Reclassified       Other          2003
                    ---------------------------------------------------------
Non-memory           $321,669          $2,683        $(2,371)       $321,981

As a result of Cypress's consolidation of SunPower during Q1 2003, a total of $2.7 million was reclassified from Other assets to Goodwill. Other represents other miscellaneous adjustments to goodwill primarily as a result of Cypress's prior acquisition escrow closings.

Purchased Intangibles

The following tables present details of Cypress's total purchased intangible assets:

As of June 29, 2003
----------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
(In thousands)                                              Gross                Amortization                  Net
----------------------------------------------------------------------------------------------------------------------
Purchased technology                                    $      192,656           $   (133,667)            $     58,989
Non-compete agreements                                          18,650                (11,307)                   7,343
Patents, licenses and trademarks                                 6,703                 (3,010)                   3,693
Other                                                            4,600                 (2,476)                   2,124
----------------------------------------------------------------------------------------------------------------------
    Total                                               $      222,609           $   (150,460)            $     72,149
----------------------------------------------------------------------------------------------------------------------

As of December 29, 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
(In thousands)                                              Gross                Amortization                  Net
----------------------------------------------------------------------------------------------------------------------
Purchased technology                                    $      191,700           $   (119,133)            $     72,567
Non-compete agreements                                          18,650                 (8,243)                  10,407
Patents, licenses and trademarks                                 6,350                 (2,233)                   4,117
Under market leases                                              1,850                 (1,850)                      --
Other                                                            4,600                 (2,076)                   2,524
----------------------------------------------------------------------------------------------------------------------
    Total                                               $      223,150           $   (133,535)            $     89,615
----------------------------------------------------------------------------------------------------------------------

Amortization expense for Q2 2003 and the six months ended June 29, 2003 of $9.3 million and $18.8 million, respectively, associated with these acquired intangibles is included in acquisition-related costs in the condensed consolidated statement of operations. The estimated annual amortization expense of purchased intangible assets is as follows:

----------------------------------------------------------------------
(In thousands)                                               Amount
----------------------------------------------------------------------
2003 (remaining six months)                            $        19,132
2004                                                            32,924
2005                                                            14,833
2006                                                             2,667
2007                                                               471
2008 and beyond                                                  2,122
----------------------------------------------------------------------
Total                                                  $        72,149
----------------------------------------------------------------------

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

Fiscal 2002 Restructuring Plan:

On October 17, 2002, Cypress announced a restructuring plan that included the resizing of Cypress's manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002 ("Q4 2002"), Cypress recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date, Cypress has disposed of equipment with a net book value of $7.3 million. The net book value of the remaining unsold equipment as of June 29, 2003 was $30.7 million. The proceeds from the sales of the assets approximated their carrying values. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines and sales offices that were closed in Europe and the United States. As of the end of Q2 2003, all of these employees had left Cypress.

A restructuring charge of $3.4 million was recorded in Q1 2003 for additional opportunities identified as part of the personnel portion of the Fiscal 2002 Restructuring Plan. The charge relates to the severance and related employee benefit costs for the termination of approximately 150 additional employees, the majority of whom were located in the United States at Cypress's facilities in San Jose, Texas and Minnesota. As of the end of Q2 2003, all of these employees had left Cypress.

In Q2 2003, Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus Cypress's initial assumptions at the time of the restructuring in Q4 2002. When the assets were put back into service, they were recorded at their fair value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and the related impairment reserve of $3.2 million was reversed. This resulted in an excess recovery of the reserves initially established for these assets. This amount was not material.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in Q4 2002:

---------------------------------------------------------------------------------------------------
                                 Property, plant       Leased
(In thousands)                     & equipment       Facilities         Personnel             Total
---------------------------------------------------------------------------------------------------
Q4 2002 Provision                  $   35,959        $    1,211        $    8,188        $   45,358
Non-cash charges                          (39)               --               (40)              (79)
Cash charges                              (50)             (524)           (5,276)           (5,850)
---------------------------------------------------------------------------------------------------
Balance at December 29, 2002           35,870               687             2,872            39,429
Q1 2003 Provision                          --                --             3,360             3,360
Non-cash charges                       (2,413)               --                --            (2,413)
Cash charges                              (98)               (2)           (2,263)           (2,363)
---------------------------------------------------------------------------------------------------
Balance at March 30, 2003              33,359               685             3,969            38,013
Non-cash charges                       (3,161)               --                --            (3,161)
Cash charges                             (225)              (51)           (3,224)           (3,500)
Other adjustments                      (3,191)               --                --            (3,191)
---------------------------------------------------------------------------------------------------
Balance at June 29, 2003           $   26,782        $      634        $      745        $   28,161
---------------------------------------------------------------------------------------------------

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

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, Cypress removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment. Through June 29, 2003, Cypress has disposed of equipment with a net book value of $55.4 million. The proceeds from the sales of the assets generally approximated their carrying values. In the second and third quarters of fiscal 2002 ("Q2 2002" and "Q3 2002," respectively), Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus Cypress's initial assumptions at the time of the restructuring in the third quarter of fiscal 2001 ("Q3 2001"). When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). The net effect of the asset adjustment was a credit to the restructuring line on the Statement of Operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2003, respectively. In Q1 2002, Cypress also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. Cypress continues to actively market the remaining assets held for sale.

In Q1 2002, Cypress recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Fiscal 2001 Restructuring Plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

In Q3 2002, as a result of the continued drive to lower Cypress's cost structure and break-even sales, Cypress further expanded the scope of the restructuring and recorded net restructuring costs of $2.4 million, which was comprised of a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service discussed above. The charge of $9.4 million consisted of $3.3 million for work force reductions, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.7 million for the exiting of facility leases.

In Q4 2002, Cypress recorded a credit of $0.7 million related to the revised estimate of personnel costs. All the personnel related charges and actions taken by Cypress in Q3 2001, Q1 2002, and Q3 2002 resulted in the termination of approximately 890 employees, all of whom had left Cypress as of the end of Q2 2003.

The remaining net book value of unsold equipment as of June 29, 2003 was $26.7 million. The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan in Q3 2001:

-----------------------------------------------------------------------------------------------------------
                                           Property, plant &     Leased
(In thousands)                                 equipment       Facilities       Personnel           Total
-----------------------------------------------------------------------------------------------------------
Initial provision in September 30, 2001        $ 113,350        $   4,079        $  14,684        $ 132,113
Non-cash charges                                  (5,145)              --           (8,970)         (14,115)
Cash charges                                        (380)             (53)          (3,836)          (4,269)
-----------------------------------------------------------------------------------------------------------
Balance at  September 30, 2001                   107,825            4,026            1,878          113,729
Non-cash charges                                  (2,124)              --              (86)          (2,210)
Cash charges                                      (1,239)            (160)            (407)          (1,806)
-----------------------------------------------------------------------------------------------------------
Balance at  December 30, 2001                    104,462            3,866            1,385          109,713
Provision                                             --               --            1,595            1,595
Non-cash charges                                  (5,096)              --               --           (5,096)
Cash charges                                        (147)            (375)          (1,581)          (2,103)
-----------------------------------------------------------------------------------------------------------
Balance at  March 31, 2002                        99,219            3,491            1,399          104,109
Cash charges                                        (151)            (503)            (553)          (1,207)
Other adjustments                                (13,217)              --               --          (13,217)
-----------------------------------------------------------------------------------------------------------
Balance at  June 30, 2002                         85,851            2,988              846           89,685
Provision                                          3,378            2,761            3,251            9,390
Non-cash charges                                 (12,316)              --             (924)         (13,240)
Cash charges                                        (484)            (502)          (1,039)          (2,025)
Other adjustments                                 (9,545)              --               --           (9,545)
-----------------------------------------------------------------------------------------------------------
Balance at  September 29, 2002                    66,884            5,247            2,134           74,265
Provision                                             --               --             (701)            (701)
Non-cash charges                                 (12,786)              --               --          (12,786)
Cash charges                                        (419)            (582)            (799)          (1,800)
-----------------------------------------------------------------------------------------------------------
Balance at  December 29, 2002                     53,679            4,665              634           58,978
Provision                                             --               --               --               --
Non-cash charges                                 (16,046)              --               --          (16,046)
Cash charges                                        (862)            (674)            (540)          (2,076)
-----------------------------------------------------------------------------------------------------------
Balance at  March 30, 2003                        36,771            3,991               94           40,856
Provision                                             --               --               --               --
Non-cash charges                                  (1,206)              --               --           (1,206)
Cash charges                                        (471)            (739)            (115)          (1,325)
Other adjustments                                    (64)              --               21              (43)
-----------------------------------------------------------------------------------------------------------
Balance at June 29, 2003                       $  35,030        $   3,252        $       0        $  38,282
-----------------------------------------------------------------------------------------------------------

Note 5 - Balance Sheet Components

Inventories, Net

--------------------------------------------------------------------------------
                                                       June 29,     December 29,
(In thousands)                                           2003           2002
--------------------------------------------------------------------------------
Raw materials                                        $      2,886   $      3,185
Work-in-process                                            50,279         54,668
Finished goods                                             27,935         34,868
--------------------------------------------------------------------------------
Inventories, net                                     $     81,100   $     92,721
--------------------------------------------------------------------------------

Other Current Assets

--------------------------------------------------------------------------------
                                                       June 29,     December 29,
(In thousands)                                           2003           2002
--------------------------------------------------------------------------------
Employee stock purchase assistance plan, net         $     91,793   $     90,636
Deferred tax assets                                        77,450         85,041
Prepaid assets                                             25,372         24,962
Other current assets                                       12,655          9,596
--------------------------------------------------------------------------------
Other current assets                                 $    207,270   $    210,235
--------------------------------------------------------------------------------

Other Assets

--------------------------------------------------------------------------------
                                                       June 29,     December 29,
(In thousands)                                           2003           2002
--------------------------------------------------------------------------------
Long-term investments                                $     25,761   $     16,574
Key employee deferred compensation plan                    16,463         15,574
Restricted cash                                            62,728         62,380
Deferred tax asset                                         25,724         26,037
Other                                                      43,323         30,286
--------------------------------------------------------------------------------
Other assets                                         $    173,999   $    150,851
--------------------------------------------------------------------------------

Other Current Liabilities

--------------------------------------------------------------------------------
                                                       June 29,     December 29,
(In thousands)                                           2003           2002
--------------------------------------------------------------------------------
Customer advances                                    $     26,984   $      3,950
Interest payable                                            7,634          8,216
Key employee deferred compensation plan                    19,421         16,785
Accrued royalties                                           3,078          4,098
Accrued rep commissions                                     4,701          4,291
Other                                                      41,600         46,772
--------------------------------------------------------------------------------
Other current liabilities                            $    103,418   $     84,112
--------------------------------------------------------------------------------

Note 6 - Commitments and Contingencies

Guarantees and Product Warranties

Cypress applies the disclosure provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. As of June 29, 2003, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. Cypress maintains self-insurance for certain liabilities of its officers and directors. The following is a description of significant arrangements in which Cypress is a guarantor.

Indemnification Obligations

Cypress is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Cypress, under which Cypress customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In each of these circumstances, payment by Cypress is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Cypress to challenge the other party's claims. Further, Cypress's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Cypress may have recourse against third parties for certain payments made by it under these agreements.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Cypress's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Cypress under these agreements did not have a material effect on its business, financial condition or results of operations. Cypress believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations.

Product Warranties

Cypress estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Cypress's warranty accrual are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. As of the end of Q2 2003, warranty reserve was $1.9 million. Warranty costs have historically been insignificant.

SunPower Corporation

See Note 2 for discussion of Cypress's funding obligations to SunPower.

Synthetic Lease Transactions

On June 27, 2003, Cypress entered into a synthetic operating lease agreement with a new lessor for manufacturing and office facilities located in Minnesota and California. This transaction, which qualifies for operating lease accounting treatment, replaced the three existing synthetic leases associated with these two facilities. There was no impact to our results of operations for the three and six month period ended Q2 2003 as a result of terminating the former leases and entering into the new lease. Lease obligations related to the replaced synthetic leases, totaling $61.4 million, were extinguished with existing restricted cash collateral and a new synthetic lease obligation of $62.7 million was established as of the end of Q2 2003. The new synthetic lease requires Cypress to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If Cypress had exercised its right to purchase all the properties subject to the new synthetic lease at June 29, 2003, Cypress would have been required to make a payment and record assets totaling $62.7 million. Cypress's management believes that proceeds from the sale of properties under the new synthetic lease would equal or exceed the payment obligation and therefore no liability to Cypress currently exists. Cypress is required to maintain restricted cash or investments to serve as collateral for this lease. As of June 29, 2003, the amount of restricted cash recorded was $62.7 million and was classified within other assets in the condensed consolidated balance sheet. As of June 29, 2003, Cypress was in compliance with the financial covenant required by the new lessor. As of June 29, 2003, the maximum potential exposure to residual value guarantees was approximately $54.5 million and Cypress does not not expect to have a loss on such guarantees.

Legal Matters

In January 2002, Cypress was contacted by Syndia Corporation ("Syndia"), which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona, described below. In Q1 2003, Cypress was informed that the United States Patent and Trademark Office had commenced reexamination of these two patents. Furthermore, Cypress was informed in Q2 2003 that Syndia had been sued by Taiwan Semiconductor Manufacturing Corporation in the United States District Court of the Northern District of California, in a declaratory judgment action alleging these two Syndia patents are invalid, unenforceable and not infringed. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson's estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada on the same 14 patents, in which the plaintiffs allege that the patents are invalid, unenforceable and not infringed. The Nevada trial proceedings concluded in January 2003, post-trial briefing has concluded and the matter is under submission with the judge. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson's alleged inequitable conduct in obtaining the four non-stayed patents was held on February 4, 2003, post-trial briefing has concluded and the matter is under submission with the judge. A ruling is not expected until the third or fourth quarter of fiscal 2003. The case is proceeding in the claim construction phase on the four non-stayed patents and the parties have submitted their opening claim construction briefs. Claim construction briefing is expected to be completed in the third quarter of fiscal 2003, after which the judge may request a claim construction hearing or may take the matter under submission on the briefs. Cypress has reviewed and investigated the allegations in both Lemelson's original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

In February 2002, Cypress was contacted by an attorney representing Mr. Peng Tan, alleging that Cypress infringed a patent owned by Mr. Tan. Cypress was informed in Q2 2003 that Mr. Tan was sued by Ramtron International Corporation in the United States District Court of the District of Colorado, in a declaratory judgment action alleging that Mr. Tan's patent is invalid and not infringed. Cypress has reviewed and investigated Mr. Tan's allegations. Cypress believes it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Mr. Tan sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Note 7 - Debt and Equity Transactions

Option Contracts

At June 29, 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders' equity. The contracts, which were extended during Q2 2003, require physical settlement and expire in December 2003. Upon expiration of the options, if Cypress's stock price is above the threshold price of $20.00 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress's stock price is below the threshold price of $20.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. The transaction is recorded in stockholders' equity in the accompanying condensed consolidated balance sheet.

In conjunction with the 1.25% convertible subordinated notes offering in June 2003, Cypress purchased a call spread option on Cypress' common stock ("Call Spread Option") maturing in July 2004 for $49.3 million. The Call Spread Option, including fees and costs, has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Call Spread Option covers approximately 32 million shares of Cypress common stock. The Call Spread Option is designed to mitigate dilution from conversion of the 1.25% convertible subordinated notes in the event that the market price per share of the Company's common stock upon exercise of the call spread options is greater than $15 per share and is less than or equal to $24.50 per share. The call spread option may be settled at the Company's option in either net shares or in cash. Settlement of the Call Spread Option in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 12.4 million shares, of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the Call Spread Option, the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company's stock price, the volatility of the Company's stock and the amount of time remaining on the Call Spread Option.

Deferred stock-based compensation

Cypress records provisions for deferred stock compensation related to acquisitions. There was no such provision recorded in either Q2 2003 or the first six months of fiscal 2003. This amount is being amortized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years. Deferred stock compensation expense, included in cost of revenues, selling, general and administrative expense and research and development expense in the condensed consolidated statements of operations, totaled approximately $2.4 million and $7.4 million for the three and six months ended June 29, 2003, respectively, and approximately $10.2 million and $20.4 million for the three and six months ended June 30, 2002, respectively.

Convertible Subordinated Notes

During Q2 2003, Cypress issued $600.0 million of five-year convertible subordinated notes with a coupon of 1.25% ("1.25% notes") payable on June 15 and December 15 beginning December 15, 2003. Each note, which may be converted at anytime by the holders prior to maturity, is convertible into 55.172 shares of Cypress stock plus a cash payment of $300. Cypress, at its option, may satisfy the $300 cash payment by issuing common stock. The 1.25% notes are callable at anytime on or after June 20, 2006. At anytime prior to maturity, Cypress may, at its option, elect to terminate the holders' conversion rights if the closing price of Cypress's common stock exceeds $21.75 (subject to certain adjustments) for 20 days out of a 30 consecutive trading day period. If Cypress issues a notice of termination of conversion rights prior to June 20, 2006, Cypress will pay additional interest in an amount equal to three years of interest, less any interest actually paid prior to the conversion date, to holders who convert their 1.25% notes.

Of the $600.0 million of 1.25% note proceeds, as of the end of Q2 2003, Cypress used approximately $75.1 million to retire portions of its existing 4.0% and 3.75% convertible notes, $95.3 million to repurchase 9.0 million shares of Cypress common stock, $49.3 million to purchase an issuer call spread and $18.0 million for transaction costs. The issuer call spread was recorded in stockholders' equity.

After the $75.1 million of the 1.25% notes proceeds were used to retire portions of its existing 4.0% and 3.75% convertible notes, a total of $255.2 million and $138.7 million of the 4% and 3.75% convertible notes, respectively, were outstanding at the end of Q2 2003. In addition, as of the end of Q2 2003, Cypress had called for the full redemption of its remaining 4.0% convertible subordinated notes due February 2005, and also for the redemption of $70.0 million in principle amount of its remaining 3.75% convertible subordinated notes due July 2005. A total of $325.2 million was therefore classified as a current liability as at the end of Q2 2003, leaving approximately $68.7 million of the 3.75% notes outstanding and classified within long term debt. As of July 8, 2003, the $325.2 million had been paid to the note holders. Cypress will record a loss on redemption related to the $325.2 million repurchase of approximately $6.3 million in Q3 2003 consisting of premiums paid and the write-off of a proportionate share of the bond issuance costs.

On June 30, 2003, Cypress filed a resale shelf registration statement on Form S-3 for the registration of the shares underlying the 1.25% notes. The registration statement will become effective upon approval by the Securities and Exchange Commission.

Collateralized Debt Instruments

During Q1 2003, Cypress entered into long-term loan agreements with two lenders with an aggregate principal amount equal to $24.8 million. These agreements are collateralized by specific equipment located at Cypress's U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to a financial covenant. As of June 29, 2003, the aggregate principal outstanding was $23.7 million and Cypress was in compliance with the financial covenants.

Stock Option Plans

Cypress has two stock option plans: the 1999 non-stockholder approved Stock Option Plan ("1999 Plan") and the 1994 stockholder approved Stock Option Plan ("1994 Plan"). The 1999 Plan does not allow for the issuance of options to officers and directors while the 1994 Plan does. The 1994 Plan expires in May 2004.

Cypress believes that stock option grants are critical to its ability to attract and retain personnel. As a result, in order to secure sufficient options for issuance to non-officers and directors, Cypress's Board of Directors, in Q2 2003, approved an increase of 20 million shares for issuance under the 1999 Plan. While Cypress continues to evaluate its overall compensation structure, Cypress will submit for stockholder approval, in its 2003 Proxy statement, a new stock option plan that will cover employees, officers and directors.

Note 8 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

--------------------------------------------------------------------------------
                                                       June 29,     December 29,
(In thousands)                                           2003           2002
--------------------------------------------------------------------------------
Accumulated net unrealized gain on available for
 sale investments                                    $      4,281   $      1,033
Accumulated net unrealized gain on derivatives              1,662          1,343
--------------------------------------------------------------------------------
Total accumulated other comprehensive income         $      5,943   $      2,376
--------------------------------------------------------------------------------

The components of comprehensive loss are as follows:

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   $    (12,438)      $    (28,061)      $    (45,761)      $    (67,852)
Unrealized gain (loss) on available for sale
securities                                                        4,539                946              3,248                946
Unrealized gain (loss) on derivatives                               556               (317)               319             (1,608)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                         $     (7,343)      $    (27,432)      $    (42,194)      $    (68,514)
--------------------------------------------------------------------------------------------------------------------------------

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

Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources. Cypress accounts for its hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value of the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders' equity. Amounts deferred in accumulated other comprehensive income will be recorded in the condensed consolidated statement of operations in the period in which the underlying transactions impact earnings. At June 29, 2003, the effective portion of unrealized gains on cash flow hedges recorded in other comprehensive income was $1.7 million net of tax. Ineffective hedges are recorded in other income and (expense), net and were $0.0 and $(0.3) million for the three and six months ended June 29, 2003 and $0.5 and $0.5 for the three and six months ended June 30, 2002. As of June 29, 2003, Cypress had forward contracts for Euro exposures with an aggregate notional value of $15.1 million.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of June 29, 2003, Cypress held forward contracts with an aggregate notional value of $0.9 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) were $(0.6) and $(0.6) million for the three and six month period ended June 29, 2003 compared to $(0.5) and $(1.9) million for the three and six month period ended June 30, 2002. The amounts are included in other income and (expense), net in the condensed consolidated statements of operations.

Note 10 - Income Taxes

Cypress's effective rates of income tax expense for Q2 2003 and Q2 2002 were 1.7% and 7.6%, respectively. For the six months ended June 29, 2003 and June 30, 2002, Cypress's effective rates of income tax expense were 3.9% and 1.2%, respectively. A tax provision of $0.2 million was recorded during Q2 2003 compared to a tax provision of $2.0 million during Q2 2002. The tax provision for each fiscal year is attributable to foreign withholding tax on royalty income and income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to Cypress's assessment of the likelihood of realization of these benefits. Cypress's effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Note 11 - 2001 Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (the "Plan"). The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. Each loan was evidenced by a full recourse, promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds from the loan(s), the proceeds of the sale must first be used to repay the interest and then the principal on the loan(s) before being received by the Plan participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, who are also named corporate officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually. As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense of $1.3 million in Q2 2003 and $0.9 million in Q2 2002 to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at June 29, 2003 totaled $7.9 million. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of June 29, 2003, loans (including accrued interest) outstanding under the Plan net of loss reserve were $91.8 million, as compared to $90.6 million at December 29, 2002. This balance is classified on the condensed consolidated balance sheet within other current assets. Cypress has established a loss reserve, which represents an amount for estimated uncollectible balances, with changes in the loss reserve recognized in selling, general and administrative expense. In determining this loss reserve, Cypress considered various factors, including an independent fair value analysis of the loans and the underlying collateral. To date, there have been immaterial write-offs. At June 29, 2003 and December 29, 2002, the loss reserve was $16.2 million and $16.0 million, respectively. Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans.

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

In October 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications market segments. The Wide Area Networks ("WAN") and Storage Area Networks ("SAN") divisions help to provide product definition in the networking arena. Similarly, the Wireless Terminals ("WIT") and Wireless Infrastructure ("WIN") divisions help focus Cypress's efforts in the wireless space. The Computation and consumer market segment includes products used in computers, peripherals and other applications. Cypress periodically reviews its customer and product portfolio and makes corresponding changes to its segment data alignment as appropriate. Based on that review, during Q1 2003, Cypress began disclosing its subsidiaries Silicon Light Machines, Silicon Magnetic Systems, Cypress Microsystems and SunPower Corporation as a separate segment called Cypress Subsidiaries. The prior year market segment data has been restated to conform with current presentation. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development ("R&D") spending.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding acquisition-related costs, restructuring costs, interest income, interest expense and other income and (expense), net.

Business Segment Information

Cypress's reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress's technologically advanced, eight-inch wafer production facility located in Minnesota ("Fab 4"). Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress's six-inch wafer production facility located in Texas ("Fab 2"), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus ("USB") interfaces for personal computers to high value products such as Cypress's OC-48 Serializer/Deserializer ("SERDES") device for optical communications systems.

The tables below set forth information about the reportable business segments for the three and six months ended June 29, 2003 and June 30, 2002, respectively. Cypress does not allocate interest income and expense, income taxes, acquisition-related costs or restructuring charges to its segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Memory                                                     $     80,780       $     84,117       $    148,590       $    157,154
Non-memory                                                      122,336            118,004            235,493            238,122
--------------------------------------------------------------------------------------------------------------------------------
  Total consolidated revenues                              $    203,116       $    202,121       $    384,083       $    395,276
--------------------------------------------------------------------------------------------------------------------------------

Business Segment Income (Loss) before Provision for Income Taxes

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Memory                                                     $     (4,364)      $     (4,945)      $    (11,618)      $    (13,576)
Non-memory                                                        5,013            (19,267)            (4,874)           (44,612)
Restructuring and acquisition costs                               9,161               (510)            22,005             12,777
Interest income                                                   5,131              3,835              8,324             12,359
Interest expense                                                 (5,130)            (4,684)            (9,806)            (9,629)
Other income and (expense), net                                  (3,721)            (1,527)            (4,080)             1,177
--------------------------------------------------------------------------------------------------------------------------------
   Loss before provision for income taxes                  $    (12,232)      $    (26,078)      $    (44,059)      $    (67,058)
--------------------------------------------------------------------------------------------------------------------------------

Market Segment Information

Cypress does not allocate interest income and expense, income taxes, acquisition-related costs or restructuring charges to segments. Cypress does not allocate assets to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Wide area networks/storage area networks                   $     65,017       $     64,300       $    120,634       $    125,312
Wireless terminals/wireless infrastructure                       58,701             67,249            116,192            126,375
Computation and consumer                                         71,440             65,470            131,805            134,638
Cypress subsidiaries                                              7,958              5,102             15,452              8,951
--------------------------------------------------------------------------------------------------------------------------------
   Total consolidated revenues                             $    203,116       $    202,121       $    384,083       $    395,276
--------------------------------------------------------------------------------------------------------------------------------

Market Segment Income (Loss) Before Provision for Income Taxes

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Wide area networks/storage area networks                   $     (2,336)      $    (10,973)      $    (13,045)      $    (27,812)
Wireless terminals/wireless infrastructure                          191             (4,376)            (1,955)           (14,636)
Computation and consumer                                         10,523             (2,094)            12,952             (2,143)
Cypress subsidiaries                                             (7,729)            (6,769)           (14,444)           (13,597)
Restructuring and acquisition costs                               9,161               (510)            22,005             12,777
Interest income                                                   5,131              3,835              8,324             12,359
Interest expense                                                 (5,130)            (4,684)            (9,806)            (9,629)
Other income and (expense), net                                  (3,721)            (1,527)            (4,080)             1,177
--------------------------------------------------------------------------------------------------------------------------------
   Loss before provision for income taxes                  $    (12,232)      $    (26,078)      $    (44,059)      $    (67,058)
--------------------------------------------------------------------------------------------------------------------------------

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

For the three and six months ended June 29, 2003 and June 30, 2002, common stock issuable upon the assumed conversion of convertible subordinated notes were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive. In addition, at June 29, 2003 and June 30, 2002, total outstanding options to purchase 42.5 million shares of common stock with a weighted-average exercise price of $13.19, and 37.2 million shares of common stock with a weighted-average exercise price of $15.36, respectively, were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive.

Of each of Cypress's $1,000 principal value 1.25% convertible notes issued in June 2003, $700 principle value (70%) is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. Cypress, at its option may pay the $300 in shares of common stock, subject to certain conditions. For purposes of determining Cypress's diluted earnings per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, earnings in the diluted earnings per share calculation, which assumes conversion of the convertible notes into 55.172 shares of common stock at the beginning of the period (or at time of issuance, if later), will be adjusted by 70% of the interest expense and bond issuance costs.

Note 14 - Micron Technology Inc.

In Q2 2003, Cypress entered into a sale and purchase agreement pursuant to which Micron transferred its high-performance communications oriented synchronous SRAM product inventory to Cypress.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CYPRESS SEMICONDUCTOR CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Three and Six Month Periods Ended June 29, 2003

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, expected capital expenditures, future acquisitions, the financing of SunPower Corporation, the repayment of loans by SunPower, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, risks related to investing in development stage companies, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" below and elsewhere in this report.

Results of Operations

Business Segment Net Revenues

Revenues for the three and six months ended June 29, 2003 ("Q2 2003") were $203.1 and $384.1 million, respectively, an increase of $1.0 million or 0.5% and a decrease of $11.2 million or 2.8%, respectively, compared to revenues for the three and six months ended June 30, 2002 ("Q2 2002") of $202.1 and $395.3 million. We derive our revenues from the sale of Memory products and Non-memory products, which are targeted primarily to the data communications, wireless, computation and consumer markets.

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Memory                                                     $     80,780       $     84,117       $    148,590       $    157,154
Non-memory                                                      122,336            118,004            235,493            238,122
--------------------------------------------------------------------------------------------------------------------------------
  Total consolidated revenues                              $    203,116       $    202,121       $    384,083       $    395,276
--------------------------------------------------------------------------------------------------------------------------------

Revenues from the sale of Memory products for the three and six months ended Q2 2003 decreased $3.3 million and $8.6 million or 4.0% and 5.4% versus revenues from the sale of these products for the three and six months ended Q2 2002. In Q2 2003, we acquired Micron's Synchronous Static Random Access Memory ("SRAM") product portfolio, which contributed $9.6 million of revenue to the Memory product group for Q2 2003 and the first half of fiscal 2003. The decline in revenue for both the three and six months ended Q2 2003 were driven by declines in the Fast and Micropower families compared to the three and six months ended June 30, 2002.

Memory product units decreased 7.4% for the six months ended Q2 2003 versus the comparable fiscal 2002 period, with declines in the Fast and Micropower family products being partially offset by increases in the Sync family of products. Average selling prices ("ASPs") for the first half of fiscal 2003 decreased from the first half of fiscal 2002 although the average density (Mbits/Unit) of SRAM products sold continued to increase. We use ASP/Mbit as an indication of the magnitude of price change for Memory Products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined 27.0% in the six months ended Q2 2003 from the six months ended Q2 2002.

For the fiscal quarter ended Q2 2003, revenue from the sale of Non-memory products increased $4.3 million or 3.7% versus the second quarter of fiscal 2002. The increase was driven by Universal Serial Bus ("USB") 2.0, Neuron, adoption of our multi-PORT ("MPORT"), Network Search Engines ("NSEs"), Programmable Logic

Devices ("PLDs") and Programmable System on a Chip ("PSoC") products offset by reduced demand for our Frequency Timing Generators ("FTG") and Programmable Clocks. Non-memory revenue for the first half of fiscal 2003 declined by $2.6 million or 1.1% versus the comparable fiscal 2002 period. The decrease resulted from lower Programmable Read Only Memory ("PROM") and PLD revenue.

Non-memory product unit sales increased for the three and six months ended Q2 2003 by 1.4% and 0.5% compared to the three and six months ended Q2 2002. This reflects an increase in unit sales from our USB family of products, Neuron, FTG, MPORT, NSEs and PSoC products offset by reduced unit demand for Programmable Clocks, First-In, First-Out ("FIFO") Memories and PLDs.

As is typical in the semiconductor industry, ASPs of products generally decline over the lifetime of the products. To increase revenues, we seek to expand our market share in the markets we currently serve and to introduce and sell new products with higher ASPs.

Cost of Revenues/Gross Margin

Costs of revenues for the three and six months ended Q2 2003 were $106.4 million and $209.0 million, respectively, compared to $110.9 and $229.1 million, respectively, for the three and six months ended Q2 2002. This equates to gross margins for the three and six months ended Q2 2003 of 47.6% and 45.6%, respectively, compared to 45.2% and 42.0%, respectively, for the three and six months ended Q2 2002.

The gross margin of Memory products for the three and six months ended Q2 2003 were 24.9% and 24.8%, respectively, compared to 24.0% and 22.8%, respectively, for the three and six months ended Q2 2002. The gross margin of Non-memory products for the three and six months ended Q2 2003 were 62.6% and 58.7%, respectively, compared to 60.2% and 54.8%, respectively, for the three and six months ended Q2 2002.

For Memory products, revenue from the sale of products manufactured on our 0.15 micron technology increased to 42% and 45%, respectively, of revenue for the three and six months ended Q2 2003 from 31% and 20%, respectively, for the comparable fiscal 2002 periods. Gross margins increased as cost reduction programs and the shift to more advanced technologies offset the decline in ASPs.

The Non-memory products gross margin improved due to a shift to higher margin MPORT, NSE, physical layer ("PHY") and PLD product sales as well as a transition to USB 2.0 for the three and six months ended Q2 2003 as compared to the same periods in fiscal 2002.

In the three and six months ended Q2 2003 compared to Q2 2002, although our ASPs declined significantly, we were able to offset the impact of declining prices on our gross margin by implementing cost cutting measures including reducing manufacturing capacity and related headcount. In addition, we continued to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, improve defect densities, improve yields and ultimately lower manufacturing costs.

During the three and six months ended Q2 2003, our gross margin benefited as a result of the sale of previously reserved inventory in an amount representing the reserves previously recognized. The incremental gross profit benefit recognized was 3% and 2% for the three and six months ended Q2 2003, and 3% and 2% for the three and six months ended Q2 2002.

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

Research and Development

                                            Three months ended                             Six months ended
----------------------------------------------------------------------------------------------------------------------
                                   June 29,       June 30,         %             June 29,       June 30,         %
(In thousands)                       2003           2002         Change            2003           2002         Change
----------------------------------------------------------------------------------------------------------------------
Revenues                           $203,116       $202,121         0.5%          $384,083       $395,276        (2.8)%
Research and development             64,208         80,119       (19.9)%          128,614        153,601       (16.3)%
R&D as a percent of revenues           31.6%          39.6%       (8.0)%             33.5%          38.9%       (5.4)%
----------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") expenditures in the three month and six month periods ended Q2 2003 decreased from the same periods in fiscal 2002 due to closing down of design centers, headcount reductions in existing locations, and a reduction in non-cash deferred stock compensation. To keep up with changing business conditions and with our customer needs, we have scaled back on some of our process and design projects and refocused our attention on fewer projects that are critical to our success. At the end of Q2 2003, we had 65 active design projects compared to 72 at the end of Q2 2002. The design center closures and headcount reductions contributed a reduction of $5.8 million and $10.7 million for the three month and six month periods ended Q2 2003 compared to the equivalent periods in fiscal 2002. During Q2 2003 and the first six months of fiscal 2003, we recorded $3.8 million and $9.8 million, respectively, in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions as compared to $16.6 million and $28.5 million, respectively, for the comparable fiscal 2002 periods. The decrease in these acquisition-related compensation charges is attributed to the reduction in non-cash deferred compensation amortization (headcount reduction) and milestones not being achieved in the second quarter and the first six months of fiscal 2003.

We believe that our future success will depend on our ability to develop and introduce new products that will compete effectively on the basis of price, performance and ability to address customer needs. Our process technology research focuses primarily on the continuous migration to smaller geometries. During Q2 2003, we continued ramping our latest 0.13-micron technology in manufacturing. We are simultaneously transferring our 90 nanometer technology from our eight-inch R&D facility in San Jose, California ("Fab 1") to our eight-inch manufacturing facility in Minnesota ("Fab 4"). We successfully introduced our first 72M SRAM samples on our 90 nanometer technology in June 2003.

Selling, General and Administrative

                                            Three months ended                             Six months ended
----------------------------------------------------------------------------------------------------------------------
                                   June 29,       June 30,         %             June 29,       June 30,         %
(In thousands)                       2003           2002         Change            2003           2002         Change
----------------------------------------------------------------------------------------------------------------------
Revenues                           $203,116       $202,121         0.5%          $384,083       $395,276        (2.8)%
Selling, general and administrative  31,811         35,362       (10.0)%           62,940         70,745       (11.0)%
SG&A as a percent of revenues          15.7%          17.5%       (1.8)%             16.4%          17.9%       (1.5)%
----------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the three and six months ending in Q2 2003 decreased $3.6 million and $7.8 million, respectively, compared to the three and six months ended Q2 2002. The reduction is the result of the restructuring/reduction efforts in fiscal 2002 and fiscal 2001. These efforts have led to reduced labor charges, lower commission and travel expenses and decreases in general spending levels. Legal spending in fiscal 2003 has also declined due to the settlement of litigation with Integrated Circuit Systems, Inc. which was settled in the third quarter of fiscal 2002.

For the three and six months ended Q2 2003, we recorded $0.1 million and $0.3 million, respectively, in non-cash deferred compensation from acquisitions and cash compensation related to milestone/revenue-based compensation from acquisitions compared to $0.6 million and $2.6 million, respectively, for the comparable fiscal 2002 periods.

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

Fiscal 2002 Restructuring Plan:

On October 17, 2002, we announced a restructuring plan that included the resizing of our manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002 ("Q4 2002"), we recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date, we have disposed of equipment with a net book value of $7.3 million. The net book value of the remaining unsold equipment as of June 29, 2003 was $30.7 million. The proceeds from the sales of the assets approximated their carrying values. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines and sales offices that were closed in Europe and the United States. As of the end of Q2 2003, all of these employees had left Cypress.

A restructuring charge of $3.4 million was recorded in the first quarter of 2003 ("Q1 2003") for additional opportunities identified as part of the personnel portion of the Fiscal 2002 Restructuring Plan. The charge relates to the severance and related employee benefit costs for the termination of approximately 150 additional employees, the majority of whom were located in the United States at our facilities in San Jose, Texas and Minnesota. As of the end of Q2 2003, all of these employees had left Cypress.

In Q2 2003, we placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the restructuring in Q4 2002. When the assets were put back into service, they were recorded at their fair value in accordance with SFAS No. 144, and the related impairment reserve of $3.2 million was reversed.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the restructuring plan in the Q4 2002:

--------------------------------------------------------------------------------------------------
                                 Property, plant       Leased
(In thousands)                     & equipment       Facilities         Personnel         Total
--------------------------------------------------------------------------------------------------
Q4 2002 Provision                    $ 35,959         $ 1,211            $ 8,188         $ 45,358
Non-cash charges                          (39)             --                (40)             (79)
Cash charges                              (50)           (524)            (5,276)          (5,850)
--------------------------------------------------------------------------------------------------
Balance at December 29, 2002           35,870             687              2,872           39,429
Q1 2003 Provision                          --              --              3,360            3,360
Non-cash charges                       (2,413)             --                 --           (2,413)
Cash charges                              (98)             (2)            (2,263)          (2,363)
--------------------------------------------------------------------------------------------------
Balance at March 30, 2003              33,359             685              3,969           38,013
Non-cash charges                       (3,161)             --                 --           (3,161)
Cash charges                             (225)            (51)            (3,224)          (3,500)
Other adjustments                      (3,191)             --                 --           (3,191)
--------------------------------------------------------------------------------------------------
Balance at June 29, 2003             $ 26,782         $   634            $   745         $ 28,161
--------------------------------------------------------------------------------------------------

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

In connection with the July 16, 2001 announcement, in the third quarter of fiscal 2001, we removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. We have actively marketed the equipment. Through June 29, 2003, we had disposed of equipment with a net book value of $55.4 million. The proceeds from the sales of the assets generally approximated their carrying values. In the second and third quarters of fiscal 2002 ("Q2 2002" and "Q3 2002," respectively), we placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the restructuring in the third quarter of 2001 ("Q3 2001"). When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). The net effect of the asset adjustment was a credit to the Restructuring line on the Condensed Consolidated Statement of Operations of $10.3 million and $7.0 million in their prior cost basis. In the first quarter of fiscal 2002 ("Q1 2002"), we also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. We continue to actively market the remaining assets held for sale.

In Q1 2002, we recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Fiscal 2001 Restructuring Plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

In Q3 2002, as a result of the continued drive to lower our cost structure and break-even sales, we further expanded the scope of the restructuring and recorded net restructuring costs of $2.4 million, which was comprised of a charge of $9.4 million offset by a $7.0 million reversal for previously written-down equipment put back into service discussed above. The charge of $9.4 million consisted of $3.3 million for work force reductions, and included severance, benefit costs and stock compensation, $3.4 million for capital equipment removed from service and held for sale and $2.7 million for the exiting of facility leases.

In Q4 2002, we recorded a credit of $0.7 million related to the revised estimate of personnel costs. In connection with the Fiscal 2001 Restructuring Plan, we had accrued costs related to an estimated 890 employees to be terminated. As of the end of Q2 2003, all of these employees had left Cypress.

The remaining net book value of unsold equipment as of June 29, 2003 was $26.7 million.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan in Q3 2001:

--------------------------------------------------------------------------------------------------
                                 Property, plant       Leased
(In thousands)                     & equipment       Facilities         Personnel         Total
--------------------------------------------------------------------------------------------------
Initial provision in September
 30, 2001                            $113,350         $ 4,079            $14,684         $132,113
Non-cash charges                       (5,145)             --             (8,970)         (14,115)
Cash charges                             (380)            (53)            (3,836)          (4,269)
--------------------------------------------------------------------------------------------------
Balance at September 30, 2001         107,825           4,026              1,878          113,729
Non-cash charges                       (2,124)             --                (86)          (2,210)
Cash charges                           (1,239)           (160)              (407)          (1,806)
--------------------------------------------------------------------------------------------------
Balance at  December 30, 2001         104,462           3,866              1,385          109,713
Provision                                  --              --              1,595            1,595
Non-cash charges                       (5,096)             --                 --           (5,096)
Cash charges                             (147)           (375)            (1,581)          (2,103)
--------------------------------------------------------------------------------------------------
Balance at March 31, 2002              99,219           3,491              1,399          104,109
Cash charges                             (151)           (503)              (553)          (1,207)
Other adjustments                     (13,217)             --                 --          (13,217)
--------------------------------------------------------------------------------------------------
Balance at June 30, 2002               85,851           2,988                846           89,685
Provision                               3,378           2,761              3,251            9,390
Non-cash charges                      (12,316)             --               (924)         (13,240)
Cash charges                             (484)           (502)            (1,039)          (2,025)
Other adjustments                      (9,545)             --                 --           (9,545)
--------------------------------------------------------------------------------------------------
Balance at September 29, 2002          66,884           5,247              2,134           74,265
Provision                                  --              --               (701)            (701)
Non-cash charges                      (12,786)             --                 --          (12,786)
Cash charges                             (419)           (582)              (799)          (1,800)
--------------------------------------------------------------------------------------------------
Balance at December 29, 2002           53,679           4,665                634           58,978
Provision                                  --              --                 --               --
Non-cash charges                      (16,046)             --                 --          (16,046)
Cash charges                             (862)           (674)              (540)          (2,076)
--------------------------------------------------------------------------------------------------
Balance at March 30, 2003              36,771           3,991                 94           40,856
Provision                                  --              --                 --               --
Non-cash charges                       (1,206)             --                 --           (1,206)
Cash charges                             (471)           (739)              (115)          (1,325)
Other adjustments                         (64)             --                 21              (43)
--------------------------------------------------------------------------------------------------
Balance at June 29, 2003             $ 35,030         $ 3,252            $     0         $ 38,282
--------------------------------------------------------------------------------------------------

Acquisition Costs

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process research and development charges. Amortization of intangible assets was $9.3 million and $18.8 million for the three and six months ended June 29, 2003, respectively, compared to $9.8 million and $21.5 million for the three and six months ended June 30, 2002, respectively. We expensed in-process research and development of $0.5 million in Q1 2002 related to the acquisition of Sahasra Networks.

Interest Income, Interest Expense and Other Income and (Expense), Net

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Interest income                                            $      5,131       $      3,835       $      8,324       $     12,359
Interest expense                                                 (5,130)            (4,684)            (9,806)            (9,629)
Other income and (expense), net                                  (3,721)            (1,527)            (4,080)             1,177
--------------------------------------------------------------------------------------------------------------------------------
Interest and other income and (expense), net               $     (3,720)      $     (2,376)      $     (5,562)      $      3,907
--------------------------------------------------------------------------------------------------------------------------------

Interest income increased by $1.3 million or 33.8% in Q2 2003 versus Q2 2002 due to higher cash balances, but was tempered by lower investment yields. The higher cash balance was driven primarily by proceeds received from our 1.25% convertible bond offering during Q2 2003. Interest bearing cash and investment balances increased by $351.9 million from $247.9 million as of June 30, 2002 to $599.8 million as of June 29, 2003. Subsequent to June 29, 2003, we retired all of our 4.0% convertible subordinated notes (principle amount $255.2 million) and $70.0 million (principle amount), of our 3.75% convertible subordinated notes. Interest income for the three and six month periods ended June 29, 2003 included $1.1 million and $1.3 million, respectively, of interest related to the shareholder approved Stock Purchase Assistance Plan (see Note 11 for more details).

Interest expense increased by $0.4 million in Q2 2003 to $5.1 million versus Q2 2002 primarily due to the issuance of $600.0 million 1.25% convertible subordinated notes on June 3, 2003. Interest expense is primarily associated with our 4.0%, 3.75% and 1.25% convertible subordinated notes issued in January 2000, June 2000 and June 2003, respectively.

Other income and (expense), net was $(3.7) million and $(4.1) million, respectively, for Q2 2003 and the first six months of fiscal 2003 compared to $(1.5) million and $1.2 million, respectively, for the comparable fiscal 2002 periods. Below is a summary of the major components:

                                                                 Three months ended                     Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             June 29,           June 30,           June 29,           June 30,
(In thousands)                                                 2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Amortization of bond issuance costs                        $       (960)      $       (704)      $     (1,651)      $     (1,456)
Gain (loss) on repurchase of bonds                               (1,247)             1,242             (1,247)             5,946
 Investment impairment charges                                   (1,012)            (2,101)            (1,012)            (2,101)
Foreign exchange losses                                            (608)                40               (897)            (1,366)
Minority interest                                                    66                 --              1,045                 --
Other                                                                40                 (4)              (318)               154
--------------------------------------------------------------------------------------------------------------------------------
Other income and (expense), net                            $     (3,721)      $     (1,527)      $     (4,080)      $      1,177
--------------------------------------------------------------------------------------------------------------------------------

Income Taxes

Our effective rates of income tax expense for Q2 2003 and Q2 2002 were 1.7% and 7.6%, respectively. For the six months ended June 29, 2003 and June 30, 2002, our effective rates of income tax expense were 3.9% and 1.2%, respectively. A tax provision of $0.2 million was recorded during Q2 2003 compared to a tax provision of $2.0 million during Q2 2002. The tax provision for each fiscal year is attributable to foreign withholding tax on royalty income and income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to management's assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Liquidity and Capital Resources

--------------------------------------------------------------------------------
                                                       June 29,     December 29,
                                                         2003          2002
(In thousands)
--------------------------------------------------------------------------------
Cash, cash equivalents and short-term investments    $    511,293   $    127,937
Long-term marketable securities                            25,761         16,574
Restricted cash                                            62,728         62,380
Long-term debt (excluding current portion)                685,159        469,875
--------------------------------------------------------------------------------

Key Components of Cash Flow

Our cash, cash equivalents and short-term investments totaled $511.3 million at June 29, 2003, a $383.4 million increase from the end of fiscal 2002. In July 2003, we redeemed $325.2 million of our 4.0% and 3.75% convertible notes. The increase is primarily due to financing activities in the first six months of fiscal 2003.

Cash generated from operations was $36.7 million in the first half of fiscal 2003 compared to a use of cash of $8.8 million in the first half of fiscal 2002. Lower operating losses contributed $22.1 million of this; $11.8 million resulted from lower working capital requirements and the balance of $11.6 million is related to changes in non-cash items.

Investment activities used cash of $34.4 million in the first half of fiscal 2003 compared to a use of cash of $5.6 million in the first half of fiscal 2002, despite $52.7 million of lower capital expenditures and $22.6 million less of other investments. The difference was driven by the lower sales or maturities of investments.

Financing activities generated $392.4 million in the first half of fiscal 2003 compared to using $26.8 million in the first half of fiscal 2002. This was driven by the timing of the new convertible debt issue with the net proceeds received in the second quarter of fiscal 2003. See Note 7 to the Condensed Consolidated financial statements for a detailed discussion related to changes in our convertible debt.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending December 28, 2003. Our expected significant investment and financing cash outlays for the fiscal year ending December 28, 2003 include capital expenditures for investment in our product development and technology initiatives and investments in SunPower Corporation ("SunPower"). The Board of Directors has approved programs authorizing the repurchase of our common stock and convertible subordinated notes (the "Subordinated Notes") in the open market or in privately negotiated transactions at anytime. However, the timing and actual number of shares or principal amount to be repurchased is limited to $15.0 million, is at the discretion of management and is contingent on numerous factors including cash flow.

We have $668.7 million of aggregate principal amount in subordinated notes that are due in July 2005 and June 2008 in the amount of $68.7 million and $600.0 million, respectively. In July 2003, we repurchased our 3.75% Convertible Subordinated Notes with a principal balance of $70.0 million and repurchased the remaining outstanding 4.0% Convertible Subordinated Notes with a principal balance of $255.2 million. All the subordinated notes are subject to compliance with certain covenants that do not contain financial ratios. As of June 29, 2003, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the Subordinated Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

We have entered into a new master synthetic operating lease agreement, to replace two previously existing synthetic operating lease agreements, for manufacturing and office facilities with one lessor. This lease requires us to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to this lease at June 29, 2003, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of June 29, 2003, the amount of restricted cash recorded was $62.7 million, which was classified as a non-current asset on our condensed consolidated balance sheet.

 At June 29, 2003, we had an outstanding note with Sumitomo Bank Japan. The principal amount including accrued interest was $3.9 million (denominated in Yen). This amount was paid on June 30, 2003.

In May 2002, we invested $8.7 million in convertible preferred stock of privately held SunPower, a manufacturer of ultra-high-efficiency silicon solar cells. We currently own approximately 57% of SunPower on an as converted basis. We own a warrant to purchase an additional $16.0 million in convertible preferred stock ("Preferred Stock Warrant") of SunPower. Since we did not exercise the warrant by April 1, 2003, we are obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $0.4 million per month. As of June 29, 2003, we had loaned SunPower $1.2 million bearing interest at the applicable federal rate in accordance with this obligation. Subject to certain product qualification tests, we intend to exercise the Preferred Stock Warrant in the second half of fiscal 2003.

In Q1 2003, we loaned SunPower $2.5 million. SunPower will be repaying the loan monthly through 2008. In addition, we intend to secure financing for a loan of up to $30.0 million on behalf of SunPower in the third quarter of fiscal 2003 ("Q3 2003"). As of June 29, 2003, Cypress had advanced $3.5 million against this future facility. Subsequent to June 29, 2003, Cypress advanced an additional $8.2 million. During Q1 2003, we obtained effective control and now include SunPower in our condensed consolidated financial results.

As disclosed in Note 7, we entered into long-term loan agreements with two lenders with an aggregate principal equal to $24.8 million in Q1 2003. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid with monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants and we were in compliance with these covenants as of June 29, 2003. As of June 29, 2003, the remaining principal amount of both loans was $23.7 million.

We currently plan for approximately $100.0 million in expenditures on equipment in fiscal 2003 and anticipate significant continuing capital expenditures in subsequent years.

Capital Resources and Financial Condition

As of June 30, 2003 we had cash, cash equivalents, and investments totaling $537.1 million. In July 2003, we used $325.2 million to retire our 4.0% convertible subordinated notes (principal amount of $255.2) and 3.75% convertible subordinated notes (principal amount of $70.0 million). After the retirement of the above notes, we had cash, cash equivalents, and investments of approximately $211.9 million. We had an additional $62.7 million of restricted cash held as collateral for real estate synthetic leases.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. On June 27, 2003, we entered into a new operating lease to refinance the old ones (see Note 6). We refinanced these leases in a manner that best met our financing strategy and is not subject to the consolidation provisions of FIN 46. We are evaluating the effect on our condensed consolidated financial statements of arrangements created prior to February 1, 2003. We do not expect to identify any significant variable interest entities that would be consolidated.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,
(b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30,

2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. We will apply the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the condensed consolidated financial statements related to SFAS 150 for the six months ended June 29, 2003. We do not expect the application of SFAS 150 to have a material effect on our condensed consolidated financial statements.

Risk Factors

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, expected capital expenditures, future acquisitions, the financing of SunPower Corporation, the repayment of loans by SunPower, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, risks related to investing in development stage companies, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" below and elsewhere in this report.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of the downturn, our volumes initially declined and were followed by significant reductions in our average selling prices. We expect continued pressure on average selling prices in the future. As a consequence of the continued economic downturn in fiscal 2002, during the fourth quarter of fiscal 2002, we announced a restructuring plan that resized our manufacturing facilities, reduced our workforce and combined facilities. In Q1 2003, we took an additional charge for personnel related to the Fiscal 2002 Restructuring Plan. In fiscal 2002, we recorded a charge for the impairment of goodwill and intangibles related to Silicon Light Machines as well as the impairment of certain other investments in development stage companies. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the current significant downturn, we restructured our manufacturing operations and administrative areas in Q3 2001 and Q4 2002 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. When these cycles occur, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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

Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products' lives and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

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

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.

Protection of our intellectual property rights is essential to keep others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose.

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

For a variety of reasons, we have entered into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us and that gives us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

It is critical to our success that we are able to prevent competitors from copying our innovations. We, therefore, intend to continue to seek patent, trade secret and mask work protection for our semiconductor manufacturing technologies. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements and we may not have adequate remedies for any breach. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain countries in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

Our financial results could be adversely impacted if we fail to develop, introduce and sell new products or fail to develop and implement new manufacturing technologies.

Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. We introduce significant numbers of products each year, which are an important source of revenue for us. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating ours or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

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

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot assure that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

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

A high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines. We rely on independent subcontractors to assemble, package and test the balance of our products. This reliance involves certain risks, because we have less control over manufacturing quality and delivery schedules, whether these companies have adequate capacity to meet our needs and whether or not they discontinue or phase-out assembly processes we require. We cannot be certain that these subcontractors will continue to assemble, package and test products for us and it might be difficult for us to find alternatives if they do not do so.

The complex nature of our manufacturing activities makes us highly susceptible to manufacturing problems and these problems can have substantial negative impact on us when they occur.

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be nonfunctional. We may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

We may not be able to use all of our existing or future manufacturing capacity, which can negatively impact our business.

We have in the past spent, and will continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for any of a variety of reasons, including inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm our business, financial condition and results of operations. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business, financial condition and results of operations. For example, in response to various downturns and changes in our business, we have not been able to use all of our existing equipment and we have restructured our operations. These restructurings have resulted in material charges, which have negatively affected our business. If the downturn continues, we could incur additional restructuring charges, which could further negatively affect our business.

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

We order materials and build semiconductors based primarily on our internal forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Consequently, we depend on our forecasts as a principal means to determine inventory levels for our products and the amount of manufacturing capacity that we need. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong and we may make too many or too few of certain products or have too much or too little manufacturing capacity. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult, particularly when supply is abundant. These factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be seriously harmed, either through missed revenue opportunities because inventory for sale was insufficient or through excessive inventory that would require write-offs.

We must spend heavily on equipment to stay competitive and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $100.0 million in expenditures on equipment in fiscal 2003 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key management and technical personnel. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel.

We believe that stock option grants are critical to our ability to attract and retain personnel. The New York Stock Exchange implemented rules effective June 30, 2003 that would require, subject to certain exceptions, stockholder approval for equity compensation plans, including stock option plans. Our ability to hire or retain highly qualified personnel may be seriously impacted due to an inability to grant stock options and other equity based compensation if we are unable to obtain stockholder approval for such new plans in a timely manner or at all.

If we lose existing qualified personnel or are unable to hire new qualified personnel as needed, our business, financial condition and results of operations could be seriously harmed.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International revenues accounted for 61% of our total revenues in Q2 2003 and the first six months of fiscal 2003. Long-lived assets are held primarily in the United States with 10% held in the Philippines and 1% in other foreign countries. Our Philippine assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

o     currency exchange fluctuations;
o     the devaluation of local currencies;
o     political instability;
o     changes in local economic conditions;
o     import and export controls; and
o     changes in tax laws, tariffs and freight rates.

To the extent any such risks materialize, our business, financial condition and results of operations could be seriously harmed.

We are subject to many different environmental regulations and compliance with them may be costly.

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

We rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. Any transport or delivery problems because of their errors or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, terrorism, natural disasters and accidents could seriously harm our business, financial condition and results of operations and ultimately impact our relationship with our customers.

We may fail to integrate our business and technologies with those of companies that we have recently acquired and that we may acquire in the future.

We completed one acquisition in fiscal 2002, six acquisitions in fiscal 2001 and four acquisitions in fiscal 2000 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

We have outstanding loans, consisting of principal and cumulative accrued interest, of $108.0 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. (See Note 11 to our condensed consolidated financial statements included in this report for a further description of this plan.) We made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of June 29, 2003, we have a loss reserve against these loans of $16.2 million, including an increase to the reserve of $0.1 million recorded during Q2 2003. In determining this reserve requirement, management considered various factors, including an independent fair value analysis of these loans and the underlying collateral. At June 29, 2003, the difference between the carrying value of the loans and the underlying common stock collateral was $31.3 million. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

Our results of operations would be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk and we would have increased risk to our results of operations. However, we are willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese Yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. To mitigate these risks, Cypress utilizes derivative financial instruments. Based on Cypress's overall currency rate exposure at June 29, 2003, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress's financial position, results of operations and cash flows over the next fiscal year. Cypress does not use derivative financial instruments for speculative or trading purposes.

A 100 basis point increase or decrease in interest rates would not materially impact the fair market value of Cypress's investment portfolio nor Cypress's statement of operations due to the short-term nature of Cypress's investment portfolio and the variable interest rate characteristics of Cypress's debt and synthetic lease obligations. At June 29, 2003, Cypress's debt and synthetic lease obligations containing variable interest rate characteristics amounted to $23.7 million and $62.7 million, respectively.

Equity Options

At June 29, 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders' equity. The contracts, which were extended during Q2 2003, require physical settlement and expire in December 2003. Upon expiration of the options, if Cypress's stock price is above the threshold price of $20.00 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress's stock price is below the threshold price of $20.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. The transaction is recorded in stockholders' equity in the accompanying condensed consolidated balance sheet.

In conjunction with the 1.25% convertible subordinated notes offering in June 2003, Cypress purchased a call spread option on Cypress's common stock ("Call Spread Option") maturing in July 2004 for $49.3 million. The Call Spread Option, including fees and costs, has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Call Spread Option covers approximately 32 million shares of Cypress common stock. The Call Spread Option is designed to mitigate dilution from conversion of the 1.25% convertible subordinated notes in the event that the market price per share of the Company's common stock upon exercise of the call spread options is greater than $15 per share and is less than or equal to $24.50 per share. The call spread option may be settled at the Company's option in either net shares or in cash. Settlement of the Call Spread Option in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 12.4 million shares, of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the Call Spread Option, the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company's stock price, the volatility of the Company's stock and the amount of time remaining on the Call Spread Option.

Investments in Development Stage Companies

Cypress has invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of June 29, 2003, Cypress had invested $25.2 million in development stage companies, all of which could be lost if the companies are not successful.

As Cypress's equity investments generally do not permit Cypress to exert significant influence or control over the entity in which Cypress is investing, these amounts generally represent Cypress's cost of the investment, less any adjustments Cypress makes when it determines that an investment's net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, Cypress carefully considers the investee's cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes and competition. This evaluation process is based on information that Cypress requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on its evaluation, Cypress previously recorded impairment charges related to Cypress's investments in privately held companies in the aggregate of $19.6 million in fiscal years 2002 and 2001. Cypress has recorded impairment charges of $1.0 million in Q2 2003 and the six months ended Q2 2003.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in Cypress's reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2003, Cypress may incur additional impairments to its equity investments in privately held companies.

Stock Purchase Assistance Plan

Included in Other current assets at June 29, 2003, Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $108.0 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. As of the end of fiscal 2002, the outstanding principal and cumulative accrued interest totaled $106.6 million. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of June 29, 2003, Cypress had a loss reserve against these loans of $16.2 million. In determining the reserve, management considered various factors, including an independent fair value analysis of the loans and the underlying collateral. At June 29, 2003, the difference between the carrying value of the loans and the underlying common stock collateral was $31.3 million.

If there were an additional 10% decline in the stock price, the difference between the carrying value of the loans and the underlying common stock collateral would be $37.4 million. If the stock continues at the same level, or does not increase, Cypress may have to further evaluate the reserve. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 3, 2003, Cypress sold $600 million in principal amount of its 1.25% Convertible Subordinated Plus Cash(SM) Notes due 2008 to U.S. Bancorp Piper Jaffray Inc., Credit Suisse First Boston LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated and Wachovia Securities, Inc. initial purchasers, pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for resale by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds to Cypress from the offering were net of the initial purchasers' discount of $18,000,000.

Each $1,000 principal amount of the notes is convertible into 55.172 shares (subject to certain adjustment of Cypress's common stock plus a cash payment of $300. Upon conversion of a note, Cypress may, at its option and subject to certain conditions, elect to make the $300 cash payment in shares of its common stock based on the market price of its common stock at the time of conversion. At any time prior to maturity, Cypress may, at its option, elect to terminate the holders' conversion rights if the closing price of Cypress common stock exceeds $21.75 (subject to certain adjustments) for 20 out of 30 consecutive trading days. Cypress may redeem some or all of the notes at any time on or after June 20, 2006 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2003, at Cypress's Annual Meeting of Shareholders, the nominated directors were elected and the appointment of PricewaterhouseCoopers LLP as Cypress's independent auditors was ratified. The results of the votes were as follows:

(1)   Election of Directors:

--------------------------------------------------------------------------------
                              Total Votes for Each     Total Votes Withheld From
                                    Director            Each Director including
                                                              abstentions
--------------------------------------------------------------------------------
T.J. Rodgers                       112,288,005                  763,309
W. Steve Albrecht                  110,179,045                2,872,269
Eric A. Benhamou                   109,779,394                3,271,919
Fred B. Bialek                     111,638,362                1,412,952
John C. Lewis                      109,822,182                3,229,132
James R. Long                      109,811,557                3,239,757
Alan F. Shugart                    112,283,268                  768,046

(2) Ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of Cypress for the fiscal year ending December 28, 2003:

        For 107,479,167         Against 5,493,601       Abstain 78,546

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)   Exhibits

      Exhibit 4.1 Indenture, dated as of June 3, 2003, between Cypress Semiconductor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cypress's Registration Statement on Form S-3 filed on June 30, 2003 (file No. 333-106667)).

      Exhibit 4.2 Form of 1.25% Convertible Subordinated Plus Cash (incorporated by reference to Exhibit 4.2 to Cypress's Registration statement on Form S-3 filed on June 30, 2003 (file No. 333-106667).

      Exhibit 4.3 Registration Rights Agreement, dated June 3, 2003, between the Registrant and the initial purchasers named therein (incorporated by reference to Exhibit
                          4.3 to Cypress's Registration Statement on Form S-3 filed on June 30, 2003 (File No. 33-106667).

      Exhibit 10.1        Amendment to 1999 Nonstatutory Stock Option Plan.

      Exhibit 10.2 Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.

      Exhibit 10.3 Participation Agreement, dated as of June 27, 2003, by and among Cypress Semiconductor Corporation, Wachovia Development Corporation, the holders of credit notes from time to time party thereto, the mortgage lenders from time to time party thereto, the Wachovia Bank, National Association, as agent.

      Exhibit 10.4 Call Spread Option Confirmation, dated May 29, 2003, among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

      Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)   Reports on Form 8-K

      We filed three reports on Form 8-K:

      Filing Date         Item Reported On

      April 17, 2003      Item 9. We furnished a copy of our press release
                          announcing our results for the fiscal quarter ending
                          March 30, 2003, including a reconciliation between GAAP and non-GAAP measures discussed in the press release.

      April 18, 2003      Item 9. We furnished a reconciliation between certain
                          non-GAAP financial information included in our Annual
                          Report to Stockholders and financial measures calculated in accordance with GAAP.

      May 29, 2003        Item 5. We filed as exhibits: (1) the registrant's
                          press release, dated May 28, 2003, announcing the registrant's intention to offer approximately $500 million aggregate principal amount (excluding any option of the initial purchasers to purchase additional notes) of convertible subordinated notes plus cash notes (the "Notes") through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and the simultaneous purchase of issuer call spread options and (2) the registrant's press release, dated May 29, 2003, announcing that the registrant priced its offering of the $500.0 million aggregate principal amount of the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CYPRESS SEMICONDUCTOR CORPORATION

                                  By  /s/ Emmanuel Hernandez
                                      ------------------------------------------
                                      Emmanuel Hernandez
                                      Vice President, Finance and
                                      Administration and Chief Financial Officer

Dated: August 11, 2003

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

Dated: August 11, 2003

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

Dated: August 11, 2003

                                By   /s/ Emmanuel Hernandez
                                      ------------------------------------------
                                      Vice President, Finance and
                                      Administration and Chief Financial Officer