Form 10-Q
period 2003-09-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2003-11-10
CIK 791915

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              --------------------

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

                              --------------------

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

The total number of shares of the registrant's common stock outstanding as of November 4, 2003 was 120,256,352.
================================================================================

                                      INDEX

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements ............................................................................     3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    23
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......................................    41
Item 4.  Controls and Procedures .........................................................................    43

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................................................    43
Item 2.  Changes in Securities and Use of Proceeds .......................................................    43
Item 3.  Defaults Upon Senior Securities .................................................................    43
Item 4.  Submission of Matters to a Vote of Security Holders .............................................    44
Item 5.  Other Information ...............................................................................    44
Item 6.  Exhibits and Reports on Form 8-K ................................................................    44
Signatures ...............................................................................................    45

ITEM 1. FINANCIAL STATEMENTS

                        CYPRESS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                    September 28,   December 29,
                                                                                        2003            2002
                                                                                  ---------------  ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................    $     172,445   $     87,200
   Short-term investments ......................................................           32,632         40,737
                                                                                   ---------------  ---------------
       Total cash, cash equivalents and short-term investments .................          205,077        127,937
   Accounts receivable, net ....................................................          115,810         83,054
   Inventories..................................................................           71,743         92,721
   Other current assets ........................................................          198,090        210,235
                                                                                   ---------------  ---------------
       Total current assets ....................................................          590,720        513,947

Property, plant and equipment, net .............................................          445,441        496,566
Goodwill .......................................................................          322,008        321,669
Other intangible assets ........................................................           62,716         89,615
Other assets ...................................................................          191,608        150,851
                                                                                   ---------------  ---------------
Total assets ...................................................................    $   1,612,493   $  1,572,648
                                                                                   ===============  ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................    $      58,545   $     59,431
   Accrued compensation and employee benefits ..................................           38,087         39,151
   Other current liabilities ...................................................          105,790         84,112
   Current portion of long-term debt ...........................................            7,017              -
   Deferred income on sales to distributors ....................................           13,908         15,774
   Income taxes payable ........................................................            2,026          1,292
                                                                                   ---------------  ---------------
       Total current liabilities ...............................................          225,373        199,760

Convertible subordinated notes .................................................          668,652        468,900
Deferred income taxes and other tax liabilities ................................          168,652        177,404
Other long-term liabilities ....................................................           19,016         52,961
                                                                                   ---------------  ---------------
       Total liabilities .......................................................        1,081,693        899,025
                                                                                   ---------------  ---------------
Commitments and contingencies (See Note 6)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and
outstanding ....................................................................               --             --
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 139,164 and 139,164 issued; 119,014 and 123,743 outstanding at September 28, 2003
   and December 29, 2002  ......................................................            1,391          1,391
Additional paid-in-capital .....................................................        1,114,633      1,172,654
Deferred stock compensation ....................................................           (7,462)       (25,283)
Accumulated other comprehensive income .........................................            1,350          2,376
Accumulated deficit ............................................................         (265,360)      (155,916)
                                                                                   ---------------  ---------------
                                                                                          844,552        995,222
Less: shares of common stock held in treasury, at cost; 20,150 shares
and 15,421 shares at September 28, 2003 and December 29, 2002 ..................         (313,752)      (321,599)
                                                                                   ---------------  ---------------
       Total stockholders' equity ..............................................          530,800        673,623
                                                                                   ---------------  ---------------
Total liabilities and stockholders' equity .....................................    $   1,612,493   $  1,572,648
                                                                                   ===============  ===============

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      Three months ended          Nine months ended
                                                                    -----------------------    ------------------------
                                                                   September 28, September 29, September 28, September 29,
                                                                       2003          2002          2003          2002
                                                                    ---------     ---------     ---------     ---------
Revenues ........................................................   $ 216,642     $ 205,021     $ 600,725     $ 600,297
Cost of revenues ................................................     111,499       111,096       320,520       340,214
                                                                    ---------     ---------     ---------     ---------
Gross margin ....................................................     105,143        93,925       280,205       260,083
                                                                    ---------     ---------     ---------     ---------

Operating expenses:
   Research and development .....................................      62,028        70,987       190,642       224,588
   Selling, general and administrative ..........................      33,139        48,551        96,079       119,296
   Restructuring ................................................      (5,523)        2,433        (2,348)       (6,277)
   Acquisition-related costs ....................................       9,444        10,658        28,274        32,145
                                                                    ---------     ---------     ---------      ---------
     Total operating expenses ...................................      99,088       132,629       312,647       369,752
                                                                    ---------     ---------     ---------     ---------
Operating income (loss) .........................................       6,055       (38,704)      (32,442)     (109,669)
Interest income .................................................       2,930         3,339        11,255        15,699
Interest expense ................................................      (3,249)       (4,886)      (13,055)      (14,515)
Other income and (expense), net .................................      12,251       (14,749)        8,170       (13,573)
                                                                    ---------     ---------     ---------     ---------
Income (loss) before income taxes ...............................      17,987       (55,000)      (26,072)     (122,058)
Provision for income taxes ......................................        (720)          (89)       (2,422)         (883)
                                                                    ---------     ---------     ---------     ---------
     Net income (loss) ..........................................   $  17,267     $ (55,089)    $ (28,494)    $(122,941)
                                                                    =========     =========     =========     =========

Basic net income (loss) per share ...............................   $    0.15     $   (0.45)    $   (0.23)    $   (1.00)
Diluted net income (loss) per share .............................   $    0.12     $   (0.45)    $   (0.23)    $   (1.00)


Weighted average common and common equivalent shares outstanding:
     Basic ......................................................     118,116       123,634       122,021       122,907
     Diluted ....................................................     163,175       123,634       122,021       122,907

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                      ----------------------------
                                                                                      September 28,  September 29,
                                                                                           2003          2002
                                                                                      -------------  -------------
Cash flow from operating activities:
   Net loss ........................................................................  $   (28,494)   $  (122,941)
   Adjustments to reconcile net loss to net cash generated from (used for)
    operating activities:
   Depreciation and amortization ...................................................      126,738        130,670
   Amortization of deferred stock compensation .....................................        9,667         28,257
   (Gain) loss on sales of property, plant and equipment, net ......................          395           (368)
   Employee stock purchase assistance plan interest ................................       (2,622)        (3,993)
   Acquired in-process research and development ....................................            -            500
   Net (gain) loss on early retirement of debt .....................................        7,513         (5,946)
   Unrealized (gain) loss on foreign currency derivatives ..........................          877           (368)
   Asset impairment and other ......................................................      (15,058)        29,048
   Restructuring ...................................................................       (5,323)       (13,528)
   Minority interest ...............................................................       (1,045)             -
   Deferred income taxes ...........................................................         (101)         2,832
   Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable ...........................................................      (29,666)        (8,374)
     Inventories ...................................................................       20,978        (16,255)
     Other assets ..................................................................        6,048         (3,818)
     Accounts payable, accrued liabilities and other liabilities ...................      (30,509)       (25,125)
     Deferred income ...............................................................       (1,866)           905
     Income taxes payable ..........................................................          734            124
                                                                                       ----------     ----------
       Net cash generated from (used for) operating activities .....................       58,266         (8,380)
                                                                                       ----------     ----------
Cash flow from investing activities:
   Purchase of investments .........................................................      (76,602)        (45,150)
   Sale or maturities of investments ...............................................       49,696         157,917
   Cash refunded from (used for) acquisitions, net .................................        1,442           (582)
   Acquisition of property, plant and equipment ....................................      (49,024)      (123,546)
   (Issuance) repayment of notes to employees, net .................................        1,614         16,582
   Proceeds from the sale of equipment .............................................        3,684          2,406
   Proceeds from sale of NVE investment.............................................       23,354         (8,319)
   Other investment ................................................................       (2,911)       (16,513)
                                                                                       ----------     ----------
       Net cash generated from (used for) investing activities .....................      (48,747)       (17,205)
                                                                                       ----------     ----------
Cash flow from financing activities:
   Proceeds from borrowings, net of issuance costs .................................       17,293              -
   Proceeds from issuance of convertible debt, net of issuance costs ...............      581,550              -
   Redemption of convertible debt ..................................................     (404,283)       (42,124)
   Issuance (repurchase) of common shares, net .....................................      (72,712)        19,184
   Purchase of call spread on common stock .........................................      (49,300)             -
   Premiums received from stock put options ........................................            -            198
   Maturity of structured options, net .............................................            -          1,574
   Issuance (repayment) of stockholder notes receivable, net .......................           60           (295)
   Other long-term liabilities .....................................................        3,118         (1,837)
                                                                                       ----------     ----------
       Net cash generated from (used for) financing activities .....................       75,726        (23,300)
                                                                                       ----------     ----------
Net increase (decrease) in cash and cash equivalents ...............................       85,245        (48,885)
                                                                                       ----------     ----------
Cash and cash equivalents, beginning of period .....................................       87,200        109,999
                                                                                       ----------     ----------
Cash and cash equivalents, end of period ...........................................  $   172,445    $    61,114
                                                                                      ===========    ===========
Supplemental Disclosure of Non-Cash Information
Common stock issued for acquisitions................................................  $         -    $     2,318
Customer prior advances used for equipment..........................................  $     5,500    $         -

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 28, 2003
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation ("Cypress") reports on a fiscal year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter. The three month periods ended September 28, 2003 ("Q3 2003"), June 29, 2003 ("Q2 2003"), March 30, 2003 ("Q1 2003"), September 29, 2002 ("Q3 2002"),
June 30, 2002 ("Q2 2002") and March 31, 2002 ("Q1 2002") all included thirteen weeks.

Basis of Presentation

In the opinion of the management of Cypress, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been reclassified to conform to current year presentation. Cypress believes that the disclosures are adequate so that the information is not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress's Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

The results of operations for the three and nine months ended Q3 2003 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the condensed consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Cypress has not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FASB recently delayed the required implementation date such that the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. On June 27, 2003, Cypress entered into a new operating lease to refinance its then existing operating leases with respect to certain manufacturing and office facilities located in Minnesota and California (see Note 6). Cypress refinanced these leases in a manner that best met its financing strategy. The new operating lease is not subject to the consolidation provisions of FIN 46. Cypress does not expect the finalization of FIN 46 by the FASB relating to variable interest entities created prior to January 31, 2003 to impact the condensed consolidated financial statements as the issues currently under discussion do not impact Cypress.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133;
(b) in connection with other FASB projects dealing with financial instruments; and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 had no impact on Cypress's condensed consolidated financial statements. Cypress is applying the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the condensed consolidated financial statements related to SFAS 150 for the nine months ended Q3 2003.

Accounting for Stock-Based Compensation

Cypress has a number of stock-based employee compensation plans. Cypress accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the related Interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The following table illustrates the effect on net income (loss) and related per share amounts if Cypress had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.

                                                                      Three months ended           Nine months ended
--------------------------------------------------------------------------------------------------------------------------
                                                                  September 28,  September 29, September 28, September 29,
(In thousands, except per share amounts)                               2003          2002          2003          2002
--------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                    $   17,267     $  (55,089)    $ (28,494)    $(122,941)
Add: Total stock-based employee compensation expense
reported in net income (loss), net of taxes                       $    1,025     $    3,517     $   4,359     $  12,884
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                  (16,051)       (26,688)      (45,472)      (93,234)
                                                                  ----------     ----------     ---------     ---------
Pro forma net income (loss)                                       $    2,241     $  (78,260)    $ (69,607)    $(203,291)
                                                                  ==========     ==========     =========     =========
Income (loss) per share:
Basic--as reported                                                $     0.15     $    (0.45)    $   (0.23)    $   (1.00)
Diluted--as reported                                              $     0.12     $    (0.45)    $   (0.23)    $   (1.00)
Basic--pro forma                                                  $     0.02     $    (0.63)    $   (0.57)    $   (1.65)
Diluted--pro forma                                                $     0.03     $    (0.63)    $   (0.57)    $   (1.65)
--------------------------------------------------------------------------------------------------------------------------

Note 2 - Consolidation of SunPower Corporation ("SunPower")

Cypress gained effective control over SunPower in Q1 2003. As a result, effective the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights of the minority shareholders. Cypress and its Chief Executive Officer ("CEO"), own preferred stock of SunPower which is convertible into common stock. As of Q3 2003, Cypress and its CEO own approximately 57% and 6%, respectively, of SunPower on an as-converted basis.

Minority interest in the losses of SunPower are included in Other income and (expense), net. As the minority shareholder's investment in SunPower, which was included in Other long-term liabilities, had been reduced to zero at the end of Q2 2003, Q3 2003 losses attributable to the minority shareholders' of SunPower were born solely by Cypress. The minority interest in losses of SunPower were zero and $1.0 million for the three and nine months ended Q3 2003, respectively. Pro forma statement of operations information has not been presented because the effect of the SunPower consolidation was not material.

As of the end of Q3 2003, Cypress had loaned SunPower $2.4 million for operating cash f1ow needs, which loans bear interest at the applicable federal rates. In October 2003, the Cypress Board of Directors authorized the exercise of a convertible preferred stock warrant ("Preferred Stock Warrant"), issued by SunPower to Cypress, as a result of SunPower meeting certain product efficiency, quality deliverables and marketability requirements. The Preferred Stock Warrant is exercisable for cash of $16.0 million. Upon the exercise of the Preferred Stock Warrant, the cumulative amount loaned for operating cash flow needs would be due within one year.

The exercise of the Preferred Stock Warrant, by Cypress, gives rise to a $16.0 million put and call option, exercisable for 30 days from the date of the exercise of the Preferred Stock Warrant. Under the put option, SunPower shareholders would be entitled to sell up to 6.4 million shares of common stock of SunPower to Cypress at $2.50 per share. Under the call option, Cypress would be entitled to purchase the same 6.4 million shares of common stock from SunPower shareholders at $2.50 per share. Settlement of both the put and call options would be in Cypress common stock. Should the put or call option be exercised, Cypress and its CEO could own as much as approximately 92% and 4%, respectively, of SunPower on an as-converted basis. If Cypress and its CEO own on a combined basis greater than 92.5% of the outstanding common stock of SunPower, as any time, either Cypress or the non-Cypress shareholders may call upon the other party to acquire all, and no less than all, the non-Cypress shareholders outstanding common shares and securities convertible into common shares at fair market value (the "Buy-out"). The Buy-out may be settled in Cypress stock or cash or any combination thereof, at Cypress's option.

At the end of Q3 2003, Cypress had an outstanding loan of $2.5 million to SunPower in connection with the facilitation of a fabrication facility. The loan bears interest at 7% and SunPower is repaying the loan monthly through fiscal 2008.

At the end of Q3 2003, Cypress was in the process of negotiating final terms on an additional $30.0 million loan facility to SunPower. Cypress will become obligated to provide this loan facility upon exercise the Preferred Stock Warrant discussed above. Cypress had advanced a total of $15.5 million against this loan facility as at the end of Q3 2003. Subsequent to Q3 2003, Cypress advanced an additional $7.6 million against the $30.0 million loan facility. As part of the terms of the loan facility, Cypress will be granted a warrant to purchase approximately 4.3 million shares of SunPower common stock at a price of $0.07 per share.

All SunPower intercompany loans and transactions have been eliminated from the condensed consolidated financial statements.

Note 3 - Goodwill and Intangibles

Goodwill

Cypress's goodwill is reported in the Non-memory business segment. The following is a rollforward for the goodwill balance in this segment in fiscal 2003:

                                              Balance at                                           Balance at
                                             December 29,                                         September 28,
(In thousands)                                   2002            Reclassified         Other           2003
                                             -----------------------------------------------------------------
Non-memory                                     $321,669             $2,683          $(2,344)        $322,008

As a result of Cypress's consolidation of SunPower during Q1 2003, a total of $2.7 million was reclassified from Other assets to Goodwill. Other represents other miscellaneous adjustments to Goodwill primarily as a result of Cypress's prior acquisition escrow closings.

Purchased Intangibles

The following tables present details of Cypress's total purchased intangible assets:

As of September 28, 2003
--------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
(In thousands)                                                  Gross            Amortization          Net
--------------------------------------------------------------------------------------------------------------
Purchased technology                                        $     192,656       $   (140,961)       $ 51,695
Non-compete agreements                                             18,650            (12,861)          5,789
Patents, licenses and trademarks                                    6,703             (3,399)          3,304
Other                                                               4,605             (2,677)          1,928
--------------------------------------------------------------------------------------------------------------
   Total                                                    $     222,614       $   (159,898)       $ 62,716
--------------------------------------------------------------------------------------------------------------

As of December 29, 2002
--------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
(In thousands)                                                   Gross           Amortization         Net
--------------------------------------------------------------------------------------------------------------
Purchased technology                                        $     191,700       $  (119,133)     $    72,567
Non-compete agreements                                             18,650            (8,243)          10,407
Patents, licenses and trademarks                                    6,350            (2,233)           4,117
Under market leases                                                 1,850            (1,850)              --
Other                                                               4,600            (2,076)           2,524
--------------------------------------------------------------------------------------------------------------
   Total                                                    $     223,150       $  (133,535)     $    89,615
--------------------------------------------------------------------------------------------------------------

Amortization expense for three and nine months ended Q3 2003 of $9.4 million and $28.3 million, respectively, associated with these acquired intangibles is included in Acquisition-related costs in the condensed consolidated statement of operations. The estimated annual amortization expense of purchased intangible assets, as of the end of Q3 2003, is as follows:

-----------------------------------------------------------------------------------------
(In thousands)                                                                   Amount
-----------------------------------------------------------------------------------------
2003 (remaining three months)                                              $       9,451
2004                                                                              33,045
2005                                                                              14,655
2006                                                                               2,882
2007                                                                                 562
2008 and beyond                                                                    2,121
-----------------------------------------------------------------------------------------
   Total                                                                   $      62,716
-----------------------------------------------------------------------------------------

Note 4 - Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. Cypress currently has two active restructuring plans - one initiated in the third quarter of fiscal 2001 ("Fiscal 2001 Restructuring Plan") and the other initiated in the fourth quarter of fiscal 2002 ("Fiscal 2002 Restructuring Plan"). Cypress recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, Cypress took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs.

Fiscal 2002 Restructuring Plan:

On October 17, 2002, Cypress announced a restructuring plan that included the resizing of Cypress's manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002 ("Q4 2002"), Cypress recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date, Cypress has disposed of equipment with a net book value of $10.7 million. The net book value of the remaining unsold equipment as of Q3 2003 was $20.2 million. The proceeds from the sales of the assets approximated their carrying values. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines and sales offices that were closed in Europe and the United States. As of the end of Q2 2003, all of these employees had left Cypress.

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

A net restructuring charge of $2.5 million was recorded in Q3 2003. This charge consisted of $2.4 million for additional opportunities identified as part of the personnel and leased facility portion of the Fiscal 2002 Restructuring Plan, in addition to a net $0.1 million charge for additional costs resulting from prior quarters change in estimate. Of the $2.4 million charge for additional opportunities identified, the personnel portion of the charge relates to severance and related employee benefit costs for the termination of approximately 62 additional employees, the majority of whom were located in the United States at Cypress's facilities in San Jose, and Europe. As of the end of Q3 2003, all of these employees had left Cypress. The net leased facility charge of $0.8 million consists of $0.9 million resulting from the cessation of use of Cypress's U.K. Design Center facility offset by $0.1 million reversal of a Q4 2002 restructuring charge for the U.K. Sales facility that was vacated in Q4 2002. The termination of employees in the U.K. resulted in the need for a smaller facility and the U.K. Sales facility was accordingly put back into use.

In Q3 2003, Cypress placed back into service assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from an increase in customer unit demand forecast, versus Cypress's initial assumptions at the time of the restructuring in Q4 2002. When the assets were put back into service, they were recorded at their fair value in accordance with SFAS 144.

In the fourth quarter of fiscal 2003 ("Q4 2003"), Cypress is planning a bid sale of the remaining equipment held for sale under the Fiscal 2002 Restructuring Plan, and expects to have final disposition of the remaining equipment by the end of Q4 2003.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2002 Restructuring Plan:

--------------------------------------------------------------------------------
                             Property, plant   Leased
(In thousands)                & equipment    Facilities  Personnel    Total
--------------------------------------------------------------------------------
Q4 2002 Provision               $ 35,959    $  1,211    $  8,188    $ 45,358
Non-cash charges                     (39)         --         (40)        (79)
Cash charges                         (50)       (524)     (5,276)     (5,850)
--------------------------------------------------------------------------------
Balance at December 29, 2002      35,870         687       2,872      39,429
Q1 2003 Provision                     --          --       3,360       3,360
Non-cash charges                  (2,413)         --          --      (2,413)
Cash charges                         (98)         (2)     (2,263)     (2,363)
--------------------------------------------------------------------------------
Balance at March 30, 2003         33,359         685       3,969      38,013
Non-cash charges                  (3,161)         --          --      (3,161)
Cash charges                        (225)        (51)     (3,224)     (3,500)
Other adjustments                 (3,191)         --          --      (3,191)
--------------------------------------------------------------------------------
Balance at June 29, 2003          26,782         634         745      28,161
Q3 2003 Provision                     --         788       1,752       2,540
Non-cash charges                  (2,740)        113          --      (2,627)
Cash charges                        (137)       (123)       (688)       (948)
Other adjustments                 (4,138)         --          --      (4,138)
--------------------------------------------------------------------------------
Balance at September 28, 2003   $ 19,767    $  1,412    $  1,809    $ 22,988
--------------------------------------------------------------------------------

Fiscal 2001 Restructuring Plan:

On July 16, 2001, Cypress announced a restructuring plan that involved resizing its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which Cypress operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of fiscal 2001 ("Q3 2001"), Cypress recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

In connection with the July 16, 2001 announcement, in Q3 2001, Cypress removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment. Through Q3 2003, Cypress has disposed of equipment with a net book value of $67.5 million. The proceeds from the sales of the assets generally approximated their carrying values. In Q2 2002 and Q3 2002, Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus Cypress's initial assumptions at the time of the restructuring in Q3 2001. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). The net effect of the restructuring adjustment was a credit to the Restructuring line on the condensed consolidated statement of operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In Q1 2002, Cypress also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. In Q1 2002, Cypress recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Fiscal 2001 Restructuring Plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

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

In Q4 2002, Cypress recorded a credit of $0.7 million related to the revised estimate of personnel costs. All the personnel related charges and actions taken by Cypress in Q3 2001, Q1 2002 and Q3 2002 resulted in the termination of approximately 890 employees, all of whom had left Cypress as of the end of Q2 2003.

In Q3 2003, Cypress held a bid sale on the remaining equipment held for sale under the Fiscal 2001 Restructuring Plan. As a result, an $8.1 million credit was recorded associated with the release of prior reserves. At the end of Q3 2003, all but one piece of equipment with a carrying value of $0.5 million remained unsold. Cypress expects to dispose of this equipment in Q4 2003. The remaining reserve balance at the end of Q3 2003 of $16.0 million will be settled in Q4 2003 with the disposition of the related equipment with no impact to the condensed consolidated statement of operations.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan:

----------------------------------------------------------------------------------------------------------------
                                                       Property, plant   Leased
(In thousands)                                           & equipment    Facilities    Personnel         Total
----------------------------------------------------------------------------------------------------------------
Initial provision in September 30, 2001                $   113,350     $     4,079    $    14,684    $   132,113
Non-cash charges                                            (5,145)             --         (8,970)       (14,115)
Cash charges                                                  (380)            (53)        (3,836)        (4,269)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                              107,825           4,026          1,878        113,729
Non-cash charges                                            (2,124)             --            (86)        (2,210)
Cash charges                                                (1,239)           (160)          (407)        (1,806)
----------------------------------------------------------------------------------------------------------------
Balance at December 30, 2001                               104,462           3,866          1,385        109,713
Provision                                                       --              --          1,595          1,595
Non-cash charges                                            (5,096)             --             --         (5,096)
Cash charges                                                  (147)           (375)        (1,581)        (2,103)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                                   99,219           3,491          1,399        104,109
Cash charges                                                  (151)           (503)          (553)        (1,207)
Other adjustments                                          (13,217)             --             --        (13,217)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                    85,851           2,988            846         89,685
Provision                                                    3,378           2,761          3,251          9,390
Non-cash charges                                           (12,316)             --           (924)       (13,240)
Cash charges                                                  (484)           (502)        (1,039)        (2,025)
Other adjustments                                           (9,545)             --             --         (9,545)
----------------------------------------------------------------------------------------------------------------
Balance at September 29, 2002                               66,884           5,247          2,134         74,265
Provision                                                       --              --           (701)          (701)
Non-cash charges                                           (12,786)             --             --        (12,786)
Cash charges                                                  (419)           (582)          (799)        (1,800)
----------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002                                53,679           4,665            634         58,978
Non-cash charges                                           (16,046)             --             --        (16,046)
Cash charges                                                  (862)           (674)          (540)        (2,076)
----------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003                                   36,771           3,991             94         40,856
Non-cash charges                                            (1,206)             --             --         (1,206)
Cash charges                                                  (471)           (739)          (115)        (1,325)
Other adjustments                                              (64)             --             21            (43)
----------------------------------------------------------------------------------------------------------------
Balance at June 29, 2003                                    35,030           3,252             --         38,282
Provision                                                   (8,063)             --             --         (8,063)
Non-cash charges                                           (10,915)             --             --        (10,915)
Cash charges                                                   (74)           (520)            --           (594)
----------------------------------------------------------------------------------------------------------------
Balance at September 28, 2003                          $    15,978     $     2,732       $     --    $    18,710
----------------------------------------------------------------------------------------------------------------

Note 5 - Balance Sheet Components

Inventories
-----------------------------------------------------------------------------------------
                                                        September 28,       December 29,
(In thousands)                                              2003                2002
-----------------------------------------------------------------------------------------
Raw materials                                          $        3,626      $       3,185
Work-in-process                                                43,587             54,668
Finished goods                                                 24,530             34,868
-----------------------------------------------------------------------------------------
Inventories                                            $       71,743      $      92,721
-----------------------------------------------------------------------------------------


Other Current Assets
-----------------------------------------------------------------------------------------
                                                        September 28,       December 29,
(In thousands)                                              2003                2002
-----------------------------------------------------------------------------------------
Employee stock purchase assistance plan, net           $       91,387      $      90,636
Deferred tax assets                                            76,588             85,041
Prepaid assets                                                 21,123             24,962
Other                                                           8,992              9,596
-----------------------------------------------------------------------------------------
Other current assets                                   $      198,090      $     210,235
-----------------------------------------------------------------------------------------


Other Assets
-----------------------------------------------------------------------------------------
                                                        September 28,       December 29,
(In thousands)                                              2003                2002
-----------------------------------------------------------------------------------------
Long-term marketable securities                        $       51,417      $      16,574
Key employee deferred compensation plan                        17,312             15,574
Restricted cash                                                62,821             62,380
Deferred tax asset                                             25,724             26,037
Other                                                          34,334             30,286
-----------------------------------------------------------------------------------------
Other assets                                           $      191,608      $     150,851
-----------------------------------------------------------------------------------------


Other Current Liabilities
-----------------------------------------------------------------------------------------
                                                        September 28,       December 29,
(In thousands)                                              2003                2002
-----------------------------------------------------------------------------------------
Customer advances                                      $       37,431      $       3,950
Interest payable                                                3,528              8,216
Key employee deferred compensation plan                        21,676             16,785
Accrued royalties                                               3,447              4,098
Accrued rep commissions                                         6,129              4,291
Other                                                          33,579             46,772
-----------------------------------------------------------------------------------------
Other current liabilities                              $      105,790      $      84,112
-----------------------------------------------------------------------------------------

Note 6 - Commitments and Contingencies

Guarantees and Product Warranties

Cypress applies the disclosure provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. As of Q3 2003, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. Cypress maintains self-insurance for certain liabilities of its officers and directors. The following is a description of significant arrangements in which Cypress is a guarantor.

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

Product Warranties

Cypress estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Cypress's warranty accrual are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to Cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. As of the end of Q3 2003, warranty reserve was $2.4 million. Warranty costs have not historically been significant as a percentage of revenue.

SunPower Corporation

See Note 2 for discussion of Cypress's funding obligations to SunPower.

Synthetic Lease Transactions

On June 27, 2003, Cypress entered into a synthetic operating lease agreement with a new lessor for manufacturing and office facilities located in Minnesota and California. This transaction, which qualifies for operating lease accounting treatment, replaced the three existing synthetic leases associated with these two facilities. There was no impact to Cypress's results of operations as a result of terminating the former leases and entering into the new lease. Lease obligations related to the replaced synthetic leases, totaling $61.4 million, were extinguished with existing restricted cash collateral and a new synthetic lease obligation of $62.7 million was established as of the end of Q2 2003. The new synthetic lease requires Cypress to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If Cypress had exercised its right to purchase all the properties subject to the new synthetic lease at the end of Q3 2003, Cypress would have been required to make a payment and record assets totaling $62.7 million. Cypress's management believes that proceeds from the sale of properties under the new synthetic lease would equal or exceed the payment obligation and therefore no liability to Cypress currently exists. Cypress is required to maintain restricted cash or investments to serve as collateral for this lease. As of Q3 2003, the amount of restricted cash recorded was $62.8 million and was classified within Other assets in the condensed consolidated balance sheet. As of Q3 2003, Cypress was in compliance with the financial covenant required by the new lessor. As of Q3 2003, the maximum potential exposure to residual value guarantees was approximately $54.5 million and Cypress does not expect to have a loss on such guarantees.

In accordance with FIN 45, Cypress determined that the fair value associated with the residual value guarantee imbedded in the synthetic operating lease was $2.0 million. This amount was recorded in Other assets and Other long-term liabilities and is being amortized over the term of the synthetic operating lease.

Legal Matters

In January 2002, Cypress was contacted by Syndia Corporation ("Syndia"), which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. In Q1 2003, Cypress was informed that the United States Patent and Trademark Office is reexamining these two patents. Furthermore, Cypress was informed in Q2 2003 that Syndia had been sued by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in the United States District Court of the Northern District of California, in a declaratory judgment action alleging these two Syndia patents are invalid, unenforceable and not infringed. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson's estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada on the same 14 patents, in which the plaintiffs allege that the patents are invalid, unenforceable and not infringed. The Nevada trial proceedings concluded in January 2003, post-trial briefing has concluded, and the matter is under submission with the judge. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson's alleged fraud in obtaining the four non-stayed patents was held on February 4, 2003. In the judge's proposed findings following the trial, it appears that the judge does not intend to find that any of the patents are unenforceable due to fraud. However, the parties filed their objections to the proposed findings on August 29, 2003 and are awaiting the final order. In Q3 2003, TSMC settled with Lemelson, and as a result one of the fraud defenses asserted only by TSMC at trial will not be decided by the judge. The case is proceeding in the "claim construction" (i.e. patent claim interpretation) phase on the four non-stayed patents, and the date for conclusion of the claim construction briefing is expected to be delayed until the first quarter of fiscal 2004 in part due to TSMC's settlement with Lemelson. After the claim construction briefing has concluded, the judge may request a claim construction hearing or may take the matter under submission on the briefs. Cypress has reviewed and investigated the allegations in both Lemelson's original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Note 7 - Debt and Equity Transactions

Option Contracts

At the end of Q3 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders' equity in the accompanying condensed consolidated balance sheet. The contracts, which were extended during Q2 2003, require physical settlement and expire in December 2003. Upon expiration of the options, if Cypress's stock price is above the threshold price of $20.00 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress's stock price is below the threshold price of $20.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended.

In conjunction with the 1.25% convertible subordinated notes offering in June 2003, Cypress purchased a call spread option on Cypress's common stock ("Call Spread Option") maturing in July 2004 for $49.3 million. The Call Spread Option, including fees and costs, has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Call Spread Option covers approximately 32.0 million shares of Cypress common stock. The Call Spread Option is designed to mitigate dilution from conversion of the 1.25% convertible subordinated notes in the event that the market price per share of Cypress's common stock upon exercise of the Call Spread Option is greater than $15.00 per share and is less than or equal to $24.50 per share. The Call Spread Option may be settled at Cypress's option in either net shares or in cash. Settlement of the Call Spread Option in net shares on the expiration date would result in Cypress receiving a number of shares, not to exceed 12.4 million, of Cypress's common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the Call Spread Option, the amount of cash or net shares potentially received by Cypress will be dependent upon the then existing overall market conditions, on Cypress's stock price, the volatility of Cypress's stock and the amount of time remaining on the Call Spread Option.

Deferred Stock-Based Compensation

Cypress records provisions for deferred stock compensation related to acquisitions. There was no such provision recorded in either the three or nine months ended Q3 2003. Deferred stock compensation expense is amortized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years. Deferred stock compensation expense, included in Cost of revenues, Selling, general and administrative expense and Research and development expense in the condensed consolidated statements of operations, totaled approximately $1.4 million and $8.7 million for the three and nine months ended Q3 2003, respectively, and approximately $7.8 million and $28.1 million for the three and nine months ended Q3 2002, respectively. Deferred compensation is lower in the three and nine months of fiscal 2003 compared to the three and nine months of fiscal 2002 as a result of employee terminations and accelerated amortization in accordance with FIN 28.

Convertible Subordinated Notes

During Q2 2003, Cypress issued $600.0 million of five-year convertible subordinated notes, maturing June 2008, with a coupon of 1.25% ("1.25% Notes"), with interest payable on June 15 and December 15 beginning December 15, 2003. Each note, which may be converted at anytime by the holders prior to maturity, is convertible into 55.172 shares of Cypress stock plus a cash payment of $300.00. Cypress, at its option, may satisfy the $300.00 cash payment by issuing common stock if the then current stock price exceeds $11.65. The 1.25% Notes are callable at anytime on or after June 20, 2006. At anytime prior to maturity, Cypress may, at its option, elect to terminate the holders' conversion rights if the closing price of Cypress's common stock exceeds $21.75 (subject to certain adjustments) for 20 days out of a 30 consecutive trading day period. If Cypress issues a notice of termination of conversion rights prior to June 20, 2006, Cypress will pay additional interest in an amount equal to three years of interest, less any interest actually paid prior to the conversion date, to holders who convert their 1.25% Notes.

As of the end of Q2 2003, of the $600.0 million of 1.25% Note proceeds, Cypress had used approximately $75.1 million to repurchase and retire portions of its existing 4.0% convertible subordinated notes (the "4.0% Notes") and 3.75% convertible subordinated notes (the "3.75% Notes") in privately negotiated transactions, $95.3 million to repurchase 9.0 million shares of Cypress common stock, $49.3 million to purchase an issuer call spread option and $18.0 million for transaction costs. The issuer call spread option was recorded in stockholders' equity.

In Q3 2003, Cypress redeemed the remaining $255.2 million outstanding principal amount of the 4.0% Notes and $70.0 million of the 3.75% Notes, from the proceeds of the 1.25% Notes. As of the end of Q3 2003, there were no 4.0% Notes outstanding, $68.7 million of 3.75% Notes outstanding and $600.0 million of the 1.25% Notes outstanding, all classified as long-term debt. In Q3 2003, Cypress recorded a $6.3 million loss on redemption related to the $325.2 million redemption of the 4.0% Notes and 3.75% Notes, consisting of premiums paid and the write-off of a proportionate share of the related issuance costs.

On June 30, 2003, Cypress filed a resale shelf registration statement on Form S-3 for the registration of the 1.25% Notes and the shares of Cypress common stock underlying the 1.25% Notes. The registration statement was declared effective by the Securities and Exchange Commission on September 10, 2003.

Collateralized Debt Instruments

During Q1 2003, Cypress entered into long-term loan agreements with two lenders with an aggregate principal amount equal to $24.8 million. These agreements are collateralized by specific equipment located at Cypress's U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to a financial covenant. As of the end of Q3 2003, the aggregate principal outstanding was $21.9 million and Cypress was in compliance with the financial covenants.

Line of Credit

In September 2003, Cypress entered into a $50.0 million twenty-four month revolving line of credit with Silicon Valley Bank. As of the end of Q3 2003, there was no amount outstanding under the line of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 175 basis points at Cypress's election. The line of credit agreement includes a variety of covenants binding on Cypress and its subsidiaries, including restrictions in the incurrence of indebtedness, incurrence of loans, and transfers of assets and financial covenants with respects to tangible net worth and a quick ratio. Cypress obligations under the line of credit are guaranteed and secured by the stock of certain of its subsidiaries. Cypress intends to use the line of credit on an as needed basis to fund working capital and capital expenditures including Cypress's obligations under the SunPower agreements.

Stock Option Plans

Cypress has two stock option plans: the 1994 stockholder approved Stock Option Plan ("1994 Plan") and the 1999 non-stockholder approved Stock Option Plan ("1999 Plan"). The 1999 Plan does not allow for the issuance of options to officers and directors but the 1994 Plan does. The 1994 Plan expires in April 2004.

Cypress believes that stock option grants are critical to its ability to attract and retain personnel. As a result, in order to secure sufficient options for issuance to non-officers and directors, Cypress's Board of Directors, in Q2 2003, approved an increase of 20.0 million shares for issuance under the 1999 Plan. While Cypress continues to evaluate its overall compensation structure, Cypress is planning to submit for stockholder approval, in its 2004 Proxy statement, a new stock option plan that will cover employees, officers and directors.

Note 8 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

----------------------------------------------------------------------------------------
                                                        September 28,       December 29,
(In thousands)                                              2003                2002
----------------------------------------------------------------------------------------
Accumulated net unrealized gain on available-for-
 sale investments                                      $          369      $       1,033
Accumulated net unrealized gain on derivatives                    981              1,343
----------------------------------------------------------------------------------------
Total accumulated other comprehensive income           $        1,350      $       2,376
----------------------------------------------------------------------------------------

The components of comprehensive income (loss) are as follows:

                                                             Three months ended            Nine months ended
----------------------------------------------------------------------------------------------------------------------
                                                        September 28,  September 29,  September 28, September 29,
(In thousands)                                               2003         2002           2003           2002
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ 17,267      $(55,089)     $(28,494)     $(122,941)
Unrealized gain (loss) on available-for-sale securities     (3,912)         (340)         (664)        (1,947)
Unrealized gain (loss) on derivatives                         (681)         (197)         (362)           749
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                               $ 12,674      $(55,626)     $(29,520)     $(124,139)
----------------------------------------------------------------------------------------------------------------------

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

Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources. Cypress accounts for its hedges of committed purchases of equipment as cash flow hedges, such that changes in the fair value of the effective portion of hedge contracts, if material, are recorded in Accumulated other comprehensive income in stockholders' equity. Amounts deferred in Accumulated other comprehensive income will be recorded in the condensed consolidated statement of operations in the period in which the underlying transactions impact earnings. At the end of Q3 2003, the effective portion of unrealized gains on cash flow hedges recorded in Accumulated other comprehensive income was $1.0 million net of tax. Ineffective hedges are recorded in Other income and (expense), net and were $1.0 and $0.7 million for the three and nine months ended Q3 2003 and $(0.1) and $0.4 for the three and nine months ended Q3 2002. As of the end of Q3 2003, Cypress had forward contracts for Euro exposures with an aggregate notional value of $6.5 million.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in Other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of the end of Q3 2003, Cypress held forward contracts with an aggregate notional value of $4.0 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) were $1.0 million and $0.4 million for the three and nine months ended Q3 2003 compared to $0.4 million and $(1.5) million for the three and nine months ended Q3 2002. The $1.0 million gain recorded in Q3 2003 was primarily associated with the settlement of a Euro forward contract associated with the cancellation of a purchase order for wafer fabrication equipment no longer required for operations. The amounts are included in Other income and (expense), net in the condensed consolidated statements of operations.

Note 10 - Income Taxes

Cypress's effective rates of income tax expense for Q3 2003 and Q3 2002 were 4.0% and 0.2%, respectively. For the nine months ended Q3 2003 and Q3 2002, Cypress's effective rates of income tax expense were 9.3% and 0.7%, respectively. A tax provision of $0.7 million was recorded during Q3 2003 compared to a tax provision of $0.1 million during Q3 2002. The tax provision for each fiscal year is attributable to foreign withholding tax on royalty income and income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to Cypress's assessment of the likelihood of realization of these benefits. Cypress's effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits and other business factors.

Note 11 - 2001 Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (the "Plan"). The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. Each loan was evidenced by a full recourse, promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds from the loan(s), the proceeds of the sale must first be used to repay the interest and then the principal on the loan(s) before being received by the Plan participant. The loans are callable by Cypress at any time and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, who are also named corporate officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually. As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense of $0.9 million in Q3 2003 and $0.9 million in Q3 2002 to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at the end of Q3 2003 totaled $8.7 million. The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. As of the end of Q3 2003, loans (including accrued interest) outstanding under the Plan net of loss reserve were $91.4 million, as compared to $90.6 million at the end of Q4 2002. This balance is classified on the condensed consolidated balance sheet within Other current assets. Cypress has established a loss reserve, which represents an amount for estimated uncollectible balances, with changes in the loss reserve recognized in Selling, general and administrative expense. In determining this loss reserve, Cypress considered various factors, including an independent fair value analysis of the loans and the underlying collateral. At the end of Q3 2003, the net carrying value of the loans of $91.4 million is $2.9 million more than the underlying common stock collateral. To date, there have been immaterial write-offs. At the end of Q3 2003 and Q3 2002, the loss reserve was $16.2 million and $15.9 million, respectively. Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans. In October 2003, Cypress announced a program aimed at minimizing any losses to employees as a result of Cypress's common stock price fluctuations. Under this program, a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee's break-even point. If the common stock price declines to the stop loss price, the common stock purchased by the employee under the Plan will be automatically sold and the proceeds utilized to repay the employee's outstanding loan to Cypress. From the end of Q3 2003 to the end of October 2003, Cypress collected $7.0 million from employees who had settled their loan obligations.

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

Business Segment Information

Cypress's reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are characterized by high unit sales volume and are generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress's technologically advanced, eight-inch wafer production facility located in Minnesota. Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, unit sales of Non-memory Products are generally lower than Memory Products, but sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress's six-inch wafer production facility located in Texas, while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus ("USB") interfaces for personal computers to high value products such as Cypress's OC-48 Serializer/Deserializer ("SERDES") device for optical communications systems.

The tables below set forth information about the reportable business segments for the three and nine months ended Q3 2003 and Q3 2002, respectively. Cypress does not allocate interest income and expense, income taxes, acquisition-related costs or restructuring charges to its segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

                                                                    Three months ended            Nine months ended
-------------------------------------------------------------------------------------------------------------------------
                                                               September 28,  September 29,  September 28,  September 29,
(In thousands)                                                     2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------------------
Memory                                                          $  87,305     $   83,339     $  235,895     $  240,493
Non-memory                                                        129,337        121,682        364,830        359,804
-------------------------------------------------------------------------------------------------------------------------
   Total consolidated revenues                                  $ 216,642     $  205,021     $  600,725       $600,297
-------------------------------------------------------------------------------------------------------------------------

Business Segment Income (Loss) before Provision for Income Taxes

                                                                    Three months ended            Nine months ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                September 28,  September 29, September 28,   September 29,
(In thousands)                                                      2003           2002           2003           2002
-----------------------------------------------------------------------------------------------------------------------------
Memory                                                          $  (4,091)    $    4,848     $  (15,710)   $    (8,728)
Non-memory                                                         14,067        (30,461)         9,194        (75,073)
Restructuring and acquisition costs                                (3,921)       (13,091)       (25,926)       (25,868)
Interest income                                                     2,930          3,339         11,255         15,699
Interest expense                                                   (3,249)        (4,886)       (13,055)       (14,515)
Other income and (expense), net                                    12,251        (14,749)         8,170        (13,573)
-----------------------------------------------------------------------------------------------------------------------------
   Income (Loss) before provision for income taxes              $  17,987     $  (55,000)     $ (26,072)   $  (122,058)
-----------------------------------------------------------------------------------------------------------------------------

Market Segment Information

Cypress does not allocate interest income and expense, income taxes, acquisition-related costs or restructuring charges to segments. Cypress does not allocate assets to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

                                                                    Three months ended            Nine months ended
-------------------------------------------------------------------------------------------------------------------------
                                                               September 28,  September 29,  September 28,  September 29,
(In thousands)                                                     2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------------------
Wide area networks/storage area networks                        $  66,784      $  66,096      $ 187,418       $191,409
Wireless terminals/wireless infrastructure                         64,670         73,273        180,861        199,648
Computation and consumer                                           76,206         60,605        208,012        195,242
Cypress subsidiaries                                                8,982          5,047         24,434         13,998
------------------------------------------------------------------------------------------------------------------------
   Total consolidated revenues                                  $ 216,642      $ 205,021      $ 600,725       $600,297
------------------------------------------------------------------------------------------------------------------------

Market Segment Income (Loss) Before Provision for Income Taxes

                                                                   Three months ended            Nine months ended
-------------------------------------------------------------------------------------------------------------------------
                                                               September 28,  September 29,  September 28,  September 29,
(In thousands)                                                     2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------------------
Wide area networks/storage area networks                        $  (2,398)     $ (11,562)     $ (15,441)     $  (39,375)
Wireless terminals/wireless infrastructure                          4,169            172          2,214         (14,464)
Computation and consumer                                           13,770         (7,688)        26,720          (9,830)
Cypress subsidiaries                                               (5,565)        (6,535)       (20,009)        (20,132)
Restructuring and acquisition costs                                (3,921)       (13,091)       (25,926)        (25,868)
Interest income                                                     2,930          3,339         11,255          15,699
Interest expense                                                   (3,249)        (4,886)       (13,055)        (14,515)
Other income and (expense), net                                    12,251        (14,749)         8,170         (13,573)
-------------------------------------------------------------------------------------------------------------------------
   Income (Loss) before provision for income taxes              $  17,987      $ (55,000)     $ (26,072)     $ (122,058)
-------------------------------------------------------------------------------------------------------------------------

International revenues accounted for 67.5% and 63.3% for the three and nine months ended Q3 2003 compared to 58.2% and 56.8% for the corresponding periods ended Q3 2002.

No individual customer accounted for greater than 10.0% of total revenues for the three and nine months ended Q3 2003. Sales to Motorola, Inc. accounted for 13.1% and 10.5% for the three and nine months ended Q3 2002.

Sales to FE Global, one of Cypress's distributors, accounted for 12.7% for the three months ended Q3 2003. For the nine months ended Q3 2003 and the three months and the nine months ended Q3 2002, no individual distributor accounted for greater than 10.0% of total revenues.

Note 13 - Earnings (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities include stock options and shares issuable upon the conversion of convertible debt. The following table sets forth the computation of basic and diluted net income per share (In thousands, except per share amounts):

                                                                    Three months ended           Nine months ended
-------------------------------------------------------------------------------------------------------------------------
                                                               September 28,  September 29,  September 28,  September 29,
                                                                   2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------------------
BASIC:
Net income (loss) attributable to common shareholders           $  17,267      $ (55,089)      $(28,494)      $(122,941)
                                                                =========      ==========      =========      =========

Weighted-average common shares                                    118,116        123,634        122,021         122,907
                                                                =========      ==========      =========      =========

Basic net income (loss) per share                               $    0.15      $   (0.45)      $  (0.23)      $   (1.00)
                                                                =========      ==========      =========      =========

DILUTIVE:
Net income (loss) attributable to common shareholders           $  17,267      $ (55,089)     $ (28,494)      $(122,941)
Interest on 1.25% Notes, net of taxes                               1,312              -              -               -
Bond issuance costs on 1.25% Notes, net of taxes                      646              -              -               -
                                                                ---------      ----------     ----------      ---------
Net income (loss) for diluted computation                       $  19,225      $ (55,089)     $ (28,494)      $(122,941)
                                                                =========      ==========      =========      =========

Weighted-average common shares                                    118,116        123,634        122,021         122,907
Effect of dilutive securities:
   Stock options                                                   11,956              -              -               -
   1.25% Notes                                                     33,103              -              -               -
                                                                ---------      ----------     ----------      ---------
Adjusted weighted average common shares and assumed
    conversions                                                   163,175        123,634        122,021         122,907
                                                                =========      ==========      =========      =========

Diluted net income (loss) per share                             $    0.12      $   (0.45)      $  (0.23)      $   (1.00)
                                                                =========      ==========      =========      =========

For the nine months ended Q3 2003 and for the three and nine months ended Q3 2002, outstanding options were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Total outstanding options to purchase common stock at the end of Q3 2003 were 41.7 million shares at a weighted-average exercise price of $13.32. Total outstanding options to purchase common stock at the end of Q3 2002 were 37.3 million shares at a weighted-average exercise price of $15.18.

For the three months ended Q3 2003, diluted earnings per share included approximately 33.1 million shares assuming conversion of the 1.25% Notes and payment of the $300 portion of each note in cash rather than common stock. Each $1,000 principal value 1.25% Notes issued in June 2003, is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. Cypress, at its option may pay the $300 in shares of common stock, subject to certain conditions. Cypress currently intends to pay the $300 in cash rather than shares of common stock. As a result, for purposes of determining Cypress's diluted earnings per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, earnings in the diluted earnings per share calculation are adjusted by 70% of the interest expense and bond issuance costs.

For the three months ended Q3 2002 and for the nine months ended Q3 2003 and Q3 2002, the shares of common stock issuable upon the assumed conversion of convertible subordinated notes were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

Note 14 - Subsequent Event

In October 2003, Cypress announced the signing of a definitive agreement to acquire the outstanding stock of Cascade Semiconductor Corporation. The acquisition which is not material to Cypress, is expected to close in Q4 2003 and will be accounted for under purchase accounting rules. Cascade specializes in 1T Pseudo-SRAM products for wireless applications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CYPRESS SEMICONDUCTOR CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          For the Three and Nine Month Periods Ended September 28, 2003

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, expected capital expenditures, future acquisitions, the financing of SunPower Corporation ("SunPower"), the repayment of loans by SunPower, or the intention to exercise the SunPower preferred stock warrant, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, the expected disposition of equipment and the settlement of reserves, expected proceeds if properties subject to synthetic lease were sold, our expected use of our line of credit, our intention with respect to payment of the $300.00 payable on conversion of our convertible subordinated notes with a coupon of 1.25% ("1.25% Notes"), risks related to investing in development stage companies, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" below and elsewhere in this report.

Results of Operations

Business Segment Net Revenues

Revenues for the three and nine months ended September 28, 2003 ("Q3 2003") were $216.6 and $600.7 million, respectively, an increase of $11.6 million or 5.7% and an increase of $0.4 million or 0.1%, respectively, compared to revenues for the three and nine months ended September 29, 2002 ("Q3 2002") of $205.0 and $600.3 million. We derive our revenues from the sale of Memory products and Non-memory products, which are targeted primarily to the data communications, wireless, computation and consumer markets.

                                                                  Three months ended             Nine months ended
-------------------------------------------------------------------------------------------------------------------------
                                                            September 28,  September 29,  September 28,  September 29,
(In thousands)                                                   2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------------------
Memory                                                       $  87,305     $   83,339     $   235,895    $    240,493
Non-memory                                                     129,337        121,682         364,830         359,804
-------------------------------------------------------------------------------------------------------------------------
   Total consolidated revenues                               $ 216,642     $  205,021     $   600,725    $    600,297
-------------------------------------------------------------------------------------------------------------------------

Revenues from the sale of Memory products for the three and nine months ended Q3 2003 increased $4.0 million or 4.8% and decreased $4.6 million or 1.9% versus revenues from the sale of these products for the three and nine months ended Q3 2002, respectively. In Q2 2003, we acquired Micron Technology, Inc.'s Synchronous Static Random Access Memory ("SRAM") product portfolio, which contributed $9.9 million and $19.5 million of revenue to the Memory product group for the three and nine months ended Q3 2003, respectively. Excluding the effects of the acquisition of Micron's SRAM product portfolio, revenue declined for both periods compared to the three and nine months ended Q3 2002. Memory product units increased 8.7% for the three months ended Q3 2003 versus Q3 2002, with increases in the Sync and Micropower family products being partially offset by decreases in the Fast family of products. Average selling prices ("ASPs") for the three months ended Q3 2003 decreased from Q3 2002 although the average density (Mbits/Unit) of SRAM products sold continued to increase. We use ASP/Mbit as an indication of the magnitude of price change for Memory Products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined 28.8% in the three months ended Q3 2003 from the three months ended Q3 2002.

Memory product units decreased 2.2% for the nine months ended Q3 2003 versus the nine months ended Q3 2002, with declines in the Fast and Micropower family products being partially offset by increases in the Sync family of products. ASPs for the nine months ended Q3 2003 were flat compared to the nine months ended Q3 2002 although the average density (Mbits/Unit) of SRAM products sold continued to increase. ASP/Mbit declined 28.6% in the nine months ended Q3 2003 from the nine months ended Q3 2002.

For the three months ended Q3 2003, revenue from the sale of Non-memory products increased $7.7 million or 6.3% versus the three months ended Q3 2002. The increase was driven by Universal Serial Bus ("USB") 2.0, Network Search Engines ("NSEs"), Programmable Logic Devices ("PLDs") and Programmable System on a Chip ("PSoC") products offset by reduced revenue from our Frequency Timing Generators ("FTG"), Neuron and VME products. Non-memory product unit sales increased for the three months ended Q3 2003 by 15.8% compared to the three months ended Q3 2002. This reflects an increase in unit sales from our USB family of products, NSE, PSoC, Programmable Clocks and FTG products offset by reduced unit demand for Neuron.

Non-memory revenue for the nine months ended Q3 2003 increased by $5.0 million or 1.4% versus the nine months ended Q3 2002. The change resulted from increased revenue from our subsidiaries Cypress MicroSystems, Inc. ("CMS"), SunPower and Silicon Light Machines ("SLM"). Also, increases by NSEs, USB 2.0, physical layer ("PHY") and adoption of our multi-PORT ("MPORT") products offset reduced demand for our Programmable Clocks and Neuron products. Non-memory product unit sales increased for the nine months ended Q3 2003 by 5.9% compared to the nine months ended Q3 2002. This reflects an increase in unit sales from our USB family of products, PSoC, MPORT and FTG products offset by reduced unit demand for Programmable Clocks and Neuron.

As is typical in the semiconductor industry, ASPs of products generally decline over the lifetime of the products. To increase revenues, we seek to expand our market share in the markets we currently serve and to introduce and sell new products with higher ASPs.

Cost of Revenues/Gross Margin

Costs of revenues for the three and nine months ended Q3 2003 were $111.5 million and $320.5 million, respectively, compared to $111.1 and $340.2 million, respectively, for the three and nine months ended Q3 2002. This equates to gross margins for the three and nine months ended Q3 2003 of 48.5% and 46.6%, respectively, compared to 45.8% and 43.3%, respectively, for the three and nine months ended Q3 2002.

The gross margin of Memory products for the three and nine months ended Q3 2003 were 26.1% and 25.3%, respectively, compared to 36.1% and 27.4%, respectively, for the three and nine months ended Q3 2002. Gross margin for both periods declined as a result of ASP erosion and lower sales of previously reserved inventory in an amount representing the reserves previously recognized.

The gross margin of Non-memory products for the three and nine months ended Q3 2003 were 63.6% and 60.5%, respectively, compared to 52.4% and 54.0%, respectively, for the three and nine months ended Q3 2002. The Non-memory products gross margin improved due to a shift to higher margin MPORT, PHY and PLD product sales as well as a transition to USB 2.0 for the three and nine months ended Q3 2003 as compared to the three and nine months ended Q3 2002.

In the three and nine months ended Q3 2003 compared to three and nine months ended Q3 2002, we were able to offset the impact of declining prices on our gross margin by implementing cost cutting measures including reducing manufacturing capacity and related headcount. In addition, we continued to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, improve defect densities, improve yields and ultimately lower manufacturing costs.

During the three and nine months ended Q3 2003, our gross margin benefited as a result of the sale of previously reserved inventory in an amount representing the reserves previously recognized. The incremental gross margin benefit recognized was 1.1% and 1.7%, respectively, for the three and nine months ended Q3 2003 and 2.9% and 2.1%, respectively, for the three and nine months ended Q3 2002.

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

International revenues accounted for 67.5% and 63.3% for the three and nine months ended Q3 2003 compared to 58.2% and 56.8% for the corresponding periods ended Q3 2002.

No individual customer accounted for greater than 10.0% of total revenues for the three and nine months ended Q3 2003. Sales to Motorola, Inc. accounted for 13.1% and 10.5% for the three and nine months ended Q3 2002.

Sales to FE Global, one of Cypress's distributors, accounted for 12.7% for the three months ended Q3 2003. For the nine months ended Q3 2003 and the three months and the nine months ended Q3 2002, no individual distributor accounted for greater than 10.0% of total revenues.

Research and Development

                                            Three months ended                         Nine months ended
--------------------------------------------------------------------------------------------------------------------
                                September 28,  September 29,         %      September 28,   September 29,      %
(In thousands)                      2003           2002           Change        2003            2002        Change
--------------------------------------------------------------------------------------------------------------------
Revenues                        $  216,642       $ 205,021           5.7%   $  600,725       $ 600,297         0.1%
Research and development            62,028          70,987        (12.6)%      190,642         224,588      (15.1)%
R&D as a percent of revenues          28.6%           34.6%        (6.0)%         31.7%           37.4%      (5.7)%
--------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") expenditures in the three and nine months ended Q3 2003 decreased from the three and nine months ended Q3 2002 due to closing down of design centers, headcount reductions in existing locations and a reduction in non-cash deferred stock compensation. To keep up with changing business conditions and with our customer needs, we have scaled back on some of our process and design projects and refocused our attention on fewer projects that are critical to our success. The design center closures and headcount reductions contributed a cost reduction of $5.8 million and $16.4 million, respectively, for the three and nine months ended Q3 2003 compared to the three and nine months ended Q3 2002. During the three and nine month periods ended Q3 2003, we recorded $0.9 million and $10.6 million, respectively, in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions as compared to $7.6 million and $36.1 million, respectively, for the three and nine months ended Q3 2002. The decrease in these acquisition-related compensation charges is attributed to the reduction in non-cash deferred compensation amortization (resulting from the headcount reduction) and milestones not being achieved in the three and nine months ended Q3 2003.

We believe that our future success will depend on our ability to develop and introduce new products that will compete effectively on the basis of price, performance and ability to address customer needs. Our process technology research focuses primarily on the continuous migration to smaller geometries. During Q3 2003, we continued ramping our latest 0.13-micron technology in manufacturing. Our transfer of 90 nanometer technology from our eight-inch R&D facility in San Jose, California to our eight-inch manufacturing facility in Minnesota is progressing on schedule with 27.0% improvements in 72 Megabit SRAM yields demonstrated in Q3 2003.

Selling, General and Administrative

                                            Three months ended                         Nine months ended
---------------------------------------------------------------------------------------------------------------------
                                      September 28,  September 29,         %      September 28, September 29,     %
(In thousands)                             2003           2002           Change      2003          2002        Change
---------------------------------------------------------------------------------------------------------------------
Revenues                               $ 216,642       $ 205,021           5.7%   $  600,725      $ 600,297        0.1%
Selling, general and administrative       33,139          48,551        (31.7)%       96,079        119,296     (19.5)%
SG&A as a percent of revenues               15.3%           23.7%        (8.4)%         16.0%          19.9%     (3.9)%
---------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the three and nine months ended Q3 2003 decreased $15.4 million and $23.2 million, respectively, compared to the three and nine months ended Q3 2002. In Q3 2002, we had a $14.7 million charge to increase the reserve against outstanding loans to employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Program. The remaining reduction for both the three and nine months ended Q3 2003 compared to the three and nine months ended Q3 2002 is the result of the restructuring and spending reduction efforts at the end of fiscal 2002 and beginning of fiscal 2003. These efforts have led to reduced labor charges through reduced headcount and hiring in favorable labor markets. Decreases in general spending levels include lower commissions, advertising, conferences and travel expenses. Legal spending in fiscal 2003 has also declined due to the settlement of litigation with Integrated Circuit Systems, Inc. which was settled in Q3 2002.

For the three and nine months ended Q3 2003, we recorded $0.1 million and $0.4 million, respectively, in non-cash deferred compensation from acquisitions and cash compensation related to milestone/revenue-based compensation from acquisitions compared to $0.9 million and $3.5 million, respectively, for the comparable three and nine months ended Q3 2002.

Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. We currently have two active restructuring plans - one initiated in the third quarter of fiscal 2001 ("Fiscal 2001 Restructuring Plan") and the other initiated in the fourth quarter of fiscal 2002 ("Fiscal 2002 Restructuring Plan"). We recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, we took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs.

Fiscal 2002 Restructuring Plan:

On October 17, 2002, we announced a restructuring plan that included the resizing of our manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002 ("Q4 2002"), we recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. To date, we have disposed of equipment with a net book value of $10.7 million. The net book value of the remaining unsold equipment as of Q3 2003 was $20.2 million. The proceeds from the sales of the assets approximated their carrying values. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines and sales offices that were closed in Europe and the United States. As of the end of Q2 2003, all of these employees had left Cypress.

A restructuring charge of $3.4 million was recorded in the first quarter of fiscal 2003 ("Q1 2003") for additional opportunities identified as part of the personnel portion of the Fiscal 2002 Restructuring Plan. The charge relates to the severance and related employee benefit costs for the termination of approximately 150 additional employees, the majority of whom were located in the United States at our facilities in San Jose, Texas and Minnesota. As of the end of Q2 2003, all of these employees had left Cypress.

In the second quarter of fiscal 2003 ("Q2 2003"), we placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the restructuring in Q4 2002. When the assets were put back into service, they were recorded at their fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and the related impairment reserve of $3.2 million was reversed. This resulted in an excess recovery of the reserves initially established for these assets. This amount was not material.

A net restructuring charge of $2.5 million was recorded in Q3 2003. This charge consisted of $2.4 million for additional opportunities identified as part of the personnel and leased facility portion of the Fiscal 2002 Restructuring Plan, in addition to a net $0.1 million charge for additional costs resulting from prior quarters change in estimate. Of the $2.4 million charge for additional opportunities identified, the personnel portion of the charge relates to severance and related employee benefit costs for the termination of approximately 62 additional employees, the majority of whom were located in the United States at Cypress's facilities in San Jose, and Europe. As of the end of Q3 2003, all of these employees had left Cypress. The net leased facility charge of $0.8 million consists of

$0.9 million resulting from the cessation of use of Cypress's U.K. Design Center facility offset by $0.1 million reversal of a Q4 2002 restructuring charge for the U.K. Sales facility that was vacated in Q4 2002. The termination of employees in the U.K. resulted in the need for a smaller facility and the U.K. Sales facility was accordingly put back into use.

In Q3 2003, we placed back into service assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from an increase in customer unit demand forecast, versus our initial assumptions at the time of the restructuring in Q4 2002. When the assets were put back into service, they were recorded at their fair value in accordance with SFAS No. 144.

In the fourth quarter of fiscal 2003 ("Q4 2003"), we are planning a bid sale of the remaining equipment held for sale under the Fiscal 2002 Restructuring Plan, and expects to have final disposition of the remaining equipment by the end of Q4 2003.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2002 Restructuring Plan:

-----------------------------------------------------------------------------------------------------------------
                                                       Property, plant    Leased
(In thousands)                                           & equipment    Facilities    Personnel         Total
-----------------------------------------------------------------------------------------------------------------
Q4 2002 Provision                                      $    35,959     $     1,211    $     8,188    $    45,358
Non-cash charges                                               (39)             --            (40)           (79)
Cash charges                                                   (50)           (524)        (5,276)        (5,850)
-----------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002                                35,870             687          2,872         39,429
Q1 2003 Provision                                               --              --          3,360          3,360
Non-cash charges                                            (2,413)             --             --         (2,413)
Cash charges                                                   (98)             (2)        (2,263)        (2,363)
-----------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003                                   33,359             685          3,969         38,013
Non-cash charges                                            (3,161)             --             --         (3,161)
Cash charges                                                  (225)            (51)        (3,224)        (3,500)
Other adjustments                                           (3,191)             --             --         (3,191)
-----------------------------------------------------------------------------------------------------------------
Balance at June 29, 2003                                    26,782             634            745         28,161
Q3 2003 Provision                                               --             788          1,752          2,540
Non-cash charges                                            (2,740)            113             --         (2,627)
Cash charges                                                  (137)           (123)          (688)          (948)
Other adjustments                                           (4,138)             --             --         (4,138)
-----------------------------------------------------------------------------------------------------------------
Balance at September 28, 2003                          $    19,767     $     1,412    $     1,809    $    22,988
-----------------------------------------------------------------------------------------------------------------

Fiscal 2001 Restructuring Plan:

On July 16, 2001, we announced a restructuring plan that involved resizing our manufacturing facilities, reducing our workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which we operate. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas. During the third quarter of fiscal 2001 ("Q3 2001"), we recorded restructuring charges of $132.1 million related to property, plant and equipment, leased facilities and personnel.

In connection with the July 16, 2001 announcement, in Q3 2001, we removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. We have actively marketed the equipment. Through Q3 2003, we have disposed of equipment with a net book value of $67.5 million. The proceeds from the sales of the assets generally approximated their carrying values. In the second quarter of fiscal 2002 ("Q2 2002") and Q3 2002, we placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus our initial assumptions at the time of the restructuring in Q3 2001. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). The net effect of the restructuring adjustment was a credit to the Restructuring line on the condensed consolidated statement of operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In the first quarter of fiscal 2002 ("Q1 2002"), we also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values.

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

In Q4 2002, we recorded a credit of $0.7 million related to the revised estimate of personnel costs. All the personnel related charges and actions we took in Q3 2001, Q1 2002 and Q3 2002 resulted in the termination of approximately 890 employees, all of whom had left Cypress as of the end of Q2 2003.

In Q3 2003, we held a bid sale on the remaining equipment held for sale under the Fiscal 2001 Restructuring Plan. As a result, an $8.1 million credit was recorded associated with the release of prior reserves. At the end of Q3 2003, all but one piece of equipment with a carrying value of $0.5 million remained unsold. We expect to dispose of this equipment in the fourth quarter of fiscal 2003 ("Q4 2003"). The remaining reserve balance at the end of Q3 2003 of $16.0 million will be settled in Q4 2003 with the disposition of the related equipment with no impact to the condensed consolidated statement of operations.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan:

----------------------------------------------------------------------------------------------------------------
                                                       Property, plant   Leased
(In thousands)                                           & equipment    Facilities       Personnel        Total
----------------------------------------------------------------------------------------------------------------
Initial provision in September 30, 2001                $   113,350     $     4,079    $    14,684    $   132,113
Non-cash charges                                            (5,145)             --         (8,970)       (14,115)
Cash charges                                                  (380)            (53)        (3,836)        (4,269)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                              107,825           4,026          1,878        113,729
Non-cash charges                                            (2,124)             --            (86)        (2,210)
Cash charges                                                (1,239)           (160)          (407)        (1,806)
----------------------------------------------------------------------------------------------------------------
Balance at December 30, 2001                               104,462           3,866          1,385        109,713
Provision                                                       --              --          1,595          1,595
Non-cash charges                                            (5,096)             --             --         (5,096)
Cash charges                                                  (147)           (375)        (1,581)        (2,103)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                                   99,219           3,491          1,399        104,109
Cash charges                                                  (151)           (503)          (553)        (1,207)
Other adjustments                                          (13,217)             --             --        (13,217)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                    85,851           2,988            846         89,685
Provision                                                    3,378           2,761          3,251          9,390
Non-cash charges                                           (12,316)             --           (924)       (13,240)
Cash charges                                                  (484)           (502)        (1,039)        (2,025)
Other adjustments                                           (9,545)             --             --         (9,545)
----------------------------------------------------------------------------------------------------------------
Balance at September 29, 2002                               66,884           5,247          2,134         74,265
Provision                                                       --              --           (701)          (701)
Non-cash charges                                           (12,786)             --             --        (12,786)
Cash charges                                                  (419)           (582)          (799)        (1,800)
----------------------------------------------------------------------------------------------------------------
Balance at December 29, 2002                                53,679           4,665            634         58,978
Non-cash charges                                           (16,046)             --             --        (16,046)
Cash charges                                                  (862)           (674)          (540)        (2,076)
----------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003                                   36,771           3,991             94         40,856
Non-cash charges                                            (1,206)             --             --         (1,206)
Cash charges                                                  (471)           (739)          (115)        (1,325)
Other adjustments                                              (64)             --             21            (43)
----------------------------------------------------------------------------------------------------------------
Balance at June 29, 2003                                    35,030           3,252             --         38,282
Provision                                                   (8,063)             --             --         (8,063)
Non-cash charges                                           (10,915)             --             --        (10,915)
Cash charges                                                   (74)           (520)            --           (594)
----------------------------------------------------------------------------------------------------------------
Balance at September 28, 2003                          $    15,978     $     2,732    $        --    $    18,710
----------------------------------------------------------------------------------------------------------------


Acquisition-related Costs

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process research and development charges. Amortization of intangible assets was $9.4 million and $28.3 million for the three and nine months ended Q3 2003, respectively, compared to $10.7 million and $32.1 million for the three and nine months ended Q3 2002, respectively. Amortization costs were lower for both periods due to impairment write-offs which lowered the balance needed to be amortized.

Interest Income, Interest Expense and Other Income and (Expense), Net

                                                                      Three months ended               Nine months ended
---------------------------------------------------------------------------------------------------------------------------------
                                                               September 28,    September 29,    September 28,    September 29,
(In thousands)                                                     2003             2002             2003             2002
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                                 $  2,930         $    3,339       $  11,255        $  15,699
Interest expense                                                  (3,249)            (4,886)        (13,055)          (14,515)
Other income and (expense), net                                   12,251            (14,749)          8,170           (13,573)
---------------------------------------------------------------------------------------------------------------------------------
Interest and other income and (expense), net                    $ 11,932         $  (16,296)      $   6,370        $  (12,389)
---------------------------------------------------------------------------------------------------------------------------------

Interest income decreased by $0.4 million or 12.2% in the three months ended Q3 2003 versus the three months ended Q3 2002 due to lower cash and investment balances and lower investment yields. For the nine months ended Q3 2003 versus the nine months ending Q3 2002, interest income decreased by $4.4 million. Approximately $2.0 million of this decrease was due to a duty refund that we received from the United States Custom Service during fiscal 2002. The remaining decrease is due primarily to lower investment yields.

Interest expense decreased by $1.6 million in Q3 2003 to $3.2 million versus Q3 2002 primarily due to the full redemption of our 4.0% convertible subordinated notes on July 8, 2003 and the partial redemption of our 3.75% convertible subordinated notes on July 1, 2003. Interest expense is primarily associated with our 4.0%, 3.75% and 1.25% convertible subordinated notes issued in January 2000, June 2000 and June 2003, respectively.

Other income and (expense), net was $12.3 million and $8.2 million, respectively, for the three and nine months ended Q3 2003 compared to $(14.7) million and $(13.6) million, respectively, for the three and nine months ended Q3 2002. Below is a summary of the major components:

                                                                     Three months ended              Nine months ended
-----------------------------------------------------------------------------------------------------------------------------
                                                               September 28,   September 29,   September 28,   September 29,
(In thousands)                                                     2003            2002            2003            2002
-----------------------------------------------------------------------------------------------------------------------------
Amortization of bond issuance costs                             $  (1,016)      $    (687)      $  (2,667)       $ (2,144)
Gain (loss) on repurchase of bonds                                 (6,277)             --          (7,524)          5,946
Gain on sale of investment in NVE Corporation                      17,126              --          17,126              --
Investment impairment charges                                         750         (14,108)           (262)        (16,209)
Foreign exchange gain (loss)                                        2,003             262           1,108          (1,012)
Minority interest                                                      --              --           1,045              --
Other                                                                (335)           (216)           (656)           (154)
-----------------------------------------------------------------------------------------------------------------------------
Other income and (expense), net                                 $  12,251       $ (14,749)      $   8,170        $(13,573)
-----------------------------------------------------------------------------------------------------------------------------

Income Taxes

Our effective rates of income tax expense for Q3 2003 and Q3 2002 were 4.0% and 0.2%, respectively. For the nine months ended Q3 2003 and Q3 2002, our effective rates of income tax expense were 9.3% and 0.7%, respectively. A tax provision of $0.7 million was recorded during Q3 2003 compared to a tax provision of $0.1 million during Q3 2002. The tax provision for each fiscal year is attributable to foreign withholding tax on royalty income and income earned in certain countries that is not offset by current year net operating losses in other countries. The future tax benefit of certain losses is not currently recognized due to our assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits and other business factors.

Liquidity and Capital Resources

-----------------------------------------------------------------------------------------
                                                          September 28,      December 29,
(In thousands)                                                  2003              2002
-----------------------------------------------------------------------------------------
Cash, cash equivalents and short-term investments      $      205,077      $     127,937
Long-term marketable securities                                51,417             16,574
Restricted cash                                                62,821             62,380
Long-term debt (excluding current portion)                    685,768            469,875
-----------------------------------------------------------------------------------------

Key Components of Cash Flow

Our cash, cash equivalents and short-term investments totaled $205.1 million at the end of Q3 2003, a $77.1 million increase from the end of Q4 2002 and a $102.1 million increase from the end of Q3 2002. The increase over both periods is primarily due to financing activities in the nine months ended Q3 2003.

Cash generated from operations was $58.3 million in the nine months ended Q3 2003 compared to a use of $8.4 million in the nine months ended Q3 2002. Lower operating losses and working capital requirements contributed $94.4 million and $18.3 million, respectively. These contributions were partially offset by $46.1 million relating to changes in non-cash items.

Investment activities used cash of $48.7 million in the nine months ended Q3 2003 compared to a use of cash of $17.2 million in the nine months ended Q3 2002. We were a net purchaser versus seller of available-for-sale investments, which accounted for an additional $139.7 million of cash utilization. This was partially offset by lower capital expenditures of $74.5 million, and an increase in cash generated from investments of $45.3 million. This increase in cash from investments was primarily due to the sale of our NVE Corporation ("NVE") investment for $23.4 million in Q3 2003.

Financing activities generated $75.7 million in the nine months ended Q3 2003 compared to a use of cash of $23.3 million in the nine months ended Q3 2002. This change was primarily driven by new convertible debt proceeds net of issuance cost of $581.6 million, offset by repayment of existing convertible debt of $404.3 million, and the purchase of a call spread option of $49.3 million. See Note 7 to the condensed consolidated financial statements for a detailed discussion related to changes in our convertible debt.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal years ending December 2003 and 2004. Our expected significant investment and financing cash outlays for the fiscal years ending December 2003 and 2004 include capital expenditures for investment in our product development and technology initiatives and investments in SunPower. The Board of Directors has approved programs authorizing the repurchase of our common stock and convertible subordinated notes (the "Subordinated Notes") in the open market or in privately negotiated transactions at anytime. However, the timing and actual number of shares or principal amount to be repurchased is limited to $15.0 million, is at the discretion of management and is contingent on numerous factors including cash flow.

In September 2003, we entered into a $50.0 million twenty-four month revolving line of credit with Silicon Valley Bank. As of the end of Q3 2003, there was no amount outstanding under the line of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 175 basis points at our election. The line of credit agreement includes a variety of covenants binding on Cypress and its subsidiaries, including restrictions in the incurrence of indebtedness, incurrence of loans, and transfers of assets and financial covenants with respects to tangible net worth and a quick ratio. Our obligations under the line of credit are guaranteed and secured by the stock of certain of its subsidiaries. We intend to use the line of credit on an as needed basis to fund working capital and capital expenditures including our obligations under the SunPower agreements.

In September 2003, we sold our investment in NVE common stock for $23.4 million, resulting in a gain of $17.1 million. At the end of Q3 2003, we continued to hold a warrant to purchase 0.4 million shares of common stock of NVE with an aggregate exercise price of $6.0 million.

We have $668.7 million of aggregate principal amount in subordinated notes that are due in July 2005 and June 2008 in the amount of $68.7 million and $600.0 million, respectively. Through the end of Q3 2003, we had repurchased all of our outstanding 4.0% convertible notes and all but $68.7 million of our 3.75% convertible notes, totaling $400.3 million principal repurchases. In June 2003, we issued $600.0 million principle 1.25% subordinated convertible notes. The remaining subordinated notes are subject to compliance with certain covenants that do not contain financial ratios. As of Q3 2003, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the subordinated notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

In Q2 2003, we entered into a five year new master synthetic operating lease agreement, to replace two then existing synthetic operating lease agreements, for manufacturing and office facilities with one lessor. This lease requires us to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to this lease at the end of Q3 2003, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of the end of Q3 2003, the amount of restricted cash recorded was $62.8 million, which was classified as a non-current asset in our condensed consolidated balance sheet.

At June 29, 2003, we had an outstanding note with Sumitomo Bank Japan. The principal amount including accrued interest was $3.9 million (denominated in Yen). This amount was paid on June 30, 2003. As of Q3 2003, the maximum potential exposure to residual value guarantees related to the synthetic operating lease agreement was approximately $54.5 million and we do not expect to have a loss on such guarantees.

As of the end of Q3 2003, we had loaned SunPower $2.4 million for operating cash flow needs, which loans bear interest at the applicable federal rates. In October 2003, our Board of Directors authorized the exercise of a convertible preferred stock warrant ("Preferred Stock Warrant"), issued by SunPower to us, as a result of SunPower meeting certain product efficiency, quality deliverables and marketability requirements. The Preferred Stock Warrant is exercisable for cash of $16.0 million. Upon the exercise of the Preferred Stock Warrant, the cumulative amount loaned for operating cash flow needs would be due within one year.

The exercise of the Preferred Stock Warrant, by us, gives rise to a $16.0 million put and call option, exercisable for 30 days from the date of the exercise of the Preferred Stock Warrant. Under the put option, SunPower shareholders would be entitled to sell up to 6.4 million shares of common stock of SunPower to us at $2.50 per share. Under the call option, we would be entitled to purchase the same 6.4 million shares of common stock from SunPower shareholders at $2.50 per share. Settlement of both the put and call options would be in our common stock.

At the end of Q3 2003, we had an outstanding loan of $2.5 million to SunPower in connection with the facilitation of a fabrication facility. The loan bears interest at 7% and SunPower is repaying the loan monthly through fiscal 2008.

At the end of Q3 2003, we were in the process of negotiating final terms on an additional $30.0 million loan facility to SunPower. We will became obligated to provide this loan facility upon exercise of the Preferred Stock Warrant discussed above. We had advanced a total of $15.5 million against this loan facility as at the end of Q3 2003. Subsequent to Q3 2003, we advanced an additional $7.6 million against the $30.0 million loan facility. As part of the terms of the loan facility, we will be granted a warrant to purchase approximately 4.3 million shares of SunPower common stock at a price of $0.07 per share.

As disclosed in Note 7, we entered into long-term loan agreements with two lenders with an aggregate principal equal to $24.8 million in Q1 2003. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid with monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants and we were in compliance with these covenants as of Q3 2003. As of Q3 2003, the total remaining principal amount was $21.9 million.

We currently plan for approximately $90.0 million in expenditures on equipment in fiscal 2003 and anticipate significant continuing capital expenditures in subsequent years.

Capital Resources and Financial Condition

As of the end of Q3 2003, we had cash, cash equivalents and investments totaling $205.1 million. We also had an additional $62.8 million of restricted cash held as collateral for real estate synthetic leases.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the condensed consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FASB recently delayed the required implementation date such that the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. On June 27, 2003, we entered into a new operating lease to refinance our then existing operating leases with respect to certain manufacturing and other facilities located in Minnesota and California (see Note
6). We refinanced these leases in a manner that best met our financing strategy. The new operating lease is not subject to the consolidation provisions of FIN
46. We do not expect the final approval of FIN 46 by the FASB relating to variable interest entities created prior to January 31, 2003 to impact the condensed consolidated financial statements as the issues currently under discussion do not impact us.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 had no impact on our condensed consolidated financial statements. We are applying the provisions of SFAS 149 prospectively to transactions entered into and or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the condensed consolidated financial statements related to SFAS 150 for the nine months ended Q3 2003.

Risk Factors

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, expected capital expenditures, future acquisitions, the financing of SunPower Corporation, the repayment of loans by SunPower, or the intention to exercise the SunPower preferred stock warrant, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, the expected disposition of equipment and the settlement of reserves, expected proceeds if properties subject to synthetic lease were sold, our expected use of our line of credit, our intention with respect to payment of the $300.00 payable on conversion of our 1.25% Notes, risks related to investing in development stage companies, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" below and elsewhere in this report.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending have resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular. As a result of the downturn, our volumes initially declined and were followed by significant reductions in our average selling prices. We expect continued pressure on average selling prices in the future. As a consequence of the continued economic downturn in fiscal 2002, during Q4 2002, we announced a restructuring plan that resized our manufacturing facilities, reduced our workforce and combined facilities. In Q1 2003, we took an additional charge for personnel related to the Fiscal 2002 Restructuring Plan. In fiscal 2002, we recorded a charge for the impairment of goodwill and intangibles related to Silicon Light Machines as well as the impairment of certain other investments in development stage companies. If the adverse economic conditions continue or worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

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

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $90.0 million in expenditures on equipment in fiscal 2003 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

International revenues accounted for 67.5% of our total revenues in Q3 2003 and 63.3% in the first nine months of fiscal 2003. Long-lived assets are held primarily in the United States with 10.3% held in the Philippines and 0.5% in other foreign countries. Our Philippine assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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

We have outstanding loans, consisting of principal and cumulative accrued interest, of $107.6 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. (See Note 11 to our condensed consolidated financial statements included in this report for a further description of this plan.) We made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of Q3 2003, we have a loss reserve against these loans of $16.2 million. In determining this reserve requirement, management considered various factors, including an independent fair value analysis of these loans and the underlying collateral. At the end of Q3 2003, the net carrying value of the loans of $91.4 million is $2.9 million more than the underlying common stock collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

Our results of operations would be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk and we would have increased risk to our results of operations. However, we are willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans. In October 2003, we announced a program aimed at minimizing any losses to employees as a result of our common stock price fluctuations. Under this program, a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee's break-even point. If the common stock price declines to the stop loss price, the common stock purchased by the employee under the Plan will be automatically sold and the proceeds utilized to repay the employee's outstanding loan to us. From the end of Q3 2003 to the end of October 2003, we collected $7.0 million from employees who had settled their loan obligations.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese Yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. To mitigate these risks, Cypress utilizes derivative financial instruments. Based on Cypress's overall currency rate exposure at the end of Q3 2003, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress's financial position, results of operations and cash flows over the next fiscal year. Cypress does not use derivative financial instruments for speculative or trading purposes.

A 100 basis point increase or decrease in interest rates would not materially impact the fair market value of Cypress's investment portfolio nor Cypress's statement of operations due to the short-term nature of Cypress's investment portfolio and the variable interest rate characteristics of Cypress's debt and synthetic lease obligations. At the end of Q3 2003, Cypress's debt and synthetic lease obligations containing variable interest rate characteristics amounted to $21.9 million and $62.7 million, respectively.

Equity Options

At the end of Q3 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders' equity in the accompanying condensed consolidated balance sheet. The contracts, which were extended during Q2 2003, require physical settlement and expire in December 2003. Upon expiration of the options, if Cypress's stock price is above the threshold price of $20.00 per share, Cypress will receive a settlement value totaling $28.9 million. If Cypress's stock price is below the threshold price of $20.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. In conjunction with the 1.25% convertible subordinated notes offering in June 2003, Cypress purchased a call spread option on Cypress's common stock ("Call Spread Option") maturing in July 2004 for $49.3 million. The Call Spread Option, including fees and costs, has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Call Spread Option covers approximately 32 million shares of Cypress common stock. The Call Spread Option is designed to mitigate dilution from conversion of the 1.25% convertible subordinated notes in the event that the market price per share of the Company's common stock upon exercise of the call spread options is greater than $15 per share and is less than or equal to $24.50 per share. The call spread option may be settled at the Cypress's option in either net shares or in cash. Settlement of the Call Spread Option in net shares on the expiration date would result in Cypress receiving a number of shares, not to exceed 12.4 million shares, of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the Call Spread Option, the amount of cash or net shares potentially received by Cypress will be dependent upon then existing overall market conditions, on the Cypress's stock price, the volatility of the Cypress's stock and the amount of time remaining on the Call Spread Option.

Investments in Development Stage Companies

Cypress has invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of the end of Q3 2003, Cypress had invested $25.9 million in development stage companies, all of which could be lost if the companies are not successful.

As Cypress's equity investments generally do not permit Cypress to exert significant influence or control over the entity in which Cypress is investing, these amounts generally represent Cypress's cost of the investment, less any adjustments Cypress makes when it determines that an investment's net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, Cypress carefully considers the investee's cash position, projected cash flows (both short-and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes and competition. This evaluation process is based on information that Cypress requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on its evaluation, Cypress previously recorded impairment charges related to Cypress's investments in privately held companies in the aggregate of $19.6 million in fiscal years 2002 and 2001. Cypress has recorded impairment charges of $0.3 million in Q3 2003 and $1.3 million for the nine months ended Q3 2003. In Q3 2003, we sold our investment in NVE Corporation common stock for $23.4 million, resulting in a gain of $17.1 million. At the end of Q3 2003, we continued to hold a warrant to purchase 0.4 million shares of common stock of NVE with an aggregate exercise price of $6.0 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in Cypress's reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2003, Cypress may incur additional impairments to its equity investments in privately held companies.

Stock Purchase Assistance Plan

Included in Other current assets at Q3 2003, Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $107.6 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. As of the end of Q4 2002, the outstanding principal and cumulative accrued interest totaled $106.6 million. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of Q3 2003, Cypress had a loss reserve against these loans of $16.2 million. In determining the reserve, management considered various factors, including an independent fair value analysis of the loans and the underlying collateral. At the end of Q3 2003, the net carrying value of the loans of $91.4 million is $2.9 million more than the underlying common stock collateral.

If there were an additional 10% decline in the stock price, the difference between the carrying value of the loans and the underlying common stock collateral would be $11.5 million. If the stock continues at the same level, or does not increase, Cypress may have to further evaluate the reserve level. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans. In October 2003, Cypress announced a program aimed at minimizing any losses to employees as a result of Cypress's common stock price fluctuations. Under this program, a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee's break-even point. If the common stock price declines to the stop loss price, the common stock purchased by the employee under the Plan will be automatically sold and the proceeds utilized to repay the employee's outstanding loan to Cypress. From the end of Q3 2003 to the end of October 2003, Cypress collected $7.0 million from employees who had settled their loan obligations.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Cypress's management has evaluated, under the direction and with the participation of the Cypress's Chief Executive Officer and Chief Financial Officer, the effectiveness of Cypress's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing evaluation, Cypress's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, Cypress's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cypress in reports that Cypress files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b) Changes in internal control over financial reporting. There were no changes in Cypress's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Cypress's internal control over financial reporting.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)      Exhibits

         Exhibit 10.1 Loan and Security Agreement, dated as of September 25, 2003, by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

         Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

         Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

         Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(2)      Reports on Form 8-K

         Filing Date       Item Reported On

         July  17, 2003    Item 9. We furnished a copy of our press release
                           announcing our results for the fiscal quarter ending
                           June 29, 2003, including a reconciliation between GAAP and non-GAAP measures discussed in the press release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CYPRESS SEMICONDUCTOR CORPORATION

                             By     /s/ Emmanuel T. Hernandez
                                    ------------------------------------
                                    Emmanuel Hernandez
                                    Vice President, Finance and
                                    Administration and Chief Financial Officer

Dated: November 10, 2003