Form 10-K
period 2003-12-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2004-03-09
CIK 791915

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

     (Mark One)
     [X]       Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 28, 2003
                                       or
     [ ]       Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the transition period from __________ to __________.

                         Commission File Number: 1-10079

                                   ----------

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

                                                      Name of Each Exchange
                 Title of Each Class                   On Which Registered
            Common Stock, $.01 par value            New York Stock Exchange
  3.75% Convertible Subordinated Notes due 2005     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): [X] Yes No [ ]

     At March 1, 2004, 123,032,476 shares of the registrant's common stock were outstanding. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 29, 2003 on the New York Stock Exchange, was approximately $1,400,592,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant's 2004 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of
Part III of this Annual Report on Form 10-K.

================================================================================

                                      INDEX

PART I      ....................................................................................3

   ITEM 1.  BUSINESS............................................................................3
   ITEM 2.  PROPERTIES.........................................................................18
   ITEM 3.  LEGAL PROCEEDINGS..................................................................18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................19

PART II     ...................................................................................20

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........20
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA...............................................20
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS........................................................................21
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................35
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................37
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURES.......................................................................79
   ITEM 9A. CONTROLS AND PROCEDURES............................................................79

PART III    ...................................................................................79

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................80
   ITEM 11. EXECUTIVE COMPENSATION.............................................................80
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................80
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................80
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................80

PART IV     ...................................................................................80

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................80

SIGNATURES  ..................................................................................114

                                     PART I

ITEM 1.  BUSINESS

        The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, and statements as to the cost savings and productivity improvements, the proportion of parts assembled in our Philippines factory, pressure on and trends for average selling prices, investments by competitors in manufacturing capacity and productivity yields, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the financing of SunPower Corporation, the impact of SunPower Corporation on future financial results, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, our expected product revenue in the automotive sector, our outlook for fiscal 2004, our expected revenue for fiscal 2004, our expected improvements in gross margin in fiscal 2004, our expectations to generate positive cash flow from operations in fiscal 2004, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, adequacy of cash and working capital, our intention with respect to terminating the conversion rights associated with our $600 million convertible subordinated notes, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Risk Factors and elsewhere in this Report.

GENERAL

        We design, develop, manufacture and market a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. We have four product divisions and four subsidiaries organized into two business segments -- Memory and Non-Memory. Our product divisions -- Memory, Data Communications, Timing Technology and Personal Communications -- and our four subsidiaries -- Silicon Light Machines, Cypress MicroSystems, Silicon Magnetic Systems and SunPower Corporation -- are the core internal reporting entities, with all product divisions except Memory, and all subsidiaries aggregated into our Non-Memory business. In addition, we report on our product offerings by market segment in order to sharpen our focus on serving end markets. These four market segments are: Wide Area Networks and Storage Area Networks, which focus on networking and telecommunications applications; Wireless Infrastructure and Wireless Terminals, which focus on wireless base stations and handsets; Computation and Consumer, which focus on gaming, video, personal computer, and other consumer applications; and Cypress subsidiaries, which focus on emerging technologies and related market development. Refer to Note 20 of our Consolidated Financial Statements for further information related to our business and market segments.

        Cypress was incorporated in California in December 1982. The initial public offering of our common stock occurred in May 1986, at which time our common stock commenced trading on the NASDAQ National Market. In February 1987, we reincorporated in Delaware and on October 17, 1988, we listed our common stock on the New York Stock Exchange.

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

PRODUCTS

        Cypress focuses on the design and manufacture of higher-margin, proprietary products with advanced features and functions, which tend to be more resistant to market volatility and trends than commodity type products. Cypress develops proprietary and higher-value products both in its Memory and Non-Memory businesses. Cypress also designs, manufactures and sells commodity type products. We sell wireless, wireline and other products to leading manufacturers in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other business segments.

        A significant number of the wafers we produce for memory products are manufactured at our technologically advanced, 8-inch wafer fabrication facility in Bloomington, Minnesota, which we refer to as Fab 4. A majority of the wafers we produce for non-memory products are manufactured at our 6-inch production facility in Round Rock, Texas, which we refer to as Fab 2. For non-core technologies, Cypress purchases wafers from outside facilities, or foundries, a practice that is known as outsourcing. Outsourcing enables Cypress to quickly bring to market products manufactured with processes that are different than the high-volume processes needed to maximize the profitability of its fabrication facilities. These products generally target markets where fast time-to-market and leading-edge feature sets are the primary criteria for success.

        Please refer to Note 20 of the consolidated financial statements included in this report for detailed information about the composition of revenues from our Memory and Non-Memory products business segments.

MEMORY PRODUCTS

        Our Memory business--driven by our Memory Products Division--designs and produces static random access memories (SRAMs). These memories are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Many Cypress SRAMs are manufactured with leading-edge process technology. Migrating to advanced processes and reducing manufacturing costs continue to be important criteria for success in the memory business, particularly in commodity products.

        The SRAM market is characterized by the need for many different combinations of density (number of bits per memory circuit), organization (number of bits available to the user in a single access of the RAM), performance characteristics (number of bits transferred per cycle) and levels of power consumption (low-power and ultra-low-power devices required for portable, battery-operated equipment). Cypress offers a broad selection of SRAM products, including high-speed synchronous SRAMs, high-performance MicroPower(TM) SRAMs and fast asynchronous SRAMs. Cypress's memory portfolio includes the following devices:

        Double Data Rate (DDR) SRAMs. DDR SRAMs target network applications and servers that operate at data rates up to 400 MHz. Initial product densities include 18-Mbit devices with a variety of input/output (I/O) voltages, bus widths and package options.

        Fast Asynchronous SRAMs. Cypress markets a wide selection of fast asynchronous SRAMs with densities ranging from 16 Kbits to 16 Mbits. Our fast asynchronous portfolio includes the high-performance 16-bit-wide and 24-bit-wide families, which are optimized for the latest generation of fast digital signal processors. These memories are available in many combinations of bus widths, packages and temperature ranges.

        More Battery Life(TM) (MoBL(R)) and MicroPower SRAMs. Cypress's More Battery Life SRAMs, the flagship of our low-power memory product line, significantly increase battery life and talk time in wireless products such as cellular phones. MoBL and other Cypress MicroPower devices rank among the industry's lowest-power devices. An increasing share of Cypress's micropower business comes from pseudo-SRAM (PSRAM) products with a one-transistor (1T) architecture. These products offer higher density than standard six-transistor cells at a lower cost. The demand for 1T products is being driven by next-generation wireless devices with more robust features. Cypress also has partnered with Micron Technology Inc. and Infineon Technology AG in the CellularRAM(TM) consortium to develop multiple generations of low-power PSRAMs for wireless devices.

        No Bus Latency(TM) (NoBL(TM)) and Synchronous Burst SRAMs. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth, including those in the networking, instrumentation, video and simulation businesses. Synchronous Burst SRAMs are ideally suited for processor cache applications. Both types of devices come in a variety of densities and I/O configurations. In 2003, Cypress introduced a 72-Mbit NoBL SRAM, the industry's largest, manufactured on our proprietary 90-nanometer technology.

        Quad Data Rate(TM)(QDR(TM)) SRAMs. QDR products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 300 MHz. Cypress, Micron Technology Inc, Samsung Electronics Co Ltd., Hitachi Ltd., IDT Corp. and NEC Corp. worked closely together to create the QDR standard to ensure that customers will have multiple pin and function-compatible sources for these products.

NON-MEMORY PRODUCTS

        Our Non-Memory business targets the networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other markets. The category includes products from Cypress's Timing Technology Division (TTD), Personal Communications Division (PCD) and Data Communications Division (DCD), along with products from several Cypress subsidiaries. Cypress's Non-Memory products portfolio includes the following:

        Dual-Port Memories. Dual-ports, which can be accessed by two different processors or buses simultaneously, target shared-memory and switching applications, including networking switches and routers, cellular base stations, mass storage devices and telecommunications equipment. Our family of synchronous and asynchronous Dual-Port RAMs range in density from 8 Kbits to 18 Mbits in x8, x9, x16, x18 and x36 configurations. Cypress broadened its portfolio in 2003 with the introduction of the 18-Mbit Dual-Port.

        First-In, First-Out (FIFO) Memories. FIFOs are used as a buffer between systems operating at different frequencies. Cypress offers FIFO memories in a variety of high-bandwidth synchronous and asynchronous architectures with industry-standard pinouts.

        Framers. Our high-performance Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) framers transport SONET or SDH frames at the data rates of 2.488 Gbps and 9.952 Gbps. This family includes our POSIC2GVC(TM) framer, one of the industry's first devices to offer both generic framing procedures and virtual concatenation. These innovations enable the efficient transport of multiple data protocols over existing SONET/SDH networks. POSIC(TM) framers are compatible with protocols including Ethernet, Fibre Channel, Enterprise System Connection, Digital Video Broadcast and a commercial video standard for the Society for Motion Pictures and Television Engineers. We are developing the next generation of framers to include enhanced features such as Link Capacity Adjustment Scheme and Low-Order Virtual Concatenation, which will enable dynamic bandwidth changes and the ability to provide scalable data services from 1.5 Mbps to 1 Gbps.

        Grating Light Valve(TM) (GLV(TM)). The GLV was designed by Silicon Light Machines(TM) (SLM), a Cypress subsidiary. GLV technology switches, modulates and attenuates light in a variety of applications. The GLV is used for applications in the communications, digital imaging, simulation, display and direct-to-print markets.

        High-Speed Optical Transceiver Link (HOTLink(R)) Physical Layer Devices
(PHYs). Our HOTLink and HOTLink II(TM) family of PHYs are physical-layer products for moving serial data at rates from 50 Mbps to 1.5 Gbps. These products support a variety of applications and industrial protocols including Gigabit Ethernet, 10-Gbps Ethernet, Fibre Channel, Enterprise System Connection, Asynchronous Transfer Mode, Digital Video Broadcast, Advanced Micro Devices Inc.'s TAXI(TM) protocol, and generic backplane and point-to-point applications. The newest HOTLink PHYs, including the HOTLink II PHY, move up to four channels of serial data at up to 1.5 Gbps. The newest addition to this family is a single-chip solution for professional-quality video.

        Link-Layer Devices (LLDs). Cypress LLDs help to map packet-based transport protocols such as Gigabit Ethernet, Fibre Channel, and Enterprise Systems Connection over optical SONET/SDH backbones. Cypress's MetroLink(TM) product works in conjunction with our POSIC2GVC packet-over-SONET IC framer described above.

        Neuron(R) Chips. Neuron chips are very-large-scale-integrated (VLSI) devices that implement low-cost control networking applications. They provide all the key functions necessary to intelligently process inputs from sensors and control-actuator devices, and to propagate control information across a variety of wireline and fiber-optic networking media. Neuron chips provide the logic for LONWORKS(R) networks, an open, interoperable control networking standard widely used in building automation, industrial control, transportation and utility automation controllers. Each Neuron device contains three 8-bit central processing units (CPUs), on-board memory, 11 general-purpose input/output (GPIO) pins, and a complete, interoperable implementation of the ANSI/EIA 709.1-A-1999 Control Network Protocol.

        Physical Layer Devices. Our family of high-performance SONET/SDH and Serializer/Deserializer (SERDES) devices move SONET or SDH frames between equipment at SONET/SDH data rates of 51.85 Mbps (OC-1), 155.52 Mbps (OC-3/STM-1) and 2.488 Gbps (OC-48/STM-16). Cypress's OC-48 products meet the requirements of Wide Area Network (WAN) switches and routers with stringent, Bellcore-compliant jitter specifications.

        QuadPort(R) Datapath Switching Elements (DSEs). QuadPort DSEs are non-blocking switch devices that allow four independent buses, processors or backplanes to access the DSE simultaneously in separate time domains. Applications for these devices include 4 x 4 switching, packet-header manipulation, and datapath transport that can reduce the need for large field-programmable gate array (FPGA) devices. QuadPort DSEs are used in redundant arrays of independent disks (RAID) and storage switches, Metropolitan Area Network (MAN)/ Wide Area Network (WAN) switches and routers, and wireless base station applications. We have recently expanded our product offerings to include 16 Kbit x 18-bit-wide and 32 Kbit x 18-bit-wide versions of these devices.

        Programmable Clocks. Programmable timing solutions combine the flexibility and fast time to market of field-programmable devices with high performance at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyClocks(TM) and CyberClocks(TM) software, designers can select custom frequencies for a variety of applications. Cypress is the only supplier offering true field-programmable clocks. All our clocks have the desired characteristics of high drive, low jitter, low electromagnetic interference and low skew.

        Programmable Logic Devices (PLDs). System logic performs non-memory functions such as floating-point mathematics or the organization and routing of signals throughout a computer system. Cypress manufactures several types of PLDs, which facilitate the replacement of multiple standard logic devices with a single programmable device, increasing flexibility and reducing time to market. Cypress's flagship product is the Delta39K(TM) Complex Programmable Logic Device, which operates at high speed (233 MHz) and has more than 3,000 macrocells. All our products are supported by the Warp(R) software tool set, which enables designers to work in either very high-speed integrated circuit hardware description language, an industry standard developed by Cypress, or in Verilog, another industry standard.

        Programmable System-on-Chip(TM) (PSoC(TM)) Configurable Mixed-Signal Arrays. PSoC products are configurable mixed-signal arrays with an on-board controller, providing a low-cost, single-chip solution for a variety of consumer, industrial and control applications, and taking the place of multiple custom controllers. The PSoC family integrates programmable blocks of analog and digital logic, a fast 8-bit processor, 8 to 16 KBytes of flash memory and 256 bytes of SRAM. PSoC provides designers with a flexible architecture that can be configured for a broad range of embedded applications and dynamically reconfigured to extend the capabilities and value of designers' product.

        Registered Buffers. As processor and signal speeds in systems increase, buffers are required to move data to and from memory more quickly. To meet the demands of high-capacity memory modules in servers and workstations, Cypress registered buffers operate at clock frequencies up to 280 MHz, exceeding the standards for chip-to-chip communication established by the Joint Electronic Device Engineering Council organization.

        RoboClock(R) Clock Buffers. Our RoboClock family of high-performance programmable-skew clock buffers, the flagship product of our Timing Technology Division, offers features including zero propagation delay, 50/50 duty cycle, multiply/divide functions and programmable skew. These features allow customers to compensate for timing differences caused by different circuit board trace lengths and device set-up and hold times. The RoboClock II(TM) programmable clock skew buffer family operates at speeds up to 200 MHz, supports 18 outputs, and adds more multiply, divide and programmable-skew options.

        Solar Cells. SunPower Corporation ("SunPower") is a Cypress subsidiary that recently sampled the A-300 cell, an efficient, commercial low-cost silicon solar cell. Based on a rear-contact design which maximizes the working cell area, hides unsightly wires and makes automated production easier, the A-300 achieves over 20% efficiency, compared with currently available cells in the 12%-15% range. SunPower products have powered solar systems such as that of NASA's Helios, a solar-powered airplane that set an altitude record of 96,863 feet in 2001. Cypress is currently working with SunPower to establish a high-volume manufacturing plant in the Philippines to increase cost-efficiency in manufacturing the solar cells.

        USB Controllers. USB is a four-wire connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems and among various non-PC systems. The USB standard facilitates a "plug-and-play" architecture that enables instant recognition and interoperability when a USB-compatible peripheral is hooked into a system. Cypress offers a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps) and high-speed (480 Mbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications.

        WirelessUSB(TM) (WUSB) Controllers. WirelessUSB is a wireless, radio-frequency solution that enables designers of PC mice, keyboards, games and other systems to minimize development time, cost, and power requirements without sacrificing performance. Operating at 2.4 GHz, WirelessUSB can connect multiple devices to a single receiver at ranges of up to 30 feet apart or more.

Cypress, the Cypress logo, MoBL, QuadPort, HOTLink, Warp and RoboClock are registered trademarks of Cypress Semiconductor Corporation. HOTLink II, MicroPower, More Battery Life, NoBL, No Bus Latency, MetroLink, POSIC, POSIC2GVC, RoboClock II, WirelessUSB, CyClocks, CyberClocks and Delta39K are trademarks of Cypress Semiconductor Corporation.

Programmable System-on-Chip and PSoC are trademarks of Cypress MicroSystems, a subsidiary of Cypress.

Silicon Light Machines, Grating Light Valve and GLV are trademarks of Silicon Light Machines, a subsidiary of Cypress.

Quad Data Rate(TM) SRAM and QDR(TM) SRAM comprise a new family of products developed by Cypress, IDT Corp, Micron Technology Inc, NEC Corp and Samsung Electronics Co Ltd.

Neuron and LONWORKS are registered trademarks of Echelon Corporation in the US and other countries.

CellularRAM is a trademark of Micron Technology Inc in the United States and is a trademark of Infineon Technology AG outside the United States.

TAXI is a trademark of Advanced Micro Devices Inc.

All other trademarks or registered trademarks are the property of their respective owners.

RESEARCH AND DEVELOPMENT

        We place great emphasis on research and development ("R&D"). This is partially reflected by our commitment of significant management resources to continuously improve process and product design development cycle time. Our current product strategy requires rapid development of new products using emerging process technologies while minimizing R&D costs. We perform R&D for both process technology and for new product design. We spent $251.4 million, $287.9 million and $267.5 million on R&D in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Our process technology research focuses primarily on the continuous migration to smaller geometries. Currently, we are ramping our latest 90-nanometer technology in manufacturing. We also started initial development activity on the 65-nanometer technology in our eight-inch R&D facility in San Jose, California (Fab 1).

        We continued MRAM (magnetic RAM) process development for memory products and embedded non-volatile applications in our Fab 1 in 2003. MRAM technology will offer customers an improvement in read-write times, endurance and data retention over currently available non-volatile memory products (Flash, EEPROM, FERAM). Initial markets to be served include servers, high-end disk drives, and industrial control systems.

        During fiscal 2003 we continued our joint development program with Honeywell to develop a 0.13-micron Silicon-On-Insulator process technology in our wafer fabrication facility in Minnesota (Fab 4).

        We have a central design group that focuses on new product creation and improvement of design methodologies. This group has ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property ("IP") blocks from a controlled IP library, development of computer-aided design tools and improved design business processes. We currently have 43 design teams in place working on new product designs. Design and related software development work primarily occurs at centers located in the United States, Ireland, India and Turkey.

MANUFACTURING

        In fiscal 2003, we manufactured approximately 77% of our products at our two sub-micron wafer fabrication facilities, Fab 2, located in Texas and Fab 4, located in Minnesota. These fabrication facilities utilize our proprietary 0.13 through 0.8-micron CMOS, 0.25 and 0.8-micron BiCMOS, and 0.35-micron Silicon Nitride Oxide Silicon (SONOS) processes. Wafer foundries manufactured the balance of our products.

        In fiscal 2003, we continued our transition to more advanced process technologies in Fab 4: our 0.13-micron and 0.15-micron CMOS process technologies. In 2003 these processes accounted for approximately 65% of the output of Fab 4. This transition to processes with smaller line widths results in more die per wafer thereby reducing die costs.

        We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounted for approximately 48% of our total assembly output and approximately 71% of our total test output in fiscal 2003. Various offshore subcontractors performed the balance of the assembly and test operations.

        Our Philippines facility manufactures primarily volume products and packages where our ability to leverage manufacturing costs is high. This facility has four fully integrated, automated manufacturing lines (autolines) enabling complete assembly and test operations with minimal human intervention. These autolines have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand.

MARKETING AND SALES

        We use four channels to sell our products: direct OEM sales by our sales force; sales by manufacturing representative firms; sales through domestic distributors; and sales through international trading companies and representative firms. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. We also have a global accounts group and a contract-manufacturing group which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us to identify emerging markets and new products.

        International revenues accounted for 63% of our total revenues in fiscal 2003 compared with 57% of our total revenues in fiscal 2002 and 50% in fiscal 2001. For additional information on our geographic revenue split, please refer to Note 20 of our Consolidated Financial Statements included with this report. No individual customer accounted for greater than 10% of total revenues in fiscal

2003 or 2001. Sales to Motorola Inc accounted for 10.2% of total revenues in fiscal 2002. Our customer list includes Cisco Systems Inc, EMC Corp, Epson, Logitech International SA, Motorola Inc, Primax Electronics Ltd, Sony Corp. and ST Microelectronics NV.

        We typically warrant our products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product.

BACKLOG

        Our sales typically rely upon standard purchase orders for delivery of catalog products. Customer relationships are generally not subject to long-term contracts. However, Cypress has entered into long-term supply agreements with certain customers. These long-term supply agreements generally do not contain minimum purchase commitments. Products to be delivered and the related delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

COMPETITION

        We face competition from domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, data communications, computation and consumer markets. Competitors, including Altera Corp, Applied Micro Circuits Corporation, Hitachi Ltd., Integrated Device Technology Inc, Integrated Circuit Systems Inc, Motorola Inc, National Semiconductor Corporation, PMC-Sierra Inc, Samsung Electronics Co Ltd, STMicroelectronics NV, Texas Instruments Inc, Vitesse Semiconductor, and Xilinx, Inc, target certain markets and compete directly with some of our products. Competition is based on factors that can vary among products and markets, including product design and quality, product performance, price and service.

        The semiconductor industry is intensely competitive. This intense competition results in a challenging operating environment for most companies in the industry, including Cypress. This environment is characterized by potential erosion of product sale prices over the life of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Our ability to compete successfully in a rapidly evolving high performance end of the semiconductor technology spectrum depends on many factors, including:

        . our success in developing new products and manufacturing technologies;

        .       the delivery, performance, quality and price of our products;

        .       the diversity of our product line;

        . the cost effectiveness of our design, development, manufacturing and marketing efforts;

        . the pace at which customers incorporate our products into their systems; and

        . the number and nature of our competitors and general economic conditions.

        We believe that we currently compete effectively in the above areas to the extent they are within our control; however, given the pace at which events change in the industry, our current abilities are not a guarantee of future success. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be harmed.

PATENTS, LICENSES AND TRADEMARKS

        We currently have over 900 patents and approximately 800 additional patent applications on file with the United States Patent and Trademark Office. We are preparing to file more than 120 new patent applications in fiscal 2004. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry. We have an active program to obtain additional patent and other intellectual property protection.

        We have entered into, and in the future may continue to enter into, technology license agreements with third parties that give those parties the right to use patents and other technology developed by us. Some of these agreements also give us the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties.

        Cypress also vigorously defends its product and service marks. For a list of Cypress trademarks and registered trademarks, please visit the "Terms and Conditions" section of our website, which is located at www.cypress.com.

ACQUISITIONS

        Cypress made no acquisitions during 2003. Cypress gained effective control over SunPower in the first quarter of fiscal 2003. As a result, effective the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights of the minority shareholders.

EMPLOYEES

        As of December 28, 2003, we had 4,033 employees. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

RISK FACTORS

        The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, and statements as to the cost savings and productivity improvements, the proportion of parts assembled in our Philippines factory, pressure on and trends for average selling prices, investments by competitors in manufacturing capacity and productivity yields, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the financing of SunPower Corporation, the impact of SunPower Corporation on future financial results, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, our expected product revenue in the automotive sector, our outlook for fiscal 2004, our expected revenue for fiscal 2004, our expected inprovements in gross margin in fiscal 2004, our expectations to generate positive cash flow from operations in fiscal 2004, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, adequacy of cash and working capital, our intention with respect to terminating the conversion rights associated with our $600 million convertible subordinated notes, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Risk Factors and elsewhere in this Report.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

        Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular in 2001 and 2002. As a result of the downturn, our volumes initially declined and were followed by significant reductions in our average selling prices. As a consequence of the continued economic downturn in fiscal 2002, during the fourth quarter of fiscal 2002, we announced a restructuring plan that resized our manufacturing facilities, reduced our workforce and combined facilities. In the first quarter of fiscal 2003, we took an additional charge for personnel related to the Fiscal 2002 Restructuring Plan. In fiscal 2003, we recorded impairment of certain other investments in development stage companies. In fiscal 2002, we recorded a charge for the impairment of goodwill and intangibles related to our subsidiary Silicon Light Machines, as well as the impairment of certain other investments in development stage companies. While our average selling prices declined at a slower rate in fiscal 2003 as compared to fiscal 2002, we cannot be certain that an industry growth cycle has begun or will begin. The reduced rate of price decline is often one of the signs of the start of an industry growth cycle. However, should economic conditions worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

We face periods of industry-wide semiconductor over-supply that harm our results.

        The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the downturn that began in early 2001, we restructured our manufacturing operations and administrative areas in third quarter of fiscal 2001 and fourth quarter of fiscal 2002 to increase cost efficiency while still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. When these cycles occur, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

Our future operating results are likely to fluctuate and therefore may fail to meet expectations.

        Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

        . the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;

        . the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur; and

        . the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand.

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

        Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

        .       networking equipment;
        .       wireless telecommunications equipment;
        .       computers and computer-related peripherals; and
        .       consumer electronics, automotive electronics and industrial controls.

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

We may face automotive product liability claims that are disproportionately higher than the value of the products involved.

        Although all of our products sold in the automotive market are covered by our standard warranty, we could incur costs not covered by our warranties including, but not limited to, labor and other costs of replacing defective parts, lost profits and other damages. These costs could be disproportionately higher than the revenue and profits we receive from the products involved. If we are required to pay for damages resulting from quality or performance issues of our automotive products, our business, financial condition and results of operations could be adversely affected.

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

        It is critical to our success that we are able to prevent competitors from copying our innovations. We, therefore intend to continue to seek patent, trade secret and mask work protection for our semiconductor manufacturing technologies. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

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

        Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. We introduce significant numbers of products each year, which are important sources of revenue for us. For example, we are introducing one-transistor PSRAM products to replace our six-transistor products. If the revenues from our one-transistor products do not equal or exceed the revenues from our six-transistor products, our business, financial condition and results of operations could be seriously harmed. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating our or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

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

        Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Interruptions in the availability of raw materials can seriously harm our financial performance.

        Our semiconductor manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are only a limited number of suppliers capable of delivering the raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for certain of our products could become scarcer as worldwide demand for semiconductors increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

Problems in the performance or availability of other companies we hire to perform certain manufacturing tasks can seriously harm our financial performance.

        A high percentage of our products are fabricated in our manufacturing facilities located in Texas and Minnesota. However, we do rely on independent contractors to manufacture some of our products. If market demand for our products suddenly exceeds our internal manufacturing capacity, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products and therefore adversely affect our operating results.

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

        We have in the past spent, and will continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we do not need some of this capacity and capability for a variety of reasons, such as inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate or in excess of our actual needs, our fixed costs per semiconductor produced will increase, which will harm our business, financial condition and results of operations. In addition, if the need for more advanced products requires accelerated conversion to technologies capable of manufacturing semiconductors having smaller features or requires the use of larger wafers, we are likely to face higher operating expenses and may need to write-off capital equipment made obsolete by the technology conversion, either of which could seriously harm our business, financial condition and results of operations. For example, in response to various downturns and changes in our business, we have not been able to use all of our existing equipment and we have restructured our operations. These restructurings have resulted in material charges, which have negatively affected our business.

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

        Our ability to compete successfully in the rapidly evolving high performance portion of the semiconductor technology industry depends on many factors, including:

        . our success in developing new products and manufacturing technologies;

        .       the quality and price of our products;

        .       the diversity of our product line;

        . the cost effectiveness of our design, development, manufacturing and marketing efforts;

        .       our customer service;

        .       our customer satisfaction;

        . the pace at which customers incorporate our products into their systems;

        . the number and nature of our competitors and general economic conditions; and

        .       our access to and the availability of capital.

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

        In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $144.1 million in expenditures on equipment in fiscal 2004 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

        We believe that stock option grants are critical to our ability to attract and retain personnel. The New York Stock Exchange implemented rules effective June 30, 2003 that would require, subject to certain exceptions, stockholder approval for equity compensation plans, including stock option plans. Our stockholder approved 1994 Stock Option Plan expires in April 2004. We will be seeking a new stockholder approved stock option plan at our 2004 Annual Shareholder's Meeting. Our ability to hire or retain highly qualified personnel may be seriously impacted due to an inability to grant stock options and other equity-based compensation if we are unable to obtain stockholder approval for such plans in a timely manner or at all.

        If we lose existing qualified personnel or are unable to hire new qualified personnel as needed, our business, financial condition and results of operations could be seriously harmed.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

        International revenues accounted for 63% of our total revenues in fiscal 2003. At the end of fiscal 2003, long-lived assets were held primarily in the United States with approximately 10% held in the Philippines and 1% in other foreign countries. Our Philippine assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

        .       currency exchange fluctuations;

        .       the devaluation of local currencies;

        .       political instability;

        .       changes in local economic conditions;

        .       import and export controls; and

        .       changes in tax laws, tariffs and freight rates.

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

        We completed no acquisitions in 2003, one acquisition in fiscal 2002, six acquisitions in fiscal 2001 and four acquisitions in fiscal 2000 and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

        .       integrating acquired technology or products;

        .       integrating acquired products into our manufacturing facilities;

        .       assimilating the personnel of the acquired companies;

        . coordinating and integrating geographically dispersed operations;

        .       our ability to retain customers of the acquired company;

        . the potential disruption of our ongoing business and distraction of management;

        .       the maintenance of brand recognition of acquired businesses;

        . the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

        .       unanticipated expenses related to technology integration;

        . the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;

        . the impairment of relationships with employees and customers as a result of any integration of new management personnel;

        . the potential unknown liabilities associated with acquired businesses; and

        .       migration of 6T Pseudo SRAM to 1T Pseudo SRAM technology.

We may incur losses in connection with loans made under our stock purchase assistance plan.

        We have outstanding loans, consisting of principal and cumulative accrued interest, of $80.5 million as of December 28, 2003 to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. (See Note 14 to our consolidated financial statements included in this report for a further description of this plan.) We made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of December 28, 2003, we have a loss reserve against these loans of $16.2 million. In determining this reserve requirement, management considered various factors, including an independent fair value analysis of these loans and the underlying collateral. At December 28, 2003, the carrying value of the loans exceeded the underlying common stock collateral by $6.4 million. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

        In October 2003, we announced a program aimed at minimizing any losses to employees as a result of our common stock price fluctuations. Under this program, either a limit sale order or a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee's break-even point. If the common stock price reaches the sale limit order or declines to the stop loss price, the common stock purchased by the employee under the Plan will be automatically sold and the proceeds utilized to repay the employee's outstanding loan.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding each of our current executive officers is set forth below:

                                                                                                     EXECUTIVE
                                                                                                      OFFICER
     NAME                         AGE                                 POSITION                         SINCE
     ----                      ---------                            ------------                    -----------
     T. J. Rodgers                56       President, Chief Executive Officer and Director             1982
     Antonio R. Alvarez           47       Executive Vice President, Memory Products Division          1993
     Emmanuel T. Hernandez        48       Executive Vice President, Finance and Administration
                                           Chief Financial Officer                                     1994
     Ralph H. Schmitt             43       Executive Vice President, Sales and Marketing               2000
     Christopher Seams            41       Executive Vice President, Worldwide Manufacturing &
                                           Research and Development                                    2002
     Christopher Norris           41       Vice President, Data Communications Division                2003
     Cathal Phelan                40       Vice President, Personal Communications Division            2003
     Ilhan Refioglu               55       Vice President, Timing Technology Division                  2003

        Except as set forth below, each of our executive officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any of our directors or executive officers.

        T.J. Rodgers is a co-founder of Cypress Semiconductor Corporation and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of SolarFlare Communications Inc, Infinera, ION America, and SunPower Corporation.

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

        Emmanuel T. Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Senior Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining Cypress, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993. Mr. Hernandez was named Executive Vice President in May 1998. Mr. Hernandez serves as a board member of Xicor Inc, ON Semiconductor, and SunPower Corporation.

        Ralph H. Schmitt joined Cypress in 1987 as our first account manager. In 1991 he became responsible for the Mid-Atlantic sales region. In 1993 he was named Director of Worldwide Strategic Accounts. In 1995 Mr. Schmitt left Cypress to found GroupTec LLC, a Manufacturers' Representative. He was a Partner and President of this firm. Mr. Schmitt rejoined Cypress in January 1998 as Sales Director with responsibility for transitioning the sales and marketing organization to align with Cypress's shift to a market-based strategy. He was appointed Vice President, Segment Sales and Marketing in September 1999 and named Vice President, Sales and Marketing in June 2000. Mr. Schmitt was named an Executive Vice President in July 2000. He serves as a board member to Azanda Network Devices.

        Christopher Seams joined Cypress in 1990 and held a variety of positions in process and assembly technology research and development and manufacturing operations. In 2001, Mr. Seams became responsible for Research and Development. He was appointed Executive Vice President, Manufacturing and Research and Development in November 2002. He serves as a board member of 1ST Silicon, Ronal Systems Corporation and SunPower Corporation.

        Christopher Norris joined Cypress in 1988 as a senior design engineer. He has held a number of positions within Cypress including design manager, director of new product development, and general manager of the programmable logic division. In 1996, Mr. Norris was promoted to Vice President, Programmable Logic Division and in 2000 became responsible for the Data Communications Division where he is responsible for developing Cypress's products for the wide-area networking, storage networking, and wireless infrastructure markets.

        Cathal Phelan joined Cypress in 1991 as a senior design engineer. He has held a number of positions within Cypress including design director, new products director, and business unit manager. In 1999, Mr. Phelan was promoted to Vice President, Personal Communications Division where he is responsible for developing products for the Universal Serial Bus market.

        Ilhan Refioglu joined Cypress in February 2001 as Vice President of the Timing Technology Division. Prior to joining Cypress, he was the president and CEO of International Microcircuits, Inc., which Cypress acquired in 2001, for five years. He served as vice president at Exar Corp from 1984 to 1995, where he was responsible for all business divisions of the company.

ITEM 2. PROPERTIES

        Our executive offices are located in a wholly owned approximately 111,000 square-foot building at 198 Champion Court, San Jose, California. The table below sets out our principal owned and leased properties at December 28, 2003:

                                                           BUILDING
                           LOCATION                         SQ. FT.                               USE
                         ------------                     ----------                          -----------
         OWNED
                    San Jose, CA                            111,000                            Office
                    Bloomington, MN                         170,000                            8" Fab
                    Round Rock, TX                          100,000                            6" Fab
                    Cavite, The Philippines                 162,000                       Assembly & test
                    Lynwood, WA                              69,000                 Office, light manufacturing
                    Laguna, The Philippines                 216,000            Office, labs, manufacturing (SunPower)
                    Woodinville, WA                          58,000                         Held for Sale
         LEASED
                    San Jose, CA (1)                        200,000               Office, labs, light manufacturing
                    San Jose, CA (1)                         61,000                       R&D, Labs, Office

                    Bloomington, MN (1)                     100,000                            8" Fab
                    Manila, The Philippines                   5,600                Office (Shared Service Center)

(1) Synthetic Lease. See Note 19 of our Consolidated Financial Statements for more discussion of synthetic lease transactions.

        We lease additional space for sales and design centers in the United States, Belgium, Canada, China, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Singapore, Sweden, Taiwan, Turkey and the United Kingdom.

        As of the end of fiscal 2003, we believe that our current properties are suitable for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

        In January 2002, Cypress was contacted by Syndia Corporation ("Syndia"), which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. In the first quarter of fiscal 2003, Cypress was informed that the United States Patent and Trademark Office is reexamining these two patents. In the fourth quarter of fiscal 2003, Cypress was informed that one of the two patents (U.S. Patent No. 4,702,808) had completed reexamination and many of the original claims, as well as some new and amended claims, have been allowed. Furthermore, Cypress was informed in the second quarter of fiscal 2003 that Syndia had been sued by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in the United States District Court of the Northern District of California, in a declaratory judgment action alleging these two Syndia patents are invalid, unenforceable and not infringed. Cypress has been informed that this case has settled and the terms of the settlement are confidential. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

        In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson's estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada on the same 14 patents. On January 23, 2004, the Nevada court held in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. We are in the process of determining the next steps in this litigation based on the Nevada ruling. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson's alleged fraud in obtaining the four non-stayed patents was held on February 4, 2003. In the fourth quarter of fiscal 2003, the Judge's ruling on the trial was issued, ruling that none of the four patents was unenforceable due to fraud. The case is proceeding in the "claim construction" (i.e. patent claim interpretation) phase on the four non-stayed patents, and the date for conclusion of the claim construction briefing is expected to be in the first or second quarter of fiscal 2004. After the claim construction briefing has concluded, the judge may request a claim construction hearing or may take the matter under submission on the briefs. Cypress has reviewed and investigated the allegations in both Lemelson's original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

        In February 2002, Cypress was contacted by an attorney representing Mr. Peng Tan, alleging that Cypress infringed a patent owned by Mr. Tan. Cypress was informed in the second quarter of fiscal 2003 that Mr. Tan was sued by Ramtron International Corporation in the United States District Court of the District of Colorado, in a declaratory judgment action alleging that Mr. Tan's patent is invalid and not infringed. Cypress has reviewed and investigated Mr. Tan's allegations. Cypress believes it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Mr. Tan sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

        Cypress is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including those noted above. Cypress currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Cypress's financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders during the quarter ended December 28, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the New York Stock Exchange under the trading symbol "CY". The following table sets forth, for the periods indicated, the low, high and closing price for the common stock. We have not paid cash dividends and have no present plans to do so. As of March 1, 2004, there were approximately 74,313 holders of record of our Common Stock.

                                                                PRICE RANGE OF COMMON STOCK ($)
                                                            --------------------------------------
                                                               LOW          HIGH          CLOSE
                                                            --------      ---------     ----------
         Fiscal Year ended December 28, 2003:
           First Quarter.................................       4.91         7.75           7.34
           Second Quarter................................       6.80        13.79          12.00
           Third Quarter.................................      11.49        19.68          17.89
           Fourth Quarter................................      17.36        23.70          20.95
         Fiscal Year ended December 29, 2002:
           First Quarter.................................      18.04        25.48          23.00
           Second Quarter................................      13.40        24.25          15.18
           Third Quarter.................................       6.77        15.54           6.88
           Fourth Quarter................................       3.60         9.50           5.70

See Note 17 in the consolidated financial statements included in this report for equity compensation plan information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     YEAR ENDED
                                                                                     ----------
                                                          2003           2002           2001           2000           1999
                                                      ------------   ------------   ------------   ------------   ------------
                                                                         (In thousands, except per share)
         Operating results:
           Revenues...............................    $    836,756   $    774,746   $    819,192   $  1,287,787   $    745,042
           Restructuring, acquisition and other
            costs                                           27,530        123,127        293,366         55,729         34,091
           Operating income (loss)................          (8,304)      (231,344)      (459,618)       328,839         51,607
           Income (loss) before income taxes......          (2,509)      (246,260)      (437,196)       370,170         95,169
           Net income (loss)......................    $     (5,331)  $   (249,098)  $   (407,412)  $    277,308   $     88,130
           Net income (loss) per share:
             Basic................................    $      (0.04)  $      (2.02)  $      (3.28)  $       2.29   $       0.81
             Diluted..............................    $      (0.04)  $      (2.02)  $      (3.28)  $       2.03   $       0.76

           Weighted average common shares
            outstanding:
             Basic................................         121,509        123,112        124,135        121,126        108,156
             Diluted..............................         121,509        123,112        124,135        144,228        115,527
         Balance sheet data:
           Cash, cash equivalents and short-term
            investments...........................    $    198,617   $    127,937     $  205,422   $    884,601   $    280,947
           Working capital........................         307,716        314,187        372,333        983,359        360,639
           Total assets...........................       1,567,497      1,552,912      1,886,436      2,361,754      1,146,958
           Long term debt and capital lease
            obligations (excluding current
            portion)..............................         684,260        468,900        524,058        631,055        170,884
           Stockholders' equity...................    $    569,188   $    673,623   $    868,428   $  1,327,668   $    718,620

(1) We operate on a 52- or 53-week fiscal year. Fiscal years 2003, 2002, 2001 and 2000 were 52-week fiscal years ending on the Sunday closest to December 31. 1999 was a 53-week fiscal year ending on the Sunday closest to December 31.
(2) The preceding table presents financial information including the seven acquisitions completed in fiscal 2002 and 2001. See Note 6 of the consolidated financial statements included in this report for discussions of the acquisitions, which may affect the comparability of the data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results and business plans, our prospects and the prospects of the semiconductor industry generally, and statements as to the cost savings and productivity improvements, the proportion of parts assembled in our Philippines factory, pressure on and trends for average selling prices, investments by competitors in manufacturing capacity and productivity yields, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the financing of SunPower Corporation, the impact of SunPower Corporation on future financial results, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, our expected product revenue in the automotive sector, our outlook for fiscal 2004, our expected revenue for fiscal 2004, our expected inprovements in gross margin in fiscal 2004, our expectations to generate positive cash flow from operations in fiscal 2004, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, adequacy of cash and working capital, our intention with respect to terminating the conversion rights associated with our $600 million convertible subordinated notes , and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Risk Factors and elsewhere in this Report.

EXECUTIVE SUMMARY

        We design, develop, manufacture and market a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. We have four product divisions and four subsidiaries, organized into two business segments: our Memory products and Non-memory products groups. In addition, in order to enhance our focus on the communications market and our end customers, we report information by the following market segments: Wide Area Networks and Storage Area Networks (WAN/SAN); Wireless Infrastructure and Wireless Terminal (WIN/WIT); Computation and consumer; and our Cypress Subsidiaries.

        The semiconductor industry continued its recovery in 2003, which translated into a broad market improvement for us. We had sequential improvements in revenue, gross margin and operating results during all quarters of fiscal 2003. This resulted in a reduction of our net loss to $5.3 million in fiscal 2003 compared to a net loss of $249.1 million in fiscal 2002. We experienced improvements in our operational results in fiscal 2003, a result of both the semiconductor industry recovery as well as us realizing the benefits of our restructuring activities in fiscal 2001 and fiscal 2002.

        Our revenues for fiscal 2003 were $836.8 million, an increase of $62.0 million or 8.0% compared to revenues for fiscal 2002, and an increase of $17.6 million or 2.1% compared to revenues for fiscal 2001. The revenue increase in 2003 is attributable primarily to an increase in unit shipments, offset to a lesser degree by lower average selling price ("ASP") degradation. We have seen a reduction in the rate of decline in pricing during 2003 and have been able to raise prices on selected products. In addition, our revenues have improved across our market segments. In general, as we look ahead to 2004, we believe the outlook to be a growth year both for the semiconductor industry and ourselves. Our belief is based upon signs we are seeing in the communications recovery and the already strong consumer and wireless markets. We expect revenue for fiscal 2004 to be up approximately 25% over 2003 fiscal revenue as a result of increased unit shipments and lower ASP degradation.

        Our gross margins improved to 47.9% in fiscal 2003 compared to 42.8% in fiscal 2002 due to factors discussed above relating to revenue increases. We expect gross margin to improve approximately 4.0%, plus or minus a few percentage points, for fiscal 2004.

        Research and development and Selling, general and administrative expenses for fiscal 2003 were $36.5 million and $21.3 million lower than fiscal 2002 primarily as a result of our restructuring activities in fiscal 2001 and fiscal 2002.

        From a liquidity and capital resources standpoint, management has emphasized generating positive cash flows for 2003, which was achieved as a result of improved business conditions, the impact of the restructuring of our operations during fiscal 2001 and fiscal 2002, and a decline in our spending on capital expenditures. During fiscal 2003, our total cash, cash equivalents, short-term investments, long-term investments, and restricted cash increased $173.0 million, primarily as a result of cash from operations of $99.2 million with the balance primarily a result of our refinancing of our long-term debt during 2003. Including restricted cash, our total liquid cash position was $
379.9 million at the end of fiscal 2003. During fiscal 2003, we issued $600 million in principal amount of 1.25% convertible subordinated notes due June 2008, and used a portion of the proceeds to redeem in full our 4.0% convertible subordinated notes due January 2005, and to redeem $117.2 million in principal amount of our 3.75% convertible subordinated notes due June 2005, leaving $68.7 million in principal amount of these notes outstanding at the end of fiscal 2003.

RESULTS OF OPERATIONS

BUSINESS SEGMENT NET REVENUES

                                                      Year Ended
        ========================================================================
                                        December 28,  December 29,  December 30,
        (In thousands)                      2003          2002          2001
        ------------------------------------------------------------------------
        Memory                          $  334,779    $  303,388    $  350,908
        Non-memory                         501,977       471,358       468,284
        ------------------------------------------------------------------------
          Total consolidated revenues   $  836,756    $  774,746    $  819,192
        ========================================================================

        Revenues for the sale of Memory products for fiscal 2003 increased $31.4 million or 10.3% versus revenues from the sale of these products for fiscal 2002. Memory product revenues increased as compared to fiscal 2002 due to increased demand for our Synchronous SRAM products and an increase in our ASPs of 3.2%. Cypress uses average ASP/Mbit as an indication of the magnitude of price change for Memory products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined by 30.1% from fiscal 2002 to fiscal 2003 and 55% from fiscal 2001 to fiscal 2002.

        Revenues from the sale of Memory products for fiscal 2002 decreased $47.5 million or 13.5% versus revenues from the sale of these products for fiscal 2001. A 25.3% increase in unit demand for semiconductor products, particularly in the wireless markets, was more than offset by a decline in ASPs although the average density (Mbits/unit) of SRAMs products sold continued to increase.

        Revenues in fiscal 2003 from the sale of Non-memory products increased $30.6 million or 6.5% when compared to revenues from the sale of these products for fiscal 2002. The increase in Non-memory product revenues, as compared to fiscal 2002, was driven by revenue growth from our network search engines, programmable logic devices, physical layer devices, Multi-ports devices and universal serial bus family of products. Our subsidiary companies SLM, Cypress Microsystems and SunPower also contributed to the revenue growth. In fiscal 2003, ASPs decreased 6.0% as compared to fiscal 2002 for Non-Memory products.

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

MARKET SEGMENT REVENUES

                                                      Years Ended
     ===========================================================================
                                        December 28,  December 29,  December 30,
     (In thousands)                         2003          2002          2001
     ---------------------------------------------------------------------------
     Wide area networks/storage area
      networks                          $  268,978    $  253,205    $  335,773
     Wireless terminals/wireless
      infrastructure                       249,150       246,800       244,797
     Computation and consumer              284,572       254,615       219,795
     Cypress subsidiaries                   34,056        20,126        18,827
     ---------------------------------------------------------------------------
       Total consolidated revenues      $  836,756    $  774,746    $  819,192
     ===========================================================================

        Revenues from the sale of Wide-area networks/storage area networks (WAN/SAN) products for fiscal 2003 increased $15.8 million or 6.2% compared to fiscal 2002. Improvement in the overall enterprise networking market has been followed by increases in broader-based networking sales. WAN/SAN product revenues increased as compared to fiscal 2002 due to increased demand for our network search engines. This segment also experienced growth due to our acquisition of Micron Technology, Inc.'s high- performance communications orientated synchronous static random access memory ("SRAM") product portfolio inventory in the second quarter of fiscal 2003.

        Revenues from the sale of WAN/SAN products for fiscal 2002 decreased $82.6 million or 24.6% compared to fiscal 2001. The revenue declines in 2002 were primarily driven by lower sales from the networking markets, although our entire product portfolio experienced declines. The revenue declines were a result of both the general and industry economic downturn.

        Revenues from the sale of Wireless networks/wireless infrastructure (WIT/WIN) products for fiscal 2003 increased $2.4 million or 1.0% compared to fiscal 2002. The revenue increase is attributable in part to strength in the handset business and a continued shift to a higher-density SRAM product mix. Revenue in this segment is dominated by our MoBL and MicroPower SRAMs product families.

        Revenues from the sale of WIT/WIN products for fiscal 2002 increased $2.0 million or 0.8% compared to fiscal 2001. Revenue increases were primarily due to the improved sales of our low-power memory products.

        Revenues from the sale of Computation and consumer products for fiscal 2003 increased $30.0 million or 11.8% compared to fiscal 2002. In the computation sector, PC-related demand grew due to the increase in the adoption rate of USB 2.0 technology, a serial plug-and-play connection standard for PCs and peripherals. Growth in the consumer sector was driven by sales of our programmable clocks.

        Revenues from the sale of Computation and consumer products for fiscal 2002 increased $34.8 million or 15.8% compared to fiscal 2001. Growth in this market segment was primarily a result of increases in unit demand from our USB family of products and programmable clocks.

        Revenues from the Cypress subsidiaries for fiscal 2003 increased $13.9 million or 69.2% compared to fiscal 2002. The growth was driven by increased PSoC product revenue from Cypress MicroSystems (CMS), and increased non-recurring engineering revenue, product revenue, and license revenue from Silicon Light Machines (SLM). In addition, revenue increased as a result of the consolidation of SunPower Corporation (SunPower), effective at the beginning of fiscal 2003.

        Revenues from the Cypress subsidiaries for fiscal 2002 increased $1.3 million or 6.9% compared to fiscal 2001. The growth was primarily attributable to the introduction of PSoC product revenue from CMS.

        As is typical in the semiconductor industry, ASPs of our products generally decline over the lifetime of the products. To increase revenues, Cypress seeks to expand its market share in the markets it currently serves and to introduce and sell new products with higher ASPs. Cypress will seek to remain competitive with respect to its pricing to prevent a further decline in sales.

COST OF REVENUES /GROSS MARGIN

        Cost of revenues was $435.7 million, $443.4 million and $552.3 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Although our overall ASPs declined 2.8% during fiscal 2003, we were generally able to offset this effect and increase our gross margin percentage by 5.1% as compared with fiscal 2002. This increase in gross margin is attributable to the continued reduction of manufacturing cycle times, reduced die size, improved labor productivity, more efficient use of capital resources, improved defect densities, improved yields and ultimately lower manufacturing costs. Wafer fabrication utilization increased from 2002 as die per wafer increased due to the ramp of our 0.15-micron CMOS and 0.13-micron CMOS manufacturing processes. In fiscal 2003, our gross margin increased by $15.3 million or 1.8 % due to the sale of inventory previously reserved during the third quarter of fiscal 2001 (which is further described below). Our future results could be favorably impacted if we continue to sell fully reserved inventory. The amount of that reserved inventory on hand at December 28, 2003 was $17.8 million.

        Although our overall ASPs declined significantly during fiscal 2002, we were generally able to offset this effect on our gross margin by implementing cost cutting measures including reducing manufacturing capacity and related headcount. In addition, we continued to reduce manufacturing cycle times, reduce die size, improve labor productivity, improve efficient use of capital resources, improve defect densities, improve yields and ultimately lower manufacturing costs. Wafer fabrication utilization degraded slightly from 2001 as die per wafer increased due to the ramp of our 0.15-micron CMOS and 0.13-micron CMOS manufacturing processes. In fiscal 2002, our gross margin increased by $20.3 million or 2.6% due to the sale of inventory reserved during the third quarter of fiscal 2001. The amount of that reserved inventory on hand at December 29, 2002 was $44.3 million.

        During the third quarter of fiscal 2001, we received feedback from our customers that indicated that the downturn in sales would last longer than previously anticipated. Accordingly, we increased inventory reserves during the quarter for inventory that we did not expect to sell. Cost of revenues in the third quarter of fiscal 2001 included an unusual charge of $93.1 million for inventory reserves. Property, plant and equipment with a net book value of $3.1 million were also written off to cost of revenues as a result of a periodic physical count of property, plant and equipment completed during the third quarter of fiscal 2001.

        Given the cyclical and volatile nature of the semiconductor industry in which we operate, significant judgments are made by us in assessing our reserve requirements for inventory, as discussed in this report under "Critical Accounting Policies". As a result, reserve requirements can fluctuate significantly from period to period due to shifts in end customer demand and other factors. In fiscal 2003 and 2002, total inventory reserves declined $36.6 million and $46.7 million respectively. In fiscal 2001, including the $93.1 million unusual charge, total net charges for inventory reserves were $125.4 million.

        We are continuing our strong emphasis on new product development and improvements in manufacturing technologies and yields, which we expect to reduce manufacturing costs and help offset some of the impact of near term margin declines.

SEGMENT COST OF REVENUES/GROSS MARGIN

        Our gross margin improved 5.1% to 47.9% in fiscal 2003 compared to 42.8% in fiscal 2002. Our gross margin improved 10.2% to 42.8% in fiscal 2002 compared to 32.6% in fiscal 2001. Following is gross margin discussion by our segments:

        Business segments - Our gross margin improvement in fiscal 2003 compared to fiscal 2002 was primarily attributable to the improvement in the Non-memory segment. Our gross margin improvement in fiscal 2002 compared to fiscal 2001 was equally attributable to the Memory and Non-memory segments.

        Market segments - Our gross margin improvement in fiscal 2003 compared to fiscal 2002 and in fiscal 2002 compared to fiscal 2001 was primarily attributable to improvements in the Computation and consumer segment.

RESEARCH AND DEVELOPMENT

                                                     Year Ended
       ========================================================================
                                       December 28,  December 29,  December 30,
       (In thousands)                      2003          2002          2001
       ------------------------------------------------------------------------
       Revenues                        $    836,756  $    774,746  $    819,192
       Research and development        $    251,432  $    287,909  $    267,522
       R&D as percent of revenues              30.0%         37.2%         32.7%
       ========================================================================

        Research and development ("R&D") expenditures in fiscal 2003 decreased from fiscal 2002 and fiscal 2001 due to closing down of design centers, headcount reductions in existing locations and a reduction in non-cash deferred stock compensation. To keep pace with changing business conditions and with our customers' needs, we have scaled back on some of our process and design projects and refocused our attention on fewer projects that are critical to our success.

        We believe that our future success will depend on our ability to develop and introduce new products that will compete effectively on the basis of price, performance, and ability to address customer needs. Our process technology research focuses primarily on the continuous migration to smaller geometries. We are ramping our latest 90-nanometer technology in manufacturing. We also started initial development activity on the 65-nanometer technology in our eight-inch R&D facility in San Jose, California.

        We continued MRAM (magnetic RAM) process development for memory products and embedded non-volatile applications in our Fab 1 in 2003. MRAM technology will offer customers an improvement in read-write times, endurance and data retention over currently available non-volatile memory products (Flash, EEPROM, FERAM). Initial markets to be served include servers, high-end disk drives, and industrial control systems.

        We continued our joint development program with Honeywell to develop a 0.13-micron Silicon-On-Insulator ("SOI") process technology in Fab 4 in Minnesota.

        During fiscal 2003, we recorded $12.6 million in non-cash deferred stock compensation and contingent cash compensation related to prior acquisitions. These charges were primarily related to the In-System Design, Lara Networks, Silicon Packets and Sahasra acquisitions. During fiscal 2002, we recorded $38.3 million in non-cash deferred stock compensation and contingent cash compensation related to acquisitions. The decrease in non-cash deferred stock compensation and contingent cash compensation in fiscal 2003 compared to fiscal 2002 was due to employee terminations, non-achievement of milestones and accelerated amortization in accordance with FASB Interpretation No. 28. During fiscal 2001, we recorded $25.4 million in non-cash deferred stock compensation and contingent cash compensation related to acquisitions. The increase in non-cash deferred stock compensation and contingent cash compensation in fiscal 2002 compared to fiscal 2001 is due to the full year effect in 2002 of our 2001 acquisitions.

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

SELLING, GENERAL AND ADMINISTRATIVE

                                                     Year Ended
  =============================================================================
                                       December 28,  December 29,  December 30,
  (In thousands)                           2003          2002          2001
  -----------------------------------------------------------------------------
  Revenues                             $    836,756  $    774,746  $    819,192
  Selling, general and administrative  $    130,349  $    151,689  $    165,655
  -----------------------------------------------------------------------------
  SG&A as percent of revenues                  15.6%         19.6%         20.2%
  =============================================================================

        Selling, general and administrative ("SG&A") expenses in fiscal 2003 decreased from fiscal 2002 due to continuing cost cutting measures including the tight control on outside services and discretionary spending. SG&A also benefited compared to the prior year due to the charge incurred as we increased our loss reserve by $14.8 million for loans outstanding to employees and former employees under the stockholder-approved 2001 Employee Stock Purchase Assistance Plan. (See "Employee Stock Purchase Assistance Plan," Note 14 in the consolidated financial statements for additional information.)

        SG&A expenses in fiscal 2002 decreased from fiscal 2001 due primarily to the effects of the reduction in force from the third quarter of fiscal 2001 restructuring plan described below and continuing cost cutting measures. During fiscal 2002, we also realized the cost benefits of transferring certain administrative functions to our shared services center in the Philippines. Commission and bonus expenses were lower due to the decline in our sales. In addition, SG&A decreased as a result of significant declines in acquisition related deferred compensation and contingent cash compensation costs. The decline in such costs was a result of reduced amortization of compensation charges and non-achievement of milestones. These improvements were partially offset as we increased our loss reserve by $14.8 million in 2002 for loans outstanding to employees and former employees under the stockholder-approved 2001 Employee Stock Purchase Assistance Plan.

        Included in SG&A are non-cash deferred compensation and contingent cash compensation charges related to our acquisitions. For the fiscal years ended 2003, 2002 and 2001, we recorded $0.5 million, $3.9 million and $11.1 million, respectively, for these costs.

ACQUISITION AND OTHER COSTS

                                                      Year Ended
     ===========================================================================
                                        December 28,  December 29,  December 30,
     (In thousands)                         2003          2002          2001
     ---------------------------------------------------------------------------
     Amortization of intangibles        $     37,716  $     41,945  $     39,730
     Impairment of intangibles                    --        20,303        36,848
     Amortization of goodwill                     --            --        32,895
     Impairment of goodwill                       --        14,409        29,062
     In-process research and
      development charge                          --         2,166        22,718
     Other charges (credits)                  (3,501)        6,053            --
     ---------------------------------------------------------------------------
     Total acquisition and other costs  $     34,215  $     84,876  $    161,253
     ===========================================================================

        Amortization of intangibles in fiscal 2003 relates to acquisitions made prior to 2003.

        During fiscal 2002, we acquired Sahasra Networks, Inc. and made an equity investment in SunPower. In-process research and development charges and amortization of intangibles in fiscal 2002 relate to current and prior acquisitions.

        The amortization of intangibles decreased in fiscal 2003 versus fiscal 2002 due mainly to a $20.3 million impairment of SLM intangibles at the end of 2002. The SLM impairment charge for fiscal 2002 was precipitated by further changes in SLM's business plan that was completed in the fourth quarter of fiscal 2002. The amortization of intangibles increased in fiscal 2002 versus fiscal 2001 due to the acquisition of Sahasra and the full year effect of the amortization of intangibles from the International Microcircuits, Lara Networks, Inc. ("Lara"), Silicon Packets, Inc. ("Silicon Packets"), In-System Design, Inc. ("ISD") and ScanLogic Corporation ("ScanLogic") acquisitions, all companies acquired in 2001. The SLM impairment charge for fiscal 2001 of $36.8 million was precipitated by a severe economic downturn in the optical market in which SLM participates. As a result, we reviewed SLM's long-lived assets, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the impairment of long-lived assets and for long-lived assets disposed of" ("SFAS No. 121"), for impairment and recognized in fiscal 2001 an impairment loss of $36.8 million for existing technology impairment, representing the amount by which the carrying value of the acquired existing technology exceeded the estimated future cash flows of SLM.

        In fiscal 2001, amortization of goodwill related largely to our acquisitions of Lara, ISD, ScanLogic, HiBand, IMI, SLM and Silicon Packets. In accordance with Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we ceased amortizing goodwill at the end of fiscal 2001 and have not amortized goodwill for acquisitions subsequent to June 30, 2001.

        In fiscal 2002, Cypress also recorded a goodwill impairment charge of $14.4 million related to SLM in accordance with its annual impairment review under SFAS 142. In fiscal 2001, Cypress recorded a goodwill impairment charge of $29.1 million in accordance with SFAS No. 121 as a result of the severe downturn in the optical market discussed above. The goodwill impairment charge recorded represented the excess of the pro rata share of goodwill over the future estimated cash flows of SLM.

        The in-process research and development charges for fiscal 2002 relate to our equity method investment in SunPower. In-process research and development charges during fiscal 2001 relate to the acquisitions of IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets, which were completed during fiscal 2001. For the fiscal 2001 acquisitions, the valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the "percentage of completion" approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at rates ranging from 25% to 45%. Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 77% for SunPower, 6% for Sahasra, 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara, 10% to 70% for ISD and 9% to 87% for Silicon Packets. Schedules were based on management's estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. In-process R&D relating to the SunPower, IMI, ScanLogic, and ISD acquisitions resulted in the completed development of products. In-process R&D projects relating to the Hiband and Silicon Packets acquisitions were terminated before completion.

        Other credits recorded during fiscal 2003 relates to the reversal of accruals that were originally established in connection with potential penalties we could incur as a result of our decision not to construct a second fabrication facility in our Texas location. During fiscal 2002, we recorded other charges of $6.1 million for obsolete design software that is no longer being used.

RESTRUCTURING

        The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. During the three years ended December 28, 2003, we had two restructuring events that were in various stages of completion. The first was initiated in the third quarter of fiscal 2001 ("Fiscal 2001 Restructuring Plan"), and the second was initiated in the fourth quarter of fiscal 2002 ("Fiscal 2002 Restructuring Plan"). At the end of December 28, 2003, both restructuring events had been substantially completed with reserves remaining only for leases and employee benefits. The reserves will decrease over time as we make lease payments and payments for employee benefits, which will be paid through the second quarter of fiscal 2004.

        The cumulative charge to operations for the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan was $116.2 million and $47.5 million, respectively. For detailed information on these events, refer to Note 7 in the Consolidated Financial Statements.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME AND (EXPENSE), NET

        Total interest income (expense) and other was $5.8 million for fiscal 2003 compared to $(14.9) million for fiscal 2002 and $22.4 million for fiscal 2001. Interest income and other, net includes interest income, amortization of bond issuance costs, foreign exchange gains and losses and other non-operating items.

                                                     Year Ended
    ===========================================================================
                                       December 28,  December 29,  December 30,
    (In thousands)                         2003          2002          2001
    ---------------------------------------------------------------------------
    Interest income                    $     14,936  $     21,212  $     48,231
    Interest expense                        (15,613)      (19,197)      (22,398)
    Other income and (expense), net           6,472       (16,931)       (3,411)
    ---------------------------------------------------------------------------
    Total interest income (expense)
     and other                         $      5,795  $    (14,916) $     22,422
    ===========================================================================

        Interest income for all three fiscal years consists primarily of interest income on Cypress's cash equivalents, short- and long-term investments. Also, included in Interest income were amounts earned from employees related to our Employee Stock Purchase Assistance Plan (see Note 14 to the consolidated financial statements). These amounts were $3.9 million, $5.2 million and $2.1 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        Interest expense was $15.6 million for fiscal 2003, compared to $19.2 million in fiscal 2002 and $22.4 million in fiscal 2001. Interest expense for each of the fiscal years is primarily associated with the 4.0% Convertible Subordinated Notes due February 1, 2005 ("4.0% Notes"), issued in January 2000, the 3.75% Convertible Subordinated Notes due July 1, 2005 ("3.75% Notes"), issued in June 2000 and the 1.25% Convertible Subordinated Notes plus cash due June 15, 2008 ("1.25% Notes"), issued in June 2003. Interest expense decreased in fiscal 2003 compared to fiscal 2002 due to the full redemption of our 4.0% convertible subordinated notes on July 8, 2003 and the partial redemption of our 3.75% convertible subordinated notes on July 1, 2003. The decrease in interest expense in fiscal 2002 compared to fiscal 2001 is attributable to the repurchase of $101.6 million in principal of the 3.75% Notes that occurred between November 2001 and June 2002.

        Other income and (expense), net was $6.5 million for fiscal 2003, compared to $(16.9) million in fiscal 2002 and $(3.4) million in fiscal 2001. Below is a summary of the major components:

                                                     Year Ended
  =============================================================================
                                       December 28,  December 29,  December 30,
  (In thousands)                          2003          2002          2001
  -----------------------------------------------------------------------------
  Amortization of bond issuance costs  $     (3,686) $     (2,834) $     (3,353)
  Gain (loss) on repurchase of bonds         (7,524)        5,946         7,241
  Gain on sale of investment in NVE
   Corporation                               17,126            --            --
  Investment impairment charges                 554       (18,992)       (8,900)
  Foreign exchange gain (loss)                  473           915           287
  Minority interest                           1,045            --            --
  Other                                      (1,516)       (1,966)        1,314
  -----------------------------------------------------------------------------
                                       $      6,472       (16,931) $     (3,411)
  =============================================================================

        Other income and (expense), net of $6.5 million for fiscal 2003 primarily reflects our gain on sale of an investment in NVE Corporation of $17.1 million offset by our loss on repurchase of our 4.0% Notes and 3.75% Notes of $(7.5) million and amortization of deferred financing costs of $(3.7) million. As of December 28, 2003, we hold warrants to purchase 400,000 shares of NVE common stock at $15.00 per share. The closing price of NVE common stock at December 28, 2003 was $50.06 per share. Other income and (expense), net of $(16.9) million for fiscal 2002 primarily reflects write-downs of $19.0 million of investments in development stage companies and other investments, and the amortization of deferred financing costs of $2.8 million. These were partially offset by gains of $5.9 million recognized on the repurchase of our 3.75% Notes. In fiscal 2001, other income and (expense), primarily reflects a $8.9 million write-down of long-term investments and $3.4 million related to the amortization of deferred financing costs. These costs were somewhat offset by gains on the repurchase of convertible notes of $7.2 million. The gain on the repurchase of our convertible subordinated notes was previously classified as extraordinary, but has been reclassified to other income and (expense), net in accordance with SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" ("SFAS 145").

TAXES

        A tax expense of $2.8 million was recognized in fiscal 2003 compared to tax expense of $2.8 million in fiscal 2002 and tax benefit of $29.8 million in fiscal 2001. The expense in fiscal 2003 and 2002 was largely attributable to foreign income taxes in certain jurisdictions. No tax benefit was recognized in fiscal 2003 and 2002 for the future tax benefit of operating losses, as management believes it is more likely than not that the benefit will not be realized. The fiscal 2001 tax benefit was attributable primarily to current year net operating losses; however, the tax benefit of these losses was limited to the amount of prior taxes that could be recovered. Our effective tax rate varies from the U.S. statutory rate primarily due to our assessment of the utilization of loss carryovers and earnings of foreign subsidiaries taxed at different rates. The net deferred tax assets of $171.0 million at December 28, 2003 were fully reserved due to uncertainty of realization in accordance with the accounting procedures as established by SFAS No. 109, "Accounting for Income Taxes." (See Note 18 to consolidated financial statements for more details).

LIQUIDITY AND CAPITAL RESOURCES

                                                   Year Ended
    =========================================================================
                                     December 28,  December 29,  December 30,
    (In thousands)                       2003          2002          2001
    -------------------------------------------------------------------------
    Cash, cash equivalents and
     short-term investments          $    198,617  $    127,937  $    205,422
    Restricted Cash                        62,814        62,380        74,968
    Long-term investments (1)             118,437        16,574       134,495
    Working capital                       307,716       314,187       372,333
    Long-term debt (excluding
     current portion)                     684,260       468,900       524,058
    =========================================================================

        (1) Includes a liquid investment in a limited liability partnership (see Note 3 to the consolidated financial statements for details).

        During fiscal 2003, our total cash, cash equivalents and investments including restricted cash, increased by $173.0 million. The increase was primarily due to an operating cashflow of $99.2 million, with the remaining increase mainly provided by our long term debt refinancing.

        Long-term debt increased $215.4 million in fiscal 2003 compared to fiscal 2002 as a result of our restructuring of our debt obligations, as described below under Key Components of Cash Flow and Liquidity.

KEY COMPONENTS OF CASH FLOW
                                                   Year Ended
    -------------------------------------------------------------------------
                                     December 28,  December 29,  December 30,
                                         2003          2002          2001
    -------------------------------------------------------------------------
    Net cash flow generated from
     operating activities.........   $     99,152  $     23,788  $    109,838
    Net cash flow used for
     investing activities.........        (94,567)      (13,646)     (328,977)
    Net cash flow generated from
     (used for) financing
     activities...................         91,923       (32,941)     (221,887)
    -------------------------------------------------------------------------
    Net increase (decrease) in
     cash and cash equivalents....   $     96,508  $    (22,799) $   (441,026)
    =========================================================================

        During fiscal 2003, cash generated from operations was $99.2 million, which included an increase in working capital of $51.0 million. Inventory reductions due to increased sales were more than offset by a significant increase in accounts receivable and a significant decrease in accounts payable.

        The sale of investments, net of purchases, used cash of $75.7 million in fiscal 2003, as we made additional investments due to our improved cash position. The acquisition of property, plant, and equipment used an additional $78.5 million in cash. These reductions in cash were partially offset by an increase from sale of investments in other companies of $23.4 million and the collection of Employee Stock Purchase Assistance Plan loans from employees of $29.9 million.

        During fiscal 2003, we completed a convertible subordinated debt financing of $600.0 million in aggregate principal amount. Of the proceeds received, we used $400.2 million to retire all of our 4% Notes and $68.7 million of our 3.75% Notes, $95.3 million to repurchase 9.0 million shares of our common stock, $18.5 million for debt issuance costs and $49.3 million to purchase a call spread option on our common stock to mitigate the potential dilution of the convertible debt.

        During fiscal 2002, cash generated from operations was $23.8 million, which included an increase in working capital of $33.3 million. With continued weak sales, manufacturing capacity was reduced to avoid additional inventory builds. Accounts payable declined as we significantly slowed purchases of capital equipment in the latter part of fiscal 2002. These changes were partially offset by a decline in net accounts receivable commensurate with the change in revenues.

        Net of purchases, the sale of investments generated $149.8 million in cash in fiscal 2002, as we liquidated investments to fund capital expenditures and business acquisitions. This was offset by the acquisition of $158.5 million in property, plant and equipment and $24.8 million in investments in other companies.

        In fiscal 2002, the issuance of common shares net of repurchases generated $19.7 million while the purchase by us of our 3.75% convertible subordinated notes consumed $48.8 million.

        During fiscal 2001, cash provided by operating activities of $109.8 million was primarily attributed to changes in operating assets and liabilities of $77.4 million and net loss adjusted for non-cash items.

        Net cash flows used in investing activities of $329.0 million for fiscal 2001 related primarily to the use of $352.1 million in cash for acquisitions, net of cash acquired, $176.8 million for the purchases of property, plant and equipment and $116.3 million for loans made by Cypress to employees under the Employee Stock Purchase Assistance Plan. Purchases of investments totaled $183.2 million during fiscal 2001, while investments, which were sold or matured, totaled $502.7 million.

        Net cash flows used for financing activities were $221.9 million during fiscal 2001. Repurchases of common stock were $190.5 million, redemption of convertible debt was $53.6 million and purchases of private placement equity options, net were $13.9 million. These cash outflows were offset by cash inflows of $10.6 million related to the premiums received from the writing of stock put options and $30.9 million related to the issuance of common shares from the exercise of options or purchases through the ESPP.

LIQUIDITY

        Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending January 2, 2005. Our expected significant investment and financing cash outlays for the fiscal year ending January 2, 2005 include capital expenditures of approximately $144.1 million for investment in our product development and infrastructure initiatives. Our board of directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes (the "subordinated notes") in the open market at anytime. However, the timing and actual number of shares or principal amount to be repurchased is limited to $15.0 million, is at the discretion of management and is contingent on numerous factors including cash flows. We have $668.7 million of aggregate principal amount in convertible subordinated notes that are due in July 2005 and June 2008 in the amount of $68.7 million and $600.0 million, respectively. In connection with the $600.0 million of 1.25% Notes, we may at any time prior to maturity, elect to terminate the holders' conversion rights if the closing price of Cypress's common stock exceeds $21.75 (subject to certain adjustments) for 20 days out of a 30 consecutive trading day period. If we issue a notice of termination of conversion rights prior to June 20, 2006, we will pay additional interest in an amount equal to three years of interest, less any interest actually paid prior to the conversion date, to holders who convert their 1.25% Notes. Had we been allowed to terminate the conversion rights at December 28, 2003 and all holders converted their notes, we would have been required to pay $18.8 million in additional interest plus either $180.0 million of cash or $189.5 million in value of Cypress equivalent shares to satisfy the $300 cash payable upon conversion. Our current intention, should we terminate the conversion rights, would be to satisfy the obligation in cash and not shares of our common stock. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of December 28, 2003, Cypress was in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the subordinated notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

        As more fully discussed in Note 19 to our consolidated financial statements included in this report, we have entered into several synthetic operating lease agreements for manufacturing and office facilities. Each of these leases requires us to purchase the property or to arrange for the property to be acquired by a third party at lease expiration. If Cypress had exercised its right to purchase all the properties subject to these leases at December 28, 2003, it would have been required to make a payment and record assets totaling $54.5 million. We are required to maintain restricted cash or investments to serve as collateral for these leases. As of December 28, 2003, the amount of restricted cash recorded was $62.8 million, which was classified as a non-current asset on the consolidated balance sheet.

        In September 2003, we entered into a $50.0 million, twenty-four month revolving line of credit with Silicon Valley Bank. As of the end of December 28, 2003, there was no amount outstanding under the line of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 175 basis points at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distributions on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. Our obligations under the line of credit are guaranteed and secured by the stock of certain of its subsidiaries. We intend to use the line of credit on an as needed basis to fund working capital and capital expenditures including future obligations under the SunPower agreements currently being negotiated.

        On May 24, 2002 we entered into a Preferred Stock Purchase Agreement with SunPower and certain other investors named therein, pursuant to which the investors and we agreed to acquire SunPower's Series One Preferred Stock.

        In connection with the transactions contemplated by the Preferred Stock Purchase Agreement, we entered into a note purchase and line of credit agreement with SunPower and as consideration therefore, Cypress received a warrant to purchase up to 16,000,000 shares of SunPower's Series Two Preferred Stock at an exercise price of $1 per share, for cash. In accordance with the note purchase and line of credit agreement, as we did not exercise the warrant by April 1, 2003, we became obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $0.4 million per month. As of December 28, 2003, we had loaned SunPower $3.2 million bearing interest at the applicable federal rate in accordance with this obligation. We allowed the warrant to expire unexercised on January 31, 2004. We are currently in negotiations with SunPower for future funding of their operations. We currently expect the outcome of these negotiations to result in cash outlays of approximately $50 million by us to SunPower in fiscal 2004. At December 28, 2003, we and our CEO own approximately 57% and 6% of SunPower respectively. The remaining 37% of SunPower is owned by minority shareholders.

        In June 1997, Cypress borrowed 700.0 million yen at 2.1% from Sumitomo Bank Japan. The outstanding principal, including accrued interest, amounting to approximately $3.9 million was repaid on June 20, 2003.

        Our acquisition agreements obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. As of December 28, 2003, total cash contingent compensation that could be paid under our acquisition agreements assuming all contingencies are met is $4.7 million.

CONTRACTUAL OBLIGATIONS

        Below is a summary of fixed payments related to certain contractual obligations. Payment timing may be subject to change.

           CONTRACTUAL OBLIGATIONS                                          Payments due by period
           --------------------------------------------------------------------------------------------------------------------
                                                     Total    Less than 1 year     1-3 years     3-5 years    More than 5 years
           --------------------------------------------------------------------------------------------------------------------
           Long-Term Debt
              Convertible Subordinated Notes
                  1.25% Notes - Principal       $   600,000   $          --      $         --   $   600,000   $          --
                  1.25% Notes - Interest             33,750           7,500            15,000        11,250              --
                  3.75% Notes - Principal            68,652              --            68,652            --              --
                  3.75% Notes - Interest              5,148           2,574             2,574            --              --
              Other - Principal                      20,675           7,017            12,270         1,388              --
              Other - Interest                        1,969             985               875           109              --
              Note to minority shareholder-
               Principal                              1,950              --                --         1,950              --
              Note to minority shareholder-
               Interest                                 313              --                --           313              --
           Operating Leases
              Synthetic leases                        8,403           1,225             3,612         3,566              --
              Other                                  31,141          13,132            12,001         3,127           2,881
           Purchase Obligations (1)                 129,607          60,561            23,927        45,119              --
           Customer advances (2)                     25,081          25,081                --            --              --
           --------------------------------------------------------------------------------------------------------------------
           Total                                $   926,689   $     118,075      $    138,911    $  666,822   $       2,881
           --------------------------------------------------------------------------------------------------------------------

(1) Purchase obligations are principally for manufacturing equipment, facilities and bulk gas and chemicals.
(2) The customer advance is related to a financing and supply agreement into which Cypress entered with a specific customer in October 2000.

OFF-BALANCE SHEET ARRANGEMENTS

        On June 27, 2003, Cypress entered into a synthetic operating lease agreement for manufacturing and office facilities located in Minnesota and California. (See Note 19 of the Notes to Financial Statements for a description of this lease arrangement.) The synthetic lease enables us to lease rather than acquire the facilities. This results in improved cash flow through lower lease payments compared to expending much more cash in a direct acquisition of the properties.

        As of December 28, 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, which is classified in stockholders' equity in the accompanying condensed consolidated balance sheet. (See Note 10 of the Notes to Financial Statements for a description of this equity options arrangement.) We entered into the equity options as part of our 2001 stock repurchase program. Depending upon our common stock price at the maturity date of the equity options, we either take delivery of our common stock resulting in a reduction to our outstanding common stock or receive cash resulting in a return on the cash expended.

        In conjunction with the 1.25% convertible subordinated notes offering in June 2003, Cypress purchased a call spread option (the "Option") on 32 million Cypress common shares expiring in July 2004 for $49.3 million. (See Note 10 of the Notes to Financial Statements for a description of the Option). The Option is designed to mitigate stock dilution from conversion of the 1.25% Notes. The Option has value if the average market price per share of Cypress's common stock upon exercise or expiration of the Option is greater than $15 per share. The Option may be settled at Cypress's election in either net shares or in cash. Settlement of the Option in net shares on the expiration date would result in Cypress receiving a number of shares, not to exceed 12.4 million shares, of our common stock with a value equal to the amount otherwise receivable on cash settlement. The cash receivable on settlement is determined by two factors: (1) the average value of Cypress's trading price per share over a twenty day trading period beginning July 1, 2004 and ending July 29, 2004 and (2) whether such average value is within, above or below the range of the lower and upper strikes. If within, then the cash settlement is determined by subtracting the lower strike ($15) from the average value (determined above) multiplied by 32 million. If above the range, then the cash settlement is limited to the range ($9.50) multiplied by 32 million or $304 million. If below the lower strike ($15.00) then there would be no cash settlement as the call spread would be worthless. Should there be an early unwind of the Option the amount of cash or net shares potentially received by Cypress will be dependent upon then existing overall market conditions, on Cypress stock price, the volatility of Cypress stock and the amount of time remaining on the Option. As at December 28, 2003, the amount of cash Cypress would receive should it have chosen to unwind the Option was $161.4 million.

CAPITAL RESOURCES AND FINANCIAL CONDITION

        Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $183.7 million in cash and cash equivalents that we had at the end of fiscal 2003 for short-term requirements, we had at fiscal year end approximately $133.4 million in marketable debt and equity securities that are available for future operating, financing and investing activities, for a total liquid cash and investment position of $317.1 million. Cypress has an additional $62.8 million of restricted cash (as more fully discussed in Note 19 to our consolidated financial statements included in this report) for a total cash, investment and restricted cash position of $379.9 million. As of December 28, 2003, Cypress had outstanding $68.7 million in principal amount of its 3.75% Notes and $600 million in 1.25% Notes. We also maintain the ability to issue an aggregate of approximately $112.5 million in debt, equity and other securities under a U.S. Securities and Exchange Commision shelf registration statement we filed in fiscal 2000.

        We believe that liquidity provided by existing cash, cash equivalents, investments, and our borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

        We may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

SUBSEQUENT EVENTS

        On January 6, 2004, Cypress acquired all of the outstanding common and preferred stock of Cascade Semiconductor Corporation ("Cascade"), a company specializing in one transistor (1T) Pseudo-SRAM products for wireless applications, including cell phones.

        Cypress acquired Cascade for total consideration of $18.5 million in cash and stock to be paid over three years, of which approximately half is expected to be future compensation charges as some of the amounts are tied to future employment

CRITICAL ACCOUNTING POLICIES

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

        We allow certain global distributors, primarily based in the United States, rights of return and other credits for price protection. Given the uncertainties associated with the levels of returns and other credits issuable to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Our method of deferral is based on certain assumptions, including average gross margins. Reserves are provided for estimated returns relating to rights of return and other credits for price protection. If actual results differ from our estimates, future-operating results could be adversely affected.

        Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale. We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions within the semiconductor industry. At December 28, 2003, December 29, 2002 and December 30, 2001 our reserves for sales returns were $2.4 million, $1.8 million and $3.6 million, respectively.

Allowance for doubtful accounts and employee loans

        We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 28, 2003, the allowance for doubtful accounts was $0.9 million, at December 29, 2002, the allowance for doubtful accounts was $1.7 million and at December 30, 2001 it was $3.7 million.

        As of December 28, 2003, Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $80.5 million to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. As of December 28, 2003, Cypress has a loss reserve against these accounts of $16.2 million. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At December 28, 2003, the carrying value of the loan exceeded the underlying common stock collateral by $6.4 million. If the underlying assumptions supporting our reserve requirements change, including the value of our stock price, future-operating results could be adversely affected.

Accounting for income taxes

        Our global operations involve manufacturing, R&D and selling activities. Profit from non-US activities are subject to local country taxes but are not subject to U.S. tax until repatriated back to the U.S. It is our intention to permanently reinvest these earnings outside the U.S. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the future, should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination was made.

        The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Valuation of Inventory

        We write down our inventory for "lower of cost or market" reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device and/or when individual parts have been in inventory for greater than six months. Our inventories represent high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs. Conversely, if demand comes back for devices that have been fully reserved, our future margins may be higher.

Valuation of Long-Lived Assets

        Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. In addition, we have recorded intangible assets related to our acquisitions.

        We evaluate our long-lived assets and intangible assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). We review our other long-lived assets, including property and equipment and other identifiable finite intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses.

        We recorded no impairment charges on indefinite useful lived intangibles in the fourth quarter of fiscal 2003 but did record an impairment charge in the fourth quarter of fiscal 2002 of $20.3 million related to SLM.

        If there is a significant decrease in our business in the future, we may be required to record impairment charges in the future.

Goodwill Impairments

        We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. See Note 5 in the consolidated financial statements included in this report.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our fiscal 2003 consolidated financial statements, we made estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we made certain judgments about allocating shared assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also considered our market capitalization on the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses.

        In connection with the adoption of SFAS 142, effective the beginning of fiscal 2002, we completed the required transitional analysis in the first quarter of fiscal 2002 with no impairment charge required. In addition, as required by SFAS 142, we performed our annual goodwill impairment test. We performed this test in the fourth quarter of fiscal 2003 and determined that no goodwill impairment was required. However, changes in these estimates, including projected cash flows of our market capitalization, could cause one or more of the businesses to be valued differently, which could result in a future impairment of our remaining goodwill.

Investments in privately-held companies

        At December 28, 2003, the carrying value of our portfolio of strategic investments in non-marketable equity securities (privately held companies) totaled $4.3 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained.

        Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee's financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, for example, when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairments of non-marketable equity investments of $1.8 million in fiscal 2003 and $18.1 million in fiscal 2002.

Restructuring costs

        We currently have two active restructuring plans - one initiated in the third quarter of fiscal 2001 and the other initiated in the fourth quarter of fiscal 2002 after it became clear that actions taken in the previous year would not be sufficient to return the company to profitability. Both plans were designed to reduce costs and expenses in order to return the company to profitability.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Cypress has not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FASB recently delayed the required implementation date such that the provisions of FIN 46 are required to be adopted no later than the end of the first reporting period that ends after March 15, 2004. On June 27, 2003, Cypress entered into a new operating lease to refinance its then existing operating leases with respect to certain manufacturing and office facilities located in Minnesota and California (see
Note 19). Cypress refinanced these leases in a manner that best met its financing strategy. The new operating lease is not subject to the consolidation provisions of FIN 46. Cypress does not expect the finalization of FIN 46 by the FASB relating to variable interest entities created prior to January 31, 2003 to impact the consolidated financial statements as the issues currently under discussion do not impact Cypress.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact to the consolidated financial statements related to SAB 104 for fiscal 2003.

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

        The fair value of Cypress's investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress's investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of Cypress's debt obligations.

        A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily Japanese Yen and Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established revenue and balance sheet hedging programs. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Cypress had no Euro exposure as of December 28, 2003.

        All of the potential changes noted above are based on sensitivity analyses performed on Cypress's balances as of December 28, 2003.

EQUITY OPTIONS

        At December 28, 2003, Cypress had outstanding a series of equity options on Cypress Common Stock with an initial cost of $26.0 million, which is classified in stockholders' equity. The contracts require physical settlement and were extended in January 2004 to February 2004. Upon expiration of the options, if Cypress's stock price is above the threshold price of $21 per share, Cypress will receive a settlement value totaling $30.3 million. If Cypress's stock price is below the threshold price of $21 per share, Cypress will receive
1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. During fiscal 2003, the contracts resulted in net cash inflows of $0.7 million.

        In conjunction with the 1.25% Notes offering in June 2003, Cypress purchased a call spread option on Cypress's common stock (the "Option") maturing on July 15, 2004 for $49.3 million. The Option, including fees and costs, has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Option covers 32 million shares of Cypress common stock. The Option is designed to mitigate dilution from conversion of the 1.25% Notes in the event that the market price per share of Cypress's common stock upon exercise of the Option is greater than $15 per share and is less than or equal to $24.50 per share. The Option may be settled at Cypress's election in either net shares or in cash. Settlement of the Option in net shares on the expiration date would result in Cypress receiving a number of shares, not to exceed 12.4 million shares, of its common stock with a value equal to the amount otherwise receivable on cash settlement. The amount receivable on cash settlement will be determined based upon a twenty day averaging period beginning on July 1, 2004. Should there be an early unwind of the Option, the amount of cash or net shares potentially received by Cypress will be dependent upon then existing overall market conditions, on the Cypress's stock price, the volatility of Cypress's stock and the amount of time remaining on the Option.

INVESTMENTS IN PRIVATELY-HELD COMPANIES

        Cypress has also invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of December 28, 2003, Cypress had invested $25.9 million in development stage companies. The carrying value of these investments at December 28, 2003, was $4.3 million.

        As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment's net realizable value is less than its carrying cost.

        The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee's cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges related to our investments in privately held companies of $1.8 million in fiscal 2003, $18.3 million in fiscal 2002 and $1.5 million in fiscal 2001.

        Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations and we may in the future incur additional impairments to our equity investments in privately held companies.

STOCK PURCHASE ASSISTANCE PLAN

        Included in other current assets at the end of fiscal 2003, is $80.5 million of principal and cumulative accrued interest, relating to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. As of December 29, 2002, the outstanding principal and cumulative accrued interest totaled $106.6 million. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of December 28, 2003, Cypress has a loss reserve against these loans of $16.2 million. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. At December 28, 2003, the carrying value of the loan exceeded the underlying common stock collateral by $6.4 million.

        In October 2003, we announced a program aimed at minimizing any losses to employees as a result of our common stock price fluctuations. Under this program, either a limit sale order or a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee's break-even point. If the common stock price reaches the sale limit order or declines to the stop loss price, the common stock purchased by the employee under the Plan will be automatically sold and the proceeds utilized to repay the employee's outstanding loan to us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS................................................38

   CONSOLIDATED STATEMENTS OF OPERATIONS......................................39

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................40

   CONSOLIDATED STATEMENTS OF CASH FLOWS......................................41

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................42

   REPORT OF INDEPENDENT AUDITORS.............................................78

   QUARTERLY FINANCIAL DATA...................................................79

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per-share amounts)

                                                                                DECEMBER 28,   DECEMBER 29,
                                                                                    2003          2002
                                                                                ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents..................................................   $    183,708   $     87,200
  Short-term investments.....................................................         14,909         40,737
                                                                                ------------   ------------
      Total cash, cash equivalents and short-term investments................        198,617        127,937
  Accounts receivable, net...................................................        113,568         89,355
  Inventories................................................................         72,085         92,721
  Other current assets.......................................................        134,125        210,235
                                                                                ------------   ------------
      Total current assets...................................................        518,395        520,248
                                                                                ------------   ------------
Property, plant and equipment, net...........................................        442,887        496,566
Intangible assets............................................................         53,275         89,615
Goodwill.....................................................................        322,208        321,669
Other assets.................................................................        230,732        124,814
                                                                                ------------   ------------
Total assets.................................................................   $  1,567,497   $  1,552,912
                                                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................   $     60,601   $     59,431
  Accrued compensation and employee benefits.................................         39,704         39,151
  Other current liabilities..................................................         87,594         84,112
  Deferred income on sales to distributors...................................         20,104         22,075
  Income taxes payable.......................................................          2,676          1,292
                                                                                ------------   ------------
      Total current liabilities..............................................        210,679        206,061
                                                                                ------------   ------------
Convertible subordinated notes...............................................        668,652        468,900
Deferred income taxes and other tax liabilities..............................        101,254        151,367
Other long-term liabilities..................................................         17,724         52,961
                                                                                ------------   ------------
      Total liabilities......................................................        998,309        879,289
                                                                                ------------   ------------
Commitments and contingencies (See Note 19)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized; none
   issued and outstanding....................................................             --            --
  Common stock, $.01 par value, 650,000 and 650,000 shares authorized;
   139,164 and 139,164 issued; 120,483 and 123,743 outstanding
   at December 28, 2003 and December 29, 2002, respectively..................          1,391          1,391
Additional paid-in-capital...................................................      1,115,684      1,172,654
Deferred stock compensation..................................................         (5,950)       (25,283)
Accumulated other comprehensive income.......................................          1,393          2,376
Accumulated deficit..........................................................       (260,723)      (155,916)
                                                                                ------------   ------------
                                                                                     851,795        995,222
Less: shares of common stock held in treasury, at cost; 18,681 shares and
 15,421 shares at December 28, 2003 and December 29, 2002....................       (282,607)      (321,599)
                                                                                ------------   ------------
      Total stockholders' equity.............................................        569,188        673,623
                                                                                ------------   ------------
Total liabilities and stockholders' equity...................................   $  1,567,497   $  1,552,912
                                                                                ============   ============

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)

                                                                 YEAR ENDED
                                                 -------------------------------------------
                                                 DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                     2003           2002            2001
                                                 ------------   ------------   -------------
Revenues .....................................   $    836,756   $    774,746   $     819,192
Cost of revenues .............................        435,749        443,365         552,267
                                                 ------------   ------------   -------------

  Gross margin ...............................        401,007        331,381         266,925

Research and development .....................        251,432        287,909         267,522
Selling, general and administrative ..........        130,349        151,689         165,655
Acquisition and other costs ..................         34,215         84,876         161,253
Restructuring ................................         (6,685)        38,251         132,113
                                                 ------------   ------------   -------------
  Total operating costs and expenses .........        409,311        562,725         726,543
                                                 ------------   ------------   -------------

Operating loss ...............................         (8,304)      (231,344)       (459,618)

Interest income ..............................         14,936         21,212          48,231
Interest expense .............................        (15,613)       (19,197)        (22,398)

Other income and (expense), net ..............          6,472        (16,931)         (3,411)
                                                 ------------   ------------   -------------
  Loss before income taxes ...................         (2,509)      (246,260)       (437,196)
(Provision) benefit for income taxes .........         (2,822)        (2,838)         29,784
                                                 ------------   ------------   -------------

  Net loss ...................................   $     (5,331)  $   (249,098)  $    (407,412)
                                                 ============   ============   =============
Net loss per share:
  Basic and diluted ..........................   $      (0.04)  $      (2.02)  $       (3.28)
                                                 ============   ============   =============
Weighted average common shares outstanding:
  Basic and diluted ..........................        121,509        123,112         124,135

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                ACCUM.    RETAINED
                                       COMMON STOCK     ADDITIONAL                               OTHER     EARNINGS/       TOTAL
                                     ----------------    PAID-IN    DEFERRED STOCK   TREASURY    COMP.   (ACCUMULATED  STOCKHOLDERS'
                                     SHARES    AMOUNT    CAPITAL     COMPENSATION     STOCK     INCOME     DEFICIT)       EQUITY
                                     -------  -------  -----------  --------------  ----------  -------  ------------  -------------
Balances at December 31, 2000 .....  125,659  $ 1,369  $ 1,008,211  $      (10,360) $ (185,201) $    --  $    513,649  $  1,327,668

Comprehensive income(loss):
Net loss for the year .............       --       --           --              --          --       --      (407,412)     (407,412)
Change in net unrealized gain on
 available for sale investments,
 net of tax .......................       --       --           --              --          --    2,722            --         2,722
                                                                                                                       ------------
  Total comprehensive loss ........       --       --           --              --          --       --            --      (404,690)
                                                                                                                       ------------
Issuance of common stock and
 provision for deferred stock
 compensation in  relation to
 acquisitions .....................    2,157       22      142,195         (76,769)         --       --            --        65,448
Repurchase of common stock under
 stock repurchase program .........   (9,534)      --           --              --    (190,459)      --            --      (190,459)
Stock compensation charge -
 extension of option exercise
 period ...........................       --       --        8,873              --          --       --            --         8,873
Re-issuance of treasury shares and
 issuance of common stock under
 employee stock plans and other ...    3,213       --        6,604              --      26,614       --        (2,377)       30,841
Provision for and amortization of
 deferred stock compensation ......       --       --        (826)          33,988          --       --            --        33,162
Repayment from (issuance to)
 stockholders for notes
 receivable .......................       --       --          871              --          --       --            --           871
Premiums received from issuance of
 put options ......................       --       --       10,648              --          --       --            --        10,648
Structured purchase of options,
 net ..............................       --       --     (13,934)              --          --       --            --       (13,934)
                                     -------  -------  -----------  --------------  ----------  -------  ------------  ------------
Balances at December 30, 2001 .....  121,495    1,391    1,162,642       (53,141)     (349,046)   2,722       103,860       868,428
Comprehensive income (loss):
Net loss for the year .............       --       --           --            --            --       --      (249,098)     (249,098)
Change in net unrealized gain on
 available for sale investments,
 net of tax .......................       --       --           --            --            --   (1,689)           --        (1,689)
Change in net unrealized gain on
 derivatives, net of tax ..........       --       --           --            --            --    1,343            --         1,343
                                                                                                                       ------------
  Total comprehensive loss ........       --       --           --            --            --       --            --      (249,444)
                                                                                                                       ------------
Issuance of common stock and
 provision for deferred stock
 compensation in relation to
 acquisition ......................      112       --        6,271        (6,606)           --       --            --          (335)
Repurchase of common stock under
 stock put program ................     (250)      --           --            --        (4,925)      --            --        (4,925)
Re-issuance of treasury shares and
 issuance of common stock under
 employee stock plans and other ...    2,386       --        3,537            --        32,372       --       (10,678)       25,231
Provision for and amortization of
 deferred stock compensation ......       --       --      (2,007)        34,464            --       --            --        32,457
Repayment from (issuance to)
 stockholders for notes
 receivable .......................       --       --          439            --            --       --            --           439
Premiums received from issuance of
 put options ......................       --       --          198            --            --       --            --           198
Structured purchase of options,
 net ..............................       --       --        1,574            --            --       --            --         1,574
                                     -------  -------  -----------  --------------  ----------  -------  ------------  -------------
Balances at December 29, 2002 .....  123,743    1,391    1,172,654       (25,283)     (321,599)   2,376      (155,916)      673,623
Comprehensive income (loss):
Net loss for the year .............       --       --           --            --            --       --        (5,331)       (5,331)
Change in net unrealized gain on
 available for sale investments,
 net of tax .......................       --       --           --            --            --     (698)           --         (698)
Change in net unrealized gain on
 derivatives, net of tax ..........       --       --           --            --            --     (285)           --          (285)
                                                                                                                       ------------
  Total comprehensive loss ........       --       --           --            --            --       --            --        (6,314)
                                                                                                                       ------------
Repurchase of common stock ........   (9,300)      --           --            --       (98,903)      --            --       (98,903)
Cash paid for call-spread option ..       --       --      (49,300)           --            --       --            --       (49,300)
Re-issuance of treasury shares and
 issuance of common stock under
 employee stock plans and other ...    6,040       --        1,283            --       137,895       --       (99,476)       39,702
Provision for and amortization of
 deferred stock compensation ......       --       --       (9,159)       19,333            --       --            --        10,174
Repayment from (issuance to)
 stockholders for notes
 receivable .......................       --       --         (445)           --            --       --            --          (445)
Structured purchase of options,
 net ..............................       --       --          651            --            --       --            --           651
                                     ----------------------------------------------------------------------------------------------
Balances at December 28, 2003 .....  120,483  $ 1,391  $ 1,115,684  $     (5,950)   $ (282,607) $ 1,393  $   (260,723) $    569,188
                                     =======  =======  ===========  ==============  ==========  =======  ============  ============

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              YEAR ENDED
                                                                         -----------------------------------------------------
                                                                           DECEMBER 28,       DECEMBER 29,       DECEMBER 30,
                                                                              2003               2002               2001
                                                                         ---------------    ---------------    ---------------
Cash flow from operating activities:
  Net income (loss) ..................................................   $        (5,331)   $      (249,098)   $      (407,412)
  Adjustments to reconcile net income (loss) to net cash generated by operating activities:
  Depreciation and amortization ......................................           169,054            178,296            216,296
  Amortization of deferred stock compensation ........................            10,174             32,457             33,162
  Stock compensation charge - exercise date extension ................                --                 --              8,873
  (Gain) loss on sales of property, plant and equipment, net .........               492                495               (455)
  Employee stock purchase assistance plan interest ...................            (3,874)            (5,231)            (2,100)
  Acquired in-process research and development .......................                --              2,666             23,200
  Net loss on early retirement of debt ...............................             3,864                754                959
  Equity in losses of SunPower .......................................                --              1,159                 --
  Asset impairments and other ........................................           (16,394)            72,205             81,603
  Unrealized (gains) losses on foreign currency derivatives ..........               954               (368)                --
  Restructuring costs (credits) ......................................            (8,485)            20,335            106,460
  Deferred income taxes ..............................................              (296)             3,408            (28,189)
  Changes in operating assets and liabilities,  net
   of affects of acquisitions:
    Accounts receivable, net .........................................           (23,871)             8,462            102,262
    Inventories, net .................................................            20,636            (19,453)            40,718
    Other assets .....................................................             6,874              7,107                226
    Accounts payable, accrued and other liabilities ..................           (54,058)           (37,224)           (43,454)
    Deferred income ..................................................            (1,971)             7,826            (22,158)
    Income taxes payable .............................................             1,384                 (8)              (153)
                                                                         ---------------    ---------------    ---------------
Net cash flow generated from operating activities ....................            99,152             23,788            109,838
                                                                         ---------------    ---------------    ---------------
Cash flow from investing activities:
  Purchase of investments ............................................          (141,514)           (48,014)          (183,168)
  Sale or maturities of investments ..................................            65,809            197,777            502,658
  Acquisition of property, plant and equipment .......................           (78,450)          (158,532)          (176,793)
  Cash (paid)/ refunded for acquisitions .............................             1,247               (582)          (352,096)
  Sale (purchase) of NVE investment ..................................            23,354             (8,319)                --
  Other investments ..................................................            (1,537)           (16,513)            (7,423)
  Issuance (collection) of notes to employees, net ...................            29,942             17,017           (116,287)
  Proceeds from sale of equipment ....................................             6,582              3,520              4,132
                                                                         ---------------    ---------------    ---------------
Net cash flow used for investing activities ..........................           (94,567)           (13,646)          (328,977)
                                                                         ---------------    ---------------    ---------------
Cash flow from financing activities:
  Proceeds from borrowings ...........................................            24,678                 --                 --
  Repayment of borrowings ............................................            (8,729)                --                 --
  Proceeds for issuance of convertible debt ..........................           600,000                 --                 --
  Debt issuance costs ................................................           (18,450)                --                 --
  Retirement of convertible debt .....................................          (400,248)           (48,824)           (53,606)
  Issuance (repurchase) of common shares, net ........................           (59,201)            19,657           (159,618)
  Purchase of call spread on common stock ............................           (49,300)                --                 --
  (Issuance) repayment of notes to stockholders, net .................              (445)               439                871
  Premiums received from put options .................................                --                198             10,648
  Structured purchase of options, net ................................               651              1,574            (13,934)
  Other liabilities, including minority interest .....................             2,967             (5,985)            (6,248)
                                                                         ---------------    ---------------    ---------------
Net cash flow generated from (used for) financing activities .........            91,923            (32,941)          (221,887)
                                                                         ---------------    ---------------    ---------------
Net increase (decrease) in cash and cash equivalents .................            96,508            (22,799)          (441,026)
Cash and cash equivalents, beginning of year .........................            87,200            109,999            551,025
                                                                         ---------------    ---------------    ---------------
Cash and cash equivalents, end of year ...............................   $       183,708    $        87,200    $       109,999
                                                                         ===============    ===============    ===============
Supplemental disclosures:
  Cash paid (received) during the year for:
    Interest .........................................................   $        22,227    $        21,877    $        23,559
    Income taxes .....................................................   $         2,110    $        (7,993)   $        (9,778)
  Non-cash flow items:
    Common stock and options issued for acquisitions .................   $            --    $         2,300    $       107,588

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business -- Cypress Semiconductor Corporation ("Cypress") designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. Cypress has four product divisions and four subsidiaries, organized into two business segments; Memory products and Non-memory products groups. In addition, in order to enhance the focus on the communications market and our end customers, Cypress reports information by the following market segments, Wide Area Networks and Storage Area Networks (WAN/SAN), Wireless Infrastructure and Wireless Terminal (WIN/WIT), Computation and Consumer, and Cypress Subsidiaries.

        Cypress's operations outside of the U.S. include its assembly and test plant and regional headquarters in the Philippines and several sales offices and design centers located in various parts of the world. Revenues from international customers were 63%, 57% and 50% of total revenues in 2003, 2002 and 2001, respectively.

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Cypress and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

        Fiscal Year -- Cypress's fiscal year ends on the Sunday closest to December 31. Fiscal years 2003, 2002 and 2001 ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively, and each included 52 weeks. Cypress's fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2004 will be a 53-week year.

        Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include reserves for inventory, reserves for deferred income, reserves for price adjustment on sales to distributors, the sales return reserve, restructuring charges, allowances for doubtful accounts receivable, estimates for future cash flows associated with assets, asset impairments, reserves for loans under the 2001 Employee Stock Purchase Assistance Program, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.

        Reclassifications -- Certain prior year amounts have been reclassified to conform to current year presentations.

        Fair Value of Financial Instruments -- For certain of Cypress's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt and equity securities and the forward contract (see Notes 3 and 17) are carried at fair value based on quoted market prices. Foreign currency derivative financial instruments are carried at fair value based on changes in forward rate from quoted market sources (see Note 12, Foreign Currency Derivatives). See Note 3 for the fair value of debt instruments.

        Cash and Cash Equivalents -- Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchases are considered cash equivalents.

        Investments -- Substantially all of Cypress's investments in debt securities are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of accumulated other comprehensive income (loss). Refer to Note 3 for details related to available-for-sale securities.

        Investments in Privately Held Companies -- Cypress also has other minority equity investments in non-publicly traded companies. These investments are included in other assets on the balance sheet and are generally carried at cost. Cypress monitors these investments for impairment and makes appropriate reductions in carrying values when declines are deemed to be other than temporary.

        Equity Accounting - Cypress uses equity accounting for investments where it has voting control in accordance with Accounting Principles Board Opinion No.
18. In addition, Cypress equity accounts for investments in limited liability partnerships as appropriate.

Refer to Note 2 relating to SunPower equity accounting and consolidation accounting. Refer to Note 3 for equity accounting of limited liability partnerships.

        Inventories -- Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. Cypress establishes "lower of cost or market" reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device or when slow-moving parts have not been sold for more than six months.

        Goodwill and Purchased Intangibles -- Effective the beginning of fiscal 2002, Cypress adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets, other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives which range from 2 to 5 years and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Note 5 for further discussion.

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

            ----------------------------------------------------------
                                                         Useful Lives
                                                           in Years
            ----------------------------------------------------------
            Equipment                                       3 to 7
            Buildings and leasehold improvements           5 to 20
            Furniture and fixtures                          5 to 7
            ----------------------------------------------------------

        Pre-operating Costs -- Pre-operating costs incurred in connection with developing major production capability at new manufacturing plants are expensed as incurred.

        Long-Lived Assets -- Cypress currently evaluates its long-lived assets for impairment in accordance with the provisions of SFAS 142 for Goodwill and SFAS 144 for all other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy of its business, significant negative industry or economic trends, and a significant decline in Cypress' stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses. If there is a significant decrease in Cypress's business in the future, Cypress may be required to record additional impairment charges in the future.

        Revenue Recognition -- Cypress generates revenue by selling products to original equipment manufacturers and distributors. Cypress's policy is to recognize revenue from sales to customers when title and the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

        Cypress allows certain global distributors, primarily based in the United States, rights of return and other credits for price protection. Given the uncertainties associated with the levels of returns and other credits issuable to these distributors, Cypress defers recognition of revenue, cost of sales and profit on such sales until these distributors resell these products. Inventory is relieved, accounts receivable are recorded and reserves for deferred income and price adjustments are provided at the time the products are shipped to these distributors.

        Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. Cypress has historically been able to estimate returns and other credits from these distributors and accordingly has historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of sale. Cypress must make estimates of potential future product returns and revenue adjustments related to current period product revenue. In that regard, Cypress analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of Cypress' products when evaluating the adequacy of allowance for sales returns.

        Earnings Per Share -- Basic earnings per share ("EPS") is computed using the weighted average common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Dilutive securities include stock options and convertible debt.

        Translation of Foreign Currencies -- Cypress uses the U.S. dollar as its functional currency for all foreign subsidiaries. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in other income and (expense), net in the accompanying statement of operations. Sales to customers are primarily denominated in U.S. dollars. Translation gains and losses have not been material in any year.

        Concentration of Credit Risk -- Financial instruments that potentially subject Cypress to concentrations of credit risk are primarily investments and trade accounts receivable. Cypress's investment policy requires cash investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer.

        Cypress sells its products to original equipment manufacturers and distributors throughout the world. Cypress performs ongoing credit evaluations of its customers' financial condition whenever deemed necessary and generally does not require collateral. Cypress maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. Arrow Electronics (at 13.5%) was the only customer to represent greater than 10% of accounts receivable at December 28, 2003. No individual customer accounted for greater than 10% of accounts receivable at December 29, 2002. No individual customer accounted for greater than 10% of total revenues in fiscal 2003 and fiscal 2001. Sales to Motorola, Inc. accounted for 10.2% of total revenues in fiscal 2002. Write-offs of accounts receivable have been immaterial for the fiscal years 2003, 2002 and 2001.

        Accounting for Stock-Based Compensation -- Cypress has a number of stock-based employee compensation plans. Cypress accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the related Interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The following table illustrates the effect on net loss and related per share amounts if Cypress had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to all stock-based employee awards.

                                                                                                 Year Ended
          ===============================================================================================================
          (In thousands, except per share amounts)                                    2003          2002          2001
          ---------------------------------------------------------------------------------------------------------------
          Net loss, as reported                                                    $   (5,331)   $ (249,098)   $ (407,412)
          Add: Total stock-based employee compensation expense
           reported in net loss, net of related tax effects                            10,174        32,457        33,162
          Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards, net of
           related tax effects                                                        (62,590)     (130,953)     (113,241)
                                                                                   --------------------------------------
          Pro forma net loss                                                       $  (57,747)   $ (347,594)   $ (487,491)
                                                                                   ======================================
          Loss per share:
          Basic and diluted--as reported                                           $    (0.04)   $    (2.02)   $    (3.28)
          Basic and diluted--pro forma                                             $    (0.48)   $    (2.82)   $    (3.93)
          ---------------------------------------------------------------------------------------------------------------

        Shipping and Handling Costs -- Cypress records costs related to shipping and handling in cost of sales.

        Advertising Costs -- Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $3.7 million, $6.1 million and $6.2 million for fiscal years 2003, 2002 and 2001, respectively.

        Income Taxes -- The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

        Provision is made for income taxes on un-remitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently invested.

        The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. Cypress recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when Cypress determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

        Recent Accounting Pronouncements -- FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Cypress has not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FASB recently delayed the required implementation date such that the provisions of FIN 46 are required to be adopted no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. On June 27, 2003, Cypress entered into a new operating lease to refinance its then existing operating leases with respect to certain manufacturing and office facilities located in Minnesota and California (see Note 19). Cypress refinanced these leases in a manner that best met its financing strategy. The new operating lease is not subject to the consolidation provisions of FIN 46. Cypress does not expect the finalization of FIN 46 by the FASB relating to variable interest entities created prior to January 31, 2003 to impact the consolidated financial statements as the issues currently under discussion do not impact Cypress.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of SAB 104 had no impact to the consolidated financial statements for fiscal 2003.

NOTE 2--CONSOLIDATION OF SUNPOWER CORPORATION ("SUNPOWER")

        Cypress gained effective control over SunPower in the first quarter of fiscal 2003. As a result, effective the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights of the minority shareholders. Cypress and its Chief Executive Officer ("CEO"), own preferred stock of SunPower, which is convertible into common stock. As of December 28, 2003, Cypress and its CEO own approximately 57% and 6%, respectively, of SunPower on an as-converted basis.

        The total purchase price paid in May 2002 was allocated to the estimated fair value of assets and liabilities as of the date of acquisition as follows:

          --------------------------------------------------------------------
          (In thousands)
          --------------------------------------------------------------------
          Fair value of tangible assets and liabilities             $  4,846
          In-process research and development                          2,166
          Current technology                                           1,082
          Other assets                                                   400
          Deferred tax liability                                        (524)
          Minority Interest                                           (2,083)
          Goodwill                                                     2,883
          --------------------------------------------------------------------
              Total                                                 $  8,770
          ====================================================================

        Minority interest in the losses of SunPower of $1.0 million is included in Other income and (expense), net. The minority shareholder's investment in SunPower, which was included in Other long-term liabilities, had been reduced to zero at the end of the second quarter of fiscal 2003. Losses attributable to the minority shareholders' of SunPower, subsequent to Q2 2003, were borne solely by Cypress. Pro forma statement of operations information has not been presented because the effect of the SunPower consolidation was not material.

        In connection with Cypress's original investment in SunPower in May 2002, Cypress entered into a Preferred Stock Purchase Agreement with SunPower and certain other investors named therein, pursuant to which the investors and Cypress agreed to acquire shares of SunPower's Series One Preferred Stock.

        In connection with the transactions contemplated by the Preferred Stock Purchase Agreement, Cypress entered into a note purchase and line of credit agreement with SunPower and as consideration, Cypress received a warrant to purchase up to 16,000,000 shares of SunPower's Series Two Preferred Stock at an exercise price of $1 per share, for cash. In accordance with the note purchase and line of credit agreement, as Cypress did not exercise the warrant by April 1, 2003, Cypress became obligated to fund SunPower up to $5.6 million through May 2004 at a rate of up to $0.4 million per month. As of December 28, 2003, we had loaned SunPower $3.2 million bearing interest at the applicable federal rate in accordance with this obligation. Cypress allowed the warrant to expire unexercised on January 31, 2004. Cypress is currently in negotiations with SunPower for future funding of their operations.

        In a separate first quarter of fiscal 2003 transaction, Cypress loaned SunPower $2.5 million. The loan bears interest at 7% and SunPower is obligated to repay the loan monthly through 2008.

        All SunPower intercompany loans and transactions have been eliminated from the Consolidated Financial Statements.

NOTE 3: FINANCIAL INSTRUMENTS

        Available-for-sale securities held by the Company as of December 28, 2003 and December 29, 2002 are as follows:

          ------------------------------------------------------------------------------------------------------------------------
                                                                            GROSS UNREALIZED   GROSS UNREALIZED      FAIR MARKET
          (In thousands)                                        COST              GAINS             LOSSES              VALUE
          ------------------------------------------------------------------------------------------------------------------------
          2003
          Cash equivalents:
              Commercial paper                            $        18,995       $         --      $          --    $        18,995
              Federal agency notes                                 20,095                 --                 (2)            20,093
              Money market funds                                  105,267                 --                 --            105,267
              Municipal bonds                                       9,754                 --                 --              9,754
              Corporate bonds                                       3,996                 --                 --              3,996
              Auction rate certificates                            21,930                 --                 --             21,930

          ------------------------------------------------------------------------------------------------------------------------
                  Total cash equivalents                  $       180,037       $         --      $          (2)   $       180,035
          ------------------------------------------------------------------------------------------------------------------------

          Short-term investments:
              Corporate notes/bonds                       $        12,708       $         37      $         (13)   $        12,732
              Federal agency notes                                  2,175                  2                 --              2,177

          ------------------------------------------------------------------------------------------------------------------------
                  Total short-term investments            $        14,883       $         39      $         (13)   $        14,909
          ------------------------------------------------------------------------------------------------------------------------

          Long-term marketable securities:
              Corporate notes/bonds                       $        66,096       $        196      $        (112)   $        66,180
              Federal agency notes                                 47,415                 91                (45)            47,461

          ------------------------------------------------------------------------------------------------------------------------
                  Total long-term marketable securities   $       113,511       $        287      $        (157)   $       113,641
          ------------------------------------------------------------------------------------------------------------------------
          Total                                           $       308,431       $        326      $        (172)   $       308,585
          ------------------------------------------------------------------------------------------------------------------------

          2002
          Cash equivalents:

              Money market funds                          $        68,275       $         --      $          --    $        68,275

              Auction rate certificates                             6,302                 --                 --              6,302

          ------------------------------------------------------------------------------------------------------------------------
                  Total cash equivalents                  $        74,577       $         --      $          --    $        74,577
          ------------------------------------------------------------------------------------------------------------------------

          Short-term investments:
              Corporate notes/bonds                       $        28,898       $        636      $          --    $        29,534
              Federal agency notes                                 10,911                292                 --             11,203

          ------------------------------------------------------------------------------------------------------------------------
                  Total short-term investments            $        39,809       $        928      $          --    $        40,737
          ------------------------------------------------------------------------------------------------------------------------

          Long-term marketable securities:
              Corporate notes/bonds                       $         7,917       $        345      $          --    $         8,262
              Federal agency notes                                  4,965                 91                 --              5,056

          ------------------------------------------------------------------------------------------------------------------------
                  Total long-term marketable securities   $        12,882       $        436      $          --    $        13,318
          ------------------------------------------------------------------------------------------------------------------------
          Total                                           $       127,268       $      1,364      $          --    $       128,632
          ------------------------------------------------------------------------------------------------------------------------

        Proceeds from available-for-sale securities were $65.8 million, $197.8 million and $502.7 million for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. Realized gains and (losses) for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 were $0.6 million, $1.8 million and $2.0 million, respectively.

        In addition, to the above available for sale investments, Cypress has liquid investments in two limited liability partnerships. The limited partnerships invest primarily in securities traded on a national securities exchange. The limited liability partnerships account for those investments using mark-to-market accounting in accordance with generally accepted accounting principles in the United States. At December 28, 2003, our investment in each of the partnerships represented an ownership interest of approximately 9.5% and 13.2% and amounted to $4.8 million in total. At the end of fiscal 2002, our ownership interest in the two limited liability partnerships amounted to $3.3 million in total. The partnerships are not significant to Cypress's operations and effectively represent investments primarily in equity securities by Cypress. We classify these investments in Other assets in the consolidated financial statements (refer to Note 4).

        Total assets, partnership capital and net income of the two limited liability partnerships for fiscal 2003 were $58.0 million, $46.7 million and $15.0 million, respectively. Total assets, partnership capital and net loss of the two limited liability partnerships for fiscal 2002 were $47.8 million, $31.5 million and $34.0 million, respectively. Total assets, partnership capital and net loss of the two limited liability partnerships for fiscal 2001 were $95.6 million, $72.0 million and $61.8 million, respectively.

FAIR VALUE OF DEBT INSTRUMENTS

        The estimated fair values of debt instruments have generally been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Cypress could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

        Cypress determines the fair value of the subordinated convertible debt based on quoted market prices and the fair value of non-traded collateralized debt using a discounted cash flow analysis. The discounted cash flow analysis is based on estimated interest rates for similar types of currently available borrowing arrangements with similar remaining maturities. The carrying amounts and estimated fair values of Cypress's long-term debt are as follows:

          -----------------------------------------------------------------------------------------
                                                   DECEMBER 28, 2003          DECEMBER 29, 2002
          -----------------------------------------------------------------------------------------
                                                CARRYING     ESTIMATED    CARRYING    ESTIMATE FAIR
          (In thousands)                         AMOUNT     FAIR VALUE     AMOUNT         VALUE
          -----------------------------------------------------------------------------------------
             Convertible subordinated notes    $  668,652   $  942,200   $  468,900   $     396,000
             Collateralized debt instruments       20,675       20,675        4,212           4,212
          -----------------------------------------------------------------------------------------
                Total debt                     $  689,327   $  962,875   $  473,112   $     400,212
          -----------------------------------------------------------------------------------------

NOTE 4: BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE, NET

          --------------------------------------------------------------------------------------
                                                                    December 28,    December 29,
          (In thousands)                                                2003            2002
          --------------------------------------------------------------------------------------
          Accounts receivable, gross                                $    116,877    $     92,868
          Allowance for doubtful accounts and customer
            returns                                                       (3,309)         (3,513)
          --------------------------------------------------------------------------------------
                    Accounts receivable, net                        $    113,568    $     89,355
          ======================================================================================

INVENTORIES

          --------------------------------------------------------------------------------------
                                                                    December 28,    December 29,
          (In thousands)                                                2003            2002
          --------------------------------------------------------------------------------------
          Raw materials                                             $      3,007    $      3,185
          Work-in-process                                                 43,669          54,668
          Finished goods                                                  25,409          34,868
          --------------------------------------------------------------------------------------
                    Inventories                                     $     72,085    $     92,721
          ======================================================================================

OTHER CURRENT ASSETS

          --------------------------------------------------------------------------------------
                                                                    December 28,    December 29,
          (In thousands)                                                2003            2002
          --------------------------------------------------------------------------------------
          Employee stock purchase assistance plan, net              $     64,311    $     90,636
          Deferred tax assets                                             35,109          85,041
          Prepaid expenses                                                22,818          24,962
          Other current assets                                            11,887           9,596
          --------------------------------------------------------------------------------------
                    Other current assets                            $    134,125    $    210,235
          ======================================================================================

PROPERTY, PLANT AND EQUIPMENT, NET

          --------------------------------------------------------------------------------------
                                                                    December 28,    December 29,
          (In thousands)                                                2003            2002
          --------------------------------------------------------------------------------------
          Land                                                      $     17,613    $     14,430
          Equipment                                                    1,034,218       1,013,013
          Buildings and leasehold improvements                           201,381         191,285
          Furniture and fixtures                                          11,077          12,466
          --------------------------------------------------------------------------------------
          Total property, plant and equipment                          1,264,289       1,231,194
          Accumulated depreciation and amortization                     (821,402)       (734,628)
          --------------------------------------------------------------------------------------
                Property, plant and equipment, net                  $    442,887    $    496,566
          ======================================================================================

OTHER ASSETS

          --------------------------------------------------------------------------------------
                                                                    December 28,    December 29,
          (In thousands)                                                2003            2002
          --------------------------------------------------------------------------------------
          Restricted cash (See Note 19)                             $     62,814    $     62,380
          Key employee deferred compensation plan                         18,700          15,574
          Long-term marketable securities                                113,641          13,318
          Limited liability partnership investments (See Note 3)           4,796           3,256
          Other                                                           30,781          30,286
          --------------------------------------------------------------------------------------
                    Other assets                                    $    230,732    $    124,814
          ======================================================================================

OTHER CURRENT LIABILITIES

          --------------------------------------------------------------------------------------
                                                                    December 28,    December 29,
          (In thousands)                                                2003            2002
          --------------------------------------------------------------------------------------
          Customer advances                                         $     25,081    $      3,950
          Accrued interest payable                                         1,783           8,216
          Sales representative commissions                                 4,786           4,291
          Accrued royalties                                                3,426           4,098
          Current portion of long-term debt                                7,017           4,212
          Key employee deferred compensation plan                         23,828          22,240
          Other                                                           21,673          37,105
          --------------------------------------------------------------------------------------
                    Other current liabilities                       $     87,594    $     84,112
          ======================================================================================

DEFERRED INCOME TAXES AND OTHER TAX LIABILITIES

          --------------------------------------------------------------------------------------
                                                                    December 28,    December 29,
          (In thousands)                                                2003            2002
          --------------------------------------------------------------------------------------
          Deferred income taxes                                     $     35,109    $     85,041
          Non-current tax liabilities                                     66,145          66,326
          --------------------------------------------------------------------------------------
                    Total deferred income taxes and other tax
                     liabilities                                    $    101,254    $    151,367
          ======================================================================================

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

        In connection with the adoption of SFAS 142, Cypress ceased amortizing goodwill as of the beginning of fiscal 2002, and performed the required transitional goodwill impairment assessment in the first quarter of 2002 and determined that there was no impairment of goodwill.

        In addition, upon adoption of SFAS 142, workforce-in-place no longer meets the definition of an identifiable asset. As a result, the balance of workforce-in-place previously classified as purchased intangible assets was reclassified to goodwill in 2002.

        A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization had SFAS 142 been in effect for 2001, net of the related income tax effect, is as follows:

                                                         Year Ended
              ------------------------------------------------------
                                                         December 30,
              (In thousands, except per share amounts)      2001
              ------------------------------------------------------
              Reported net loss                         $   (407,412)

              Adjustments:
              Amortization of goodwill                        33,033
              Amortization of acquired workforce
               previously classified as purchased
               intangibles                                     4,696
                                                        ------------
              Net adjustments                                 37,729
                                                        ------------
              Adjusted net loss                         $   (369,683)
                                                        ============
              Net loss per share:
              Basic                                     $      (2.98)
              Diluted                                   $      (2.98)
              ------------------------------------------------------

        SFAS 142 requires Cypress to perform an annual impairment test. The impairment test is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit's goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting units goodwill will be recorded as an impairment loss.

        Cypress performed its annual SFAS 142 goodwill impairment assessment in the fourth quarter of 2003 and determined that there was no impairment. However, Cypress could be required to record impairment charges in future periods if business conditions deteriorate.

        Cypress' goodwill is in the Non-memory business segment. The following is a roll-forward for the goodwill balance in this segment in 2003:

-------------------------------------------------------------------------------
                          BALANCE AT                                BALANCE AT
                         DECEMBER 29,                              DECEMBER 28,
(In Thousands)              2002       RECLASSIFIED     OTHER          2003
-------------------------------------------------------------------------------
Non-memory               $   321,669    $   2,883     $   (2,344)   $   322,208
===============================================================================

        As a result of Cypress's consolidation of SunPower during the first quarter of fiscal 2003, a total of $2.9 million was reclassified from Other assets to Goodwill. Other represents other miscellaneous adjustments to Goodwill primarily as a result of Cypress's prior acquisition escrow closings.

        The following table presents details of the Cypress's total purchased finite lived intangible assets. Cypress does not have any recorded indefinite lived intangible assets:

      AS OF DECEMBER 28, 2003
      ----------------------------------------------------------------------
                                                    ACCUMULATED
      (In thousands)                    GROSS       AMORTIZATION       NET
      ----------------------------------------------------------------------
      Purchased technology          $   192,656    $   (148,234)  $   44,422
      Non-compete agreements             18,650         (14,436)       4,214
      Patents, licenses and
       trademarks                         6,704          (3,788)       2,916
      Other                               4,600          (2,877)       1,723
      ----------------------------------------------------------------------
        Total                       $   222,610    $   (169,335)  $   53,275
      ======================================================================

  AS OF DECEMBER 29, 2002

      ----------------------------------------------------------------------
                                                   ACCUMULATED
      (In thousands)                   GROSS       AMORTIZATION      NET
      ----------------------------------------------------------------------
      Purchased technology          $   191,700    $   (119,133)  $   72,567
      Non-compete agreements             18,650          (8,243)      10,407
      Patents, licenses and
       trademarks                         6,350          (2,233)       4,117
      Under market leases                 1,850          (1,850)          --
      Other                               4,600          (2,076)       2,524
      ----------------------------------------------------------------------
           Total                    $   223,150    $   (133,535)  $   89,615
      ======================================================================

        Amortization expense of finite lived intangible assets was $37.6 million, $41.9 million and $39.7 million for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

        The estimated future amortization expense of all intangibles, the majority of which is purchased intangible assets, as of December 28, 2003 is as follows :

                -----------------------------------------
                (In thousands)                   AMOUNT
                -----------------------------------------
                2004                            $  33,046
                2005                               14,635
                2006                                2,912
                2007                                  561
                2008                                  312
                Thereafter                          1,809
                -----------------------------------------
                Total                           $  53,275
                -----------------------------------------

NOTE 6: ACQUISITIONS USING PURCHASE ACCOUNTING

        Cypress made no new acquisitions in fiscal 2003. However, Cypress did start consolidating SunPower Corporation, which was previously accounted for under the equity method. Refer to Note 2 for more details on SunPower Corporation.

2002 ACQUISITIONS

SAHASRA NETWORKS, INC.

        On February 28, 2002, Cypress acquired 100% of the outstanding capital stock of Sahasra Networks, Inc. ("Sahasra"), a company working on a software-based method of making large-entry, next generation network search engines, for $3.2 million in cash and Cypress common stock. Sahasra is part of the Non-memory business segment and the Wide Area Network/Storage Area Network ("WAN/SAN") market segment. The acquisition resulted in identifiable intangible assets of $2.7 million and a charge for in-process research and development of $0.5 million.

        The agreement with Sahasra includes provisions for additional contingent cash payments to employees and third parties of up to $2.3 million through December 2005 based on the amount of revenues generated by certain products in future periods. Additional provisions are included for the contingent issuance to employees of up to 0.3 million shares of Cypress common stock through December 2004 based on the achievement of certain product development milestones. Cash payments for achievement of revenue targets or the issuance of shares contingent upon product milestones require that payees remain employed by Cypress and will be accounted for as compensation for services and expensed in the appropriate periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid. No revenue or product milestones were achieved in fiscal 2003 and fiscal 2002; therefore no compensation charge and purchase price adjustment was recorded. As of December 28, 2003, employees and third parties could still earn the full amount of the contingencies over the remaining contingency period. There were no significant differences between the accounting policies of Cypress and Sahasra.

        Pro forma results of operations have not been presented because the historical results of operations of Sahasra are not material to Cypress's consolidated results of operations.

2001 ACQUISITIONS

ACQUISITION OF SILICON PACKETS, INC.

        On December 27, 2001, Cypress acquired 100% of the outstanding common and preferred stock of Silicon Packets, Inc. ("Silicon Packets"), a company that specializes in designing 10 Gigabit-per-second framers for OC-192/STM-64 Synchronous Optical Network/Synchronous Digital Hierarchy and 10G Ethernet transport solutions. Silicon Packets is part of the Non-memory business segment and the WAN/SAN market segment. The acquisition was made in order to assist Cypress in the development of 10 Gigabit-per-second solutions for Metropolitan Area Networks, which is part of the WAN/SAN market segment, and WAN infrastructure equipment such as switches and routers. The acquisition was accounted for using the purchase method of accounting per SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated balance sheet as of December 30, 2001, the effective date of the purchase. Other than the charge for in-process research and development, Silicon Packet's results of operations from the date of purchase to the end of the fiscal year were not significant because the acquisition was completed during the last week of the fiscal year and are therefore not included in Cypress's consolidated results of operations for the year ended December 30, 2001. There were no significant differences between the accounting policies of Cypress and Silicon Packets.

        Cypress acquired Silicon Packets for total consideration of $27.3 million, including 0.7 million shares of Cypress common stock valued at $14.2 million, $7.1 million in cash, options for 0.2 million shares of Cypress common stock valued at $3.2 million and direct acquisition costs of $2.8 million for underwriting, legal, valuation, accounting and regulatory fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

                   -------------------------------------------------
                   (In thousands)
                   -------------------------------------------------
                   Current assets                          $     968
                   Property, plant and equipment, net            951
                   Deferred tax asset                          2,110
                   Other assets                                   58
                   Goodwill                                    9,751
                   Current technology                          4,300
                   Non-compete agreements                        800
                                                           ---------
                      Total assets acquired                   18,938

                   Current liabilities                          (745)
                   Long term liabilities                        (509)
                   Deferred tax liabilities                   (2,040)
                                                           ---------
                      Total liabilities assumed               (3,294)

                   Deferred stock compensation                 6,589
                                                           ---------
                      Net assets acquired                     22,233
                   In-process research and development         5,100
                   -------------------------------------------------
                      Total consideration                  $  27,333
                   =================================================

        The amounts allocated to current technology and non-compete agreements have weighted average useful lives of 4 years and 3 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $9.8 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS 142, is not being amortized. In addition, Cypress granted in-the-money options to certain Silicon Packets employees in January 2002, which resulted in additional deferred compensation of $2.0 million in 2003 and $5.0 million in 2002. There were no significant differences between the accounting policies of Cypress and Silicon Packets.

ACQUISITION OF IN-SYSTEM DESIGN, INC.

        On September 14, 2001, Cypress acquired 100% of the outstanding capital stock of In-System Design, Inc. ("ISD"), a system-on-a-chip design company specializing in personal communications solutions. ISD is part of the Non-memory business segment and the Computation and Other market segment. The immediate benefit to Cypress related to ISD's 300A product, a USB 2.0 to ATA/ATAPI bridge device that enables PCs and other information appliances to connect to external mass storage devices including hard disk drives, CD-ROMs, CD-RWs, DVD-Rams, and ZIP drives. The acquisition also brought a veteran development team, with an average of eight years of experience, and a wide range of engineering competencies, including system-on-a-chip expertise, software design, board-level design, test and validation, that are expected to accelerate Cypress's current and future development projects. The acquisition was accounted for using the purchase method of accounting per SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated balance sheet as of September 14, 2001, the effective date of the purchase. The results of operations are included in Cypress's consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ISD.

        Cypress acquired ISD for total consideration of $43.0 million, including $36.7 million in cash, options for 0.3 million shares of Cypress common stock valued at $5.4 million and direct acquisition costs of $0.9 million for legal, appraisal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

                   -------------------------------------------------
                   (In thousands)
                   -------------------------------------------------
                   Current assets                          $   4,554
                   Property, plant and equipment, net            632
                   Deferred tax asset                          5,378
                   Goodwill                                   19,922
                   Current technology                         17,200
                   Non-compete agreements                     12,350
                   Trademarks                                  2,400
                   Customer purchase orders                      450
                                                           ---------
                      Total assets acquired                   62,886
                   Current liabilities                        (9,445)
                   Deferred tax liabilities                  (12,960)
                                                           ---------
                      Total liabilities assumed              (22,405)
                   Deferred stock compensation                 1,679
                                                           ---------
                      Net assets acquired                     42,160
                   In-process research and development           800
                   -------------------------------------------------
                      Total consideration                  $  42,960
                   =================================================

        The amounts allocated to current technology, non-compete and customer purchase orders and trademarks have weighted average useful lives of 4 years, 3 years, 1 year and 4 years, respectively. These intangible assets are amortized using the straight-line method over their respective estimated useful lives. None of the $19.9 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS 142, is not being amortized.

        The agreement with ISD includes provisions for contingent cash payments of up to the maximum amount of $27.5 million through September 2004 based on USB product revenues achieving specific revenue targets between October 2001 and December 2002. These revenue targets are measured in two revenue pools. Compensation for the first revenue pool is based on USB product revenue achieving specific revenue targets between October 2001 and March 2002. Compensation for the second revenue pool is based on USB product revenue achieving specific revenue targets between October 2001 and December 2002. Cypress paid $1.9 million of this contingent compensation in fiscal 2002 based on meeting certain revenue targets for the first revenue pool. The remaining contingent amount of $25.6 million will not be paid because the required revenue targets for the second revenue pool were not met. The agreement with ISD also provides for additional contingent cash payments of up to $12.0 million through September 2004 based on continuing employment of ISD employees with Cypress. Cypress paid $3.6 million in fiscal 2003 and $4.3 million in fiscal 2002 in employment based contingent compensation. As of December 28, 2003, Cypress expects to pay an additional $2.4 million of employment based contingent compensation in fiscal 2004. Cypress will not pay the remaining $1.7 million due to the discontinued employment of some former ISD employees.

ACQUISITION OF LARA NETWORKS, INC.

        On July 3, 2001, Cypress acquired 100% of the outstanding common and preferred stock of Lara Networks, Inc. ("Lara"), a provider of high-performance, silicon-based packet processing solutions for WAN infrastructure equipment. Lara is part of the Non-memory business segment and the WAN/SAN market segment. The Lara acquisition enabled Cypress to leverage its core competencies in data communications and specialty memories. Lara was acquired to expand Cypress's portfolio of solutions across the linecard and enabled Cypress to address the core functionality of packet processing. The acquisition was accounted for using the purchase method of accounting per SFAS 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated balance sheet as of July 3, 2001, the effective date of the purchase. The results of operations are included in Cypress's consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and Lara.

        Cypress acquired Lara for total consideration of $200.1 million, including $185.3 million in cash, options for 0.4 million shares of Cypress common stock valued at $8.1 million and direct acquisition costs of $6.7 million for underwriting, legal, valuation, accounting and regulatory fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

                   -------------------------------------------------
                   (In thousands)
                   -------------------------------------------------
                   Current assets                          $  11,234
                   Property, plant and equipment, net          4,789
                   Deferred tax asset                         17,016
                   Other assets                                1,222
                   Goodwill                                  158,322
                   Current technology                         14,850
                   Trademarks                                  2,250
                   Non-compete agreements                      1,550
                   Customer purchase orders                      150
                                                           ---------
                      Total assets acquired                  211,383
                   Current liabilities                       (13,969)
                   Deferred tax liabilities                   (7,520)
                                                           ---------
                      Total liabilities assumed              (21,489)
                   Deferred stock compensation                 5,662
                                                           ---------
                      Net assets acquired                    195,556
                   In-process research and development         4,550
                   -------------------------------------------------
                      Total consideration                  $ 200,106
                   =================================================

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

        The agreement with Lara included provisions for contingent cash payments of up to $80.0 million through December 2003 based on certain Lara products achieving specific revenue targets in future periods. The Lara revenue targets were not met and thus no contingent payments were made.

        The agreement with Lara also provided for contingent cash payments of $3.9 million based on continued employment of Lara employees with Cypress. As of December 28, 2003, Cypress had paid $3.6 million in employment based contingent compensation. Cypress will not pay the remaining $0.3 million due to the discontinued employment of some former Lara employees.

ACQUISITION OF SCANLOGIC CORPORATION

        On May 29, 2001, Cypress completed its acquisition of ScanLogic Corporation ("ScanLogic"), a provider of USB controllers for embedded and PC applications. ScanLogic is part of the Non-memory business segment and the Computation and Consumer market segments. The acquisition was accounted for using the purchase method of accounting per APB Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated balance sheet as of May 29, 2001, the effective date of the purchase. The results of operations are included in Cypress's consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and ScanLogic.

        Cypress acquired ScanLogic for total consideration of $30.1 million, including $15.6 million in cash, options for 0.5 million shares of Cypress common stock valued at $11.7 million, notes payable to ScanLogic shareholders of $1.9 million and direct acquisition costs of $0.9 million for legal and accounting fees and broker commissions. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

        ----------------------------------------------------------------
        (In thousands)
        ----------------------------------------------------------------
        Fair value of tangible assets and liabilities        $    (1,446)
        In-process research and development                        1,450
        Current technology                                        11,950
        Assembled workforce and non-compete agreements             1,400
        Deferred stock compensation                                7,330
        Goodwill                                                   9,419
        ----------------------------------------------------------------
             Total                                           $    30,103
        ================================================================

        The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from three to four years.

ACQUISITION OF HIBAND SEMICONDUCTORS, INC.

        On March 27, 2001, Cypress acquired all of the outstanding capital stock of HiBand Semiconductors, Inc. ("HiBand"). HiBand is part of the Non-memory business segment and the WAN, Computation and Consumer market segments. HiBand is a provider of mixed-signal integrated circuits for high-speed communications markets. The acquisition was accounted for using the purchase method of accounting pursuant to APB 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated balance sheet as of March 27, 2001, the effective date of the purchase.

        Cypress acquired HiBand for total consideration of $34.0 million, including 1.4 million shares of Cypress common stock valued at $28.2 million, options for 0.2 million shares of Cypress common stock valued at $4.0 million, an existing $1.3 million cash advance and direct acquisition costs of $0.5 million for legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

        ----------------------------------------------------------------
        (In thousands)
        ----------------------------------------------------------------
        Fair value of tangible assets and liabilities        $      (181)
        In-process research and development                        6,450
        Current technology                                         2,800
        Assembled workforce and non-compete agreements             2,650
        Deferred tax liability                                    (2,180)
        Deferred stock compensation                                1,793
        Goodwill                                                  22,634
        ----------------------------------------------------------------
             Total                                           $    33,966
        ================================================================

        The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from three to six years.

ACQUISITION OF INTERNATIONAL MICROCIRCUITS, INC.

        On February 23, 2001, Cypress completed its acquisition of International Microcircuits Inc. ("IMI"), a company specializing in timing technology integrated circuits. IMI is a part of the Non-memory business segment and the Computation and Consumer market segment. IMI's product portfolio includes programmable clocks, clock distribution products, electromagnetic interference suppression devices, and application-specific products. The acquisition was accounted for using the purchase method of accounting pursuant to APB 16. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in Cypress's consolidated balance sheet as of February 23, 2001, the effective date of the purchase. The results of operations are included in Cypress's consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of Cypress and IMI.

        Cypress acquired IMI for total consideration of $150.3 million, including $111.2 million in cash, options for 1.3 million shares of Cypress common stock valued at $32.8 million, notes payable to IMI shareholders of $3.3 million, and direct acquisition costs of $3.0 million for investment banking, legal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

        ----------------------------------------------------------------
        (In thousands)
        ----------------------------------------------------------------
        Fair value of tangible assets                        $    14,847
        Fair value of liabilities assumed                        (11,517)
        In-process research and development                        4,850
        Current technology                                        14,700
        Assembled workforce and non-compete agreements             7,450
        Other intangibles                                          7,550
        Deferred tax liability                                   (11,880)
        Deferred stock compensation                               19,087
        Goodwill                                                 105,179
        ----------------------------------------------------------------
             Total                                           $   150,266
        ================================================================

        The amounts allocated to intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from three to five years.

VALUATION METHODOLOGY

        The valuation method used to value in-process technology is a form of discounted cash flow method commonly known as the "percentage of completion" approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 27% for IMI, 30% for HiBand, 25% for ScanLogic, 30% for Lara, 29% for ISD, 30% for Silicon Packets and 45% for SunPower (see Note 2). Cypress believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 10% to 90% for IMI, 5% to 75% for HiBand, 28% to 79% for ScanLogic, 1% to 89% for Lara, 10% to 70% for ISD, 9% to 87% for Silicon Packets and 77% for SunPower. Schedules were based on management's estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. In-process research and development relating to the SunPower, IMI, ScanLogic, and ISD acquisitions, resulted in the completed development of products. In-process research and development projects relating to the Hiband and Silicon Packets acquisitions, were terminated before completion.

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

        Development of in-process technology remains a substantial risk to Cypress due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared by management or an independent appraisal firm, based on input from Cypress and the acquired companies' management, using valuation methods that are recognized by the United States SEC staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in the appraiser's valuation model and require Cypress to revise the amount allocated to in-process research and development or other intangible assets.

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

                                                       Year Ended
        ==================================================================
         (In thousands, except per share     December 30,     December 31,
          amounts)                              2001              2000
        ------------------------------------------------------------------

         Total revenue                       $    842,634     $  1,402,617
         Net income (loss)                   $   (478,647)    $    162,838

         Net income (loss) per share:
           Basic                             $      (3.79)    $       1.35
           Diluted                           $      (3.79)    $       1.19
        ==================================================================

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

NOTE 7: RESTRUCTURING

        The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. Cypress had two active restructuring plans--one initiated in the third quarter of fiscal 2001 ("Fiscal 2001 Restructuring Plan") and the other initiated in the fourth quarter of fiscal 2002 ("Fiscal 2002 Restructuring Plan"). Cypress recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to continued changes in the semiconductor industry and in specific business conditions, Cypress took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs.

        At the end of December 28, 2003, both restructuring events had been substantially completed with reserves remaining only for leases and employee benefits. The reserves will decrease over time as Cypress makes lease payments and payments for employee benefits, which will be paid through the second quarter of fiscal 2004.

FISCAL 2002 RESTRUCTURING PLAN:

        On October 17, 2002, Cypress announced a restructuring plan that included the resizing of Cypress's manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative. In the fourth quarter of fiscal 2002 ("Q4 2002"), Cypress recorded a charge of $45.4 million which consisted of $36.0 million related to equipment removed from service and held for sale, $8.2 million for workforce reductions for approximately 380 employees, including severance and benefits costs, and $1.2 million for leased facilities. At December 28, 2003, all equipment had been disposed, scrapped or placed back in service. The majority of the workforce reduction affected the United States, with some reductions in Europe and the Philippines and sales offices that were closed in Europe and the United States. As of the end of the second quarter of fiscal 2003 ("Q2 2003"), all of these employees had left Cypress.

        A restructuring charge of $3.4 million was recorded in the first quarter of fiscal 2003 for additional opportunities identified as part of the personnel portion of the Fiscal 2002 Restructuring Plan. The charge relates to the severance and related employee benefit costs for the termination of approximately 150 additional employees, the majority of who were located in the United States at Cypress's facilities in San Jose, Texas and Minnesota. As of the end of Q2 2003, all of these employees had left Cypress.

        In Q2 2003, Cypress placed back into service certain of the equipment previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus Cypress's initial assumptions at the time of the restructuring in Q4 2002. When the assets were put back into service, they were recorded at the lower of their fair value or original net book value less depreciation for the period they were held for sale in accordance with SFAS 144 and the related impairment reserve of $3.2 million was reversed. This resulted in an excess recovery of the reserves initially established for these assets. This amount was not material.

        A net restructuring charge of $2.5 million was recorded in the third quarter of fiscal 2003 ("Q3 2003"). This charge consisted of $2.4 million for additional opportunities identified as part of the personnel and leased facility portion of the Fiscal 2002 Restructuring Plan, in addition to a net $0.1 million charge for additional costs resulting from prior quarters change in estimate. Of the $2.4 million charge for additional opportunities identified, the personnel portion of the charge relates to severance and related employee benefit costs for the termination of approximately 62 additional employees, the majority of who were located in the United States at Cypress's facilities in San Jose, and Europe. As of the end of Q3 2003, all of these employees had left Cypress. The net leased facility charge of $0.8 million consisted of $0.9 million resulting from the cessation of use of Cypress's U.K. Design Center facility offset by $0.1 million reversal of a Q4 2002 restructuring charge for the U.K. sales facility that was vacated in Q4 2002. The termination of employees in the U.K. resulted in the need for a smaller facility and the U.K. sales facility was accordingly put back into use.

        In Q3 2003, Cypress placed back into service assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from an increase in customer unit demand forecast, versus Cypress's initial assumptions at the time of the restructuring in Q4 2002, which resulted in a credit of $4.1 million. When the assets were put back into service, they were recorded at the lower of their fair value or original net book value less depreciation for the period they were held for sale in accordance with SFAS 144.

        In the fourth quarter of fiscal 2003 ("Q4 2003"), Cypress finalized the disposition of all remaining assets under the Fiscal 2002 Restructuring Plan and recorded a credit of $1.7 million associated with the release of prior reserves. Cypress also placed back into service equipment needed for increased production, which resulted in a credit of $7.2 million. When the assets were put back into service, they were recorded at the lower of their fair value or original net book value less depreciation for the period they were held for sale in accordance with SFAS 144.

        The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2002 Restructuring Plan:

                                                PROPERTY, PLANT        LEASED
        (In thousands)                              & EQUIPMENT    FACILITIES     PERSONNEL         TOTAL
        -------------------------------------------------------------------------------------------------
        Q4 2002 Provision                            $   35,959    $    1,211    $    8,188    $   45,358
        Non-cash charges                                    (39)           --           (40)          (79)
        Cash charges                                        (50)         (524)       (5,276)       (5,850)
        -------------------------------------------------------------------------------------------------
        Balance at December 29, 2002                     35,870           687         2,872        39,429
        Q1 2003 Provision                                    --            --         3,360         3,360
        Non-cash charges                                 (2,413)           --            --        (2,413)
        Cash charges                                        (98)           (2)       (2,263)       (2,363)
        -------------------------------------------------------------------------------------------------
        Balance at March 30, 2003                        33,359           685         3,969        38,013
        Non-cash charges                                 (3,161)           --            --        (3,161)
        Cash charges                                       (225)          (51)       (3,224)       (3,500)
        Assets placed back into service                  (3,191)           --            --        (3,191)
        -------------------------------------------------------------------------------------------------
        Balance at June 29, 2003                         26,782           634           745        28,161
        Q3 2003 Provision                                    --           788         1,752         2,540
        Non-cash charges                                 (2,740)          113            --        (2,627)
        Cash charges                                       (137)         (123)         (688)         (948)
        Assets placed back into service                  (4,138)           --            --        (4,138)
        -------------------------------------------------------------------------------------------------
        Balance at September 28, 2003                    19,767         1,412         1,809        22,988
        Q4 2003 Provision (benefit)                      (1,271)         (223)         (194)       (1,688)
        Non-cash charges                                (10,892)           --            --       (10,892)
        Cash charges                                       (389)          (62)       (1,063)       (1,514)
        Assets placed back into service                  (7,215)            1             2        (7,212)
        -------------------------------------------------------------------------------------------------
        Balance at December 28, 2003                 $       --    $    1,128    $      554    $    1,682
        -------------------------------------------------------------------------------------------------

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

        In connection with the July 16, 2001 announcement, in Q3 2001, Cypress removed from service and held for sale equipment with a net book value of $116.9 million, resulting in a charge of $113.4 million. Cypress has actively marketed the equipment. Through Q4 2003, Cypress has disposed of equipment with a net book value of $74.0 million. In the second quarter of fiscal 2002 ("Q2 2002") and the third quarter of fiscal 2002 ("Q3 2002"), Cypress placed back into service certain of these assets previously recorded as held for sale. The assets were needed to meet increased production requirements resulting from a substantial increase in unit demand versus Cypress's initial assumptions at the time of the restructuring in Q3 2001. When the assets were put back into service, they were written up to their prior cost basis (an adjustment of $13.2 million and $9.6 million in Q2 2002 and Q3 2002, respectively), reduced for depreciation expense that would have been recorded during the period the asset was removed from service (an adjustment of $2.9 million and $2.6 million in Q2 2002 and Q3 2002, respectively), as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). The net effect of the restructuring adjustment was a credit to the Restructuring line on the consolidated statement of operations of $10.3 million and $7.0 million in Q2 2002 and Q3 2002, respectively. In the first quarter of fiscal 2002 ("Q1 2002"), Cypress also sold and then leased back certain other pieces of equipment classified as held for sale. The proceeds from the sales of the assets approximated their net carrying values. In Q1 2002, Cypress recorded an additional charge of $1.6 million for additional cost reductions identified as part of the personnel portion of the Fiscal 2001 Restructuring Plan. The charge related to severance and related employee benefit costs for the termination of employees, the majority of whom were located in the Philippines facility.

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

        In Q3 2003, Cypress held a bid sale on the remaining equipment held for sale under the Fiscal 2001 Restructuring Plan. As a result, an $8.1 million credit was recorded associated with the adjustment of prior reserves. At the end of Q3 2003, all but one piece of equipment with a carrying value of $0.5 million remained unsold.

        In Q4 2003, Cypress finalized the disposition of all remaining assets under the Fiscal 2001 Restructuring Plan and recorded an additional credit of $2.1 million, consisting of an additional charge for leased facilities of $0.6 million due to a slower than anticipated turn around in the leasing market, offset by higher than anticipated proceeds on items held for sale and the final adjustment of the equipment reserves of $2.7 million. Cypress also placed back into service equipment needed for increased production, which resulted in a credit of $1.5 million.

        The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan:

                                                PROPERTY, PLANT        LEASED
        (In thousands)                              & EQUIPMENT    FACILITIES     PERSONNEL         TOTAL
        -------------------------------------------------------------------------------------------------
        Initial provision in September 30, 2001      $  113,350    $    4,079    $   14,684    $  132,113
        Non-cash charges                                 (5,145)           --        (8,970)      (14,115)
        Cash charges                                       (380)          (53)       (3,836)       (4,269)
        -------------------------------------------------------------------------------------------------
        Balance at September 30, 2001                   107,825         4,026         1,878       113,729
        Non-cash charges                                 (2,124)           --           (86)       (2,210)
        Cash charges                                     (1,239)         (160)         (407)       (1,806)
        -------------------------------------------------------------------------------------------------
        Balance at December 30, 2001                    104,462         3,866         1,385       109,713
        Provision                                            --            --         1,595         1,595
        Non-cash charges                                 (5,096)           --            --        (5,096)
        Cash charges                                       (147)         (375)       (1,581)       (2,103)
        -------------------------------------------------------------------------------------------------
        Balance at March 31, 2002                        99,219         3,491         1,399       104,109
        Cash charges                                       (151)         (503)         (553)       (1,207)
        Assets placed back into service                 (13,217)           --            --       (13,217)
        -------------------------------------------------------------------------------------------------
        Balance at June 30, 2002                         85,851         2,988           846        89,685
        Provision                                         3,378         2,761         3,251         9,390
        Non-cash charges                                (12,316)           --          (924)      (13,240)
        Cash charges                                       (484)         (502)       (1,039)       (2,025)
        Assets placed back into service                  (9,545)           --            --        (9,545)
        -------------------------------------------------------------------------------------------------
        Balance at September 29, 2002                    66,884         5,247         2,134        74,265
        Provision (benefit)                                  --            --          (701)         (701)
        Non-cash charges                                (12,786)           --            --       (12,786)
        Cash charges                                       (419)         (582)         (799)       (1,800)
        -------------------------------------------------------------------------------------------------
        Balance at December 29, 2002                     53,679         4,665           634        58,978
        Non-cash charges                                (16,046)           --            --       (16,046)
        Cash charges                                       (862)         (674)         (540)       (2,076)
        -------------------------------------------------------------------------------------------------
        Balance at March 30, 2003                        36,771         3,991            94        40,856
        Non-cash charges                                 (1,206)           --            --        (1,206)
        Cash charges                                       (471)         (739)         (115)       (1,325)
        Assets placed back into service                     (64)           --            21           (43)
        -------------------------------------------------------------------------------------------------
        Balance at June 29, 2003                         35,030         3,252            --        38,282
        Provision (benefit)                              (8,063)           --            --        (8,063)
        Non-cash charges                                (10,915)           --            --       (10,915)
        Cash charges                                        (74)         (520)           --          (594)
        -------------------------------------------------------------------------------------------------
        Balance at September 28, 2003                    15,978         2,732            --        18,710
        Provision (benefit)                              (2,696)          645            --        (2,051)
        Non-cash charges                                (11,549)           --            --       (11,549)
        Cash charges                                       (233)         (631)           --          (864)
        Assets placed back into service                  (1,500)           --            --        (1,500)
        -------------------------------------------------------------------------------------------------
        Balance at December 28, 2003                 $       --    $    2,746    $       --    $    2,746
        -------------------------------------------------------------------------------------------------

NOTE 8: PROVISIONS FOR INVENTORY

        During the quarter ended September 30, 2001, Cypress recorded a provision of $93.1 million to cost of sales for excess inventory and related purchase commitments, which Cypress did not expect to sell. The excess was a result of the continuing decline in revenue, greater uncertainty with respect to the timing of the recovery, which then appeared later than previously anticipated and the slower rate of expected recovery. During the fiscal year 2003, Cypress realized revenue on the sale of a portion of the inventory for which the 2001 provision was taken. The sale of this previously reserved inventory improved fiscal 2003, fiscal 2002 and fiscal 2001 gross margins by $15.3 million, $20.3 million and $0.0 million, respectively.

NOTE 9:  ACQUISITION AND OTHER COSTS

                                                      Year Ended
    ===========================================================================
                                       December 28,  December 29,  December 30,
    (In thousands)                         2003          2002          2001
    ---------------------------------------------------------------------------
    Amortization of intangibles         $   37,648    $   41,945    $    39,730
    Impairment of intangibles                   --        20,303         36,848
    Amortization of goodwill                    --            --         32,895
    Impairment of goodwill                      --        14,409         29,062
    In-process research and
     development charge                         --         2,166         22,718
    Other charges (credits)                 (3,433)        6,053             --
    ---------------------------------------------------------------------------
    Total acquisition and other costs   $   34,215    $   84,876        161,253
    ===========================================================================

        Amortization of intangibles in fiscal 2003 relate to acquisitions made prior to 2003.

        During fiscal 2002, Cypress acquired Sahasra and made an equity investment in SunPower. In-process research and development charges and amortization of intangibles in fiscal 2002 relate to current and prior acquisitions.

        The amortization of intangibles decreased in fiscal 2003 versus fiscal 2002 due mainly to a $20.3 million impairment of Silicon Light Machines ("SLM") intangibles at the end of 2002. The SLM impairment charge for fiscal 2002 was precipitated by further changes in SLM's business plan that was completed in the fourth quarter of fiscal 2002. The amortization of intangibles increased in fiscal 2002 versus fiscal 2001 due to the acquisition of Sahasra and the full year effect of the amortization of intangibles from the IMI, Lara, Silicon Packets, ISD and ScanLogic acquisitions, all companies acquired in 2001. The SLM impairment charge for fiscal 2001 of $36.8 million was precipitated by a severe economic downturn in the optical market in which SLM participates. As a result, Cypress reviewed SLM's long-lived assets, in accordance with SFAS 121, for impairment and recognized in fiscal 2001 an impairment loss of $36.8 million for existing technology impairment, representing the amount by which the carrying value of the acquired existing technology exceeded the estimated future cash flows of SLM.

        In fiscal 2001, amortization of goodwill relates largely to Cypress's acquisitions of Lara, ISD, ScanLogic, HiBand, IMI, SLM and Silicon Packets. In accordance with SFAS 142, Cypress ceased amortizing goodwill at the end of fiscal 2001 and has not amortized goodwill for acquisitions subsequent to June 30, 2001.

        In fiscal 2002, Cypress also recorded a goodwill impairment charge of $14.4 million related to SLM in accordance with its annual impairment review under SFAS 142. In fiscal 2001, Cypress recorded a goodwill impairment charge of $29.1 million in accordance with SFAS 121 as a result of the severe downturn in the optical market discussed above. The goodwill impairment charge recorded represented the excess of the pro rata share of goodwill over the future estimated cash flows of SLM.

        The in-process research and development charges for fiscal 2002 relate to Cypress's equity method investment in SunPower. In-process research and development charges during fiscal 2001 relate to the acquisitions of IMI, HiBand, ScanLogic, Lara, ISD and Silicon Packets, which were completed during fiscal 2001.

        Other credits recorded during fiscal 2003 relates to the reversal of accruals that were originally established in connection with potential penalties Cypress could incur as a result of its decision not to construct a second fabrication facility in its Texas location. Other charges of $6.1 million were recorded during fiscal 2002 for obsolete design software that is no longer being used.

NOTE 10: EQUITY

OPTION CONTRACTS

        At December 28, 2003, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, that were originally entered into in 2001, which is classified in stockholders' equity in the accompanying consolidated balance sheet. The contracts require physical settlement and were extended in January 2004 to February 2004. Upon expiration of the options, if Cypress's stock price is above the threshold price of $21.00 per share, Cypress will receive a settlement value totaling $30.3 million in cash. If Cypress's stock price is below the threshold price of $21.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. As a result of extending the equity options, Cypress received cash of $0.7 million, $1.6 million and $13.9 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

        In conjunction with Cypress's offering in June 2003 of its 1.25% convertible subordinated notes due June 15, 2008 (the "1.25% Notes"), Cypress purchased a call spread option on Cypress's common stock ("Call Spread Option") maturing on July 15, 2004 for $49.3 million. The Call Spread Option, including fees and costs, has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The Call Spread Option covers 32.0 million shares of Cypress common stock. The Call Spread Option is designed to mitigate dilution from conversion of the 1.25% Notes in the event that the 1.25% Notes are converted to common stock and the market price per share of Cypress's common stock upon exercise of the Call Spread Option is greater than $15.00 per share and is less than or equal to $24.50 per share. The Call Spread Option may be settled at Cypress's election, in either net shares or in cash. Settlement of the Call Spread Option in net shares on the expiration date would result in Cypress receiving a number of shares, not to exceed 12.4 million of Cypress's common stock with a value equal to the amount otherwise receivable on cash settlement. The amount receivable on cash settlement will be determined based upon a twenty-day averaging period beginning on July 1, 2004. Should there be an early unwind of the Call Spread Option, the amount of cash or net shares potentially received by Cypress will be dependent upon the then existing overall market conditions, on Cypress's stock price, the volatility of Cypress's stock and the amount of time remaining on the Call Spread Option.

        In fiscal 2001 and 2000, the Board of Directors of Cypress authorized the repurchase of 15 million shares of Cypress's outstanding common stock and the sale of put options of up to 2.5 million shares. In fiscal 2001, Cypress sold put warrants through private placements for which Cypress received $10.6 million. In fiscal 2002, Cypress sold put warrants through private placements for which Cypress received $0.2 million. The put options expired in April 2002. The put option purchases were recorded in stockholders equity.

DEFERRED STOCK-BASED COMPENSATION

        Cypress records provisions for deferred stock compensation related to acquisitions. There was no such provision recorded in fiscal 2003. Deferred stock compensation expense is amortized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years. Deferred stock compensation expense, included in Cost of revenues, Selling, general and administrative expense and Research and development expense in the consolidated statements of operations, totaled approximately $10.2 million, $32.5 million and $33.2 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Deferred compensation expense is lower in fiscal 2003 compared to fiscal 2002 as a result of employee terminations and accelerated amortization in accordance with FIN 28.

        The following table presents details of the deferred stock compensation expense:

                                                    Year Ended
  ===========================================================================
                                      December 28,  December 29,  December 30,
  (In thousands)                          2003          2002          2001
  ---------------------------------------------------------------------------
  Cost of revenues                     $      506    $    1,509    $    4,534
  Selling, general and administrative         440         3,811        11,035
  Research and development                  9,228        27,137        17,593
  ---------------------------------------------------------------------------
  Total deferred stock compensation
   expense                             $   10,174    $   32,457    $   33,162
  ===========================================================================

NOTE 11: DEBT AND OTHER LONG-TERM LIABILITIES

CONVERTIBLE SUBORDINATED NOTES

  ================================================================
                                         December 28,  December 29,
  (In thousands)                             2003          2002
  ----------------------------------------------------------------
  1.25% convertible subordinated notes    $  600,000    $       --
  3.75% convertible subordinated notes        68,652       185,900
  4.00% convertible subordinated notes            --       283,000
  ----------------------------------------------------------------
       Total convertible
        subordinated notes                $  668,652    $  468,900
  ================================================================

        During the second quarter of fiscal 2003, Cypress issued $600.0 million in principal amount of its 1.25% Notes with interest payable on June 15 and December 15 beginning December 15, 2003. Each note, which may be converted at anytime by the holders prior to maturity, is convertible into 55.172 shares of Cypress stock, subject to certain adjustments, plus a cash payment of $300.00. Cypress, at its option, may satisfy the $300.00 cash payment by issuing common stock if the then current stock price exceeds $11.65. The 1.25% Notes are callable at anytime on or after June 20, 2006. At anytime prior to maturity, Cypress may, at its option, elect to terminate the holders' conversion rights if the closing price of Cypress's common stock exceeds $21.75 (subject to certain adjustments) for 20 days out of a 30 consecutive trading day period. If Cypress issues a notice of termination of conversion rights prior to June 20, 2006, Cypress will pay additional interest in an amount equal to three years of interest, less any interest actually paid prior to the conversion date, to holders who convert their 1.25% Notes. Had Cypress been allowed to terminate and had terminated the conversion rights at December 28, 2003, and all holders converted their 1.25% Notes, Cypress would have been required to pay $18.8 million additional interest plus either $180.0 million of cash or $189.5 million in value of Cypress equivalent shares to satisfy the $300.00 cash payment.

        As of the end of the third quarter of fiscal 2003, of the $600.0 million of 1.25% Note proceeds, Cypress had used approximately $400.2 million to retire its 4.0% convertible subordinated notes (the "4.0% Notes") and to repurchase portions of its 3.75% convertible subordinated notes (the "3.75% Notes"), $95.3 million to repurchase 9.3 million shares of Cypress common stock, $49.3 million to purchase the Call Spread Option and $18.5 million for transaction costs. The Call Spread Option was recorded in stockholders' equity.

        Outstanding at December 28, 2003, were $68.7 million of 3.75% Notes and $600.0 million of the 1.25% Notes, all classified as long-term debt. The 3.75% Notes are due in 2005. The notes outstanding at December 28, 2003 are convertible into approximately 1.1 million shares of common stock and are callable by Cypress at any time prior to maturity. In fiscal 2003, Cypress recorded losses of $7.5 million related to the redemption of an aggregate of $400.2 million in principal amount of the 4.0% Notes and 3.75% Notes, consisting of premiums paid and the write-off of a proportionate share of the related issuance costs.

        On June 30, 2003, Cypress filed a resale shelf registration statement on Form S-3 for the registration of the 1.25% Notes and the shares of Cypress common stock underlying the 1.25% Notes, which was declared effective by the Securities and Exchange Commission on September 10, 2003.

OTHER LONG-TERM LIABILITIES

      ========================================================================
                                                    December 28,  December 29,
      (In thousands)                                    2003          2002
      ------------------------------------------------------------------------
      Collateralized debt instruments               $    20,675   $     4,212
       Lease guarantee (See synthetic lease
       Note 19)                                           2,000            --
      Notes payable to minority shareholders
       of SunPower                                        1,950            --
      Customer advances                                  25,081        55,936
      Other long-term liabilities                           116           975
      Less: current portion of collateralized
       debt instruments                                  (7,017)       (4,212)
      Less: current portion of customer
       advances                                         (25,081)       (3,950)
      ------------------------------------------------------------------------
             Total other long-term liabilities      $    17,724   $    52,961
      ========================================================================

COLLATERALIZED DEBT INSTRUMENTS

        During the first quarter of fiscal 2003, Cypress entered into long-term loan agreements with two lenders with an aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at Cypress's U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to a minimum cash financial covenant. As of the end of December 28, 2003, the aggregate principal outstanding was $20.7 million and Cypress was in compliance with the financial covenant.

        Maturities related to the 1.25% Notes, 3.75% Notes and the collateralized debt instruments over the next 5 years are as follows:

      -------------------------------------------------------------
                        Convertible      Collateralized
      (In thousands)       debt               debt          Total
      -------------------------------------------------------------
      2004               $      --          $   7,017     $   7,017
      2005                  68,652              7,293        75,945
      2006                      --              4,977         4,977
      2007                      --              1,388         1,388
      2008                 600,000                 --       600,000
      -------------------------------------------------------------
      Total              $ 668,652          $  20,675     $ 689,327
      -------------------------------------------------------------

LINE OF CREDIT

        In September 2003, Cypress entered into a $50.0 million twenty-four month revolving line of credit with Silicon Valley Bank. As of the end of December 28, 2003, there was no amount outstanding under the line of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 175 basis points at Cypress's election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respects to tangible net worth and a quick ratio. Cypress obligations under the line of credit are guaranteed and secured by the stock of certain of its subsidiaries. Cypress intends to use the line of credit on an as needed basis to fund working capital and capital expenditures including Cypress's obligations under the SunPower agreements.

CUSTOMER ADVANCES

        As of December 28, 2003, Cypress has recorded $25.1 million in customer advances, all of which is recorded in Other current liabilities. The customer advance is related to a financing and supply agreement into which Cypress entered with a specific customer in October 2000. The agreement called for the customer to provide funding to Cypress for the purpose of purchasing equipment and increasing fabrication capacity in order to supply product at future dates according to the supply agreement. The customer maintains a security interest in the equipment purchased. The supply agreement calls for Cypress to make available to the customer a minimum quantity of wafers each year. Cypress expects to be able to satisfy its minimum supply requirements under this agreement.

NOTE 12: FOREIGN CURRENCY DERIVATIVES

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

        On January 1, 2001, Cypress adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires that all derivatives be recorded at fair value. The adoption of SFAS 133 did not have a material effect on Cypress's financial condition or results of operations. Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources.

        Under SFAS 133, Cypress accounts for its unrealized hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in Other comprehensive income in stockholders' equity. Changes in the fair value of the effective portion of hedge contracts are recognized in Other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value is immediately recognized in operations. There were no open Euro forward contracts as of December 28, 2003. Ineffective amounts are recorded in Other income and (expense), net and totaled $0.8 million, $1.0 million and $0.3 million for the fiscal year 2003, fiscal 2002 and fiscal 2001, respectively.

        Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income. Transaction losses and gains on the underlying balances being hedged substantially offset the gains and losses on these contracts. As of December 28, 2003, Cypress held forward contracts with an aggregate notional value of $2.1 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate foreign exchange gains and (losses) on these hedging transactions and foreign currency remeasurement gains and (losses) of $0.5 million, $0.9 million and $0.3 million are included in Other income and (expense), net during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income, net of tax, were as follows:

  ---------------------------------------------------------------------------
                                                 December 28,    December 29,
  (In thousands)                                     2003            2002
  ---------------------------------------------------------------------------
  Accumulated net unrealized gain on
   available for sale investments (net of
   taxes of $465 in 2003 and $1,126 in 2002)      $     335        $  1,033
  Accumulated net unrealized gain on
   derivatives (net of taxes of $142 in 2003
   and $895 in 2002)                                  1,058           1,343
  ---------------------------------------------------------------------------
  Total accumulated other comprehensive income    $   1,393        $  2,376
  ---------------------------------------------------------------------------

        Comprehensive income is defined as the change in equity during a period from non-owner sources. Cypress's comprehensive income is comprised of net income and unrealized gains and losses (net of taxes) on investments classified as available-for-sale, and the effective portion of gains and losses on cash flow hedges. We estimate that we will realize a gain of approximately $0.4 million in fiscal 2004 relating to the Accumulated net unrealized gain on derivatives that exists at the end of fiscal 2003. Comprehensive Income is shown in the Consolidated Statements of Stockholders Equity.

NOTE 14: EMPLOYEE STOCK PURCHASE ASSISTANCE PLAN

        On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (the "Plan"). The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. Each loan was evidenced by a full recourse, promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan ("Collateral Stock"). If a participant sells the Collateral Stock, the proceeds of the sale are applied first to repay the interest, then the principal on the loan(s) before any proceeds are received by the Plan participant. The loans are currently callable and bear interest at a minimum rate of 4.0% compounded annually, except for loans to executive officers whose loans bear interest at the rate of 5.0% per annum, compounded annually. As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense of $4.2 million in fiscal 2003 and $3.9 million in fiscal 2002 to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at December 28, 2003 totaled $7.3 million. As of December 28, 2003, loans (including accrued interest) outstanding under the plan net of loss reserve were $64.3 million, as compared to the year-end 2002 balance of $90.6 million. This amount is classified on the consolidated balance sheet within other current assets. Cypress has established the loss reserve with a charge to operating expenses for estimated uncollectible balances. In calculating this loss reserve, management has considered a methodology utilized by an independent party to estimate the fair value of these employee and former employee loans and the underlying collateral. To date, there have been immaterial write-offs. At December 28, 2003 and December 29, 2002, the reserve was $16.2 million and $16.0 million, respectively. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans.

        The plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. In October 2003, Cypress announced a program aimed to minimize losses resulting from these employee loans. Under this program, either a sell limit order or a stop loss order is placed on the Collateral Stock once the common stock price exceeds the employee's break-even point. If the common stock price declines to the stop loss price, the Collateral Stock will be sold and the proceeds utilized to repay the employee's outstanding loan to Cypress.

NOTE 15: EARNINGS (LOSS) PER SHARE

        As we were in a net loss position in fiscal 2003, fiscal 2002 and fiscal 2001, there is no difference between our basic and diluted earnings per share amounts.

        For the year's ended December 28, 2003, December 29, 2002, and December 30, 2001, options outstanding to purchase 43.8 million shares, 42.4 million shares and 36.9 million shares, respectively, of common stock were outstanding, but were excluded from the computation of diluted EPS, as their effect was anti-dilutive. Convertible notes outstanding at December 28, 2003, December 29, 2002, and December 30, 2001, were convertible to 34,200,789 shares, 9,091,036 shares, 9,871,000 shares, respectively, of common stock but were also excluded from diluted EPS, as their effect was anti-dilutive.

NOTE 16: INTEREST EXPENSE, INTEREST INCOME, AND OTHER INCOME (EXPENSE), NET

       (In thousands)                     2003       2002       2001
       ---------------------------------------------------------------
       Interest expense                 $ 15,613   $ 19,197   $ 22,398
       ===============================================================

        In fiscal 2003, fiscal 2002 and fiscal 2001 interest expense primarily consisted of interest incurred on Cypress's 1.25% Notes, 3.75% Notes and 4.00% Notes.

       (In thousands)                     2003       2002       2001
       ---------------------------------------------------------------
       Interest income                  $ 14,936   $ 21,212   $ 48,231
       ===============================================================

        Interest income for all three fiscal years consists primarily of interest income on Cypress's cash equivalents, short- and long-term investments. Also, included in Interest income were amounts earned from employees related to the Employee Stock Purchase

Assistance Plan loans. These amounts were $3.9 million, $5.2 million and $2.1 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

                                                             Year ended
     ===================================================================================
                                             December 28,    December 29,  December 30,
     (In thousands)                              2003            2002          2001
     -----------------------------------------------------------------------------------
     Amortization of bond issuance costs      $    (3,686)    $   (2,834)    $    (3,353)
     Gain (loss) on repurchase of bonds            (7,524)         5,946           7,241
     Gain on sale of investment in NVE
      Corporation                                  17,126             --              --
     Investment impairment charges                    554        (18,992)         (8,900)
     Foreign exchange gain (loss)                     473            915             287
     Minority interest                              1,045             --              --
     Other                                         (1,516)        (1,966)          1,314
     -----------------------------------------------------------------------------------
     Other income and (expense), net          $     6,472     $  (16,931)    $    (3,411)
     ===================================================================================

        Other income and (expense), net of $6.5 million for fiscal 2003 primarily reflects our gain on sale of investment in NVE Corporation of $17.1 million offset by our loss on repurchase of our 4.0% Notes and 3.75% Notes of $(7.5) million and amortization of deferred financing costs of $(3.7) million. As at December 28, 2003, we hold warrants to purchase 400,000 shares of NVE common stock at $15.00 per share. The closing price of NVE common stock at December 28, 2003 was $50.06 per share. Other income and (expense), net of $(16.9) million for fiscal 2002 primarily reflects write-downs of $19.0 million in its investments in development stage companies and other investments, and the amortization of deferred financing costs of $2.8 million. These were partially offset by gains of $5.9 million recognized on the repurchase of our 3.75% Notes. In fiscal 2001, other income and (expense), primarily reflects an $8.9 million write-down of long-term investments and $3.3 million related to the amortization of deferred financing costs. These costs were somewhat offset by gains on the repurchase of convertible notes of $7.2 million. The gain on the repurchase of our convertible subordinated notes was previously classified as extraordinary, but has been reclassified to other income and (expense), net in accordance with SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" ("SFAS 145").

NOTE 17: COMMON STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

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

        In fiscal 1994, Cypress adopted the 1994 Stock Option Plan (a shareholder approved plan), which replaced Cypress's 1985 Incentive Stock Option Plan and the 1988 Directors Stock Option Plan with respect to future option grants. The plan expires April 2004. Under the terms of the 1994 Stock Option Plan, options may be granted to qualified employees, consultants, officers and directors of Cypress or its majority-owned subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted, under the 1994 Stock Option Plan, is equal to the fair market value of the common stock at the date of grant. The 1994 Stock Option Plan provides for an annual increase in shares available for issuance equal to 4.5% of Cypress's outstanding common stock at the end of each fiscal year plus shares repurchased during that year.

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

SHARES UNDER CYPRESS STOCK OPTION PLANS

        The following table summarizes Cypress's stock option activity and related weighted average exercise price for each category for the years ended December 28, 2003, December 29, 2002 and December 30, 2001.

       =======================================================================================================================
                                                           2003                      2002                        2001
       -----------------------------------------------------------------------------------------------------------------------
                                                              Weighted                   Weighted                   Weighted
                                                               Average                    Average                    Average
       (In thousands, except per share                        Exercise                   Exercise                   Exercise
       amounts)                                     Shares      Price          Shares      Price          Shares      Price
       -----------------------------------------------------------------------------------------------------------------------
       Options outstanding, beginning of year       42,400    $    14.07       36,946    $    15.08       24,382    $    16.93
       Options granted                              10,601         12.46        9,785         10.27       21,117         16.29
       Options exercised                            (3,395)         7.78       (1,631)         6.84       (2,412)         7.62
       Options forfeited                            (5,820)        15.51       (2,700)        17.25       (6,141)        27.80
                                                ----------                 ----------                 ----------
       Options outstanding, end of year             43,786         13.98       42,400         14.07       36,946         15.08
       Options exercisable at end of year           21,759    $    14.41       19,701    $    13.96       13,584    $    12.96
       =======================================================================================================================

        Cypress has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. During fiscal 2002 and 2001, respectively, a total of approximately 2.5 million and 2.9 million shares of Cypress's common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table. In the second quarter of fiscal 2003, the Cypress Board of Directors approved an increase of
20.0 million shares for issuance under the 1999 Plan. At December 28, 2003, 23.0 million options were available for grant.

        Significant option groups outstanding as of December 28, 2003 and the related weighted average exercise price and contractual life information, are as follows:

         ==================================================================================================
                                                   Outstanding               Exercisable
         --------------------------------------------------------------------------------------------------
                                                                                   Weighted
                                                         Weighted                   Average
                                                     Average Exercise              Exercise      Remaining
         Range of Option Exercise Prices   Shares         Price           Shares     Price      Life(years)
                                      (In thousands, except per-share amounts)
         --------------------------------------------------------------------------------------------------
          $     0.01 --  5.42               2,002    $       3.88        1,266    $      3.71        7.2
                5.43 -- 10.84              18,055            7.83        8,528           8.65        7.0
               10.85 -- 16.26               3,089           12.80        1,790          12.87        6.3
               16.27 -- 21.68              14,432           18.61        6,536          18.43        7.9
               21.69 -- 27.09               5,566           23.52        3,207          23.59        7.4
               27.10 -- 32.51                 107           30.43           83          30.31        6.2
               32.52 -- 37.93                 379           35.82          241          35.79        6.8
               37.94 -- 43.35                  67           40.84           51          40.84        6.1
               43.36 -- 48.77                  62           45.10           40          45.10        6.6
               48.78 -- 54.19                  27           49.82           17          49.86        6.4
         ==================================================================================================
         $      0.01 -- 54.19              43,786    $      13.98       21,759    $     14.41        7.3
         ==================================================================================================

EQUITY COMPENSATION PLAN INFORMATION FOR CYPRESS PLAN

        The following table summarizes information, at December 28, 2003 with respect to shares of Cypress's common stock that may be issued under Cypress's existing equity compensation plans.

    ==============================================================================================================================
    (In thousands except per share amount)
                                                                                                    NUMBER OF SECURITIES REMAINING
                                                                                                     AVAILABLE FOR FUTURE ISSUANCE
                                                   NUMBER OF SECURITIES       WEIGHTED-AVERAGE        UNDER EQUITY COMPENSATION
                                                TO BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      PLANS (EXCLUDING SECURITIES
                                                  OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS       REFLECTED IN COLUMN (a))
                     PLAN CATEGORY                          (a)                      (b)                         (c)
    ------------------------------------------------------------------------------------------------------------------------------
    Equity Compensation plans approved by
     shareholders                                                35,217            $    14.27                   5,140 (1)
    Equity compensation plans not approved
     by shareholders                                              7,253                 14.10                  22,940 (2)
    ------------------------------------------------------------------------------------------------------------------------------
    Total                                                        42,470 (3)        $    14.24                  28,080
    ==============================================================================================================================

    (1) Includes 90 thousand shares available for future issuance under Cypress's 1994 Stock Option Plan as amended, generally used for grants to all employees including officers and directors. Also, includes 5.1 million shares available under Cypress' Employee Stock Purchase Plan.

    (2) Includes shares available under Cypress's 1999 Stock Option Plan used for grants to employees other than officers and directors.

    (3) Total does not include 1.3 million shares issuable under outstanding options, with a weighted average exercise price of $5.49, originally granted under plans assumed by Cypress in connection with acquisitions.

SUBSIDIARY STOCK OPTION PLANS

        In fiscal 2001, Cypress's subsidiaries Silicon Magnetic Systems ("SMS") and SLM each adopted a stock option plan. SMS made available for grant 25 million shares under the terms of its plan. SLM made available for grant 11 million shares under the terms of its plan. The plans allow the subsidiaries to grant options to qualified employees and consultants. Options become exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant. The exercise price for options granted under the plans have been the estimated fair value of each subsidiary's common stock at the date of grant.

        SunPower has two shareholders and Board of Directors approved stock option plans, the 1988 Incentive Stock Plan (the "1988 Plan") and the 1996 Incentive Stock Plan (the "1996 Plan"). Under the terms of the plans, SunPower may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants. As of December 28, 2003, the maximum number of shares of common stock authorized for issuance under the 1988 Plan was 850,000 shares and under the 1996 Plan was 2,650,000 shares. Options become exercisable over a 5-year period and expensed over terms not exceeding 10 years from date of grant. SunPower has the right to repurchase shares sold to its employees upon the termination of employment. The repurchase price shall be the price originally paid by the employee.

        The following table summarizes SMS, SLM and SunPower stock option activity and related weighted average exercise price for each category for the year ended December 28, 2003. All exercise prices are weighted average.

           ===============================================================================================================
                                                                SMS                    SLM                 SunPower
           ---------------------------------------------------------------------------------------------------------------
                                                                   Exercise               Exercise                Exercise
           (In thousands, except per share amounts)      Shares      Price      Shares      Price       Shares      Price
           ---------------------------------------------------------------------------------------------------------------
           Options outstanding, December 31, 2000            --                     --                      --          --
           Options granted                               19,550    $  0.058      3,263    $   0.65          --          --
           Options cancelled                                 --          --         --          --          --          --
           Options exercised                                 --          --         --          --          --          --
                                                      ---------               --------
           Options outstanding, December 30, 2001        19,550       0.058      3,263        0.65          --          --

           Options granted                                8,488       0.062      4,756        0.50          --          --
           Options exercised                            (17,155)      0.058         --          --          --          --
           Options cancelled                             (3,900)      0.058     (1,295)       0.54          --          --
                                                      ---------               --------
           Options outstanding, December 29, 2002         6,983       0.059      6,724        0.56       1,002    $   0.26
           Options granted                                4,350       0.073      1,397        0.15       2,709        0.25
           Options exercised                                 --                     --          --         (41)       0.20
           Options cancelled                             (1,689)      0.068       (465)       0.53        (223)       0.28
                                                      ---------               --------                --------
           Options outstanding, December 28, 2003         9,644       0.064      7,656        0.49       3,447        0.23
           Options exercisable at December 28, 2003       2,473    $  0.059      2,585    $   0.57         736    $   0.26
           ---------------------------------------------------------------------------------------------------------------

SUBSIDIARY RESTRICTED STOCK PURCHASE PLAN

        Cypress MicroSystems, Inc. ("CMS") 1999 Stock Purchase Plan allows eligible employees of CMS, a subsidiary of Cypress, to purchase restricted CMS stock. This stock has a vesting period of five years. Of the 26,200,000 shares authorized under the plan, 23,430,248 shares were issued through fiscal 2003. The purchase price of the restricted shares has a range of $0.01 to $0.10 per share, which equals the estimated grant date fair value.

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

        In fiscal 1998, Cypress amended and re-stated its Employee Qualified Stock Purchase Plan ("ESPP"). The plan allows eligible employees of Cypress and its subsidiaries to purchase shares of Cypress common stock through payroll deductions. The ESPP consists of consecutive 24-month offering periods composed of four 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of this two-year offering period or at the last day of each 6-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limit of $25,000. Of the 18,831,041 shares authorized under the ESPP, 13,970,919 shares were issued through 2003 including 2,614,000 in fiscal 2003, 975,000 in fiscal 2002 and 801,000 in fiscal 2001. The plan provides for an annual increase in shares available for issuance equal to 1.5% of the number of outstanding Cypress common stock on the last day of the fiscal year.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

        As noted in Note 1, Cypress accounts for stock-based employee compensation using the intrinsic value method of APB 25. Cypress is required to disclose pro-forma net income (loss) under SFAS 123 and SFAS 148. The assumptions utilized for valuing Cypress's stock option plans are as follows:

                                          2003        2002         2001
        -----------------------------------------------------------------
        Expected life                  4.4 years     4 years    3.5 years
        Risk-free interest rate             2.78%       3.38%        4.40%
        Volatility                        0.7814      0.7201       0.6724
        Dividend yield                      0.00%       0.00%        0.00%

        The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 2003, fiscal 2002 and fiscal 2001 was $7.54, $6.15 and $10.38 per option, respectively. The estimated grant date fair value is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Cypress's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

        In addition, the assumptions utilized in valuing shares under Cypress's ESPP are as follows:

                                          2003        2002        2001
        ----------------------------------------------------------------
        Expected life                   6 months    6 months    6 months
        Risk-free interest rate             1.40%       2.33%       5.33%
        Volatility                        0.6086      0.5847      0.9232
        Dividend yield                      0.00%       0.00%       0.00%

        The weighted average estimated grant date fair value, as defined by SFAS 123, for rights to purchase stock under the ESPP granted in fiscal 2003, fiscal 2002 and fiscal 2001 were $2.28, $5.67 and $10.13 per share, respectively.

OTHER EMPLOYEE BENEFIT PLANS

        Cypress maintains a Section 401(k) Plan, New Product Bonus Plan, Key Employee Bonus Plan and Executive Deferred Compensation Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Cypress does not make contributions to the plan.

        Under the New Product Bonus Plan, which was adopted in fiscal 1997, all qualified employees are provided bonus payments based on Cypress attaining certain levels of new product revenue, meeting design deadlines, and attaining certain levels of profitability. In fiscal 2003, $3.3 million in bonuses paid under this plan were charged to operations. In fiscal 2002, there were no charges under this plan. In fiscal 2001 $1.0 million in bonuses paid under this plan were charged to operations.

        In fiscal 1994, a Key Employee Bonus Plan was established, which provides for bonus payments to selected employees upon achievement of certain Cypress and individual performance targets. In fiscal 2003, $4.8 million in bonus payments made under this plan were charged to operations. In fiscal 2002 and 2001, there were no charges under this plan.

        In fiscal 1995, Cypress adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. Amounts earned by the key employees are invested primarily in mutual funds and individual company stock (other than Cypress stock). During 2002 the Board of Directors approved changes to the existing plan and the creation of a new plan that includes the option for the key employees to invest their deferred compensation in Cypress stock. Cypress does not make contributions to any of the deferred compensation plans. Participant deferrals and investment gains and losses remain an asset of Cypress and are subject to claims of general creditors. The deferred compensation plan assets and liabilities are recorded on the balance sheet in Other assets and Other current liabilities, respectively.

        Cypress accounts for the Key Employee Deferred Compensation Plan in accordance with EITF 97-14. In accordance with EITF 97-14, the liability associated with the other diversified assets and the investment in the Cypress stock is being marked to market, with the offset being recorded as compensation expense to the extent there is an increase in the value or a reduction of operating expense to the extent there is a decrease in the value. The other diversified assets are marked to market with the offset being recorded as other income and expense, net. No entries are recorded for the amounts invested in the Cypress stock since this is accounted for in treasury stock.

        The net impact on the consolidated statement of operations as a result of all changes recorded for the deferred compensation plans was insignificant during fiscal 2002 and 2001. However, changes recorded for the increased market value of Cypress stock during fiscal 2003 unfavorably impacted the statement of operations by approximately $4.0 million.

        During 2003 Cypress took two actions to minimize the impact on the statement of operations as a result of changes to the market value of Cypress stock held in the deferred compensation plans. First, a restriction on the purchase of additional shares of Cypress stock by plan participants was implemented during the third quarter of 2003. Secondly, during December 2003 Cypress entered into an arrangement with a financial institution, which expires in November, 2004, wherein Cypress purchased a forward contract to hedge the impact of market changes of Cypress stock currently held by the plan. Cypress paid the financial institution $5.0 million for the right to receive in cash at the end of the contract period the fair value of 222,000 shares of Cypress stock, which approximates the share count of Cypress stock held by the participants. The forward contract is marked to market with any changes recorded as a compensation expense or benefit. The forward contract is recorded in Other current assets on the Consolidated balance sheet. The mark to market income statement impact of the forward contract will approximately offset the change in the liability to deferred compensation participants. During the fourth quarter of fiscal 2003, Cypress recorded a mark-to-market expense amount of $0.3 million related to the forward contract.

NOTE 18: INCOME TAXES

        The geographic distribution of loss and the components of the provision for income taxes are summarized below:

                                                                              Year Ended
           ----------------------------------------------------------------------------------------------
                                                               December 28,   December 29,   December 30,
           (In thousands)                                          2003           2002            2001
           ----------------------------------------------------------------------------------------------
           Geographic distribution of income (loss)
            before provision (benefit) for income taxes
             Domestic                                           $   (29,942)   $  (209,698)   $  (406,589)
             Foreign                                                 27,433        (36,562)       (30,607)
                                                                -----------------------------------------
           Loss before provision (benefit) for taxes            $    (2,509)   $  (246,260)   $  (437,196)
                                                                -----------------------------------------
           Provision (benefit) for Income Taxes
            Current tax expense (benefit):
               Federal                                          $       264    $        --    $        --
               State                                                   (201)            37            137
               Foreign                                                2,759          2,801          1,164
                                                                -----------------------------------------
             Total current                                      $     2,822    $     2,838    $     1,301
                                                                -----------------------------------------
             Deferred tax expense:
               Federal                                                   --             --        (25,652)
               State                                                     --             --         (5,433)
                                                                -----------------------------------------
             Total deferred                                              --             --        (31,085)
           ----------------------------------------------------------------------------------------------
           Total                                                $     2,822    $     2,838    $   (29,784)
           ==============================================================================================

        The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes as shown below.

           =============================================================================================
                                                                           Year Ended
           ---------------------------------------------------------------------------------------------
                                                         December 28,      December 29,     December 30,
            (In thousands)                                   2003              2002             2001
           ---------------------------------------------------------------------------------------------
           Tax at U.S. statutory rate of 35%             $     (878)       $   (86,247)      $  (142,347)
           Foreign income at other than U.S. rates           (6,748)             1,596                55
           State income taxes, net of federal benefit          (130)                37               137
           Nondeductible restructuring                           --             17,119            24,652
           Nondeductible acquisition costs and charges        4,636             21,289            34,802
           Future benefits not recognized                     5,784             48,842            52,756
           Other, net                                           158                202               161
           ---------------------------------------------------------------------------------------------
             Total                                       $    2,822        $     2,838       $   (29,784)
           =============================================================================================

        The components of deferred tax assets and liabilities at December 28, 2003 and December 29, 2002, under SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109") were as follows:

       ======================================================================
                                                   December 28,   December 29,
       (In thousands)                                  2003           2002
       ----------------------------------------------------------------------
       Deferred tax assets:
         Credits and loss carryover                 $  169,088     $  120,296
         Reserves and accruals                          77,754         98,413
         Deferred income                                 4,302          2,594
                                                    ----------     ----------
            Total deferred tax assets                  251,144        221,303
                                                    ----------     ----------
       Deferred tax liabilities:
         Depreciation                                  (62,400)       (81,370)
         Intangibles arising from acquisitions         (17,717)       (29,707)
                                                    ----------     ----------
            Total deferred tax liabilities             (80,117)      (111,077)
                                                    ----------     ----------
       Net deferred tax assets                         171,027        110,226
       Valuation allowance                            (171,027)      (110,226)
       ----------------------------------------------------------------------
       Net deferred tax assets after
        valuation allowance                         $       --     $       --
       ======================================================================

        At December 28, 2003, the net deferred tax assets of $171.0 million were fully reserved due to uncertainty of realization in accordance with the accounting procedures as established by SFAS No. 109. In compliance with SFAS No. 109, current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction.

        Deferred tax assets of approximately $21.2 million as of December 28, 2003 pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

        At December 28, 2003, Cypress had United States federal net operating loss carryovers of approximately $410.5 million, which, if not utilized, will expire from 2016 through 2023. A portion of these net operating loss carryovers relates to recent acquisitions and are subject to certain limitations under the U.S. Internal Revenue Code. Tax benefits related to pre-acquisition losses of acquired entities aggregating $18.3 million will be utilized first to reduce any associated intangibles and goodwill. In addition, Cypress had U.S. federal and state tax credit carryforwards of approximately $24.5 million, which, if not utilized, will expire in 2023.

        U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $247.9 million of undistributed earnings for certain non-U.S. subsidiaries. Cypress intends to reinvest these earnings indefinitely in operations outside the United States. It is not practicable to determine the amount of tax liability that might be payable upon remittance of such earnings. Cypress's global operations involve manufacturing, research and development, and selling activities. Cypress's operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the United States. Cypress is subject to tax holidays in the Philippines and India where it manufactures and designs certain of its products, respectively. These tax holidays are scheduled to expire at varying times within the next two and six years, respectively. Overall, Cypress expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the United States.

        The tax returns of the Company and its subsidiaries could be subject to examination by various tax authorities in the many countries in which the Company operates. As of December 28, 2003, the Company had no material audits in progress.

NOTE 19: COMMITMENTS AND CONTINGENCIES

GUARANTEES AND PRODUCT WARRANTIES

        Cypress applies the disclosure provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. As of December 28, 2003, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. Cypress maintains self-insurance for certain liabilities of its officers and directors.

INDEMNIFICATION OBLIGATIONS

        Cypress is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Cypress, under which Cypress customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by Cypress is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Cypress to challenge the other party's claims. Further, Cypress's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Cypress may have recourse against third parties for certain payments made by it under these agreements.

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

PRODUCT WARRANTIES

        Cypress estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Cypress's warranty accrual are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to Cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. As of December 28, 2003, warranty reserves were $2.14 million. Warranty costs have not historically been significant as a percentage of revenue.

        However, for products sold in the automotive sector, Cypress may face product liability claims that are disproportionately higher than the value of the products involved. These costs might include, but are not limited to, labor and other costs of replacing defective parts, lost profits and other damages. If Cypress is required to pay for damages resulting from quality or performance issues in Cypress's automotive products, Cypress's results of operations and business could be adversely affected. Cypress's revenue for products sold in the automotive sector was $9.9 million in fiscal 2003.

      =====================================================================
                                                 December 28,  December 29,
       (In thousands)                                2003          2002
      ---------------------------------------------------------------------
      Warranty Reserve:
        Beginning balance                          $   1,839    $     3,610
        Warranties paid                               (8,021)       (14,611)
        Provision for warranty reserve                 8,546         12,840
      ---------------------------------------------------------------------
           Ending balance                          $   2,364    $     1,839
      =====================================================================

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

        The aggregate gross annual rental commitments under non-cancelable operating leases (including synthetic leases), as of December 28, 2003, are as follows:

                Fiscal Year             (In thousands)
                --------------------------------------
                2004                        $   14,356
                2005                             9,909
                2006                             5,704
                2007                             4,432
                2008                             2,261
                2009 and thereafter              2,882
                --------------------------------------
                Total                       $   39,544
                ======================================

        Such rental expenses totaled approximately $15.9 million in fiscal 2003, $18.2 million in fiscal 2002 and $20.9 million in fiscal 2001. In addition, these leases require us to pay taxes, insurance, maintenance and other expenses with respect to the properties. Included in the above table are leases that we have fully reserved as part of our third quarter of fiscal 2001 and fourth quarter of fiscal 2002 restructuring events (as described in Note 7).

CONTINGENT MILESTONES AND REVENUE BASED COMPENSATION

        Contingent milestone/revenue-based compensation charges tied to continued employment related to acquisitions were $3.9 million, $11.4 million and $7.9 million, for fiscal 2003, 2002 and 2001, respectively, and are included in research and development in the consolidated statements of operations. The aggregate amount of contingent cash compensation that could be paid under all acquisition agreements assuming all milestones are met is $4.7 million as of December 28, 2003. In addition, Cypress could pay out contingent compensation in the form of Cypress stock. The maximum number of shares that Cypress can pay out under all acquisitions assuming all milestones are met is 0.3 million shares at December 28, 2003.

SYNTHETIC LEASE TRANSACTIONS

        On June 27, 2003, Cypress entered into a synthetic operating lease agreement for manufacturing and office facilities located in Minnesota and California. This transaction, which qualifies for operating lease accounting treatment, replaced the three existing synthetic leases associated with these two facilities. There was no impact to Cypress's results of operations as a result of terminating the former leases and entering into the new lease. Lease obligations related to the replaced synthetic leases, totaling $61.4 million, were extinguished with existing restricted cash collateral and a new synthetic lease obligation of $62.7 million was established as of the end of Q2 2003. The new synthetic lease requires Cypress to purchase the property or to arrange for the property to be acquired by a third party at lease expiration, which is in June 2008. If Cypress had exercised its right to purchase all the properties subject to the new synthetic lease at December 28, 2003, Cypress would have been required to make a payment and record assets totaling $62.7 million. Cypress's management believes that proceeds from the sale of properties under the new synthetic lease would equal or exceed the payment obligation and therefore no liability to Cypress currently exists. Cypress is required to maintain restricted cash or investments to serve as collateral for this lease. As of December 28, 2003, the amount of restricted cash recorded was $62.8 million and was classified within Other assets in the consolidated balance sheet. The comparable restricted cash balances at December 29, 2002 and December 30, 2001 associated with the previous synthetic lease arrangements were $62.4 million and $75.0 million, respectively; and the balances were also classified on the balance sheet as a non-current asset.

        As of December 28, 2003, Cypress was in compliance with the financial covenant required by the new lessor. As of December 28, 2003, the maximum potential exposure to residual value guarantees was approximately $54.5 million and Cypress does not expect to have a loss on such guarantees.

        In accordance with FIN 45, Cypress determined that the fair value associated with the residual value guarantee imbedded in the synthetic operating lease was $2.0 million, an amount that is recorded in Other assets and Other long-term liabilities at December 28, 2003.

        The synthetic lease agreements require periodic payments that vary based on the London Interbank Offered Rate ("LIBOR"), plus a spread. The total amount of such payments (which reflect payments under our existing synthetic lease and prior synthetic leases which have been terminated) were $1.7 million, $2.2 million and $3.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. All synthetic leases require Cypress to acquire the property for the lease balance or to arrange for the property to be acquired by a third party at lease expiration.

        If Cypress does not purchase the properties subject to the synthetic leases on the lease termination date (including any acceleration of such date due to a default) and the property is sold to a third party at a price below lessor's cost, then Cypress is liable for such shortfall in an aggregate amount of up to $54.5 million as of December 28, 2003. Based on management's estimate of the fair value of the properties, no liability was required to be recorded at December 28, 2003.

LITIGATION AND ASSERTED CLAIMS

        In January 2002, Cypress was contacted by Syndia Corporation ("Syndia"), which alleged that Cypress infringed two patents on which Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. In Q1 2003, Cypress was informed that the United States Patent and Trademark Office is reexamining these two patents. In Q4 2003, Cypress was informed that one of the two patents (U.S. Patent No. 4,702,808) had completed reexamination and many of the original claims, as well as some new and amended claims, have been allowed. Furthermore, Cypress was informed in Q2 2003 that Syndia had been sued by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in the United States District Court of the Northern District of California, in a declaratory judgment action alleging these two Syndia patents are invalid, unenforceable and not infringed. Cypress has been informed that this case has settled and the terms of the settlement are confidential. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

        In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson's estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada on the same 14 patents. On January 23, 2004, the Nevada court held in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. We are in the process of determining the next steps in this litigation based on the Nevada ruling. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson's alleged fraud in obtaining the four non-stayed patents was held on February 4, 2003. In Q4 2003, the Judge's ruling on the trial was issued, ruling that none of the four patents was unenforceable due to fraud. The case is proceeding in the "claim construction" (i.e. patent claim interpretation) phase on the four non-stayed patents, and the date for conclusion of the claim construction briefing is expected to be in Q1 or Q2 2004. After the claim construction briefing has concluded, the judge may request a claim construction hearing or may take the matter under submission on the briefs. Cypress has reviewed and investigated the allegations in both Lemelson's original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

        In February 2002, Cypress was contacted by an attorney representing Mr. Peng Tan, alleging that Cypress infringed a patent owned by Mr. Tan. Cypress was informed in the second quarter of fiscal 2003 that Mr. Tan was sued by Ramtron International Corporation in the United States District Court of the District of Colorado, in a declaratory judgment action alleging that Mr. Tan's patent is invalid and not infringed. Cypress has reviewed and investigated Mr. Tan's allegations. Cypress believes it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Mr. Tan sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

        Cypress is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including those noted above. Cypress currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Cypress's financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

PURCHASE COMMITMENT

        At December 28, 2003, Cypress had purchase commitments aggregating $129.6 million, principally for manufacturing equipment, facilities and bulk gas and nitrogen. These commitments relate to purchases to be made in fiscal 2004 of $60.6 million and the remainder is committed through fiscal 2009.

NOTE 20: SEGMENT INFORMATION

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

        In October 2000, Cypress announced the formation of new divisions in order to enhance its focus on communications market segments. The Wide Area Networks ("WAN") and Storage Area Networks ("SAN") divisions help to provide product definition in the networking arena. Similarly, the Wireless Terminals ("WIT") and Wireless Infrastructure ("WIN") divisions help focus Cypress's efforts in the wireless space. The Computation and Consumer market segment includes products used in computers, peripherals and other applications. Cypress periodically reviews its customer and product portfolio and makes corresponding changes to its segment data alignment as appropriate. Based on that review, during the first quarter of fiscal 2003, Cypress began disclosing its subsidiaries Silicon Light Machines, Silicon Magnetic Systems, Cypress Microsystems and SunPower Corporation as a separate segment called Cypress Subsidiaries. The prior year market segment data has been restated to conform to current presentation. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development ("R&D") spending.

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

MARKET SEGMENT NET REVENUES

           ------------------------------------------------------------------------------
           (In thousands)                              2003         2002          2001
           ------------------------------------------------------------------------------
           Wide area networks/storage area networks    $ 268,978    $ 253,205   $ 335,773
           Wireless terminals/wireless infrastructure    249,150      246,800     244,797
           Computation and consumer                      284,572      254,615     219,795
           Cypress subsidiaries                           34,056       20,126      18,827
           ------------------------------------------------------------------------------
             Total consolidated revenues               $ 836,756    $ 774,746   $ 819,192
           ------------------------------------------------------------------------------

MARKET SEGMENT INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES

        -------------------------------------------------------------------------------
        (In thousands)                                2003         2002          2001
        --------------------------------------------------------------------------------
        Wide area networks/storage area networks   $  (4,389)   $  (49,500)  $  (32,722)
        Wireless terminals/wireless
         infrastructure                                9,911       (26,693)     (65,145)
        Computation and consumer                      38,390        (7,246)     (47,253)
        Cypress subsidiaries                         (24,686)      (24,778)     (21,132)
        Restructuring and acquisition costs          (27,530)     (123,127)    (293,366)
        Interest income                               14,936        21,212       48,231
        Interest expense                             (15,613)      (19,197)     (22,398)
        Other income and (expense), net                6,472       (16,931)      (3,411)
        -------------------------------------------------------------------------------
          Income (Loss) before provision for
           income taxes                            $  (2,509)   $ (246,260)  $ (437,196)
        -------------------------------------------------------------------------------

        International revenues accounted for 63% of our total revenues in fiscal 2003 compared with 57% of our total revenues in fiscal 2002 and 50% in fiscal 2001.

        No individual customer accounted for greater than 10.0% of total revenues in fiscal 2003 and fiscal 2001. Sales to Motorola, Inc accounted for 10.2% of total revenues in fiscal 2002.

        For fiscal 2003, 2002 and 2001, no individual distributor accounted for greater than 10.0% of total revenues.

BUSINESS SEGMENT INFORMATION

        Cypress's reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress's technologically advanced, eight-inch wafer production facility located in Minnesota. Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, Non-memory Products generally sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress's six-inch wafer production facility located in Texas, while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus ("USB") interfaces for personal computers to high value products such as Cypress's OC-48 Serializer/Deserializer ("SERDES") device for optical communications systems.

        The tables below set forth information about the reportable business segments for fiscal 2003, fiscal 2002 and fiscal 2001. Cypress does not allocate interest income and expense, income taxes, acquisition-related costs or restructuring charges to its segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

BUSINESS SEGMENT NET REVENUES

    =====================================================================
     (In thousands)                          2003       2002       2001
    ---------------------------------------------------------------------
     Memory                               $ 334,779  $ 303,388  $ 350,908
     Non-memory                             501,977    471,358    468,284
    ---------------------------------------------------------------------
       Total consolidated revenues        $ 836,756  $ 774,746  $ 819,192
    =====================================================================

BUSINESS SEGMENT INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES

    =====================================================================
     (In thousands)                          2003      2002       2001
    ---------------------------------------------------------------------
     Memory                               $  (8,304) $ (23,061) $ (71,503)
     Non-memory                              27,530    (85,156)   (94,749)
     Restructuring and acquisition
      costs                                 (27,530)  (123,127)  (293,366)
     Interest income                         14,936     21,212     48,231
     Interest expense                       (15,613)   (19,197)   (22,398)
     Other income and (expense), net          6,472    (16,931)    (3,411)
    ---------------------------------------------------------------------
       Income (Loss) before provision
        for income taxes                  $  (2,509) $(246,260) $(437,196)
    =====================================================================

BUSINESS SEGMENT DEPRECIATION AND AMORTIZATION

    =====================================================================
     (In thousands)                         2003        2002      2001
    ---------------------------------------------------------------------
     Memory                               $  52,401  $  56,227  $  50,162
     Non-memory                             116,653    122,069    166,134
    ---------------------------------------------------------------------
       Total consolidated depreciation
        and amortization                  $ 169,054  $ 178,296  $ 216,296
    =====================================================================

GEOGRAPHIC AREA

        Revenues are attributed to countries based on the customer location. Revenues by geographic locations were:

    =====================================================================
     (In thousands)                          2003       2002       2001
    ---------------------------------------------------------------------
     United States                        $ 305,930  $ 329,598  $ 406,692
     Europe                                 150,621    117,172    131,578
     Japan                                   88,492     90,272    105,998
     Other foreign countries                291,713    237,704    174,924
    ---------------------------------------------------------------------
       Total revenues                     $ 836,756  $ 774,746  $ 819,192
    =====================================================================

        Long-lived assets (property, plant and equipment, net) by geographic locations were:

        ==========================================================
         (In thousands)                         2003       2002
        ----------------------------------------------------------
         United States                        $ 396,737  $ 439,477
         Philippines                             43,547     52,968
         Other foreign countries                  2,603      4,121
        ----------------------------------------------------------
           Total long-lived assets            $ 442,887  $ 496,566
        ==========================================================

NOTE 21: SUBSEQUENT EVENT

        On January 6, 2004, Cypress acquired 100% of the outstanding common and preferred stock of Cascade Semiconductor Corporation ("Cascade"), a company specializing in one-transistor (1T) Pseudo-SRAM products for wireless applications, including cell phones.

        Cypress acquired Cascade for total consideration of $18.5 million in cash and stock to be paid over three years, of which approximately half is expected to be future compensation charges as some of the amounts are tied to future employment

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP
-------------------------------

San Jose, California
February 27, 2004

                            QUARTERLY FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                  --------------------------------------------------
                                                   DEC. 28,     SEP. 28,     JUN. 29,      MAR. 30,
                                                   2003(1)      2003(1)      2003(1)       2003(1)
                                                  ----------   ----------   ----------    ----------
         Revenues..............................   $  236,031   $  216,642   $  203,116    $  180,967
                                                  ==========   ==========   ==========    ==========
         Gross Margin..........................   $  120,802   $  105,143   $   96,668    $   78,394
                                                  ==========   ==========   ==========    ==========
         Net Income (loss).....................   $   23,163   $   17,267   $  (12,438)   $  (33,323)
                                                  ==========   ==========   ==========    ==========

         Basic net income (loss) per share:....   $     0.19   $     0.15   $    (0.10)   $    (0.27)
         Diluted net income (loss) per share:..   $     0.15   $     0.12   $    (0.10)   $    (0.27)

                                                                 THREE MONTHS ENDED
                                                  --------------------------------------------------
                                                   DEC. 29,     SEP. 29,     JUN. 30,      MAR. 31,
                                                   2002(2)      2002(2)      2002(2)       2002(2)
                                                  ----------   ----------   ----------    ----------
         Revenues..............................   $  174,449   $  205,021   $  202,121    $  193,155
                                                  ==========   ==========   ==========    ==========
         Gross Margin..........................   $   71,298   $   93,925   $   91,269    $   74,889
                                                  ==========   ==========   ==========    ==========
         Net loss..............................   $ (126,157)  $  (55,089)  $  (28,061)   $  (39,791)
                                                  ==========   ==========   ==========    ==========

         Basic and diluted net loss per share:.   $    (1.01)  $    (0.45)  $    (0.23)   $    (0.33)

         (1) Includes restructuring charges (credits) of $(4.3), $(5.5), $(0.2) and $3.3 for the December, September, June, and March fiscal 2003 quarters, respectively.

         (2) Includes restructuring charges (credits) of $44.5, $2.4, $(10.3) and $1.7 for the December, September, June, and March fiscal 2002 quarters, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Cypress's management has evaluated, under the direction and with the participation of the Cypress's Chief Executive Officer and Chief Financial Officer, the effectiveness of Cypress's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on the foregoing evaluation, Cypress's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, Cypress's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cypress in reports that Cypress files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no changes in Cypress's internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect Cypress's internal control over financial reporting.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning Cypress's directors is incorporated by reference from the information set forth in the sections entitled "Proposal One-Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in Cypress's Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Commission within 120 days after the end of Cypress's fiscal year ended December 28, 2003, except that the information required by this item concerning the executive officers of Cypress is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Registrant" at the end of Item 1, Part I of this Annual Report on Form 10-K.

        Cypress has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. Cypress has made the Code of Ethics available on its website at www.cypress.com.

        The information required by this item concerning our audit committee financial expert is incorporated by reference from the information set forth in the section titled "Board Structure and Compensation" of our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section entitled "Executive Compensation" in our Proxy Statement. The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section entitled "Compensation of Directors" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to our Proxy Statement.

        See Note 17, "Common Stock Option and Other Employee Benefit Plans," in the consolidated financial statements included in this report for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item regarding security ownership of certain beneficial owners, directors, and executive officers is incorporated by reference from the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement. Information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section "Certain Relationships and Related Transactions" in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information set forth in the sections of our Proxy Statement titled "Board Structure and Compensation", "Report of the Audit Committee" and "Ratification of Selection of Independent Auditors".

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
     Consolidated Balance Sheets at December 28, 2003 and
      December 29, 2002 ................................................     38
     Consolidated Statements of Operations for the three years ended
      December 28, 2003 ................................................     39
     Consolidated Statements of Stockholders' Equity for the three years
      ended December 28, 2003 ..........................................     40
     Consolidated Statements of Cash Flows for the three years ended
      December 28, 2003 ................................................     41
     Notes to Consolidated Financial Statements ........................     42
     Report of Independent Auditors ....................................     78

(2) FINANCIAL STATEMENT SCHEDULE

        Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

        Schedule I Condensed financial information of the registrant

        Schedule II Valuation and qualifying accounts

All other financial statements schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2004 appearing in the 2003 Annual Report to Stockholders of Cypress Semiconductor Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of financial statement Schedule II listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
-------------------------------
San Jose, California
February 27, 2004

(3) EXHIBITS

    EXHIBIT
     NUMBER                                 DESCRIPTION
    ---------     --------------------------------------------------------------
    2.1   (1)     Agreement and Plan of Reorganization dated as of
                  January 16, 2001 by and among Cypress Semiconductor
                  Corporation, Clock Acquisition Corporation, International
                  Microcircuits, Inc. and with respect to Article VII only,
                  U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers,
                  as Securityholder Agent.
    2.2   (1)     Agreement and Plan of Reorganization dated as of
                  January 26, 2001 by and among Cypress Semiconductor
                  Corporation, Hilo Acquisition Corporation, HiBand
                  Semiconductors, Inc., certain shareholders party thereto and with respect to Article VII thereof only, U.S. Bank Trust,
                  National Association, as Escrow Agent, and Rich Bowers, as
                  Securityholder Agent.
    2.3   (2)     Stock Purchase Agreement as of May 29, 2001 by and among
                  Cypress Semiconductor Corporation, ScanLogic Holding Company,
                  ScanLogic Corporation, certain shareholders party thereto,
                  U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman,
                  as Securityholder Agent.
    2.4   (3)     Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion
                  Acquisition Corporation, Lara Networks, Inc., with respect to
                  Article VII only, U.S. Bank Trust, N.A., as Escrow Agent and with respect to Articles I and VII thereof only,
                  Kenneth P. Lawler, as Securityholder Agent.
    2.5   (3)     First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor
                  Corporation, Lion Acquisition Corporation,
                  Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent,
                  and Kenneth P. Lawler, as Securityholder Agent.
    2.6   (3)     Agreement and Plan of Reorganization dated as of
                  August 19, 2001 by and among Cypress Semiconductor
                  Corporation, In-System Design, Inc., and with respect to
                  Articles VII and IX thereof only, U.S. Bank Trust, N.A., as
                  Escrow Agent, and Lynn Watson, as Securityholder Agent.
    2.7  (3)      First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor
                  Corporation, Idaho Acquisition Corporation, In-System Design,
                  Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson,
                  as Securityholder Agent.
    2.8  (4)      Agreement and Plan of Reorganization dated as of
                  November 17, 2001 by and among Cypress Semiconductor
                  Corporation, Steelers Acquisition Corporation, Silicon
                  Packets, Inc., and with respect to Article VII only, U.S. Bank
                  Trust, N.A., as Escrow Agent, and Robert C. Marshall, as
                  Securityholder Agent.
    3.1   (5)     Second Restated Certificate of Incorporation.
    3.2   (6)     Bylaws, as amended.
    4.1   (7)     Subordinated Indenture, dated as of January 15, 2000,
                  between Cypress Semiconductor Corporation and State Street
                  Bank and Trust Company of California, N.A., as Trustee.
    4.2   (8)     Supplemental Trust Indenture, dated as of June 15, 2000,
                  between Cypress Semiconductor Corporation and State Street
                  Bank and Trust Company of California, N.A., as Trustee.
    4.4   (9)     Indenture, dated as of June 3, 2003, between Cypress
                  Semiconductor Corporation and U.S. Bank National Association,
                  as trustee.
    10.1 (10)     Form of Indemnification Agreement.
    10.2 (M) (11) Cypress Semiconductor Corporation 1994 Stock Option Plan.
    10.3 (M) (12) Cypress Semiconductor Corporation Employee Qualified Stock
                  Purchase Plan, as amended.
    10.4 (M) (13) Cypress Semiconductor Corporation 1998 Key Employee
                  Bonus Plan.
    10.5 (M) (14) Cypress Semiconductor Corporation 1999 Non-statutory Stock
                  Option Plan.
    10.6 (M) (15) Cypress Semiconductor Corporation Non-Qualified Deferred
                  Compensation Plan I.
    10.7 (M) (15) Cypress Semiconductor Corporation Non-Qualified Deferred
                  Compensation Plan II.
    10.8 (16)     Amendment to 1999 Nonstatutory Stock Option Plan.
    10.9 (16)     Lease Agreement dated as of June 27, 2003 between Wachovia
                  Development Corporation and Cypress Semiconductor Corporation.
    10.10 (16)    Participation Agreement, dated as of June 27, 2003, by and among Cypress Semiconductor Corporation, Wachovia Development
                  Corporation, the holders of credit notes from time to time party thereto, the mortgage lenders from time to time party thereto, the Wachovia Bank, National Association, as agent.
    10.11 (16)    Call Spread Option Confirmation, dated May 29, 2003, among
                  Cypress Semiconductor Corporation, Credit Suisse First Boston
                  International, and Credit Suisse First Boston.

    10.12 (17)    Loan and Security Agreement, dated as of September 25, 2003, by and between Silicon Valley Bank and Cypress Semiconductor
                  Corporation.
    21.1  *       Subsidiaries of Cypress Semiconductor Corporation.
    23.1  *       Consent of Independent Accountants.
    23.2  *       Consent of Independent Accountants.
    24.1  *       Power of Attorney (reference is made to page 78 of this
                  report).
    31.1  *       Certification of Chief Executive Officer Pursuant to Exchange
                  Act Rule 13a-14(a).
    31.2  *       Certification of Chief Financial Officer Pursuant to Exchange
                  Act Rule 13a-14(a).
    32.1  *       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
    32.2  *       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.
(2) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2001.
(3) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(4) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 30, 2001.
(5) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2000.
(6) Previously filed as an exhibit to our current report on Form 8-K filed March 17, 2000.
(7) Previously filed as an exhibit to our annual report on form 10-K for the fiscal year ended December 29, 2002.
(8) Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.
(9) Previously filed as an exhibit to our registration statement on Form S-3 (SEC file number 333-106667).
(10) Previously filed as an exhibit to our registration statement on Form S-1, which was declared effective on March 4, 1987 (SEC file number 33-12153).
(11) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.
(12) Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998 (SEC file number 333-68703).
(13) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.
(14) Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999 (SEC file number 333-76665).
(15) Previously filed as an exhibit to our registration statement on Form S-8 dated September 5, 2002 (SEC file number 333-99221).
(16) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003
(17) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2003.
(M)     Management compensatory plan, contract or arrangement.
 *      Filed as an exhibit to this annual report.

(b) REPORTS ON FORM 8-K:

        Form 8-K, dated October 14, 2003. Item reported on Item 12. We furnished a copy of our press release announcing our results for the fiscal quarter ending June 29, 2003, including a reconciliation between GAAP and non-GAAP measures discussed in the press release.

(d) DIGITAL CENTURY CAPITAL, L.P. FINANCIAL STATEMENTS

        Information in this section is being filed to reflect additional information relating to Digital Century Capital, L.P. ("Digital"), which entity's fiscal year end was December 31, 2003. Separate financial statements of Digital are required to be filed in accordance with section 3-09 of Regulation S-X for fifty percent or less owned entities that are significant to Cypress Semiconductor Corporation's financial statements, as significance is defined in the applicable Regulation. An entity is defined as significant to a registrant if the registrant's share of the entity's assets or income from continuing operations before income taxes, extraordinary items and cumulative effect of a change in accounting principle ("income") exceed 20% of a registrants' consolidated assets or income for the most recently completed fiscal year. As Cypress's pre-tax loss for fiscal 2003 was near break-even at $2.6 million, the significance test at 20% was triggered for Digital as Cypress's share of Digital's net income was $1.5 million. Cypress has investments in two limited liability partnerships, one of which triggers the significance tests contained within section 3-09 of regulation S-X (Digital) and therefore requiring the filing of its financial statements.

        Digital, a New York limited partnership was formed for the purpose of seeking long-term capital growth through investments in publicly traded securities, private placements and investment funds of technology-related companies. Digital invests in securities and performs mark-to-market accounting on these securities in accordance with generally accepted accounting principles in the United States.

        As at December 31, 2003, Cypress had a limited partnership interest of 9.5% in Digital.

        Information relating to Digital, as of and for the year ended December 31, 2003, are audited and included herein. Information relating to Digital, as of and for the year ended December 31, 2002, and 2001, are unaudited. Cypress's share of Digital's net income for all three years is included in the audited financial statements contained in Item 8 "Financial Statements and Supplemental Data" of this Annual Report on Form 10-K. Refer to Note 3 of the Consolidated Financial Statements for further information.

December 31, 2003 Financial Statements (Audited)                                            Page
------------------------------------------------                                            ----
Independent auditors' report                                                                  87

Statement of financial condition as of December 31, 2003                                      88

Statement of operations for the year ended December 31, 2003                                  89

Statement of changes in partnership capital for the year ended December 31, 2003              90

Statement of cash flows for the year ended December 31, 2003                                  91

Condensed schedule of investments as of December 31, 2003                                     95

December 31, 2002 Financial Statements (Unaudited)                                          Page
--------------------------------------------------                                          ----
Statement of financial condition as of December 31, 2002                                      98

Statement of operations for the year ended December 31, 2002                                  99

Statement of changes in partnership capital for the year ended December 31, 2002             100

Statement of cash flows for the year ended December 31, 2002                                 101

December 31, 2001 Financial Statements (Unaudited)                                          Page
--------------------------------------------------                                          ----
Statement of financial condition as of December 31, 2001                                     106

Statement of operations for the year ended December 31, 2001                                 107

Statement of changes in partnership capital for the year ended December 31, 2001             108

Statement of cash flows for the year ended December 31, 2001                                 109

                                                                      SCHEDULE I

























                          DIGITAL CENTURY CAPITAL, L.P.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                                                      SCHEDULE I

INDEPENDENT AUDITORS' REPORT

To the Partners of
Digital Century Capital, L.P.

We have audited the accompanying statement of financial condition of Digital Century Capital, L.P. (the "Partnership"), including the schedule of investments as of December 31, 2003, and the related statements of operations, changes in partnership capital, cash flows and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights enumerated above present fairly, in all material respects, the financial position of Digital Century Capital, L.P. as of December 31, 2003, and the results of its operations, changes in its partnership capital, its cash flows and financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 1, 2004

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2003

ASSETS
   Cash and cash equivalents                                                           $        26,181
   Securities owned at fair value (cost of $34,842,474)                                     40,834,140
   Due from broker                                                                           3,648,678
   Other assets                                                                                  9,824
                                                                                       ---------------

                                                                                       $    44,518,823
                                                                                       ===============
LIABILITIES
   Securities sold, but not yet purchased, at fair value (proceeds of $5,195,402)      $     8,692,210
   Due to limited partners                                                                      42,908
   Accrued liabilities                                                                          20,411
                                                                                       ---------------

                                                                                             8,755,529

PARTNERSHIP CAPITAL                                                                         35,763,294
                                                                                       ---------------

                                                                                       $    44,518,823
                                                                                       ===============

See notes to financial statements

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

INVESTMENT INCOME:
   Interest and dividends (net of withholding tax of $2,504)                           $       144,896
                                                                                       ---------------
OPERATING EXPENSES:
   Management fees                                                                             239,296
   Professional fees                                                                            60,700
   Interest                                                                                     71,708
   Other                                                                                        23,986
                                                                                       ---------------

                                                                                               395,690
                                                                                       ---------------

   Net investment loss                                                                        (250,794)
                                                                                       ---------------
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
   Net realized loss on investments                                                         (3,154,595)
   Net change in unrealized appreciation on investments                                     14,992,074
                                                                                       ---------------

                                                                                            11,837,479
                                                                                       ---------------

Net income                                                                             $    11,586,685
                                                                                       ===============

See notes to financial statements

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2003

                                                          GENERAL           LIMITED
                                                          PARTNER           PARTNERS           TOTAL
                                                     ----------------   ----------------  ---------------
Partnership capital - January 1, 2003                $      2,781,140   $     21,484,006  $    24,265,146
Partners' contributions                                                          750,000          750,000
Partners' withdrawals                                                           (838,537)        (838,537)
Special reallocation to General Partner                        28,709            (28,709)
Net income available for pro rata distribution              1,377,685         10,209,000       11,586,685
                                                     ----------------   ----------------  ---------------

Partnership capital - December 31, 2003              $      4,187,534   $     31,575,760  $    35,763,294
                                                     ================   ================  ===============

See notes to financial statements

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
   Net income                                                                          $    11,586,685
   Adjustments to reconcile net income to net cash provided by operating and investing activities:
       Changes in:
           Due from broker                                                                   5,226,895
           Other assets                                                                          5,772
           Securities owned                                                                (13,045,230)
           Securities sold, but not yet purchased                                           (2,794,630)
           Due to limited partners                                                            (868,365)
           Accrued expenses and other liabilities                                              (43,589)
                                                                                       ---------------

              Net cash provided by operating and investing activities                           67,538
                                                                                       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Partners' contributions                                                                     750,000
   Partners' withdrawals                                                                      (838,537)
                                                                                       ---------------

              Net cash used in financing activities                                            (88,537)
                                                                                       ---------------

Net decrease in cash and cash equivalents                                                      (20,999)
Cash and cash equivalents - January 1, 2003                                                     47,180
                                                                                       ---------------

Cash and cash equivalents - December 31, 2003                                          $        26,181
                                                                                       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                              $        71,708
                                                                                       ===============

See notes to financial statements

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE A - ORGANIZATION

Digital Century Capital, L.P. (the "Partnership"), a New York limited partnership, was formed for the purpose of seeking long-term capital growth, generally through investments in publicly traded securities, private placements and investment funds of technology-related companies. The Partnership may also from time to time engage in fixed income transactions, short selling and employ leverage. Digital Century LLC (the "General Partner") serves as general partner to the Partnership. The Partnership will continue through December 31, 2017 and thereafter from year to year, unless terminated sooner.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    USE OF ESTIMATES:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[2]    SECURITIES TRANSACTIONS AND VALUATION:

       The Partnership records securities transactions on the trade-date basis. Realized gains and losses from securities transactions are calculated using the first-in, first-out or the specific identification method.

       Dividends are recorded on the ex-dividend date. Interest is recorded on all accrual basis when earned.

       Investments in marketable securities and securities sold, but not yet purchased are valued on the last business day of the year at the last available reported price with resultant unrealized gains and losses included in the statement of operations. Securities not so listed are valued at their last reported bid price if held long and last reported asked price if sold short. The fair values of other investments (principally an interest in another fund and private placements) are estimated by the General Partner after considering the type of investment, restrictions on disposition, marketability (or absence thereof), cost and other factors.

[3]    DUE FROM BROKER:

       Due from broker includes cash and amounts receivable for securities transactions that have not yet settled.

[4]    INCOME TAXES:

       No federal, state or local income taxes have been provided on profits of the Partnership since the partners are individually liable for the taxes on their share of the Partnership's income or loss.

[5]    CASH EQUIVALENTS:

       For purposes of the statement of cash flows, cash equivalents include money market funds.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE C - CERTAIN FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

In the normal course of its business, the Partnership trades various financial instruments and enters into various financial transactions where the risk of potential loss due to changes in the market (market risk) or failure of the other party to the transaction to perform (credit risk) exceeds the related amounts recorded. The Partnership is also subject to market concentration risk since it has a limited number of investments within the portfolio many of which share similar characteristics and therefore are affected similarly by changes in economic conditions.

Securities sold, but not yet purchased, represent obligations of the Partnership to deliver the specified security at the contracted price and thereby create a liability to repurchase the security at prevailing future market prices. Accordingly, these transactions result in off-balance-sheet risk, as the Partnership's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recognized in the financial statements.

The clearing and custodial operations of the Partnership's security transactions are provided by one broker. At December 31, 2003, all of the marketable securities owned and the amount due from broker reflected in the statement of financial condition are positions with this clearing broker. The Partnership's custodian broker is highly capitalized and a member of major securities exchanges.

The Partnership has an investment in another technology fund (the "Fund") with a fair value at December 31, 2003 of $338,830. The Partnership collectively with Digital Century Capital II, L.P., owns the Fund in its entirety. The Fund was created for the Partnership and Digital Century Capital II, L.P. for the purpose of investing in certain technology companies that were introduced to the Partnership by the investment manager of the Fund. The Partnership has an investment in three nonpublic technology-based companies. The Partnership pays management fees to the Fund, which amounted to $43,760 for the year ended December 31, 2003.

The General Partner is not limited in terms of concentration of investments. Consequently, the Partnership may own securities that are individually in excess of 5% of partnership capital.

NOTE D - PARTNERS' CAPITAL

[1]    ADMISSION AND WITHDRAWAL OF PARTNERS:

       The General Partner may admit additional limited partners and accept additional capital contributions to the Partnership as of the beginning of each calendar month and any other date selected by the General Partner from time to time at its discretion.

       A limited partner may withdraw all or any part of his Capital Account (i) as of the end of each calendar quarter; provided, however, that a limited partner may not make any withdrawals from his capital account until he has been a partner for at least one year or (ii) at other times upon a showing of special circumstances as determined in the sole discretion of the General Partner. Any limited partner desiring to make a withdrawal from his capital account shall, not less than 45 days before the date of such withdrawal, give written notice to the Partnership of (i) such limited partner's intention to make such withdrawal and (ii) the amount thereof or the basis on which the amount thereof is to be determined; however, the General Partner, in its sole and absolute discretion, may waive such notice in writing.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE D - PARTNERS' CAPITAL (continued)

[2]    ALLOCATION OF NET INCOME:

       In accordance with the partnership agreement, at the close of each accounting period, as defined, income and expenses are allocated among the partners in proportion to their respective capital interests as of the beginning of such accounting period. In addition, at the end of each year, the General Partner will receive an incentive allocation equal to 20% of the net profits allocated to each limited partner's capital account to the extent the net profits allocated for a particular fiscal year are greater than the prior years' net loss, if any (subject to reduction at the discretion of the General Partner). As of December 31, 2003, the Partnership has a net loss carryforward balance of $44,403,292.

       Participation by partners in any gain or loss arising from securities acquired in certain public offerings ("hot issues") is limited to those partners who are eligible to participate in such investments.

NOTE E - MANAGEMENT FEES

The General Partner provides management and administration services to the Partnership. The Partnership is charged a quarterly fee of .25% (1% annually) of all limited partners' capital accounts at the beginning of each quarter adjusted on a pro rata basis for any additional capital contributions and withdrawals made during the quarter. The Partnership bears direct expenses such as investment, legal and accounting. The General Partner may waive all or part of the management fee with respect to certain limited partners.

NOTE F - FINANCIAL HIGHLIGHTS

The following table summarizes the total return for the limited partners and the Partnership's ratios of net investment loss and expenses to average net assets for the year ended December 31, 2003:

       Total return before incentive fee reallocation                   48.01 %
       Incentive allocation                                             (0.12)%
                                                                     --------

       Total return after incentive fee reallocation                    47.89 %
                                                                     ========

       Ratio to average net assets:
          Net investment loss (exclusive of incentive allocation)       (1.01)%
                                                                     ========

          Operating expenses                                             1.54 %
          Incentive reallocation                                         0.12 %
                                                                     --------

          Total expenses and incentive fee reallocation                  1.66 %
                                                                     ========

       Total return is calculated for the limited partners taken as a whole. An individual investor's return, and his net investment loss and expense ratios, may vary from these percentages based on incentive arrangements and the timing of capital transactions.

NOTE G - SUBSEQUENT EVENTS

Additional capital contributions of $1,000,000 and withdrawals of $2,663,425 were made by limited partners in January 2004.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003

                                                                                                        PERCENT OF
                                                                                           FAIR         PARTNERSHIP
                                                                         QUANTITY          VALUE          CAPITAL
                                                                        ----------    ---------------   -----------
SECURITIES OWNED:
   COMMON STOCKS - UNITED STATES:
      Internet:
        Ebay, Inc.                                                          57,000    $     3,682,770         10.30%
        Interactive Corp.                                                   50,000          1,696,500          4.74%
        Time Warner, Inc.                                                  180,000          3,238,200          9.05%
        Yahoo, Inc.                                                         64,000          2,881,920          8.06%
                                                                                      ---------------   -----------

                                                                                           11,499,390         32.15%
                                                                                      ---------------   -----------
      Networking:
        Amdocs Limited                                                      55,000          1,236,400          3.46%
        Cisco Systems, Inc.                                                112,000          2,713,760          7.59%
        Juniper Networks, Inc.                                              67,000          1,251,560          3.50%
                                                                                      ---------------   -----------

                                                                                            5,201,720         14.55%
                                                                                      ---------------   -----------
      Semiconductor:
        Taiwan Semiconductor Manufacturing                                 137,000          1,402,880          3.92%
                                                                                      ---------------   -----------

      Services:
        Affiliated Computer Services                                        24,000          1,307,040          3.65%
        IBM                                                                  7,000            648,760          1.82%
                                                                                      ---------------   -----------

                                                                                            1,955,800          5.47%
                                                                                      ---------------   -----------
      Software:
        Adobe Systems, Inc.                                                 45,000          1,758,600          4.92%
        Bea Systems, Inc.                                                  202,000          2,484,600          6.95%
        Mercury Interactive Corp.                                           24,000          1,167,360          3.26%
        Network Associates, Inc.                                            70,000          1,052,800          2.94%
                                                                                      ---------------   -----------

                                                                                            6,463,360         18.07%
                                                                                      ---------------   -----------
      Storage:
        Brocade Communications Systems, Inc.                                47,000            271,660           .76%
        EMC Corporation                                                    150,000          1,938,000          5.42%
        Veritas Software Corporation                                        58,000          2,147,160          6.00%
                                                                                      ---------------   -----------

                                                                                            4,356,820         12.18%
                                                                                      ---------------   -----------
      Wireless:
        Motorola, Inc.                                                      88,000          1,232,000          3.44%
        Nokia Corporation                                                   78,000          1,326,000          3.71%
        Qualcomm, Inc.                                                      50,000          2,696,500          7.54%
        Research In Motion                                                  25,000          1,670,750          4.67%
                                                                                      ---------------   -----------

                                                                                            6,925,250         19.36%
                                                                                      ---------------   -----------
           Total Common Stocks - United States                                             37,805,220        105.70%
                                                                                      ---------------   -----------

   COMMON STOCKS - FOREIGN:
      SAP Aktiengesellschaft                                                57,000          2,368,920          6.62%
                                                                                      ---------------   -----------

   NON-PUBLICLY TRADED INVESTMENTS:
      United States                                                                           410,000          1.15%
      Foreign                                                                                 250,000           .70%
                                                                                      ---------------   -----------

           Total Non-Publicly Traded Investments                                              660,000          1.85%
                                                                                      ---------------   -----------

           Total Securities Owned (cost $34,842,474)                                  $    40,834,140        114.17%
                                                                                      ===============   ===========

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003
(continued)

                                                                                                        PERCENT OF
                                                                                           FAIR         PARTNERSHIP
                                                                         QUANTITY          VALUE          CAPITAL
                                                                        ----------    ---------------   -----------
SECURITIES SOLD, BUT NOT YET PURCHASED:
   COMMON STOCKS - UNITED STATES:
      Semiconductor:
        Applied Materials, Inc.                                             82,000    $     1,840,080          5.15%
        Cymer, Inc.                                                         34,000          1,570,460          4.39%
        KLA-Tencor Corporation                                              28,000          1,639,120          4.58%
        Lam Research Corp                                                   62,000          2,002,600          5.60%
        Novellus Systems, Inc.                                              39,000          1,639,950          4.59%
                                                                                      ---------------   -----------

           Total Securities Sold, but not yet Purchased
             (proceeds $5,195,402)                                                    $     8,692,210         24.31%
                                                                                      ===============   ===========

                                                                      SCHEDULE I

























                          DIGITAL CENTURY CAPITAL, L.P.
                        FINANCIAL STATEMENTS (unaudited)
                                DECEMBER 31, 2002

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2002 (unaudited)
--------------------------------------------------------------------------------

ASSETS

Cash                                                            $        47,180

Due from broker                                                       8,875,573

Securities owned, at market value (cost $40,070,280)                 27,788,910

Dividends and interest receivable                                        15,596
                                                                ---------------
                                                                $    36,727,259
                                                                ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Securities sold, but not yet purchased, at market
   value (proceeds $11,270,994)                                 $    11,486,840

  Withdrawals due to Limited Partners                                   911,273

  Accrued expenses                                                       64,000
                                                                ---------------
                                                                     12,462,113

Partners' capital                                                    24,265,146
                                                                ---------------

           Total liabilities and partners' capital              $    36,727,259
                                                                ===============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002 (unaudited)
--------------------------------------------------------------------------------

Investment income (loss)
  Revenue
    Dividends and interest                                      $       271,972
    Other income                                                         15,144
                                                                ---------------
                                                                        287,116
                                                                ---------------
  Expenses
    Dividends and interest                                               77,682
    Management fees                                                     372,396
    Professional fees                                                    70,174
    Other expenses                                                       63,806
                                                                ---------------
                                                                        584,058
                                                                ---------------
          Net investment loss                                          (296,942)
                                                                ---------------
Realized and unrealized gain (loss) on investments
  Net realized loss                                                 (62,739,752)
  Net change in unrealized depreciation                              37,276,885
                                                                ---------------
                                                                    (25,462,867)
                                                                ---------------
          Net loss                                              $   (25,759,809)
                                                                ===============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                           LIMITED          GENERAL
                                                           PARTNERS         PARTNER             TOTAL
Partners' capital, December 31, 2001                   $   67,188,341   $    4,830,670   $   72,019,011

Contributions                                                       -                -                -

Withdrawals                                               (21,989,056)          (5,000)     (21,994,056)

Pro-rata allocation of net loss                           (23,715,279)      (2,044,530)     (25,759,809)
                                                       --------------   --------------   --------------
Partners' capital, December 31, 2002                   $   21,484,006   $    2,781,140   $   24,265,146
                                                       ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002 (unaudited)
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                      $   (25,759,809)
(Increase)/decrease in operating assets
  Decrease in due from broker                                         4,635,557
  Decrease in securities owned                                       53,977,060
  Decrease in dividend and interest receivable                           11,357
  Decrease in other assets                                                3,073

Increase/(decrease) in operating liabilities
  Decrease in securities sold, but not yet purchased                (10,257,360)
  Decrease in accrued expenses and other liabilities                    (36,605)
  Decrease in Due to Limited Partners                                  (800,573)
                                                                ---------------
         Net cash provided by operating activities                   21,772,700
                                                                ---------------
Cash flows from financing activities
  Withdrawals                                                       (21,994,056)
                                                                ---------------
         Net cash used in financing activities                      (21,994,056)
                                                                ---------------
         Net decrease in cash and cash equivalents                     (221,356)

  Cash, beginning of year                                               268,536
                                                                ---------------
         Cash, end of year                                      $        47,180
                                                                ===============
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                        $        52,900
                                                                ===============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

1.      ORGANIZATION AND BUSINESS

        Digital Century Capital, L.P. (the "Partnership"), a New York limited partnership, was formed for the purpose of seeking long-term capital growth, generally through investments in publicly traded securities, private placements and investment funds of technology-related companies. The Partnership may also from time to time engage in fixed income transactions, short selling and employ leverage. Digital Century LLC serves as general partner to the Partnership (the "General Partner"). The Partnership will continue through December 31, 2017 and thereafter from year to year, unless terminated sooner.

2.      SIGNIFICANT ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

        Securities owned and securities sold, but not yet purchased (primarily U.S. common stock, which are listed on a national securities exchange) are valued at their last sales price as of the last business day of the year. Securities not so listed are valued at their last reported bid price if held long and last reported asked price if sold short. The fair value of other investments (primarily an interest in another fund and private placements) are estimated by the General Partner, after considering the type of investment, restrictions on disposition, marketability (or absence thereof), cost, and other factors. At December 31, 2002, securities valued by the General Partner in this manner amounted to $440,160. Such amounts may not represent the amounts ultimately realized and the differences may be material.

        Purchases and sales of securities and the related revenues and expenses are recorded on a trade-date basis. Realized gains and losses are recognized based on the first-in, first-out or the specific identification method.

        Dividend income and dividends on securities sold, but not yet purchased, are recognized on the ex-dividend date. Interest is recorded on an accrual basis when earned.

        No provision for federal, state and local income taxes has been made, as partners are individually responsible for their own tax payments.

        Cash is maintained at a major U.S. financial institution.

3.      FINANCIAL INSTRUMENTS

        In the normal course of its business, the Partnership trades various financial instruments and enters into various financial transactions where the risk of potential loss due to changes in the market (market risk) or failure of the other party to the transaction to perform (credit risk) exceeds the related amounts recorded. The Partnership is also subject to market concentration risk since it has a limited number of investments within the portfolio many of which share similar characteristics and therefore are affected similarly by changes in economic conditions.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

        Securities sold, but not yet purchased, represent obligations of the Partnership to deliver the specified security at the contracted price and thereby create a liability to repurchase the security at prevailing future market prices. Accordingly, these transactions result in off-balance-sheet risk, as the Partnership's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recognized in the financial statements.

        The clearing and custodial operations for the Partnership's security transactions are provided by one broker. This broker is a member of major securities exchanges. At December 31, 2002, all of the securities owned reflected in the statement of financial condition (other than an interest in another fund and private placements) are positions with this broker. The Partnership is subject to credit risk to the extent that the broker may be unable to fulfill its obligation to return the Partnership's securities or repay amounts owed. The risk is mitigated by the fact that the Partnership's accounts are carried by the broker as customer accounts, as defined, and are therefore afforded certain protection under Securities and Exchange Commission rules with regard thereto and under the Securities Investor Protection Corporation's insurance program and supplemental insurance programs maintained by the broker. Securities owned and securities sold, but not yet purchased, are subject to margin requirements. Securities owned and securities sold consist of common stock and equity option positions. The fair value of the options is disclosed below.

        The Partnership's net trading gain relating to options held is included as a component of unrealized gain (loss) on investments and amounted to $(434,139) for the year ended December 31, 2002. The notional value of options purchased at December 31, 2002 is $5,895,000 with a fair value at December 31, 2002 of $945,000.

        The General Partner is not limited in terms of concentration of investments. Consequently, the Partnership may own securities that are individually in excess of 5% of partners' capital.

        At December 31, 2002, the Partnership has 12 investments, measured on the basis of year-end value, that individually exceed 5% of partners' capital. Of these 12 investments, 6 are greater than 8% of partners' capital with no individual investment exceeding 15.4% of partners' capital.

        The Partnership has an investment in another technology fund (the "Fund") with a fair value at December 31, 2002 of $291,820. The Partnership owns 47% of the Fund and, collectively with Digital Century Capital II, L.P., owns the Fund in its entirety. The Fund was created for the Partnership and Digital Century Capital II, L.P. for the purpose of investing in certain technology companies that were introduced to the Partnership by the investment manager of the Fund. The Partnership has an investment in one public and three non-public technology-based companies. The Partnership pays management fees to the Fund, which amounted to $52,583 for the year ended December 31, 2002. For the year ended December 31, 2002, the net loss on this investment included as a component of unrealized gain/(loss) and realized gain/(loss) on investment was $235,779, consisting of an unrealized gain of $2,593,399 and a realized loss of $2,829,178.

4.      PARTNERSHIP TERMS

        Under the terms of the limited partnership agreement, the Partnership pays the General Partner, a quarterly management fee equal to, on an annual basis, 1% of the limited partners' capital accounts, as defined, for services rendered in connection with the management and operation of the Partnership.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

        Under the terms of the limited partnership agreement, at the close of each accounting period, as defined, income and expenses are allocated among the partners in proportion to their respective capital interests as of the beginning of such accounting period. In addition, at the end of each year, the General Partner will receive an incentive allocation equal to 20% of the net profits allocated to each limited partner's capital account to the extent the net profits allocated for a particular fiscal year are greater than the prior years' net loss, if any (subject to reduction at the discretion of the General Partner). As of December 31, 2002, the Partnership has a loss carryforward balance of $60,071,289.

        Participation by partners in so-called "hot issues" is limited to those partners who are eligible to participate in such investments.

        In the normal course of business the Partnership enters into contracts; that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on experience, the Partnership expects the risk of loss to be remote.

5.      FINANCIAL HIGHLIGHTS

        The Partnership is required to disclose financial highlights, which consist of net investment income and expense ratios, and total return. The following summarizes the Partnership's financial highlights during the year:

                                                                    LIMITED
                                                                    PARTNERS

        Total Return                                                   (43.01)%
                                                                   ===========
        Expense Ratio                                                    1.55%
                                                                   ===========
        Net Investment Income/(Loss) Ratio                              (0.82)%
                                                                   ===========

        Total return is calculated based on a time-weighted rate of return methodology. Monthly rates of return are compounded to derive the total return reflected above. Total return is reflected after all investment-related and operating expenses, including the management fee.

        The expense and net investment income (loss) ratios are calculated based upon the average of monthly net assets during the year. Such financial ratios are presented after the effects of the management fee.

        Individual investors' results may vary due to their eligibility to participate in hot issues and the timing of capital activity.

6.      SUBSEQUENT EVENTS

        At January 1, 2003, partners' capital was $23,954,411 as a result of withdrawals of $310,735.

                                                                      SCHEDULE I

























                          DIGITAL CENTURY CAPITAL, L.P.
                        FINANCIAL STATEMENTS (unaudited)
                                DECEMBER 31, 2001

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2001 (unaudited)
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                        $      268,536

Due from broker                                                      13,511,130

Securities owned, at market value (cost $129,689,007)                81,765,970

Interest receivable                                                      26,953

Other assets                                                              3,073
                                                                 --------------
                                                                 $   95,575,662
                                                                 ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Securities sold, but not yet purchased, at market
   value (proceeds $20,001,424)                                  $   21,744,200

  Withdrawals due to Limited Partners                                 1,711,846

  Accrued expenses and other liabilities                                100,605
                                                                 --------------
                                                                     23,556,651
Partners' capital                                                    72,019,011
                                                                 --------------
           Total liabilities and partners' capital               $   95,575,662
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001 (unaudited)
--------------------------------------------------------------------------------

Investment income (loss)
  Revenue
    Dividends and interest                                       $    1,555,552
                                                                 --------------
  Expenses
    Dividends and interest                                            1,805,389
    Management fees                                                   1,003,205
    Professional fees                                                   178,458
    Other expenses                                                      160,859
                                                                 --------------
                                                                      3,147,911
                                                                 --------------
          Net investment loss                                        (1,592,359)
                                                                 --------------
Realized and unrealized gain (loss) on investments
  Net realized loss                                                 (20,082,245)
  Net change in unrealized depreciation                             (40,172,956)
                                                                 --------------
                                                                    (60,255,201)
                                                                 --------------
          Net loss                                               $  (61,847,560)
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF CHANGES IN   PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2001 (unaudited)

                                                   LIMITED           GENERAL
                                                   PARTNERS          PARTNER          TOTAL
Partners' capital, December 31, 2000            $  151,904,386   $    8,438,365   $ 160,342,751

Contributions                                        8,250,000                -       8,250,000

Withdrawals                                        (34,228,359)        (497,821)    (34,726,180)

Allocation of net loss
 Pro-rata allocation                               (58,737,686)      (3,109,874)    (61,847,560)
                                                --------------   --------------   -------------
Partners' capital, December 31, 2001            $   67,188,341   $    4,830,670   $  72,019,011
                                                ==============   ==============   =============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 (unaudited)
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                                        $ (61,847,560)
(Increase)/decrease in operating assets
  Increase in due from broker                                    $   (6,135,517)
  Decrease in securities owned                                      151,623,789
  Decrease in interest receivable                                       399,957
  Decrease in other assets                                                4,080
Increase/(decrease) in operating liabilities
  Decrease in securities sold, but not yet purchased                (60,027,569)
  Decrease in accrued expenses and other liabilities                    (32,355)     85,832,385
                                                                 --------------   -------------
         Net cash provided by operating activities                                   23,984,825
                                                                                  -------------
Cash flows from financing activities
  Contributions                                                                       8,250,000
  Withdrawals                                                                       (33,014,334)
                                                                                  -------------
         Net cash used in financing activities                                      (24,764,334)
                                                                                  -------------

         Net decrease in cash and cash equivalents                                     (779,509)

Cash and cash equivalents, beginning of year                                          1,048,045
                                                                                  =============

         Cash and cash equivalents, end of year                                   $     268,536
                                                                                  =============
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                                          $   1,748,278
                                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

1.      ORGANIZATION AND BUSINESS

        Digital Century Capital, L.P. (the "Partnership"), a New York limited partnership, was formed for the purpose of seeking long-term capital growth, generally through investments in publicly traded securities, private placements and investment funds of technology-related companies. The Partnership may also from time to time engage in fixed income transactions, short selling and employ leverage. Digital Century LLC serves as general partner to the Partnership (the "General Partner"). The Partnership will continue through December 31, 2017 and thereafter from year to year, unless terminated sooner.

2.      SIGNIFICANT ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

        Securities owned and securities sold, but not yet purchased (primarily U.S. common stock, which are listed on a national securities exchange) are valued at their last sales price as of the last business day of the year. Securities not so listed are valued at their last reported bid price if held long and last reported asked price if sold short. The fair value of other investments (primarily an interest in another fund and private placements) are estimated by the General Partner, after considering the type of investment, restrictions on disposition, marketability (or absence thereof), cost, and other factors. At December 31, 2001, securities valued by the General Partner in this manner amounted to $2,103,223. Such amounts may not represent the amounts ultimately realized.

        Purchases and sales of securities and the related revenues and expenses are recorded on a trade-date basis. Realized gains and losses are recognized based on the first-in, first-out or the specific identification method.

        Dividend income and dividends on securities sold, but not yet purchased, are recognized on the ex-dividend date. Interest is recorded on an accrual basis when earned.

        No provision for federal, state and local income taxes has been made, as partners are individually responsible for their own tax payments.

        Cash and cash equivalents consists of cash maintained at a major U.S. financial institution and a money market account.

3.      FINANCIAL INSTRUMENTS

        In the normal course of its business, the Partnership trades various financial instruments and enters into various financial transactions where the risk of potential loss due to changes in the market (market risk) or failure of the other party to the transaction to perform (credit risk) exceeds the related amounts recorded. The Partnership is also subject to market concentration risk since a significant number of investments within the portfolio share similar characteristics and therefore are affected similarly by changes in economic conditions.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

        Securities sold, but not yet purchased, represent obligations of the Partnership to deliver the specified security at the contracted price and thereby create a liability to repurchase the security at prevailing future market prices. Accordingly, these transactions result in off-balance-sheet risk, as the Partnership's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recognized in the financial statements.

        The clearing and custodial operations for the Partnership's security transactions are provided by one broker. This broker is a member of major securities exchanges. At December 31, 2001, all of the securities owned reflected in the statement of financial condition are positions with this broker. The Partnership is subject to credit risk to the extent that the broker may be unable to fulfill its obligation to return the Partnership's securities or repay amounts owed. The risk is mitigated by the fact that the Partnership's accounts are carried by the broker as customer accounts, as defined, and are therefore afforded certain protection under Securities and Exchange Commission rules with regard thereto and under the Securities Investor Protection Corporation's insurance program and supplemental insurance programs maintained by the broker. Securities owned and securities sold, but not yet purchased, are subject to margin requirements.

        The Partnership's net trading gain relating to options held is included as a component of realized gain (loss) on investments and amounted to $569,519 for the year ended December 31, 2001. The notional value of options written at December 31, 2001 is $1,128,000. As a writer of options, the Partnership receives premiums in exchange for bearing the risk of unfavorable changes in the market values of the underlying instruments.

        At December 31, 2001, the Partnership has 9 investments, measured on the basis of year-end value, that individually exceed 5% of partners' capital.

4.      PARTNERSHIP TERMS

        Under the terms of the limited partnership agreement, the Partnership pays the General Partner, a quarterly management fee equal to, on an annual basis, 1% of the limited partners' capital accounts, as defined, for services rendered in connection with the management and operation of the Partnership.

        Under the terms of the limited partnership agreement, at the close of each accounting period, as defined, income and expenses are allocated among the partners in proportion to their respective capital interests as of the beginning of such accounting period. In addition, at the end of each year, the General Partner will receive an incentive allocation equal to 20% of the net profits allocated to each limited partner's capital account to the extent the net profits allocated for a particular fiscal year are greater than the prior year's net loss, if any (subject to reduction at the discretion of the General Partner). As of December 31, 2001, the Partnership has a loss carryforward balance of $79,875,078.

        The General Partner is not limited in terms of concentration of investments. Consequently, the Partnership may own securities that are individually in excess of 5% of partners' capital.

        Participation by partners in so-called "hot issues" is limited to those partners who are eligible to participate in such investments.

                                                                      SCHEDULE I

DIGITAL CENTURY CAPITAL, L.P.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

5.      FINANCIAL HIGHLIGHTS

        The Partnership is required to disclose financial highlights, which consist of net investment income and expense ratios, and total return. The following summarizes the Partnership's financial highlights during the year:

                                                                    LIMITED
                                                                    PARTNERS

         Total Return                                                 (37.44)%
                                                                    ========

         Expense Ratio                                                  2.91%
                                                                    ========

         Net Investment Income/(Loss) Ratio                            (1.47)%
                                                                    ========

        Total return is calculated based on a time-weighted rate of return methodology. Monthly rates of return are compounded to derive the total return reflected above. Total return is reflected after all investment-related and operating expenses, including the management fee.

        The expense and net investment income ratios are calculated based upon the average of monthly net assets during the year. Such financial ratios are presented after the effects of the management fee.

        Individual investors' results may vary due to their eligibility to participate in hot issues and the timing of capital activity.

6.      SUBSEQUENT EVENTS

        At January 1, 2002, partners' capital was $61,706,118 as a result of withdrawals of $10,312,893.

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

     Years Ended December 28, 2003, December 29, 2002, and December 30, 2001

-----------------------------------------------------------------------------------------------
                                      Balance at   Additions/charges                 Balance at
                                      Beginning           to                           End of
(In thousands)                        of Period    Expenses/Revenues   Deductions      Period
-----------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
2003                                  $    1,674          $       82   $     (811)   $      945
2002                                  $    3,729          $    1,246   $   (3,301)   $    1,674
2001                                  $    2,038          $    2,664   $     (973)   $    3,729

Sales returns and allowances:
2003                                  $    1,839          $    8,546   $   (8,021)   $    2,364
2002                                  $    3,610          $   12,840   $  (14,611)   $    1,839
2001                                  $    4,167          $   25,738   $  (26,295)   $    3,610

2001 Employee loan program reserve:
2003                                  $   15,964          $      257   $       --    $   16,221
2002                                  $    1,167          $   14,797   $       --    $   15,964
2001                                  $       --          $    1,167   $       --    $    1,167
-----------------------------------------------------------------------------------------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Jose, State of California, on the 9th day of March 2004.

                                               CYPRESS SEMICONDUCTOR CORPORATION

                                               By: /s/ Emmanuel Hernandez
                                               --------------------------
                                               Emmanuel Hernandez,
                                               Chief Financial Officer,
                                               Executive Vice President,
                                               Finance and Administration

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                           TITLE                    DATE
------------------------------  ---------------------------------  -------------
/s/ T.J. Rodgers                President, Chief Executive
------------------------------  Officer and Director               March 9, 2004
        T. J. Rodgers           (Principal Executive Officer)

/s/ Emmanuel Hernandez          Chief Financial Officer
------------------------------  Executive Vice President, Finance  March 9, 2004
      Emmanuel Hernandez        and Administration (Principal
                                Financial and Accounting Officer)

/s/ W. Steve Albrecht
------------------------------  Director                           March 9, 2004
      W. Steve Albrecht

/s/ Eric A. Benhamou
------------------------------  Director                           March 9, 2004
      Eric A. Benhamou

/s/ Fred B. Bialek
------------------------------  Director                           March 9, 2004
        Fred B. Bialek

/s/ John C. Lewis
------------------------------  Director                           March 9, 2004
        John C. Lewis

/s/ James R. Long
------------------------------  Director                           March 9, 2004
        James R. Long

/s/ Alan F. Shugart
------------------------------  Director                           March 9, 2004
       Alan F. Shugart

                              CYPRESS SEMICONDUCTOR
                                INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                                 DESCRIPTION
    ---------     --------------------------------------------------------------
    2.1   (1)     Agreement and Plan of Reorganization dated as of
                  January 16, 2001 by and among Cypress Semiconductor
                  Corporation, Clock Acquisition Corporation, International
                  Microcircuits, Inc. and with respect to Article VII only, U.S.
                  Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as
                  Securityholder Agent.
    2.2   (1)     Agreement and Plan of Reorganization dated as of
                  January 26, 2001 by and among Cypress Semiconductor
                  Corporation, Hilo Acquisition Corporation, HiBand
                  Semiconductors, Inc., certain shareholders party thereto and with respect to Article VII thereof only, U.S. Bank Trust,
                  National Association, as Escrow Agent, and Rich Bowers, as
                  Securityholder Agent.
    2.3   (2)     Stock Purchase Agreement as of May 29, 2001 by and among
                  Cypress Semiconductor Corporation, ScanLogic Holding Company,
                  ScanLogic Corporation, certain shareholders party thereto,
                  U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman,
                  as Securityholder Agent.
    2.4   (3)     Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion
                  Acquisition Corporation, Lara Networks, Inc., with respect to
                  Article VII only, U.S. Bank Trust, N.A., as Escrow Agent and with respect to Articles I and VII thereof only,
                  Kenneth P. Lawler, as Securityholder Agent.
    2.6   (3)     First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor
                  Corporation, Lion Acquisition Corporation, Lara Networks,
                  Inc., U.S. Bank Trust, N.A., as Escrow Agent, and
                  Kenneth P. Lawler, as Securityholder Agent.
    2.6   (3)     Agreement and Plan of Reorganization dated as of
                  August 19, 2001 by and among Cypress Semiconductor
                  Corporation, In-System Design, Inc., and with respect to
                  Articles VII and IX thereof only, U.S. Bank Trust, N.A., as
                  Escrow Agent, and Lynn Watson, as Securityholder Agent.
    2.7  (3)      First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor
                  Corporation, Idaho Acquisition Corporation, In-System Design,
                  Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson,
                  as Securityholder Agent.
    2.8  (4)      Agreement and Plan of Reorganization dated as of
                  November 17, 2001 by and among Cypress Semiconductor
                  Corporation, Steelers Acquisition Corporation, Silicon
                  Packets, Inc., and with respect to Article VII only, U.S.
                  Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as
                  Securityholder Agent.
    3.1   (5)     Second Restated Certificate of Incorporation.
    3.2   (6)     Bylaws, as amended.
    4.1   (7)     Subordinated Indenture, dated as of January 15, 2000, between
                  Cypress Semiconductor Corporation and State Street Bank and
                  Trust Company of California, N.A., as Trustee.
    4.2   (8)     Supplemental Trust Indenture, dated as of June 15, 2000,
                  between Cypress Semiconductor Corporation and State Street
                  Bank and Trust Company of California, N.A., as Trustee.
    4.4   (9)     Indenture, dated as of June 3, 2003, between Cypress
                  Semiconductor Corporation and U.S. Bank National Association,
                  as trustee.
    10.1 (10)     Form of Indemnification Agreement.
    10.2 (M) (11) Cypress Semiconductor Corporation 1994 Stock Option Plan.
    10.3 (M) (12) Cypress Semiconductor Corporation Employee Qualified Stock
                  Purchase Plan, as amended.
    10.4 (M) (13) Cypress Semiconductor Corporation 1998 Key Employee
                  Bonus Plan.
    10.5 (M) (14) Cypress Semiconductor Corporation 1999 Non-statutory Stock
                  Option Plan.
    10.6 (M) (15) Cypress Semiconductor Corporation Non-Qualified Deferred
                  Compensation Plan I.
    10.7 (M) (15) Cypress Semiconductor Corporation Non-Qualified Deferred
                  Compensation Plan II.
    10.8 (16)     Amendment to 1999 Nonstatutory Stock Option Plan.
    10.9 (16)     Lease Agreement dated as of June 27, 2003 between Wachovia
                  Development Corporation and Cypress Semiconductor Corporation.
    10.10 (16)    Participation Agreement, dated as of June 27, 2003, by and among Cypress Semiconductor Corporation, Wachovia Development
                  Corporation, the holders of credit notes from time to time party thereto, the mortgage lenders from time to time party thereto, the Wachovia Bank, National Association, as agent.
    10.11 (16)    Call Spread Option Confirmation, dated May 29, 2003, among
                  Cypress Semiconductor Corporation, Credit Suisse First Boston
                  International, and Credit Suisse First Boston.
    10.12 (17)    Loan and Security Agreement, dated as of September 25, 2003, by and between Silicon Valley Bank and Cypress Semiconductor
                  Corporation.

    21.1  *       Subsidiaries of Cypress Semiconductor Corporation.
    23.1  *       Consent of Independent Accountants.
    23.2  *       Consent of Independent Accountants.
    24.1  *       Power of Attorney (Reference is made to page 80 of this
                  report).
    31.1  *       Certification of Chief Executive Officer Pursuant to Exchange
                  Act Rule 13a-14(a).
    31.2  *       Certification of Chief Financial Officer Pursuant to Exchange
                  Act Rule 13a-14(a).
    32.1  *       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
    32.2  *       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.
(2) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2001.
(3) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(4) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 30, 2001.
(5) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2000.
(6) Previously filed as an exhibit to our current report on Form 8-K filed March 17, 2000.
(7) Previously filed as an exhibit to our annual report on form 10-K for the fiscal year ended December 29, 2002.
(8) Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.
(9) Previously filed as an exhibit to our registration statement on Form S-3 (SEC file number 333-106667).
(10) Previously filed as an exhibit to our registration statement on Form S-1, which was declared effective on March 4, 1987 (SEC file number 33-12153).
(11) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.
(12) Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998 (SEC file number 333-68703).
(13) Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.
(14) Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999 (SEC file number 333-76665).
(15) Previously filed as an exhibit to our registration statement on Form S-8 dated September 5, 2002 (SEC file number 333-99221).
(16) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003
(17) Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2003.
(M)     Management compensatory plan, contract or arrangement.
 *      Filed as an exhibit to this annual report.