Form 10-Q
period 2004-03-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2004-05-07
CIK 791915

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

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

----------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as outlined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The total number of shares of the registrant's common stock outstanding as of April 30, 2004, was 123,388,982.

================================================================================

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                22

Item 3. Quantitative and Qualitative Disclosures about Market Risk           39

Item 4. Controls and Procedures                                              40

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    41

Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of
        Equity Securities                                                    41

Item 3. Defaults Upon Senior Securities                                      41

Item 4. Submission of Matters to a Vote of Security Holders                  41

Item 5. Other Information                                                    41

Item 6. Exhibits and Reports on Form 8-K                                     42

Signatures                                                                   43

                          ITEM 1. FINANCIAL STATEMENTS

                        CYPRESS SEMICONDUCTOR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                  MARCH 28,     DECEMBER 28,
                                                                                     2004           2003
                                                                                 ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $    227,473   $    183,708
  Short-term investments .....................................................         22,505         14,909
                                                                                 ------------   ------------
      Total cash, cash equivalents and short-term investments ................        249,978        198,617
  Accounts receivable, net ...................................................        142,961        113,568
  Inventories, net ...........................................................         67,720         72,085
  Other current assets .......................................................        112,090        134,125
                                                                                 ------------   ------------
      Total current assets ...................................................        572,749        518,395
                                                                                 ------------   ------------
Property, plant and equipment, net ...........................................        431,122        442,887
Goodwill .....................................................................        322,208        322,208
Other intangible assets ......................................................         49,539         53,275
Other assets .................................................................        237,373        230,732
                                                                                 ------------   ------------
      Total assets ...........................................................   $  1,612,991   $  1,567,497
                                                                                 ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................   $     60,761   $     60,601
  Accrued compensation and employee benefits .................................         42,222         39,704
  Other current liabilities ..................................................         85,388         87,594
  Deferred income ............................................................         19,641         20,104
  Income taxes payable .......................................................          1,902          2,676
                                                                                 ------------   ------------
      Total current liabilities ..............................................        209,914        210,679
                                                                                 ------------   ------------
Convertible subordinated notes ...............................................        668,652        668,652
Deferred income taxes and other tax liabilities ..............................         97,567        101,254
Other long-term liabilities ..................................................         15,934         17,724
                                                                                 ------------   ------------
      Total liabilities ......................................................        992,067        998,309
                                                                                 ------------   ------------
Commitments and contingencies (see Note 8)
 Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized; none issued and
   outstanding ...............................................................             --             --
  Common stock, $.01 par value, 650,000 and 650,000 shares authorized;
   139,455 and 139,164 issued; 123,042 and 120,483 outstanding at
   March 28, 2004 and December 28, 2003, respectively ........................          1,395          1,391
  Additional paid-in-capital .................................................      1,124,823      1,115,684
  Deferred stock compensation ................................................         (4,728)        (5,950)
  Accumulated other comprehensive income .....................................          1,771          1,393
  Accumulated deficit ........................................................       (259,687)      (260,723)
                                                                                 ------------   ------------
                                                                                      863,574        851,795
                                                                                 ------------   ------------
  Less: shares of common stock held in treasury, at cost; 16,413 shares and
   18,681 shares at March 28, 2004 and December 28, 2003 .....................       (242,650)      (282,607)
                                                                                 ------------   ------------
      Total stockholders' equity .............................................        620,924        569,188
                                                                                 ------------   ------------
    Total liabilities and stockholders' equity ...............................   $  1,612,991   $  1,567,497
                                                                                 ============   ============

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 28,    MARCH 30,
                                                            2004         2003
                                                         ---------    ---------
Revenues .............................................   $ 254,393    $ 180,967
Cost of revenues .....................................     123,360      102,573
                                                         ---------    ---------
Gross margin .........................................     131,033       78,394
                                                         ---------    ---------

Operating expenses:
  Research and development ...........................      63,158       64,406
  Selling, general and administrative ................      28,797       31,129
  Restructuring ......................................         (81)       3,360
  Acquisition-related costs ..........................      10,090        9,484
                                                         ---------    ---------
    Total operating expenses .........................     101,964      108,379
                                                         ---------    ---------
Operating income (loss) ..............................      29,069      (29,985)
Interest income ......................................       2,709        3,193
Interest expense .....................................      (2,868)      (4,676)
Other income and (expense), net ......................        (589)        (359)
                                                         ---------    ---------
Income (loss) before income taxes ....................      28,321      (31,827)
Provision for income taxes ...........................      (1,841)      (1,496)
                                                         ---------    ---------
      Net income (loss) ..............................   $  26,480    $ (33,323)
                                                         =========    =========

Basic net income (loss) per share ....................   $    0.22    $   (0.27)
                                                         =========    =========
Diluted net income (loss) per share ..................   $    0.16    $   (0.27)
                                                         =========    =========

Shares used in calculation of net income (loss):
    Basic ............................................     122,417      125,005
    Diluted ..........................................     171,832      125,005

                 The accompanying notes are an integral part of
               these Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                 ---------------------------
                                                                                   MARCH 28,      MARCH 30,
                                                                                     2004           2003
                                                                                 ------------   ------------
Cash flow from operating activities:
  Net income (loss) ..........................................................   $     26,480   $    (33,323)
  Adjustments to reconcile net income (loss) to net cash generated from operating activities:
    Depreciation and amortization ............................................         43,432         41,913
    Amortization of deferred stock compensation ..............................          1,232          4,958
    Loss on sales of property, plant and equipment ...........................             87              1
    Employee stock purchase assistance plan loan interest ....................           (695)          (896)
    Unrealized gain on foreign currency derivatives ..........................           (158)           (65)
    Asset impairment and other ...............................................           (612)           844
    Employee stock purchase assistance plan loan receivable reserve increase
     (decrease) ..............................................................         (7,752)           100
    Restructuring costs (credits) ............................................            (81)            --
    Services recognized for stock ............................................         (1,250)            --
    Minority interest ........................................................              7           (979)
    Deferred income taxes ....................................................            326            422
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable ......................................................        (24,097)        (3,224)
    Inventories ..............................................................          6,062          8,832
    Other assets .............................................................          1,396          4,599
    Accounts payable, accrued liabilities and other liabilities ..............         (7,142)        (8,713)
    Deferred income ..........................................................           (462)        (7,555)
    Income taxes payable .....................................................         (1,554)           382
                                                                                 ------------   ------------
      Net cash flow generated from operating activities ......................         35,219          7,296
                                                                                 ------------   ------------
Cash flow from investing activities:
  Purchase of investments ....................................................        (36,036)        (5,995)
  Proceeds from sale or maturities of investments ............................         24,023         24,247
  Acquisition of property, plant and equipment ...............................        (20,685)       (25,326)
  Proceeds from collection of employee stock purchase assistance plan loans,
   net .......................................................................         24,960            402
  Proceeds from the sale of equipment ........................................             --          1,125
  Other investments ..........................................................           (488)          (109)
  Cash acquired from Cascade acquisition .....................................            956             --
                                                                                 ------------   ------------
      Net cash flow used for investing activities ............................         (7,270)        (5,656)
                                                                                 ------------   ------------
Cash flow from financing activities:
  Proceeds from borrowings ...................................................             --         24,678
  Repayment of borrowings ....................................................         (1,818)            --
  Proceeds from issuance of stock under employee stock plans .................         15,747          7,224
  Extension of structured options, net .......................................          1,747             --
  Proceeds from repayments of stockholder notes receivable, net ..............            140             --
                                                                                 ------------   ------------
      Net cash flow generated from financing activities ......................         15,816         31,902
                                                                                 ------------   ------------
Net increase in cash and cash equivalents ....................................         43,765         33,542
Cash and cash equivalents, beginning of period ...............................        183,708         87,200
                                                                                 ------------   ------------
Cash and cash equivalents, end of period .....................................   $    227,473   $    120,742
                                                                                 ============   ============
Supplemental disclosure of non-cash information
  Common stock issued for acquisitions .......................................   $      6,011   $         --
  Customer prior advances used for equipment sale ............................   $         --   $      5,500

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                        CYPRESS SEMICONDUCTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED MARCH 28, 2004 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     Cypress Semiconductor Corporation ("Cypress") reports on a fiscal basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2004 will be a 53-week year. The three-month periods ended March 28, 2004 ("Q1 2004") and March 30, 2003 ("Q1 2003") each included thirteen weeks.

BASIS OF PRESENTATION

     In the opinion of the management of Cypress, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been reclassified to conform to current year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress's Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for Q1 2004 are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Cypress has a number of stock-based employee compensation plans. Cypress accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The following table illustrates the effect on net income (loss) and earnings (loss) per share if Cypress had applied the fair value recognition provisions SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.

                                                                                 THREE MONTHS ENDED
                                                                            ---------------------------
                                                                              MARCH 28,      MARCH 30,
(In thousands, except per share amounts)                                        2004           2003
-------------------------------------------------------------------------------------------------------
  Net income (loss), as reported                                            $     26,480   $    (33,323)
  Add: Total stock-based compensation expense reported in net income
        (loss), net related tax effect of zero                                     1,232          4,958
  Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect of
           zero                                                                  (20,062)        (9,368)
                                                                            ------------   ------------
  Pro forma net income (loss)                                               $      7,650   $    (37,733)
                                                                            ============   ============
  Income (loss) per share:
    Basic--as reported                                                      $       0.22   $      (0.27)
    Diluted--as reported                                                    $       0.16   $      (0.27)
    Basic--pro forma                                                        $       0.06   $      (0.30)
    Diluted--pro forma                                                      $       0.06   $      (0.30)

NOTE 2 - BUSINESS COMBINATIONS

     There was one acquisition in Q1 2004 and no acquisitions in Q1 2003.

ACQUISITION OF CASCADE SEMICONDUCTOR CORPORATION ("CASCADE")

     On January 6, 2004, Cypress acquired 100% of the outstanding common and preferred stock of Cascade Semiconductor Corporation, a company specializing in one-transistor (1T) Pseudo SRAM products for wireless applications, including cell phones. Cascade is part of Cypress's Memory business segment and Wireless Terminals market segment. The estimated fair value of assets acquired and liabilities assumed were included in Cypress's condensed consolidated balance sheet as of January 6, 2004, the effective date of the acquisition. The results of operations are included in Cypress's condensed consolidated results of operations subsequent to January 6, 2004. There were no significant differences between the accounting policies of Cypress and Cascade. Supplemental pro forma results of operations of Cascade for prior periods are not presented as they are not material.

     The total consideration for Cascade will be up to approximately $19.0 million in a combination of Cypress shares and cash. The purchase consideration related to the acquisition in Q1 2004 was $9.6 million consisting of initial shares issued upon closing (290,360 valued at $6.0 million) plus an additional $3.0 million in share consideration, to be issued in the fourth quarter of fiscal 2004, to former stockholders as a result of the achievement of the first milestone in Q1 2004, and $0.6 million in acquisition and related expenses. The remaining $9.4 million of consideration represents contingent consideration payable to employees based on either milestone achievement and employment conditions or employment conditions alone, through January 2007. Where the contingency is based on milestone achievements and employment conditions, no charge is recognized until the milestone condition has been reached at which point any contingent consideration will be recognized over the employment vesting period. Employment only contingent consideration is recognized over the employment vesting period. In Q1 2004, Cypress recorded a charge of $1.0 million related to the achievement of revenue milestones and employment service periods.

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

          (In thousands)
          ------------------------------------------------------------
          Current assets                                    $    7,960
          Current technology                                     6,289
          Non-compete agreements                                    65
                                                            ----------
          Total assets acquired                                 14,314
          Current liabilities                                   (4,719)
                                                            ----------
            Net assets acquired                                  9,595
                                                            ----------
            Total purchase consideration                    $    9,595
                                                            ==========

     The intangible assets are amortized using the straight-line method over their respective estimated useful lives of 24 months.

ACQUISITION COSTS

     Acquisition costs for Q1 2004 and Q1 2003 consisted of amortization of intangibles related to acquisitions.

NOTE 3 - CONSOLIDATION OF SUNPOWER CORPORATION ("SUNPOWER")

     Cypress gained effective control over SunPower in Q1 2003. As a result, effective the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in 2002 due to the existence of substantive participating rights of the minority shareholders. Cypress and its CEO own preferred stock of SunPower, which is convertible into common stock. As of March 28, 2004, Cypress and its CEO own approximately 57% and 6%, respectively, of SunPower on an as converted basis.

     As of March 28, 2004 and December 28, 2003, Cypress had loaned SunPower $36.2 million and $26.7 million, respectively, under various agreements. The amounts outstanding include Cypress's funding of SunPower's capital asset additions. Cypress is currently in negotiations with SunPower regarding future funding of its operations. In connection with current negotiations between Cypress and SunPower, Cypress has advanced SunPower $4.0 million. At March 28, 2004, Cypress is obligated under current agreements to fund SunPower $2.0 million through May 2004 at SunPower's option.

     All SunPower intercompany loans and transactions have been eliminated from the Consolidated Financial Statements.

NOTE 4 - GOODWILL AND INTANGIBLES

GOODWILL

     Cypress's goodwill is reported in the Non-memory business segment. The total value of goodwill reported as of March 28, 2004, in the Non-memory business segment was $322.2 million. There was no change to goodwill during the first quarter of fiscal 2004.

PURCHASED INTANGIBLES

     In Q1 2004, Cypress acquired Cascade Semiconductor Corporation (see Note 2 for further details on the acquisition). The acquisition resulted in a $6.3 million increase in gross value of purchased technology and a $0.1 million increase in gross value of non-compete agreements. The following table presents details of Cypress's total purchased finite lived intangible assets. Cypress does not have any recorded indefinite lived intangible assets other than goodwill.

     AS OF MARCH 28, 2004

                                                       ACCUMULATED
     (In thousands)                         GROSS     AMORTIZATION        NET
     ---------------------------------------------------------------------------
     Purchased technology                $   198,945  $   (156,227)   $   42,718
     Non-compete agreements                   18,715       (15,958)        2,757
     Patents, licenses and trademarks          6,704        (4,173)        2,531
     Other                                     4,600        (3,067)        1,533
                                         ---------------------------------------
       Total                             $   228,964  $   (179,425)   $   49,539
                                         =======================================

     AS OF DECEMBER 28, 2003

                                                       ACCUMULATED
     (In thousands)                          GROSS    AMORTIZATION       NET
     ---------------------------------------------------------------------------
     Purchased technology                $   192,656  $   (148,234)   $   44,422
     Non-compete agreements                   18,650       (14,436)        4,214
     Patents, licenses and trademarks          6,704        (3,788)        2,916
     Other                                     4,600        (2,877)        1,723
                                         ---------------------------------------
       Total                             $   222,610  $   (169,335)   $   53,275
                                         =======================================

     Amortization expense for Q1 2004 of $10.1 million associated with these acquired intangibles is included in acquisition-related costs in the statement of operations.

     The estimated annual amortization expense of purchased intangible assets is as follows:

          (In thousands)                                      AMOUNT
          ------------------------------------------------------------
          2004 (remaining nine months)                      $   26,149
          2005                                                  17,796
          2006                                                   2,912
          2007                                                     561
          2008                                                     312
          Thereafter                                             1,809
                                                            ----------
          Total                                             $   49,539
                                                            ==========

NOTE 5 - RESTRUCTURING

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

     Both restructuring events had been substantially completed at the end of fiscal 2003, with reserves remaining only for leases and employee benefits. The reserves will decrease over time for any estimated changes and as Cypress makes lease payments and employee benefit payments, which will be paid through the second quarter of fiscal 2004.

     The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2002 Restructuring Plan:

                                              PROPERTY, PLANT       LEASED
(In thousands)                                    & EQUIPMENT   FACILITIES   PERSONNEL       TOTAL
--------------------------------------------------------------------------------------------------
Q4 2002 Provision                             $        35,959   $    1,211   $   8,188   $  45,358
Non-cash charges                                          (39)          --         (40)        (79)
Cash charges                                              (50)        (524)     (5,276)     (5,850)
                                              ---------------   ----------   ---------   ---------
Balance at December 29, 2002                           35,870          687       2,872      39,429
Q1 2003 Provision                                          --           --       3,360       3,360
Non-cash charges                                       (2,413)          --          --      (2,413)
Cash charges                                              (98)          (2)     (2,263)     (2,363)
                                              ---------------   ----------   ---------   ---------
Balance at March 30, 2003                              33,359          685       3,969      38,013
Non-cash charges                                       (3,161)          --          --      (3,161)
Cash charges                                             (225)         (51)     (3,224)     (3,500)
Assets placed back into service                        (3,191)          --          --      (3,191)
                                              ---------------   ----------   ---------   ---------
Balance at June 29, 2003                               26,782          634         745      28,161
Q3 2003 Provision                                          --          788       1,752       2,540
Non-cash charges                                       (2,740)         113          --      (2,627)
Cash charges                                             (137)        (123)       (688)       (948)
Assets placed back into service                        (4,138)          --          --      (4,138)
                                              ---------------   ----------   ---------   ---------
Balance at September 28, 2003                          19,767        1,412       1,809      22,988
Q4 2003 Provision (benefit)                            (1,271)        (223)       (194)     (1,688)
Non-cash charges                                      (10,892)          --          --     (10,892)
Cash charges                                             (389)         (62)     (1,063)     (1,514)
Assets placed back into service                        (7,215)           1           2      (7,212)
                                              ---------------   ----------   ---------   ---------
Balance at December 28, 2003                               --        1,128         554       1,682
Q1 2004 Provision (benefit)                                --          (56)         --         (56)
Cash charges                                               --          (68)       (299)       (367)
                                              ---------------   ----------   ---------   ---------
Balance at March 28, 2004                     $            --   $    1,004   $     255   $   1,259
                                              ---------------   ----------   ---------   ---------

     In Q1 2004, restructuring credits in the condensed statement of operations are eighty-one thousand dollars. This is comprised of a fifty-six thousand dollar benefit for an adjustment to lease facility accruals and a twenty-five thousand dollar adjustment to fixed assets decommission cost accruals.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan:

                                              PROPERTY, PLANT       LEASED
(In thousands)                                    & EQUIPMENT   FACILITIES   PERSONNEL       TOTAL
--------------------------------------------------------------------------------------------------
Initial provision in September 30, 2001       $       113,350   $    4,079   $  14,684   $ 132,113
Non-cash charges                                       (5,145)          --      (8,970)    (14,115)
Cash charges                                             (380)         (53)     (3,836)     (4,269)
                                              ---------------   ----------   ---------   ---------
Balance at September 30, 2001                         107,825        4,026       1,878     113,729
Non-cash charges                                       (2,124)          --         (86)     (2,210)
Cash charges                                           (1,239)        (160)       (407)     (1,806)
                                              ---------------   ----------   ---------   ---------
Balance at December 30, 2001                          104,462        3,866       1,385     109,713
Provision                                                  --           --       1,595       1,595
Non-cash charges                                       (5,096)          --          --      (5,096)
Cash charges                                             (147)        (375)     (1,581)     (2,103)
                                              ---------------   ----------   ---------   ---------
Balance at March 31, 2002                              99,219        3,491       1,399     104,109
Cash charges                                             (151)        (503)       (553)     (1,207)
Assets placed back into service                       (13,217)          --          --     (13,217)
                                              ---------------   ----------   ---------   ---------
Balance at June 30, 2002                               85,851        2,988         846      89,685
Provision                                               3,378        2,761       3,251       9,390
Non-cash charges                                      (12,316)          --        (924)    (13,240)
Cash charges                                             (484)        (502)     (1,039)     (2,025)
Assets placed back into service                        (9,545)          --          --      (9,545)
                                              ---------------   ----------   ---------   ---------
Balance at September 29, 2002                          66,884        5,247       2,134      74,265
Provision (benefit)                                        --           --        (701)       (701)
Non-cash charges                                      (12,786)          --          --     (12,786)
Cash charges                                             (419)        (582)       (799)     (1,800)
                                              ---------------   ----------   ---------   ---------
Balance at December 29, 2002                           53,679        4,665         634      58,978
Non-cash charges                                      (16,046)          --          --     (16,046)
Cash charges                                             (862)        (674)       (540)     (2,076)
                                              ---------------   ----------   ---------   ---------
Balance at March 30, 2003                              36,771        3,991          94      40,856
Non-cash charges                                       (1,206)          --          --      (1,206)
Cash charges                                             (471)        (739)       (115)     (1,325)
Assets placed back into service                           (64)          --          21         (43)
                                              ---------------   ----------   ---------   ---------
Balance at June 29, 2003                               35,030        3,252          --      38,282
Provision (benefit)                                    (8,063)          --          --      (8,063)
Non-cash charges                                      (10,915)          --          --     (10,915)
Cash charges                                              (74)        (520)         --        (594)
                                              ---------------   ----------   ---------   ---------
Balance at September 28, 2003                          15,978        2,732          --      18,710
Provision (benefit)                                    (2,696)         645          --      (2,051)
Non-cash charges                                      (11,549)          --          --     (11,549)
Cash charges                                             (233)        (631)         --        (864)
Assets placed back into service                        (1,500)          --          --      (1,500)
                                              ---------------   ----------   ---------   ---------
Balance at December 28, 2003                               --        2,746          --       2,746
Cash charges                                               --         (328)         --        (328)
                                              ---------------   ----------   ---------   ---------
Balance at March 28, 2004                     $            --   $    2,418   $      --   $   2,418
                                              ---------------   ----------   ---------   ---------

NOTE 6 - BALANCE SHEET COMPONENTS

ACCOUNTS RECEIVABLE, NET

                                                MARCH 28,      DECEMBER 28,
     (In thousands)                               2004             2003
     ----------------------------------------------------------------------
     Accounts receivable, gross               $    146,638     $    116,877
     Allowance for doubtful accounts and
      customer returns                              (3,677)          (3,309)
                                              -----------------------------
          Accounts receivable, net            $    142,961     $    113,568
                                              =============================

INVENTORIES

                                                MARCH 28,      DECEMBER 28,
     (In thousands)                               2004             2003
     ----------------------------------------------------------------------
     Raw materials                            $      2,481     $      3,007
     Work-in-process                                37,147           43,669
     Finished goods                                 28,092           25,409
                                              -----------------------------
          Inventories                         $     67,720     $     72,085
                                              =============================

OTHER CURRENT ASSETS

                                                MARCH 28,      DECEMBER 28,
     (In thousands)                               2004             2003
     ----------------------------------------------------------------------
     Employee stock purchase assistance
      plan, net                               $     47,798     $     64,311
     Deferred tax assets                            31,096           35,109
     Prepaid expenses                               20,731           22,818
     Other current assets                           12,465           11,887
                                              -----------------------------
          Other current assets                $    112,090     $    134,125
                                              =============================

OTHER ASSETS

                                                MARCH 28,      DECEMBER 28,
     (In thousands)                               2004             2003
     ----------------------------------------------------------------------
     Restricted cash                          $     63,005     $     62,814
     Key employee deferred compensation plan        18,804           18,700
     Long-term marketable securities               118,686          113,641
     Limited liability partnership
      investments (see Note 7)                       5,217            4,796
     Other                                          31,661           30,781
                                              -----------------------------
          Other assets                        $    237,373     $    230,732
                                              =============================

OTHER CURRENT LIABILITIES

                                                MARCH 28,      DECEMBER 28,
     (In thousands)                               2004             2003
     ----------------------------------------------------------------------
     Customer advances                        $     16,040     $     25,081
     Accrued interest payable                        3,088            1,783
     Sales representative commissions                5,744            4,786
     Accrued royalties                               4,142            3,426
     Current portion of long-term debt               7,017            7,017
     Key employee deferred compensation plan        24,024           23,828
     Other                                          25,333           21,673
                                              -----------------------------
          Other current liabilities           $     85,388     $     87,594
                                              =============================

DEFERRED INCOME TAXES AND OTHER TAX LIABILITIES

                                                MARCH 28,      DECEMBER 28,
     (In thousands)                               2004             2003
     ----------------------------------------------------------------------
     Deferred income taxes                    $     31,347     $     35,109
     Non-current tax liabilities                    66,220           66,145
                                              -----------------------------
     Total deferred income taxes and other
      tax liabilities                         $     97,567     $    101,254
                                              =============================

NOTE 7 - FINANCIAL INSTRUMENTS

     Available-for-sale securities held by Cypress as of March 28, 2004 and December 28, 2003 are as follows:

                                                            GROSS UNREALIZED   GROSS UNREALIZED
(In thousands)                                    COST           GAINS              LOSSES        FAIR MARKET VALUE
-------------------------------------------------------------------------------------------------------------------
MARCH 28, 2004
Cash equivalents:
    Commercial paper                          $     8,740   $             --   $             --   $           8,740
    Federal agency notes                            7,998                  1                 --               7,999
    Money market funds                            151,713                 --                 --             151,713
    Municipal bonds                                 1,000                 --                 --               1,000
    Corporate bonds                                16,820                 --                 --              16,820
    Auction rate certificates                      21,675                 --                 --              21,675
    Preferred Stock                                 1,325                 --                 --               1,325
                                              ---------------------------------------------------------------------
          Total cash equivalents              $   209,271   $              1   $             --   $         209,272
                                              ---------------------------------------------------------------------

Short-term investments:
    Corporate notes/bonds                     $    16,274   $             48   $             (5)  $          16,317
    Federal agency notes                            5,169                 22                 --               5,191
    Commercial paper                                  997                 --                 --                 997
                                              ---------------------------------------------------------------------
          Total short-term investments        $    22,440   $             70   $            (5)   $          22,505
                                              ---------------------------------------------------------------------

Long-term marketable securities:
    Corporate notes/bonds                     $    69,405   $            505   $            (10)  $          69,900
    Federal agency notes                           48,562                234                (10)             48,786
                                              ---------------------------------------------------------------------
          Total long-term marketable
           securities                         $   117,967   $            739   $            (20)  $         118,686
                                              ---------------------------------------------------------------------

                                              ---------------------------------------------------------------------
Total                                         $   349,678   $            810   $            (25)  $         350,463
                                              ---------------------------------------------------------------------

                                                            GROSS UNREALIZED   GROSS UNREALIZED
(In thousands)                                    COST           GAINS              LOSSES        FAIR MARKET VALUE
-------------------------------------------------------------------------------------------------------------------
DECEMBER 28, 2003
Cash equivalents:
          Commercial paper                    $    18,995   $             --   $             --   $          18,995
          Federal agency notes                     20,095                 --                 (2)             20,093
          Money market funds                      105,267                 --                 --             105,267
          Municipal bonds                           9,754                 --                 --               9,754
          Corporate bonds                           3,996                 --                 --               3,996
          Auction rate certificates                21,930                 --                 --              21,930
                                              ---------------------------------------------------------------------
          Total cash equivalents              $   180,037   $             --   $             (2)  $         180,035
                                              ---------------------------------------------------------------------

Short-term investments:
          Corporate notes/bonds               $    12,708   $             37   $            (13)  $          12,732
          Federal agency notes                      2,175                  2                 --               2,177
                                              ---------------------------------------------------------------------
          Total short-term investments        $    14,883   $             39   $            (13)  $          14,909
                                              ---------------------------------------------------------------------

Long-term marketable securities:
          Corporate notes/bonds               $    66,096   $            196   $           (112)  $          66,180
          Federal agency notes                     47,415                 91                (45)             47,461
                                              ---------------------------------------------------------------------
            Total long-term marketable
             securities                       $   113,511   $            287   $           (157)  $         113,641
                                              ---------------------------------------------------------------------

                                              ---------------------------------------------------------------------
Total                                         $   308,431   $            326   $           (172)  $         308,585
                                              ---------------------------------------------------------------------

     Proceeds from or maturities of available-for-sale securities were $24.0 million and $24.2 million, respectively, for the fiscal quarters ended March 28, 2004 and March 30, 2003. Realized gains and (losses) for the fiscal quarters ended March 28, 2004 and March 30, 2003 were zero and $0.6 million, respectively.

     In addition to the above available-for-sale investments, Cypress has liquid investments in two limited liability partnerships. Cypress is a limited partner in the partnerships and as does not participate in the management or control of the partnerships. The limited liability partnerships invest primarily in securities traded on a national securities exchange and the general partner in the partnership controls the operating and financial policies of the partnership. The limited liability partnerships account for those investments using mark-to-market accounting in accordance with generally accepted accounting principles in the United States. Cypress's investments in the partnerships are not significant to Cypress's operations and effectively represent investments primarily in equity securities by Cypress.

     At March 28, 2004, Cypress's investment in each of the partnerships represented an ownership interest of approximately 9.8% and 13.8% and amounted to $5.2 million in total. While our investment percentage in the partnerships is not significant, generally accepted accounting principles require that we account for the investment using the equity method of accounting when the investment represents more than 3% of the limited liability partnership, without regard to the limited partners influence over the partnerships operating and financial policies.

     At the end of fiscal 2003, Cypress ownership interest in the two limited liability partnerships amounted to $4.8 million in total with the increase of $0.4 million in Q1 2004 being a result of an unrealized gain on the investments.

     We classify these investments in Other assets in the condensed consolidated financial statements (see Note 6). The net income of the two limited liability partnerships for Q1 2004 was $4.6 million.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

GUARANTEES AND PRODUCT WARRANTIES

     Cypress applies the disclosure provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. As of March 28, 2004, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. The following is a description of significant arrangements to which Cypress is a guarantor:

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

     It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Cypress's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Cypress under these agreements did not have a material effect on Cypress's business, financial condition or results of operations. Cypress believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

     PRODUCT WARRANTIES

     Cypress estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Cypress's warranty accrual are costs for limited warranties and extended warranty coverage. Future costs for warranties applicable to revenue recognized in the current period are charged to Cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. As of March 28, 2004 and December 28, 2003, warranty reserves were $2.7 million and $2.4 million, respectively. Warranty costs have not historically been significant as a percentage of revenue.

     However, for products sold in the automotive sector, Cypress may face product liability claims that are disproportionately higher than the value of the products involved. These costs might include, but are not limited to, labor and other costs of replacing defective parts, lost profits and other damages. If Cypress is required to pay for damages resulting from quality or performance issues in Cypress's automotive products, Cypress's results of operations and business could be adversely affected. Cypress's revenue from products sold in the automotive sector was $2.2 million in Q1 2004.

                                                 THREE MONTHS ENDED
                                              -------------------------
                                               MARCH 28,     MARCH 30,
          (In thousands)                          2004          2003
          -------------------------------------------------------------
          Warranty Reserve:
            Beginning balance                 $     2,364   $     1,839
            Warranties paid                        (2,336)       (1,796)
            Provision for warranty reserve          2,704         1,821
                                              -------------------------
              Ending balance                  $     2,732   $     1,864
                                              =========================

SUNPOWER CORPORATION

     See Note 3 for discussion of Cypress's funding obligations to SunPower.

CONTINGENT MILESTONES AND REVENUE BASED COMPENSATION

     For the fiscal quarters ended March 28, 2004 and March 30, 2003, contingent milestone/revenue-based compensation charges tied to continued employment related to acquisitions were $1.5 million and $1.6 million, respectively. These charges are included primarily in research and development in the condensed consolidated statements of operations. The aggregate amount of future contingent cash compensation that could be paid under all acquisition agreements assuming all milestones are met is $11.0 million as of March 28, 2004. Included in the $11.0 million aggregate contingent cash compensation is a $6.3 million contingency, relating to an acquisition, that could be paid at Cypress's discretion, in equivalent Cypress common stock instead of cash. In addition, Cypress could be required to pay amounts in Cypress common shares with the maximum equivalent share payout based in dollar amounts being $3.1 million and the maximum share based payout being 0.3 million shares.

LITIGATION AND ASSERTED CLAIMS

     In January 2002, Cypress was contacted by Syndia Corporation ("Syndia"), which alleged that Cypress infringed two patents on which Mr. Jerome Lemelson was named as the inventor (see the Lemelson Partnership discussion below). These two patents are related to three of the non-stayed patents in the Lemelson Partnership litigation in Arizona. In Q1 2003, Cypress was informed that the United States Patent and Trademark Office is reexamining these two patents. In Q4 2003, Cypress was informed that one of the two patents (U.S. Patent No. 4,702,808) had completed reexamination and many of the original claims, as well as some new and amended claims, have been allowed. Furthermore, Cypress was informed in the second quarter of fiscal 2003 ("Q2 2003") that Syndia had been sued by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in the United States District Court of the Northern District of California, in a declaratory judgment action alleging these two Syndia patents are invalid, unenforceable and not infringed. Cypress has been informed that this case has settled and the terms of the settlement are confidential. Cypress has reviewed and investigated the allegations by Syndia. Cypress believes that it has meritorious defenses to these allegations, and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should Syndia sue Cypress and should the outcome of the action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

     In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted Cypress and charged that Cypress infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson's estate. On February 26, 1999, the Lemelson Partnership sued Cypress and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada on the same 14 patents. On January 23, 2004, the Nevada court held in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed; these 14 patents remain stayed in our case until a non-appealable judgment is entered on the patents. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Thus, there are currently four patents that are not stayed in this litigation. A bench trial (i.e. a trial with no jury) on only the defenses relating to Lemelson's alleged fraud in obtaining the four non-stayed patents was held on February 4, 2003. In the fourth quarter of 2003, the Judge's ruling on the trial was issued, ruling that none of the four patents was unenforceable due to fraud. The case is proceeding in the "claim construction" (i.e. patent claim interpretation) phase on the four non-stayed patents, and the date for conclusion of the claim construction briefing is expected to be in the second or third quarter of fiscal 2004. After the claim construction briefing has concluded, the judge may request a claim construction hearing or may take the matter under submission on the briefs. Cypress has reviewed and investigated the allegations in both Lemelson's original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress's business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

NOTE 9 - DEBT AND EQUITY TRANSACTIONS

OPTION CONTRACTS

     At March 28, 2004, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, that were originally entered into in 2001, which are classified in stockholders' equity in the accompanying condensed consolidated balance sheet. The contracts require physical settlement. During Q1 2004, the contracts were extended, resulting in net cash inflows of $1.7 million. Currently the contracts are scheduled to expire in May 2004. Upon expiration of the options, if Cypress's stock price is above the threshold price of $21.00 per share, Cypress will receive a settlement value totaling $30.3 million in cash. If Cypress's stock price is below the threshold price of $21.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended.

DEFERRED STOCK-BASED COMPENSATION

     Cypress records provisions for deferred stock compensation related to acquisitions. There was no such provision recorded in Q1 2004. Stock compensation expense is recognized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years.

     The following table presents details of the deferred stock compensation expense:

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 28,      MARCH 30,
     (In thousands)                                     2004           2003
     --------------------------------------------------------------------------
     Cost of revenues                                $        --   $        404
     Selling, general and administrative                      --            131
     Research and development                              1,232          4,423
                                                     --------------------------
         Total deferred stock compensation expense   $     1,232   $      4,958
                                                     ==========================

NOTE 10 - COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income, net of tax, were as follows:

                                                      MARCH 28,    DECEMBER 28,
     (In thousands)                                      2004          2003
     --------------------------------------------------------------------------
     Accumulated net unrealized gain on
      available-for-sale investments                 $       470   $         92
     Accumulated net unrealized gain on
      derivatives                                          1,301          1,301
                                                     --------------------------
         Total accumulated other
          comprehensive income                       $     1,771   $      1,393
                                                     ==========================

     The components of comprehensive income (loss) for the three months ended, net of tax, were as follows:

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 28,      MARCH 30,
     (In thousands)                                      2004          2003
     --------------------------------------------------------------------------
     Net income (loss)                               $    26,480   $    (33,323)
     Unrealized gain (loss) on
      available-for-sale securities                          378         (1,291)
     Unrealized gain (loss) on derivatives                    --           (237)
                                                     --------------------------
         Comprehensive income (loss)                 $    26,858   $    (34,851)
                                                     ==========================

NOTE 11 - FOREIGN CURRENCY DERIVATIVES

     Cypress purchases capital equipment from time to time using foreign currencies and has foreign subsidiaries that operate and sell Cypress's products in various global markets. As a result, Cypress is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts, to manage the exposures associated with forecasted purchases of equipment and net asset or liability positions. Cypress does not enter into derivative financial instruments for speculative or trading purposes.

     Cypress estimates the fair value of its forward contracts based on changes in forward rates from published sources. Cypress accounts for its hedges of committed purchases of equipment as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in other comprehensive income in stockholders' equity. Amounts deferred in other comprehensive income will be recorded in the statement of operations in the period in which the underlying transactions impact earnings. At March 28, 2004, the effective portion of unrealized gains on cash flow hedges recorded in other comprehensive income was $1.3 million net of tax. Ineffective hedges are recorded in other income and (expense), net and were zero for the three months ended March 28, 2004 and ($0.3) million for the three months ended March 30, 2003.

     Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction losses and gains on the underlying balances being hedged. As of March 28, 2004, Cypress held forward contracts with an aggregate notional value of $2.6 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) were $0.4 million for Q1 2004 compared to zero for Q1 2003. The amounts are included in other income and (expense), net in the condensed consolidated statements of operations.

NOTE 12 - INCOME TAXES

     Cypress's effective income tax rate for Q1 2004 was 6.5% resulting in a tax provision of $1.8 million, as compared with a 4.7% effective income tax rate and a tax provision of $1.5 million for Q1 2003. The tax provision for both periods is attributable to income earned in certain countries that is not offset by current year net operating losses in other countries, and alternative minimum taxes. The future tax benefit of certain losses is not currently recognized due to management's assessment of the likelihood of realization of these benefits. On an ongoing basis, Cypress's effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

NOTE 13 - 2001 EMPLOYEE STOCK PURCHASE ASSISTANCE PLAN

     On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (the "Plan"). The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. The loans were granted to executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Loans to executive officers represented approximately 4.3% of the total original loans granted. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds from the loan(s), the proceeds of the sale must first be used to repay the interest and then the principal on the loan(s) before being received by the Plan participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, who are also named corporate officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually.

     As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense of $0.5 million in Q1 2004 and $1.3 million in Q1 2003 to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at March 28, 2004 totaled $5.7 million. As of March 28, 2004, loans (including accrued interest) outstanding under the Plan net of loss reserve were $47.8 million, as compared to $64.3 million at December 28, 2003. This balance is classified on the consolidated balance sheet within other current assets. Cypress has established a loss reserve representing an amount for estimated uncollectible balances, with changes in the loss reserve recognized in Selling, general and administrative expenses. In determining this loss reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. To date, there have been immaterial write-offs. At March 28, 2004 and December 28, 2003, the loss reserve was $8.4 million and $16.2 million, respectively.

     In Q1 2004, Cypress instituted a program, announced in October 2003, aimed at minimizing losses resulting from these employee loans. Under this program, employees other than executive officers were required to execute either a sell limit order or a stop loss order on the collateral stock once common stock price exceeds the employee's break-even point. Executive officers were precluded from participating in the stop loss program as a result of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits material modifications to any term of a loan to an executive officer. If the common stock price declines to the stop loss price, the collateral stock is sold and the proceeds utilized to repay the employee's outstanding loan to Cypress. The employee loans remain callable and Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees' personal assets should the employees not repay these loans.

NOTE 14 - EARNINGS (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income
(loss) per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities include stock options and shares issuable upon the conversion of convertible debt. The following table sets forth the computation of basic and diluted net income per share:

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 28,      MARCH 30,
     (In thousands, except per share amounts)            2004          2003
     --------------------------------------------------------------------------
     BASIC:
     Net income (loss) attributable to common
      shareholders                                   $    26,480   $    (33,323)
                                                     --------------------------
     Weighted-average common shares                      122,417        125,005
                                                     --------------------------
     Basic net income (loss) per share               $      0.22   $      (0.27)
                                                     --------------------------

     DILUTIVE:
     Net income (loss) attributable to common
      shareholders                                   $    26,480   $    (33,323)
     Interest on 1.25% Notes, net of taxes                 1,315             --
     Bond issuance costs on 1.25% Notes, net of
      taxes                                                  651             --
     Other                                                  (119)            --
                                                     --------------------------
     Net income (loss) for diluted computation       $    28,327   $    (33,323)
                                                     --------------------------
     Weighted-average common shares                      122,417        125,005
      Effect of dilutive securities:
       1.25% Notes                                        33,103             --
       Stock options                                      16,091             --
       Other                                                 221             --
                                                     --------------------------
     Adjusted weighted average common shares and
      assumed conversions                                171,832        125,005
                                                     ==========================

     Diluted net income (loss) per share             $      0.16   $      (0.27)
                                                     ==========================

     For the three months ended Q1 2004, diluted earnings per share included approximately 33.1 million shares assuming conversion of the 1.25% Convertible Subordinated Notes ("1.25% Notes") and payment of the $300 portion of each note in cash rather than common stock. Each $1,000 principal value 1.25% Notes issued in June 2003, is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. Cypress, at its option may pay the $300 in shares of common stock, subject to certain conditions. Cypress currently intends to pay the $300 in cash rather than shares of common stock. As a result, for purposes of determining Cypress's diluted earnings per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, earnings in the diluted earnings per share calculation are adjusted by 70% of the interest expense and bond issuance costs. For a detailed description of our 1.25% Notes refer to our Annual Report on Form 10-K for the year ended December 28, 2003.

     For the three months ended Q1 2004, the shares of common stock issuable upon the assumed conversion of Cypress convertible 3.75% subordinated notes were excluded from the calculation of diluted net loss per share as the effect was anti-dilutive.

     For the three months ended Q1 2003, outstanding options were excluded from the calculation of diluted net loss per share, as the effect was anti-dilutive. Total outstanding options to purchase common stock at the end of Q1 2003 were
39.4 million shares at a weighted-average exercise price of $13.82.

     For the three months ended Q1 2003, the shares of common stock issuable upon the assumed conversion of all our convertible subordinated notes were excluded from the calculation of diluted net loss per share as the effect was anti-dilutive.

NOTE 15 - SEGMENT REPORTING

     Cypress has two reportable business segments, Memory Products and Non-memory Products. The Memory Products business segment includes Static Random Access Memories ("SRAMs") and is characterized by high unit sales volume and generally subject to greater pricing pressures. The Non-memory Products business segment includes data communication devices, programmable logic products, specialty memories, timing and interface products.

     In addition, Cypress reports its product offerings by market segment in order to provide enhanced focus on serving end markets. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development spending. The Wide Area Networks ("WAN") and Storage Area Networks ("SAN") segment helps to provide product definition in the networking arena. The Wireless Terminals ("WIT") and Wireless Infrastructure ("WIN") segment helps focus Cypress's efforts in the wireless space. The Computation and Consumer market segment includes products used in computers, peripherals and other applications. The Cypress Subsidiaries segment includes the operations of Cypress's subsidiaries; Silicon Light Machines, Silicon Magnetic Systems, Cypress Microsystems and SunPower Corporation.

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

     The tables below set forth information about the reportable business segments for the three months ended March 28, 2004 and March 30, 2003. Cypress does not allocate interest income and expense, income taxes or acquisition-related costs and restructuring charges to its segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 28,      MARCH 30,
     (In thousands)                                      2004          2003
     --------------------------------------------------------------------------
     Memory                                          $   105,630   $     67,810
     Non-memory                                          148,763        113,157
                                                     --------------------------
       Total consolidated revenues                   $   254,393   $    180,967
                                                     ==========================

Business Segment Income (Loss) before Provision for Income Taxes

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 28,      MARCH 30,
     (In thousands)                                      2004          2003
     --------------------------------------------------------------------------
     Memory                                          $    11,006   $     (7,254)
     Non-memory                                           28,173         (9,887)
     Restructuring and acquisition costs                 (10,110)       (12,844)
     Interest income                                       2,709          3,193
     Interest expense                                     (2,868)        (4,676)
     Other income and (expense), net                        (589)          (359)
                                                     --------------------------
       Income (loss) before provision for income
        taxes                                        $    28,321   $    (31,827)
                                                     ==========================

MARKET SEGMENT INFORMATION

     Cypress does not allocate interest income and expense, income taxes, acquisition costs or non-recurring items to segments. Cypress does not allocate assets to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 28,      MARCH 30,
     (In thousands)                                      2004          2003
     --------------------------------------------------------------------------
     Wide area networks / storage area networks      $    83,928   $     55,617
     Wireless terminals / wireless infrastructure         77,959         57,491
     Computation and consumer                             82,377         60,365
     Cypress subsidiaries                                 10,129          7,494
                                                     --------------------------
       Total consolidated revenues                   $   254,393   $    180,967
                                                     ==========================

Market Segment Income (Loss) Before Provision for Income Taxes

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 28,      MARCH 30,
     (In thousands)                                      2004          2003
     --------------------------------------------------------------------------
     Wide area networks / storage area networks      $    13,313   $    (10,709)
     Wireless terminals / wireless infrastructure         14,219         (2,146)
     Computation and consumer                             18,429          2,429
     Cypress subsidiaries                                 (6,782)        (6,715)
     Restructuring and acquisition costs                 (10,110)       (12,844)
     Interest income                                       2,709          3,193
     Interest expense                                     (2,868)        (4,676)
     Other income and (expense), net                        (589)          (359)
                                                     --------------------------
       Income (loss) before provision for income
        taxes                                        $    28,321   $    (31,827)
                                                     ==========================

     International revenues accounted for 64.2% for the three months ended Q1 2004 compared to 61.1% for the three months ended Q1 2003.

     Sales to Arrow Electronics, Inc., one of Cypress's distributors, accounted for 14.6% of total revenues for the three months ended Q1 2004. No individual distributors accounted for greater than 10.0% of total revenues for the three months ended Q1 2003.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        CYPRESS SEMICONDUCTOR CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FOR THE THREE MONTH PERIOD ENDED MARCH 28, 2004

     The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results (including expectations for revenues and gross margin in 2004) and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, capital expenditures, future acquisitions, the financing of SunPower Corporation, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, when we expect to generate positive cash flow from operations, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends," and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" below and elsewhere in this report.

EXECUTIVE SUMMARY

     We design, develop, manufacture and market a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. We have four product divisions and four subsidiaries, organized into two business segments: our Memory products and Non-memory products groups. In addition, in order to enhance our focus on the communications market and our end customers, we report information by the following market segments: Wide Area Networks and Storage Area Networks ("WAN/SAN"); Wireless Infrastructure and Wireless Terminal ("WIN/WIT"); Computation and consumer; and our Cypress Subsidiaries.

     The semiconductor industry continued its recovery in the first quarter of 2004, which translated into a broad market improvement for us. We had sequential improvements in revenue, gross margin and operating results compared to the fiscal quarter ended March 30, 2003 ("Q1 2003"). This resulted in net income of $26.5 million in the fiscal quarter ended March 28, 2004 ("Q1 2004") compared to a net loss of $33.3 million in Q1 2003.

     Our revenues for Q1 2004 were $254.4 million, an increase of $73.4 million or 40.6% compared to revenues for Q1 2003. The revenue increase in Q1 2004 compared to Q1 2003 is primarily attributable to an increase in unit shipments. Our revenues have improved across all of our market segments. In general, as we look ahead for the rest of 2004, we believe the outlook to be a growth year both for the semiconductor industry and ourselves. Our belief is based upon signs we are seeing in the communications recovery and the already strong consumer and wireless markets. We expect revenue for fiscal 2004 to be up approximately 30% over 2003 fiscal revenue as a result of increased unit shipments and stable ASPs.

     As is typical in the semiconductor industry, ASPs of products generally decline over the lifetime of the products. To increase revenues, we seek to expand our market share in the markets we currently serve and to introduce and sell new products with higher ASPs. We will seek to remain competitive with respect to our pricing to prevent a further decline in sales.

     Our gross margin improved to 51.5% in Q1 2004 compared to 43.3% in Q1 2003. The improvement in gross margin as a percentage of sales was primarily due to a decrease in unit manufacturing costs, which was driven by increased unit sales and improved efficiencies of our manufacturing facilities. We expect gross margin percentage to increase to 54.0% in the ensuing quarter, due to changes in product mix and additional manufacturing efficiencies, and continue at that level for the remainder of fiscal 2004.

     Research and development and Selling, general and administrative expenses for Q1 2004 were $3.7 million lower than Q1 2003 primarily due to a $7.8 million reduction in reserves related to our 2001 Employee Stock Purchase Assistance Plan ("SPAP") loans receivable, as a result of significant reductions in outstanding balances due to collection of loans from employees. This reduction was partially offset by an increase in labor costs and sales commissions.

     Our total cash, cash equivalents, short-term investments, long-term investments, and restricted cash increased $57.0 million during Q1 2004. The increase was primarily due to operating cashflow of $35.2 million and cash received from employee stock purchases and option exercises of $15.7 million.

RESULTS OF OPERATIONS

     BUSINESS SEGMENT NET REVENUES

                                                   THREE MONTHS ENDED
                                          -------------------------------------
                                           MARCH 28,    MARCH 30,        %
          (In thousands)                      2004         2003        CHANGE
          ---------------------------------------------------------------------
          Memory                          $   105,630  $    67,810         55.8%
          Non-memory                          148,763      113,157         31.5%
                                          -------------------------------------
            Total consolidated revenues   $   254,393  $   180,967         40.6%
                                          =====================================

     Revenues from the sale of Memory products for Q1 2004 increased $37.8 million or 55.8% versus revenues from the sale of these products for Q1 2003. Memory product units increased 36.6% in Q1 2004 compared to Q1 2003. The increase in unit sales was driven primarily by two of our Static Random Access Memory ("SRAM") products, Synchronous SRAMs and Micropower SRAMs. In Q1 2004, ASPs increased due to an increase in the average density (Mbits/unit) of SRAM products sold compared to Q1 2003. We use average ASP/Mbit as an indication of the magnitude of price change for Memory products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined by 33.0% in Q1 2004 compared to Q1 2003, while total megabits sold increased by 133.8% in the same period. These changes were primarily due to our sales of 1T products in Q1 2004 of $16.1 million compared to zero sales in Q1 2003.

     Revenues from the sale of Non-memory products for Q1 2004 increased $35.6 million or 31.5% versus revenues from the sale of these products for Q1 2003. Non-memory product unit sales increased 45.9% compared to Q1 2003, reflecting an increase in unit sales from our Universal Serial Bus ("USB") family of products, Programmable Clocks, Timing Distribution Products, Programmable-Logic Devices ("PLDs") and adoption of our Network Search Engine ("NSEs") products offset by reduced demand for our Neuron products.

MARKET SEGMENT REVENUES

                                                    THREE MONTHS ENDED
                                             ----------------------------------
                                              March 28,    March 30,     %
   (In thousands)                                2004         2003     CHANGE
-------------------------------------------------------------------------------
   Wide area networks/storage area networks  $    83,928  $    55,617      50.9%
   Wireless terminals/wireless
    infrastructure                                77,959       57,491      35.6%
   Computation and consumer                       82,377       60,365      36.5%
   Cypress subsidiaries                           10,129        7,494      35.2%
                                             ----------------------------------
     Total consolidated revenues             $   254,393   $  180,967      40.6%
                                             ==================================

     Revenues from the sale of WAN/SAN products for Q1 2004 increased $28.3 million or 50.9% compared to Q1 2003. Improvement in the overall enterprise networking market has been followed by increases in broader-based networking sales. WAN/SAN product revenues increased as compared to Q1 2003 due primarily to increased demand for our network search engines. This segment also experienced growth due to our acquisition of Micron Technology, Inc.'s high-performance communications orientated SRAM product portfolio inventory in the second quarter of 2003.

     Revenues from the sale of WIT/WIN products for Q1 2004 increased $20.5 million or 35.6% compared to Q1 2003. The revenue increase is attributable in part to strength in the handset business and a continued shift to a higher-density SRAM product mix. Revenue in this segment is dominated by our More Battery Life ("MoBL") and MicroPower SRAM product families.

     Revenues from the sale of Computation and consumer products for Q1 2004 increased $22.0 million or 36.5% compared to Q1 2003. In the computation sector, PC-related demand grew due to the increase in the adoption rate of USB 2.0 technology, a serial plug-and-play connection standard for PCs and peripherals. Growth in the consumer sector was driven primarily by sales of our programmable clocks.

     Revenues from the Cypress subsidiaries for Q1 2004 increased $2.6 million or 35.2% compared to Q1 2003. The growth was driven by increased Programmable System on a Chip ("PsoC") product revenue from Cypress MicroSystems ("CMS"), and increased non-recurring engineering revenue, product revenue, and license revenue from Silicon Light Machines ("SLM").

COST OF REVENUES/GROSS MARGIN

     Costs of revenues were $123.4 million and $102.6 million in Q1 2004 and Q1 2003, respectively. This resulted in gross margins of 51.5% in Q1 2004 and 43.3% in Q1 2003.

     The 8.2% increase in Q1 2004 gross margin percentage compared to Q1 2003 is attributable to the continued ramp of our 0.15-micron CMOS and 0.13-micron CMOS manufacturing processes resulting in lower unit costs, and the increased utilization of our wafer fabs.

     During Q1 2004, our gross margin benefited as a result of the sale of Q3 2001 previously reserved inventory. The incremental gross profit benefit was 1.2% in Q1 2004, compared to an incremental gross profit benefit of 1.5% in Q1 2003. The amount of Q3 2001 previously reserved inventory that remained on hand at March 28, 2004, was $14.3 million.

     We had gross margin improvements in all of our business and market segments in Q1 2004 compared to Q1 2003 as a result of improved revenues in Q1 2004 compared to Q1 2003.

     We are continuing our strong emphasis on new product development and improvements in manufacturing technologies and yields, which we expect to reduce manufacturing costs and help offset some of the impact of near term margin declines.

RESEARCH AND DEVELOPMENT

                                                   THREE MONTHS ENDED
                                          ------------------------------------
                                           MARCH 28,    MARCH 30,       %
     (In thousands)                           2004         2003       CHANGE
     -------------------------------------------------------------------------
     Revenues                             $   254,393  $   180,967        40.6%
     Research and development                  63,158       64,406        (1.9)%
                                          ------------------------------------
     R&D as a percent of revenues                24.8%        35.6%
                                          ====================================

     Research and Development ("R&D") expenditures in Q1 2004 were essentially flat in total dollars versus Q1 2003 although down by 10.8% as a percent of revenue. This is consistent with Cypress's strategy of continuing to invest in R&D at consistent dollar levels but driving down spending as a percentage of revenue through revenue growth.

     R&D expenditures on process technology focus primarily on the continuous migration to smaller geometries. We made steady progress ramping our 90-nanometer technology in our Minnesota Fab in Q1 2004. We also launched a 65-nanometer development program in our eight-inch R&D facility in San Jose.

     During Q1 2004, we recorded in R&D $2.7 million in non-cash deferred stock compensation and cash and equity compensation related to milestone/revenue-based compensation from acquisitions as compared to $6.0 million in Q1 2003.

SELLING, GENERAL AND ADMINISTRATIVE

                                                   THREE MONTHS ENDED
                                          ------------------------------------
                                           MARCH 28,    MARCH 30,       %
     (In thousands)                           2004         2003       CHANGE
     -------------------------------------------------------------------------
     Revenues                             $   254,393  $   180,967        40.6%
     Selling, general and administrative       28,797       31,129        (7.5)%
                                          ------------------------------------
     SG&A as a percent of revenues               11.3%        17.2%
                                          ====================================

     Selling, general and administrative ("SG&A") expenses in Q1 2004 decreased $2.3 million compared to Q1 2003. The decrease in SG&A was primarily a result of a reduction in the SPAP reserve of $7.8 million. The decrease in the reserve was due to a decline in the employee loan receivable balance under this plan at March 28, 2004 compared to December 28, 2003 as a result of significant repayments by employees during Q1 2004. This decrease was partially offset by an increase in expenditures of $5.5 million as a result of the elimination of employee salary cuts, higher commission costs from increased sales and increased expenditures for regulatory requirements of the Sarbanes-Oxley Act.

RESTRUCTURING

     The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. During the three years ended December 28, 2003, we had two restructuring events that were in various stages of completion. The first was initiated in the third quarter of fiscal 2001 ("Fiscal 2001 Restructuring Plan"), and the second was initiated in the fourth quarter of fiscal 2002 ("Fiscal 2002 Restructuring Plan"). As of December 28, 2003, both restructuring events had been substantially completed with reserves remaining only for leases and employee benefits. The reserves will decrease over time as we make lease payments and payments for employee benefits, which will be paid through the second quarter of fiscal 2004.

     For additional information on these events, refer to Note 5 in the Condensed Consolidated Financial Statements.

ACQUISITION COSTS

                                                      THREE MONTHS ENDED
                                                  -------------------------
                                                   MARCH 28,     MARCH 30,
     (In thousands)                                   2004          2003
     ----------------------------------------------------------------------
     Amortization of intangibles                  $    10,090   $     9,484
                                                  -------------------------
       Total acquisition and other costs          $    10,090   $     9,484
                                                  =========================

     Acquisition costs consist of the amortization of acquired intangible assets. Amortization of intangible assets was $10.1 million and $9.5 million in Q1 2004 and Q1 2003, respectively. The Q1 2004 amortization of intangible assets includes $0.8 million relating to Cascade Semiconductor Corporation, a company Cypress acquired in Q1 2004. Refer to Note 2 of the Condensed Consolidated Financial Statements for further information on this acquisition. The remaining amount of Q1 2004 amortization and all of the Q1 2003 amortization relates to acquisitions made prior to fiscal 2003.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME AND (EXPENSE), NET

                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                       MARCH 28,     MARCH 30,
     (In thousands)                                       2004          2003
     --------------------------------------------------------------------------
     Interest income                                  $     2,709   $     3,193
     Interest expense                                      (2,868)       (4,676)
     Other income and (expense), net                         (589)         (359)
                                                      -------------------------
       Interest and other income and (expense), net   $      (748)  $    (1,842)
                                                      =========================

     Interest income decreased $0.5 million or 15.2% in Q1 2004 versus Q1 2003. This is due mainly to approximately $1 million less interest income earned on SPAP loans. Less interest was earned as a result of significant employee loan repayments in Q4 2003 and Q1 2004. This decrease is partially offset by an increase in interest income earned on cash and investments. This increase in interest income on cash and investments was due to an increase in average cash and investment balances during Q1 2004 compared to Q1 2003.

     Interest expense decreased by $1.8 million or 38.7% in Q1 2004 versus Q1 2003. Interest expense during Q1 2004 is primarily associated with the $600.0 million principal amount of our 1.25% Convertible Subordinated Notes ("1.25% Notes") and the $68.7 million principal amount of our 3.75% Convertible Subordinated Notes ("3.75% Notes"). The decrease in interest expense in Q1 2004 compared to Q1 2003 is primarily associated with the July 2003 repurchases of $117.2 million in principal of our 3.75% Notes and the entire $283.0 million in principal of our 4% Convertible Subordinated Notes.

     Other income and (expense), net was ($0.6) million in Q1 2004, an increase in expenses of $0.2 million from the ($0.4) million recorded in 2003. Below is a summary of the major components of other income and (expense), net:

                                                      THREE MONTHS ENDED
                                                  -------------------------
                                                   MARCH 28,     MARCH 30,
     (In thousands)                                   2004          2003
     ----------------------------------------------------------------------
     Amortization of bond issuance costs          $    (1,024)  $      (690)
     Equity in net income of partnership
      investment (see Note 7)                             422            --
     Foreign exchange gain (loss)                         (53)         (290)
     Minority interest                                     --           979
     Other                                                 66          (358)
                                                  -------------------------
       Other income and (expense), net            $      (589)  $      (359)
                                                  =========================

INCOME TAXES

     Our effective income tax rate for Q1 2004 was 6.5%, resulting in a tax provision of $1.8 million, as compared with a 4.7% effective income tax rate and a tax provision of $1.5 million for Q1 2003. The tax provision for both periods is attributable to income earned in certain countries that is not offset by current year net operating losses in other countries, and alternative minimum taxes. The future tax benefit of certain losses is not currently recognized due to management's assessment of the likelihood of realization of these benefits. On an ongoing basis, our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

LIQUIDITY AND CAPITAL RESOURCES

                                                  MARCH 28,    DECEMBER 28,
     (In thousands)                                  2004          2003
     ----------------------------------------------------------------------
     Cash, cash equivalents and short-term
      investments                                $   249,978   $    198,617
     Restricted cash                                  63,005         62,814
     Long-term investments (1)                       123,903        118,437
                                                 --------------------------
       Subtotal                                      436,886        379,868
     Working capital                                 362,835        307,716
     Long-term debt (excluding current portion)      682,519        684,260
                                                 ==========================

     (1)  Includes liquid investments in limited liability partnerships (see
          Note 7 to the condensed consolidated financial statements for details).

     During Q1 2004, our total cash, cash equivalents and investments, including restricted cash, increased by $57.0 million. The increase was primarily due to operating cashflow of $35.2 million and cash received from employee stock purchases and option exercises of $15.7 million.

     During Q1 2004, working capital increased $55.1 million due mainly to increases in cash and accounts receivable, offset partially by a decrease in SPAP loans.

KEY COMPONENTS OF CASH FLOW

                                                           THREE MONTHS ENDED
                                                       ------------------------
                                                        MARCH 28,    MARCH 30,
  (In thousands)                                           2004        2003
  -----------------------------------------------------------------------------
  Net cash flow generated from operating activities    $    35,219   $    7,296
  Net cash flow used for investing activities               (7,270)      (5,656)
  Net cash flow generated from financing activities         15,816       31,902
                                                       ------------------------
    Net increase in cash and cash equivalents          $    43,765   $   33,542
                                                       ========================

     Cash generated from operations was $35.2 million in Q1 2004 compared to $7.3 million in Q1 2003. The largest contributor to the change was an increase in net income of $59.8 million. This increase was partially offset by an increase in net operating assets of $20.1 million.

     Investment activities used cash of $7.3 million in Q1 2004 compared to $5.7 million in Q1 2003. Additional purchases of available-for-sale investments of $30.0 million and a reduction in capital purchases of $4.6 million, contributed to the change. This net increase of $25.4 million was partially offset by a $24.5 million increase in proceeds from repayments of SPAP loans.

     Net cash from financing activities was $15.8 million in Q1 2004 compared to $31.9 million in Q1 2003. During Q1 2004 we received proceeds of $15.7 million related to employee stock purchases under our employee stock purchase program and stock option exercises. During Q1 2003 we obtained $24.7 million (net) of long-term secured equipment financing and $7.2 million from the issuance of our common shares related to employee stock purchases under our employee stock purchase program and stock option exercises.

LIQUIDITY

        Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending January 2, 2005. Our expected significant investment and financing cash outlays for the fiscal year ending January 2, 2005, include capital expenditures for investment in our product development and technology initiatives, including capital expenditures for our SunPower subsidiary. Total capital expenditures, including capital expenditures by SunPower, are estimated at $192 million for the remainder of fiscal year 2004. Cypress has financed SunPower's capital expenditures and these amounts are included in the outstanding SunPower loan balances (refer to Note 3 in the Condensed Consolidated Financial Statements). The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes (the "Subordinated Notes") in the open market or in privately negotiated transactions at anytime. The actual total amount that can be repurchased is limited to $15.0 million. We have $668.6 million of aggregate principal amount in subordinated notes that are due in July 2005 and June 2008 in the amount of $68.6 million and $600.0 million, respectively. The Subordinated Notes are subject to compliance with certain covenants that do not contain financial ratios. As of March 28, 2004, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the Subordinated Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

     We have entered into a synthetic operating lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at March 28, 2004, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for these leases. As of March 28, 2004, the amount of restricted cash recorded was $63.0 million, which was classified as a non-current asset on the consolidated balance sheet.

     In conjunction with the 1.25% Notes offering in June 2003, we purchased a call spread option (the "Option") on 32 million Cypress common shares expiring in July 2004 for $49.3 million (see Note 10 of the Notes to Financial
Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, for a description of the Option). The Option is designed to mitigate stock dilution from conversion of the 1.25% Notes. The Option has value if the average market price per share of our common stock upon exercise or expiration of the Option is greater than $15 per share. The Option may be settled at our election in either net shares or in cash. Settlement of the Option in net shares on the expiration date would result in us receiving a number of shares, not to exceed 12.4 million shares, of our common stock with a value equal to the amount otherwise receivable on cash settlement. The cash receivable on settlement is determined by two factors: (1) the average value of our trading price per share over a twenty day trading period beginning July 1, 2004 and ending July 29, 2004 and (2) whether such average value is within, above or below the range of the lower and upper strikes. If within, then the cash settlement is determined by subtracting the lower strike ($15) from the average value (determined above) multiplied by 32 million. If above the range, then the cash settlement is limited to the range ($9.50) multiplied by 32 million or $304 million. If below the lower strike ($15.00) then there would be no cash settlement as the call spread would be worthless. At maturity, or should there be an early unwind of the Option, the amount of cash or net shares potentially received by us will be dependent upon then existing overall market conditions, on our stock price, the volatility of our stock and the amount of time remaining on the Option. As of March 28, 2004, the call spread option was in the money in the amount of $163.2 million.

     We gained effective control over SunPower in Q1 2003. As a result, effective the beginning of fiscal 2003, we consolidated the results of SunPower, which was previously accounted for under the equity method in 2002 due to the existence of substantive participating rights of the minority shareholders. We and our CEO own preferred stock of SunPower, which is convertible into common stock. As of March 28, 2004, we and our CEO own approximately 57% and 6%, respectively, of SunPower on an as converted basis.

        As of March 28, 2004 and December 28, 2003, we had loaned SunPower $36.2 million and $26.7 million, respectively, under various agreements. The amounts outstanding include Cypress's Funding of SunPower's capital additions. We are currently finalizing negotiations with SunPower for future funding of their operations. In connection with current negotiations between SunPower, and us we have advanced SunPower $4.0 million. At March 28, 2004, we are obligated under current agreements to fund SunPower $2.0 million through May 2004 at SunPower's option.

     We have long-term loan agreements with two lenders with remaining aggregate principal equal to $18.4 million at March 28, 2004. These agreements are collateralized with specific equipment located at our U.S. manufacturing facilities. Principal amounts to be repaid with monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants and we were in compliance with these covenants as of March 28, 2004.

     We have entered into a $50.0 million, twenty-four month revolving line of credit with Silicon Valley Bank. As of March 28, 2004, there was no amount outstanding under the line of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 175 basis points at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distributions on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. Our obligations under the line of credit are guaranteed and secured by the stock of certain of our subsidiaries. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures, including any future obligations resulting from negotiations with SunPower agreements currently being finalized.

CAPITAL RESOURCES AND FINANCIAL CONDITION

     Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $250.0 million in cash and cash equivalents that we currently have for short-term requirements, we have approximately $123.9 million in marketable debt securities that are available for future operating, financing and investing activities, for a total liquid cash and investment position of $373.9 million. We have an additional $63.0 million of restricted cash for off balance sheet financing, for a total cash, investments, restricted cash and restricted securities position of $436.9 million. As of March 28, 2004, we maintain the ability to issue an aggregate of $112.5 million in debt, equity and other securities under a shelf registration statement we filed with the Securities and Exchange Commission in fiscal 2000.

     We believe that liquidity provided by existing cash, cash equivalents, investments, our borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months, including capital expenditures of $192 million. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

     We may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, refinance and/or restructure our debt and provide us with additional flexibility to take advantage of business opportunities that arise.

RISK FACTORS

     The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future operating results (including expectations for revenues and gross margin in 2004) and business plans, our prospects and the prospects of the semiconductor industry generally, and statements as to the cost savings and productivity improvements, the proportion of parts assembled in our Philippines factory, pressure on and trends for average selling prices, investments by competitors in manufacturing capacity and productivity yields, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the financing of SunPower Corporation, the impact of SunPower Corporation on future financial results, the general economy and its impact to the market segments we serve, changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, our expected product revenue in the automotive sector, our outlook for fiscal 2004, our expected revenue for fiscal 2004, our expected improvements in gross margin in fiscal 2004, our expectations to generate positive cash flow from operations in fiscal 2004, successful integration and achieving the objectives of the acquired businesses, cost goals emanating from manufacturing efficiencies, adequacy of cash and working capital, our intention with respect to terminating the conversion rights associated with our $600 million convertible subordinated notes, and other liquidity risks. We use words such as "anticipates," "believes," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Risk Factors and elsewhere in this Report.

WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH THE SLOWDOWN IN THE U.S. AND WORLDWIDE ECONOMY.

     Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally and in the semiconductor industry in particular in 2001 and 2002. As a result of the downturn, our volumes initially declined and were followed by significant reductions in our average selling prices. As a consequence of the continued economic downturn in fiscal 2002, during the fourth quarter of fiscal 2002, we announced a restructuring plan that resized our manufacturing facilities, reduced our workforce and combined facilities. In the first quarter of fiscal 2003, we took an additional charge for personnel related to the Fiscal 2002 Restructuring Plan. In fiscal 2003, we recorded impairment of certain other investments in development stage companies. In fiscal 2002, we recorded a charge for the impairment of goodwill and intangibles related to our subsidiary Silicon Light Machines, as well as the impairment of certain other investments in development stage companies. While our average selling prices declined at a slower rate in fiscal 2003 as compared to fiscal 2002, we cannot be certain how long the trend will continue. The reduced rate of price decline is often one of the signs of the start of an industry growth cycle. However, should economic conditions worsen, additional restructuring of operations may be required, and our business, financial condition and results of operations may be seriously harmed.

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

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE AND THEREFORE MAY FAIL TO MEET EXPECTATIONS.

     Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

..    the intense competitive pricing pressure to which our products are subject, which can lead to rapid and unexpected declines in average selling prices;
..    the complexity of our manufacturing processes and the sensitivity of our production costs to declines in manufacturing yields, which make yield problems both possible and costly when they occur;
..    the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand; and
..    Our inability to ramp production on a timely basis in response to customer demand.

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

OUR FINANCIAL RESULTS COULD BE SERIOUSLY HARMED IF THE MARKETS IN WHICH WE SELL OUR PRODUCTS DO NOT GROW.

     Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

..    networking equipment;
..    wireless telecommunications equipment;
..    computers and computer-related peripherals; and

..    consumer electronics, automotive electronics and industrial controls.

     Many of our products are incorporated into data communications and telecommunications end products. Any reduction in the growth of, or decline in the demand for, networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and results of operations. In addition, certain of our products, including Universal Serial Bus microcontrollers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically, and may in the future, experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products. We are affected by a general pattern of product price decline and fluctuations, which can harm our business.

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

     Like many semiconductor companies, which frequently operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. We introduce significant numbers of products each year, which are important sources of revenue for us. For example, we are introducing one-transistor PSRAM products to replace our six-transistor products. If the revenues from our one-transistor products do not equal or exceed the revenues from our six-transistor products, our business, financial condition and results of operations could be seriously harmed. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating our products, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

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

THE COMPLEX NATURE OF OUR MANUFACTURING ACTIVITIES MAKES US HIGHLY SUSCEPTIBLE TO MANUFACTURING PROBLEMS AND THESE PROBLEMS CAN HAVE A SUBSTANTIAL NEGATIVE IMPACT ON US WHEN THEY OCCUR.

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

     Our ability to compete successfully in the rapidly evolving high performance portion of the semiconductor technology industry depends on many factors, including:

..    our success in developing new products and manufacturing technologies;
..    the quality and price of our products;
..    the diversity of our product line;
..    the cost effectiveness of our design, development, manufacturing and marketing efforts;
..    our customer service;
..    our customer satisfaction;
..    the pace at which customers incorporate our products into their systems;
..    the number and nature of our competitors and general economic conditions;
     and
..    our access to and the availability of capital.

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

WE MUST SPEND HEAVILY ON EQUIPMENT TO STAY COMPETITIVE AND WILL BE ADVERSELY IMPACTED IF WE ARE UNABLE TO SECURE FINANCING FOR SUCH INVESTMENTS.

     In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $213.1 million in expenditures on equipment in fiscal 2004, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

WE FACE ADDITIONAL PROBLEMS AND UNCERTAINTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD SERIOUSLY HARM US.

     International revenues accounted for 64% of our total revenues in Q1 2004. At the end of Q1 2004, long-lived assets were held primarily in the United States with approximately 10% held in the Philippines and 1% in other foreign countries. Our Philippine assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

..    currency exchange fluctuations;
..    the devaluation of local currencies;
..    political instability;
..    changes in local economic conditions;
..    import and export controls; and
..    changes in tax laws, tariffs and freight rates.

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

WE MAY FAIL TO INTEGRATE OUR BUSINESS AND TECHNOLOGIES WITH THOSE OF COMPANIES THAT WE HAVE RECENTLY ACQUIRED AND THAT WE MAY ACQUIRE IN THE FUTURE.

     We completed one acquisition in Q1 2004, no acquisitions in fiscal 2003, one acquisition in fiscal 2002, six acquisitions in fiscal 2001 and four acquisitions in fiscal 2000, and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

..    integrating acquired technology or products;
..    integrating acquired products into our manufacturing facilities;
..    assimilating the personnel of the acquired companies;
..    coordinating and integrating geographically dispersed operations;
..    our ability to retain customers of the acquired company;
..    the potential disruption of our ongoing business and distraction of management;
..    the maintenance of brand recognition of acquired businesses;
..    the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;
..    unanticipated expenses related to technology integration;
..    the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;
..    the impairment of relationships with employees and customers as a result of any integration of new management personnel;
..    the potential unknown liabilities associated with acquired businesses; and
..    the migration of 6T PSRAM to 1T PSRAM technology.

WE MAY INCUR LOSSES IN CONNECTION WITH LOANS MADE UNDER OUR STOCK PURCHASE ASSISTANCE PLAN.

     We have outstanding loans, consisting of principal and cumulative accrued interest, of $56.3 million as of March 28, 2004, to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan (see Note 13 to our condensed consolidated financial statements included in this report for a further description of this plan). We made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of

March 28, 2004, we have a loss reserve against these loans of $8.4 million. In determining this reserve requirement, management considered various factors, including an independent fair value analysis of these loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

     In Q1 2004, we instituted a program, announced in October 2003, aimed at minimizing any losses to employees as a result of our common stock price fluctuations. Under this program, either a limit sale order or a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee's break-even point. Executive officers were precluded from participating in the stop loss program as a result of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits material modifications to loans made to executive officers. If the common stock price reaches the sale limit order or declines to the stop loss price, the common stock purchased by the employee under the Plan will be automatically sold and the proceeds utilized to repay the employee's outstanding loan.

CHANGES IN STOCK OPTION ACCOUNTING RULES MAY ADVERSELY IMPACT OUR REPORTED OPERATING RESULTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OUR STOCK PRICE AND OUR COMPETITIVENESS IN THE EMPLOYEE MARKETPLACE.

     Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

     During March 2004 the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95". The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

     The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 1 of the Notes to the condensed consolidated financial statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST AND FOREIGN CURRENCY EXCHANGE RATES

     Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. A majority of Cypress's revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese Yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress has established hedging programs for balance sheet exposures and exposures to exchange rate changes for purchases of capital equipment. Cypress's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. To mitigate these risks, Cypress utilizes derivative financial instruments. Based on Cypress's overall currency rate exposure at March 28, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress's financial position, results of operations and cash flows over the next fiscal year. Cypress does not use derivative financial instruments for speculative or trading purposes.

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

EQUITY OPTIONS

     At March 28, 2004, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, that were originally entered into in 2001, which are classified in stockholders' equity in the accompanying condensed consolidated balance sheet. The contracts require physical settlement. During Q1 2004, the contracts were extended, resulting in net cash inflows of $1.7 million. Currently the contracts are scheduled to expire in May 2004. Upon expiration of the options, if Cypress's stock price is above the threshold price of $21.00 per share, Cypress will receive a settlement value totaling $30.3 million in cash. If Cypress's stock price is below the threshold price of $21.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended.

INVESTMENTS IN DEVELOPMENT STAGE COMPANIES

     Cypress has also invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of March 28, 2004, Cypress had invested $27.6 million in development stage companies, all of which could be lost if the companies are not successful.

     As Cypress's equity investments generally do not permit Cypress to exert significant influence or control over the entity in which Cypress is investing, these amounts generally represent Cypress's cost of the investment, less any adjustments Cypress makes when it determines that an investment's net realizable value is less than its carrying cost.

     The process of assessing whether a particular equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, Cypress carefully considers the investee's cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that Cypress requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on its evaluation, Cypress previously recorded impairment charges related to Cypress's investments in privately held companies in the aggregate of $21.6 million in fiscal years 2003, 2002, and 2001. Cypress has recorded no impairment charges in Q1 2004. At the end of Q1 2004, we continued to hold a warrant to purchase 0.4 million shares of common stock of Nonvolatile Electronics, Inc. with an aggregate exercise price of $6.0 million.

     Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in Cypress's reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2004, Cypress may incur additional impairments to its equity investments in privately held companies.

STOCK PURCHASE ASSISTANCE PLAN

     Included in other current assets at March 28, 2004, Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $56.3 million, before reserves of $8.4 million, to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. As of the end of fiscal 2003, the outstanding principal and cumulative accrued interest totaled $80.5 million, before reserves of $16.2 million. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress's common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors did not participate in this program. To date, there have been immaterial write-offs. As of March 28, 2004, Cypress had a loss reserve against these loans of $8.4 million. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral.

     If there were an additional 10% decline in the stock price, the difference between the carrying value of the loans and the underlying common stock collateral would be $3.4 million. If the stock continues at the same level, or does not increase, Cypress may have to further evaluate the reserve. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employee's personal assets should the employees not repay these loans.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.
     Cypress's management has evaluated, under the direction and with the participation of Cypress's Chief Executive Officer and Chief Financial Officer, the effectiveness of Cypress's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing evaluation, Cypress's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, Cypress's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cypress in reports that Cypress files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information required by this item is included in Part I in Note 8 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the first quarter of fiscal 2004, Cypress issued approximately 0.3 million unregistered shares of its common stock in connection with the acquisition of Cascade Semiconductor Corporation. The issuances were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(10) thereof. No underwriters were used in connection with the transaction.

ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information with respect to repurchases by Cypress of common stock during the first quarter of fiscal 2004:

                                                            Total number of     Total dollar value of
                                                          shares purchased as    shares that may yet
                       Total number of    Average price     part of publicly      be purchased under
 Period               shares purchased   paid per share    announced programs      the programs (1)
-----------------------------------------------------------------------------------------------------
December 29, 2003
- January 25, 2004            -               $   -                -                  $   15,000,000

January 26, 2004 -
February 22, 2004             -                   -                -                      15,000,000

February 23, 2004 -
March 28, 2004                -                   -                -                      15,000,000
                                                                                      ===============
  Total                       -               $   -                -                  $   15,000,000
                                                                                      ===============

(1) On October 14, 2002, Cypress's board of directors authorized a discretionary repurchase program to acquire shares of Cypress's common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that Cypress had during the first quarter of fiscal 2004.

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

(2)    Reports on Form 8-K

       Filing Date     Item Reported On

       January 22,     Item 9. We furnished a copy of our press release
       2004            announcing our results for the fiscal year ended December
                       28, 2003, including a reconciliation between GAAP and non-GAAP measures discussed in the press release.

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

Dated: May 7, 2004