Form 10-Q
period 2004-06-27
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2004-08-06
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as outlined in Rule 12b-2 of the Exchange Act):
Yes  ☒    No  ☐

The total number of shares of the registrant’s common stock outstanding as of August 2, 2004 was 125,302,957.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 27, 2004	December 28, 2003

ASSETS
Current assets:
Cash and cash equivalents	$237,764	$183,708
Short-term investments	44,464	14,909

Total cash, cash equivalents and short-term investments	282,228	198,617
Accounts receivable, net	152,695	113,568
Inventories	68,789	72,085
Other current assets	106,440	134,125

Total current assets	610,152	518,395

Property, plant and equipment, net	432,598	442,887
Goodwill	322,208	322,208
Other intangible assets	39,831	53,275
Other assets	242,770	230,732

Total assets	$1,647,559	$1,567,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,158	$60,601
Accrued compensation and employee benefits	48,266	39,704
Other current liabilities	72,207	87,594
Deferred income	21,714	20,104
Income taxes payable	2,525	2,676

Total current liabilities	221,870	210,679

Convertible subordinated notes	668,652	668,652
Deferred income taxes and other tax liabilities	94,967	101,254
Other long-term liabilities	14,162	17,724

Total liabilities	999,651	998,309

Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 139,455 and 139,164 issued; 123,673 and 120,483 outstanding at June 27, 2004 and December 28, 2003, respectively	1,395	1,391
Additional paid-in-capital	1,124,896	1,115,684
Deferred stock compensation	(3,519)	(5,950)
Accumulated other comprehensive income	192	1,393
Accumulated deficit	(247,380)	(260,723)

	875,584	851,795

Less: shares of common stock held in treasury, at cost; 15,782 shares and 18,681 shares at June 27, 2004 and December 28, 2003	(227,676)	(282,607)

Total stockholders’ equity	647,908	569,188

Total liabilities and stockholders’ equity	$1,647,559	$1,567,497

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
 (Unaudited)

	Three Months ended		Six Months ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Revenues	$264,269	$203,116	$518,662	$384,083
Costs and expenses:
Cost of revenues	124,855	106,448	248,215	209,021
Research and development	66,797	64,208	129,955	128,614
Selling, general and administrative	38,823	31,811	67,519	62,940
Restructuring	—	(185)	(81)	3,175
Amortization of intangibles	9,607	9,346	19,798	18,830

Total costs and expenses	240,082	211,628	465,406	422,580

Operating income (loss)	24,187	(8,512)	53,256	(38,497)
Interest income	2,688	3,583	5,282	7,310
Interest expense	(2,710)	(5,130)	(5,578)	(9,806)
Other income and (expense), net	(657)	(2,173)	(1,131)	(3,066)

Income (loss) before income taxes	23,508	(12,232)	51,829	(44,059)
Provision for income taxes	(1,528)	(206)	(3,369)	(1,702)

Net income (loss)	$21,980	$(12,438)	$48,460	$(45,761)

Basic net income (loss) per share	$0.18	$(0.10)	$0.39	$(0.37)

Diluted net income (loss) per share	$0.13	$(0.10)	$0.29	$(0.37)

Shares used in calculation of net income (loss):
Basic	123,366	122,941	122,892	123,973
Diluted	167,467	122,941	169,649	123,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months ended

	June 27, 2004	June 29, 2003

Cash flow from operating activities:
Net income (loss)	$48,460	$(45,761)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	86,360	84,097
Amortization of deferred stock compensation	2,413	7,354
(Gain) Loss on sales of property, plant and equipment	8	138
Employee stock purchase assistance plan loan interest	(1,050)	(1,968)
Net (gain) loss on early retirement of debt	—	802
Asset impairment and other	(1,269)	4,190
Employee stock purchase assistance plan loan receivable reserve increase (decrease)	(7,752)	257
Restructuring costs (credits)	(81)	(185)
Stock received for manufacturing services	(2,500)	—
Deferred income taxes	73	422
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(33,832)	(12,506)
Inventories	4,993	11,621
Other assets	408	2,965
Accounts payable, accrued liabilities and other liabilities	2,502	(9,632)
Deferred income	1,610	(6,420)
Income taxes payable	(932)	293

Net cash flow generated from operating activities	99,411	35,667

Cash flow from investing activities:
Purchase of investments	(82,527)	(35,092)
Proceeds from sale or maturities of investments	42,855	36,275
Acquisition of property, plant and equipment	(54,282)	(36,726)
Proceeds from collection of employee stock purchase assistance plan loans	28,183	554
Proceeds from the sale of equipment	—	1,775
Other investments	6	(2,253)
Cash received from acquisitions	955	1,474

Net cash flow used for investing activities	(64,810)	(33,993)

Cash flow from financing activities:
Proceeds from borrowings	—	24,678
Repayment of borrowings	(3,571)	—
Proceeds from issuance of convertible debt	—	600,000
Issuance costs of convertible debt	—	(18,450)
Redemption of convertible debt	—	(75,056)
Repurchase of common shares	—	(98,903)
Proceeds from issuance of stock under employee stock plans	21,109	11,510
Purchase of call spread on common stock	—	(49,300)
Extension of structured options, net	1,790	—
Proceeds from repayments of stockholder notes receivable, net	127	60
Other long-term liabilities	—	(1,505)

Net cash flow generated from financing activities	19,455	393,034

Net increase in cash and cash equivalents	54,056	394,708
Cash and cash equivalents, beginning of period	183,708	87,200

Cash and cash equivalents, end of period	$237,764	$481,908

Supplemental disclosure of non-cash information
Common stock issued for acquisitions	$6,011	$—
Customer prior advances used for equipment sale	$—	$5,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 27, 2004
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation (“Cypress”) reports on a fiscal year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2004 will be a 53-week year. The three-month periods ended June 27, 2004 (“Q2 2004”), March 28, 2004 (“Q1 2004”), June 29, 2003 (“Q2 2003”) and March 30, 2003 (“Q1 2003”) all included thirteen weeks.

Basis of Presentation

In the opinion of the management of Cypress, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior year amounts have been reclassified to conform to current year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 27, 2004 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share”. EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for periods beginning after March 31, 2004. The adoption of this standard did not have an impact on the Company’s computation of EPS.

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments.  The recognition and measurement guidance in EITF No. 03-01 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods.  The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after March 15, 2004.  However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.  The adoption of this standard did not have an impact on the consolidated balance sheet or statement of operations of the Company.

Accounting for Stock-Based Compensation

Cypress has a number of stock-based employee compensation plans. Cypress accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The following table illustrates the effect on net income (loss) and income (loss) per share if Cypress had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	Three months ended		Six months ended

(In thousands, except per share amounts)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income (loss), as reported	$21,980	$(12,438)	$48,460	$(45,761)
Add: Total stock-based compensation expense reported in net income (loss), net of related tax effect of zero	1,181	2,396	2,413	7,354
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect of zero	(19,921)	(20,053)	(39,983)	(29,421)

Pro forma net income (loss)	$3,240	$(30,095)	$10,890	$(67,828)

Income (loss) per share:
Basic—as reported	$0.18	$(0.10)	$0.39	$(0.37)
Diluted—as reported	$0.13	$(0.10)	$0.29	$(0.37)
Basic—pro forma	$0.03	$(0.24)	$0.09	$(0.54)
Diluted—pro forma	$0.01	$(0.24)	$0.07	$(0.54)

Note 2 – Business Combinations

Cypress closed on one acquisition in the six months ended June 27, 2004 and no acquisitions in the six-month period ended June 29, 2003.

Acquisition of Cascade Semiconductor Corporation (“Cascade”)

On January 6, 2004, Cypress acquired 100% of the outstanding common and preferred stock of Cascade Semiconductor Corporation, a company specializing in one-transistor (1T) Pseudo Static Random Access Memory (“SRAM”) products for wireless applications, including cell phones. Cascade is part of Cypress’s Memory business segment and Wireless Terminals market segment.  The estimated fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of January 6, 2004, the effective date of the acquisition. The results of operations are included in Cypress’s condensed consolidated results of operations subsequent to January 6, 2004.  There were no significant differences between the accounting policies of Cypress and Cascade. Supplemental pro forma results of operations of Cascade for prior periods are not presented, as they are not material.

The total consideration for Cascade will be up to approximately $19.0 million in a combination of Cypress shares and cash. The purchase consideration related to the acquisition in Q1 2004 was $9.6 million consisting of initial shares issued upon closing (290,360 valued at $6.0 million) plus an additional $1.5 million in share consideration, to be issued in each of the third and fourth quarters of fiscal 2004, to former stockholders as a result of the achievement of the first milestone in Q1 2004, and $0.6 million in acquisition and related expenses. The remaining $9.4 million of consideration represents contingent consideration payable to employees based on either milestone achievement and employment conditions or employment conditions alone, through January 2007. Where the contingency is based on milestone achievements and employment conditions, no charge is recognized until the milestone condition has been reached at which point any contingent consideration will be recognized over the employment-vesting period. Employment only contingent consideration is recognized over the employment-vesting period.  In the three and six-month periods ended Q2 2004, Cypress recorded charges of $1.2 million and $2.2 million, respectively, related to the achievement of revenue milestones and employment service periods. The accrued charges will be paid out in Q3 2004, Q4 2004 and Q1 2007.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(In thousands)

Current assets	$7,960
Current technology	6,289
Non-compete agreements	65

Total assets acquired	14,314
Current liabilities	(4,719)

Net assets acquired	9,595

Total purchase consideration	$9,595

The intangible assets are amortized using the straight-line method over their respective estimated useful lives of 24 months.

Acquisition Costs

Acquisition costs for the three and six-month periods ended Q2 2004 and Q2 2003 consisted of amortization of intangibles related to acquisitions.

Note 3 - Consolidation of SunPower Corporation (“SunPower”)

Cypress gained effective control over SunPower in Q1 2003. As a result, effective at the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights of the minority shareholders. Cypress and its Chief Executive Officer (“CEO”) own preferred stock of SunPower, which is convertible into common stock. As of June 27, 2004, Cypress and its CEO own approximately 57% and 6%, respectively, of SunPower on an as converted basis.

On June 29, 2004, Cypress entered into a reorganization agreement with SunPower to purchase all of the outstanding shares of SunPower common stock in exchange for shares of Cypress common stock. Holders of SunPower’s preferred stock are entitled to participate in this arrangement by converting their preferred stock into common stock. It is expected that all preferred holders will convert their shares into common stock, except for Cypress and potentially its CEO. Under the agreement, the SunPower minority interest being acquired by Cypress in the transaction was valued at approximately $22 million. Following the transaction, Cypress will invest an additional $16 million in SunPower’s preferred stock. Should Cypress’s CEO choose not to convert his preferred stock to common stock, his investment in SunPower will be diluted to 3%, on an as converted basis, as a result of Cypress’s additional investments. The reorganization transaction is subject to certain closing conditions and is expected to close in Q3 2004. The purchase price will be allocated between in-process research and development, which will be expensed immediately, other intangibles that will be amortized over their estimated useful lives, and goodwill.

All SunPower intercompany loans and transactions have been eliminated from the Consolidated Financial Statements.

Note 4 - Goodwill and Intangibles

Goodwill

Cypress’s goodwill is reported in the Non-memory business segment. The total value of goodwill reported as of June 27, 2004, in the Non-memory business segment was $322.2 million. There was no change to goodwill during the first and second quarters of fiscal 2004.

Purchased Intangibles

In Q1 2004, Cypress acquired Cascade Semiconductor Corporation (see Note 2 for further details on the acquisition). The acquisition resulted in a $6.3 million increase in gross value of purchased technology and a $0.1 million increase in gross value of non-compete agreements. The following table presents details of Cypress’s total purchased finite lived intangible assets.  Cypress does not have any recorded indefinite lived intangible assets other than goodwill.

As of June 27, 2004

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$198,945	$(163,972)	$34,973
Non-compete agreements	18,715	(17,331)	1,384
Patents, licenses and trademarks	6,704	(4,563)	2,141
Other	4,600	(3,267)	1,333

Total	$228,964	$(189,133)	$39,831

As of December 28, 2003

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$192,656	$(148,234)	$44,422
Non-compete agreements	18,650	(14,436)	4,214
Patents, licenses and trademarks	6,704	(3,788)	2,916
Other	4,600	(2,877)	1,723

Total	$222,610	$(169,335)	$53,275

Amortization expense associated with these acquired intangibles is included in acquisition-related costs in the condensed consolidated statement of operations. The amortization expense for the three and six months ended June 27, 2004, was $9.6 million and $19.8 million, respectively. The amortization for the three and six months ended June 29, 2003, was $9.3 million and $18.8 million, respectively. The estimated annual amortization expense of these purchased intangible assets is as follows:

(In thousands)	Amount

2004 (remaining six months)	$16,441
2005	17,796
2006	2,912
2007	561
2008	312
Thereafter	1,809

Total	$39,831

Note 5 – Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year.  Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists.  Cypress had two active restructuring plans—one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) and the other initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”).  Cypress recorded initial restructuring charges in fiscal 2002 and fiscal 2001 based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made.  However, due to continued changes in the semiconductor industry and in specific business conditions, Cypress took additional actions and made appropriate adjustments to both the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan for property, plant and equipment, leased facilities and personnel costs.

As of December 28, 2003, both restructuring events had been substantially completed with reserves remaining only for leases and employee benefits. As of June 27, 2004 all employee benefits had been paid out and the only remaining reserve relates to lease payments, which will be paid through the fourth quarter of 2007.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2002 Restructuring Plan:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Q4 2002 Provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash charges	(50)	(524)	(5,276)	(5,850)

Balance at December 29, 2002	35,870	687	2,872	39,429
Q1 2003 Provision	—	—	3,360	3,360
Non-cash charges	(2,413)	—	—	(2,413)
Cash charges	(98)	(2)	(2,263)	(2,363)

Balance at March 30, 2003	33,359	685	3,969	38,013
Non-cash charges	(3,161)	—	—	(3,161)
Cash charges	(225)	(51)	(3,224)	(3,500)
Assets placed back into service	(3,191)	—	—	(3,191)

Balance at June 29, 2003	26,782	634	745	28,161
Q3 2003 Provision	—	788	1,752	2,540
Non-cash charges	(2,740)	113	—	(2,627)
Cash charges	(137)	(123)	(688)	(948)
Assets placed back into service	(4,138)	—	—	(4,138)

Balance at September 28, 2003	19,767	1,412	1,809	22,988
Q4 2003 Provision (benefit)	(1,271)	(223)	(194)	(1,688)
Non-cash charges	(10,892)	—	—	(10,892)
Cash charges	(389)	(62)	(1,063)	(1,514)
Assets placed back into service	(7,215)	1	2	(7,212)

Balance at December 28, 2003	—	1,128	554	1,682
Q1 2004 Provision (benefit)	—	(56)	—	(56)
Cash charges	—	(68)	(299)	(367)

Balance at March 28, 2004	—	1,004	255	1,259
Cash charges	—	(87)	(255)	(342)

Balance at June 27, 2004	$—	$917	$—	$917

In Q1 2004 and for the six months ended Q2 2004, restructuring credits in the condensed statement of operations were eighty-one thousand dollars.  This was comprised of a fifty-six thousand dollar benefit for an adjustment to lease facility accruals and a twenty-five thousand dollar adjustment to fixed assets decommission cost accruals.

The following table summarizes the activity associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan:

(In thousands)	Property, plant & equipment	Leased Facilities	Personnel	Total

Initial provision in September 30, 2001	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at September 30, 2001	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—	—	(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at March 31, 2002	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Assets placed back into service	(13,217)	—	—	(13,217)

Balance at June 30, 2002	85,851	2,988	846	89,685
Provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Assets placed back into service	(9,545)	—	—	(9,545)

Balance at September 29, 2002	66,884	5,247	2,134	74,265
Provision (benefit)	—	—	(701)	(701)
Non-cash charges	(12,786)	—	—	(12,786)
Cash charges	(419)	(582)	(799)	(1,800)

Balance at December 29, 2002	53,679	4,665	634	58,978
Non-cash charges	(16,046)	—	—	(16,046)
Cash charges	(862)	(674)	(540)	(2,076)

Balance at March 30, 2003	36,771	3,991	94	40,856
Non-cash charges	(1,206)	—	—	(1,206)
Cash charges	(471)	(739)	(115)	(1,325)
Assets placed back into service	(64)	—	21	(43)

Balance at June 29, 2003	35,030	3,252	—	38,282
Provision (benefit)	(8,063)	—	—	(8,063)
Non-cash charges	(10,915)	—	—	(10,915)
Cash charges	(74)	(520)	—	(594)

Balance at September 28, 2003	15,978	2,732	—	18,710
Provision (benefit)	(2,696)	645	—	(2,051)
Non-cash charges	(11,549)	—	—	(11,549)
Cash charges	(233)	(631)	—	(864)
Assets placed back into service	(1,500)	—	—	(1,500)

Balance at December 28, 2003	—	2,746	—	2,746
Cash charges	—	(328)	—	(328)

Balance at March 28, 2004	—	2,418	—	2,418
Cash charges	—	(366)	—	(366)

Balance at June 27, 2004	$—	$2,052	$—	$2,052

Note 6 - Balance Sheet Components

Accounts Receivable, Net

(In thousands)	June 27, 2004	December 28, 2003

Accounts receivable, gross	$156,905	$116,877
Allowance for doubtful accounts and customer returns	(4,210)	(3,309)

Accounts receivable, net	$152,695	$113,568

Inventories

(In thousands)	June 27, 2004	December 28, 2003

Raw materials	$4,349	$3,007
Work-in-process	41,744	43,669
Finished goods	22,696	25,409

Inventories	$68,789	$72,085

Other Current Assets

(In thousands)	June 27, 2004	December 28, 2003

Employee stock purchase assistance plan, net	$44,930	$64,311
Deferred tax assets	29,386	35,109
Prepaid expenses	17,303	22,818
Other current assets	14,821	11,887

Other current assets	$106,440	$134,125

Other Assets

(In thousands)	June 27, 2004	December 28, 2003

Restricted cash	$63,196	$62,814
Key employee deferred compensation plan	19,665	18,700
Long-term marketable securities (see Note 7)	122,212	113,641
Limited liability partnership investments (see Note 7)	5,457	4,796
Other	32,240	30,781

Other assets	$242,770	$230,732

Other Current Liabilities

(In thousands)	June 27, 2004	December 28, 2003

Customer advances	$10,948	$25,081
Accrued interest payable	1,799	1,783
Sales representative commissions	5,925	4,786
Accrued royalties	2,560	3,426
Current portion of long-term debt	7,017	7,017
Key employee deferred compensation plan	23,563	23,828
Other	20,395	21,673

Other current liabilities	$72,207	$87,594

Deferred Income Taxes and Other Tax Liabilities

(In thousands)	June 27, 2004	December 28, 2003

Deferred income taxes	$28,747	$35,109
Non-current tax liabilities	66,220	66,145

Total deferred income taxes and other tax liabilities	$94,967	$101,254

Note 7- Financial Instruments

Available-for-sale securities held by Cypress as of June 27, 2004 and December 28, 2003 are as follows:

(In thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair market value

June 27, 2004
Cash equivalents:
Federal agency notes	$11,120	$—	$—	$11,120
Money market funds	164,716	—	—	164,716
Municipal bonds	2,201	—	—	2,201
Corporate bonds	12,802	—	(1)	12,801
Auction rate certificates	30,349	—	(2)	30,347

Total cash equivalents	$221,188	$—	$(3)	$221,185

Short-term investments:
Corporate notes/bonds	$29,085	$20	$(96)	$29,009
Federal agency notes	13,436	—	(31)	13,405
Auction rate certificates	2,034	16	—	2,050

Total short-term investments	$44,555	$36	$(127)	$44,464

Long-term marketable securities:
Corporate notes/bonds	$75,136	$10	$(878)	$74,268
Federal agency notes	48,376	2	(434)	47,944

Total long-term marketable securities	$123,512	$12	$(1,312)	$122,212

Total	$389,255	$48	$(1,442)	$387,861

(In thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair market value

December 28, 2003
Cash equivalents:
Commercial paper	$18,995	$—	$—	$18,995
Federal agency notes	20,095	—	(2)	20,093
Money market funds	105,267	—	—	105,267
Municipal bonds	9,754	—	—	9,754
Corporate bonds	3,996	—	—	3,996
Auction rate certificates	21,930	—	—	21,930

Total cash equivalents	$180,037	$—	$(2)	$180,035

Short-term investments:
Corporate notes/bonds	$12,708	$37	$(13)	$12,732
Federal agency notes	2,175	2	—	2,177

Total short-term investments	$14,883	$39	$(13)	$14,909

Long-term marketable securities:
Corporate notes/bonds	$66,096	$196	$(112)	$66,180
Federal agency notes	47,415	91	(45)	47,461

Total long-term marketable securities	$113,511	$287	$(157)	$113,641

Total	$308,431	$326	$(172)	$308,585

Proceeds from or maturities of available-for-sale investments were $42.9 million and $36.3 million, respectively, for the six months ended June 27, 2004 and June 29, 2003. Realized gains and (losses) for the six months ended June 27, 2004 and June 29, 2003 were zero and $0.6 million, respectively.

In addition to the above available-for-sale investments, Cypress has liquid investments in two limited liability partnerships. Cypress is a limited partner in the partnerships and as such does not participate in the management or control of the partnerships. The limited liability partnerships invest primarily in securities traded on a national securities exchange and the general partner in the partnership controls the operating and financial policies of the partnership. The limited liability partnerships account for those investments using mark-to-market accounting in accordance with generally accepted accounting principles in the United States. Cypress’s investments in the partnerships are not significant to Cypress’s operations and effectively represent investments primarily in equity securities by Cypress.

At June 27, 2004, Cypress’s investment in each of the partnerships represented an ownership interest of approximately 9.7% and 13.9% and amounted to $5.5 million in total. While our investment percentage in the partnerships is not significant, generally accepted accounting principles require that we account for the investment using the equity method of accounting when the investment represents more than 3% of the limited liability partnership, without regard to the limited partners influence over the partnerships operating and financial policies.

At the end of fiscal 2003, Cypress’s ownership interest in the two limited liability partnerships amounted to $4.8 million in total with the increase of $0.7 million for the six months ended in Q2 2004 being a result of an unrealized gain on the investments.

We classify these investments in Other assets in the condensed consolidated financial statements (see Note 6).  The net income of the two limited liability partnerships for Q2 2004 and the six months ended June 27, 2004 were $2.2 million and $6.7 million, respectively.

Note 8 - Commitments and Contingencies

Guarantees and Product Warranties

Cypress applies the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of June 27, 2004, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. Cypress maintains self-insurance for certain liabilities of its officers and directors. The following is a description of significant arrangements in which Cypress is a guarantor.

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

However, for products sold in the automotive sector, Cypress may face product liability claims that are disproportionately higher than the value of the products involved.  These costs might include, but are not limited to, labor and other costs of replacing defective parts, lost profits and other damages.  If Cypress is required to pay for damages resulting from quality or performance issues in Cypress’s automotive products, Cypress’s results of operations and business could be adversely affected.  Cypress’s revenue from products sold in the automotive sector was $2.0 million and $4.4 million for the three and six month periods ending June 27, 2004, respectively.

	Three Months ended		Six Months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Warranty Reserve:
Beginning balance	$2,732	$1,864	$2,364	$1,839
Warranties paid	(2,438)	(2,118)	(4,774)	(3,865)
Provision for warranty reserve	2,971	2,118	5,675	3,890

Ending balance	$3,265	$1,864	$3,265	$1,864

Contingent Milestones and Revenue Based Compensation

For Q2 2004 and Q2 2003, contingent milestone/revenue-based compensation charges tied to continued employment related to acquisitions were $1.7 million and $1.6 million, respectively. For the six months ended Q2 2004 and Q2 2003, contingent milestone/revenue-based compensation charges tied to continued employment related to acquisitions were $3.2 million and $3.2 million, respectively.  These charges are included primarily in research and development in the condensed consolidated statements of operations. The aggregate amount of future contingent cash compensation that could be paid under all acquisition agreements assuming all milestones are met is $11.0 million as of June 27, 2004. Included in the $11.0 million aggregate contingent cash compensation is a $6.3 million contingency, relating to an acquisition, that could be paid at Cypress’s discretion, in equivalent Cypress common stock instead of cash.  In addition, Cypress could be required to pay amounts in Cypress common shares with the maximum equivalent share payout based in dollar amounts being $3.1 million and the maximum share based payout being 0.3 million shares.

Litigation and Asserted Claims

Cypress is a defendant in an 18- patent infringement case brought by the Lemelson Partnership in the United States District Court for the District of Arizona.  Due to concurrent litigation in Nevada concerning 14 of the 18 patents, our suit was stayed with respect to 14 of the patents.  The four non-stayed patents will proceed to the “claim construction” phase, which is the phase of litigation where the judge interprets each of the patent claims.  The claim construction hearing is scheduled for November 8-10, 2004.  The judge’s final ruling on claim construction will follow the hearing, but will likely not occur before Q1 or Q2, 2005. Cypress has reviewed and investigated the allegations in both Lemelson’s original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

In addition to those noted above, Cypress is currently a party to other legal proceedings, claims, disputes and litigation arising in the ordinary course of business.  Cypress currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Cypress’s financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation and asserted claims, should the outcome of these actions be unfavorable, Cypress’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

Note 9 - Debt and Equity Transactions

Option Contracts

At June 27, 2004, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, that were originally entered into in 2001, which are classified in stockholders’ equity in the accompanying condensed consolidated balance sheet.  The contracts require physical settlement.  During Q2 2004, the contracts were extended, resulting in net cash inflows of $43 thousand. Currently the contracts are scheduled to expire in August 2004. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $21.00 per share, Cypress will receive a settlement value totaling $30.3 million in cash.  If Cypress’s stock price is below the threshold price of $21.00 per share, Cypress will receive 1.4 million shares of its common stock.  Alternatively, the contract may be renewed and extended.

In conjunction with the issuance of Cypress’s 1.25% convertible subordinated notes (“1.25% Notes”) in June 2003, Cypress purchased a call spread option (the “Option”) on 32 million Cypress common shares expiring in July 2004 for $49.3 million (see Note 10 of the Notes to Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, for a description of the Option). The Option was designed to mitigate stock dilution from conversion of the 1.25% Notes. The Option was restructured in May 2004 into two equal parts maturing August 16 and September 30, 2004. The Option has value if the average market price per share of Cypress’s common stock upon exercise or expiration of the Option is greater than $15 per share. The Option may be settled at Cypress’s election in either net shares or in cash. As of June 27, 2004, the option was out of the money, therefore it had little to no value. This transaction will have no adverse impact on Cypress's cash balances or statement of operations as the Option was purchased in June 2003.

Deferred Stock-based Compensation

Cypress records provisions for deferred stock compensation related to acquisitions.  Stock compensation expense is recognized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years.

The following table presents details of the deferred stock compensation expense:

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Cost of revenues	$—	$34	$—	$438
Selling, general and administrative	5	129	5	260
Research and development	1,176	2,233	2,408	6,656

Total deferred stock compensation expense	$1,181	$2,396	$2,413	$7,354

Note 10 – Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	June 27, 2004	December 28, 2003

Accumulated net unrealized gain (loss) on available-for-sale investments	$(836)	$92
Accumulated net unrealized gain on derivatives	1,028	1,301

Total accumulated other comprehensive income	$192	$1,393

The components of comprehensive income (loss) are as follows:

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income (loss)	$21,980	$(12,438)	$48,460	$(45,761)
Unrealized gain (loss) on available-for-sale securities	(1,306)	4,539	(928)	3,248
Unrealized gain (loss) on derivatives	(273)	556	(273)	319

Comprehensive income (loss)	$20,401	$(7,343)	$47,259	$(42,194)

Note 11 - Foreign Currency Derivatives

Cypress purchases capital equipment using foreign currencies and has foreign subsidiaries that operate and sell Cypress’s products in various global markets. As a result, Cypress is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, Cypress might use various hedge instruments, primarily forward contracts, to manage the exposures associated with forecasted purchases of equipment, net asset or liability positions of its subsidiaries and forecasted revenues. Cypress does not enter into derivative financial instruments for speculative or trading purposes.

As at June 27, 2004, Cypress hedge instruments consisted entirely of forward contracts. Cypress calculates the fair value of its forward contracts based on changes in forward rates from published sources.

Cypress accounts for its hedges of forecasted foreign currency revenues and selected equipment purchases as cash flow hedges, such that changes in fair value of the effective portion of hedge contracts,  are recorded in accumulated other comprehensive income in stockholders’ equity. Amounts deferred in accumulated other comprehensive income will be reclassified into the condensed consolidated statement of operations in the period in which the revenue or depreciation expense impact earnings. At June 27, 2004, the effective portion of unrealized gains on cash flow hedges recorded in other comprehensive income was $1.0 million net of tax. Hedges are tested for effectiveness each period on a spot to spot basis and both the excluded time value and any ineffectiveness are recorded in other income and (expense), net and were zero for the three and six months ended June 27, 2004 and zero and $(0.3) million for the three and six months ended June 29, 2003. Where applicable Cypress accounts for hedges of equipment purchases that meet the FAS133 firm commitment guidelines as fair value hedges, and changes in the fair value of the contract are recognized each period in income along with the effective change in the fixed asset’s value.  Fair value hedges are tested for effectiveness each period on a spot to spot basis.  As of June 27, 2004, Cypress had forward contracts for Euro cash flow exposures with an aggregate notional value of $34.1 million related to forecasted revenue transactions, and forward contracts for Euro fair value exposures with an aggregate notional value of $0.2 million related to equipment purchases.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of June 27, 2004, Cypress held forward contracts with an aggregate notional value of $2.5 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) are included in other income and (expense), net in the condensed consolidated statements of operations.

Note 12 - Income Taxes

Cypress’s effective income tax rates for Q2 2004 and Q2 2003 were 6.5% and 1.7%, respectively. For the six months ended June 27, 2004 and June 29, 2003, Cypress’s effective income tax rates were 6.5% and 3.9%, respectively. Tax provisions of $1.5 million and $3.4 million were recorded during the three and six month periods ending June 27, 2004.  This compares to tax provisions of $0.2 million and $1.7 million recorded during the three and six month periods ending June 29, 2003.  The tax provision for all periods is attributable to income earned in certain non-U.S.

operations. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Cypress’s effective tax rate may vary from the U.S. statutory rate primarily due to the utilization of fully reserved deferred tax assets, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Note 13 - 2001 Employee Stock Purchase Assistance Plan

On May 3, 2001, Cypress stockholders approved the adoption of the 2001 Employee Stock Purchase Assistance Plan (the “Plan”).  The Plan became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The Plan allowed for loans to employees to purchase shares of Cypress common stock on the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the CEO and the Board of Directors of Cypress, were allowed to participate in the Plan. The loans were granted to executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Loans to executive officers represented approximately 4.3% of the total original loans granted. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of Cypress and was secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. If a participant sells the shares of Cypress common stock purchased with the proceeds from the loan(s), the proceeds of the sale must first be used to repay the interest and then the principal on the loan(s) before being received by the Plan participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers that are also named corporate officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually.

As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. For the three and six month periods ended June 27, 2004, compensation expense was $0.5 million and $1.0 million, respectively. For the three and six month periods ended June 29, 2003, compensation expense was $1.3 million and $2.5 million, respectively. In addition, Cypress is recording interest income on the outstanding loan balances. Accrued interest outstanding at June 27, 2004, totaled $5.9 million. As of June 27, 2004, loans (including accrued interest) outstanding under the Plan net of loss reserve were $44.9 million, as compared to $64.3 million at December 28, 2003. This balance is classified on the condensed consolidated balance sheet within other current assets (see Note 6). Cypress has established a loss reserve representing an amount for estimated uncollectible balances, with changes in the loss reserve recognized in Selling, general and administrative expenses. In determining this loss reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. To date, there have been immaterial write-offs. At June 27, 2004 and December 28, 2003, the loss reserve was $8.5 million and $16.2 million, respectively.

In Q1 2004, Cypress instituted a program, announced in October 2003, aimed at minimizing losses resulting from these employee loans.  Under this program, employees other than executive officers were required to execute either a sell limit order or a stop loss order on the collateral stock once the common stock price exceeds the employee’s break-even point.  Executive officers were precluded from participating in the stop loss program as a result of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits material modifications to any term of a loan to an executive officer. If the common stock price declines to the stop loss price, the collateral stock is sold and the proceeds utilized to repay the employee’s outstanding loan to Cypress.  The employee loans remain callable and Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

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

	Three months ended		Six months ended

(In thousands, except per share amounts)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Basic:
Net income (loss) attributable to common shareholders	$21,980	$(12,438)	$48,460	$(45,761)

Weighted-average common shares	123,366	122,941	122,892	123,973

Basic net income (loss) per share	$0.18	$(0.10)	$0.39	$(0.37)

Dilutive:
Net income (loss) attributable to common shareholders	$21,980	$(12,438)	$48,460	$(45,761)
Interest on 1.25% Notes, net of taxes	1,313	—	1,314	—
Bond issuance costs on 1.25% Notes, net of taxes	651	—	651	—
Other	(1,423)	—	(771)	—

Net income (loss) for diluted computation	$22,521	$(12,438)	$49,654	$(45,761)

Weighted-average common shares	123,366	122,941	122,892	123,973
Effect of dilutive securities:
1.25% Notes	33,103	—	33,103	—
Stock options	10,777	—	13,433	—
Other	221	—	221	—

Adjusted weighted average common shares and assumed conversions	167,467	122,941	169,649	123,973

Diluted net income (loss) per share	$0.13	$(0.10)	$0.29	$(0.37)

For the three and six months ended Q2 2004, diluted earnings per share included approximately 33.1 million shares assuming conversion of the 1.25% Convertible Subordinated Notes (“1.25% Notes”) and payment of the $300 portion of each note in cash rather than common stock. Each $1,000 principal value 1.25% Note issued in June 2003, is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. Cypress, at its option may pay the $300 in shares of common stock, subject to certain conditions. Cypress currently intends to pay the $300 in cash rather than shares of common stock. As a result, for purposes of determining Cypress’s diluted earnings per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, earnings in the diluted earnings per share calculation are adjusted by 70% of the interest expense and bond issuance costs. For a detailed description of our 1.25% Notes refer to our Annual Report on Form 10-K for the year ended December 28, 2003.

For the three and six months ended Q2 2004, the shares of common stock issuable upon the assumed conversion of Cypress convertible 3.75% subordinated notes were excluded from the calculation of diluted net loss per share as the effect was anti-dilutive.

For the three and six months ended Q2 2004, approximately 21.9 million and 14.1 million, respectively, of Cypress’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

For the three and six months ended Q2 2003, the shares of common stock issuable upon the assumed conversion of all our convertible subordinated notes were excluded from the calculation of diluted net loss per share as the effect was anti-dilutive.

For the three and six month periods ended June 29, 2003, outstanding options were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. At June 29, 2003, total outstanding options to purchase common stock were 42.5 million with a weighted average exercise price of $13.19.

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

In addition, Cypress reports its product offerings by market segment in order to provide enhanced focus on serving end markets. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development spending. The Wide Area Networks (“WAN”) and Storage Area Networks (“SAN”) segment helps to provide product definition in the networking arena. The Wireless Terminals (“WIT”) and Wireless Infrastructure (“WIN”) segment helps focus Cypress’s efforts in the wireless space. The Computation and Consumer market segment includes products used in computers, peripherals and other applications. The Cypress Subsidiaries segment includes the operations of Cypress’s subsidiaries; Silicon Light Machines, Silicon Magnetic Systems, Cypress Microsystems and SunPower Corporation.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding acquisition-related restructuring costs and interest and other income and (expense), net.

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately. Memory Products are generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for Memory Products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota (“Fab 4”). Memory Products are used by a variety of end-users generally for the storage and retrieval of information. In contrast to Memory Products, Non-memory Products generally sell at higher gross margins. Some Non-memory Products are manufactured utilizing less technologically advanced processes. A majority of wafers for Non-memory Products are manufactured at Cypress’s six-inch wafer production facility located in Texas (“Fab 2”), while some wafers are procured from foundries. Products in the Non-memory segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as Cypress’s OC-48 Serializer/Deserializer (“SERDES”) device for optical communications systems.

The tables below set forth information about the reportable business segments for the three and six months ended June 27, 2004 and June 29, 2003, respectively. Cypress does not allocate interest income and expense, income taxes, acquisition-related costs or restructuring charges to its segments. Cypress does not allocate assets to segments. In addition, business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Net Revenues

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Memory	$110,925	$80,780	$216,555	$148,590
Non-memory	153,344	122,336	302,107	235,493

Total consolidated revenues	$264,269	$203,116	$518,662	$384,083

Business Segment Income (Loss) before Provision for Income Taxes

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Memory	$9,599	$(4,364)	$20,605	$(11,618)
Non-memory	24,195	5,013	52,368	(4,874)
Restructuring and acquisition costs	(9,607)	(9,161)	(19,717)	(22,005)
Interest income	2,688	3,583	5,282	7,310
Interest expense	(2,710)	(5,130)	(5,578)	(9,806)
Other income and (expense), net	(657)	(2,173)	(1,131)	(3,066)

Income (Loss) before provision for income taxes	$23,508	$(12,232)	$51,829	$(44,059)

Market Segment Information

Cypress does not allocate interest income and expense, income taxes, acquisition-related costs or restructuring charges to segments. Cypress does not allocate assets to segments. In addition, market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Net Revenues

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Wide area networks/storage area networks	$81,718	$65,017	$165,646	$120,634
Wireless terminals/wireless infrastructure	92,413	58,701	170,372	116,192
Computation and consumer	79,260	71,440	161,637	131,805
Cypress subsidiaries	10,878	7,958	21,007	15,452

Total consolidated revenues	$264,269	$203,116	$518,662	$384,083

Market Segment Income (Loss) Before Provision for Income Taxes

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Wide area networks/storage area networks	$7,066	$(2,336)	$20,379	$(13,045)
Wireless terminals/wireless infrastructure	17,811	191	32,030	(1,955)
Computation and consumer	16,269	10,523	34,698	12,952
Cypress subsidiaries	(7,352)	(7,729)	(14,134)	(14,444)
Restructuring and acquisition costs	(9,607)	(9,161)	(19,717)	(22,005)
Interest income	2,688	3,583	5,282	7,310
Interest expense	(2,710)	(5,130)	(5,578)	(9,806)
Other income and (expense), net	(657)	(2,173)	(1,131)	(3,066)

Income (Loss) before provision for income taxes	$23,508	$(12,232)	$51,829	$(44,059)

International revenues accounted for 69% for the three months ended Q2 2004 compared to 61% for the three months ended Q2 2003. International revenues accounted for 67% for the six months ended Q2 2004 compared to 61% for the six months ended Q2 2003.

Revenue to one original equipment manufacturer customer accounted for 10.3% of total revenues for the three months ended Q2 2004.  No individual original equipment manufacturer customer accounted for greater than 10.0%

of total revenues for the six months ended Q2 2004 and for the three and six months ended Q2 2003. Revenue to one of Cypress’s distributors, accounted for 12.6% and 13.6% of total revenues for the three and six months ended Q2 2004.  Revenue to a second Cypress distributor accounted for 10.9% of total revenues for the three months ended Q2 2003.  No individual distributors accounted for greater than 10.0% of total revenues for the six months ended Q2 2003.

Note 16 - Subsequent Event

Fill Factory

On August 4, 2004, Cypress closed on the acquisition of 100% of the outstanding capital stock of FillFactory NV (“FillFactory”), a Belgium based company specializing in active pixel Complimentary Metal Oxide Semiconductor (“CMOS”) image sensor technology.

Cypress acquired FillFactory for a total consideration of $100 million, excluding acquisition costs. The purchase price will be allocated between in-process research and development, which will be immediately expensed, other intangibles that will be amortized over their estimated useful lives, and goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CYPRESS SEMICONDUCTOR CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Six Month Periods Ended June 27, 2004

The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future revenues, average selling prices (“ASPs”) and other operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances and related gross margin impact, pressure on and trends for average selling prices, our intention to seek intellectual property protection for our manufacturing processes, expected capital expenditures, future acquisitions, the financing of SunPower Corporation, the repayment of loans by SunPower, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, the changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, risks related to investing in development stage companies, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. The forward-looking statements are based on our current expectations as of the date of this report. We assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” below and elsewhere in this report.

Executive Summary

We design, develop, manufacture and market a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. We have four product divisions and four subsidiaries, organized into two business segments: our Memory products and Non-memory products groups. In addition, in order to enhance our focus on the communications market and our end customers, we report information by the following market segments: Wide Area Networks and Storage Area Networks (“WAN/SAN”); Wireless Infrastructure and Wireless Terminal (“WIN/WIT”); Computation and consumer; and our Cypress Subsidiaries.

The semiconductor industry continued its recovery in the first half of 2004, which translated into a broad market improvement for us. We had sequential improvements in revenue, gross margin and operating results compared to the fiscal quarter and six months ended June 29, 2003 (“Q2 2003”). This resulted in net income of $22.0 million and $48.5 million in the three and six months ended June 27, 2004 (“Q2 2004”) compared to a net loss of $(12.4) million and $(45.8) million for the corresponding periods in Q2 2003.

Our revenues for Q2 2004 were $264.3 million, an increase of $61.2 million or 30.1% compared to revenues for Q2 2003. Our revenues for the first half of fiscal 2004 were $518.7 million, an increase of $134.6 million or 35.0% compared to revenues for the first half of fiscal 2003. The revenue increase in Q2 2004 compared to Q2 2003 is primarily attributable to an increase in unit shipments across all market segments, with significant contributions from Micropower Static Random Access Memory (“SRAM”), Universal Serial Bus (“USB”), and Network Search Engines (“NSEs”). In general, as we look ahead for the rest of 2004, we believe the outlook to be a growth year both for the semiconductor industry and ourselves. Our belief is based upon signs we are seeing in the communications recovery and the already strong consumer and wireless markets. We currently expect revenue for fiscal 2004 to be up approximately 30% over 2003 fiscal revenue as a result of increased unit shipments and stable ASPs. However, as is typical in our industry, short-term demand-supply imbalance and/ or growth in end-customer inventory could create volatility in order patterns, resulting in back end loaded quarters. Conversely, the seasonality aspects of the second half of fiscal 2004 could bring some benefit in personal computer and consumer related demand.

Our gross margin improved to 52.8% for Q2 2004 compared to 47.6% for Q2 2003. Our gross margin also improved to 52.1% for the first half of fiscal 2004 compared to 45.6% for the first half of fiscal 2003. The improvement in gross margin as a percentage of sales was primarily due to a favorable shift in product mix towards higher margin products and to a decrease in unit manufacturing costs, which was driven by increased unit sales and improved efficiencies of our manufacturing facilities. We currently expect gross margin percentage to increase modestly in the ensuing quarter and the rest of the fiscal year, due to a continued increase in manufacturing efficiencies, partially offset by unfavorable changes in product mix.

Research and development and Selling, general and administrative expenses for Q2 2004 were $105.6 million, $9.6 million higher than Q2 2003. This is a result of a pay increase to employees, effective Q2 2004, higher commission costs from increased sales and increased expenditures for regulatory requirements of the Sarbanes-Oxley Act. In addition, Q2 2004 also included a $2.0 million charge for a damages claim settlement. Research and development and Selling, general and administrative expenses for the first half of fiscal 2004 were $197.5 million, $5.9 million higher than for the first half of fiscal 2003.  This increase is a result of a pay increase, effective as of the beginning of Q2 2004, higher commission costs from increased sales and increased expenditures for regulatory requirements of the Sarbanes-Oxley Act. The increase was partially offset due to a Q1 2004 $7.8 million reduction in reserves related to our 2001 Employee Stock Purchase Assistance Plan (“SPAP”) loans receivable, as a result of significant reductions in outstanding balances due to collection of loans from employees.

Our total cash, cash equivalents, short-term investments, long-term investments, and restricted cash have increased $93.2 million during 2004. The increase was primarily due to operating cash flows of $99.8 million.

Results of Operations

Business Segment Net Revenues

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Memory	$110,925	$80,780	$216,555	$148,590
Non-memory	153,344	122,336	302,107	235,493

Total consolidated revenues	$264,269	$203,116	$518,662	$384,083

Revenues from the sale of Memory products for three and six months ended June 27, 2004 increased $30.1 million and $68.0 million or 37.3% and 45.7%, respectively, versus revenues from the sale of these products for the comparable fiscal 2003 periods. The growth in revenue for both the three and six months ended June 27, 2004 was driven primarily by two of our SRAM products, Synchronous SRAM which benefited from improving networking end-demand, and Micropower SRAM which continued to benefit from growth in cellular handset demand. Memory product units increased 43.4% and 40.1% for the three and six months ended June 27, 2004 versus the comparable fiscal 2003 periods. ASPs for Q2 2004 decreased compared to Q2 2003, while increasing for the 6 months ended June 27, 2004 compared to the six month period ending June 29, 2003. The average density (Mbits/Unit) of SRAM products sold continued to increase in the three and six month periods ending June 27, 2004, due to an increasing demand for features and functionality in cellular handsets. We use average ASP/Mbit as an indication of the magnitude of price change for Memory products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined by 36.8% and 35.9% for the three and six months ended June 27, 2004 versus the comparable fiscal 2003 periods, while total megabits sold increased by 138.0% and 119.3% in the same periods.  These changes were primarily due to our sales of 1T (one-transistor) Micropower Pseudo SRAM products in the three and six months ended June 27, 2004 of $22.7 million and $38.8 million compared to zero sales in the comparable fiscal 2003 periods. Our acquisition of Cascade in Q1 2004, a company specializing in 1T products, contributed to the 1T product sales increase.

Revenues from the sale of Non-memory products for the three and six months ended June 27, 2004 increased $31.0 million and $66.6 million or 25.3% and 28.3%, respectively, versus revenues from the sale of these products in the comparable fiscal 2003 periods. Non-memory product unit sales increased 26.1% and 35.5% for the three and six months ended June 27, 2004 versus the comparable fiscal 2003 periods.  The growth in revenue for both three and six months ended June 27, 2004 was driven primarily by the continued adoption rate of our USB family of products, the improving networking end-demand of our NSEs, Programmable Clocks which benefited from the continued strength in consumer related products, multi-PORT (“MPORT”) and Programmable-Logic Devices (“PLDs”) products offset by reduced demand for our Neuron products.

Market Segment Revenues

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Wide area networks/storage area networks	$81,718	$65,017	$165,646	$120,634
Wireless terminals/wireless infrastructure	92,413	58,701	170,372	116,192
Computation and consumer	79,260	71,440	161,637	131,805
Cypress subsidiaries	10,878	7,958	21,007	15,452

Total consolidated revenues	$264,269	$203,116	$518,662	$384,083

Revenues from the sale of WAN/SAN products for the three and six months ended June 27, 2004 increased $16.7 million and $45.0 million or 25.7% and 37.3% versus revenues from the sale of these products in the comparable fiscal 2003 periods. Improvement in the overall enterprise networking market has been followed by increases in broader-based networking sales. WAN/SAN product revenues increased as compared to Q2 2003 due primarily to increased demand for our network search engines. This segment also benefited from our acquisition of Micron Technology, Inc.’s high-performance communications orientated SRAM product portfolio inventory in the second quarter of 2003.

Revenues from the sale of WIT/WIN products for the three and six months ended June 27, 2004 increased $33.7 million and $54.2 million or 57.4% and 46.6% versus revenues from the sale of these products in the comparable fiscal 2003 periods. The revenue increase is attributable in part to strength in the handset business, continued shift to a higher-density SRAM product mix and growth in base-station business. Revenue in this segment is dominated by our More Battery Life (“MoBL”) and MicroPower SRAM product families. Growth has also occurred from the sale of MPORT product into base station products.

Revenues from the sale of computation and consumer products for the three and six months ended June 27, 2004 increased $7.8 million and $29.8 million or 10.9% and 22.6% versus revenues from the sale of these products in the comparable fiscal 2003 periods. In the computation sector, PC-related demand grew due to the increase in the adoption rate of USB 2.0 technology, a serial plug-and-play connection standard for PCs and peripherals. Growth in the consumer sector was driven primarily by sales of our programmable clocks.

Revenues from the Cypress subsidiaries for the three and six months ended June 27, 2004 increased $2.9 million and $5.6 million or 36.7% and 36.0% versus revenues from the sale of these products for the comparable fiscal 2003 periods. The growth was driven by increased Programmable System on a Chip (“PsoC”) product revenue from Cypress MicroSystems.

Cost of Revenues/Gross Margin

Costs of revenues for the three and six months ended June 27, 2004 were $124.9 million and $ 248.2 million, compared to $106.4 million and $209.0 million, respectively, for the corresponding 2003 periods. This equates to gross margins for the three and six months ended June 27, 2004 of 52.8% and 52.1%, compared to 47.6% and 45.6%, respectively, for the corresponding 2003 periods.

The 5.2% and 6.5% increase in gross margin percentage for the three months and six months ended June 27, 2004 compared to the corresponding 2003 periods is attributable to an increase in wafer production using our 0.15-micron Complimentary Metal Oxide Semiconductor (“CMOS”) and 0.13-micron CMOS manufacturing processes resulting in lower unit costs, and the increased utilization of our wafer fabs.

Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business including our inventory profile. The table below sets forth the gross margins and the related impact of inventory adjustments to gross margins as a percentage of net revenues.

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Gross margins	52.8%	47.6%	52.1%	45.6%
Impact of inventory adjustments: benefit (write-down)	1.8%	2.6%	1.5%	2.1%

We had gross margin improvements in all of our business and market segments for the three and six months ended June 27, 2004 compared to the corresponding 2003 periods as a result of improved revenues in the three and six months ended June 27, 2004 compared to the comparable fiscal 2003 periods.

Research and Development

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Revenues	$264,269	$203,116	$518,662	$384,083
Research and development	66,797	64,208	129,955	128,614
R&D as a percent of revenues	25.3%	31.6%	25.1%	33.5%

Research and development (“R&D”) expenditures for the three and six months ended June 27, 2004 increased $2.6 million and $1.3 million, respectively, compared to the three and six months ended June 27, 2003. The increase in expenditures for both the three and six month periods of 2004 versus comparable 2003 periods was primarily due to higher labor costs.

During Q2 2004 and the first six months of fiscal 2004, we recorded $2.9 million and $5.6 million, respectively, in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions, as compared to $3.8 million and $9.8 million, respectively, for the comparable fiscal 2003 periods.

Selling, General and Administrative

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Revenues	$264,269	$203,116	$518,662	$384,083
Selling, general and administrative	38,823	31,811	67,519	62,940
SG&A as a percent of revenues	14.7%	15.7%	13.0%	16.4%

Selling, general and administrative (“SG&A”) expenses for the three and six months ending in June 27, 2004 increased $7.0 million and $4.6 million, respectively, compared to the three and six months ended June 29, 2003.

The increase in SG&A expenditures for the three and six months ended June 27, 2004 is a result of a pay increase to employees, effective as of the beginning of Q2 2004, higher commission costs from increased sales and increased expenditures for regulatory requirements of the Sarbanes-Oxley Act.  Q2 2004 also includes a $2.0 million charge for a damages claim settlement.

Increases in SG&A expenses for the six months ended June 27, 2004 are offset by a reduction in the SPAP reserve of $7.8 million. The decrease in the reserve was due to a decline in the employee loan receivable balance under this plan at March 28, 2004 compared to December 28, 2003, as a result of significant repayments by employees during Q1 2004.

Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. During the three years ended December 28, 2003, we had two restructuring events that were in various stages of completion. The first was initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”), and the second was initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). As of December 28, 2003, both restructuring events had been substantially completed with reserves remaining only for leases and employee benefits. As of June 27, 2004, all employee benefits had been paid out and the only remaining reserve relates to lease payments, which will be paid through the fourth quarter of 2007. For additional information on these events, refer to Note 5 in the Condensed Consolidated Financial Statements.

Acquisition Costs

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Amortization of intangibles	$9,607	$9,346	$19,798	$18,830

Total acquisition and other costs	$9,607	$9,346	$19,798	$18,830

Acquisition costs consist primarily of the amortization of acquired intangible assets and expensed in-process research and development charges. Amortization of intangible assets was $9.6 million and $19.8 million for the three and six months ended June 27, 2004, respectively, compared to $9.3 million and $18.8 million for the three and six months ended June 29, 2003, respectively. The increase in amortization costs during the three and six month periods ended June 27, 2004, compared to the three and six month periods ended June 29, 2003, was primarily due to additional intangible assets identified, and the related amortization thereof, as a result of the acquisition of Cascade in Q1 2004.

Interest Income, Interest Expense and Other Income and (Expense), Net

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Interest income	$2,688	$3,583	$5,282	$7,310
Interest expense	(2,710)	(5,130)	(5,578)	(9,806)
Other income and (expense), net	(657)	(2,173)	(1,131)	(3,066)

Interest and other income and (expense), net	$(679)	$(3,720)	$(1,427)	$(5,562)

Interest income for the three and six month periods ended June 27, 2004, decreased by $0.9 million and $2.0 million, respectively, compared to the same periods of fiscal 2003. The decreases were primarily due to less interest earned on SPAP loans. The effect of higher average cash and investment balances during the first six months of 2004 compared to 2003 was approximately offset by lower rates of return.

Interest expense for the three and six month periods ended June 27, 2004, decreased by $2.4 million and $4.2 million, respectively, compared to the same periods in fiscal 2003. Interest expense during the three and six month periods ended June 27, 2004 is primarily associated with the $600.0 million principal amount of our 1.25% Convertible Subordinated Notes (“1.25% Notes”) and the $68.7 million principal amount of our 3.75% Convertible Subordinated Notes (“3.75% Notes”). Interest expense for the three and six month periods ended June 29, 2003 was primarily associated with the then existing principal amounts of our 4.0% Convertible Subordinated Notes (“4.00% Notes”), and our 3.75% Notes issued in January 2000 and June 2000, respectively.

Other income and (expense), net was $(0.7) million and $(1.1) million, respectively, for the three and six months ended June 27, 2004 compared to $(2.2) million and $(3.1) million, respectively, for the comparable fiscal 2003 periods. Below is a summary of the major components:

	Three months ended		Six months ended

(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Amortization of bond issuance costs	$(1,024)	$(960)	$(2,047)	$(1,651)
Equity in net income of partnership investment (see Note 7)	239	—	661	—
Gain (loss) on repurchase of bonds	—	(1,247)	—	(1,247)
Investment impairment charges	—	(1,012)	—	(1,012)
Foreign exchange gain (loss)	14	(608)	(39)	(897)
Earnings on investments held in trust for employee elected deferred compensation	33	1,548	148	1,014
Minority interest	—	66	—	1,045
Other	81	40	146	(318)

Other income and (expense), net	$(657)	$(2,173)	$(1,131)	$(3,066)

Income Taxes

Our effective income tax rates for Q2 2004 and Q2 2003 were 6.5% and 1.7%, respectively. For the six months ended June 27, 2004 and June 29, 2003, our effective income tax rates were 6.5% and 3.9%, respectively.  Tax provisions of $1.5 million and $3.4 million were recorded during the three and six month periods ending June 27, 2004.  This compares to tax provisions of $0.2 million and $1.7 million recorded during the three and six month periods ending June 29, 2003.  The tax provisions for all periods is attributable to income earned in non U.S. operations. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to the utilization of fully reserved deferred tax assets, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Liquidity and Capital Resources

(In thousands)	June 27, 2004	December 28, 2003

Cash, cash equivalents and short-term investments	$282,228	$198,617
Restricted cash	63,196	62,814
Long-term investments (1)	127,669	118,437

Subtotal	473,093	379,868
Working capital	388,282	307,716
Long-term debt (excluding current portion)	680,779	684,260

(1)	Includes liquid investments in limited liability partnerships (see Note 7 to the condensed consolidated financial statements for details).

Key Components of Cash Flow

	Six months ended

(In thousands)	June 27, 2004	June 29, 2003

Net cash flow generated from operating activities	$99,411	$35,667
Net cash flow used for investing activities	(64,810)	(33,993)
Net cash flow generated from financing activities	19,455	393,034

Net increase in cash and cash equivalents	$54,056	$394,708

Cash generated from operations was $99.4 million in the first half of fiscal 2004 compared to $35.7 million in the first half of fiscal 2003. The largest contributor to the change was an increase in net income of $94.2 million. This increase was partially offset by an increase in net operating assets of  $11.6 million.

Investment activities used cash of $64.8 million in the first half of fiscal 2004 compared to $34.0 million in the first half of fiscal 2003.  Additional purchases of available-for-sale investments of $47.4 million and an increase in capital purchases of $17.6 million, contributed to the change. This net increase of $65.0 million was partially offset by a $27.6 million increase in proceeds from repayments of SPAP loans.

Net cash from financing activities was $19.5 million in the first half of 2004 compared to $393.0 million in the first half of fiscal 2003. During the first half of fiscal 2004 we received proceeds of $21.1 million related to employee stock purchases under our employee stock purchase program and stock option exercises. During the first half of fiscal 2003 we received net proceeds of $581.6 million from the issuance of our 1.25% Notes and obtained $24.7 million (net) of long-term secured equipment financing and $11.5 million from the issuance of our common shares related to employee stock purchases under our employee stock purchase program and stock option exercises. We used a portion of the net proceeds received from the 1.25% Notes to redeem $75.1 million of existing convertible debt, to repurchase $98.9 million of our common shares, and to purchase a call spread option for $49.3 million.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending January 2, 2005. Our expected significant investment and financing cash outlays for the fiscal year ending January 2, 2005, include capital expenditures for investment in our product development and technology initiatives, including capital expenditures for our SunPower subsidiary. Total capital expenditures, including capital expenditures by SunPower, are estimated at $126 million for the remainder of fiscal year 2004. Cypress has financed SunPower’s capital expenditures and these amounts are included in the outstanding SunPower loan balances (refer to Note 3 in the Condensed Consolidated Financial Statements). The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes (the “Subordinated Notes”) in the open market or in privately negotiated transactions at anytime. The actual total amount that can be repurchased is limited to $15.0 million.

We have $668.6 million of aggregate principal amount in subordinated notes that are due in July 2005 and June 2008 in the amount of $68.6 million and $600.0 million, respectively. The Subordinated Notes are subject to compliance with certain covenants that do not contain financial ratios. As of June 27, 2004, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the Subordinated Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

We have entered into a synthetic operating lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at June 27, 2004, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for these leases. As of June 27, 2004, the amount of restricted cash was $63.2 million, which was classified as a non-current asset on the consolidated balance sheet.

In conjunction with the 1.25% Notes offering in June 2003, we purchased a call spread option (the “Option”) on 32 million Cypress common shares expiring in July 2004 for $49.3 million (see Note 10 of the Notes to Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, for a description of the Option). The Option is designed to mitigate stock dilution from conversion of the 1.25% Notes. The Option was restructured in May 2004 into two equal parts maturing August 16 and September 30, 2004. The Option has value if the average market price per share of our common stock upon exercise or expiration of the Option is greater than $15 per share. The Option may be settled at our election in either net shares or in cash. As of June 27, 2004, the call spread option was out of the money, therefore it had little to no value.  This transaction will have no adverse impact on our cash balances or statement of operations as the Option was purchased previously in June 2003.

As of June 27, 2004 there remains outstanding $68.7 million of our 3.75% Notes due July 2005. We will be required to redeem these debentures at maturity expending $68.7 million plus accrued interest. We are currently evaluating the early redemption of the 3.75% Notes.

We gained effective control over SunPower in Q1 2003. As a result, effective the beginning of fiscal 2003, we consolidated the results of SunPower, which was previously accounted for under the equity method in 2002 due to the existence of substantive participating rights of the minority shareholders. We and our CEO own preferred stock of SunPower, which is convertible into common stock. As of June 27, 2004, we and our CEO own approximately 57% and 6%, respectively, of SunPower on an as converted basis. On June 29, 2004, we entered into a reorganization agreement with SunPower to purchase all of the outstanding shares of SunPower common stock in exchange for shares of our common stock. Holders of SunPower’s preferred stock are entitled to participate in this arrangement by converting their preferred stock into common stock. It is expected that all preferred holders will convert their shares into common stock, except for Cypress and potentially its CEO. Under the agreement, the SunPower minority interest being acquired by us in the transaction was valued at approximately $22 million. Following the transaction, we will invest an additional $16 million in SunPower’s preferred stock. Should Cypress’s CEO choose not to convert his preferred stock to common stock, his investment in SunPower will be diluted to 3%, on an as converted basis, as a result of Cypress’s additional investments. The reorganization transaction is subject to certain closing conditions and is expected to close in Q3 2004.

We have long-term loan agreements with two lenders with remaining aggregate principal equal to $16.6 million at June 27, 2004. These agreements are collateralized with specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid with monthly installments inclusive of accrued interest, over a 3 to 4 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants and we were in compliance with these covenants as of June 27, 2004.

On August 4, 2004, we closed on the acquisition of 100% of the outstanding capital stock of FillFactory NV (“FillFactory”), a Belgium based company specializing in active pixel CMOS image sensor technology. We acquired FillFactory for a total consideration of $100 million, excluding acquisition costs, to be paid in cash in Q3 2004.

We have entered into a $50.0 million, twenty-four month revolving line of credit with Silicon Valley Bank. As of June 27, 2004, there was no amount outstanding under the line of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 175 basis points at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distributions on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. Our obligations under the line of credit are guaranteed and secured by the stock of certain of our subsidiaries. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures, including any future obligations resulting from negotiations with SunPower agreements currently being finalized.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $282.2 million in cash and cash equivalents that we currently have for short-term requirements, we have approximately $127.7 million in marketable debt securities that are available for future operating, financing and investing activities, for a total liquid cash and investment position of $409.9 million. We have an additional $63.2 million of restricted cash for off balance sheet financing, for a total cash, investments, restricted cash and restricted securities position of $473.1 million. As of June 27, 2004, we maintain the ability to issue an aggregate of $112.5 million in debt, equity and other securities under a shelf registration statement we filed with the Securities and Exchange Commission in fiscal 2000.

We believe that liquidity provided by existing cash, cash equivalents, investments, our borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months, including capital expenditures of $126 million. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

We may seek at any time to raise additional capital to strengthen our financial position, facilitate growth, refinance and/or restructure our debt and provide us with additional flexibility to take advantage of business opportunities that arise.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share”. EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for periods beginning after March 31, 2004. The adoption of this standard did not have an impact on our Company’s computation of EPS.

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments.  The recognition and measurement guidance in EITF No. 03-01 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods.  We do not believe that the adoption of this standard will have a material impact on our consolidated balance sheet or statement of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after March 15, 2004.  However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.  The adoption of this standard did not have an impact on our consolidated balance sheet or statement of operations.

Risk Factors

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

•

the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge, which can be significantly impacted by even relatively minor errors, and which may result in products never achieving expected market demand; and

•	Our inability to ramp production on a timely basis in response to customer demand.

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

Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

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

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $180.0 million in expenditures on equipment in fiscal 2004, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

International revenues accounted for 31.0% and 33.4% of our total revenues in Q2 2004 and the first six months of fiscal 2004, respectively. At the end of Q2 2004, long-lived assets were held primarily in the United States with approximately 9% held in the Philippines and 1% in other foreign countries. Our Philippine assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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

We completed one acquisition in Q1 2004, no acquisitions in fiscal 2003, one acquisition in fiscal 2002, six acquisitions in fiscal 2001 and four acquisitions in fiscal 2000, and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	integrating acquired technology or products;

•	integrating acquired products into our manufacturing facilities;

•	assimilating the personnel of the acquired companies;

•	coordinating and integrating geographically dispersed operations;

•	our ability to retain customers of the acquired company;

•	the potential disruption of our ongoing business and distraction of management;

•	the maintenance of brand recognition of acquired businesses;

•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential unknown liabilities associated with acquired businesses; and

•	the migration of 6T PSRAM to 1T PSRAM technology.

We may incur losses in connection with loans made under our stock purchase assistance plan.

We have outstanding loans, consisting of principal and cumulative accrued interest, of $53.4 million as of June 27, 2004, to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan (see Note 13 to our condensed consolidated financial statements included in this report for a further description of this plan). We made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of June 27, 2004, we have a loss reserve against these loans of $8.5 million. In determining this reserve requirement, management considered various factors, including an independent fair value analysis of these loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

In Q1 2004, we instituted a program, announced in October 2003, aimed at minimizing any losses to employees as a result of our common stock price fluctuations. Under this program, either a limit sale order or a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee’s break-even point. Executive officers were precluded from participating in the stop loss program as a result of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits material modifications to loans made to executive officers. If the common stock price reaches the sale limit order or declines to the stop loss price, the common stock purchased by the employee under the Plan will be automatically sold and the proceeds utilized to repay the employee’s outstanding loan.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

During March 2004 the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”.  The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations.  The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese Yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress uses derivative financial instruments, specifically, forward contracts in hedging programs to address existing for balance sheet exposures as well as exposures on anticipated revenues and purchases of capital equipment. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Based on Cypress’s overall currency rate exposure at June 27, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress’s financial position, results of operations and cash flows over the next fiscal year. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress’s investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of a majority of Cypress’s debt obligations. See Note 11 of the Condensed Consolidated Financial Statements for further information.

Equity Options

At June 27, 2004, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million, that were originally entered into in 2001, which are classified in stockholders’ equity in the accompanying condensed consolidated balance sheet. The contracts require physical settlement. During Q2 2004, the contracts were extended, resulting in net cash inflows of $43 thousand. Currently the contracts are scheduled to expire in August 2004. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $21.00 per share, Cypress will receive a settlement value totaling $30.3 million in cash. If Cypress’s stock price is below the threshold price of $21.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended. See Note 9 of the Condensed Consolidated Financial Statements for further information.

Investments in Development Stage Companies

Cypress has invested in several privately held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of June 27, 2004, Cypress had invested $28.4 million in development stage companies, all of which could be lost if the companies are not successful.

As Cypress’s equity investments generally do not permit Cypress to exert significant influence or control over the entity in which Cypress is investing, these amounts generally represent Cypress’s cost of the investment, less any adjustments Cypress makes when it determines that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, Cypress carefully considers the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes and competition. This evaluation process is based on information that Cypress requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on its evaluation, Cypress previously recorded impairment charges related to Cypress’s investments in privately held companies in the aggregate of $21.6 million in fiscal years 2003, 2002 and 2001. Cypress has recorded no impairment charges for the three and six-month periods ended June 27, 2004. This compares to impairment charges of $1.0 million and $1.0 million for the three and six-month periods ended June 29, 2003. At the end of Q2 2004, we continued to hold a warrant to purchase 0.4 million shares of common stock of Nonvolatile Electronics, Inc. with an aggregate exercise price of $6.0 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in Cypress’s reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2004, Cypress may incur additional impairments to its equity investments in privately held companies.

Stock Purchase Assistance Plan

Included in other current assets at June 27, 2004, Cypress has outstanding loans, consisting of principal and cumulative accrued interest, of $53.4 million, before reserves of $8.5 million, to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. As of the end of fiscal 2003, the outstanding principal and cumulative accrued interest totaled $80.5 million, before reserves of $16.2 million. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors did not participate in this program. To date, there have been immaterial write-offs. As of June 27, 2004, Cypress had a loss reserve against these loans of $8.5 million. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. The underlying common stock collateral at June 27, 2004 was valued at $31.2 million.

If there were an additional 10% decline in the stock price, the difference between the carrying value of the loans and the underlying common stock collateral would be $16.8 million. If the stock continues at the same level, or does not increase, Cypress may have to further evaluate the reserve. However, Cypress is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employee’s personal assets should the employees not repay these loans. See Note 13 of the Condensed Consolidated Financial Statements for further information.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Cypress’s management has evaluated, under the direction and with the participation of Cypress’s Chief Executive Officer and Chief Financial Officer, the effectiveness of Cypress’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing evaluation, Cypress’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, Cypress’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Cypress in reports that Cypress files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls.

There were no changes in Cypress’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Cypress’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Part I in Note 8 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITY

During the first quarter of fiscal 2004, Cypress issued approximately 0.3 million unregistered shares of its common stock in connection with the acquisition of Cascade Semiconductor Corporation. The issuances were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(10) thereof. No underwriters were used in connection with the transaction.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases by Cypress of common stock during the first and second quarters of fiscal 2004:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the programs (1)

December 29, 2003 – March 28, 2004	—	$ —	—	$15,000,000

March 29, 2004 – June 27, 2004	—	—	—	15,000,000

Total	—	$ —	—	$15,000,000

(1)   On October 14, 2002, Cypress’s board of directors authorized a discretionary repurchase program to acquire shares of Cypress’s common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that Cypress had during the second quarter of fiscal 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2004, at Cypress’s Annual Meeting of Shareholders, the nominated directors were elected, the adoption of the Amended 1994 Stock Plan was approved, and the appointment of PricewaterhouseCoopers LLP as Cypress’s independent auditors was ratified. The results of the votes were as follows:

(1)          Election of Directors:

	Total Votes for Each Director	Total Votes Withheld From Each Director including abstentions

T.J. Rodgers	106,630,155	3,842,297
W. Steve Albrecht	108,444,321	2,028,131
Eric A. Benhamou	106,392,735	4,079,717
Fred B. Bialek	106,603,136	3,869,316
John C. Lewis	106,456,809	4,015,643
James R. Long	108,437,650	2,034,802
Alan F. Shugart	108,606,310	1,866,142

(2)	Approval of the adoption of the Amended 1994 Stock Plan:

	For 37,120,123	Against 35,510,313	Abstain 213,643

(3)	Ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Cypress for the fiscal year ending January 2, 2005:

	For 108,603,620	Against 1,717,514	Abstain 151,319

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

	Exhibit 10.1	First Amended and Restated Issuer Call Spread, dated May 11, 2004, by and among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Reports on Form 8-K

	Filing Date	Item Reported On

April 15, 2004

Item 9. We furnished a copy of our press release announcing our results for the fiscal year ended December 28, 2003, including a reconciliation between GAAP and non-GAAP measures discussed in the press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

	By	/s/ EMMANUEL HERNANDEZ

Emmanuel Hernandez Vice President, Finance and Administration and Chief Financial Officer

Dated: August 6, 2004