Form 10-Q
period 2004-09-26
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2004-11-05
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as outlined in Rule 12b-2 of the Exchange Act):
Yes ☒No ☐

The total number of shares of the registrant’s common stock outstanding as of November 1, 2004 was 125,750,802.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 26, 2004	December 28, 2003

ASSETS
Current assets:
Cash and cash equivalents	$150,518	$183,708
Short-term investments	71,981	14,909

Total cash, cash equivalents and short-term investments	222,499	198,617
Accounts receivable, net	125,088	113,568
Inventories	93,116	72,085
Other current assets	101,794	134,125

Total current assets	542,497	518,395

Property, plant and equipment, net	435,898	442,887
Goodwill	385,375	322,208
Other intangible assets	50,891	53,275
Long-term investments	105,688	118,437
Other assets	114,860	112,295

Total assets	$1,635,209	$1,567,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,590	$60,601
Accrued compensation and employee benefits	46,254	39,704
3.75% convertible subordinated notes	68,652	—
Other current liabilities	69,753	87,594
Deferred income	23,499	20,104
Income taxes payable	6,354	2,676

Total current liabilities	289,102	210,679

Convertible subordinated notes	600,000	668,652
Deferred income taxes and other tax liabilities	69,124	101,254
Other long-term liabilities	12,662	17,724

Total liabilities	970,888	998,309

Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 139,455 and 139,164 issued; 125,554 and 120,483 outstanding at September 26, 2004 and December 28, 2003, respectively	1,395	1,391
Additional paid-in-capital	1,125,161	1,115,684
Deferred stock compensation	(2,611)	(5,950)
Accumulated other comprehensive income	408	1,393
Accumulated deficit	(275,007)	(260,723)

	849,346	851,795

Less: shares of common stock held in treasury, at cost; 13,901 shares and 18,681 shares at September 26, 2004 and December 28, 2003, respectively	(185,025)	(282,607)

Total stockholders’ equity	664,321	569,188

Total liabilities and stockholders’ equity	$1,635,209	$1,567,497

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Revenues	$219,595	$216,642	$738,257	$600,725
Costs and expenses:
Cost of revenues	112,401	111,499	360,616	320,520
Research and development	64,764	62,028	194,719	190,642
Selling, general and administrative	37,239	33,139	104,758	96,079
Restructuring	(326)	(5,523)	(407)	(2,348)
Amortization of intangibles	9,739	9,444	29,537	28,274
In-process research and development charge	15,600	—	15,600	—

Total costs and expenses	239,417	210,587	704,823	633,167

Operating income (loss)	(19,822)	6,055	33,434	(32,442)
Interest income	2,724	2,882	8,006	10,192
Interest expense	(2,771)	(3,249)	(8,349)	(13,055)
Other income and (expense), net	(2,423)	12,299	(3,554)	9,233

Income (loss) before income taxes	(22,292)	17,987	29,537	(26,072)
Benefit from (provision for) income taxes	26,628	(720)	23,259	(2,422)

Net income (loss)	$4,336	$17,267	$52,796	$(28,494)

Basic net income (loss) per share	$0.03	$0.15	$0.43	$(0.23)

Diluted net income (loss) per share	$0.02	$0.12	$0.33	$(0.23)

Shares used in calculation of net income (loss) per share:
Basic	125,172	118,116	123,652	122,021
Diluted	130,961	163,175	167,788	122,021

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended

	September 26, 2004	September 28, 2003

Cash flow from operating activities:
Net income (loss)	$52,796	$(28,494)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	130,004	126,738
Amortization of deferred stock compensation	3,237	8,723
Loss on sales of property, plant and equipment	78	395
Employee stock purchase assistance plan loan interest	(1,586)	(3,024)
Acquired in-process research and development	15,600	—
Net loss on early retirement of debt	—	3,864
Unrealized gain on foreign currency derivatives	(104)	—
Asset impairment and other	(123)	(14,822)
Employee stock purchase assistance plan loan receivable reserve increase (decrease)	(7,752)	257
Restructuring credits	(407)	(5,323)
Stock received for manufacturing services	(3,750)	—
Deferred income taxes and other non-current tax liabilities	(29,891)	(101)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,214)	(33,688)
Inventories	(16,599)	20,978
Other assets	2,110	9,169
Accounts payable, accrued liabilities and other liabilities	(13,520)	(30,509)
Deferred income	3,395	(592)
Income taxes payable	1,905	734

Net cash flow generated from operating activities	134,179	54,305

Cash flow from investing activities:
Purchase of investments	(100,632)	(76,602)
Proceeds from sale or maturities of investments	55,922	49,696
Cash received from (used for) acquisitions, net	(89,931)	1,442
Acquisition of property, plant and equipment	(89,540)	(49,024)
Proceeds from collection of employee stock purchase assistance plan loans	28,437	2,016
Proceeds from the sale of equipment	(98)	3,684
NVE Investment	—	23,354
Other investments	(244)	(2,911)

Net cash flow used for investing activities	(196,086)	(48,345)

Cash flow from financing activities:
Proceeds from borrowings	—	24,678
Repayment of borrowings	(5,332)	(7,385)
Proceeds from issuance of convertible debt	—	600,000
Issuance costs of convertible debt	—	(18,450)
Redemption of convertible debt	—	(400,248)
Repurchase of common shares	—	(98,903)
Proceeds from issuance of stock under employee stock plans	32,152	25,717
Purchase of call spread on common stock	—	(49,300)
Extension of structured options, net	1,790	—
Proceeds from repayments of stockholder notes receivable, net	107	60
Other long-term liabilities	—	3,116

Net cash flow generated from financing activities	28,717	79,285

Net increase (decrease) in cash and cash equivalents	(33,190)	85,245
Cash and cash equivalents, beginning period	183,708	87,200

Cash and cash equivalents, end of period	$150,518	$172,445

Supplemental disclosure of non-cash information
Common stock issued for acquisitions	$6,011	$—
Customer prior advances applied to equipment sale	$—	$5,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Fiscal Year

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2004 is a 53-week year. The three-month periods ended September 26, 2004 (“Q3 2004”), June 27, 2004 (“Q2 2004”), March 28, 2004 (“Q1 2004”), September 28, 2003 (“Q3 2003”), June 29, 2003 (“Q2 2003”) and March 30, 2003 (“Q1 2003”) all included thirteen weeks.

Basis of Presentation

In the opinion of the management of Cypress, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. Certain prior-year amounts have been reclassified to conform to current-year presentation. Cypress believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the three and nine months ended Q3 2004 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”  EITF Issue No. 04-08 pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”  EITF Issue No. 04-08 addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share (“EPS”). The pronouncement is effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS.  The Company does not expect the provisions to have an impact on its computation of EPS.

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through investments other than common stock. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF Issue No. 02-14 will have no impact on the Company’s consolidated balance sheets or statements of operations.

In March 2004, the EITF reached a consensus on Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF Issue No. 03-06 also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for periods beginning after March 31, 2004. The adoption of this standard did not have an impact on the Company’s computation of EPS.

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF Issue No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments.  In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ended after June 15, 2004. The Company will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.

In December 2003, the FASB released a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The FIN 46 revision expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  A public entity is required to apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ended after March 15, 2004.  However, a public entity is required to apply the FIN 46 revision to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ended after December 15, 2003.  The adoption of this standard did not have an impact on the Company’s consolidated balance sheets or statements of operations.

Accounting for Stock-Based Compensation

Cypress has a number of stock-based employee compensation plans. Cypress accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretation. In certain instances, Cypress reflects stock-based employee compensation cost in net income (loss). If there is any compensation under the rules of APB 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The following table illustrates the effect on net income (loss) and income (loss) per share if Cypress had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Nine months ended

(In thousands, except per share amounts)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net income (loss), as reported	$4,336	$17,267	$52,796	$(28,494)
Add: Total stock-based compensation expense reported in net income (loss), net of related tax effect of zero	824	1,369	3,237	8,723
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect of zero	(24,084)	(16,051)	(64,067)	(45,472)

Pro forma net income (loss)	$(18,924)	$2,585	$(8,034)	$(65,243)

Net income (loss) per share:
Basic—as reported	$0.03	$0.15	$0.43	$(0.23)
Diluted—as reported	$0.02	$0.12	$0.33	$(0.23)
Basic—pro forma	$(0.15)	$0.02	$(0.06)	$(0.53)
Diluted—pro forma	$(0.16)	$0.02	$(0.09)	$(0.53)

Note 2 - Business Combinations

Cypress completed two acquisitions during the nine months ended Q3 2004 and made no acquisitions during the corresponding period of fiscal 2003.

Acquisition of FillFactory NV (“FillFactory”)

On August 4, 2004, Cypress completed the acquisition of FillFactory, a Belgium-based company specializing in active pixel Complimentary Metal Oxide Semiconductor (“CMOS”) image sensor technology.  The fair value of assets acquired and liabilities assumed were recorded in Cypress’s condensed consolidated balance sheet as of August 4, 2004, the effective date of the acquisition, and the results of operations were included in Cypress’s condensed consolidated results of operations subsequent to August 4, 2004.  There were no significant differences between the accounting policies of Cypress and FillFactory.  FillFactory is part of Cypress’s Memory business segment and impacts various market segments (see Note 15).

Under the terms of the acquisition, Cypress acquired 100% of the outstanding capital stock of FillFactory in exchange for an aggregate of $100.0 million in cash.  Of the total cash consideration, $14.0 million is held in an escrow fund, which will be used to compensate the Company for any liabilities the Company may incur resulting from any breach of general representations or warranties made by FillFactory’s shareholders. The escrow fund, less any amounts reimbursed to the Company, will be distributed to FillFactory’s shareholders in installments through fiscal 2008.

The following table summarizes the total purchase consideration:

(In thousands)

Cash	$100,000
Acquisition costs	1,353

Total purchase consideration	$101,353

The allocation of the purchase consideration was as follows:

(In thousands)

Net tangible assets	$8,857
Acquired identifiable intangible assets:
Purchased technology	5,600
Patents	6,400
Customer contracts	7,500
Trademarks	1,300
In-process research and development	15,600
Deferred tax liabilities	(7,071)
Goodwill	63,167

Total purchase consideration	$101,353

Net tangible assets acquired consisted of the following:

(In thousands)

Cash and cash equivalents	$8,343
Trade accounts receivable, net	4,990
Inventories	2,735
Property and equipment	893
Other assets	768

Total assets acquired	17,729

Accounts payable	(4,292)
Other accrued expenses and liabilities	(4,580)

Total liabilities assumed	(8,872)

Net tangible assets acquired	$8,857

In-process research and development of $15.6 million was expensed in Q3 2004 as the acquired in-process research and development projects have not reached technological feasibility and have no alternative future use as of the date of acquisition.  In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development.

The valuation of in-process research and development was determined using the sum of the discounted future cash flows attributable to the projects using discount rates ranging from 28% to 50%, based on the estimated time to complete the projects and the level of risks involved.  In addition, the percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility.  The percentage of completion for these projects ranged from 1% to 91%.

Acquired identifiable intangible assets are being amortized over their estimated useful lives of 4 years on a straight-line basis.

Goodwill represents the excess of the purchase price over the fair values of the net tangible and intangible assets.  FillFactory offers a variety of high-performance custom and standard products for some of the industry’s most advanced digital photography, high-speed imaging, machine vision and automotive applications.  Through this acquisition, the Company’s goals are to increase its sales into the cellular phone markets and to augment its penetration of additional market segments, including digital still cameras and automotive sensors.  These factors primarily contributed to a purchase price which resulted in goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but will be tested for impairment at least annually.

The following unaudited pro forma financial information presents the combined results of operations of Cypress and FillFactory as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Cypress that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Cypress. Pro forma results were as follows:

	Three months ended		Nine months ended

(In thousands, except per share amounts)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Revenues	$223,215	$220,992	$755,145	$617,017
Net income (loss)	$3,942	$15,625	$49,849	$(32,914)
Basic net income (loss) per share	$0.03	$0.13	$0.40	$(0.27)
Diluted net income (loss) per share	$0.02	$0.11	$0.32	$(0.27)

Acquisition of Cascade Semiconductor Corporation (“Cascade”)

On January 6, 2004, Cypress acquired 100% of the outstanding common and preferred stock of Cascade Semiconductor Corporation, a company specializing in one-transistor Pseudo Static Random Access Memory (“SRAM”) products for wireless applications, including cellular phones. Cascade is part of Cypress’s Memory business segment and Wireless Terminals market segment (see Note 15).

The fair value of assets acquired and liabilities assumed were included in Cypress’s condensed consolidated balance sheet as of January 6, 2004, the effective date of the acquisition, and the results of operations were included in Cypress’s condensed consolidated results of operations subsequent to January 6, 2004.  There were no significant differences between the accounting policies of Cypress and Cascade. Supplemental pro forma financial information is not presented, as the historical results of operations of Cascade are not material to Cypress’s consolidated results of operations.

The total consideration for Cascade will be up to approximately $19.0 million in a combination of Cypress shares and cash, consisting of purchase consideration of $9.6 million and contingent consideration of $9.4 million.

Purchase consideration:  The purchase consideration of $9.6 million consisted of initial shares issued upon closing (290,360 valued at $6.0 million) plus an additional $3.0 million in share consideration, to be issued in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, to former stockholders as a result of the achievement of the first milestone in Q1 2004, and $0.6 million in acquisition and related expenses.

The allocation of the purchase consideration was as follows:

(In thousands)

Current assets	$7,960
Current liabilities	(4,719)

Net tangible assets	3,241
Acquired identifiable intangible assets:
Purchased technology	6,289
Non-compete agreements	65

Total purchase consideration	$9,595

Acquired identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives of 24 months.

Contingent consideration:  The $9.4 million consideration represents contingent consideration payable to employees based on either milestone achievement and employment conditions, or employment conditions alone, through January 2007. Where the contingency is based on milestone achievements and employment conditions, no charge is recognized until the milestone conditions have been reached at which point any contingent consideration will be recognized over the employment-vesting period. Employment-only contingent consideration is recognized over the employment-vesting period.  In the three and nine-month periods ended Q3 2004, Cypress recorded charges of $0.9 million and $3.1 million, respectively, related to the achievement of revenue milestones and employment service periods. The accrued charges will be paid out in Q4 2004 and Q1 2007.

Note 3 - Consolidation of SunPower Corporation (“SunPower”)

Cypress gained effective control over SunPower in Q1 2003. As a result, effective at the beginning of fiscal 2003, Cypress consolidated the results of SunPower, which was previously accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights of the minority shareholders. Cypress and its Chief Executive Officer (“CEO”) own preferred stock of SunPower, which is convertible into common stock. As of September 26, 2004, Cypress and its CEO owned approximately 57% and 6%, respectively, of SunPower on an as-converted basis.

On June 29, 2004, Cypress entered into a reorganization agreement with SunPower to purchase all of the outstanding shares of SunPower’s common stock in exchange for shares of Cypress’s common stock.  Holders of SunPower’s preferred stock, including Cypress and its CEO, are entitled to participate in this arrangement by converting their preferred stock into common stock.

The reorganization is expected to be completed in the fourth quarter of fiscal 2004.  All preferred holders are expected to convert their shares into common stock, except for Cypress.  Cypress will acquire all the minority interests held in SunPower, making SunPower a wholly-owned subsidiary of Cypress.  Under the reorganization agreement, the SunPower minority interest acquired by Cypress in the transaction will be valued at approximately $24.7 million. Following the transaction, Cypress will invest an additional $16.0 million in SunPower’s preferred stock.  The purchase price will be allocated between in-process research and development, which will be expensed immediately, intangible assets and goodwill.

All SunPower intercompany loans and transactions have been eliminated from the condensed consolidated financial statements.

Note 4 - Goodwill and Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill allocated to the reportable segments:

(In thousands)	Memory	Non-Memory	Total

Balance at December 28, 2003	$—	$322,208	$322,208
Goodwill acquired	63,167	—	63,167

Balance at September 26, 2004	$63,167	$322,208	$385,375

Goodwill acquired was related to the acquisition of FillFactory in Q3 2004 (see Note 2).

Purchased Intangibles

In Q3 2004, Cypress acquired FillFactory. The acquisition resulted in a $5.6 million increase in gross value of purchased technology and a $15.2 million increase in gross value of patents, customer contracts and trademarks. In Q1 2004, Cypress acquired Cascade. The acquisition resulted in a $6.3 million increase in gross value of purchased technology and a $0.1 million increase in gross value of non-compete agreements (see Note 2). The following tables present details of Cypress’s total purchased intangible assets with finite lives.  Cypress does not have any intangible assets with indefinite lives.

As of September 26, 2004

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$204,545	$(171,332)	$33,213
Non-compete agreements	18,715	(18,393)	322
Patents, licenses, customer contracts and trademarks	21,903	(5,680)	16,223
Other	4,600	(3,467)	1,133

Total	$249,763	$(198,872)	$50,891

As of December 28, 2003

(In thousands)	Gross	Accumulated Amortization	Net

Purchased technology	$192,656	$(148,234)	$44,422
Non-compete agreements	18,650	(14,436)	4,214
Patents, licenses, customer contracts and trademarks	6,704	(3,788)	2,916
Other	4,600	(2,877)	1,723

Total	$222,610	$(169,335)	$53,275

Amortization expense for the three and nine months ended Q3 2004 was $9.7 million and $29.5 million, respectively. Amortization expense for the three and nine months ended Q3 2003 was $9.4 million and $28.3 million, respectively. The estimated annual amortization expense of these purchased intangible assets is as follows:

(In thousands)

2004 (remaining three months)	$8,731
2005	23,008
2006	8,144
2007	5,820
2008	3,379
Thereafter	1,809

Total	$50,891

Note 5 - Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year.  Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists.  Cypress had two active restructuring plans—one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) and the other initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”).  Cypress recorded initial restructuring charges under the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made.  However, due to continued changes in the semiconductor industry and in specific business conditions, Cypress has taken additional actions and made appropriate adjustments for property, plant and equipment, leased facilities and personnel costs under both the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan.

As of December 28, 2003, both restructuring events have been substantially completed with reserves remaining only for leases and employee benefits. As of September 26, 2004, all employee benefits have been paid out and the only remaining reserve was related to lease payments, which will be paid through the fourth quarter of fiscal 2007.

The following table summarizes the activities associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2002 Restructuring Plan:

(In thousands)	Property, Plant & Equipment	Leased Facilities	Personnel	Total

Initial provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash charges	(50)	(524)	(5,276)	(5,850)

Balance at December 29, 2002	35,870	687	2,872	39,429
Q1 2003 provision	—	—	3,360	3,360
Non-cash charges	(2,413)	—	—	(2,413)
Cash charges	(98)	(2)	(2,263)	(2,363)

Balance at March 30, 2003	33,359	685	3,969	38,013
Non-cash charges	(3,161)	—	—	(3,161)
Cash charges	(225)	(51)	(3,224)	(3,500)
Assets placed back into service	(3,191)	—	—	(3,191)

Balance at June 29, 2003	26,782	634	745	28,161
Q3 2003 provision	—	788	1,752	2,540
Non-cash charges	(2,740)	113	—	(2,627)
Cash charges	(137)	(123)	(688)	(948)
Assets placed back into service	(4,138)	—	—	(4,138)

Balance at September 28, 2003	19,767	1,412	1,809	22,988
Q4 2003 benefit	(1,271)	(223)	(194)	(1,688)
Non-cash charges	(10,892)	—	—	(10,892)
Cash charges	(389)	(62)	(1,063)	(1,514)
Assets placed back into service	(7,215)	1	2	(7,212)

Balance at December 28, 2003	—	1,128	554	1,682
Q1 2004 benefit	—	(56)	—	(56)
Cash charges	—	(68)	(299)	(367)

Balance at March 28, 2004	—	1,004	255	1,259
Cash charges	—	(87)	(52)	(139)

Balance at June 27, 2004	—	917	203	1,120
Q3 2004 benefit	—	—	(203)	(203)
Cash charges	—	(129)	—	(129)

Balance at September 26, 2004	$—	$788	$—	$788

For the nine months ended Q3 2004, restructuring credits in the condensed statement of operations were $407.0 thousand, which was comprised of a $56.0 thousand benefit for an adjustment to lease facility accruals, a $203.0 thousand benefit for an adjustment to personnel benefit accruals, and a $148.0 thousand adjustment to fixed assets decommission cost accruals.

The following table summarizes the activities associated with the restructuring liabilities and asset write-downs since the inception of the Fiscal 2001 Restructuring Plan:

(In thousands)	Property, Plant & Equipment	Leased Facilities	Personnel	Total

Initial provision	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(5,145)	—	(8,970)	(14,115)
Cash charges	(380)	(53)	(3,836)	(4,269)

Balance at September 30, 2001	107,825	4,026	1,878	113,729
Non-cash charges	(2,124)	—	(86)	(2,210)
Cash charges	(1,239)	(160)	(407)	(1,806)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Q1 2002 provision	—	—	1,595	1,595
Non-cash charges	(5,096)	—	—	(5,096)
Cash charges	(147)	(375)	(1,581)	(2,103)

Balance at March 31, 2002	99,219	3,491	1,399	104,109
Cash charges	(151)	(503)	(553)	(1,207)
Assets placed back into service	(13,217)	—	—	(13,217)

Balance at June 30, 2002	85,851	2,988	846	89,685
Q3 2002 provision	3,378	2,761	3,251	9,390
Non-cash charges	(12,316)	—	(924)	(13,240)
Cash charges	(484)	(502)	(1,039)	(2,025)
Assets placed back into service	(9,545)	—	—	(9,545)

Balance at September 29, 2002	66,884	5,247	2,134	74,265
Q4 2002 benefit	—	—	(701)	(701)
Non-cash charges	(12,786)	—	—	(12,786)
Cash charges	(419)	(582)	(799)	(1,800)

Balance at December 29, 2002	53,679	4,665	634	58,978
Non-cash charges	(16,046)	—	—	(16,046)
Cash charges	(862)	(674)	(540)	(2,076)

Balance at March 30, 2003	36,771	3,991	94	40,856
Non-cash charges	(1,206)	—	—	(1,206)
Cash charges	(471)	(739)	(115)	(1,325)
Assets placed back into service	(64)	—	21	(43)

Balance at June 29, 2003	35,030	3,252	—	38,282
Q3 2003 benefit	(8,063)	—	—	(8,063)
Non-cash charges	(10,915)	—	—	(10,915)
Cash charges	(74)	(520)	—	(594)

Balance at September 28, 2003	15,978	2,732	—	18,710
Q4 2003 provision (benefit)	(2,696)	645	—	(2,051)
Non-cash charges	(11,549)	—	—	(11,549)
Cash charges	(233)	(631)	—	(864)
Assets placed back into service	(1,500)	—	—	(1,500)

Balance at December 28, 2003	—	2,746	—	2,746
Cash charges	—	(328)	—	(328)

Balance at March 28, 2004	—	2,418	—	2,418
Cash charges	—	(366)	—	(366)

Balance at June 27, 2004	—	2,052	—	2,052
Cash charges	—	(464)	—	(464)

Balance at September 26, 2004	$—	$1,588	$—	$1,588

Note 6 - Balance Sheet Components

Accounts Receivable, Net

(In thousands)	September 26, 2004	December 28, 2003

Accounts receivable, gross	$128,500	$116,877
Allowance for doubtful accounts and customer returns	(3,412)	(3,309)

Accounts receivable, net	$125,088	$113,568

Inventories

(In thousands)	September 26, 2004	December 28, 2003

Raw materials	$6,482	$3,007
Work-in-process	54,926	43,669
Finished goods	31,708	25,409

Inventories	$93,116	$72,085

Other Current Assets

(In thousands)	September 26, 2004	December 28, 2003

Employee stock purchase assistance plan, net (see Note 13)	$45,212	$64,311
Deferred tax assets	26,423	35,109
Prepaid expenses	16,507	22,818
Other current assets	13,652	11,887

Other current assets	$101,794	$134,125

Other Assets

(In thousands)	September 26, 2004	December 28, 2003

Restricted cash	$63,386	$62,814
Key employee deferred compensation plan	20,015	18,700
Other	31,459	30,781

Other assets	$114,860	$112,295

Other Current Liabilities

(In thousands)	September 26, 2004	December 28, 2003

Customer advances	$8,679	$25,081
Accrued interest payable	3,037	1,783
Sales representative commissions	4,817	4,786
Accrued royalties	2,521	3,426
Current portion of long-term debt	7,057	7,017
Key employee deferred compensation plan	22,888	23,828
Other	20,754	21,673

Other current liabilities	$69,753	$87,594

Deferred Income Taxes and Other Tax Liabilities

(In thousands)	September 26, 2004	December 28, 2003

Deferred income taxes	$32,826	$35,109
Non-current tax liabilities	36,298	66,145

Deferred income taxes and other tax liabilities	$69,124	$101,254

Note 7- Financial Instruments

Available-for-sale securities held by Cypress as of September 26, 2004 and December 28, 2003 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

September 26, 2004
Cash equivalents:
Federal agency notes	$7,814	$16	$(1)	$7,829
Money market funds	88,840	—	—	88,840
Municipal bonds	5,505	—	—	5,505
Corporate bonds	18,955	1	(4)	18,952
Auction rate certificates	23,495	—	—	23,495

Total cash equivalents	$144,609	$17	$(5)	$144,621

Short-term investments:
Corporate notes/bonds	$36,177	$17	$(118)	$36,076
Federal agency notes	28,320	—	(62)	28,258
Municipal bonds	3,602	—	—	3,602
Auction rate certificates	4,046	—	(1)	4,045

Total short-term investments	$72,145	$17	$(181)	$71,981

Long-term marketable securities:
Corporate notes/bonds	$63,408	$64	$(429)	$63,043
Federal agency notes	37,566	32	(189)	37,409

Total long-term marketable securities	$100,974	$96	$(618)	$100,452

Total	$317,728	$130	$(804)	$317,054

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

December 28, 2003
Cash equivalents:
Commercial paper	$18,995	$—	$—	$18,995
Federal agency notes	20,095	—	(2)	20,093
Money market funds	105,267	—	—	105,267
Municipal bonds	9,754	—	—	9,754
Corporate bonds	3,996	—	—	3,996
Auction rate certificates	21,930	—	—	21,930

Total cash equivalents	$180,037	$—	$(2)	$180,035

Short-term investments:
Corporate notes/bonds	$12,708	$37	$(13)	$12,732
Federal agency notes	2,175	2	—	2,177

Total short-term investments	$14,883	$39	$(13)	$14,909

Long-term marketable securities:
Corporate notes/bonds	$66,096	$196	$(112)	$66,180
Federal agency notes	47,415	91	(45)	47,461

Total long-term marketable securities	$113,511	$287	$(157)	$113,641

Total	$308,431	$326	$(172)	$308,585

Proceeds from or maturities of available-for-sale investments were $55.9 million and $49.7 million for the nine months ended Q3 2004 and Q3 2003, respectively. There were no realized gains or losses for the three and nine months ended Q3 2004, compared to $0 and $0.6 million of realized gains for the three and nine months ended Q3 2003, respectively.

In addition to the available-for-sale investments, Cypress has liquid investments in two limited liability partnerships. Cypress is a limited partner in the partnerships and as such, does not participate in the management or control of the partnerships. The limited liability partnerships invest primarily in securities traded on a national securities exchange and the general partner in the partnership controls the operating and financial policies of the partnership. The limited liability partnerships account for those investments using mark-to-market accounting in accordance with generally accepted accounting principles in the United States. Cypress’s investments in the partnerships are not significant to Cypress’s operations and economically represent investments primarily in equity securities by Cypress.

At September 26, 2004, Cypress’s investments in each of the partnerships represented an ownership interest of approximately 10.8% and 13.9% and amounted to $5.2 million in total. While the Company’s investment percentage in the partnerships is not significant, generally accepted accounting principles require that the Company accounts for the investment using the equity method of accounting when the investment represents more than 3% of the limited liability partnership, without regard to the limited partners influence over the partnerships operating and financial policies.

At the end of fiscal 2003, Cypress’s ownership interest in the two limited liability partnerships amounted to $4.8 million in total with the increase of $0.4 million for the nine months ended in Q3 2004 being a result of an unrealized gain on the investments.  We classify these investments in long-term investments in the condensed consolidated financial statements. The net income of the two limited liability partnerships for Q3 2004 and the nine months ended September 26, 2004 were $4.0 million and $8.7 million, respectively.

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

Cypress determines the fair value of the subordinated convertible debt based on quoted market prices and the fair value of non-traded collateralized debt using a discounted cash flow analysis. The discounted cash flow analysis is based on estimated interest rates for similar types of currently available borrowing arrangements with similar remaining maturities. The carrying amounts and estimated fair values of Cypress’s long-term debt are as follows:

	September 26, 2004		December 28, 2003

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimate Fair Value

Convertible subordinated notes	$668,652	$645,145	$668,652	$942,200
Collateralized debt instruments	15,736	15,736	20,675	20,675

Total debt	$684,388	$660,881	$689,327	$962,875

The decline in the estimated fair values from December 28, 2003 to September 26, 2004 resulted primarily from the decline in the Company’s stock price.  The Company’s liabilities for all periods presented are the amounts shown as carrying values, not the estimated fair values.

Note 8 - Commitments and Contingencies

Guarantees and Product Warranties

Cypress applies the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of September 26, 2004, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. Cypress maintains self-insurance for certain liabilities of its officers and directors. The following is a description of significant arrangements in which Cypress is a guarantor.

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

However, for products sold in the automotive sector, Cypress may face product liability claims that are disproportionately higher than the value of the products involved.  These costs might include, but are not limited to, labor and other costs of replacing defective parts, lost profits and other damages.  If Cypress is required to pay for damages resulting from quality or performance issues in Cypress’s automotive products, Cypress’s results of operations and business could be adversely affected.  Cypress’s revenue from products sold in the automotive sector was $2.2 million and $6.4 million for the three and nine-month periods ending September 26, 2004, respectively.

The following table presents the changes in the Company’s warranty reserve:

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Warranty Reserve:
Beginning balance	$3,265	$1,864	$2,364	$1,839
Warranties paid	(3,281)	(1,417)	(8,055)	(5,282)
Provision for warranty reserve	2,520	1,917	8,195	5,807

Ending balance	$2,504	$2,364	$2,504	$2,364

Contingent Milestones and Revenue-Based Compensation

For Q3 2004 and Q3 2003, contingent milestone/revenue-based compensation charges tied to continued employment related to acquisitions were $1.3 million and $0.3 million, respectively. For the nine months ended Q3 2004 and Q3 2003, contingent milestone/revenue-based compensation charges tied to continued employment related to acquisitions were $4.6 million and $2.8 million, respectively.  These charges were included primarily in research and development in the condensed consolidated statements of operations. The aggregate amount of future contingent cash compensation that could be paid under all acquisition agreements assuming all milestones are met was $11.0 million as of September 26, 2004. Included in the $11.0 million aggregate contingent cash compensation was a $6.3 million contingency, relating to an acquisition, that could be paid at Cypress’s discretion, in equivalent Cypress common stock instead of cash.  In addition, Cypress could be required to pay amounts in Cypress common stock with the maximum equivalent share payout based in dollar amounts being $3.1 million and the maximum share based payout being 0.3 million shares.

Litigation and Asserted Claims

Cypress is a defendant in an 18-patent infringement case brought by the Lemelson Partnership in the United States District Court for the District of Arizona.  Due to concurrent litigation in Nevada concerning 14 of the 18 patents, the Company’s suit was stayed with respect to 14 of the patents.  The four non-stayed patents will proceed to the “claim construction” phase, which is the phase of litigation where the judge interprets each of the patent claims.  The claim construction hearing is scheduled for November 8-10, 2004.  The judge’s final ruling on claim construction will follow the hearing, but will likely not occur before the first or second quarters of fiscal 2005. Cypress has reviewed and investigated the allegations in both Lemelson’s original and amended complaints. Cypress believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, Cypress’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

In addition, Cypress is currently a party to other legal proceedings, claims, disputes and litigation arising in the ordinary course of business.  Cypress currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Cypress’s financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation and asserted claims, should the outcome of these actions be unfavorable, Cypress’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Note 9 - Debt and Equity Transactions

Option Contracts

At September 26, 2004, Cypress had outstanding a series of equity options on Cypress’s common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001, which are classified in stockholders’ equity in the condensed consolidated balance sheets.  The contracts require physical settlement.  During Q3 2004, the contracts were extended, with no resulting cost or benefit. Currently, the contracts are scheduled to expire in December 2004. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $21.00 per share, Cypress will receive a settlement value totaling $30.3 million in cash.  If Cypress’s stock price is below the threshold price of $21.00 per share, Cypress will receive 1.4 million shares of its common stock.  Alternatively, the contract may be renewed and extended.

In conjunction with the issuance of Cypress’s 1.25% convertible subordinated notes (“1.25% Notes”) in June 2003, Cypress purchased a call spread option (the “Option”) on 32 million Cypress common shares scheduled to expire in July 2004 for $49.3 million (see Note 10 of the Notes to Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for a description of the Option). The Option was designed to mitigate stock dilution from conversion of the 1.25% Notes. The Option was restructured in May 2004 into two equal parts maturing August 16 and September 30, 2004.  As of each of the maturity dates, the Option was out of the money and expired. The expiration of the Option had no impact on the Company’s cash balances or statement of operations in fiscal 2004.

Deferred Stock-Based Compensation

Cypress records provisions for deferred stock compensation related to acquisitions.  Stock-based compensation expense is recognized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years.

The following table presents details of the deferred stock compensation expense:

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Cost of revenues	$—	$34	$—	$472
Selling, general and administrative	—	132	6	392
Research and development	824	1,203	3,232	7,859

Total deferred stock compensation expense	$824	$1,369	$3,238	$8,723

Note 10 – Accumulated Other Comprehensive Income and Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	September 26, 2004	December 28, 2003

Accumulated net unrealized gain (loss) on available-for-sale investments	$(405)	$92
Accumulated net unrealized gain on derivatives	813	1,301

Total accumulated other comprehensive income	$408	$1,393

The components of comprehensive income (loss), net of tax, were as follows:

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net income (loss)	$4,336	$17,267	$52,796	$(28,494)
Unrealized gain (loss) on available-for-sale securities	431	(3,912)	(497)	(664)
Unrealized loss on derivatives	(215)	(681)	(488)	(362)

Comprehensive income (loss)	$4,552	$12,674	$51,811	$(29,520)

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

As of September 26, 2004, Cypress’s hedge instruments consisted entirely of forward contracts. Cypress calculates the fair value of its forward contracts based on forward rates from published sources.

Cypress accounts for its hedges of forecasted foreign currency revenues and selected equipment purchases as cash flow hedges, such that changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income in stockholders’ equity. Amounts deferred in accumulated other comprehensive income will be reclassified into the condensed consolidated statement of operations in the period in which the revenue or depreciation expense impact earnings. The effective portion of unrealized gains on cash flow hedges recorded in accumulated other comprehensive income was $0.8 million net of tax at September 26, 2004 and $1.3 million net of tax at December 28, 2003. Hedges are tested for effectiveness each period on a spot to spot basis and both the excluded time value and any ineffectiveness are recorded in other income and (expense), net, and were $0.1 million for both the three and nine months ended September 26, 2004 and $1.0 million and $0.7 million for the three and nine months ended September 28, 2003, respectively. Where applicable, Cypress accounts for hedges of equipment purchases that meet the firm commitment guidelines under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as fair value hedges, and changes in the fair value of the contract are recognized each period in income along with the effective change in the fixed asset’s value.  Fair value hedges are tested for effectiveness each period on a spot to spot basis.  As of September 26, 2004, Cypress had forward contracts for Euro cash flow exposures with an aggregate notional value of $34.1 million related to forecasted revenue transactions.

Cypress records its hedges of foreign currency denominated assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of September 26, 2004, Cypress held forward contracts with an aggregate notional value of $0.7 million to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on these hedging transactions and foreign currency remeasurement gains (losses) are included in other income and (expense), net in the condensed consolidated statements of operations.

Note 12 – Income Taxes

Cypress’s effective rate of income tax benefit for Q3 2004 was 119.5%, compared to an effective rate of income tax expense for Q3 2003 of 4.0%.  For the nine months ended Q3 2004 and Q3 2003, Cypress’s effective rate of income tax benefit was 78.7% and the effective rate of income tax expense was 9.3%, respectively.  Tax benefits of $26.6 million and $23.3 million were recorded during the three and nine-month periods ended Q3 2004, respectively, compared to tax provisions of $0.7 million and $2.4 million recorded during the three and nine-month periods ended Q3 2003, respectively.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.   Accordingly, during Q3 2004, Cypress recorded a benefit for the reversal of previously accrued income taxes of $29.9 million.

The tax provision for fiscal 2003 was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries.  The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Cypress’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

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

As the loans are at interest rates below the estimated market rate, Cypress recorded compensation expense to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. For the three and nine-month periods ended September 26, 2004, compensation expense was $0.5 million and $1.4 million, respectively. For the three and nine-month periods ended September 28, 2003, compensation expense was $0.9 million and $3.4 million, respectively. In addition, Cypress records interest income on the outstanding loan balances. Accrued interest outstanding at September 26, 2004 totaled $6.3 million. As of September 26, 2004, loans (including accrued interest) outstanding under the Plan, net of loss reserve, were $45.2 million, compared to $64.3 million at December 28, 2003.

This balance was classified on the condensed consolidated balance sheets within other current assets (see Note 6). Cypress has established a loss reserve representing an amount for estimated uncollectible balances, with changes in the loss reserve recognized in Selling, general and administrative expenses. In determining this loss reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. To date, there have been immaterial write-offs. At September 26, 2004 and December 28, 2003, the loss reserve was $8.5 million and $16.2 million, respectively.

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

Note 14 - Earnings (Loss) Per Share

Basic net income (loss) per common share and diluted net loss per common share are computed using the weighted-average common shares outstanding for the period. Diluted net income per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities primarily include stock options and shares issuable upon the conversion of convertible debt. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended

(In thousands, except per share amounts)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Basic:
Net income (loss) attributable to common shareholders	$4,336	$17,267	$52,796	$(28,494)

Weighted-average common shares	125,172	118,116	123,652	122,021

Basic net income (loss) per share	$0.03	$0.15	$0.43	$(0.23)

Dilutive:
Net income (loss) attributable to common shareholders	$4,336	$17,267	$52,796	$(28,494)
Interest on 1.25% Notes, net of taxes	—	1,312	3,938	—
Bond issuance costs on 1.25% Notes, net of taxes	—	646	1,938	—
Other	(1,086)	—	(2,612)	—

Net income (loss) for diluted computation	$3,250	$19,225	$56,060	$(28,494)

Weighted-average common shares	125,172	118,116	123,652	122,021
Effect of dilutive securities:
1.25% Notes	—	33,103	33,103	—
Stock options	5,569	11,956	10,813	—
Other	220	—	220	—

Adjusted weighted-average common shares and assumed conversions	130,961	163,175	167,788	122,021

Diluted net income (loss) per share	$0.02	$0.12	$0.33	$(0.23)

1.25% Notes: For the nine months ended Q3 2004, and for the three months ended Q3 2003, diluted net income per share included approximately 33.1 million shares assuming conversion of the 1.25% Notes and payment of the $300 portion of each note in cash rather than common stock. Each $1,000 principal value 1.25% Note is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. Cypress, at its option, may pay the $300 in shares of common stock, subject to certain conditions. Cypress currently intends to pay the $300 in cash rather than shares of common stock. As a result, for purposes of determining Cypress’s diluted net income per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, earnings in the diluted net income per share calculation are adjusted by 70% of the interest expense and bond issuance costs. For a detailed description of the 1.25% Notes, refer to the Annual Report on Form 10-K for the year ended December 28, 2003.

For the three months ended Q3 2004, and for the nine months ended Q3 2003, the shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net income (loss) per share as the effect was anti-dilutive.

Stock Options: For the three and nine months ended Q3 2004, approximately 25.0 million and 17.7 million, respectively, of Cypress’s stock options outstanding were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the periods, and therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

For the three months ended Q3 2003, approximately 17.5 million of Cypress’s stock options outstanding were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore, their inclusion would have been anti-dilutive.  For the nine months ended Q3 2003, all outstanding options were excluded from the calculation of diluted net loss per share as the Company was in a net loss position, and therefore, their inclusion would have been anti-dilutive.

3.75% Convertible Subordinated Notes: For all periods presented, the shares of common stock issuable upon the assumed conversion of Cypress’s 3.75% convertible subordinated notes were excluded from the calculation of diluted net income (loss) per share as the effect was anti-dilutive.

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

In addition, Cypress reports its product offerings by market segment in order to provide enhanced focus on serving end markets. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development spending. The Wide Area Networks (“WAN”) and Storage Area Networks (“SAN”) segment helps to provide product definition in the networking arena. The Wireless Terminals (“WIT”) and Wireless Infrastructure (“WIN”) segment helps focus Cypress’s efforts in the wireless space. The Computation and Consumer market segment includes products used in computers, peripherals and other applications. The Cypress Subsidiaries segment includes the operations of Cypress’s subsidiaries: Silicon Light Machines, Silicon Magnetic Systems, Cypress Microsystems and SunPower Corporation.

Cypress evaluates the performance of its segments based on profit or loss from operations before income taxes, excluding restructuring and acquisition costs, interest income and expense, and other income and expense, net.

Business Segment Information

Cypress’s reportable business segments are business units that offer different products. Products that fall under the two business segments differ in nature, are manufactured utilizing different technologies and have a different end-purpose. As such, they are managed separately.

Products in the Memory Products segment are generally subject to greater pricing pressures. These products are manufactured using more advanced technology. A significant portion of the wafers produced for the products are manufactured at Cypress’s technologically advanced, eight-inch wafer production facility located in Minnesota. Products in the Memory Products segment are used by a variety of end-users generally for the storage and retrieval of information.

In contrast to the Memory Products segment, products in the Non-memory Products segment generally sell at higher gross margins. Some of these products are manufactured utilizing less technologically advanced processes. A majority of wafers for these products are manufactured at Cypress’s six-inch wafer production facility located in Texas, while some wafers are procured from third-party foundries. Products in the Non-memory Products segment perform functions such as timing management, data transfer and routing in computer, communications and storage systems. Products range from high volume Universal Serial Bus (“USB”) interfaces for personal computers to high value products such as Cypress’s OC-48 Serializer/Deserializer (“SERDES”) device for optical communications systems.

The tables below set forth information about the reportable business segments for the three and nine months ended Q3 2004 and Q3 2003. Cypress does not allocate restructuring and acquisition costs, interest income and expense, other income and expense, net, and income taxes to its business segments. In addition, Cypress does not allocate assets to its business segments. Business segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Business Segment Revenues

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Memory	$94,276	$87,305	$310,831	$235,895
Non-memory	125,319	129,337	427,426	364,830

Total revenues	$219,595	$216,642	$738,257	$600,725

Business Segment Income (Loss) Before Income Taxes

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Memory	$(601)	$(4,091)	$20,004	$(15,710)
Non-memory	5,792	14,067	58,160	9,194
Restructuring and acquisition costs	(25,013)	(3,921)	(44,730)	(25,926)
Interest income	2,724	2,882	8,006	10,192
Interest expense	(2,771)	(3,249)	(8,349)	(13,055)
Other income and (expense), net	(2,423)	12,299	(3,554)	9,233

Income (loss) before income taxes	$(22,292)	$17,987	$29,537	$(26,072)

Market Segment Information

The tables below set forth information about the market segments for the three and nine months ended Q3 2004 and Q3 2003. Similar to the business segments, Cypress does not allocate restructuring and acquisition costs, interest income and expense, other income and expense, net, and income taxes to its market segments. In addition, Cypress does not allocate assets to its market segments. Market segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss.

Market Segment Revenues

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

WAN / SAN	$73,000	$66,784	$238,646	$187,418
WIT / WIN	78,140	64,670	248,512	180,861
Computation and consumer	56,894	76,206	218,531	208,012
Cypress subsidiaries	11,561	8,982	32,568	24,434

Total revenues	$219,595	$216,642	$738,257	$600,725

Market Segment Income (Loss) Before Income Taxes

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

WAN / SAN	$(1,767)	$(2,398)	$18,612	$(15,441)
WIT / WIN	11,224	4,169	43,254	2,214
Computation and consumer	3,650	13,770	38,348	26,720
Cypress subsidiaries	(7,916)	(5,565)	(22,050)	(20,009)
Restructuring and acquisition costs	(25,013)	(3,921)	(44,730)	(25,926)
Interest income	2,724	2,882	8,006	10,192
Interest expense	(2,771)	(3,249)	(8,349)	(13,055)
Other income and (expense), net	(2,423)	12,299	(3,554)	9,233

Income (loss) before income taxes	$(22,292)	$17,987	$29,537	$(26,072)

International revenues accounted for 65% and 66% of total revenues for the three and nine months ended Q3 2004, respectively. International revenues accounted for 68% and 63% of total revenues for the three and nine months ended Q3 2003, respectively.

Revenues to one original equipment manufacturer customer accounted for 11% and 10% of total revenues for the three and nine months ended Q3 2004, respectively.  No individual original equipment manufacturer customer accounted for greater than 10% of total revenues for the three and nine months ended Q3 2003.

Revenues to one of Cypress’s distributors accounted for 14% of total revenues for both the three and nine months ended Q3 2004.  Revenues to one of Cypress’s distributors accounted for 13% of total revenues for the three months ended Q3 2003.  No individual distributor accounted for greater than 10% of total revenues for the nine months ended Q3 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future revenues, average selling prices (“ASPs”) and other operating results and business plans, our prospects and the prospects of the semiconductor industry generally, the impact of new product development and improvements in manufacturing technologies and yields on variances and related gross margin impact, pressure on and trends for ASPs, our intention to seek intellectual property protection for our manufacturing processes, expected capital expenditures, future acquisitions, the financing of SunPower Corporation, the dependence of future success on our ability to develop and introduce new products, the general economy and its impact to the market segments we serve, the changing environment and the cycles of the semiconductor industry, competitive pricing and the rate at which new products are introduced, successful integration and achieving the objectives of acquired businesses, cost goals emanating from manufacturing efficiencies, expected financing and investment cash outlays, adequacy of cash and working capital, risks related to investing in development stage companies, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs or intention regarding future events and financial performance and are subject to certain risks, uncertainties and assumptions. We assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any number of reasons, including, but not limited to, the materialization of one or more of the risks and uncertainties set forth in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q.

Executive Summary

We design, develop, manufacture and market a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. We have four product divisions and four subsidiaries, organized into two business segments: our Memory Products segment and Non-memory Products segment. In addition, in order to enhance our focus on the communications market and our end customers, we report information by the following market segments: Wide Area Networks and Storage Area Networks (“WAN/SAN”); Wireless Terminals and Wireless Infrastructure (“WIT/WIN”); Computation and Consumer; and our Cypress Subsidiaries.

During the first half of fiscal 2004, the semiconductor industry continued its recovery, which translated into a broad market improvement for us. During this period, certain of our products went into allocation and extended lead times resulting in strong orders. However, during the third quarter of fiscal 2004, we experienced a softening in order rates which we attributed partially to inventory build in certain of our customers and channels, particularly for our Universal Serial Bus (“USB”) products, and partially to general weakness in end-demand in certain of our market segments.  Though we experienced a downturn during the third quarter of fiscal 2004, revenues and gross margins for the three and nine-month periods ended September 26, 2004 were up compared to the three and nine months ended September 28, 2003. Net income was $4.3 million and $52.8 million in the three and nine months ended September 26, 2004, respectively, compared to net income of $17.3 million and a net loss of $28.5 million for the corresponding periods in fiscal 2003.

Our revenues for Q3 2004 were $219.6 million, an increase of $3.0 million or 1.4% compared to revenues for Q3 2003. Our revenues for the first nine months of fiscal 2004 were $738.3 million, an increase of $137.5 million or 22.9% compared to revenues for the first nine months of fiscal 2003. The revenue increase in Q3 2004 compared to Q3 2003 was primarily attributable to an increase in unit shipments primarily from Network Search Engines (“NSEs”) and the acquisitions of FillFactory in Q3 2004 and Cascade in Q1 2004. In general, as we look ahead to Q4 2004, we expect overall revenues to be flat to 10% down, compared to Q3 2004. We currently expect revenues for fiscal 2004 to be up approximately 12% to 15% over fiscal 2003 revenues largely due to our strong performance in the first half of the year, which was aided by increased unit shipments and stable ASPs, and the incremental revenues generated from the acquisitions of FillFactory and Cascade.

Gross margin percentages for the three and nine months ended September 26, 2004 were 48.8% and 51.2%, respectively, compared to 48.5% and 46.6% for the corresponding periods of fiscal 2003. The improvement in gross margin as a percentage of sales was primarily due to a favorable shift in product mix towards higher margin products and to a decrease in unit manufacturing costs, which was driven by increased unit sales and improved efficiencies of our manufacturing facilities. We currently expect gross margin percentage to decrease slightly in the ensuing quarter, due to lower ASPs and a decrease in manufacturing efficiencies, driven by lower unit sales.

Research and development, and selling, general and administrative expenses for the three months ended September 26, 2004 were $102.0 million, which was $6.8 million higher than the three months ended September 28, 2003. Research and development, and selling, general and administrative expenses for the first nine months of fiscal 2004 were $299.5 million, which was $12.8 million higher than the first nine months of fiscal 2003.  The increases were primarily a result of a pay increase to employees, effective as of the beginning of the second quarter of fiscal 2004, higher commission costs from increased sales and increased expenditures for the compliance with regulatory requirements of the Sarbanes-Oxley Act. The increase for the first nine months of fiscal 2004 compared to the corresponding period of fiscal 2003 was partially offset by a $7.8 million reduction in reserves related to our 2001 Employee Stock Purchase Assistance Plan (“SPAP”) loans receivable as a result of significant reductions in outstanding balances due to collection of loans from employees.

Our total cash, cash equivalents, short-term investments, long-term investments and restricted cash have increased  $11.7 million during the first nine months of fiscal 2004. Cash from operating and financing activities contributed $134.2 million and $28.7 million, respectively, to the increase.  Increases in short and long-term investments and restricted cash contributed an additional $44.3 million and $0.6 million, respectively. These increases were partially offset by the $196.1 million used for investing activities, of which $89.9 million was used for acquisitions of FillFactory and Cascade, net of cash acquired.

Results of Operations

Business Segment Revenues

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Memory	$94,276	$87,305	$310,831	$235,895
Non-memory	125,319	129,337	427,426	364,830

Total revenues	$219,595	$216,642	$738,257	$600,725

Revenues from the sales of Memory products for three and nine months ended September 26, 2004 increased $7.0 million and $74.9 million, or 8.0% and 31.8%, respectively, compared to revenues from the sales of these products for the comparable fiscal 2003 periods. The growth in revenues for the three months ended September 26, 2004  compared to the corresponding period in fiscal 2003 was driven primarily by the acquisition of FillFactory during Q3 2004, which contributed $4.8 million of revenues, and the sales of Synchronous SRAM, which benefited from improving networking end-demand.  The growth in revenues for the nine months ended September 26, 2004  compared to the corresponding period in fiscal 2003 was driven primarily by the acquisition of FillFactory and the sales of two of our SRAM products, Synchronous SRAM, which benefited from improving networking end-demand, and Micropower SRAM (primarily 1T Micropower Pseudo SRAM), which continued to benefit from growth in cellular handset demand. Our acquisition of Cascade in Q1 2004, a company specializing in 1T products, primarily contributed to the 1T product sales increase.

Memory product units decreased 7.6% and increased 22.9% for the three and nine months ended September 26, 2004, respectively, compared to the corresponding fiscal 2003 periods. ASPs increased for the three and nine months ended September 26, 2004 compared to the corresponding fiscal 2003 periods. The average density (Mbits/Unit) of SRAM products sold continued to increase in the three and nine-month periods ending September 26, 2004 due to an increasing demand for features and functionality in cellular handsets. We use average ASP/Mbit as an indication of the magnitude of price change for Memory products. This metric reflects changes in product mix and density as well as market price. ASP/Mbit declined by 16.6% and 29.6% for the three and nine months ended September 26, 2004, respectively, compared to the corresponding fiscal 2003 periods, while total megabits sold increased by 26.7% and 81.5% in the same periods.  These changes were primarily due to our sales of 1T Micropower Pseudo SRAM products.

Revenues from the sales of Non-memory products for the three and nine months ended September 26, 2004 decreased $4.0 million and increased $62.6 million, or (3.1%) and 17.2%, respectively, compared to revenues from the sales of these products in the corresponding fiscal 2003 periods. Non-memory product unit sales decreased 17.5% and increased 15.1% for the three and nine months ended September 26, 2004, respectively, compared to the corresponding fiscal 2003 periods.  The growth in revenues for the nine months ended September 26, 2004 was driven primarily by the improving networking end-demand of our NSEs, multi-PORT (“MPORT”) and Programmable-Logic Devices (“PLDs”) products and continued product growth from our subsidiaries as they gain market penetration. The continued adoption rate of our USB family of products also contributed to the growth in revenues for the nine months ended September 26, 2004.

Market Segment Revenues

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

WAN / SAN	$73,000	$66,784	$238,646	$187,418
WIT / WIN	78,140	64,670	248,512	180,861
Computation and consumer	56,894	76,206	218,531	208,012
Cypress subsidiaries	11,561	8,982	32,568	24,434

Total revenues	$219,595	$216,642	$738,257	$600,725

Revenues from the sales of WAN/SAN products for the three and nine months ended September 26, 2004 increased $6.2 million and $51.2 million, or 9.3% and 27.3%, respectively, compared to revenues from the sales of these products in the comparable fiscal 2003 periods. Improvement in the overall enterprise networking market has been followed by increases in broader-based networking sales. WAN/SAN product revenues increased due primarily to increased demand for our network search engines. This segment also benefited from our acquisition of Micron Technology, Inc.’s high-performance communications orientated SRAM product portfolio inventory in the second quarter of fiscal 2003.

Revenues from the sales of WIT/WIN products for the three and nine months ended September 26, 2004 increased $13.5 million and $67.7 million, or 20.8% and 37.4%, respectively, compared to revenues from the sales of these products in the comparable fiscal 2003 periods. The revenue increase was attributable in part to strength in the handset business, continued shift to a higher-density SRAM product mix and growth in base-station business. Revenue in this segment is dominated by our More Battery Life (“MoBL”) and MicroPower SRAM product families. Growth has also occurred from the sale of MPORT product into base station products.

Revenues from the sales of computation and consumer products for the three and nine months ended September 26, 2004 decreased $19.3 million and increased $10.5 million, or (25.3%) and 5.1%, respectively, compared to revenues from the sales of these products in the comparable fiscal 2003 periods. In the computation sector, PC-related demand grew due to the increase in the adoption rate of USB 2.0 technology, a serial plug-and-play connection standard for PCs and peripherals, offset by lower sales in the PC clock market. In Q3 2004, the decline in revenues was driven primarily by lower sales of our programmable clocks in the consumer sector.

Revenues from the Cypress subsidiaries for the three and nine months ended September 26, 2004 increased $2.6 million and $8.1 million, or 28.7% and 33.3%, respectively, compared to revenues for the corresponding fiscal 2003 periods. The growth was primarily driven by increased Programmable System on a Chip (“PsoC”) product revenues from Cypress MicroSystems.

Cost of Revenues/Gross Margin

Cost of revenues for the three and nine months ended September 26, 2004 were $112.4 million and $360.6 million, respectively, compared to $111.5 million and $320.5 million for the corresponding fiscal 2003 periods. This equates to gross margin for the three and nine months ended September 26, 2004 of 48.8% and 51.2%, respectively, compared to 48.5% and 46.6% for the corresponding fiscal 2003 periods.

The increase in gross margin percentage for the three months and nine months ended September 26, 2004 compared to the corresponding fiscal 2003 periods was primarily attributable to an increase in wafer production using our 0.15-micron Complimentary Metal Oxide Semiconductor (“CMOS”) and 0.13-micron CMOS manufacturing processes resulting in lower unit costs, and the increased utilization of our wafer fabs.

Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business including our inventory profile. The table below sets forth the gross margin and the related impact of inventory adjustments to gross margin as a percentage of net revenues.

	Three months ended		Nine months ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Gross margin	48.8%	48.5%	51.2%	46.6%
Impact of inventory adjustments: benefit (write-down)	(1.5)%	1.1%	0.6%	1.7%

We had gross margin improvements in both of our business segments for the three and nine months ended September 26, 2004 compared to the corresponding fiscal 2003 periods primarily as a result of increased revenues, except for the three months ended September 26, 2004 where Non-memory revenues and margins were lower.

For the three months ended September 26, 2004, market segment gross margin increased in the WIT/WIN segment, while decreasing in the remaining market segments, as compared to the corresponding fiscal 2003 period. For the nine months ended September 26, 2004, market segment gross margin declined in the Cypress subsidiaries segment, while increasing in the remaining market segments, as compared to the corresponding fiscal 2003 period.

Research and Development

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Revenues	$219,595	$216,642	$738,257	$600,725
Research and development	$64,764	$62,028	$194,719	$190,642
R&D as a percent of revenues	29.5%	28.6%	26.4%	31.7%

Research and development (“R&D”) expenditures increased by 4.4% in the three-month period ended September 26, 2004 compared to the same period in fiscal 2003. For the nine-month period ended September 26, 2004, R&D expenditures increased by 2.1% compared to the same period in fiscal 2003. The increase in expenditures was primarily due to higher personnel costs as a result of a pay increase to employees, effective as of the beginning of the second quarter of fiscal 2004.

During Q3 2004 and the first nine months of fiscal 2004, we recorded $2.2 million and $7.8 million, respectively, in non-cash deferred stock compensation and cash compensation related to milestone/revenue-based compensation from acquisitions, compared to $0.9 million and $10.6 million for the comparable fiscal 2003 periods.

Selling, General and Administrative

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Revenues	$219,595	$216,642	$738,257	$600,725
Selling, general and administrative	$37,239	$33,139	$104,758	$96,079
SG&A as a percent of revenues	17.0%	15.3%	14.2%	16.0%

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 26, 2004 increased $4.1 million and $8.7 million, respectively, compared to the three and nine months ended September 28, 2003. The increase in SG&A expenditures for the three and nine months ended September 26, 2004 was primarily a result of a pay increase to employees, effective as of the beginning of the second quarter of fiscal 2004, higher commission costs from increased sales and increased expenditures for the compliance with regulatory requirements of the Sarbanes-Oxley Act. SG&A expenditures for the nine months ended September 26, 2004 also included a $2.0 million charge for a damages claim settlement.

Increases in SG&A expenses for the nine months ended September 26, 2004 were partially offset by a reduction in the SPAP reserve of $7.8 million. The decrease in the reserve was due to a decline in the employee loan receivable balance under this plan as a result of significant repayments by employees during fiscal 2004.

Restructuring

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. During the three years ended December 28, 2003, we had two restructuring events that were in various stages of completion. The first was initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”), and the second was initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). As of December 28, 2003, both restructuring events have been substantially completed with reserves remaining only for leases and employee benefits. As of September 26, 2004, all employee benefits have been paid out.  The only remaining reserve was related to lease payments, which will be paid through the fourth quarter of fiscal 2007. For additional information on these events, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Acquisition Costs

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

In-process research and development charge	$15,600	$—	$15,600	$—
Amortization of intangibles	9,739	9,444	29,537	28,274

Total acquisition costs	$25,339	$9,444	$45,137	$28,274

The increase in amortization during the three and nine-month periods ended September 26, 2004, compared to the three and nine-month periods ended September 28, 2003, was primarily due to additional intangible assets identified, and the related amortization thereof, as a result of the acquisitions of Cascade in the first quarter of fiscal 2004 and FillFactory in the third quarter of fiscal 2004.

The in-process research and development charge was related to the acquisition of FillFactory.  We expensed the in-process research and development charge because the acquired technologies had not reached technological feasibility and had no alternative uses.  The valuation of in-process research and development was determined using the sum of the discounted future cash flows attributable to the projects using discount rates ranging from 28% to 50%, based on the estimated time to complete the projects and the level of risks involved.  In addition, the percentage of completion for each in-process technology project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility.  The percentage of completion for these in-process technology projects ranged from 1% to 91%.

The development of these technologies remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Interest Income, Interest Expense and Other Income and (Expense), Net

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Interest income	$2,724	$2,882	$8,006	$10,192
Interest expense	(2,771)	(3,249)	(8,349)	(13,055)
Other income and (expense), net	(2,423)	12,299	(3,554)	9,233

Interest and other income and (expense), net	$(2,470)	$11,932	$(3,897)	$6,370

Interest income for the three and nine-month periods ended September 26, 2004 decreased by $0.2 million and $2.2 million, respectively, compared to the same periods of fiscal 2003. The decrease in the three months ended September 26, 2004 compared to the same period of fiscal 2003 was due to $1.0 million less interest earned on SPAP loans, partially offset by an increase in investment income of $0.8 million. The decrease in the nine months ended September 26, 2004 compared to the same period of fiscal 2003 was due to $3.1 million less interest earned on SPAP loans, partially offset by an increase in investment income of $0.9 million. The increase in investment income was due to higher average cash balances, which more than offset the lower rates of return.

Interest expense for the three and nine-month periods ended September 26, 2004 decreased by $0.5 million and $4.7 million, respectively, compared to the same periods in fiscal 2003. Interest expense during the three and nine-month periods ended September 26, 2004 was primarily associated with the $600.0 million principal amount of our 1.25% convertible subordinated notes (“1.25% Notes”) and the $68.7 million principal amount of our 3.75% convertible subordinated notes (“3.75% Notes”). Interest expense for the three and nine-month periods ended September 28, 2003 was primarily associated with the then existing principal amounts of our 4.00% convertible subordinated notes (“4.00% Notes”), our 3.75% Notes and our 1.25% Notes.  From the beginning of fiscal 2003 to July 8, 2003, we retired all $283.0 million of our 4.00% Notes and $117.2 million of our 3.75% Notes.

Other income and (expense), net was $(2.4) million and $(3.6) million, respectively, for the three and nine months ended September 26, 2004, compared to $12.3 million and $9.2 million for the corresponding fiscal 2003 periods. Below is a summary of the major components:

	Three months ended		Nine months ended

(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Amortization of bond issuance costs	$(1,024)	$(1,016)	$(3,071)	$(2,667)
Equity in net income (loss) of partnership investment (see Note 7)	(221)	985	441	985
Loss on repurchase of bonds	—	(6,277)	—	(7,524)
Gain on sale of investment in NVE Corp.	—	17,126	—	17,126
Investment impairment charges (1)	(1,123)	(235)	(1,123)	(1,247)
Foreign exchange gain	192	2,003	153	1,108
Gain (loss) on investments held in trust for employee elected deferred compensation	(397)	49	(249)	1,064
Minority interest	3	—	3	1,045
Other	147	(336)	292	(657)

Other income and (expense), net	$(2,423)	$12,299	$(3,554)	$9,233

(1)

The impairment charges were associated with our investments in certain privately-held development stage companies.  See “Item III.  Quantitative and Qualitative Disclosure About Market Risk” for further discussion.

Income Taxes

Our effective rate of income tax benefit for Q3 2004 was 119.5%, compared to an effective rate of income tax provision for Q3 2003 of 4.0%.  For the nine months ended Q3 2004 and Q3 2003, our effective rate of income tax benefit was 78.7% and effective rate of income tax expense was 9.3%, respectively. Tax benefits of $26.6 million and $23.3 million were recorded during the three and nine-month periods ended Q3 2004, respectively, compared to tax provisions of $0.7 million and $2.4 million recorded during the three and nine-month periods ended Q3 2003, respectively.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.   Accordingly, during Q3 2004, we recorded a  benefit for the reversal of previously accrued income taxes of $29.9 million.

The tax provision for 2003 was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries.  The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Liquidity and Capital Resources

(In thousands)	September 26, 2004	December 28, 2003

Cash, cash equivalents and short-term investments	$222,499	$198,617
Restricted cash	63,386	62,814
Long-term investments (1)	105,688	118,437

Total	$391,573	$379,868

Working capital	253,395	307,716
Long-term debt (excluding current portion)	610,629	684,260

(1)	Includes liquid investments in limited liability partnerships (see Note 7 of Notes to Condensed Consolidated Financial Statements).

Key Components of Cash Flows

	Nine months ended

(In thousands)	September 26, 2004	September 28, 2003

Net cash flow generated from operating activities	$134,179	$54,305
Net cash flow used for investing activities	(196,086)	(48,345)
Net cash flow generated from financing activities	28,717	79,285

Net increase (decrease) in cash and cash equivalents	$(33,190)	$85,245

Net cash generated from operations was $134.2 million in the first nine months of fiscal 2004, compared to $54.3 million in the first nine months of fiscal 2003. This $79.9 million increase was primarily due to increased income period over period, adjusted for certain non-cash items and changes in operating assets and liabilities.

Investment activities used cash of $196.1 million in the nine months of fiscal 2004, compared to $48.3 million in the first nine months of fiscal 2003.  An increase of $91.4 million in cash used for acquisitions, an increase in capital purchases of $40.5 million and an increase in purchases of available-for-sale investments of $24.0 million contributed to the change. In addition, the increase in net cash used for investing activities during the first nine months of fiscal 2004 compared to the same prior-year period was because we received no proceeds from sale of investments similar to the $23.4 million we received in fiscal 2003 from the sale of our NVE investment. These increases in the use of cash were partially offset by a $26.4 million increase in proceeds from repayments of employee stock purchase assistance plan loans.

Net cash generated from financing activities was $28.7 million in the first nine months of fiscal 2004, compared to $79.3 million in the first nine months of fiscal 2003. During the first nine months of fiscal 2004, we received proceeds of $32.2 million related to the issuance of common shares under our employee stock purchase program and stock option exercises. During the first nine months of fiscal 2003, we received net proceeds of $581.6 million from the issuance of our 1.25% Notes and obtained $24.7 million of long-term secured equipment financing and $25.7 million from the issuance of common shares under our employee stock purchase program and stock option exercises. We used a portion of the net proceeds received from the 1.25% Notes to redeem $400.2 million of existing convertible debt, to repurchase $98.9 million of our common shares, and to purchase a call spread option for $49.3 million.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending January 2, 2005. Our expected significant investment and financing cash outlays for the fiscal year ending January 2, 2005 include capital expenditures for investment in our product development and technology initiatives. Total capital expenditures are estimated at $40.1 million for the remainder of fiscal 2004.  The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes in the open market or in privately negotiated transactions at anytime. The actual total amount that can be repurchased is limited to $15.0 million and is subject to cash flow restrictions.

We have $668.7 million of aggregate principal amount in subordinated notes that are due in July 2005 and June 2008 in the amount of $68.7 million and $600.0 million, respectively. The subordinated notes are subject to compliance with certain covenants that do not contain financial ratios. As of September 26, 2004, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the subordinated notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

In conjunction with our 1.25% Notes offering in June 2003, we purchased a call spread option (the “Option”) on 32 million Cypress common shares expiring in July 2004 for $49.3 million (see Note 10 of the Notes to Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for a description of the Option). The Option was designed to mitigate stock dilution from conversion of the 1.25% Notes. The Option was restructured in May 2004 into two equal parts maturing August 16 and September 30, 2004. As of each of the maturity dates, the Option was out of the money and expired. The expiration of the Option had no impact on our reported cash balances or statement of operations in fiscal 2004.

As of September 26, 2004, $68.7 million of our 3.75% Notes remained outstanding, which are due July 2005. We will be required to redeem these notes at maturity expending $68.7 million plus accrued interest. We are contemplating the early redemption of the 3.75% Notes.

On June 27, 2003, we entered into a synthetic operating lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at September 26, 2004, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for these leases. As of September 26, 2004, the amount of restricted cash was $63.4 million, which was classified as a non-current asset on the consolidated balance sheet.

We and our CEO own preferred stock of SunPower, which is convertible into common stock. As of September 26, 2004, we and our CEO owned approximately 57% and 6%, respectively, of SunPower on an as-converted basis. On June 29, 2004, we entered into a reorganization agreement with SunPower to purchase all of the outstanding shares of SunPower common stock in exchange for shares of our common stock.  Holders of SunPower’s preferred stock are entitled to participate in this arrangement by converting their preferred stock into common stock.

The reorganization is expected to be completed in the fourth quarter of fiscal 2004.  All preferred holders are expected to convert their shares into common stock, except for Cypress.  We will acquire all the minority interests held in SunPower, making SunPower a wholly-owned subsidiary of Cypress.  Under the reorganization agreement, the SunPower minority interest acquired by us in the transaction will be valued at approximately $24.7 million. Following the transaction, we will invest an additional $16.0 million in SunPower’s preferred stock.  The purchase price will be allocated between in-process research and development, which will be expensed immediately, intangible assets and goodwill.

At September 26, 2004, we had long-term loan agreements with two lenders with remaining aggregate principal equal to $14.8 million. These agreements are collateralized with specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid with monthly installments inclusive of accrued interest, over remaining 2 to 3 year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants. We were in compliance with these covenants as of  September 26, 2004.

On August 4, 2004, we completed the acquisition of 100% of the outstanding capital stock of FillFactory. We acquired FillFactory for a total cash consideration of $100.0 million.

In September 2003, we entered into a $50.0 million, twenty-four month revolving line of credit with Silicon Valley Bank. As of September 26, 2004, there was no amount outstanding under the line of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distributions on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. We were in compliance with all of the covenants as of September 26, 2004.  Our obligations under the line of credit are guaranteed and secured by the stock of certain of our subsidiaries. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $222.5 million in cash, cash equivalents and short-term investments that we currently have for short-term requirements, we have approximately $105.7 million in marketable debt securities that are available for future operating, financing and investing activities, for a total liquid cash and investment position of $328.2 million. We have an additional $63.4 million of restricted cash for off-balance sheet financing, for a total cash, investments, restricted cash and restricted securities position of $391.6 million.

We believe that liquidity provided by existing cash, cash equivalents, investments, our borrowing arrangements described above and cash generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months, including identified capital expenditures of approximately $40.1 million for the remainder of fiscal 2004. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

We may seek at any time to raise additional capital to strengthen our financial position, facilitate growth, refinance and/or restructure our debt and provide us with additional flexibility to take advantage of business opportunities that arise.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”  EITF Issue No. 04-08 pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and Instrument C in

EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”  EITF Issue No. 04-08 addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share (“EPS”). The pronouncement is effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS.  We do not expect the provisions to have an impact on our computation of EPS.

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through investments other than common stock. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF Issue No. 02-14 will have no impact on our consolidated balance sheets or statements of operations.

In March 2004, the EITF reached a consensus on Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF Issue No. 03-06 also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for periods beginning after March 31, 2004. The adoption of this standard did not have an impact on our computation of EPS.

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF Issue No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments.  In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ended after June 15, 2004. We will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.

In December 2003, the FASB released a revision to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The FIN 46 revision expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  A public entity is required to apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ended after March 15, 2004.  However, a public entity is required to apply the FIN 46 revision to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ended after December 15, 2003.  The adoption of this standard did not have an impact on our consolidated balance sheets or statements of operations.

Risk Factors

We face periods of industry-wide semiconductor over-supply that harm our results.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. During the third quarter of fiscal 2004 we experienced a rapid softening of demand for our products that may represent the beginning of such a period of over supply.  In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of the operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the downturn that began in early 2001, we restructured our manufacturing operations and administrative areas in third quarter of fiscal 2001 and fourth quarter of fiscal 2002 to increase cost efficiency with the goal of still maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. When these cycles occur, however, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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

The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment that is marked by erosion of average selling prices over the lives of each product, rapid technological change and limited product life cycles. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.  Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

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

For us and many other semiconductor companies, introduction of new products is a major manufacturing challenge. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than prior products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generations of products substantially more difficult than prior generations. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing semiconductors. If we were unable to design, develop, manufacture, market and sell new products successfully, our business, financial condition and results of operations would be seriously harmed.

We must spend heavily on equipment to stay competitive and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, semiconductor manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $130 million in expenditures on equipment in fiscal 2004, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in technology, design development and capacity expansion and improvement programs.

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

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to seek to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

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

A high percentage of our products are fabricated in our manufacturing facilities located in Texas and Minnesota. However, we also rely on independent contractors to manufacture some of our products. If market demand for our products suddenly exceeds our internal manufacturing capacity, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results.

A high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines. We rely on independent subcontractors to assemble, package and test the balance of our products. This reliance involves certain risks, because we have less control over manufacturing quality and delivery schedules, whether these companies have adequate capacity to meet our needs and whether or not they discontinue or phase-out assembly processes we require. We cannot be certain that these subcontractors will continue to assemble, package and test products for us on acceptable economic and quality terms or at all and it might be difficult for us to find alternatives if they do not do so.

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

Any guidance that we may provide about our business or expected future results may prove to be inaccurate.

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to potential future results.  Correctly identifying the key factors affecting business conditions and predicting future events is inherently uncertain.  Our analyses and forecasts have in the past and, given the complexity and volatility of our business, will likely in the future, prove to be incorrect.  We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution.

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

Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.

Protection of our intellectual property rights is essential to keeping others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity.  We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights.

Intellectual property litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could find that our intellectual property rights are invalid, enabling our competitors to use our technology, or require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

It is critical to our success that we are able to prevent competitors from copying our innovations. We, therefore intend to continue to seek patent, trade secret and mask work protection for our technologies. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

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

International revenues accounted for 65% and 66% of our total revenues in Q3 2004 and the first nine months of fiscal 2004, respectively. At the end of Q3 2004, long-lived assets were held primarily in the United States with approximately 9.4% held in the Philippines and 0.9% in other foreign countries. Our Philippine assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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

If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed.

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

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income of using the fair value recognition method. We have elected to apply APB 25 and accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that SFAS No. 123R, “Shared-Based Payment,” will be effective for public companies for interim or annual periods beginning after June 15, 2005.  Under SFAS No. 123R, companies must measure compensation cost for all shared-based payments, including employee stock options, using a fair value based method and recognized as expenses in our statements of operations.

The implementation of SFAS No. 123R beginning in the third quarter of fiscal 2005 will have a significant adverse impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123 (see Note 1 of the Notes to Condensed Consolidated Financial Statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We may fail to integrate our business and technologies with those of companies that we have recently acquired and that we may acquire in the future.

We completed one acquisition in each of Q1 and Q3 2004, no acquisitions in fiscal 2003, one acquisition in fiscal 2002, six acquisitions in fiscal 2001 and four acquisitions in fiscal 2000, and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	integrating acquired technology or products;

•	integrating acquired products into our manufacturing facilities;

•	assimilating and retaining the personnel of the acquired companies;

•	coordinating and integrating geographically dispersed operations;

•	our ability to retain customers of the acquired company;

•	the potential disruption of our ongoing business and distraction of management;

•	the maintenance of brand recognition of acquired businesses;

•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	the potential unknown liabilities associated with acquired businesses.

We may incur losses in connection with loans made under our stock purchase assistance plan.

We have outstanding loans, consisting of principal and cumulative accrued interest, of $53.7 million as of September 26, 2004, to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan (see Note 13 of the Notes to Condensed Consolidated Financial Statements). We made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of September 26, 2004, we had a loss reserve against these loans of $8.5 million. In determining this reserve requirement, management considered various factors, including an independent fair value analysis of these loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are currently evaluating our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities and a loss of public confidence in our internal controls, which could adversely affect our financial results and the market price of our common stock.  In addition, to the extent that we or our independent registered public accounting firm identify a significant deficiency in our internal controls, the resources and costs required to remediate such deficiency could have a material adverse impact on our future results of operations.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

Cypress is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. A majority of Cypress’s revenue and capital spending is transacted in U.S. dollars. However, Cypress does enter into these transactions in other currencies, primarily the Japanese Yen and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, Cypress uses derivative financial instruments, specifically, forward contracts in hedging programs to address existing balance sheet exposures as well as exposures on anticipated revenues and purchases of capital equipment. Cypress’s hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Based on Cypress’s overall currency rate exposure at September 26, 2004, a near-term 10% appreciation or depreciation in the U.S. dollar, relative to the Japanese Yen or the Euro, would have an immaterial effect on Cypress’s financial position, results of operations and cash flows over the next fiscal year. Cypress does not use derivative financial instruments for speculative or trading purposes.

The fair value of Cypress’s investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of Cypress’s investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of a majority of Cypress’s debt obligations.

Equity Options

At September 26, 2004, Cypress had outstanding a series of equity options on Cypress common stock with an initial cost of $26.0 million that were originally entered into in 2001, which are classified in stockholders’ equity in the condensed consolidated balance sheets. The contracts require physical settlement. During Q3 2004, the contracts were extended with no resulting cost or benefit. Currently, the contracts are scheduled to expire in December 2004. Upon expiration of the options, if Cypress’s stock price is above the threshold price of $21.00 per share, Cypress will receive a settlement value totaling $30.3 million in cash. If Cypress’s stock price is below the threshold price of $21.00 per share, Cypress will receive 1.4 million shares of its common stock. Alternatively, the contract may be renewed and extended.

Investments in Development Stage Companies

Cypress has invested in several privately held companies, all of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of September 26, 2004, Cypress’s investments in development stage companies totaled $29.7 million, all of which could be lost if the companies are not successful.

As Cypress’s equity investments generally do not permit Cypress to exert significant influence or control over the entity in which Cypress is investing, these amounts generally represent Cypress’s cost of the investment, less any adjustments Cypress makes when it determines that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, Cypress carefully considers the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes and competition. This evaluation process is based on information that Cypress requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on its evaluation, Cypress previously recorded impairment charges related to Cypress’s investments in privately held companies in the aggregate of $21.6 million in fiscal years 2003, 2002 and 2001. Cypress has recorded $1.1 million of impairment charges for the three and nine-month periods ended September 26, 2004.  This compares to impairment charges of $0.2 million and $1.2 million for the three and nine-month periods ended September 28, 2003, respectively. At the end of Q3 2004, we continued to hold a warrant to purchase 0.4 million shares of common stock of NVE Corp. with an aggregate exercise price of $6.0 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and may contribute to volatility in Cypress’s reported results of operations.

Stock Purchase Assistance Plan

Included in other current assets at September 26, 2004 and December 28, 2003, Cypress had outstanding loans, consisting of principal and cumulative accrued interest, of $53.7 million and $80.5 million, respectively, to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. Cypress made the loans to employees for the purpose of purchasing Cypress common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of Cypress’s common stock purchased with the proceeds of the loan. The primary benefit to Cypress from this program is increased employee retention. In accordance with the plan, the CEO and the Board of Directors did not participate in this program. To date, there have been immaterial write-offs. As of September 26, 2004 and December 28, 2003, Cypress had a loss reserve against these loans of $8.5 million and $16.2 million, respectively. In determining the reserve, management considered various factors, including an independent fair value analysis of these employee and former employee loans and the underlying collateral. The underlying common stock collateral at September 26, 2004 was valued at $20.2 million. If there were an additional 10% decline in the stock price, the underlying value would decline by $2.0 million.

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
Cypress’s management has evaluated, under the direction and with the participation of Cypress’s Chief Executive Officer and Chief Financial Officer, the effectiveness of Cypress’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing evaluation, Cypress’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, Cypress’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Cypress in reports that Cypress files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.
There were no changes in Cypress’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Cypress’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Part I in Note 8 of Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases by Cypress of common stock during the first, second and third quarters of fiscal 2004:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the programs (1)

December 29, 2003 – March 28, 2004	—	$—	—	$15,000,000
March 29, 2004 – June 27, 2004	—	—	—	15,000,000
June 28, 2004 – September 26, 2004	—	—	—	15,000,000

Total	—	$—	—	$15,000,000

(1)  On October 14, 2002, Cypress’s board of directors authorized a discretionary repurchase program to acquire shares of Cypress’s common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that Cypress had during the third quarter of fiscal 2004.

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

Dated: November 5, 2004