Form 10-K
period 2005-01-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2005-03-18
CIK 791915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 1-10079

Cypress Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2885898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3901 North First Street, San Jose, California 95134-1599
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code:
(408) 943-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
1.25% Convertible Subordinated Notes due 2008	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☑ Yes          ☐ No
      At March 1, 2005, 131,017,938 shares of the registrant’s common stock were outstanding. The market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 27, 2004 as reported on the New York Stock Exchange, was approximately $1,379,036,358. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

ITEM I.	BUSINESS
      The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to our future financial results, operating performance and business plans, our prospects and the prospects of our subsidiaries and the semiconductor industry generally, and statements as to the utilization of our Philippines factory, pressure on and trends for average selling prices, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the impact of SunPower Corporation (“SunPower”) and our other subsidiaries on our future financial results, the general economy and its impact to the market segments we serve, the cycles of the semiconductor industry, expected inventory corrections and levels of demand in 2005, the rate at which new products are introduced, our outlook for fiscal 2005, our expected revenue for fiscal 2005, our expected improvements in gross margin in fiscal 2005, our expectations to generate positive cash flow from operations in fiscal 2005, successful integration and achieving the objectives of the acquired businesses, adequacy of cash and working capital, our research and development investments and project timelines, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in the “Risk Factors” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to Cypress as of the date of this Annual Report, which may change. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or trends for future period. In evaluating these forward-looking statements, you should specifically consider the risks described below under “Risk Factors” which follows our discussion on critical accounting policies and in other parts of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K.
General
      Cypress Semiconductor Corporation (the “Company” or “we”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. In addition, we design and manufacture high-performance silicon solar cells through our SunPower subsidiary. We have four product divisions and four subsidiaries organized into three reportable business segments — Memory, Non-Memory and SunPower:

•	Memory segment consists of our Memory Product Division;

•	Non-Memory segment includes our Data Communication Division, Timing Technology Division, Personal Communications Division, and our Silicon Light Machines (“SLM”), Cypress MicroSystems (“CMS”), and Silicon Magnetic Systems (“SMS”) subsidiaries; and

•	SunPower segment consists of our SunPower subsidiary.
      In addition, we report on our product offerings by market segments in order to sharpen our focus on serving end markets. These four market segments are: Wide Area Networks and Storage Area Networks (“WAN/ SAN”), which focus on networking and telecommunications applications; Wireless Infrastructure and Wireless Terminals (“WIN/ WIT”), which focus on wireless base stations and handsets; Computation and Consumer, which focus on video games, personal computers, and other consumer applications; and Cypress Subsidiaries, which focus on emerging technologies and related market developments.
      We were incorporated in California in December 1982. The initial public offering of our common stock occurred in May 1986, at which time our common stock commenced trading on the Nasdaq National Market.

In February 1987, we were reincorporated in Delaware and in October 1988, we listed our common stock on the New York Stock Exchange. Our corporate headquarters are located in 3901 North First Street, San Jose, California 95134, and our main telephone number is (408) 943-2600.
Business Segments and Product Overview
      We design, manufacture and sell higher-margin, proprietary products with advanced features and functions, which tend to be more resistant to market volatility and trends than commodity type products. We develop proprietary and higher-value products both in our Memory and Non-Memory businesses. We also design, manufacture and sell commodity-type products. We sell wireless, wireline and other products to manufacturers in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other business segments. Our SunPower business designs and manufactures high-performance silicon solar cells based on an inter-digitated all-back-contact design.
      A significant number of the wafers we produce for the Memory products are manufactured at our eight-inch wafer fabrication facility in Bloomington, Minnesota. A majority of the wafers we produce for Non-Memory products are manufactured at our six-inch production facility in Round Rock, Texas. For non-core technologies, we purchase wafers from outside facilities, or foundries. This practice enables us to quickly bring to market products manufactured with processes that are different than the high-volume processes needed to maximize the profitability of our fabrication facilities. These products generally target markets where fast time-to-market and leading-edge feature sets are the primary criteria for success. In addition, our SunPower business manufactures its solar cell products in a facility in the Philippines.
      Please refer to Note 22 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for detailed information about our reportable business segments.

Memory
      Our Memory business — driven by our Memory Products Division — designs and produces static random access memories (“SRAMs”). These memories are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Manufacturing of many of our SRAMs are transitioning to the leading-edge 90 nm process technology. Migrating to advanced processes and reducing manufacturing costs continue to be important criteria for success in the memory business, particularly in commodity products.
      The SRAM market is characterized by the need for many different combinations of density (number of bits per memory circuit), organization (number of bits available to the user in a single access of the RAM), performance characteristics (number of bits transferred per cycle) and levels of power consumption (low-power and ultra-low-power devices required for portable, battery-operated equipment). We are the world’s second largest manufacturer of SRAMs, offers a broad selection of SRAM products, including high-speed synchronous SRAMs, high-performance MicroPowertm SRAMs and fast asynchronous SRAMs. Our memory portfolio primarily includes the following devices:
      Double Data Rate (“DDR”) SRAMs. DDR SRAMs target network applications and servers that operate at data rates up to 400 MHz. We offer a variety of input/output (“I/ O”) voltages, bus widths and package options with product densities up to 72 Mbits, delivering up to 50 percent more system-level bandwidth than competing products.
      Fast Asynchronous SRAMs. We market a wide selection of fast asynchronous SRAMs with densities ranging from 16 Kbits to 16 Mbits. Our fast asynchronous portfolio includes the high-performance 16-bit-wide and 24-bit-wide families, which are optimized for the latest generation of fast digital signal processors. These memories are available in many combinations of bus widths, packages and temperature ranges.
      More Battery Lifetm (“MoBL”®) and MicroPower SRAMs. Our More Battery Life SRAMs, the flagship of our low-power memory product line, significantly increase battery life and talk time in wireless products such as cellular phones. MoBL and other MicroPower devices rank among the industry’s lowest-power devices. An increasing share of our MicroPower business comes from pseudo-SRAM (“PSRAM”)

products with a one-transistor (“1T”) architecture. These products offer higher density than standard six-transistor cells at a lower cost. The demand for 1T products is being driven by next-generation wireless devices with more robust features. Since acquiring Cascade Semiconductor Corporation (“Cascade”) during fiscal 2004, we have enhanced our 1T product portfolio to include devices ranging from 2 to 16 Mbits.
      No Bus Latencytm (“NoBL”tm) and Synchronous Burst SRAMs. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth, including those in the networking, instrumentation, video and simulation businesses. Synchronous Burst SRAMs are ideally suited for processor cache applications. Both types of devices come in a variety of densities and I/ O configurations. Our 72-Mbit NoBL SRAM, the industry’s largest, manufactured on our proprietary 90-nanometer technology.
      Quad Data Ratetm (“QDR”tm) SRAMs. QDR products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 300 MHz.
      Image Sensors. We acquired FillFactory NV (“FillFactory”) during fiscal 2004, gaining an entry into the image sensor business. Complimentary Metal Oxide Semiconductor (“CMOS”) image sensors will become the primary imaging technology for high megapixel digital cameras by 2006. FillFactory image sensors provide a high “fill factor,” enabling images with greater resolution and field depth. In addition to digital still cameras, the technology is also being used in machine vision, metrology, surveillance and satellite systems.

Non-Memory
      Our Non-Memory business targets the networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other markets. The category includes products from our Timing Technology Division, Personal Communications Division, Data Communications Division, along with products from our subsidiaries (excluding SunPower). Our Non-Memory products portfolio primarily includes the following:
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
      First-In, First-Out (“FIFO”) Memories. FIFOs are used as a buffer between systems operating at different frequencies. We offer FIFO memories in a variety of high-bandwidth synchronous and asynchronous architectures with industry-standard pinouts.
      Framers. Our high-performance Synchronous Optical Network/ Synchronous Digital Hierarchy (“SONET/ SDH”) framers transport SONET or SDH frames at the data rates of 2.488 Gbps and 9.952 Gbps. This family includes our POSIC2GVCtm framer, one of the industry’s first devices to offer both generic framing procedures and virtual concatenation. These innovations enable the efficient transport of multiple data protocols over existing SONET/ SDH networks. POSICtm framers are compatible with protocols including Ethernet, Fibre Channel, Enterprise System Connection, Digital Video Broadcast and a commercial video standard for the Society for Motion Pictures and Television Engineers. We are developing the next generation of framers to include enhanced features such as Link Capacity Adjustment Scheme and Low-Order Virtual Concatenation, which will enable dynamic bandwidth changes and the ability to provide scalable data services from 1.5 Mbps to 1 Gbps.
      Grating Light Valvetm (“GLV”tm). The GLV was designed by Silicon Light Machines. GLV technology switches, modulates and attenuates light in a variety of applications. The GLV is used for applications in the communications, digital imaging, simulation, display and direct-to-print markets.
      High-Speed Optical Transceiver Link (“HOTLink”®) Physical Layer Devices (“PHYs”). Our HOTLink and HOTLink IItm family of PHYs are physical-layer products for moving serial data at rates from 50 Mbps to 1.5 Gbps. These products support a variety of applications and industrial protocols including

Gigabit Ethernet, 10-Gbps Ethernet, Fibre Channel, Enterprise System Connection, Asynchronous Transfer Mode, Digital Video Broadcast, Advanced Micro Devices Inc.’s TAXItm protocol, and generic backplane and point-to-point applications. The newest HOTLink PHYs, including the HOTLink II PHY, move up to four channels of serial data at up to 1.5 Gbps. The newest addition to this family is a single-chip solution for professional-quality video.
      Network Search Engines (“NSE’s”). We offer a variety of ternary content addressable memory (“TCAM”) solutions for packet processing in network applications. The Ayamatm family of NSE’s is compatible with the Network Processing Forum-approved LA-1 specification supporting commercial network processors, and can be combined with our Sahasratm NSE to create TCAM and algorithmic solutions for large-scale IPV6 applications. We also offer a line of NSE’s optimized for ASIC applications.
      Physical Layer Devices. Our family of high-performance SONET/ SDH and Serializer/ Deserializer (“SERDES”) devices move SONET or SDH frames between equipment at SONET/ SDH data rates of 51.85 Mbps (“OC-1”), 155.52 Mbps (“OC-3/ STM-1”) and 2.488 Gbps (“OC-48/ STM-16”). Our OC-48 products meet the requirements of wide area network switches and routers with stringent, Bellcore-compliant jitter specifications.
      QuadPort® Datapath Switching Elements (“DSEs”). QuadPort DSEs are non-blocking switch devices that allow four independent buses, processors or backplanes to access the DSE simultaneously in separate time domains. Applications for these devices include 4 x 4 switching, packet-header manipulation, and datapath transport that can reduce the need for large field-programmable gate array devices. QuadPort DSEs are used in redundant arrays of independent disks and storage switches, metropolitan area network/ wide area network switches and routers, and wireless base station applications.
      Programmable Clocks. Programmable timing solutions combine the flexibility and fast time to market of field-programmable devices with high performance at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyClockstm and CyberClockstm software, designers can select custom frequencies for a variety of applications. We are the only supplier offering true field-programmable clocks. All our clocks have the desired characteristics of high drive, low jitter, low electromagnetic interference (“EMI”) and low skew. During fiscal 2004, we began sampling the industry’s first programmable spread-spectrum clock generator with an onboard crystal oscillator. The device enables designers to accelerate time-to-market while reducing cost, board space and EMI.
      Programmable Logic Devices (“PLDs”). System logic performs non-memory functions such as floating-point mathematics or the organization and routing of signals throughout a computer system. We manufacture several types of PLDs, which facilitate the replacement of multiple standard logic devices with a single programmable device, increasing flexibility and reducing time to market. Our flagship product is the Delta39Ktm Complex Programmable Logic Device, which operates at high speed (233 MHz) and has more than 3,000 macrocells. All our products are supported by the Warp® software toolset, which enables designers to work in either very high-speed integrated circuit hardware description language, an industry standard developed by us, or in Verilog, another industry standard.
      Programmable System-on-Chiptm (“PsoC”tm). Reconfigurable Mixed-Signal Arrays. PSoC products are reconfigurable mixed-signal arrays with an on-board controller, providing a low-cost, single-chip solution for a variety of consumer, industrial and control applications, and taking the place of multiple custom controllers. The PSoC family integrates programmable blocks of analog and digital logic, a fast 8-bit processor, 8 to 16 Kbytes of flash memory and 256 bytes of SRAM. PSoC provides designers with a flexible architecture that can be configured for a broad range of embedded applications and dynamically reconfigured to extend the capabilities and value of designers’ product.
      Registered Buffers. As processor and signal speeds in systems increase, buffers are required to move data to and from memory more quickly. To meet the demands of high-capacity memory modules in servers and workstations, our registered buffers operate at clock frequencies up to 280 MHz, exceeding the standards for chip-to-chip communication established by the Joint Electronic Device Engineering Council organization.

      RoboClock® Clock Buffers. Our RoboClock family of high-performance programmable-skew clock buffers, the flagship product of our Timing Technology Division, offers features including zero propagation delay, 50/50 duty cycle, multiply/divide functions and programmable skew. These features allow customers to compensate for timing differences caused by different circuit board trace lengths and device set-up and hold times. The RoboClock IItm programmable clock skew buffer family operates at speeds up to 200 MHz, supports 18 outputs, and adds more multiply, divide and programmable-skew options.
      USB Controllers. USB is a four-wire connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems and among various non-PC systems. The USB standard facilitates a “plug-and-play” architecture that enables instant recognition and interoperability when a USB-compatible peripheral is hooked into a system. Cypress offers a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps) and high-speed (480 Mbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications.
      WirelessUSBtm (“WUSB”). WirelessUSB is a wireless, radio-system-on-a-chip solution developed by us and second-sourced by Atmel, that enables designers of PC mice, keyboards, video games and other systems to go cordless while minimizing development time, cost, and power requirements, and without sacrificing performance. Operating at 2.4 GHz, WirelessUSB can connect multiple devices to a single receiver at ranges of up to 50 meters apart or more with superior resistance to interference. The technology is also an appealing solution for designers of building automation and sensor network applications.

SunPower
      Our SunPower subsidiary designs and manufactures high-performance silicon solar cells based on an inter-digitated backside contact design, leaving the entire front surface uniformly dark and free of grid lines that normally block light entry.
      Solar Cells. SunPower recently began shipping the A-300 cell, an efficient, commercial low-cost silicon solar cell which is based on a rear-contact design that maximizes the working cell area, hides unsightly wires and makes automated production easier.
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
Silicon Light Machines, Grating Light Valve and GLV are trademarks of Silicon Light Machines, a subsidiary of Cypress.
Quad Data Ratetm SRAM and QDRtm SRAM comprise a family of products developed by Cypress, IDT, Micron Technology, NEC and Samsung Electronics.
Neuron and LONWORKS are registered trademarks of Echelon Corporation in the US and other countries.
CellularRAM is a trademark of Micron Technology Inc. in the United States and is a trademark of Infineon Technology outside the United States.
TAXI is a trademark of Advanced Micro Devices Inc.
All other trademarks or registered trademarks are the property of their respective owners.

Acquisitions
      The markets in which we compete require a wide variety of technologies, products and capabilities. We are committed to the ongoing evaluation of strategic opportunities and, where appropriate, to the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for our products. During fiscal 2004, we completed the following three acquisitions:

SunPower
      Prior to November 2004, SunPower was a majority-owned subsidiary of Cypress. In November 2004, we acquired all of the minority interests held in SunPower. SunPower designs and manufactures silicon solar cells based on an inter-digitated all-back-contact design. The acquisition of SunPower will enable us to expand and diversify our product offerings and continue to build SunPower into a provider of high-performance, cost-efficient solar cells for a broad range of applications in the solar electric power field.

FillFactory
      We acquired 100% of the outstanding capital stock of FillFactory in August 2004. FillFactory is a Belgium-based company specializing in active pixel CMOS image sensor technology. FillFactory offers a variety of high-performance custom and standard products for some of the industry’s most advanced digital photography, high-speed imaging, machine vision and automotive applications. Through this acquisition, our goals are to increase sales into the mobile phone markets and to augment our penetration of additional market segments, including digital still cameras and automotive sensors.

Cascade
      We acquired 100% of the outstanding capital stock of Cascade in January 2004. Cascade specializes in one-transistor pseudo-static random access memory (“1T PSRAM”) products for wireless applications. 1T PSRAM devices offer higher density than conventional SRAMs at a lower cost, enabling new features in next-generation wireless applications. Through this acquisition, our goals are to enhance our product development capabilities for the mobile phone markets and help broaden our memory portfolio.
      For a detailed discussion of these acquisitions, please refer to Note 3 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

SMaL Camera Technologies, Inc. (“SCT”)
      During the first quarter of fiscal 2005, we acquired 100% of the outstanding capital stock of SCT. SCT specializes in digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems, and mobile phone cameras. Through this acquisition, our goals are to accelerate our entry into the high-volume CMOS image sensor business and SCT’s product line will complement new mobile phone products introduced by FillFactory. The result could position us with the broadest line of image sensors currently available for the mobile phone markets.
Research and Development
      Research and development expenses are primarily focused on the development of new manufacturing process technologies and the design of new products. We spent $261.6 million, $251.4 million and $287.9 million on research and development expenses in fiscal 2004, 2003 and 2002, respectively.
      Our process technology research focuses primarily on the continuous migration to smaller geometries. Our 90-nanometer technology is now in production at our Minnesota facility. We are currently developing our 65-nanometer technology in our eight-inch research and development facility in San Jose, California. In addition, we are developing derivatives of our ..13 micron and 90-nanometer technologies for use in new products including image sensors.

      We continued magnetic random access memories (“MRAM”) process development for memory products and embedded non-volatile applications in our San Jose, California facility during fiscal 2004. MRAM technology offers customers an improvement in read-write times, endurance and data retention over currently available non-volatile memory products. In January 2005, we announced our plan to sell our MRAM technology and products.
      We have both central and division-specific design groups that focus on new product creation and improvement of design methodologies. This group conducts ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property (“IP”) blocks from a controlled IP library, development of computer-aided design tools and improved design business processes. We currently have 39 design teams in place working on new product designs. Design and related software development work primarily occurs at design centers located in the United States, Europe, India and Turkey.
      During fiscal 2004, SunPower continued its research and development efforts on the A-300 solar cell, transferred the development to its Philippines manufacturing plant and brought it to commercial production. SunPower’s high efficiency silicon solar cell technology is based on an inter-digitated backside contact design that leaves the entire front surface uniformly dark and free of grid lines that normally block light entry. The A-300 is well-suited for applications where high performance is desired, or where aesthetic value is important.
Manufacturing
      During fiscal 2004, we manufactured approximately 71% of our products at our two sub-micron wafer fabrication facilities in Round Rock, Texas and Bloomington, Minnesota. These fabrication facilities utilize our proprietary 90-nanometer and 0.13 through 0.8-micron CMOS, 0.25 and 0.8-micron BiCMOS, and 0.35-micron Silicon Nitride Oxide Silicon (“SONOS”) processes. Wafer foundries manufactured the balance of our products.
      During fiscal 2004, we continued our transition to more advanced process technologies in our facility in Bloomington, Minnesota including our 90-nanometer and 0.13-micron CMOS process technologies. This transition to processes with smaller line widths results in more die per wafer thereby reducing die costs.
      We conduct assembly and test operations, excluding SunPower products, at our highly automated assembly and test facility in the Philippines. This facility accounted for approximately 55% of our total assembly output and approximately 83% of our total test output in fiscal 2004. Various offshore subcontractors performed the balance of the assembly and test operations.
      Our Philippines facility manufactures primarily volume products and packages where our ability to leverage manufacturing costs is high. This facility has four fully integrated, automated manufacturing lines enabling complete assembly and test operations with minimal human intervention. These autolines have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand.
      Our SunPower subsidiary manufactures its solar cell products in a separate facility in the Philippines. In fiscal 2004, SunPower opened this manufacturing plant and shipped its first commercial solar cells. SunPower currently has a single 25 MW manufacturing line capable of producing eight million solar cells a year. The overall building footprint is designed to allow future capacity expansion to more than 100 MW.
Environmental Regulations
      Federal, state and local regulations, in addition to those of other countries in which we operate, impose various environmental controls on the use and discharge of certain hazardous substances used in semiconductor and solar cell processing. Our facilities have been designed to comply with these regulations through the implementation of environmental management systems. We believe that our activities conform to current environmental regulations. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental laws will not be amended so as to impose expensive obligations on us in the future. In addition, violations of environmental laws by us or impermissible discharges of hazardous substances could result in the following actions:

•	additional capital improvements to comply with such regulations or to restrict discharges;

•	liabilities to our employees and/or third parties; and

•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.
Marketing and Sales
      We sell our Memory and Non-Memory products through several channels: sales to direct original equipment manufacturers by our sales force; sales by manufacturing representative firms; sales through global domestically-based distributors; and sales through international distributors and trading companies and representative firms. SunPower products are sold to direct original equipment manufacturers by our sales force. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/ Pacific. We also have a global accounts group and a contract-manufacturing group which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us to identify emerging markets and new products.
      Sales to U.S. and non-U.S. based distributors accounted for 50% of our total revenues in fiscal 2004, compared with 48% in fiscal 2003 and 46% in fiscal 2002.
      International revenues accounted for 66% of our total revenues in fiscal 2004, compared with 63% in fiscal 2003 and 57% in fiscal 2002.
      Sales to Arrow Electronics, a distributor, accounted for 14.6% of total revenues in fiscal 2004. No individual customer accounted for greater than 10% of total revenues in fiscal 2003. Sales to Motorola accounted for 10.2% of total revenues in fiscal 2002. We typically warrant our products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. For SunPower products, we provide warranties of 12 to 25 years for performance and 10 years for workmanship.
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
Competition
      We face competition from domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, data communications, computation and consumer markets. Competitors, including Altera, Applied Micro Circuits, Atmel, Integrated Device Technology, Integrated Circuit Systems, Microchip, Motorola, NEC, Opti, PMC-Sierra, Samsung Electronics, STMicroelectronics, Standard Microsystems, Texas Instruments, Vitesse Semiconductor and Xilinx, target certain markets and compete directly with some of our products. Competition is based on factors that can vary among products and markets, including product design and quality, product performance, price and service. In addition, our SunPower subsidiary faces competition from large solar power product manufacturers, including Sharp Solar, Kyocera, Mitsubishi, BP Solar, Q-Cells, Shell Solar, RWE Schott, and Sanyo.
      The semiconductor and the solar cell industries are intensely competitive. This intense competition results in a challenging operating environment for most companies in the industries, including Cypress. This environment is characterized by potential erosion of product sale prices over the life of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Our ability to compete successfully in a rapidly evolving high performance end of the technology spectrum depends on many factors, including:

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
Patents, Licenses and Trademarks
      We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We currently have over 1,200 patents and approximately 700 additional patent applications on file with the United States Patent and Trademark Office. We are preparing to file more than 150 new patent applications in fiscal 2005. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry. We have an active program to obtain patent and other intellectual property protection.
      We have entered into, and in the future may continue to enter into, technology license agreements with third parties that give those parties the right to use patents and other technology developed by us. Some of these agreements also give us the right to use patents and other technologies developed by such other parties, some of which involve payment of royalties. Historically, these arrangements have not been a material source of revenues to us.
      In addition, we vigorously defend our product and service marks. For a list of our trademarks and registered trademarks, please visit the “Terms and Conditions” section of our website at www.cypress.com.
Employees
      As of January 2, 2005, we had approximately 4,500 employees. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.
Available Information
      We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website at www.cypress.com, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

Risk Factors

We face periods of industry-wide semiconductor over-supply that harm our results.
      The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. During the second half of fiscal 2004, we experienced a rapid softening of demand for our products that may represent the beginning of such a period of over-supply. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of our operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the downturn that began in early 2001, we restructured our manufacturing operations and administrative areas in third quarter of fiscal 2001 and fourth quarter of fiscal 2002 to increase cost efficiency with the goal of maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. In addition, in response to the softening in market condition, management announced a plan to restructure our organization in the first quarter of fiscal 2005. When these cycles occur, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

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
      Many of our products are incorporated into data communications and telecommunications products. Any reduction in the growth of, or decline in the demand for, networking applications, mass storage, telecommunications, cellular base stations, cellular handsets and other personal communication devices that incorporate our products could seriously harm our business, financial condition and results of operations. In addition, certain of our products, including USB microcontrollers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically experienced, and may in the future experience, significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.

Our business, financial condition and results of operations will be seriously harmed if we fail to compete successfully in our highly competitive industry and markets.
      The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment that is marked by erosion of average selling prices over the lives of each product, rapid technological change resulting in limited product life cycles. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.
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
      In addition, our failure to further refine our technology and develop and introduce new products could cause our products to become obsolete, which could reduce our market share and cause our sales to decline. The industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the industry and to effectively compete in the future. We believe that there is a variety of competing technologies under development by other companies that could result in lower manufacturing costs than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Our financial results could be adversely impacted if we fail to develop, introduce and sell new products or fail to develop and implement new technologies.
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
      In order to remain competitive, semiconductor manufacturers generally make significant investments in capital equipment to maintain or increase technology and design development and manufacturing capacity and capability. This is particularly true as companies develop technologies that would allow for fabrication of products using smaller geometries in order to increase performance of those products and also to reduce cost. In addition, certain technology breakthroughs may only be supported by 300mm equipment. This technology change would most likely necessitate migrating our production into 300mm wafers versus our existing 200mm capability, which could be prohibitively expensive for us and could cause us to change our business model. We anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flows from operations in technology, design development and capacity expansion and improvement programs.
      If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flows from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flows from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would be seriously harmed.

We must build semiconductors based on our forecasts of demand, and if our forecasts are inaccurate, we may have large amounts of unsold products or we may not be able to fill all orders.
      We order materials and build semiconductors based primarily on our internal forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Consequently, we depend on our forecasts as a principal means to determine inventory levels for our products and the amount of manufacturing capacity that we need. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong and we may make too many or too few of certain products or have too much or too little manufacturing capacity. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult, particularly when supply is abundant. These factors also make it difficult to forecast quarterly operating results. If we are unable to predict accurately the appropriate amount of product required to meet customer demand, our business, financial condition and results of operations could be seriously harmed, either through missed revenue opportunities because inventory for sale was insufficient or through excessive inventory that would require write-downs.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.
      Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, or fund required capital expenditures may be adversely affected.

The complex nature of our manufacturing activities makes us highly susceptible to manufacturing problems and these problems can have a substantial negative impact on us when they occur.
      Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be non-functional. We may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

Problems in the performance or availability of other companies we hire to perform certain manufacturing tasks can seriously harm our financial performance.
      A high percentage of our products are fabricated in our manufacturing facilities located in Texas, Minnesota and the Philippines. However, we also rely on independent contractors to manufacture some of our products. If market demand for our products exceeds our internal manufacturing capacity, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results.
      A high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines. We rely on independent subcontractors to assemble, package and test the balance of our products. This reliance involves certain risks, because we have less control over manufacturing quality and delivery schedules, whether these companies have adequate capacity to meet our needs and whether they discontinue or phase out assembly processes we require. We cannot be certain that these subcontractors will continue to assemble, package and test products for us on acceptable economic and quality terms or at all and it might be difficult for us to find alternatives if they do not do so.

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
      Our semiconductor manufacturing and solar cell operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are only a limited number of suppliers capable of delivering the raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for certain of our products could become scarcer as worldwide demand for semiconductors and solar cells increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

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

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales could be adversely affected.
      The market for solar power products manufactured by SunPower is emerging and rapidly evolving. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, our revenues and profitability could be affected adversely. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the adoption of solar power technology and demand for solar power products, including:

•	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of, and dependence on, subsidies and other incentives provided by various governmental agencies.

Any guidance that we may provide about our business or expected future results may prove to differ from actual results.
      From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to potential future results. Identifying correctly the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our analyses and forecasts have in the past and, given the complexity and volatility of our business, will likely in the future, prove to be incorrect. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution.
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
      For a variety of reasons, we have entered into technology license agreements with third parties that give those parties the right to use patents and other technology developed by us and/or give us the right to use patents and other technology developed by them. Historically, these arrangements have not been a material source of revenue to the Company. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.
      It is critical to our success that we are able to prevent competitors from copying our innovations. Therefore, we intend to continue to seek intellectual property protection for our technologies. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.
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
      International revenues accounted for 66%, 63% and 57% of our total revenues in fiscal 2004, 2003 and 2002, respectively. At the end of fiscal 2004, our long-lived assets were held primarily in the United States with approximately 9% held in the Philippines and 1% in other foreign countries. Our Philippine fabrication, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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
      To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel.
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
      Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income of using the fair value recognition method. We have elected to apply APB 25 and accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005.
      The implementation of SFAS No. 123(R) beginning in the third quarter of fiscal 2005 will have a significant adverse impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We may fail to integrate our business and technologies with those of companies that we have recently acquired and that we may acquire in the future.
      We completed three acquisitions during fiscal 2004, none in fiscal 2003 and one in fiscal 2002. In addition, we have completed one acquisition in February 2005, and we may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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
      We have outstanding loans, consisting of principal and cumulative accrued interest, of $54.1 million as of January 2, 2005, to employees and former employees under the shareholder-approved 2001 Employee Stock Purchase Assistance Plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, there have been immaterial bad debt write-offs. As of January 2, 2005, we had an allowance for uncollectible accounts against these loans of $8.5 million. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.
      Our results of operations may be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk and we would have increased risk to our results of operations. However, we are willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

We maintain self-insurance for certain indemnities we have made to our officers and directors.
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
Executive Officers of the Registrant
      Certain information as of January 2, 2005 regarding each of our executive officers is set forth below:

			Executive
			Officer
Name	Age	Position	Since

T. J. Rodgers	57	President, Chief Executive Officer and Director	1982
Antonio R. Alvarez	48	Executive Vice President, Memory Products Division	1993
Emmanuel T. Hernandez	49	Executive Vice President, Finance and Administration and Chief Financial Officer	1993
Ralph H. Schmitt	44	Executive Vice President, Sales and Marketing	2000
Christopher Seams	42	Executive Vice President, Worldwide Manufacturing & Research and Development	2002
Christopher Norris	42	Vice President, Data Communications Division	2003
Cathal Phelan	41	Vice President, Personal Communications Division	2003
Ilhan Refioglu	56	Vice President, Time Technology Division	2003

      T.J. Rodgers is a co-founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of SolarFlare Communications Inc., Infinera, and ION America.
      Antonio R. Alvarez joined Cypress in May 1987 as a senior technical engineer. Mr. Alvarez was transferred to our former subsidiary, Aspen Semiconductor Corporation, in April 1988 as the manager of BiCMOS technology. In October 1989, Mr. Alvarez returned to the corporate office as Vice President, Research and Development. In 1998, Mr. Alvarez became responsible for the Memory Products Division. Mr. Alvarez was named Executive Vice President in April 1997. Mr. Alvarez has been an executive officer since 1993.
      Emmanuel T. Hernandez joined Cypress in June 1993 as Corporate Controller. In January 1994, Mr. Hernandez was promoted to Senior Vice President, Finance and Administration and Chief Financial Officer. Prior to joining Cypress, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993. Mr. Hernandez was named Executive Vice President in May 1997. Mr. Hernandez has been an executive officer since 1993. Mr. Hernandez serves as a board member of ON Semiconductor and Integration Associates.
      Ralph H. Schmitt joined Cypress in 1987 as our first account manager. In 1991, Mr. Schmitt became responsible for the Mid-Atlantic sales region. In 1993, Mr. Schmitt was named Director of Worldwide Strategic Accounts. In 1995, Mr. Schmitt left Cypress to found GroupTec LLC and was a Partner and President of this firm. Mr. Schmitt rejoined Cypress in January 1998 as sales director with responsibility for transitioning the sales and marketing organization to align with Cypress’s shift to a market-based strategy. He was appointed Vice President, Segment Sales and Marketing in September 1999 and named Vice President, Sales and Marketing in June 2000. Mr. Schmitt was named an Executive Vice President in July 2000 and has served as an executive officer since that time. He serves as a board member of Azanda Network Devices and StarGen, Inc.
      Christopher Seams joined Cypress in 1990 and held a variety of positions in process and assembly technology research and development and manufacturing operations. In 2001, Mr. Seams became responsible for Research and Development. Mr. Seams was appointed Executive Vice President, Worldwide Manufacturing and Research and Development in November 2001 and has served as an executive officer since 2002. Mr. Seams serves as a board member of 1st Silicon and Ronal Systems Corporation.
      Christopher Norris joined Cypress in 1988 as a senior design engineer. Mr. Norris has held a number of positions within Cypress including design manager, director of new product development, and general manager of the programmable logic division. In 1996, Mr. Norris was promoted to Vice President, Programmable Logic Division and in 2000 became responsible for the Data Communications Division where he is responsible for developing Cypress’s products for the wide area networking, storage networking, and wireless infrastructure markets. Mr. Norris became an executive officer in 2003.
      Cathal Phelan joined Cypress in 1991 as a senior design engineer. Mr. Phelan has held a number of positions within Cypress including design director, new products director, and business unit manager. In 1999, Mr. Phelan was promoted to Vice President, Personal Communications Division where he is responsible for developing products for the USB, WirelessUSB and High Speed Serial Interconnect markets. Mr. Phelan became an executive officer in 2003.
      Ilhan Refioglu joined Cypress in February 2001 as Vice President of the Timing Technology Division. Prior to joining Cypress, Mr. Refioglu was President and Chief Executive Officer of International Microcircuits, Inc., which Cypress acquired in 2001, for five years. Mr. Refioglu served as Vice President at Exar Corp from 1984 to 1995, where he was responsible for all business divisions of the company. Mr. Refioglu became an executive officer in 2003. Mr. Refioglu left Cypress in January 2005.
      There are no family relationships between any of our directors or executive officers.

ITEM 2.	PROPERTIES
      Our executive offices are located in an owned building in San Jose, California. The table below sets out our major owned and leased properties as of January 2, 2005:

	Location	Square Footage	Primary Use

Owned:
	San Jose, California	111,000	Administrative offices
	Bloomington, Minnesota	170,000	Manufacturing
	Round Rock, Texas	100,000	Manufacturing
	Lynnwood, Washington	69,000	Administrative offices, manufacturing
	Cavite, The Philippines	182,000	Manufacturing
	Laguna, The Philippines	221,000	Administrative offices, research and development, manufacturing
Leased	:
	San Jose, California(1)	256,000	Administrative offices, research and development, manufacturing
	Sunnyvale, California	40,000	Administrative offices, research and development
	Bloomington, Minnesota(1)	100,000	Manufacturing
	Mechelen, Belgium	16,000	Administrative offices, research and development
	Manila, The Philippines	12,000	Administrative offices

(1)	Synthetic leases (see Note 21 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for a detailed discussion of the synthetic lease transactions).
      We lease additional space for sales and design centers in the United States, Belgium, Canada, China, Finland, France, Germany, India, Ireland, Italy, Japan, Korea, Singapore, Sweden, Taiwan, Turkey and the United Kingdom.
      As of the end of fiscal 2004, we believe that our current properties are suitable for our foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS
      In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued us and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held in favor of plaintiffs that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. The Nevada ruling is now being appealed, and the 14 patents remain stayed as to Cypress during the appeal. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Therefore, there are currently four patents that are not stayed in this litigation. The case is in the “claim construction” (i.e., patent claim interpretation) phase on the four non-stayed patents. The claim construction hearing concluded on December 10, 2004, and we are awaiting the Judge’s order. We have reviewed and investigated the allegations in both Lemelson’s original and amended complaints. We believe that we have meritorious defenses to these allegations and will vigorously defend ourselves in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

      We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including those noted above. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of the security holders during the fiscal quarter ended January 2, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      Our common stock is listed on the New York Stock Exchange under the trading symbol “CY.” The following table sets forth, for the periods indicated, the low and high sales prices per share for the common stock.

	Low	High	Close

Fiscal year ended January 2, 2005:
First quarter	$19.25	$24.08	$20.41
Second quarter	13.17	21.56	14.00
Third quarter	8.58	14.24	9.12
Fourth quarter	8.45	11.83	11.73
Fiscal year ended December 28, 2003:
First quarter	$4.91	$7.75	$7.34
Second quarter	6.80	13.79	12.00
Third quarter	11.49	19.68	17.89
Fourth quarter	17.36	23.70	20.95
      As of March 1, 2005, there were 69,991 holders of record of our common stock. We have not paid cash dividends and have no present plans to do so.
      The following table provides information with respect to our repurchases of the common stock during the fourth quarter of fiscal 2004:

			Total Number of	Total Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced	Purchased under
Period	Purchased	Paid per Share	Programs	the Programs(1)

September 27, 2004 - October 24, 2004	—	$—	—	$15,000,000
October 25, 2004 - November 21, 2004	—	—	—	15,000,000
November 22, 2004 - January 2, 2005	—	—	—	15,000,000
Total	—	—	—	15,000,000

(1)	On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The total amount that can be repurchased under this program is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program during the fourth quarter of fiscal 2004.

      During the fourth quarter of fiscal 2004, we issued approximately 319,000 unregistered shares of our common stock in connection with the acquisition of Cascade Semiconductor Corporation. The issuances were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(10) thereof. No underwriters were used in connection with the transaction.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K:

	Year Ended(1)(2)

	January 2,	December 28,	December 29,	December 30,	December 31,
	2005	2003	2002	2001	2000

	(In thousands, except-per share amounts)
Statement of operations data:
Revenues	$948,438	$836,756	$774,746	$819,192	$1,287,787
Restructuring, acquisition and other costs	$54,334	$27,530	$123,127	$293,366	$55,729
Operating income (loss)	$(1,382)	$(8,304)	$(231,344)	$(459,618)	$328,839
Income (loss) before income taxes	$(1,877)	$(2,509)	$(246,260)	$(437,196)	$370,170
Net income (loss)	$24,698	$(5,331)	$(249,098)	$(407,412)	$277,308
Net income (loss) per share:
Basic	$0.20	$(0.04)	$(2.02)	$(3.28)	$2.29
Diluted	$0.17	$(0.04)	$(2.02)	$(3.28)	$2.03
Weighted-average common shares outstanding:
Basic	124,580	121,509	123,112	124,135	121,126
Diluted	134,592	121,509	123,112	124,135	144,228

	As of(1)(2)

	January 2,	December 28,	December 29,	December 30,	December 31,
	2005	2003	2002	2001	2000

	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term Investments(3)	$244,897	$198,617	$127,937	$205,422	$884,601
Working capital	$330,270	$307,716	$314,187	$372,333	$983,359
Total assets	$1,572,994	$1,575,685	$1,552,912	$1,886,436	$2,361,754
Long-term debt (excluding current portion)	$606,724	$615,724	$468,900	$524,058	$631,055
Stockholders’ equity	$660,358	$569,188	$673,623	$868,428	$1,327,668

(1)	We operate on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Fiscal 2003, 2002, 2001 and 2000 were 52-week fiscal years. Fiscal 2004 was a 53-week fiscal year.

(2)	The tables present financial information including three acquisitions completed in fiscal 2004 and one in fiscal 2002. See Note 3 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the discussions of the acquisitions, which may affect the comparability of the data.

(3)	We had available-for-sale investments classified as long-term investments in fiscal 2003 and prior years. As of the end of fiscal 2004, we classified all available-for-sale investments as cash equivalents or short-term investments as they are now intended to be used in current operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to our future financial results, operating performance and business plans, our prospects and the prospects of our subsidiaries and the semiconductor industry generally, and statements as to the utilization of our Philippines factory, pressure on and trends for average selling prices, entering into licensing arrangements with third parties, capital expenditures, future acquisitions, the impact of SunPower Corporation (“SunPower”) and our other subsidiaries on the Company’s future financial results, the general economy and its impact to the market segments we serve, the cycles of the semiconductor industry, expected inventory corrections and levels of demand in 2005, the rate at which new products are introduced, our outlook for fiscal 2005, our expected revenue for fiscal 2005, our expected improvements in gross margin in fiscal 2005, our expectations to generate positive cash flow from operations in fiscal 2005, successful integration and achieving the objectives of the acquired businesses, adequacy of cash and working capital, our research and development investments and project timelines, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in the “Risk Factors” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to Cypress as of the date of this Annual Report, which may change. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or trends for future period. In evaluating these forward-looking statements, you should specifically consider the risks described below under “Risk Factors” which follows our discussion on critical accounting policies and in other parts of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K.
Executive Summary
      We design, develop, manufacture and market a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. In addition, we design and manufacture high-performance silicon solar cells. We have four product divisions and four subsidiaries, organized into three reportable business segments: Memory, Non-Memory and SunPower. In addition, in order to enhance our focus on the communications market and our end customers, we report information by the following market segments: Wide Area Networks and Storage Area Networks (“WAN/ SAN”); Wireless Infrastructure and Wireless Terminal (“WIN/ WIT”); Computation and Consumer; and our Cypress Subsidiaries. (See Note 22 of Notes to Consolidated Financial Statements for further information).
      Our revenues for fiscal 2004 were $948.4 million, an increase of $111.7 million or 13.3% compared to revenues for fiscal 2003, and an increase of $173.7 million or 22.4% compared to revenues for fiscal 2002. The revenue increase in fiscal 2004 was attributable primarily to an increase in unit shipments. Average Selling Prices (“ASPs”) remained stable in the first half of fiscal 2004, increased 10.3% in the third quarter of fiscal 2004 before decreasing 20.5% in the fourth quarter of fiscal 2004. In addition, our revenues improved across all of our market segments except for Computation and Consumer, which remained flat to the prior year.
      In general, as we look ahead to fiscal 2005, we believe that inventory corrections and soft demand in certain segments will continue in the first quarter of the year, resulting in revenues that are similar to the fourth quarter of fiscal 2004. We believe revenues will show sequential improvement during fiscal 2005, with significant contributions from SunPower and acquisitions we made in fiscal 2004, resulting in a slight increase in fiscal 2005 compared to fiscal 2004. During fiscal 2004, we completed the acquisitions of FillFactory NV (“FillFactory”) and Cascade Semiconductor Corporation (“Cascade”), which contributed $59.6 million to our total revenues. SunPower contributed $10.7 million to our total revenues in fiscal 2004. Our gross margins improved to 48.1% in fiscal 2004 compared to 47.9% in fiscal 2003 as changes in product mix and increased manufacturing efficiencies more than offset the small overall ASP decline. However, we experienced a drop in gross margin in the fourth quarter of fiscal 2004 to 37.6% due to under-utilization of our manufacturing facilities and decreasing ASPs. We expect gross margin in the first quarter of fiscal 2005 to remain relatively flat to the fourth quarter of fiscal 2004 and then increase sequentially during the remainder of fiscal 2005 such that the overall fiscal 2005 gross margin percentage will be between 38% to 42%.
      One of the growth drivers we expect in fiscal 2005 is our entry into the solar cell market through SunPower. SunPower’s business model is different from the other businesses, such that we expect the gross margins on these products to be lower than our historical average gross margin, thus effectively diluting our aggregate gross margin percentage. However, the SunPower business model targets lower operating expenses, such that their operating margin contribution should be in line with the rest of our businesses and not detrimental to our overall financial performance.
      Research and development and selling, general and administrative expenses for fiscal 2004 were $403.4 million, which were $21.6 million or 5.4% higher than fiscal 2003 primarily as a result of higher sales commissions driven by higher sales, a modest company-wide salary increase in April 2004, increase in professional fees and an increase in research and development supply and facilities costs driven by the ramp up of our SunPower manufacturing facility.
      From a liquidity and capital resources standpoint, management has emphasized generating a positive cash flow from operations. Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of the end of fiscal 2004, total cash, cash equivalents, short-term investments and restricted cash were $307.6 million, a $72.2 million reduction from the end of fiscal 2003. This decrease was primarily due to cash used for acquisitions, capital investment and retirement of debt, partially offset by a positive cash flow from operations.
Results of Operations
Business Segment Net Revenues

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Memory	$400,818	$334,779	$303,388
Non-Memory	536,915	497,305	471,358
SunPower	10,705	4,672	—

Total net revenues	$948,438	$836,756	$774,746

Memory:
      The semiconductor industry utilizes several types of metrics to analyze price performance and industry trends. We use two measurements of pricing for memory products: ASP per unit and ASP per megabit (“Mbit”).
      These metrics indicate the price and technology trends that impact memory revenues. As the memory capacity (Mbit density) of units sold increases, the ASP of each unit tends to increase (i.e., a 16 Mbit part will sell at a higher price than an 8 Mbit part). However, unit pricing does not scale linearly by Mbit, which usually means increasing the unit sales of higher priced, higher density units typically yields a lower ASP per

Mbit. Therefore, if we sell an increasing number of higher priced, higher density units, ASP per unit will most likely increase while the ASP per Mbit will most likely decrease.
      We use the metrics ASP per unit and ASP per Mbit in conjunction with one another as indicators of market trends and our operational performance.
      The metric ASP per unit utilizes total product revenues and total units sold as the basis for the calculation. An increasing ASP per unit metric here indicates that we are selling units at a higher average price, which usually indicates that either more units are being sold at higher densities or that average prices are going up, both positive trends for us.
      The metric ASP per Mbit utilizes product revenues and the aggregate volume of megabits sold. ASP per Mbit shows the average selling price for 1 million bits (1 Mbit) of memory capacity. ASP per Mbit is calculated by dividing the ASP per unit by the average size of the memory products sold. Since unit pricing does not scale linearly by Mbit, increasing the unit sales of higher priced, higher density units typically yields a lower ASP per Mbit, but is a positive indicator of our performance as it implies sales of higher density units which typically indicates sales into newer and higher value-added technology applications, both positive trends for us.
      In reviewing these two metrics (ASP and ASP per Mbit) in combination with one another, we would expect the two metrics to move in opposition to one another. Increasing ASP per unit and decreasing ASP per Mbit at the same relative rate should be construed as a favorable situation. Conversely, decreasing ASP per unit and increasing ASP per Mbit could indicate an unfavorable market trend for us. We routinely receive questions regarding these metrics from industry analysts familiar with the dynamics of these metrics in public forums.
      Revenues for the sales of Memory products for fiscal 2004 increased $66.0 million or 19.7% compared with revenues for fiscal 2003. The increase was primarily due to a 71.5% increase in Mbits sold, offset partially by a 30.0% decrease in ASP per Mbit. This was indicative of selling more units at higher density, given that price per Mbit does not scale linearly as density increases. This revenue increase was also indicative of Mbits per unit sales increasing faster than the decrease in ASP per Mbit.
      Revenues for the sales of Memory products for fiscal 2003 increased $31.4 million or 10.3% compared with revenues for fiscal 2002. A 45.8% increase in Mbits sold was partially offset by a 33.3% decrease in ASP per Mbit. This revenue increase was also indicative of Mbits per unit sales increasing faster than the decrease in ASP per Mbit.
Non-Memory:
      Revenues in fiscal 2004 from the sales of Non-Memory products increased $39.6 million or 8.0% compared with revenues for fiscal 2003. The increase in Non-Memory product revenues was primarily driven by $26.1 million revenue growth from our network search engine products and $24.1 million revenue growth from our universal serial bus family of products. A $12.9 million decrease in our timing product revenues in fiscal 2004 partially offset the revenue increases. In fiscal 2004, overall ASPs remained flat compared to fiscal 2003 for Non-Memory products.
      Revenues in fiscal 2003 from the sales of Non-Memory products increased $25.9 million or 5.5% compared with revenues for fiscal 2002. The increase in Non-Memory product revenues, as compared to fiscal 2002, was driven by revenue growth from our network search engines, programmable logic devices, physical layer devices, multi-ports devices and universal serial bus family of products. Our subsidiaries Silicon Light Machine (“SLM”) and Cypress MicroSystems (“CMS”) also contributed to the revenue growth. In fiscal 2003, ASPs decreased 6.0% as compared to fiscal 2002 for Non-Memory products.

SunPower:
      Revenues in fiscal 2004 from the sales of SunPower products increased $6.0 million or 129.1% compared with revenues for fiscal 2003. The increase was primarily due to the initial sales of solar cell A-300 products in the second half of fiscal 2004.
Market Segment Net Revenues

	Years Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
WAN/ SAN	$304,412	$268,978	$253,205
WIN/ WIT	313,209	249,150	246,800
Computation and Consumer	283,124	284,572	254,615
Cypress Subsidiaries	47,693	34,056	20,126

Total net revenues	$948,438	$836,756	$774,746

WAN/SAN:
      Revenues from the sale of WAN/ SAN products for fiscal 2004 increased $35.4 million or 13.2% compared to fiscal 2003. Our growing network search engine business contributed approximately $26.1 million of this increase. Other products contributing to the segment growth included our Micropower synchronous static random access memory (“SRAM”) and high-speed synchronous SRAM products.
      Revenues from the sale of WAN/ SAN products for fiscal 2003 increased $15.8 million or 6.2% compared to fiscal 2002. Improvement in the overall enterprise networking market has been followed by increases in broader-based networking sales. WAN/ SAN product revenues increased as compared to fiscal 2002 due to increased demand for our network search engines. This segment also experienced growth due to our acquisition of Micron Technology’s high-performance communications orientated SRAM product portfolio inventory in the second quarter of fiscal 2003.
WIN/WIT:
      Revenues from the sale of WIN/ WIT products for fiscal 2004 increased $64.1 million or 25.7% compared to fiscal 2003. Approximately $28.2 million of this growth was contributed by our Micropower SRAMs, which was driven by the adoption of our one-transistor pseudo SRAM products. This segment has also benefited from a slight increase in our timing products.
      Revenues from the sale of WIN/ WIT products for fiscal 2003 increased $2.4 million or 1.0% compared to fiscal 2002. The revenue increase was attributable in part to strength in the handset business and a continued shift to a higher-density SRAM product mix. Revenue in this segment is dominated by our MoBL and Micropower SRAMs product families.
Computation and Consumer:
      Revenues from the sale of Computation and Consumer products for fiscal 2004 decreased $1.4 million or 0.5% compared to fiscal 2003. The decrease in revenue was primarily due to a reduction in sales of our frequency timing products compared to 2003. The fiscal 2004 revenue decrease was partially offset by the inclusion of image sensor revenue from our acquisition of FillFactory in the third quarter of fiscal 2004.
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

Cypress Subsidiaries:
      Revenues from the Cypress Subsidiaries for fiscal 2004 increased $13.6 million or 40.0% compared to fiscal 2003. This increase was driven primarily by the continued production ramp of PSoC products from CMS, and the late 2004 market introduction of SunPower solar cells.
      Revenues from the Cypress Subsidiaries for fiscal 2003 increased $13.9 million or 69.2% compared to fiscal 2002. The growth was driven by increased PSoC product revenue from CMS, and increased non-recurring engineering revenue, product revenue, and license revenue from SLM. In addition, revenue increased as a result of the consolidation of SunPower, effective at the beginning of fiscal 2003.
Cost of Revenues/ Gross Margin
      Cost of revenues was $492.1 million, $435.7 million and $443.4 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.
      Although our overall ASPs declined 1.3% during fiscal 2004, we were generally able to offset this effect and increase our gross margin percentage by 0.2% as compared with fiscal 2003. This increase in gross margin was attributable to the continued reduction of manufacturing cycle times, reduced die size, improved labor productivity, more efficient use of capital resources, improved defect densities, improved yields and ultimately lower manufacturing cost, partially offset by the decline in the favorable impact of inventory adjustments, as discussed below.
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
Inventory Reserves:
      Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business including our inventory profile. The table below sets forth the gross margin and the impact of inventory adjustments on gross margin.

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Gross margin	$456.4	$401.0	$331.4
Impact of inventory adjustments: benefit	$7.0	$17.7	$20.1
      The amount of reserved inventory on hand was $29.4 million, $64.1 million and $100.3 million at the end of fiscal 2004, 2003 and 2002, respectively.
      We record inventory write-downs as a result of our normal analysis of demand forecasts and the aging profile of the inventory. We record charges to cost of goods sold in accordance with generally accepted accounting principles to write down the carrying values of our inventories when their estimated market values are less than their carrying values. The inventory write-downs reflect estimates of future market pricing relative to the costs of production and inventory carrying values and projected timing of product sales. The semiconductor industry has historically been highly cyclical and volatile. In recent years, a combination of global economic conditions and a slowing growth rate in the demand for semiconductors, coupled with worldwide increases in semiconductor production capacity, caused significant declines in demand and average selling prices for semiconductor components. These trends could continue in the future and could cause us to re-evaluate our inventory costs, which could result in additional inventory reserves.
      In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is effectively established through the use of a contra asset account (i.e. a reserve). In accordance with Staff Accounting Bulletin No. 100, the contra asset account is relieved at the time the inventory is either sold or scrapped. We have formal programs to periodically scrap reserved inventory. At January 2, 2005, the remaining reserve represented excess and obsolete inventories that have not been scrapped or sold.
Segment Cost of Revenues/ Gross Margin
      Our gross margin improved 0.2% to 48.1% in fiscal 2004 compared to 47.9% in fiscal 2003. Our gross margin improved 5.1% to 47.9% in fiscal 2003 compared to 42.8% in fiscal 2002. Following is gross margin discussion by our segments:
      Business segments — Small increases in our fiscal 2004 Memory segment gross margin percentage were offset by small decreases in our fiscal 2004 Non-Memory segment gross margin percentage. As SunPower began shipments of solar cells in the fourth quarter of fiscal 2004, the impact of its margin to the business segments in fiscal 2004 compared to fiscal 2003 was not significant. Our gross margin improvement in fiscal 2003 compared to fiscal 2002 was primarily attributable to the improvement in the Non-Memory segment. In fiscal 2002, SunPower had no gross margin impact on business segment margins as we had not begun consolidating its results.
      Market segments — Small increases in gross margin percentage of our WIN/ WIT and Computation and Consumer segments were offset by small decreases in gross margin percentage of our WAN/ SAN market segment. Our gross margin improvement in fiscal 2003 compared to fiscal 2002 was primarily attributable to improvements in the Computation and Consumer segment.
Research and Development

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Revenues	$948,438	$836,756	$774,746
Research and development	$261,629	$251,432	$287,909
Research and development as a percentage of revenues	27.6%	30.0%	37.2%
      Research and development (“R&D”) expenditures in fiscal 2004 increased from fiscal 2003 primarily due to a $3.9 million increase in salaries and other compensation due to a moderate pay increase, and a $6.8 million increase in expenses related to SunPower consisting primarily of costs of test operations and facility expenses in the Philippines manufacturing site. SunPower began shipments of solar cell products in the fourth quarter of fiscal 2004, and prior to this period, expenses were primarily R&D and selling, general and administrative. The increase in R&D expenses was partially offset by $3.0 million in depreciation. R&D expenses in fiscal 2003 decreased from fiscal 2002 due to closing down of design centers, headcount reductions in existing locations and a reduction in non-cash deferred stock compensation. To keep pace with changing business conditions and with our customers’ needs, we have scaled back on some of our process and design engineering projects and refocused our attention on fewer projects that are critical to our success.
Selling, General and Administrative

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Revenues	$948,438	$836,756	$774,746
Selling, general and administrative	$141,799	$130,349	$151,689
Selling, general and administrative as a percentage of revenues	15.0%	15.6%	19.6%

      Selling, general and administrative (“SG&A”) expenses in fiscal 2004 increased from fiscal 2003 primarily due to an approximately $6.2 million increase in salaries and other compensation due to a moderate pay increase, a $2.9 million increase in professional fees primarily associated with new requirements under the Sarbanes-Oxley Act, a $2.1 million increase in sales commissions driven by increased revenues, a $2.0 million increase in travel expenses and a $2.0 million charge for a damage claim settlement. The increase in SG&A expenses was partially offset by a $7.8 million credit primarily associated with the release of the allowance for uncollectible accounts relating to outstanding loans to employees under the employee stock purchase assistance plan.
      SG&A expenses in fiscal 2003 decreased from fiscal 2002 primarily due to continuing cost cutting measures including our efforts to utilize tight control on outside services and discretionary spending, and a decrease in non-cash deferred compensation and contingent compensation charges related to our acquisitions of $3.4 million. SG&A also benefited in fiscal 2003 compared with fiscal 2002 due to an increase in our allowance for uncollectible accounts of $14.8 million in fiscal 2002 for loans outstanding to employees under our employee stock purchase assistance plan.
Amortization and Impairment of Intangible Assets
      The following table summarizes the components:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Amortization of intangible assets	$38,898	$37,716	$41,945
Impairment of intangible assets	—	—	20,303

Total amortization and impairment of intangible assets	$38,898	$37,716	$62,248

Amortization of Intangible Assets:
      Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging from 2 to 6 years.
Impairment of Intangible Assets:
      During the third quarter of fiscal 2002, SLM, a subsidiary of Cypress, continued to experience a severe economic downturn in the optical market in which SLM participates. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an impairment review on all of SLM’s intangible assets and recorded an impairment charge of $20.3 million related to purchased technology. No impairment existed in other intangible assets. The fair value of purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the intangible assets using a discount rate of 25%. The carrying amount of purchased technology was $25.5 million and the fair value was determined to be $5.2 million, resulting in an impairment loss of $20.3 million. We noted no impairment indicators related to our intangible assets in fiscal 2004 and 2003.
Impairment of Goodwill
      During the fourth quarter of fiscal 2002, as part of our annual impairment review of the carrying value of our goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a goodwill impairment charge of $14.4 million related to SLM. No impairment existed in goodwill associated with other reporting units. The fair value of goodwill associated with SLM was determined based on the income approach method, which estimated the fair value based on the future discounted cash flows using a discount rate of 20%. The carrying amount of goodwill was $14.4 million and the fair value was deemed to be zero, resulting in an impairment charge of $14.4 million.

      We performed our annual goodwill impairment assessment in the fourth quarters of fiscal 2004 and 2003 and determined that there was no impairment related to our goodwill.
In-Process Research and Development Charges
      In connection with our acquisitions, we identified in-process research and development projects in areas for which technological feasibility have not been established and no alternative future use existed. The in-process research and development charge of $15.6 million in fiscal 2004 was related to the acquisition of FillFactory and the $2.2 million charge in fiscal 2002 was related to our equity-method investment in SunPower.
      For the acquisition of FillFactory, in-process research and development projects include the development of new image sensors in FillFactory’s custom and standard product applications. Specifically, the custom products include industrial, automotive, medical and high-end photography, and the standard products include high-end photography, digital still cameras and wireless terminal cameras. In assessing the projects, we considered key characteristics of the technology as well as its future prospects, the rate of technology changes in the industry, product life cycles, and various projects’ stage of development. We allocated $15.6 million of the purchase price to the in-process research and development projects and wrote off the amount in the third quarter of fiscal 2004 as technology feasibility has not been established and no alternative future uses existed.
      The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using discount rates ranging from 28% to 50%, which was derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

	Estimated Stage	Total Estimated	Estimated
Projects	of Completion	Costs to Complete	Completion Dates

		(In thousands)
Industrial	54%	$6,495	05/02/2005
Digital still and wireless terminal cameras	11%	3,609	06/01/2005
Medical	46%	2,395	06/01/2005
Automotive	50%	971	01/01/2006
High-end photography	31%	659	04/28/2005
      To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of January 2, 2005, we have incurred total costs of approximately $10.7 million to date related to the in-process research and development projects and estimate that an additional investment of approximately $4.0 million will be required to complete the projects. We expect to complete the remaining projects within the timeframe as originally estimated.
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

Other Charges (Credits)
2003:
      During fiscal 1995, in connection with the construction of a facility, we entered into a tax abatement agreement with a development agency, which called for job creation and capital investment by us in return for a reduction in certain local taxes payable. We were not able to fulfill certain terms of the agreement. Accordingly, at the time it became probable that certain terms of the agreement would not be met, we recorded an accrual of $1.5 million, representing amounts payable under the agreement. We never received any claim for repayment from the development agency. At the end of fiscal 2003, we determined that given the passage of time, there was a remote likelihood that the development agency would seek reimbursement of the amounts payable. As a result, we reversed the accrual of $1.5 million and recorded the amount as a credit in the Consolidated Statement of Operations.
      During fiscal 1999, we decided to halt the construction of our facility and recorded an accrual of $2.0 million, representing primarily the cancellation penalties payable to suppliers. Subsequently, no claims were made against us by the suppliers. During fiscal 2003, we determined that the passage of time had made the likelihood of us being obligated to make these payments remote. As a result, we reversed the accrual of $2.0 million and recorded the amount as a credit in the Consolidated Statement of Operations.
2002:
      Other charges of $6.1 million were related to certain abandoned fixed assets.
Restructuring
      The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. As of January 2, 2005, we had two active restructuring plans — one initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”).
      We recorded initial restructuring charges under the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan based on assumptions that we deemed appropriate for the economic environment that existed at the time these estimates were made. As the semiconductor industry we operate in is subject to rapid change, cyclical patterns and high volatility, we have taken additional actions and made appropriate adjustments for property and equipment, leased facilities and personnel costs under both the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan. The restructuring actions were aimed to reduce our future operating expenses and improve our cash flows primarily as a result of reduced employee expenses and reduced depreciation due to the removal of equipment.
      As of December 28, 2003, both restructuring events have been substantially completed with reserves remaining only for restructured leased facilities and employee benefits. As of January 2, 2005, reserves remained for restructured leased facilities, which will decrease over time as we continue to make lease payments.
      See Note 11 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for a detailed discussion of the two restructuring events.

Other Income and Expense
      The following table summarizes the components of other income and expense:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Interest income	$11,115	$13,024	$23,117
Interest expense	(11,354)	(15,613)	(19,197)
Other income and (expense), net	(256)	8,384	(18,836)

Total interest income and expense and other	$(495)	$5,795	$(14,916)

Interest Income:
      Interest income consisted primarily of interest earned on cash equivalents, short-term investments and restricted investments. In addition, interest income included interest income related to our loans to employees under the employee stock purchase assistance plan. The decrease in interest income in fiscal 2004 compared with fiscal 2003 was primarily attributable to a decrease of $3.7 million in interest income related to our employee stock purchase assistance plan due to lower loan balances, partially offset by an $1.8 million increase in interest income due to an increase in average cash and investment balances. The decrease in interest income in fiscal 2003 compared with fiscal 2002 was primarily due to lower loan balances related to our employee stock purchase assistance plan, coupled with lower average cash and investment balances and lower interest rates.
Interest Expense:
      Interest expense was primarily associated with our convertible subordinated notes. The decrease in interest expense in fiscal 2004 compared with fiscal 2003 was primarily attributable to a decrease of approximately $8.2 million in interest expense associated with our 3.75% convertible subordinated notes (“3.75% Notes”) and 4.0% convertible subordinated notes (“4.0% Notes”). We redeemed a portion of our 3.75% Notes and all of our 4.0% Notes in June and July 2003, resulting in a decrease in interest expense in fiscal 2004 compared with fiscal 2003. The decrease in interest expense associated with our 3.75% Notes and 4.0% Notes in fiscal 2004 was partially offset by an increase of approximately $3.8 million in interest expense associated with our 1.25% convertible subordinated notes (“1.25% Notes”). We issued our 1.25% Notes in June 2003.
      During the fourth quarter of fiscal 2004, we redeemed all of the outstanding 3.75% Notes. There was no gain or loss upon redemption.
      Interest expense decreased in fiscal 2003 compared with fiscal 2002 primarily due to the redemption of our 3.75% Notes and 4.0% Notes in June and July 2003, partially offset by additional interest expense associated with our 1.25% Notes issued in June 2003.

Other Income and (Expense), Net:
      The following table summarizes the components of other income and (expenses), net:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Amortization of bond issuance costs	$(4,071)	$(3,686)	$(2,834)
Equity in net income (loss) of partnership investment	1,424	1,540	(844)
Gain (loss) on repurchase of convertible subordinated notes	—	(7,524)	5,946
Gain on sale of investment in NVE Corporation	—	17,126	—
Investment impairment and other charges	(1,123)	(1,792)	(18,992)
Foreign exchange gains, net	1,122	473	915
Gain (loss) on investments held in trust for employee elected deferred compensation	1,218	1,912	(1,905)
Minority interest	144	1,045	—
Other	1,030	(710)	(1,122)

Total other income and (expense), net	$(256)	$8,384	$(18,836)

      Other expense, net for fiscal 2004 consisted primarily of amortization of deferred financing costs and impairment charges related to certain development stage companies, offset by our equity earnings in a partnership investment and foreign exchange gains. Other income, net for fiscal 2003 consisted primarily of our gain on the sale of an investment in NVE Corporation, offset by our loss on the repurchase of our 4.0% Notes and 3.75% Notes and amortization of deferred financing costs. Other expense, net for fiscal 2002 consisted primarily of write-downs of investments in certain development stage companies and the amortization of deferred financing costs. These expenses were partially offset by gains recognized on the repurchase of our 3.75% Notes.
      During fiscal 2003, we sold our investment in NVE Corporation, a publicly-traded company, and recognized total gains of $17.1 million from the transactions. The sales consisted of 0.7 million shares of NVE Corporation’s common stock in the open market. The fair market value of the investment was based on the market prices of NVE Corporation’s common stock on the dates of sales, ranging from $31.5 to $34.7 per share. Gains on the sales were determined as the difference between the total proceeds of $23.3 million less the carrying value of our investment of $6.2 million.
      As of January 2, 2005, we held warrants to purchase 400,000 shares of NVE Corporation’s common stock at $15.00 per share, which do not allow for net exercise. If we exercise the warrants, we will not be allowed to sell the underlying shares in a public market transaction for 12 months. The warrants will expire in April 2005 if not exercised.
      Investment impairment and other charges for fiscal 2002 were primarily attributable to the $18.1 million write-downs of our investments in privately-held development stage companies. Our ability to recover our investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are ultimately accepted, as well as their ability to obtain venture capital funding to continue operations. We periodically review our investments for impairment and in the event the carrying value of an investment exceeds its fair value and the decline is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. This impairment analysis includes assessment of each investee’s financial condition, the business prospects for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing, and the impact of any relevant contractual equity preferences held by us or other investors.
      During the periods from fiscal 1999 to 2001, we made investments in several privately-held development stage companies whose valuations subsequently proved to be high. As the equity markets continued to decline significantly, these development stage companies were either unable to raise additional funding and therefore forced to cease operations, or were able to obtain additional funding but at a valuation lower than the carrying amount of our investments. As the carrying amount of these investments exceeded their fair value and we determined that the decline in values was other-than-temporary, we recorded impairment charges of $18.1 million, which represented the total amount of the write-downs to the fair value of our remaining investment in each respective investee. For those investees who ceased operations, the fair value of our investment was zero, and for those investees who have obtained additional funding at a lower valuation than the carrying amount of our investments, the fair value was based on the new share price of the additional funding.
Benefit from (Provision for) Income Taxes
      A tax benefit of $26.6 million was recognized in fiscal 2004, compared to tax expense of $2.8 million in fiscal 2003 and tax expense of $2.8 million in fiscal 2002. The tax benefit in fiscal 2004 was primarily attributable to a release of $29.9 million of previously accrued taxes as discussed below, offset by foreign income taxes in certain jurisdictions. The expense in fiscal 2003 and 2002 was largely attributable to foreign income taxes in certain jurisdictions. No tax benefit was recognized in fiscal 2003 and 2002 for the future tax benefit of operating losses, as management believed it was more likely than not that the benefit would not be realized. Our effective tax rate varies from the U.S. statutory rate primarily due to our assessment of the utilization of loss carryovers and earnings of foreign subsidiaries taxed at different rates. The net deferred tax assets of $194.7 million at January 2, 2005 were fully reserved due to uncertainty of realization in accordance with SFAS No. 109, “Accounting for Income Taxes.”
      The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the many countries in which we and our affiliates do business.
      We and our affiliates file tax returns in each jurisdiction in which we are registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which we file tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, we are no longer eligible to file claims for refund for any tax that we may have overpaid.
      During the third quarter of fiscal 2004, the statute of limitations expired for several tax jurisdictions. The expiration of the statute of limitations led to management’s assessment that the previously accrued income taxes were no longer necessary. Accordingly, during the third quarter of fiscal 2004, we recorded a benefit of $29.9 million for the reversal of previously accrued income taxes.
Liquidity and Capital Resources
      The following table summarizes our cash and investments, working capital and long-term debt:

	As of

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Cash, cash equivalents and short-term investments	$244,897	$198,617	$127,937
Restricted cash	62,743	62,814	62,380
Long-term investments(1)	—	118,437	16,574
Working capital	330,270	307,716	314,187
Long-term debt (excluding current portion)	606,724	615,724	468,900

(1)	We had available-for-sale investments classified as long-term investments in fiscal 2003 and prior years. As of the end of fiscal 2004, we classified all available-for-sale investments as cash equivalents or short-term investments as they are intended for use in current operations.

Key Components of Cash Flow:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Net cash flow generated from operating activities	$155,793	$99,152	$23,474
Net cash flow used for investing activities	(207,826)	(119,948)	(19,949)
Net cash flow generated from (used for) financing activities	(33,372)	91,923	(32,627)

Net increase (decrease) in cash and cash equivalents	$(85,405)	$71,127	$(29,102)

      During fiscal 2004, cash generated from operations was $155.8 million, compared with $99.2 million in fiscal 2003. This $56.6 million increase was primarily due to net income generated in fiscal 2004 compared with a net loss in fiscal 2003, adjusted for certain non-cash items and changes in operating assets and liabilities.
      In fiscal 2004, purchases of investments, net of sales and maturities, used cash of $13.2 million, acquisition of property, plant, and equipment used an additional $132.3 million in cash, and we spent a total of $89.9 million in our acquisitions, net of cash received, of both Cascade and FillFactory. These uses of cash were partially offset by the collection of loans from employees under the stock purchase assistance plan of $28.4 million.
      During fiscal 2004, we used $68.7 million to redeem the remaining 3.75% Notes. This was partially offset by $36.4 million from the issuance of shares upon exercise of stock options by employees.
      During fiscal 2003, cash generated from operations was $99.2 million, compared with $23.5 million in fiscal 2002. This $75.7 million increase was primarily due to a smaller net loss in fiscal 2003, adjusted for certain non-cash items and changes in operating assets and liabilities. Cash generated from operations included an increase in working capital of $51.0 million. Inventory reductions due to increased sales were more than offset by a significant increase in accounts receivable and a significant decrease in accounts payable.
      Purchases of investments, net of sales and maturities, used cash of $101.1 million in fiscal 2003, as we made additional investments due to our improved cash position. Acquisition of property, plant, and equipment used an additional $78.5 million in cash. These reductions in cash were partially offset by an increase from sale of our investment in NVE Corporation of $23.4 million and the collection of loans from employees under the stock purchase assistance plan of $29.9 million.
      During fiscal 2003, we issued $600.0 million in aggregate principal amount of our 1.25% Notes. Of the proceeds received, we used $400.2 million to retire all of our 4.0% Notes and a portion of our 3.75% Notes, $98.5 million to repurchase 9.3 million shares of our common stock, $18.5 million for debt issuance costs and $49.3 million to purchase a call spread option on our common stock to mitigate the potential dilution of the 1.25% Notes.
      During fiscal 2002, cash generated from operations was $23.5 million, which resulted from our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Cash generated from operations included an increase in working capital of $33.3 million. With continued weak sales, manufacturing capacity was reduced to avoid additional inventory builds. Accounts payable declined as we significantly slowed purchases of capital equipment in the latter part of fiscal 2002. These changes were partially offset by a decline in net accounts receivable commensurate with the change in revenues.
      Net of purchases, sales and maturities of investments generated $143.5 million in cash in fiscal 2002, as we liquidated investments to fund capital expenditures and business acquisitions. This was offset by the acquisition of $158.5 million in property, plant and equipment and $24.8 million in investments in other companies.

      In fiscal 2002, the issuance of common shares upon exercise of stock options by employees, net of repurchases, generated $20.0 million while the purchase of our 3.75% Notes consumed $48.8 million.
Liquidity:
      Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending January 1, 2006. Our expected significant investment and financing cash outlays for fiscal 2005 includes capital expenditures of approximately $145 million for investment in our product development and technology initiatives. The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes in the open market or in privately negotiated transactions at anytime. The actual total amount of common shares that can be repurchased is limited to $15.0 million and is subject to cash flow restrictions.
      We have $600.0 million of aggregate principal amount in the 1.25% Notes that are due in June 2008. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of January 2, 2005, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.
      During the fourth quarter of fiscal 2004, we called for redemption all of our outstanding 3.75% Notes at total costs of $69.8 million, which included outstanding principal of $68.7 million and accrued interest of $1.1 million.
      In conjunction with our 1.25% Notes offering, we purchased a call spread option on 32.0 million of our common shares expiring in July 2004 for $49.3 million in cash. The call spread option was designed to mitigate stock dilution from conversion of the 1.25% Notes. The call spread option was restructured in May 2004 into a single contract of two equal parts maturing on August 16 and September 30, 2004. As of each of the maturity dates, the call spread option was out of the money and expired. The expiration of the call spread option had no impact on our cash balances or statement of operations in fiscal 2004.
      On June 27, 2003, we entered into a synthetic operating lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at January 2, 2005, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for these leases. As of January 2, 2005, the amount of restricted cash was $62.7 million, which was classified as a non-current asset in the Consolidated Balance Sheets.
      In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of January 2, 2005, $4.0 million was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respects to tangible net worth and a quick ratio. As of January 2, 2005, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and secured by the common stock of certain of our subsidiaries. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.
      At January 2005, we had long-term loan agreements primarily with two lenders with an aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three- to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants. As of January 2, 2005, the aggregate principal outstanding was $13.9 million and we were in compliance with the covenants.

      On August 4, 2004, we completed the acquisition of 100% of the outstanding capital stock of FillFactory. We acquired FillFactory for a total cash consideration of $91.7 million, net of cash received.
      Several of our acquisitions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue project milestones. As of January 2, 2005, total contingent compensation that could be paid in cash under our acquisition agreements assuming all contingencies are met was $8.6 million.
Capital Resources and Financial Condition:
      Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, at the end of fiscal 2004, in addition to the $66.6 million in cash and cash equivalents, we had $178.3 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $244.9 million. We had an additional $62.7 million of restricted cash related to our synthetic lease for a total cash, investment and restricted cash position of $307.6 million. As of January 2, 2005, we had outstanding $600 million in principal amount of our 1.25% Notes. We also maintain the ability to issue an aggregate of approximately $112.5 million in debt, equity and other securities under a shelf registration statement we filed with the Securities and Exchange Commission in fiscal 2000.
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
Contractual Obligations:
      The following table summarizes the fixed payments related to certain contractual obligations:

	Payments Due by Periods

		Less Than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In thousands)
Debt:
Convertible subordinated notes
1.25% Notes — principal	$599,998	$—	$—	$599,998	$—
1.25% Notes — interest	26,250	7,500	15,000	3,750	—
Other — principal	17,924	11,234	6,690	—	—
Other — interest	1,030	672	358	—	—
Operating leases:
Synthetic lease	8,292	1,968	4,884	1,440	—
Other	30,056	11,038	10,749	5,832	2,437
Purchase obligations(1)	48,603	44,174	4,429	—	—
Customer advances(2)	6,151	6,151	—	—	—

Total contractual obligations	$738,304	$82,737	$42,110	$611,020	$2,437

(1)	Purchase obligations represent principally our open purchase orders for services, software, manufacturing equipment and facilities. Purchase orders for raw materials and other similar goods and services are not included. For purposes of this table, purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. Our purchase orders for raw materials and other similar goods and services are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other similar goods and services specifying minimum quantities or set prices that exceed our expected requirements for three months. Blanket purchase orders are also excluded because they generally represent authorizations to purchase rather than binding agreements. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

(2)	Customer advances were related to a financing and supply agreement and certain custom design contracts.
Off-Balance Sheet Arrangements:

Synthetic Lease
      On June 27, 2003, we entered into a synthetic operating lease agreement for manufacturing and office facilities located in Minnesota and California. The synthetic lease enables us to lease rather than acquire the facilities. This results in improved cash flow through lower lease payments compared to expending much more cash in a direct acquisition of the properties. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is in June 2008. If we had exercised our right to purchase all the properties subject to the synthetic lease at January 2, 2005, we would have been required to make a payment and record assets totaling $62.7 million (the “Termination Value”). If we had exercised our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).
      We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. During fiscal 2004, we performed the analysis and recorded a loss contingency of approximately $1.8 million in other long-term liabilities on the Consolidated Balance Sheet relating to the potential decline in the fair value of the facilities in California. The loss accrual was determined by management with the assistance of a market analysis performed by an independent appraisal firm.
      The synthetic lease agreements require periodic payments that vary based on the LIBOR rate, plus a spread. The total amount of such payments (which reflect payments under the existing synthetic lease and prior synthetic leases which have been terminated) were $1.3 million, $1.7 million and $2.2 million in fiscal 2004, 2003 and 2002, respectively.
      We are required to maintain restricted cash or investments to serve as collateral for this lease. As of January 2, 2005, the amount of restricted cash recorded was $62.7 million and was classified in other assets on the Consolidated Balance Sheet. As of January 2, 2005, we were in compliance with the financial covenants.

Options
      As of January 2, 2005, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in stockholders’ equity in the Consolidated Balance Sheets (see Note 18 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form  10-K). We entered into the equity options as part of our 2001 stock repurchase program. Depending upon our common stock price at the maturity date of the equity options, we either take delivery of our common stock resulting in a reduction to our outstanding common stock or receive cash resulting in a return on the cash expended.
      In conjunction with the issuance of the 1.25% Notes, we purchased a call spread option on our common stock (the “Call Spread Option”) maturing on July 15, 2004 for $49.3 million in cash. The Call Spread Option has been accounted for as an equity transaction in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Call Spread Option covered 32.0 million shares of our common stock. The Call Spread Option was designed to mitigate dilution from conversion of the 1.25% Notes. The Call Spread Option was restructured in May 2004 into a single contract of two equal parts maturing on August 16, 2004 and September 30, 2004, respectively. As of each of the maturity dates, the Call Spread Option was out of the money and expired. The expiration of the Call Spread Option had no impact on our cash balances or operating results.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and the results of our operations are based upon our Consolidated Financial Statements included in this Annual Report on Form 10-K and the data used to prepare them. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, product returns, allowances for doubtful accounts receivable and employee loans, inventories, valuation of long-lived assets including intangibles, goodwill impairments, investment impairments, restructuring charges, litigation and settlement costs, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our Consolidated Financial Statements.
Revenue Recognition:
      We generate revenue by selling products to original equipment manufacturers and distributors. Our policy is to recognize revenue from sales to customers when titles and the rights and risks of ownership have passed to the customer, persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable, and customer acceptance and collection of the resulting receivable is reasonably assured.
      We offer price protection and similar rights to certain U.S.-based distributors. In addition, we provide limited stock rotation rights to these distributors. Given the uncertainties associated with the levels of returns and other price protection credits to these distributors, revenues and costs relating to the distributor sales are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notifications from the distributors that they have resold the products. Our method of deferral is based on certain assumptions. Reserves are provided for estimated returns relating to rights of return and other credits for price protection. If actual results differ from our estimates, operating results could be adversely affected.
      Sales to certain other primarily non-U.S. based distributors carry no price adjustments or rights of return. We have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of sale. We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. In that regard, management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions within the semiconductor industry. At January 2, 2005 and December 28, 2003, our reserves for sales returns were $2.7 million and $2.4 million, respectively.
      Our principal post-shipment obligations to our customers are: (1) rights to limited stock rotation to our U.S.-based distributors as discussed above, and (2) quality-related issues for which a warranty reserve is provided by us. In addition, we provide a volume-pricing discount to certain contract manufacturers, which is recorded as a reduction in revenue. Such volume discounts have not been significant historically.
Allowance for Doubtful Accounts and Employee Loans:
      We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $0.9 million as of both January 2, 2005 and December 28, 2003.
      As of January 2, 2005 and December 28, 2003, we had outstanding loans, consisting of principal and cumulative accrued interest, of $54.1 million and $80.5 million, respectively, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. As of January 2, 2005 and December 28, 2003, we had an allowance for uncollectible accounts against these accounts of $8.5 million and $16.2 million, respectively. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. As of January 2, 2005 and December 28, 2003, the carrying value of the loans exceeded the underlying common stock collateral by $28.2 million and $6.4 million, respectively. If the underlying assumptions supporting our reserve requirements, including the value of our stock price, change, future operating results could be adversely affected.
Valuation of Inventory:
      We write down our inventory for “lower of cost or market” reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device and/or when individual parts have been in inventory for greater than six months. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Our inventories represent high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs. Conversely, if demand grows for items that have been fully reserved, our future margins may be higher.
Valuation of Long-Lived Assets:
      Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. In addition, we have recorded intangible assets with finite lives related to our acquisitions.
      We evaluate our long-lived assets, including property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. We recorded $20.3 million of impairment charges related to certain intangible assets in fiscal 2002 and no impairment charges in fiscal 2004 and 2003. If there is a significant decrease in our business in the future, we may be required to record impairment charges in the future.
Goodwill Impairment:
      We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill, we made estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we made certain judgments about allocating shared assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also considered our market capitalization on the dates of our impairment tests in determining the fair value of the respective businesses.
      In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective in the beginning of fiscal 2002, we completed the required transitional analysis in the first quarter of fiscal 2002 with no impairment charge required. In addition, as required by SFAS No. 142, we performed our annual goodwill impairment test and determined that no goodwill impairment existed for fiscal 2004 and 2003, and recorded goodwill impairment charges of $14.4 million for fiscal 2002. However, changes in these estimates, including projected cash flows of our market capitalization, could cause one or more of the businesses to be valued differently, which could result in a future impairment of our remaining goodwill.
Investments in Privately-Held Companies:
      As of January 2, 2005, the carrying value of our portfolio of strategic investments in non-marketable equity securities (privately-held companies) totaled $8.8 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are ultimately accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained.
      Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, for example, when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairments of non-marketable equity investments of $1.1 million in fiscal 2004, $1.8 million in fiscal 2003 and $18.1 million in fiscal 2002.

Restructuring Expenses:
      We currently have two active restructuring plans — one initiated in the third quarter of fiscal 2001 and the other initiated in the fourth quarter of fiscal 2002. In addition, we have announced a restructuring plan in the first quarter of fiscal 2005. These plans were designed to reduce costs and expenses in order to return the company to profitability. In connection with these plans, we have recorded, and will record, estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Litigation and Settlement Costs:
      From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation is probable, and we can reasonably estimate the loss associated with such litigation, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.
Accounting for Income Taxes:
      Our global operations involve manufacturing, research and development and selling activities. Profit from non-U.S. activities are subject to local country taxes but are not subject to U.S. tax until repatriated to the U.S. It is our intention to permanently reinvest these earnings outside the U.S. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.
      The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We are currently studying the impact of the one-time favorable foreign dividend provision and intend to complete the analysis by the end of fiscal 2005. Accordingly, we have not adjusted our income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings we may make.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) beginning the third quarter of fiscal 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. The adoption of SFAS No. 123(R)’s fair value method will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in fiscal 2004, 2003 and 2002, respectively.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating SFAS No. 153 and do not expect the adoption will have a material impact on our consolidated statements of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We are currently evaluating SFAS No. 151 and do not expect the adoption will have a material impact on our results of operations or financial condition.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ended after June 15, 2005. We will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest and Foreign Currency Exchange Rates
      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
      The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed nature of our debt obligations.
      The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily Euro and Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow and balance sheet hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. During fiscal 2004, we entered into a series of Euro forward contracts to hedge expected cash flow from one of our subsidiaries. The total notional amount of the contracts was $34.0 million. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in approximately a $3.4 million loss on these contracts.
      All of the potential changes noted above were based on sensitivity analyses performed on our balances as of January 2, 2005.
Equity Options
      At January 2, 2005, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which was classified in stockholders’ equity in the Consolidated Balance Sheets. The contracts require physical settlement and the expiration date will be April 2005. Upon expiration of the options, if our stock price is above the threshold price of $21.0 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21.0 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended. During fiscal 2004 and 2003, we received total premiums of $1.8 million and $0.7 million, respectively, upon extensions of the contracts. The amounts were recorded as a credit to additional paid-in capital in the Consolidated Balance Sheets.
      In conjunction with the issuance of our 1.25% convertible subordinated notes (“1.25% Notes”) in June 2003, we purchased a call spread option (the Call Spread “Option”) on 32.0 million of our common shares expiring in July 2004 for $49.3 million. The Call Spread Option was designed to mitigate stock dilution from conversion of the 1.25% Notes. The Call Spread Option was restructured in May 2004 into a single contract of two equal parts maturing on August 16 and September 30, 2004. As of each of the maturity dates, the Call Spread Option was out of the money and expired. The expiration of the Call Spread Option had no impact on our cash balances or operating results in fiscal 2004.
Investments in Privately-Held Companies
      We have invested in several privately-held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of January 2, 2005, the carrying value of our investments in development stage companies was $8.8 million.
      As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.

      The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges of $1.1 million in fiscal 2004, $1.8 million in fiscal 2003 and $18.1 million in fiscal 2002, as we deemed the decline in values was other-than-temporary.
      Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations and we may in the future incur additional impairments to our equity investments in privately-held companies.
Stock Purchase Assistance Plan
      At the end of fiscal 2004, other current assets included $54.1 million of principal and cumulative accrued interest relating to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the chief executive officer and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of January 2, 2005, we had an allowance for uncollectible accounts against these loans of $8.5 million. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. As of January 2, 2005, the carrying value of the loans exceeded the underlying common stock collateral by $28.2 million.
      In the first quarter of fiscal 2004, we instituted a program directed at minimizing losses as a result of our common stock price fluctuations. Under this program, either a limit sale order or a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee’s break-even point. If the common stock price reaches the sale limit order or declines to the stop loss price, the common stock purchased by the employee under the plan will be automatically sold and the proceeds utilized to repay the employee’s outstanding loan to us.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
	2005	2003

	(In thousands, except per-
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,619	$152,024
Short-term investments	178,278	46,593

Total cash, cash equivalents and short-term investments	244,897	198,617
Accounts receivable, net	107,288	121,756
Inventories	99,709	72,085
Other current assets	111,986	134,125

Total current assets	563,880	526,583

Property, plant and equipment, net	444,651	442,887
Goodwill	382,284	322,208
Intangible assets	64,719	53,275
Long-term investments	—	118,437
Other assets	117,460	112,295

Total assets	$1,572,994	$1,575,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,624	$60,601
Accrued compensation and employee benefits	42,750	39,704
Other current liabilities	75,295	87,594
Deferred income on sales to distributors	33,426	28,292
Income taxes payable	3,515	2,676

Total current liabilities	233,610	218,867

Convertible subordinated notes	599,998	668,652
Deferred income taxes and other tax liabilities	68,477	101,254
Other long-term liabilities	10,551	17,724

Total liabilities	912,636	1,006,497

Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,157 and 139,164 shares issued; 128,493 and 120,483 shares outstanding at January 2, 2005 and December 28, 2003, respectively	1,421	1,391
Additional paid-in-capital	1,149,267	1,115,684
Deferred stock compensation	(1,989)	(5,950)
Accumulated other comprehensive income (loss)	(2,124)	1,393
Accumulated deficit	(306,312)	(260,723)

	840,263	851,795
Less: shares of common stock held in treasury, at cost; 13,664 and 18,681 shares at January 2, 2005 and December 28, 2003, respectively	(179,905)	(282,607)

Total stockholders’ equity	660,358	569,188

Total liabilities and stockholders’ equity	$1,572,994	$1,575,685

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands, except per-share amounts)
Revenues	$948,438	$836,756	$774,746
Costs and expenses:
Cost of revenues	492,058	435,749	443,365
Research and development	261,629	251,432	287,909
Selling, general and administrative	141,799	130,349	151,689
Restructuring	(164)	(6,685)	38,251
Amortization and impairment of intangible assets	38,898	37,716	62,248
Impairment of goodwill	—	—	14,409
In-process research and development charges	15,600	—	2,166
Other charges (credits)	—	(3,501)	6,053

Total costs and expenses	949,820	845,060	1,006,090

Operating loss	(1,382)	(8,304)	(231,344)
Interest income	11,115	13,024	23,117
Interest expense	(11,354)	(15,613)	(19,197)
Other income and (expense), net	(256)	8,384	(18,836)

Loss before income taxes	(1,877)	(2,509)	(246,260)
Benefit from (provision for) income taxes	26,575	(2,822)	(2,838)

Net income (loss)	$24,698	$(5,331)	$(249,098)

Net income (loss) per share:
Basic	$0.20	$(0.04)	$(2.02)
Diluted	$0.17	$(0.04)	$(2.02)
Weighted-average common shares outstanding:
Basic	124,580	121,509	123,112
Diluted	134,592	121,509	123,112
The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Retained
	Common Stock		Additional			Comprehensive	Earnings/	Total
			Paid-In	Deferred Stock	Treasury	Income	(Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	(Loss)	Deficit)	Equity

	(In thousands)
Balances at December 30, 2001	121,495	$1,391	$1,162,642	$(53,141)	$(349,046)	$2,722	$103,860	$868,428
Comprehensive loss:
Net loss	—	—	—	—	—	—	(249,098)	(249,098)
Net unrealized loss on available for sale investments, net of tax	—	—	—	—	—	(1,689)	—	(1,689)
Net unrealized gain on derivatives, net of tax	—	—	—	—	—	1,343	—	1,343

Total comprehensive loss	—	—	—	—	—	—	—	(249,444)

Issuance of common stock and provision for deferred stock-based compensation in relation to acquisition	112	—	6,271	(6,606)	—	—	—	(335)
Repurchase of common stock under stock put program	(250)	—	—	—	(4,925)	—	—	(4,925)
Re-issuance of treasury shares and issuance of common stock under employee stock plans and other	2,386	—	3,537	—	32,372	—	(10,678)	25,231
Amortization of deferred stock-based compensation	—	—	(2,007)	34,464	—	—	—	32,457
Repayment from stockholders for notes receivable	—	—	439	—	—	—	—	439
Premiums received from issuance of put options	—	—	198	—	—	—	—	198
Structured purchase of options, net	—	—	1,574	—	—	—	—	1,574

Balances at December 29, 2002	123,743	1,391	1,172,654	(25,283)	(321,599)	2,376	(155,916)	673,623
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,331)	(5,331)
Net unrealized loss on available for sale investments, net of tax	—	—	—	—	—	(698)	—	(698)
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(285)	—	(285)

Total comprehensive loss	—	—	—	—	—	—	—	(6,314)

Repurchase of common stock	(9,300)	—	—	—	(98,903)	—	—	(98,903)
Cash paid for call-spread option	—	—	(49,300)	—	—	—	—	(49,300)
Re-issuance of treasury shares and issuance of common stock under employee stock plans and other	6,040	—	1,283	—	137,895	—	(99,476)	39,702
Amortization of deferred stock-based compensation	—	—	(9,159)	19,333	—	—	—	10,174
Issuance to stockholders for notes receivable	—	—	(445)	—	—	—	—	(445)
Structured purchase of options, net	—	—	651	—	—	—	—	651

Balances at December 28, 2003	120,483	1,391	1,115,684	(5,950)	(282,607)	1,393	(260,723)	569,188
Comprehensive income:
Net income	—	—	—	—	—	—	24,698	24,698
Net unrealized loss on available for sale investments, net of tax	—	—	—	—	—	(828)	—	(828)
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,689)	—	(2,689)

Total comprehensive income	—	—	—	—	—	—	—	21,181

Issuance of common stock in relation to acquisitions	2,995	30	32,192	—	—	—	—	32,222
Re-issuance of treasury shares and issuance of common stock under employee stock plans and other	5,155	1	4,009	—	102,702	—	(70,287)	36,425
Retirement of shares in relation to acquisition	(140)	(1)	(2,741)	—	—	—	—	(2,742)
Amortization of deferred stock-based compensation	—	—	(1,667)	3,961	—	—	—	2,294
Structured purchase of options, net	—	—	1,790	—	—	—	—	1,790

Balances at January 2, 2005	128,493	$1,421	$1,149,267	$(1,989)	$(179,905)	$(2,124)	$(306,312)	$660,358

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Cash flow from operating activities:
Net income (loss)	$24,698	$(5,331)	$(249,098)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	173,038	169,054	178,296
Amortization of deferred stock-based compensation	2,294	10,174	32,457
Impairment of goodwill and other intangible assets	—	—	34,712
Impairment of investments	1,123	1,792	18,100
Impairment related to synthetic lease guarantee	1,825	—	—
In-process research and development charges	15,600	—	2,666
Gain on sale of investment in NVE Corp.	—	(17,126)	—
Loss on sales/ write-offs of property, plant and equipment, net	1,259	492	495
Employee stock purchase assistance plan (“SPAP”) interest	(2,013)	(3,874)	(5,231)
Increase (decrease) in SPAP allowance	(7,752)	257	14,798
Loss on early retirement of debt	—	3,864	754
Equity in losses of SunPower	—	—	1,159
Changes on foreign currency derivatives	(93)	954	(368)
Restructuring charges (credits)	(407)	(8,485)	20,335
Stock received for manufacturing services	(5,000)	—	—
Deferred income taxes and other tax liabilities	(32,128)	(296)	3,408
Other adjustments	(1,509)	(1,317)	4,281
Changes in assets and liabilities, net of affects of acquisitions:
Accounts receivable, net	24,775	(30,526)	12,525
Inventories, net	(23,192)	20,636	(19,453)
Other assets	(4,306)	6,874	7,107
Accounts payable, accrued and other liabilities	(16,968)	(54,058)	(37,224)
Deferred income on sales to distributors	5,133	4,684	3,763
Income taxes payable	(584)	1,384	(8)

Net cash flow generated from operating activities	155,793	99,152	23,474

Cash flow from investing activities:
Purchases of investments	(117,668)	(173,199)	(54,317)
Sales or maturities of investments	104,465	72,113	197,777
Acquisition of property, plant and equipment	(132,280)	(78,450)	(158,532)
Cash (paid) refunded for acquisitions, net of cash acquired	(89,931)	1,247	(582)
Sale (purchase) of investment in NVE Corp.	—	23,354	(8,319)
Other investments	(884)	(1,537)	(16,513)
Collection of SPAP loans from employees	28,437	29,942	17,017
Proceeds from sale of equipment	35	6,582	3,520

Net cash flow used for investing activities	(207,826)	(119,948)	(19,949)

Cash flow from financing activities:
Proceeds from borrowings	4,000	24,678	—
Repayment of borrowings	(7,144)	(8,729)	—
Proceeds for issuance of convertible debt	—	600,000	—
Debt issuance costs	—	(18,450)	—
Retirement of convertible debt	(68,443)	(400,248)	(48,824)
Repurchase of common shares	—	(98,903)	(4,925)
Issuance of common shares	36,425	39,702	24,896
Purchase of call spread on common stock	—	(49,300)	—
(Issuance) repayment of notes to/from stockholders, net	—	(445)	439
Premiums received from put options	—	—	198
Structured purchase of options, net	1,790	651	1,574
Other liabilities, including minority interest	—	2,967	(5,985)

Net cash flow generated from (used for) financing activities	(33,372)	91,923	(32,627)

Net increase (decrease) in cash and cash equivalents	(85,405)	71,127	(29,102)
Cash and cash equivalents, beginning of year	152,024	80,897	109,999

Cash and cash equivalents, end of year	$66,619	$152,024	$80,897

Supplemental disclosures:
Cash paid (received) during the year for:
Interest	$12,580	$22,227	$21,877
Income taxes	$2,645	$2,110	$(7,993)
Non-cash items:
Common stock issued for acquisitions	$32,222	$—	$2,300
Retirement of shares for acquisition	$2,742	$—	$—
Stock received for manufacturing services	$5,000	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
      Cypress Semiconductor Corporation (“Cypress” or the “Company”) designs, develops, manufactures and markets a broad line of high-performance digital and mixed-signal integrated circuits for a broad range of markets including networking, wireless infrastructure and handsets, computation, consumer, automotive, and industrial. In addition, the Company designs and manufactures high-performance silicon solar cells. The Company has four product divisions and four subsidiaries, organized into three reportable business segments: Memory, Non-Memory and SunPower. In addition, in order to enhance focus on the communications market and our end customers, the Company reports information by the following market segments: Wide Area Networks and Storage Area Networks (“WAN/ SAN”), Wireless Infrastructure and Wireless Terminal (“WIN/ WIT”), Computation and Consumer, and Cypress Subsidiaries. See Note 22 for a detailed discussion on segment information.
      The Company’s operations outside of the U.S. include its manufacturing facility, assembly and test plant and regional headquarters in the Philippines, and several sales offices and design centers located in various parts of the world.
Financial Statement Preparation
      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and all of its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.
Fiscal Years
      The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal 2004 ended on January 2, 2005 and included 53 weeks. Fiscal 2003 and 2002 ended on December 28, 2003 and December 29, 2002, respectively, and each included 52 weeks. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year.
Management Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements primarily include reserves for inventory, reserves for deferred income, reserves for price adjustment on sales to distributors, sales return reserves, restructuring charges, allowances for doubtful accounts, asset impairments, reserves for loans under the shareholder-approved 2001 employee stock purchase assistance plan, certain accrued liabilities, income taxes and tax valuation allowances. Actual results could differ from those estimates.
Reclassifications
      Certain prior-year amounts have been reclassified to conform to current-year presentations.
Fair Value of Financial Instruments
      For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt and equity securities and foreign

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currency derivative financial instruments are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics.
Cash and Cash Equivalents
      Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.
Investments
      All of the Company’s investments in debt securities are classified as available-for-sale. Available-for-sale securities with maturities greater than twelve months are classified as short term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of accumulated other comprehensive income (loss). The Company also has other minority equity investments in privately-held companies. These investments are included in other assets on the Consolidated Balance Sheets and are generally carried at cost. The Company monitors these investments for impairment periodically and records appropriate reductions in carrying values when declines are deemed to be other-than-temporary.
Inventories
      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device or when slow-moving parts have not been sold for more than six months. Inventory reserves are not relieved until the related inventory has been sold or scrapped.
Goodwill and Purchased Intangibles
      Effective fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill and purchased intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging from 2 to 6 years and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Property, Plant and Equipment
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

Useful Lives

(In years)
Equipment	3 to 7
Buildings and leasehold improvements	5 to 20
Furniture and fixtures	5 to 7

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-Lived Assets
      The Company evaluates its long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.
Revenue Recognition
      The Company generates revenues by selling products to original equipment manufacturers and distributors. The Company’s policy is to recognize revenues from sales to customers when titles and the rights and risks of ownership have passed to the customers, persuasive evidence of arrangements exist, products have been delivered, prices are fixed and determinable, and collection of the resulting receivables is reasonably assured. Customers do not have post-delivery product acceptance rights. The Company’s policies related to post-shipment obligations, rebates and other dealer/distributor incentives, and price protection or similar rights are as follows:

•	Post-shipment obligations — the Company’s principal obligations are: (i) rights to limited stock rotation to U.S.-based distributors for which revenues and related cost of sales are deferred as discussed below, and (ii) quality-related issues for which a warranty reserve is provided by the Company.

•	Rebates and other dealer/distributor incentives — the Company provides a volume-pricing discount to certain contract manufactures, which is recorded as a reduction in revenue. These volume discounts have not historically been significant.

•	Price protection or similar rights — the Company offers price protection and similar rights to certain U.S.-based distributors. In addition, the Company provides limited stock rotation rights to these distributors. Given the uncertainties associated with the levels of returns and price adjustments and similar credits granted to these distributors, revenues and related costs of sales are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notifications from the distributors that they have resold the products.
Shipping and Handling Costs
      Cypress records costs related to shipping and handling in cost of sales.
Advertising Costs
      Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $3.6 million, $3.7 million and $6.1 million for fiscal 2004, 2003 and 2002, respectively.
Net Income (Loss) Per Share
      Basic net income (loss) per share and diluted net loss per share are computed using the weighted-average common shares outstanding. Diluted net income per share is computed using the weighted-average common

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Dilutive securities include stock options and convertible debt.
Translation of Foreign Currencies
      The Company uses the U.S. dollar as its functional currency for all foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for income items related to non-monetary assets and liabilities, such as depreciation, that are translated using historical exchange rates. The resulting translation gains and losses are included in other income and (expense), net in the Consolidated Statements of Operations.
Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk are primarily investments in debt and equity securities and trade accounts receivable. The Company’s investment policy requires cash investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer.
      The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. Arrow Electronics, a distributor, accounted for approximately 13% and 14% of total accounts receivable at January 2, 2005 and December 28, 2003, respectively. No individual customer accounted for greater than 10% of total accounts receivable at December 29, 2002.
      Sales to distributors accounted for 50% of our total revenues in fiscal 2004, compared with 48% in fiscal 2003 and 46% in fiscal 2002.
      Sales to Arrow Electronics accounted for approximately 15% of total revenues in fiscal 2004. No individual customer accounted for greater than 10% of total revenues in fiscal 2003. Sales to Motorola accounted for approximately 10% of total revenues in fiscal 2002.
Accounting for Stock-Based Compensation
      The Company has a number of stock-based employee compensation plans and accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretation. In certain instances, the Company reflects stock-based employee compensation cost in net income (loss). If there is any compensation under APB No. 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The following table illustrates the effect on net income (loss) and related per-share amounts if the

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee awards:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands, except per-share amounts)
Net income (loss) — as reported	$24,698	$(5,331)	$(249,098)
Add: Total stock-based employee compensation expense reported in net income (loss), net of related tax effects	2,294	10,174	32,457
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87,572)	(62,590)	(130,953)

Net loss — pro forma	$(60,580)	$(57,747)	$(347,594)

Net income (loss) per share:
Basic — as reported	$0.20	$(0.04)	$(2.02)
Diluted — as reported	$0.17	$(0.04)	$(2.02)
Basic — pro forma	$(0.49)	$(0.48)	$(2.82)
Diluted — pro forma	$(0.50)	$(0.48)	$(2.82)
Shares used in per-share calculation:
Basic — as reported	124,580	121,509	123,112
Diluted — as reported	134,592	121,509	123,112
Basic — pro forma	124,580	121,509	123,112
Diluted — pro forma	124,800	121,509	123,112
Income Taxes
      The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
      The Company is currently studying the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004, and intends to complete the analysis by the end of fiscal 2005. As of January 2, 2005, and based on the tax laws in effect at that time, it was the Company’s intention to continue to indefinitely reinvest its undistributed foreign earnings and accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.
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

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend provision and intends to complete the analysis by the end of fiscal 2005. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) in the third quarter of fiscal 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. The Company is currently evaluating which method to adopt. The adoption of SFAS No. 123(R)’s fair value method will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in fiscal 2004, 2003 and 2002, respectively.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating SFAS No. 153 and does not expect the adoption will have a material impact on its results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition,

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The Company is currently evaluating SFAS No. 151 and does not expect the adoption will have a material impact on its results of operations or financial condition.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ended after June 15, 2005. The Company will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.
Note 2 — SunPower Corporation (“SunPower”)
      During the first quarter of fiscal 2003, the Company gained effective control over SunPower, a company specializing in high-performance silicon solar cell technology. As a result, effective the beginning of fiscal 2003, the Company consolidated the results of SunPower, which had previously been accounted for under the equity method in fiscal 2002 due to the existence of substantive participating rights of the minority shareholders.
      The total purchase price of $8.8 million paid for the Company’s investment in SunPower was allocated to the estimated fair value of assets and liabilities as of the date of acquisition. The following table summarizes the allocation:

(In thousands)
Net tangible assets	$4,846
In-process research and development	2,166
Purchased technology	1,082
Other assets	400
Deferred tax liability	(524)
Minority interest	(2,083)
Goodwill	2,883

Total purchase consideration	$8,770

      Minority interest in the net losses of SunPower of zero and $1.0 million was included in other income and (expense), net for fiscal 2004 and 2003, respectively. The minority shareholders’ investment in SunPower, which was included in other long-term liabilities, had been reduced to zero at the end of the second quarter of fiscal 2003. Losses attributable to the minority shareholders subsequent to the second quarter of fiscal 2003 were borne solely by the Company.
      The Company and its chief executive officer owned preferred stock of SunPower, which was convertible into SunPower’s common stock. During the second quarter of fiscal 2004, the Company entered into a reorganization agreement with SunPower to purchase all of the outstanding shares of SunPower’s common stock in exchange for shares of the Company’s common stock. Holders of SunPower’s preferred stock, including the Company and its chief executive officer, were entitled to participate in this arrangement by converting their preferred stock into common stock. As of the end of the third quarter of fiscal 2004, the Company and its chief executive officer owned approximately 56% and 6%, respectively, of SunPower on an as-converted basis.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Consideration:
      On November 9, 2004, the Company completed the acquisition of all of the outstanding minority interest of SunPower. Except for the Company, all SunPower’s preferred holders, including the Company’s chief executive officer, converted their shares into SunPower’s common stock. Pursuant to the terms of the acquisition, each outstanding share of SunPower’s common stock was exchanged for 0.17 share of the Company’s common stock. The exchange resulted in the issuance of 2.5 million shares of the Company’s common stock valued at $24.7 million. The value was derived using an average closing price of the Company’s common stock of $9.71. SunPower is a reportable business segment.
      As a result of the acquisition, the Company’s chief executive officer converted his preferred shares into approximately 1,383,000 shares of SunPower’s common stock, which was then exchanged for 235,000 shares of the Company’s common stock.
      The following table summarizes the purchase consideration:

(In thousands)
Value of common stock issued	$24,662
Acquisition costs	550
Less: Conversion of SunPower’s debt to equity	(2,025)

Total purchase consideration	$23,187

      The allocation of the purchase consideration was as follows:

(In thousands)
Acquired identifiable intangible assets:
Purchased technology	$17,311
Patents	3,811
Trademarks	1,603
Distribution agreement	427
Other	35

Total purchase consideration	$23,187

Acquired Identifiable Intangible Assets:
      The fair value attributed to purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the technology using discount rates of 20% and 27%. The fair value of purchased technology is being amortized over 3 to 6 years on a straight-line basis.
      The fair value of patents was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 4% and a discount rate of 27%. The fair value of patents is being amortized over 6 years on a straight-line basis.
      The fair value of trademarks was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 0.5% and a discount rate of 27%. The fair value of trademarks is being amortized over 6 years on a straight-line basis.
      The fair value attributed to distribution agreement was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement using a discount rate of 25%. The fair value of the distribution agreement is being amortized over 2 years on a straight-line basis.

In-Process Research and Development:
      No in-process research and development projects existed as of the acquisition date. The A-300 solar cell project was considered purchased technology because the technology has been validated, and the manufacturing process was being completed to ramp up volume production in fiscal 2005. Furthermore, no development work had begun yet on the next generation solar cell.

Pro Forma Financial Information:
      Pro forma results of operations have not been presented because the historical results of operations of SunPower have been consolidated into the Company’s results effective the beginning of fiscal 2003.
Note 3 — Business Combinations
      The Company completed three acquisitions in fiscal 2004 and one in fiscal 2002. No acquisitions were made during fiscal 2003. Details of the acquisitions are provided below.
2004 Acquisitions
SunPower:
      Refer to Note 2 above.
FillFactory N.V. (“FillFactory”):
      On August 4, 2004, the Company completed the acquisition of FillFactory, a company based in Belgium specializing in active pixel complimentary metal oxide semiconductor (“CMOS”) image sensor technology. The fair value of assets acquired and liabilities assumed were recorded in the Company’s consolidated balance sheet as of August 4, 2004, the effective date of the acquisition, and the results of operations were included in the Company’s consolidated results of operations subsequent to August 4, 2004. There were no significant differences between the accounting policies of the Company and FillFactory. FillFactory is part of the Company’s Memory business segment and impacts various market segments.

Purchase Consideration:
      Under the terms of the acquisition, the Company acquired 100% of the outstanding capital stock of FillFactory in exchange for an aggregate of $100.0 million in cash. The following table summarizes the total purchase consideration:

(In thousands)
Cash	$100,000
Acquisition costs	1,353

Total purchase consideration	$101,353

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Acquired Identifiable Intangible Assets:
      The fair value attributed to purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the technology using a discount rate of 20%. The fair value of purchased technology is being amortized over 4 years on a straight-line basis.
      The fair value of patents was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 5% and a discount rate of 40%. The fair value of patents is being amortized over 4 years on a straight-line basis.
      The fair value attributed to customer contracts was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the contracts using discount rates of 17% to 23%. The fair value of customer contracts is being amortized over 4 years on a straight-line basis.
      The fair value attributed to trademarks was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 0.5% and a discount rate of 28%. The fair value of trademarks is being amortized over 4 years on a straight-line basis.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-Process Research and Development:
      The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects include the development of new image sensors in FillFactory’s custom and standard product applications. Specifically, the custom products include industrial, automotive, medical and high-end photography, and the standard products include high-end photography, digital still cameras and wireless terminal cameras. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development. The Company allocated $15.6 million of the purchase price to the in-process research and development projects and wrote off the amount in the third quarter of fiscal 2004.
      The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using discount rates ranging from 28% to 50%, which was derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

	Estimated Stage	Total Estimated	Estimated
Projects	of Completion	Costs to Complete	Completion Dates

		(In thousands)
Industrial	54%	$6,495	05/02/2005
Digital still and wireless terminal cameras	11%	3,609	06/01/2005
Medical	46%	2,395	06/01/2005
Automotive	50%	971	01/01/2006
High-end photography	31%	659	04/28/2005

Goodwill:
      FillFactory offers a variety of high-performance custom and standard products for some of the industry’s most advanced digital photography, high-speed imaging, machine vision and automotive applications. Through this acquisition, the Company’s goals are to increase its sales into the cellular phone markets and to augment its penetration of additional market segments, including digital still cameras and automotive sensors. These factors primarily contributed to a purchase price which resulted in goodwill. In accordance with SFAS No. 142, goodwill is not amortized but will be tested for impairment at least annually. Goodwill from the FillFactory acquisition is not expected to be deductible for tax purposes.

Pro Forma Financial Information:
      The following unaudited pro forma financial information presents the combined results of operations of the Company and FillFactory as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future consolidated results of operations or financial condition of the Company. Pro forma results were as follows:

	Year Ended

	January 2,	December 28,
	2005	2003

	(In thousands, except per
	share amounts)
Revenues	$963,737	$856,427
Net income (loss)	$21,751	$(11,753)
Basic net income (loss) per share	$0.17	$(0.10)
Diluted net income (loss) per share	$0.15	$(0.10)
Cascade Semiconductor Corporation (“Cascade”):
      On January 6, 2004, the Company acquired 100% of the outstanding common and preferred stock of Cascade, a company specializing in one-transistor pseudo static random access memory products for wireless applications, including mobile phones. Cascade is part of the Company’s Memory business segment and Wireless Terminals market segment.
      The fair value of assets acquired and liabilities assumed were included in the Company’s consolidated balance sheet as of January 6, 2004, and the results of operations were included in the Company’s consolidated results of operations subsequent to January 6, 2004. There were no significant differences between the accounting policies of the Company and Cascade.

Purchase Consideration:
      Purchase consideration of $9.6 million consisted of: (1) 290,000 shares of common stock valued at $6.0 million issued upon closing, and (2) an additional $3.0 million in share consideration to former stockholders as a result of the achievement of the milestone in the first quarter of fiscal 2004, of which 164,000 shares of common stock valued at $1.5 million were issued in the fourth quarter of fiscal 2004 and 147,000 shares of common stock valued at $1.5 million were issued in the first quarter of fiscal 2005. In addition, purchase consideration included $0.6 million in acquisition and related expenses.
      The allocation of the purchase consideration was as follows:

(In thousands)
Current assets	$7,960
Current liabilities	(4,719)

Net tangible assets acquired	3,241
Acquired identifiable intangible assets:
Purchased technology	6,289
Non-compete agreements	65

Total purchase consideration	$9,595

Contingent Consideration:
      In addition to the purchase consideration, the terms of the acquisition also included contingent consideration of approximately $9.4 million representing contingent payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007. Where the contingency is based on milestone achievements and employment conditions, no

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment-vesting period. Employment-only contingent consideration is recognized over the employment-vesting period. During fiscal 2004, the Company recorded total charges of $4.8 million related to the achievement of revenue milestones and vesting of employment service periods. The $4.8 million charge consisted of the following: (1) 155,000 shares valued at $1.6 million (issued in the fourth quarter of fiscal 2004) and 145,000 shares valued at $1.6 million (issued in the first quarter of fiscal 2005), and (2) an additional $1.6 million to be paid in cash or shares at the Company’s option. As of January 2, 2005, $3.2 million of the charge was accrued in accrued compensation and employee benefits in the Consolidated Balance Sheet.

Acquired Identifiable Intangible Assets:
      The fair value attributed to purchased technology and non-compete agreements was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the intangible assets using a discount rate of 20%. The fair value of purchased technology and non-compete agreements is being amortized over 2 years on a straight-line basis.

Pro Forma Financial Information:
      Pro forma results of operations have not been presented because the historical results of operations of Cascade were not material to the Company’s consolidated results of operations.
2002 Acquisition
Sahasra Networks, Inc. (“Sahasra”)
      On February 28, 2002, the Company acquired 100% of the outstanding capital stock of Sahasra, a company specializing in the software-based method of making large-entry, next generation network search engines, for $3.2 million in cash and the Company’s common stock. Sahasra is part of the Non-memory business segment and the WAN/ SAN market segment. The acquisition resulted in identifiable intangible assets of $2.7 million and a charge for in-process research and development of $0.5 million. There were no significant differences between the accounting policies of the Company and Sahasra.
      The agreement with Sahasra included provisions for additional contingent cash payments to employees and third parties of up to $2.3 million through December 2005 based on the amount of revenues generated by certain products in future periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid. Cash payments to employees for achievement of revenue targets require that payees remain employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods. No payments have been recorded in any periods presented as achievement of product revenue targets have not been met.
      In addition, the agreement included provisions for the contingent issuance to employees of up to 259,000 shares of the Company’s common stock based on the achievement of certain product development milestones. Issuance of shares to employees upon successful completion of product milestones requires that payees remained employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods. During fiscal 2004, 2003 and 2002, the Company recorded charges in research and development expenses of $0.2 million, $1.8 million and $0.7 million, respectively, related to the achievement of product milestones, of which $2.0 million were accrued as of January 2, 2005. During fiscal 2004, the Company issued 42,000 shares valued at $0.7 million.
      Pro forma results of operations have not been presented because the historical results of operations of Sahasra were not material to Cypress’s consolidated results of operations.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Goodwill and Purchased Intangible Assets
Goodwill
      SFAS No. 142 requires the Company to perform an impairment test annually and in interim periods if certain events or circumstances occur indicating that the carrying value of goodwill may be impaired. The impairment test is a two-step process. The Company performed its annual goodwill impairment assessment in the fourth quarters of fiscal 2004, 2003 and 2002. There were no impairment charges recorded in fiscal 2004 and 2003. An impairment charge related to goodwill was recorded in fiscal 2002 (see Note 9).
      The following table presents the changes in the carrying amount of goodwill allocated to the reportable segments:

	Memory	Non-Memory	SunPower	Total

	(In thousands)
Balance at December 29, 2002	$—	$321,669	$—	$321,669
Goodwill acquired	—	—	2,883	2,883
Other adjustment	—	(2,344)	—	(2,344)

Balance at December 28, 2003	—	319,325	2,883	322,208
Goodwill acquired	63,167	—	—	63,167
Other adjustment	—	(3,091)	—	(3,091)

Balance at January 2, 2005	$63,167	$316,234	$2,883	$382,284

      Goodwill acquired of $63.2 million in fiscal 2004 was related to FillFactory (see Note 3). The other adjustment of $3.1 million in fiscal 2004 resulted from the subsequent cancellation of shares previously issued under the terms of the agreement for one of the Company’s acquisitions.
      Goodwill acquired of $2.9 million in fiscal 2003 was related to SunPower (see Note 2). The other adjustment of $2.3 million in fiscal 2003 represented other miscellaneous adjustments to goodwill primarily as a result of the Company’s prior acquisition escrow closings.
Purchased Intangible Assets
      The following table presents details of the Company’s total purchased intangible assets with finite lives:

		Accumulated
As of January 2, 2005	Gross	Amortization	Net

	(In thousands)
Purchased technology	$221,856	$(178,748)	$43,108
Non-compete agreements	18,715	(18,596)	119
Patents, customer contracts, licenses and trademarks	27,318	(7,156)	20,162
Other	5,062	(3,732)	1,330

Total purchased intangible assets	$272,951	$(208,232)	$64,719

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accumulated
As of December 28, 2003	Gross	Amortization	Net

	(In thousands)
Purchased technology	$192,656	$(148,234)	$44,422
Non-compete agreements	18,650	(14,436)	4,214
Patents, customer contracts, licenses and trademarks	6,704	(3,788)	2,916
Other	4,600	(2,877)	1,723

Total purchased intangible assets	$222,610	$(169,335)	$53,275

      Amortization expense of purchased intangible assets was $38.9 million, $37.7 million and $41.9 million for fiscal 2004, 2003 and 2002, respectively.
      The estimated future amortization expense of purchased intangible assets as of January 2, 2005 was as follows:

(In thousands)
Fiscal year:
2005	$25,922
2006	13,403
2007	10,868
2008	7,821
2009	4,802
2010 and thereafter	1,903

Total	$64,719

Note 5 — Financial Instruments
Available-For-Sale Investments
      Available-for-sale securities were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair Market
As of January 2, 2005	Cost	Gains	Losses	Value

	(In thousands)
Cash equivalents:
Federal agency notes	$4,121	$1	$(17)	$4,105
Money market funds	44,673	—	—	44,673
Certificate of deposits	7,048	—	—	7,048
Corporate notes/bonds	2,503	—	—	2,503

Total cash equivalents	$58,345	$1	$(17)	$58,329

Short-term investments:
Corporate notes/bonds	$104,695	$20	$(839)	$103,876
Federal agency notes	68,286	19	(411)	67,894
Auction rate securities	6,508	—	—	6,508

Total short-term investments	$179,489	$39	$(1,250)	$178,278

Total available-for-sale securities	$237,834	$40	$(1,267)	$236,607

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Fair Market
December 28, 2003	Cost	Gains	Losses	Value

	(In thousands)
Cash equivalents:
Commercial paper	$18,995	$—	$—	$18,995
Federal agency notes	20,095	—	(2)	20,093
Money market funds	105,267	—	—	105,267
Corporate notes/bonds	3,996	—	—	3,996

Total cash equivalents	$148,353	$—	$(2)	$148,351

Short-term investments:
Corporate notes/bonds	$12,708	$37	$(13)	$12,732
Federal agency notes	2,175	2	—	2,177
Auction rate securities	31,684	—	—	31,684

Total short-term investments	$46,567	$39	$(13)	$46,593

Long-term marketable securities:
Corporate notes/bonds	$66,096	$196	$(112)	$66,180
Federal agency notes	47,415	91	(45)	47,461

Total long-term marketable securities(1)	$113,511	$287	$(157)	$113,641

Total available-for-sale securities	$308,431	$326	$(172)	$308,585

(1)	Long-term investments of $118.4 million in the Consolidated Balance Sheet as of December 28, 2003 included long-term marketable securities of $113.6 million in the table above and $4.8 million of limited liability partnership investments as discussed below.
      Prior to fiscal 2004, the Company had classified auction rate securities as cash equivalents on the Consolidated Balance Sheets. In fiscal 2004, the Company has classified all auction rate securities as short-term investments. To conform to the current year presentation, the Company has reclassified $31.7 million of auction rate securities from cash equivalents to short-term investments for fiscal 2003. There was no impact on the Consolidated Statements of Operations as a result of the reclassification for fiscal 2003 and 2002. The impact on the Consolidated Statements of Cash Flows was an increase of $25.4 million and $6.3 million in cash used in investing activities for fiscal 2003 and 2002, respectively.
      Prior to fiscal 2004, the Company had classified a portion of its available-for-sale securities as long-term investments. As of the end of fiscal 2004, the Company has classified all available-for-sale securities as either cash equivalents or short-term investments as the investments are intended to be available for use in current operations.
      As of January 2, 2005, contractual maturities of the Company’s investments were as follows:

		Fair Market
	Cost	Value

	(In thousands)
Maturing in less than 1 year	$77,965	$77,602
Maturing in 2 to 3 years	92,397	91,564
Maturing in more than 3 years	9,127	9,112

Total	$179,489	$178,278

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Proceeds from sales and maturities of available-for-sale securities were $104.5 million, $72.1 million and $197.8 million for fiscal 2004, 2003 and 2002, respectively. Realized gains were zero, $0.6 million and $1.8 million for fiscal 2004, 2003 and 2002, respectively.
Limited Liability Partnership Investments
      During the fourth quarter of fiscal 2004, the Company sold its ownership interest in two limited liability partnership investments for $6.2 million. The proceeds were classified as receivables in other current assets in the Consolidated Balance Sheet as of January 2, 2005.
      The Company was a limited partner in the two partnerships and as such, did not participate in the management or control of the partnerships. The partnerships invest primarily in securities traded on a national securities exchange and the general partner in the partnership controls the operating and financial policies of the partnership. The partnerships account for those investments using mark-to-market accounting in accordance with generally accepted accounting principles. The Company’s investments in the partnerships were not significant to its operations and economically represented investments primarily in equity securities by the Company.
      At December 28, 2003, the Company’s investments in each of the partnerships represented an ownership interest of approximately 9.5% and 13.2% and amounted to $4.8 million in total. While the Company’s investment percentage in the partnerships was not significant, generally accepted accounting principles require that the Company account for the investment using the equity method of accounting when the investment represents more than 3% of the partnerships, regardless of the limited partner influence over the partnerships’ operating and financial policies. The Company classified the investments of $4.8 million in the partnerships in long-term investments in the Consolidated Balance Sheet as of December 28, 2003.
Note 6 — Development Stage Companies
Investments
      The Company has invested in several privately-held companies, all of which can be considered in the startup or development stages. As of January 2, 2005 and December 28, 2003, the carrying values of these investments were $8.8 million and $4.3 million, respectively, and were included in other assets in the Consolidated Balance Sheets.
      As the Company’s equity investments do not permit the Company to exert significant influence or control over the entity in which the Company is investing, these amounts represent the cost of the investments, less any adjustments the Company makes when it determines that an investment’s net realizable value is less than its carrying cost.
      The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, the Company recorded impairment charges of $1.1 million in fiscal 2004, $1.8 million in fiscal 2003 and $18.3 million in fiscal 2002, as the Company determined that the decline in values was other-than-temporary (see Note 16).

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Transactions
      During fiscal 2001, the Company entered into an agreement with a development stage company to provide certain manufacturing services in exchange for cash payment. The amount is recognized as revenues in the period earned. During fiscal 2002 and fiscal 2003, the Company recognized revenues of $7.7 million and $5.0 million, respectively. During fiscal 2004, the Company elected to receive preferred stock of the development stage company instead of cash for each of the four quarters and recognized $5.0 million in revenues. The preferred stock was valued based on: (1) a valuation prepared by the Company and reviewed by an independent valuation firm in the first and second quarters, and (2) the value of cash investments by outside investors in the third and fourth quarters.
Note 7 — Balance Sheet Components
Accounts Receivable, Net

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Accounts receivable, gross	$110,883	$125,065
Allowance for doubtful accounts and customer returns	(3,595)	(3,309)

Total accounts receivable, net	$107,288	$121,756

Inventories

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Raw materials	$8,048	$3,007
Work-in-process	63,888	43,669
Finished goods	27,773	25,409

Total inventories	$99,709	$72,085

Other Current Assets

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Employee stock purchase assistance plan, net	$45,639	$64,311
Deferred tax assets	29,702	35,109
Prepaid expenses	18,410	22,818
Other	18,235	11,887

Total other current assets	$111,986	$134,125

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment, Net

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Land	$16,967	$17,613
Equipment	1,130,877	1,034,218
Buildings and leasehold improvements	214,488	201,381
Furniture and fixtures	11,148	11,077

Total property, plant and equipment, gross	1,373,480	1,264,289
Accumulated depreciation and amortization	(928,829)	(821,402)

Total property, plant and equipment, net	$444,651	$442,887

Other Assets

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Restricted cash	$62,743	$62,814
Key employee deferred compensation plan	22,000	18,700
Other	32,717	30,781

Total other assets	$117,460	$112,295

Other Current Liabilities

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Customer advances	$6,151	$25,081
Accrued interest payable	462	1,783
Sales representative commissions	4,210	4,786
Accrued royalties	2,618	3,426
Current portion of long-term debt	7,234	7,017
Key employee deferred compensation plan	25,547	23,828
Other	29,073	21,673

Total other current liabilities	$75,295	$87,594

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Income Taxes and Other Tax Liabilities

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Deferred income taxes	$33,514	$35,109
Non-current tax liabilities	34,963	66,145

Total deferred income taxes and other tax liabilities	$68,477	$101,254

Note 8 — Amortization and Impairment of Intangible Assets
      The following table summarizes the components:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Amortization of intangible assets	$38,898	$37,716	$41,945
Impairment of intangible assets	—	—	20,303

Total amortization and impairment of intangible assets	$38,898	$37,716	$62,248

Amortization of Intangible Assets:
      Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging primarily from 2 to 6 years (see Note 4).
Impairment of Intangible Assets:
      During the third quarter of fiscal 2002, Silicon Light Machines (“SLM”), a subsidiary of the Company, continued to experience a severe economic downturn in the optical market in which SLM participates. In accordance with SFAS No. 144, the Company performed an impairment review on all of SLM’s intangible assets and recorded an impairment charge of $20.3 million related to purchased technology. No impairment existed in other intangible assets related to SLM. The fair value of purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the intangible assets using a discount rate of 25%. The carrying amount of purchased technology was $25.5 million and the fair value was determined to be $5.2 million, resulting in an impairment loss of $20.3 million.
      The Company noted no impairment indicators related to its intangible assets in fiscal 2004 and 2003.
Note 9 — Impairment of Goodwill
      During the fourth quarter of fiscal 2002, as part of the Company’s annual impairment review of the carrying value of its goodwill under SFAS No. 142, the Company recorded a goodwill impairment charge of $14.4 million related to SLM. No impairment existed in goodwill associated with other reporting units. The fair value of goodwill associated with SLM was determined based on the income approach method, which estimated the fair value based on the future discounted cash flows using a discount rate of 20%. The carrying amount of goodwill was $14.4 million and the fair value was deemed to be zero, resulting in an impairment charge of $14.4 million. Goodwill related to SLM was part of the Non-Memory segment.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Other Charges (Credits)
2003:
      During fiscal 1995, in connection with the construction of a facility, the Company entered into a tax abatement agreement with a development agency, which called for job creation and capital investment by the Company in return for a reduction in certain local taxes payable. The Company was not able to fulfill certain terms of the agreement. Accordingly, at the time it became probable that certain terms of the agreement would not be met, the Company recorded an accrual of $1.5 million, representing amounts payable under the agreement. The Company never received any claim for repayment from the development agency. At the end of fiscal 2003, the Company determined that given the passage of time, there was a remote likelihood that the development agency would seek reimbursement of the amounts payable. As a result, the Company reversed the accrual of $1.5 million and recorded the amount as a credit in the Consolidated Statement of Operations.
      During fiscal 1999, the Company decided to halt the construction of its facility and recorded an accrual of $2.0 million, representing primarily the cancellation penalties payable to suppliers. Subsequently, no claims were made against the Company by the suppliers. During fiscal 2003, the Company determined that the passage of time had made the likelihood of it being obligated to make these payments remote. As a result, the Company reversed the accrual of $2.0 million and recorded the amount as a credit in the Consolidated Statement of Operations.
2002:
      Other charges of $6.1 million were related to certain abandoned fixed assets.
Note 11 — Restructuring
Overview
      The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. As of January 2, 2005, the Company had two active restructuring plans — one initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”).
      The Company recorded initial restructuring charges under the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan based on assumptions that it deemed appropriate for the economic environment that existed at the time these estimates were made. As the semiconductor industry the Company operates in is subject to rapid change, cyclical patterns and high volatility, the Company has taken additional actions and made appropriate adjustments for property and equipment, leased facilities and personnel costs under both the Fiscal 2001 Restructuring Plan and the Fiscal 2002 Restructuring Plan.
      Following is a detailed discussion of the two restructuring plans:
Fiscal 2002 Restructuring Plan
      On October 17, 2002, the Company implemented the Fiscal 2002 Restructuring Plan that included the reorganization of the Company’s manufacturing facilities and the reduction of operating expenses, including research and development and selling, general and administrative, due to the continued softness in demand. The actions were aimed to reduce the Company’s cost structure, including a reduction in workforce, closure of sales offices and design centers, and removal of excess equipment from service due to the reduction of wafer

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fabrication capacity. The following table summarizes the restructuring reserve activities since the inception of the Fiscal 2002 Restructuring Plan:

	Property &	Leased
	Equipment(1)	Facilities	Personnel	Total

	(In thousands)
Initial provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash charges	(50)	(524)	(5,276)	(5,850)

Balance at December 29, 2002	35,870	687	2,872	39,429
Provision (benefit)	(494)	565	4,920	4,991
Non-cash charges	(30,868)	114	—	(30,754)
Cash charges	(849)	(238)	(7,238)	(8,325)
Assets placed back into service	(3,659)	—	—	(3,659)

Balance at December 28, 2003	—	1,128	554	1,682
Provision (benefit)	—	297	(203)	94
Non-cash charges	—	22	—	22
Cash charges	—	(357)	(351)	(708)

Balance at January 2, 2005	$—	$1,090	$—	$1,090

(1)	These amounts were netted against property and equipment in the Consolidated Balance Sheets.
     As of December 28, 2003, the Fiscal 2002 Restructuring Plan has been substantially completed with reserves remaining only for restructured leased facilities and employee benefits. As of January 2, 2005, reserves remained for leased facilities, which will decrease over time as the Company continues to make lease payments.
Property and Equipment:
      The Company and the semiconductor industry experienced robust growth in 2000 and such growth had been projected to continue in 2001 and beyond. Consequently, the Company invested heavily in growing the production capacity to meet the projected expanded growth. When it became evident that the industry was experiencing a decline instead of growing, the Company took the restructuring actions in the fourth quarter of fiscal 2002, including a decision to sell the excess equipment. The decision to sell the excess capacity was based on the Company’s belief that by the time industry rebounds, the excess equipment would be obsolete due to constant technological innovations taking place in the industry.
      The Company recorded initial charges of $36.0 million related to property and equipment that were removed from operations and reclassified as assets held for sale. These assets included primarily production equipment. The assets were purchased based on industry forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used, as there was no indication of impairment. The charges for assets held for sale were recorded as a contra account netted against property and equipment in the Consolidated Balance Sheets, and not as a liability within the restructuring reserves. This contra account was an adjustment made to reflect the property and equipment at a new cost basis.
      During fiscal 2003, the Company recorded an adjustment of $3.7 million related to placing back into service assets that had previously been recorded as assets held for sale (see discussion below). In addition,

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during the fiscal 2003, the Company recorded an adjustment of $0.5 million associated with the release of excess reserve.
      As of the end of fiscal 2004, all property and equipment had been disposed of, scrapped or placed back into service.
Leased Facilities:
      The Company recorded initial restructuring charges totaling $1.2 million primarily related to leased sales offices and design centers in Europe and the United States. The Company estimated the costs of exiting such leases based on the contractual terms of the agreements and real estate market condition. During fiscal 2003, the Company recorded a provision of $0.6 million primarily related to an additional closure of a design center in the United Kingdom. During fiscal 2004, the Company recorded a provision of $0.3 million primarily due to changes in real estate market condition resulting in an increase to the accrual.
      As of January 2, 2005, amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.
Personnel:
      The Company accrued initial restructuring charges totaling $8.2 million primarily related to severance and benefits associated with the reduction of global workforce. During fiscal 2003, the Company recorded a provision of $4.9 million primarily related to severance and benefits associated with the additional reduction of global workforce. During fiscal 2004, the Company recorded a benefit of $0.2 million to the accrual balance as the actual payments for such charges were lower than originally estimated. In aggregate, the Company terminated a total of 507 employees, of which 229 employees were engaged in manufacturing, 184 employees in research and development, and 94 employees in selling general and administrative functions. Geographically, the terminations included 464 employees located in the U.S., 25 employees in the Philippines, and 18 in other countries.
      As of the end of fiscal 2004, all liabilities related to severance and benefits have been paid.
Fiscal 2001 Restructuring Plan
      On July 16, 2001, the Company implemented the Fiscal 2001 Restructuring Plan that involved the re-organization of its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which the Company operates. The intended effect of the plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas, including a reduction in workforce, closure of offices, and removal of excess equipment from service due to the reduction of wafer fabrication capacity.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the restructuring reserve activities since the inception of the Fiscal 2001 Restructuring Plan:

	Property &	Leased
	Equipment(1)	Facilities	Personnel	Total

	(In thousands)
Initial provision	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(7,269)	—	(9,056)	(16,325)
Cash charges	(1,619)	(213)	(4,243)	(6,075)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Provision (benefit)	3,378	2,761	4,145	10,284
Non-cash charges	(30,198)	—	(924)	(31,122)
Cash charges	(1,201)	(1,962)	(3,972)	(7,135)
Assets placed back into service	(22,762)	—	—	(22,762)

Balance at December 29, 2002	53,679	4,665	634	58,978
Provision (benefit)	(8,404)	645	—	(7,759)
Non-cash charges	(42,071)	—	21	(42,050)
Cash charges	(1,640)	(2,564)	(655)	(4,859)
Assets placed back into service	(1,564)	—	—	(1,564)

Balance at December 28, 2003	—	2,746	—	2,746
Cash charges	—	(1,332)	—	(1,332)

Balance at January 2, 2005	$—	$1,414	$—	$1,414

(1)	These amounts were netted against property and equipment in the Consolidated Balance Sheets.
     As of December 28, 2003, the Fiscal 2001 Restructuring Plan has been substantially completed with reserves remaining only for restructured leased facilities. As of January 2, 2005, reserves remained for leased facilities, which will decrease over time as the Company continues to make lease payments.
Property and Equipment:
      The Company and the semiconductor industry experienced robust growth in 2000 and such growth had been projected to continue in 2001 and beyond. Consequently, the Company invested heavily in growing the production capacity to meet the projected expanded growth. When it became evident that the industry was experiencing a decline instead of growing, the Company took the restructuring actions in the fourth quarter of fiscal 2001, including a decision to sell the excess equipment. The decision to sell the excess capacity was based on the Company’s belief that by the time industry rebounds, the excess equipment would be obsolete due to constant technological innovations taking place in the industry.
      The Company recorded initial charges of $113.4 million related to property and equipment that were removed from operations and reclassified as assets held for sale, and subsequently, during fiscal 2002, the Company identified additional property and equipment to be removed from operations and recorded a provision of $3.4 million. These assets included primarily production equipment. The assets were purchased based on industry forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used, as there was no indication of impairment. The charges for assets held for sale were recorded as a contra account netted against property and equipment in the Consolidated Balance Sheets, and not as a liability

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
within the restructuring reserves. This contra account was an adjustment made to reflect the property and equipment at a new cost basis.
      During fiscal 2002 and 2003, the Company recorded adjustments of $22.8 million and $1.6 million, respectively, related to placing back into service assets that had previously been recorded as assets held for sale (see discussion below). In addition, the Company recorded an adjustment of $8.4 million associated with the release of excess reserve.
      As of the end of fiscal 2004, all property and equipment had been disposed of, scrapped or placed back into service.
Leased Facilities:
      The Company recorded initial restructuring charges totaling $4.1 million primarily related to leases assumed from acquisitions. The Company estimated the costs of exiting such leases based on the contractual terms of the agreements and real estate market condition. During fiscal 2002, the Company recorded a provision of $2.8 million primarily related to additional closures of domestic sales offices and an additional lease assumed from an acquisition. During fiscal 2003, the Company recorded a provision of $0.6 million primarily due to changes in real estate market condition resulting in an increase to the accrual.
      As of January 2, 2005, amounts related to the lease expense will be paid over the respective lease terms through fiscal 2006.
Personnel:
      The Company accrued initial restructuring charges totaling $14.7 million primarily related to severance and benefits associated with the reduction of global workforce. During fiscal 2002, the Company recorded a provision of $4.8 million primarily related to severance and benefits associated with the additional reduction of global workforce, partially offset by a $0.7 million adjustment to the accrual as the actual payments were lower than originally estimated. In aggregate, the Company terminated a total of 851 employees, of which 680 employees were engaged in manufacturing, 76 employees in research and development, and 95 employees in selling general and administrative functions. Geographically, the terminations included 369 employees located in the U.S., 453 employees in the Philippines, and 29 in other countries.
      As of the end of fiscal 2004, all liabilities related to severance and benefits have been paid.
Assets Placed Back in Service
      As discussed in both the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan, the Company and the semiconductor industry experienced robust growth in 2000 and such growth had been projected to continue in 2001 and beyond. Consequently, the Company invested heavily in growing the production capacity to meet the projected expanded growth. When it became evident that the industry was experiencing a decline instead of growing, the Company took the restructuring actions, including a decision to sell the excess equipment. The decision to sell the excess capacity was based on the Company’s then belief that by the time industry rebounds, the excess equipment would be obsolete due to constant technological innovations taking place in the industry.
      However, the Company was not successful in selling the equipment as the used semiconductor equipment market was flooded by several other companies trying to sell their excess equipment as well, which resulted in supply exceeding demand. In the meantime, the semiconductor industry began to turn around and the Company realized that it could still use some of the excess equipment held for sale. As a result of the decision, the Company placed certain previously restructured assets back into service during both fiscal 2003 and 2002.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For restructuring actions taken prior to December 15, 2001, the Company placed the assets back in service in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The assets were placed back in service at their prior cost basis, adjusted for depreciation expense that would have been recorded during the period the assets were removed from service. For restructuring actions taken subsequent to December 15, 2001, the Company placed the assets back in service in accordance with SFAS No. 144. The Company recorded the assets back into service at the lower of their fair value at the time of bringing the assets back in service or original net book value, less depreciation for the period they were held for sale. The fair value of the assets was determined based upon estimated market prices for the equipment obtained from independent third parties.
      For the Fiscal 2002 Restructuring Plan, the Company placed back into service assets of $3.7 million (adjusted for depreciation of $0.9 million) during fiscal 2003.
      For the Fiscal 2001 Restructuring Plan, the Company placed back into service assets of $1.6 million (adjusted for depreciation of $0.4 million) during fiscal 2003, and $22.8 million (adjusted for depreciation of $5.6 million) during fiscal 2002.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reconciliation
      The following table provides a reconciliation of activities presented in the rollforward tables above to the restructuring charges (credits) recognized in the Consolidated Statements of Operations:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Fiscal 2002 Restructuring Plan:
Charges included in the rollforward table:
Provision	$94	$4,991	$45,358
Assets placed back into service	—	(3,659)	—

Total charges included in the rollforward table	$94	$1,332	$45,358

Other charges not included in the rollforward table:
Depreciation adjustment for assets placed back into service	$—	$915	$—
Disposal costs	(199)	—	(170)

Total other charges not included in the rollforward table	$(199)	$915	$(170)

Fiscal 2001 Restructuring Plan:
Charges included in the rollforward table:
Provision (benefit)	$—	$(7,759)	$10,284
Assets placed back into service	—	(1,564)	(22,762)

Total charges included in the rollforward table	$—	$(9,323)	$(12,478)

Other charges not included in the rollforward table:
Depreciation adjustment for assets placed back into service	$—	$391	$5,581
Disposal costs	(59)	—	(40)

Total other charges not included in the rollforward table	$(59)	$391	$5,541

Total restructuring charges (credits)	$(164)	$(6,685)	$38,251

Note 12 — Debt and Other Long-Term Liabilities
Convertible Subordinated Notes
      The following table summarizes the Company’s convertible subordinated notes:

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
1.25% convertible subordinated notes (“1.25% Notes”)	$599,998	$600,000
3.75% convertible subordinated notes (“3.75% Notes”)	—	68,652

Total convertible subordinated notes	$599,998	$668,652

      During the second quarter of fiscal 2003, the Company issued $600.0 million in principal amount of its 1.25% Notes with interest payable on June 15 and December 15 beginning December 15, 2003. The

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.25% Notes are due in June 2008. Each note, which may be converted at anytime by the holders prior to maturity, is convertible into 55.172 shares of the Company’s common stock, subject to certain adjustments, plus a cash payment of $300.0. The Company, at its option, may satisfy the $300.0 cash payment by issuing common stock if the stock price exceeds $11.65. The 1.25% Notes are callable by the Company at anytime on or after June 20, 2006. At anytime prior to June 20, 2006, the Company may, at its option, elect to terminate the holders’ conversion rights if the closing price of the Company’s common stock exceeds $21.75, subject to certain adjustments, for 20 days out of a 30 consecutive trading day period. If the Company issues a notice of termination of conversion rights prior to June 20, 2006, the Company will pay additional interest in an amount equal to three years of interest, less any interest actually paid prior to the conversion date, to holders who convert their 1.25% Notes.
      During the fourth quarter of fiscal 2004, the Company redeemed all of its outstanding 3.75% Notes at total costs of $69.8 million, which included outstanding principal of $68.7 million and accrued interest of $1.1 million.
Line of Credit
      In September 2003, the Company entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of January 2, 2005, $4.0 million was outstanding and included in other current liabilities in the Consolidated Balance Sheet. In addition, as of January 2, 2005, a standby letter of credit of $0.5 million was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at the Company’s election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respects to tangible net worth and a quick ratio. As of January 2, 2005, the Company was in compliance with all of the financial covenants. The Company’s obligations under the line of credit are guaranteed and secured by the common stock of certain of the Company’s subsidiaries. The Company intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures.
Other Long-Term Liabilities
      Other long-term liabilities consisted of the following:

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Collateralized debt instruments	$13,924	$20,675
Synthetic lease guarantee (Note 21)	3,825	2,000
Notes payable to minority shareholders of SunPower	—	1,950
Other long-term liabilities	36	116
Less: current portion of collateralized debt instruments	(7,234)	(7,017)

Total other long-term liabilities	$10,551	$17,724

Collateralized Debt Instruments:
      During fiscal 2003, the Company entered into long-term loan agreements primarily with two lenders with an aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at the Company’s U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rates are variable based on changes to LIBOR rates. Both loans are subject to financial covenants. As of January 2, 2005, the aggregate principal outstanding was $13.9 million and the Company was in compliance with the covenants.
      Maturities related to the collateralized debt instruments are as follows:

(In thousands)
Fiscal year:
2005	$7,234
2006	5,255
2007	1,435

Total	$13,924

Fair Value of Debt Instruments
      The estimated fair values of the Company’s debt instruments have generally been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
      The Company determines the fair value of the convertible subordinated notes based on quoted market prices and the fair value of non-traded collateralized debt instruments using a discounted cash flow analysis. The discounted cash flow analysis is based on estimated interest rates for similar types of currently available borrowing arrangements with similar remaining maturities. The carrying amounts and estimated fair values are as follows:

	As of

	January 2, 2005		December 28, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Convertible subordinated notes	$599,998	$626,626	$668,652	$942,200
Collateralized debt instruments	13,924	13,924	20,675	20,675

Total	$613,922	$640,550	$689,327	$962,875

Note 13 — Foreign Currency Derivatives
      The Company purchases capital equipment using foreign currencies and has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various hedge instruments to manage the exposures associated with forecasted purchases of equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The Company does not enter into derivative financial instruments for speculative or trading purposes.
      As of January 2, 2005, the Company’s hedge instruments consisted entirely of forward contracts. The Company calculates the fair value of its forward contracts based on forward rates from published sources.
      Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues and selected equipment purchases as cash flow hedges or fair value hedges, such that changes in fair value of the effective portion of hedge contracts are

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) will be reclassified into the Consolidated Statement of Operations in the periods in which the revenue or depreciation expense impact earnings. The effective portion of unrealized gains (losses) on cash flow hedges and fair value hedges recorded in accumulated other comprehensive income (loss), net of tax, was $(2.7) million, $(0.3) million and $1.3 million for fiscal 2004, 2003 and 2002, respectively. Cash flow hedges are tested for effectiveness each period on a spot to spot basis using dollar-offset method and both the excluded time value and any ineffectiveness are recorded in other income and (expense), net. The changes in excluded time value were zero, $0.8 million and $1.0 million for fiscal 2004, 2003 and 2002, respectively. No ineffectiveness was recorded for fiscal 2004, 2003 and 2002. As of January 2, 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $34.0 million related to forecasted Euro revenue transactions. The maturity dates of these contracts range from March 2005 to February 2006.
      The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of January 2, 2005 and December 28, 2003, the Company held forward contracts with an aggregate notional value of $0.7 million and $2.1 million, respectively, to hedge the risks associated with Yen foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains on these hedging transactions and foreign currency remeasurement gains of $1.1 million, $0.5 million and $0.9 million were included in other income and (expense), net in the Consolidated Statements of Operations for fiscal 2004, 2003 and 2002, respectively.
Note 14 — Accumulated Other Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Accumulated net unrealized gains (losses) on available-for-sale investments	$(736)	$92
Accumulated net unrealized gains (losses) on derivatives	(1,388)	1,301

Total accumulated other comprehensive income (loss)	$(2,124)	$1,393

      Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) is comprised of net income (loss) and changes in unrealized gains (losses), net of tax, on available-for-sale investments and derivatives. Comprehensive income (loss) is presented in the Consolidated Statements of Stockholders’ Equity.
Note 15 — Employee Stock Purchase Assistance Plan
      On May 3, 2001, the Company’s stockholders approved the adoption of the 2001 employee stock purchase assistance plan (the “SPAP”). The SPAP became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP. The loans were granted to executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Loans to executive officers represented approximately 4.3% of the total original

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans granted. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was secured by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers that are also named corporate officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually.
      As the loans are at interest rates below the estimated market rate, the Company recorded compensation expense to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. For fiscal 2004, 2003 and 2002, compensation expense was $1.9 million, $4.2 million and $3.9 million, respectively. In addition, the Company records interest income on the outstanding loan balances. Accrued interest outstanding totaled $7.0 million and $7.3 million as of January 2, 2005 and December 28, 2003, respectively. Loans outstanding (including accrued interest) under the SPAP, net of loss reserve, were $45.6 million and $64.3 million as of January 2, 2005 and December 28, 2003, respectively. This balance was classified as current assets in the Consolidated Balance Sheets. The Company has established an allowance for uncollectible accounts representing an amount for estimated uncollectible balances, with changes in the allowance for uncollectible accounts recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. To date, there have been immaterial write-offs. The allowance for uncollectible accounts was $8.5 million and $16.2 million as of January 2, 2005 and December 28, 2003, respectively.
      In the first quarter of fiscal 2004, the Company instituted a program directed at minimizing losses resulting from these employee loans. Under this program, employees other than executive officers were required to execute either a sell limit order or a stop loss order on the collateral stock once the common stock price exceeds the employee’s break-even point. Executive officers were precluded from participating in the stop loss program as a result of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits material modifications to any term of a loan to an executive officer. If the common stock price declines to the stop loss price, the collateral stock is sold and the proceeds utilized to repay the employee’s outstanding loan to the Company. The employee loans remain callable and the Company is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Other Income and (Expense), Net
      The following table summarizes the components of other income and (expenses), net:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Amortization of bond issuance costs	$(4,071)	$(3,686)	$(2,834)
Equity in net income (loss) of partnership investment	1,424	1,540	(844)
Gain (loss) on repurchase of convertible subordinated notes	—	(7,524)	5,946
Gain on sale of investment in NVE Corporation	—	17,126	—
Investment impairment and other charges	(1,123)	(1,792)	(18,992)
Foreign exchange gains, net	1,122	473	915
Gain (loss) on investments held in trust for employee elected deferred compensation	1,218	1,912	(1,905)
Minority interest	144	1,045	—
Other	1,030	(710)	(1,122)

Total other income and (expense), net	$(256)	$8,384	$(18,836)

      During fiscal 2003, the Company sold its investment in NVE Corporation, a publicly-traded company, and recognized total gains of $17.1 million from the transactions. The sales consisted of 0.7 million shares of NVE Corporation’s common stock in the open market. The fair market value of the investment was based on the market prices of NVE Corporation’s common stock on the dates of sales, ranging from $31.5 to $34.7 per share. Gains on the sales were determined as the difference between the total proceeds of $23.3 million less the carrying value of the investment of $6.2 million.
      As of January 2, 2005, the Company held warrants to purchase 400,000 shares of NVE Corporation’s common stock at $15.0 per share, which do not allow for net exercise. If the Company exercises the warrants, the Company will not be allowed to sell the underlying shares in a public market transaction for 12 months. The warrants will expire in April 2005 if not exercised.
      Investment impairment and other charges for fiscal 2002 were primarily attributable to the $18.1 million write-downs of the Company’s investments in privately-held development stage companies. The Company’s ability to recover its investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain venture capital funding to continue operations. The Company periodically reviews its investments for impairment and in the event the carrying value of an investment exceeds its fair value and the decline is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. This impairment analysis includes assessment of each investee’s financial condition, the business prospects for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing, and the impact of any relevant contractual equity preferences held by the Company or other investors.
      During the periods from fiscal 1999 to 2001, the Company made investments in several privately-held development stage companies whose valuations subsequently proved to be high. As the equity markets continued to decline significantly, these development stage companies were either unable to raise additional funding and therefore forced to cease operations, or were able to obtain additional funding but at a valuation lower than the carrying amount of the Company’s investments. As the carrying amount of these investments exceeded their fair value and the Company determined that the decline in values was other-than-temporary,

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company recorded impairment charges of $18.1 million, which represented the total amount of the write-downs to the fair value of the Company’s remaining investment in each respective investee. For those investees who ceased operations, the fair value of the Company’s investment was zero, and for those investees who have obtained additional funding at a lower valuation than the carrying amount of the Company’s investments, the fair value was based on the new share price of the additional funding.
Note 17 — Net Income (Loss) Per Share
      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands, except per-share amounts)
Basic net income (loss) per share:
Net income (loss)	$24,698	$(5,331)	$(249,098)

Weighted-average common shares	124,580	121,509	123,112

Basic net income (loss) per share	$0.20	$(0.04)	$(2.02)

Diluted net income (loss) per share:
Net income (loss)	$24,698	$(5,331)	$(249,098)
Other	(2,056)	—	—

Net income (loss) for diluted computation	$22,642	$5,331	$(249,098)

Weighted-average common shares	124,580	121,509	123,112
Effect of dilutive securities:
Stock options	9,792	—	—
Other	220	—	—

Weighted-average common shares for diluted computation	134,592	121,509	123,112

Diluted net income (loss) per share	$0.17	$(0.04)	$(2.02)

Stock Options:
      For fiscal 2004, approximately 21.1 million of the Company’s stock options were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the period, and therefore, their inclusion would have been anti-dilutive. For fiscal 2003 and 2002, all outstanding options, approximately 43.8 million and 42.4 million shares, respectively, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive.
Convertible Subordinated Notes:
      For fiscal 2004, 2003 and 2002, 34.1 million, 34.2 million and 9.1 million shares, respectively, of the Company’s common stock issuable upon the assumed conversion of the Company’s subordinated convertible notes were excluded from the calculation of diluted net income (loss) per share as the effect was anti-dilutive.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other:
      The Company maintains a key employee deferred compensation plan (Note 19). For fiscal 2004, net income for diluted computation was adjusted for the compensation credit recorded under the deferred compensation plan, and the weighted-average common shares for diluted computation included the effect of the shares that would be issuable upon settlement of the deferred compensation plan. For fiscal 2003 and 2002, no adjustments related to the deferred compensation plan were included as their inclusion would have been anti-dilutive.
Note 18 — Equity
Option Contracts
      As of January 2, 2005, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in stockholders’ equity in the Consolidated Balance Sheets. The contracts require physical settlement. The expiration date of the contracts will be April 2005. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21.0 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21.0 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended. During fiscal 2004 and 2003, the Company received total premiums of $1.8 million and $0.7 million, respectively, upon extensions of the contracts. The amounts were recorded as a credit to additional paid-in capital in the Consolidated Balance Sheets.
      In conjunction with the issuance of the 1.25% Notes, the Company purchased a call spread option on its common stock (the “Call Spread Option”) maturing on July 15, 2004 for $49.3 million in cash. The Call Spread Option has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Call Spread Option covered 32.0 million shares of the Company’s common stock. The Call Spread Option was designed to mitigate dilution from conversion of the 1.25% Notes. The Call Spread Option was restructured in May 2004 into a single contract of two equal parts maturing on August 16, 2004 and September 30, 2004, respectively. As of each of the maturity dates, the Call Spread Option was out of the money and expired. The expiration of the Call Spread Option had no impact on the Company’s cash balances or operating results.
Deferred Stock-Based Compensation
      The Company recorded provisions for deferred stock-based compensation related to acquisitions in fiscal 2002 and none in fiscal 2004 or 2003. Deferred stock-based compensation is amortized over the vesting period of the individual stock options or restricted stock, generally a period of four to five years. Amortization of deferred stock-based compensation totaled approximately $2.3 million, $10.2 million and $32.5 million for fiscal 2004, 2003 and 2002, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents details of the amortization of deferred stock-based compensation:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Cost of revenues	$—	$506	$1,509
Research and development	2,289	9,228	27,137
Selling, general and administrative	5	440	3,811

Total deferred stock-based compensation expense	$2,294	$10,174	$32,457

Repurchase Program
      On October 14, 2002, the Company’s Board of Directors authorized a discretionary repurchase program to acquire shares of the Company’s common stock in the open market at any time. The total amount that can be repurchased under the program is limited to $15.0 million. The program does not have an expiration date. As of January 2, 2005, the Company has not repurchased any shares under the program.
Note 19 — Common Stock Option and Other Employee Benefit Plans
Cypress Stock Option Plans
      The Company has the following two stock option plans:
1999 Stock Option Plan (the “1999 Plan”):
      During fiscal 1999, the Company adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of the Company or its subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The 1999 Plan allows for the granting of options at exercise prices less than fair market value of the common stock at grant date. Pursuant to the Company’s proposal to amend the 1994 Stock Option Plan adopted by its shareholders at the 2004 Annual Meeting of Shareholders, the Company cancelled 20.0 million shares it had previously authorized under the 1999 Plan.
1994 Stock Option Plan (the “1994 Plan”):
      In fiscal 1994, the Company adopted the 1994 Plan, which is a shareholder-approved plan. The 1994 Plan replaced the Company’s 1985 Incentive Stock Option Plan and the 1988 Directors Stock Option Plan with respect to future option grants. The 1994 Plan was scheduled to expire in April 2004 but was extended to April 2014 by a favorable vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders. Under the terms of the amended 1994 Plan, options may be granted to qualified employees, consultants, officers and directors of the Company or its subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted under the amended 1994 Plan is generally equal to the fair market value of the common stock at the date of grant but can never be at less than 85% of fair market value on the date of grant. The 4.5% annual increase formerly provided by the 1994 Plan was eliminated with the passing of the amended 1994 Plan. In addition, the shareholders authorized an additional 15.0 million shares for grants under the amended 1994 Plan.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shares Under Stock Option Plans
      The following table summarizes the Company’s stock option activity:

	Year Ended

	January 2, 2005		December 28, 2003		December 29, 2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per-share amounts)
Options outstanding, beginning of year	43,786	$13.98	42,400	$14.07	36,946	$15.08
Options granted	4,013	15.61	10,601	12.46	9,785	10.27
Options exercised	(1,994)	9.06	(3,395)	7.78	(1,631)	6.84
Options cancelled	(2,710)	16.32	(5,820)	15.51	(2,700)	17.25

Options outstanding, end of year	43,095	14.22	43,786	13.98	42,400	14.07

Options exercisable, end of year	25,330	14.64	21,759	14.41	19,701	13.96
      In connection with the acquisitions of various companies, the Company has assumed the stock option plans of each acquired company and the related options are included in the preceding table. In the second quarter of fiscal 2003, the Company’s Board of Directors approved an increase of 20.0 million shares for issuance under the 1999 Plan, which was subsequently cancelled in the second quarter of fiscal 2004 pursuant to the approval of the amended 1994 Plan at the 2004 Annual Meeting of Shareholders. At January 2, 2005, approximately 22.6 million options were available for grant.
      Information regarding options outstanding as of January 2, 2005 was as follows:

	Outstanding		Exercisable

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise	Remaining
Range of Exercise Prices	Shares	Price	Shares	Price	Life

	(In thousands)		(In thousands)		(In Years)
$ 0.01 — 5.42	1,788	$3.93	1,403	$3.81	6.3
5.43 — 10.84	17,408	8.01	9,418	8.36	6.5
10.85 — 16.26	3,275	12.77	1,920	12.89	6.0
16.27 — 21.68	14,763	18.89	8,123	18.47	7.1
21.69 — 27.09	5,283	23.48	3,961	23.56	6.4
27.10 — 32.51	91	30.48	86	30.40	5.2
32.52 — 37.93	339	35.79	287	35.77	5.6
37.94 — 43.35	64	40.84	62	40.84	5.2
43.36 — 48.77	57	45.17	48	45.17	5.5
48.78 — 54.19	27	49.82	22	49.85	5.3

	43,095	14.22	25,330	14.64	6.6

Subsidiary Stock Option and Restricted Stock Purchase Plans
      During fiscal 2001, Silicon Magnetic Systems (“SMS”) and SLM each adopted a stock option plan. SMS made available for grant 25.0 million shares under the terms of its plan. The plan allows for early exercise of stock options. SLM made available for grant 11.0 million shares under the terms of its plan. The

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plans allow the subsidiaries to grant options to qualified employees and consultants. Options become exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant.
      SunPower has two stock option plans, the 1988 Incentive Stock Plan (the “1988 Plan”) and the 1996 Incentive Stock Plan (the “1996 Plan”). Under the terms of the plans, SunPower may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants. The maximum number of shares of common stock authorized for issuance was 0.9 million shares under the 1988 Plan and 14.3 million shares under the 1996 Plan. Options become vested over a five-year period and expire over terms not exceeding 10 years from date of grant.
      Cypress MicroSystems (“CMS”) adopted the 1999 Stock Plan. Under the terms of the plan, CMS may issue non-statutory stock options to employees and consultants. Options granted under this plan become exercisable over a five-year period over terms not exceeding 10 years from date of grant. The exercise price for options granted under the plans has been the estimated fair value of the common stock at the date of grant. In addition, the 1999 Stock Plan allows eligible employees of CMS to purchase restricted CMS common stock. The restricted shares have a vesting period of five years. The total maximum number of shares of common stock authorized for issuance was 26.2 million. As of the end of fiscal 2004, 21.8 million restricted shares were issued and outstanding. The purchase price of the restricted shares has a range of $0.01 to $0.10 per share.
      The following table summarizes stock option activity for the subsidiary stock option plans:

	CMS(1)		SMS		SLM		SunPower(2)

		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per-share amounts)
Options outstanding, December 30, 2001			19,550	$0.058	3,263	$0.65
Options granted			8,488	0.062	4,756	0.50
Options exercised			(17,155)	0.058	—	—
Options cancelled			(3,900)	0.058	(1,295)	0.54

Options outstanding, December 29, 2002			6,983	0.059	6,724	0.56	1,034	$0.29
Options granted			4,350	0.073	1,397	0.15	2,720	0.25
Options exercised			—	—	—	—	(41)	0.20
Options cancelled			(1,689)	0.068	(465)	0.53	(223)	0.28

Options outstanding, December 28, 2003	—	$—	9,644	0.064	7,656	0.49	3,490	0.25
Options granted	1,517	0.10	850	0.083	4,747	0.18	5,699	1.61
	748	0.12
Options exercised	(9)	0.10	—	—	(18)	0.43	(559)	0.27
Options cancelled	(109)	0.10	(480)	0.080	(3,016)	0.26	(60)	0.58

Options outstanding, January 2, 2005	2,147	0.11	10,014	0.065	9,369	0.41	8,570	1.15

Options exercisable at January 2, 2005	232	0.10	4,671	0.062	3,651	0.54	1,324	0.48

(1)	CMS began granting options in fiscal 2004.

(2)	The Company began consolidating the results of SunPower in fiscal 2003.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Compensation Plan Information
      The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities		Weighted-Average	Under Equity Compensation
	to be Issued Upon Exercise		Exercise Price of	Plans (Excluding Securities
	of Outstanding Options		Outstanding Options	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	35,011		$14.55	23,143	(1)
Equity compensation plans not approved by shareholders	7,014		13.91	3,106	(2)

Total	42,025	(3)	14.44	26,249

(1)	Includes 19.5 million shares available for future issuance under the Company’s amended 1994 Plan, generally used for grants to all employees including officers and directors. In addition, the amount includes 3.6 million shares available under the Company’s employee stock purchase plan.

(2)	Includes shares available under the Company’s 1999 Plan used for grants to employees other than officers and directors.

(3)	Total number does not include 1.1 million shares issuable under outstanding options, with a weighted-average exercise price of $5.31, originally granted under plans assumed by the Company in connection with acquisitions. The Company does not intend to grant any further options under these plans.
Employee Stock Purchase Plan (“ESPP”)
      The ESPP allows eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock through payroll deductions. During fiscal 2004, the Company amended its ESPP. The amendment to the ESPP consisted of reducing the term of each offering period from consecutive 24-month offering periods composed of four six-month exercise periods to consecutive 18-month offering periods composed of three 6-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. Of the 20.6 million shares authorized under the ESPP, 17.0 million shares have been issued through fiscal 2004, including 3.0 million shares at a weighted-average price of $5.10 per share in fiscal 2004, 2.6 million shares at a weighted-average price of $4.86 per share in fiscal 2003 and 1.0 million shares at a weighted-average price of $14.54 per share in fiscal 2002. The plan provides for an annual increase in shares available for issuance equal to 1.5% of the number of outstanding common stock on the last day of the preceding fiscal year.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pro Forma Net Income (Loss) and Net Income (Loss) Per Share
      As discussed in Note 1, the Company accounts for stock-based employee compensation using the intrinsic value method of APB No. 25. The assumptions used for valuing the Company’s stock option plans under SFAS No. 123 were as follows:

	2004	2003	2002

Expected life	4.4 years	4.4 years	4 years
Risk-free interest rate	3.14%	2.78%	3.38%
Volatility	0.75	0.78	0.72
Dividend yield	0.00%	0.00%	0.00%
      The weighted-average estimated fair value at the date of grant, as defined by SFAS No. 123, for options granted in fiscal 2004, 2003 and 2002 was $9.04, $7.54 and $6.15 per share, respectively. The estimated grant-date fair value was calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.
      In addition, the assumptions used in valuing shares under the Company’s ESPP were as follows:

	2004	2003	2002

Expected life	6 months	6 months	6 months
Risk-free interest rate	0.97%	1.40%	2.33%
Volatility	0.53	0.61	0.58
Dividend yield	0.00%	0.00%	0.00%
      The weighted-average estimated grant-date fair value, as defined by SFAS No. 123, for rights to purchase common stock under the ESPP granted in fiscal 2004, 2003 and 2002 were $10.12, $2.28 and $5.67 per share, respectively.
Other Employee Benefit Plans
      Other employee benefit plans include the following:
401(k) Plan:
      The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement. The Company does not make contributions to the plan.
Pension Plans:
      The Company has two pension plans, covering employees in the Philippines and Belgium. As of and for the year ended January 2, 2005, the aggregate costs and outstanding liability of these pension plans were not material to the Company’s consolidated operating results or financial position.
New Product Bonus Plan:
      Under the New Product Bonus Plan, all qualified employees are provided bonus payments based on achieving certain levels of new product revenues, meeting design deadlines and attaining certain levels of profitability by the Company. Bonus payments under this plan totaled $3.4 million, $3.3 million and zero in fiscal 2004, 2003 and 2002, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Key Employee Bonus Plan:
      The Key Employee Bonus Plan provides for bonus payments to selected employees upon achievement of certain Company’s and individual performance targets. Bonus payment under this plan totaled $4.2 million, $4.8 million and zero in fiscal 2004, 2003 and 2002, respectively.
Deferred Compensation Plan:
      In fiscal 1995, the Company adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. Amounts deferred by the key employees are invested primarily in mutual funds and individual company stocks. During fiscal 2002, the Board of Directors amended the plan to allow the plan to invest in the Company’s common stock. In fiscal 2003, the Board of Directors amended the plan to prohibit the plan from investing in the Company’s common stock. The Company does not make contributions to the deferred compensation plan other than the amounts withheld from key employee compensation. Participant deferrals and investment gains and losses remain an asset of the Company and are subject to claims of general creditors. As of January 2, 2005, the deferred compensation plan assets of $22.0 million and liabilities of $25.5 million were recorded in other assets and other current liabilities, respectively, in the Consolidated Balance Sheets.
      The Company accounts for the deferred compensation plan in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF No. 97-14, the liability associated with the other diversified assets and the investment in the Company’s common stock is being marked to market, with the offset being recorded as compensation expense to the extent there is an increase in the value or a reduction of operating expense to the extent there is a decrease in the value. The other diversified assets are marked to market with the offset being recorded as other income and (expense), net. No entries are recorded for the amounts invested in the Company’s common stock since this is accounted for in treasury stock.
      The net favorable impact on the Consolidated Statement of Operations as a result of all changes recorded for the deferred compensation plan was $1.6 million during fiscal 2004. However, changes recorded for the increased market value of the Company’s common stock during fiscal 2003 unfavorably impacted the Consolidated Statement of Operations by approximately $4.0 million. The net impact was insignificant in fiscal 2002.
      During fiscal 2003, the Company took two actions to minimize the impact on the operating results as a result of changes to the market value of the Company’s common stock held in the deferred compensation plan. First, a restriction on the purchase of additional shares of the Company’s common stock by plan participants was implemented during the third quarter of fiscal 2003. Secondly, during the fourth quarter of fiscal 2003, the Company entered into an arrangement with a financial institution, wherein the Company purchased a forward contract to hedge the impact of market changes of the Company’s common stock currently held by the plan. The Company paid the financial institution $5.0 million for the right to receive in cash at the end of the contract period the fair value of 222,000 shares of the Company’s common stock, which approximated the share count of the Company’s common stock held by the participants. The forward contract is carried at fair value with any changes recorded as compensation expense (benefit). The forward contract is recorded in other current assets on the Consolidated Balance Sheet. The fair-value income statement impact of the forward contract is designed to approximately offset the change in the liability to deferred compensation participants. During fiscal 2004 and 2003, the Company recorded a mark-to-market expense of $2.1 million and $0.3 million related to the forward contract.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Income Taxes
      The geographic distribution of loss before income taxes and the components of benefit from (provision for) income taxes are summarized below:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Geographic distribution of loss before income taxes:
U.S. loss	$(15,487)	$(29,942)	$(209,698)
Foreign income (loss)	13,610	27,433	(36,562)

Loss before income taxes	$(1,877)	$(2,509)	$(246,260)

Benefit from (provision for) income taxes:
Current tax benefit (expense):
Federal	$28,432	$(264)	$—
State	(200)	201	(37)
Foreign	(2,424)	(2,759)	(2,801)

Total Current	$25,808	$(2,822)	$(2,838)

Deferred tax benefit (expense):
Foreign	$767	$—	$—

Total deferred	$767	$—	$—

Benefit from (provision for) income taxes	$26,575	$(2,822)	$(2,838)

      Benefit from (provision for) income taxes differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes as shown below:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Tax at U.S. statutory rate of 35%	$657	$878	$86,247
Foreign income at other than U.S. rates	2,039	6,748	(1,596)
State income taxes, net of federal benefit	(130)	130	(37)
Non-deductible restructuring	—	—	(17,119)
Non-deductible acquisition costs and charges	(3,293)	(4,636)	(21,289)
Future benefits not recognized	(2,372)	(5,784)	(48,842)
Reversal of previously accrued taxes	29,922	—	—
Other, net	(248)	(158)	(202)

Benefit from (provision for) income taxes	$26,575	$(2,822)	$(2,838)

      The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in many countries in which the Company and its affiliates do business.
      The Company and its affiliates file tax returns in each jurisdiction in which they are registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid.
      During the third quarter of fiscal 2004, the statute of limitations expired for several tax jurisdictions. The expiration of the statute of limitations led to management’s assessment that the previously accrued income taxes were no longer necessary. Accordingly, during fiscal 2004, the Company recorded a benefit of $29.9 million for the reversal of previously accrued income taxes.
      The components of deferred tax assets and liabilities were as follows:

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
Deferred tax assets:
Credits and loss carryover	$177,520	$169,088
Reserves and accruals	92,734	77,754
Deferred income	1,965	4,302

Total deferred tax assets	272,219	251,144
Less valuation allowance	(194,725)	(171,027)

Deferred tax assets, net	$77,494	$80,117

Deferred tax liabilities:
Depreciation	$(60,231)	$(62,400)
Intangibles arising from acquisitions	(21,843)	(17,717)

Total deferred tax liabilities	$(82,074)	$(80,117)

Net deferred tax liabilities	$(4,580)	$—

      At January 2, 2005, the net deferred tax assets were fully reserved due to uncertainty of realization in accordance with the accounting procedures as established by SFAS No. 109, “Accounting for Income Taxes.” In compliance with SFAS No. 109, current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction.
      At January 2, 2005, deferred tax assets of approximately $30.0 million pertained to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
      At January 2, 2005, the Company had U.S. federal net operating loss carryovers of approximately $420.0 million, which, if not utilized, will expire from 2016 through 2023. The Company had state net operating loss carryovers of approximately $31.3 million which, if not utilized, will expire from 2016 through 2023. A portion of these net operating loss carryovers relates to recent acquisitions and are subject to certain limitations under the U.S. Internal Revenue Code. Tax benefits related to pre-acquisition losses of acquired entities aggregating $105.6 million will be utilized first to reduce any associated intangibles and goodwill. In addition, the Company had U.S. federal and state tax credit carryforwards of approximately $29.5 million, which, if not utilized, will expire in 2023.
      U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $305.8 million of undistributed earnings for certain non-U.S. subsidiaries. The Company is currently studying the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Creation Act of 2004, and intends to complete its analysis by the end of fiscal 2005. At January 2, 2005, and based on the tax laws in effect at that time, it was the Company’s intention to continue to indefinitely reinvest its undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.
      The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. The Company is subject to tax holidays in the Philippines and India where it manufactures and designs certain of its products, respectively. These tax holidays are scheduled to expire at varying times within the next one and four years, respectively. Overall, the Company expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.
      The tax returns of the Company and its subsidiaries could be subject to examination by various tax authorities in the many countries in which the Company operates. As of January 2, 2005, the Company had no material audits in progress.
Note 21 — Commitments and Contingencies
Guarantees and Product Warranties
      The Company applies the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of January 2, 2005, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. The Company maintains self-insurance for certain liabilities of its officers and directors.
Indemnification Obligations:
      The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.
      It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on its business, financial condition or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations.
Product Warranties:
      The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. The Company’s product warranty claims are

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settled through the returns of defective products and the reshipment of replaced products. Warranty returns are included in the allowance for sales returns, which is based on historical returns. The allowance for sales returns is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates. As of January 2, 2005 and December 28, 2003, allowance for sales returns were $2.7 million and $2.4 million, respectively.
      For products sold in the automotive sector, the Company may face product liability claims that are disproportionately higher than the value of the products involved. These costs might include, but are not limited to, labor and other costs of replacing defective parts, lost profits and other damages. If the Company is required to pay for damages resulting from quality or performance issues in the Company’s automotive products, the Company’s results of operations and business could be adversely affected. The Company’s revenue for products sold in the automotive sector was $8.4 million in fiscal 2004.
      The following table summarizes the Company’s sales returns reserve activities:

	Year Ended

	January 2,	December 28,
	2005	2003

	(In thousands)
Beginning balance	$2,364	$1,839
Settlements made	(10,858)	(8,021)
Provisions made	11,211	8,546

Ending balance	$2,717	$2,364

Operating Lease Commitments
      The Company leases most of its manufacturing facilities and office facilities, and certain land and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2073. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.
      As of January 2, 2005, the Company had a land lease expiring in fiscal 2073. The lease does not transfer ownership of the land to the Company at the end of the lease term, and the lease does not contain a bargain purchase option. In accordance with SFAS No. 13, “Accounting for Leases,” the Company classified the land lease as an operating lease.
      As of January 2, 2005, future minimum lease payments under non-cancelable operating leases, including the synthetic leases, were as follows:

(In thousands)
Fiscal year:
2005	$13,006
2006	8,339
2007	7,294
2008	4,558
2009	2,714
2010 and thereafter	2,437

Total	$38,348

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in the table above are leases that the Company has fully reserved as part of the Fiscal 2002 Restructuring Plan and Fiscal 2001 Restructuring Plan (see Note 11).
      Rental expenses totaled approximately $11.7 million, $15.9 million and $18.2 million in fiscal 2004, 2003 and 2002, respectively. In addition, some of these leases require the Company to pay taxes, insurance, maintenance and other expenses with respect to the properties.
Contingent Milestones/ Revenue-Based Compensation
      Contingent milestone/ revenue-based compensation charges tied to continued employment related to acquisitions were $6.8 million, $3.7 million and $11.4 million for fiscal 2004, 2003 and 2002, respectively. The components of the charges were as follows:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Cost of revenues	$30	$188	$123
Research and development	6,569	3,388	11,189
Selling, general and administrative	166	87	129

Total deferred stock compensation expense	$6,765	$3,663	$11,441

      The aggregate amount of unpaid contingent cash compensation that could be paid under all acquisition agreements assuming all milestones are met was $8.6 million as of January 2, 2005. Included in the aggregate unpaid contingent cash compensation was a $6.2 million contingency relating to an acquisition that could be paid, at the Company’s discretion, in equivalent common stock instead of cash. In addition, the Company could be required to pay amounts in the Company’s common stock with the maximum equivalent share payout based in dollar amounts being $1.6 million and the maximum share based payout being 0.2 million shares.
Synthetic Lease Transactions
      On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. This transaction, which qualifies for operating lease accounting treatment, replaced the three existing synthetic leases associated with these two facilities. There was no impact to the Company’s results of operations as a result of terminating the former leases and entering into the new lease. Lease obligations related to the replaced synthetic leases, totaling $61.4 million, were extinguished with existing restricted cash collateral, and a new synthetic lease obligation of $62.7 million with new restricted cash collateral was established as of the second quarter of fiscal 2003. The new synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. If the Company had exercised its right to purchase all the properties subject to the new synthetic lease at January 2, 2005, the Company would have been required to make a payment and record assets totaling $62.7 million (the “Termination Value”). If the Company exercised its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).
      In accordance with FASB Interpretation No. 45, the Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million, which was recorded in other assets and other long-term liabilities in the Consolidated Balance Sheet as of January 2, 2005.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. During fiscal 2004, the Company performed the analysis and recorded a loss contingency of approximately $1.8 million in other long-term liabilities relating to the potential decline in the fair value of the facilities in California. The loss accrual was determined by management with the assistance of a market analysis performed by an independent appraisal firm.
      The synthetic lease agreements require periodic payments that vary based on the LIBOR rate, plus a spread. The total amount of such payments were $1.3 million, $1.7 million and $2.2 million in fiscal 2004, 2003 and 2002, respectively.
      The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of January 2, 2005, the amount of restricted cash recorded was $62.7 million and was classified in other assets in the Consolidated Balance Sheet. As of January 2, 2005, the Company was in compliance with the financial covenants.
Litigation and Asserted Claims
      In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted the Company and charged that the Company infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued the Company and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. The Nevada ruling is now being appealed, and the 14 patents remain stayed as to the Company during the appeal. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Therefore, there are currently four patents that are not stayed in this litigation. The case is in the “claim construction” (i.e., patent claim interpretation) phase on the four non-stayed patents. The claim construction hearing concluded on December 10, 2004, and the Company is awaiting the Judge’s order. The Company has reviewed and investigated the allegations in both Lemelson’s original and amended complaints. The Company believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.
      The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including those noted above. The Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.
Purchase Commitment
      The Company purchases services, software, manufacturing equipment and facilities from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturing and suppliers that either allow them to procure goods and services based upon criteria, as defined by the Company, or that establish parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
firm orders being placed. Consequently, only a portion of the Company’s recorded purchase commitments arising from these agreements are firm, noncancelable and unconditional commitments. As of January 2, 2005, the Company estimated its obligations under such agreements to be approximately $48.6 million. These commitments included purchases of $44.2 million to be made in fiscal 2005 and the remainder is committed through fiscal 2007.
Note 22 — Segment, Geographical and Customer Information
      The Company reports two sets of segment information: (1) business segments and (2) market segments:
Business Segments
      The business segment data is the primary set of information reviewed by the Company’s chief operating decision maker (“CODM”) to assess financial performance and allocate resources. The Company’s business segments include four product divisions and four subsidiaries. Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if: (1) aggregation is consistent with the objective and basic principles of SFAS No. 131, (2) the segments have similar economic characteristics, and (3) the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.
      Using the SFAS No. 131 aggregation criteria, the Company aggregates its eight business segments into three reportable business segments as follows:

•	Memory:	consists of the Company’s Memory Products Division;
•	Non-Memory:	consists of the Company’s Data Communications Division, Time Technology Division, Personal Communications Division, and the subsidiaries SLM, CMS and SMS; and
•	SunPower:	consists of the SunPower subsidiary.
      The tables below set forth information about the reportable business segments. The Company does not allocate restructuring and acquisition-related costs, interest and other income and expense, and income taxes to its reportable business segments. In addition, the Company does not allocate assets to the reportable business segments as the Company does not manage its business this way.
Net Revenues:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Memory	$400,818	$334,779	$303,388
Non-Memory	536,915	497,305	471,358
SunPower	10,705	4,672	—

Total net revenues	$948,438	$836,756	$774,746

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loss Before Income Taxes:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Memory	$4,577	$(8,304)	$(23,061)
Non-Memory	74,129	40,482	(85,156)
SunPower	(25,754)	(12,952)	—
Unallocated items:
Restructuring and acquisition-related costs	(54,334)	(27,530)	(123,127)
Interest income	11,115	13,024	23,117
Interest expense	(11,354)	(15,613)	(19,197)
Other income and (expense), net	(256)	8,384	(18,836)

Loss before income taxes	$(1,877)	$(2,509)	$(246,260)

Depreciation:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Memory	$54,659	$52,401	$54,507
Non-Memory	73,244	74,070	78,011
SunPower	2,237	1,337	—

Total depreciation	$130,140	$127,808	$132,518

      In January 2005, the Company reorganized its operating structure which resulted in changes in its operating segments. The segment information presented herein is based on the Company’s operating structure in existence in fiscal 2004. The Company will report segment information based on the new operating structure beginning in the first quarter of fiscal 2005.
Market Segments
      In addition to the reportable business segments, the Company reports its product offerings by market segments in order to provide enhanced focus on serving end markets. The market focus is expected to provide systems knowledge, cross-product-line product portfolio definition, early engagement with strategic accounts and added management of research and development spending. The WAN/ SAN segment helps to provide product definition in the networking arena. The WIN/ WIT segment helps focus the Company’s efforts in the wireless space. The Computation and Consumer segment includes products used in computers, peripherals and other applications. The Cypress Subsidiaries segment includes the operations of the Company’s subsidiaries: SLM, CMS, SMS and SunPower.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tables below set forth information about the market segments. Similar to the reportable business segments, the Company does not allocate restructuring and acquisition-related costs, interest and other income and expense, and income taxes to its market segments. In addition, the Company does not allocate assets to the market segments as the Company does not manage its business this way.
Net Revenues:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
WAN/ SAN	$304,412	$268,978	$253,205
WIN/ WIT	313,209	249,150	246,800
Computation and Consumer	283,124	284,572	254,615
Cypress Subsidiaries	47,693	34,056	20,126

Total net revenues	$948,438	$836,756	$774,746

Loss Before Income Taxes:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
WAN/ SAN	$11,821	$(4,389)	$(49,500)
WIN/ WIT	37,623	9,911	(26,693)
Computation and Consumer	34,139	38,390	(7,246)
Cypress Subsidiaries	(30,631)	(24,686)	(24,778)
Unallocated items:
Restructuring and acquisition-related costs	(54,334)	(27,530)	(123,127)
Interest income	11,115	13,024	23,117
Interest expense	(11,354)	(15,613)	(19,197)
Other income and (expense), net	(256)	8,384	(18,836)

Loss before income taxes	$(1,877)	$(2,509)	$(246,260)

Geographical Information
      Revenues are attributed to countries based on the customer location. Revenues by geographic locations were as follows:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
United States	$325,112	$305,930	$329,598
Europe	146,742	150,621	117,172
Japan	114,261	88,492	90,272
Other	362,323	291,713	237,704

Total net revenues	$948,438	$836,756	$774,746

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived assets (property, plant and equipment, net) by geographic locations were as follows:

	As of

	January 2,	December 28,
	2005	2003

	(In thousands)
United States	$402,558	$396,737
Philippines	38,099	43,547
Other foreign countries	3,994	2,603

Total long-lived assets	$444,651	$442,887

      International revenues accounted for 66% of total revenues in fiscal 2004, compared with 63% in fiscal 2003 and 57% in fiscal 2002.
Customer Information
      Sales to U.S. and non-U.S. based distributors accounted for 50% of our total revenues in fiscal 2004, compared with 48% in fiscal 2003 and 46% in fiscal 2002.
      Sales to Arrow Electronics, a distributor, accounted for approximately 15% of total revenues in fiscal 2004. No individual customer accounted for greater than 10% of total revenues in fiscal 2003. Sales to Motorola, Inc. accounted for approximately 10% of total revenues in fiscal 2002.
Note 23 — Subsequent Events
Restructuring Plan
      Due to the continued economic slowdown, on January 13, 2005, management announced a restructuring plan aimed to reduce its costs structure and improve its end-market orientation. The restructuring plan will include closure of a facility in Texas, a reorganization of several of the Company’s product divisions and a reduction in workforce of approximately 200 employees worldwide. The Company expects to record restructuring charges in the first and second quarters of fiscal 2005 relating to this plan.
Acquisition
      On February 14, 2005, the Company completed the acquisition of SMaL Camera Technologies, Inc. (“SCT”), a designer of digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems, and mobile phone cameras. Under the terms of the acquisition, the Company acquired all of the outstanding capital stock of SCT in exchange for $42.5 million in cash. In addition, options held by SCT employees to purchase SCT’s common stock have been converted into options to purchase an aggregate of approximately 338,000 shares of the Company’s common stock. The acquisition also includes a performance-based employee bonus plan, under which the Company may be required to pay additional cash based on the satisfaction of certain conditions subsequent to the acquisition.
Divestiture of Business
      On February 14, 2005, the Company announced its plan to sell SMS, a subsidiary specializing in the magnetic random access memory (“MRAM”) technology. The Company expects to complete the sale in the first half of fiscal 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:
      We have completed an integrated audit of Cypress Semiconductor Corporation’s fiscal 2004 consolidated financial statements and of its internal control over financial reporting as of January 2, 2005 and audits of its fiscal 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded FillFactory NV from its assessment of internal control over financial reporting as of January 2, 2005 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded FillFactory NV from our audit of internal control over financial reporting. FillFactory NV is a wholly-owned subsidiary whose total assets and total revenues represented approximately 1% of the related consolidated financial statement amounts as of and for the year ended January 2, 2005.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 17, 2005

UNAUDITED QUARTERLY FINANCIAL DATA
(In thousands, except per-share amounts)

	Three Months Ended

	January 2,	September 26,	June 27,	March 28,
	2005	2004	2004	2004

Revenues	$210,181	$219,595	$264,269	$254,393
Gross Margin	$78,739	$107,194	$139,414	$131,033
Net income (loss)	$(28,098)	$4,336	$21,980	$26,480
Basic net income (loss) per share	$(0.22)	$0.03	$0.18	$0.22
Diluted net income (loss) per share	$(0.22)	$0.02	$0.13	$0.16

	Three Months Ended

	December 28,	September 28,	June 29,	March 30,
	2003	2003	2003	2003

Revenues	$236,031	$216,642	$203,116	$180,967
Gross Margin	$120,802	$105,143	$96,668	$78,394
Net income (loss)	$23,163	$17,267	$(12,438)	$(33,323)
Basic net income (loss) per share	$0.19	$0.15	$(0.10)	$(0.27)
Diluted net income (loss) per share	$0.15	$0.12	$(0.10)	$(0.27)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 2, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005 excluded FillFactory NV (“FillFactory”) because it was acquired by us in a purchase business combination during fiscal 2004. FillFactory is a wholly-owned subsidiary whose total assets and total revenues represented approximately 1% of the related consolidated financial statement amounts as of and for the fiscal year ended January 2, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K. We will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections entitled “Proposal One-Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Registrant” under Item 1, Part I of this Annual Report on Form  10-K.
      We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.
      The information required by this item concerning our audit committee financial expert is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section entitled “Executive Compensation” in our Proxy Statement. The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section entitled “Compensation of Directors” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.
      See Note 19 of Notes to Consolidated Financial Statements included in Item 8, Part II of this Annual Report on Form 10-K for equity compensation plan information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated by reference from the information set forth in the sections titled “Board Structure and Compensation”, “Report of the Audit Committee of the Board of Directors” and “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as a part of this Annual Report on Form  10-K:
      1. Financial Statements:
      2. Financial Statement Schedules:

Page

Schedule II — Valuation and Qualifying Accounts	111

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
      3. Exhibits:

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.

2	.2(1)	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.

2	.3(2)	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.

2	.4(3)	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).

2	.5(3)	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.

2	.6(3)	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Articles VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.

Exhibit
Number		Description

2	.7(3)	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2	.8(4)	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.

2	.9(5)	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only: U.S. Bank, National Association as Escrow Agent, and Luc De Mey and IT-Partners NV as Stockholder Agents.

2	.10*	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.

3	.1(6)	Second Restated Certificate of Incorporation.

3	.2(7)	Bylaws, as Amended.

4	.1(8)	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4	.2(9)	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4	.3(10)	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.

10	.1(11)	Form of Indemnification Agreement.

10	.2(M)(12)	Cypress Semiconductor Corporation 1994 Stock Option Plan.

10	.3(M)(13)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.

10	.4(M)(14)	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.

10	.5(M)(15)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.

10	.6(M)(16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.

10	.7(M)(16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.

10	.8(17)	Amendment to 1999 Nonstatutory Stock Option Plan.

10	.9(17)	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.

10	.10(17)	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.

10	.11(17)	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10	.12(18)	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10	.13(19)	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10	.14*	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10	.15*	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004

21	.1*	Subsidiaries of Cypress Semiconductor Corporation.

23	.1*	Consent of Independent Registered Independent Public Accounting Firm.

Exhibit
Number		Description

24	.1*	Power of Attorney (reference is made to page 112 of this Annual Report on Form 10-K).

31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.

(2)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2001.

(3)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(4)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 30, 2001.

(5)	Previously filed as an exhibit to our current report on Form 8-K filed August 13, 2004.

(6)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2000.

(7)	Previously filed as an exhibit to our annual report on form 10-K for the fiscal year ended December 29, 2002.

(8)	Previously filed as an exhibit to our current report on Form 8-K filed March 17, 2000.

(9)	Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.

(10)	Previously filed as an exhibit to our registration statement on Form S-3 filed June 30, 2003.

(11)	Previously filed as an exhibit to our registration statement on Form S-1, which was declared effective on March 4, 1987.

(12)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.

(13)	Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998.

(14)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.

(15)	Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999.

(16)	Previously filed as an exhibit to our registration statement on Form S-8 dated September 5, 2002.

(17)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003

(18)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2003.

(19)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended June 27, 2004.

(M)	Management compensatory plan, contract or arrangement.

*	Filed as an exhibit to this annual report on Form 10-K.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions/Charges
	Beginning of	to		Balance at End
	Period	Expenses/Revenues	Deductions	of Period

	(In thousands)
Allowance for doubtful accounts:
Year ended January 2, 2005	$945	$158	$(225)	$878
Year ended December 28, 2003	1,674	82	(811)	945
Year ended December 29, 2002	3,729	1,246	(3,301)	1,674
Sales returns and allowances:
Year ended January 2, 2005	$2,364	$11,211	$(10,858)	$2,717
Year ended December 28, 2003	1,839	8,546	(8,021)	2,364
Year ended December 29, 2002	3,610	12,840	(14,611)	1,839
Employee stock purchase assistance plan reserve:
Year ended January 2, 2005	$16,221	$—	$(7,752)	$8,469
Year ended December 29, 2003	15,964	257	—	16,221
Year ended December 29, 2002	1,167	14,797	—	15,964

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

By:	/s/ Emmanuel Hernandez

Emmanuel Hernandez,
Executive Vice President,
Finance and Administration and
Chief Financial Officer
March 18, 2005
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ T. J. Rodgers T. J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2005

/s/ Emmanuel Hernandez Emmanuel Hernandez	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2005

/s/ W. Steve Albrecht W. Steve Albrecht	Director	March 18, 2005

/s/ Eric A. Benhamou Eric A. Benhamou	Director	March 18, 2005

/s/ Fred B. Bialek Fred B. Bialek	Director	March 18, 2005

/s/ John C. Lewis John C. Lewis	Director	March 18, 2005

/s/ James R. Long James R. Long	Director	March 18, 2005

/s/ Dan McCranie Dan McCranie	Director	March 18, 2005

/s/ Alan F. Shugart Alan F. Shugart	Director	March 18, 2005

CYPRESS SEMICONDUCTOR
INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.

2	.2(1)	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.

2	.3(2)	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.

2	.4(3)	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).

2	.5(3)	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.

2	.6(3)	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Articles VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.

2	.7(3)	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent and Lynn Watson, as Securityholder Agent.

2	.8(4)	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.

2	.9(5)	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only: U.S. Bank, National Association as Escrow Agent, and Luc De Mey and IT-Partners NV as Stockholder Agents.

2	.10*	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.

3	.1(6)	Second Restated Certificate of Incorporation.

3	.2(7)	Bylaws, as Amended.

4	.1(8)	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4	.2(9)	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4	.3(10)	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.

10	.1(11)	Form of Indemnification Agreement.

Exhibit
Number		Description

10	.2(M)(12)	Cypress Semiconductor Corporation 1994 Stock Option Plan.

10	.3(M)(13)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.

10	.4(M)(14)	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.

10	.5(M)(15)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.

10	.6(M)(16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.

10	.7(M)(16)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.

10	.8(17)	Amendment to 1999 Nonstatutory Stock Option Plan.

10	.9(17)	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.

10	.10(17)	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.

10	.11(17)	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10	.12(18)	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10	.13(19)	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10	.14*	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10	.15*	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004

21	.1*	Subsidiaries of Cypress Semiconductor Corporation.

23	.1*	Consent of Independent Registered Independent Public Accounting Firm.

24	.1*	Power of Attorney (reference is made to page 112 of this Annual Report on Form 10-K).

31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2001.

(2)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2001.

(3)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(4)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 30, 2001.

(5)	Previously filed as an exhibit to our current report on Form 8-K filed August 13, 2004.

(6)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2000.

(7)	Previously filed as an exhibit to our annual report on form 10-K for the fiscal year ended December 29, 2002.

(8)	Previously filed as an exhibit to our current report on Form 8-K filed March 17, 2000.

(9)	Previously filed as an exhibit to our current report on Form 8-K filed July 11, 2000.

(10)	Previously filed as an exhibit to our registration statement on Form S-3 filed June 30, 2003.

(11)	Previously filed as an exhibit to our registration statement on Form S-1, which was declared effective on March 4, 1987.

(12)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 2, 2000.

(13)	Previously filed as an exhibit to our registration statement on Form S-8 dated December 10, 1998.

(14)	Previously filed as an exhibit to our annual report on Form 10-K for the fiscal year ended January 3, 1999.

(15)	Previously filed as an exhibit to our registration statement on Form S-8 dated April 20, 1999.

(16)	Previously filed as an exhibit to our registration statement on Form S-8 dated September 5, 2002.

(17)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003

(18)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2003.

(19)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the fiscal quarter ended June 27, 2004.

(M)	Management compensatory plan, contract or arrangement.

*	Filed as an exhibit to this annual report on Form 10-K.