Form 10-Q
period 2005-04-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2005-05-13
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

––––––––––––––––––––

FORM 10-Q

––––––––––––––––––––

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

––––––––––––––––––––

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

––––––––––––––––––––

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
Yes ☒ No ☐

The total number of shares of the registrant’s common stock outstanding as of May 2, 2005 was 131,774,280.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to future revenues, average selling prices (“ASPs”) and other operating results and business plans, our prospects and the prospects of our subsidiaries and the semiconductor industry generally, new product development, improvements in manufacturing technologies, and cost restructuring activities and each items related gross margin impact, pressure on and trends for ASPs, expected capital expenditures, future acquisitions, our ability to penetrate the image sensor market through our acquisitions, the ability of SunPower Corporation (“SunPower”) to increase its manufacturing capacity, sustained demand for Cypress and SunPower products, the general economy and its impact to the market segments we serve, the changing environment and cycles of the semiconductor industry, competitive pricing, the successful integration and achievement of the objectives of acquired businesses, cost goals emanating from manufacturing efficiencies, adequacy of cash and working capital, risks related to investing in development stage companies, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs or intention regarding future events and financial performance and are subject to certain risks, uncertainties and assumptions. We assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any number of reasons, including, but not limited to, the materialization of one or more of the risks and uncertainties set forth above and in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
(Unaudited)

	April 3,	January 2,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$56,537	$66,619
Short-term investments	130,105	178,278

Total cash, cash equivalents and short-term investments	186,642	244,897
Accounts receivable, net	119,899	107,288
Inventories	97,191	99,709
Other current assets	105,298	111,986

Total current assets	509,030	563,880

Property, plant and equipment, net	420,719	444,651
Goodwill	403,308	382,284
Intangible assets	64,718	64,719
Other assets	122,096	117,460

Total assets	$1,519,871	$1,572,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,188	$78,624
Accrued compensation and employee benefits	33,213	42,750
Other current liabilities	72,510	75,295
Deferred income on sales to distributors	33,234	33,426
Income taxes payable	3,853	3,515

Total current liabilities	223,998	233,610

Convertible subordinated notes	599,998	599,998
Deferred income taxes and other tax liabilities	72,387	68,477
Other long-term liabilities	8,413	10,551

Total liabilities	904,796	912,636

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,443 and 142,157 shares issued; 131,247 and 128,493 shares outstanding at April 3, 2005 and January 2, 2005, respectively	1,424	1,421
Additional paid-in-capital	1,156,327	1,149,267
Deferred stock compensation	(1,682)	(1,989)
Accumulated other comprehensive loss	(1,077)	(2,124)
Accumulated deficit	(408,356)	(306,312)

	746,636	840,263
Less: shares of common stock held in treasury, at cost; 11,196 and 13,664 shares at April 3, 2005 and January 2, 2005, respectively	(131,561)	(179,905)

Total stockholders’ equity	615,075	660,358

Total liabilities and stockholders’ equity	$1,519,871	$1,572,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Revenues	$200,304	$254,393
Costs and expenses:
Cost of revenues	126,649	123,360
Research and development	58,040	63,158
Selling, general and administrative	38,409	28,797
Restructuring costs (credits)	22,709	(81)
Amortization of intangible assets	8,400	10,090
In-process research and development charge	12,300	—

Total costs and expenses	266,507	225,324

Operating income (loss)	(66,203)	29,069
Interest income	2,550	2,595
Interest expense	(2,173)	(2,868)
Other expense	(2,659)	(475)

Income (loss) before income taxes	(68,485)	28,321
Provision for income taxes	(311)	(1,841)

Net income (loss)	$(68,796)	$26,480

Net income (loss) per share:
Basic	$(0.53)	$0.22
Diluted	$(0.53)	$0.16
Weighted-average common shares outstanding:
Basic	130,506	122,417
Diluted	130,506	171,832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(68,796)	$26,480
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	39,600	43,432
Amortization of deferred stock-based compensation	(1,904)	1,232
Impairment of investments	421	—
Impairment related to synthetic lease	304	—
In-process research and development charge	12,300	—
Loss on sale/write-down of property, plant and equipment, net	373	87
Employee stock purchase assistance plan (“SPAP”) interest	(312)	(695)
Decrease in SPAP allowance	—	(7,752)
Equity in losses of SunPower	—	7
Changes in foreign currency derivatives	242	—
Non-cash restructuring charges (credits)	15,610	(81)
Stock received for manufacturing services	—	(1,250)
Deferred income taxes and other tax liabilities	14	76
Other adjustments	(32)	(612)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(11,704)	(26,120)
Inventories, net	4,041	6,062
Other assets	4,949	1,396
Accounts payable, accrued liabilities and other liabilities	(6,480)	(7,142)
Deferred income on sales to distributors	(191)	1,561
Income taxes payable	338	(1,554)

Net cash flow generated from (used in) operating activities	(11,227)	35,127

Cash flow from investing activities:
Purchase of investments	(5,275)	(36,036)
Proceeds from sale or maturities of investments	53,155	33,032
Cash received from (used for) acquisitions, net	(39,606)	956
Acquisition of property, plant and equipment	(15,248)	(20,685)
Proceeds from collection of SPAP loans	—	24,960
Other investments	—	(396)

Net cash flow generated from (used for) investing activities	(6,974)	1,831

Cash flow from financing activities:
Repayment of borrowings	(6,349)	(1,818)
Issuance of common shares	14,432	15,747
Structured purchase of options, net	—	1,747
Repayment of notes to stockholders, net	36	140

Net cash flow generated from financing activities	8,119	15,816

Net increase (decrease) in cash and cash equivalents	(10,082)	52,774
Cash and cash equivalents, beginning period	66,619	152,024

Cash and cash equivalents, end of period	$56,537	$204,798

Supplemental disclosure of non-cash information
Common stock issued in connection with acquisitions	$3,723	$6,011
Stock received for manufacturing services	—	(1,250)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

     Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2005 is a 52-week year and fiscal 2004 was a 53-week year.

Basis of Presentation

     In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included therein. Certain prior-year amounts have been reclassified to conform to current-year presentation. The Company believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the three months ended April 3, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the provision and does not expect the adoption in the fourth quarter of fiscal 2005 will have a material impact on its results of operations or financial condition.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. It did not have a material impact on the Company’s financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Most public companies were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. The Company is currently evaluating which method to adopt. The adoption of SFAS No. 123(R)’s fair value method will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were zero for the three months ended April 3, 2005 and March 28, 2004.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend provision and intends to complete the analysis by the end of fiscal 2005. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on evaluating and recording impairment losses on debt and equity investments and requires additional disclosures for those investments. In September 2004, the FASB delayed the measurement and recognition provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective. The Company will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.

Accounting for Stock-Based Compensation

     The Company has a number of stock-based employee compensation plans and accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and the related interpretation. In certain instances, the Company reflects stock-based employee compensation cost in net income (loss). If there is any compensation under APB Opinion No. 25, the expense is amortized using an accelerated method prescribed under the rules of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The following table illustrates the effect on net income (loss) and related per-share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards:

	Three Months Ended
	April 3,	March 28,
(In thousands, except per-share amounts)	2005	2004

Net income (loss), as reported	$(68,796)	$26,480
Add: Total stock-based compensation expense reported in net income (loss), net of related tax effects (1)	1,776	1,232
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(11,784)	(20,062)

Pro forma net income (loss)	$(78,804)	$7,650

Net income (loss) per share:
Basic—as reported	$(0.53)	$0.22
Diluted—as reported	$(0.53)	$0.16
Basic—pro forma	$(0.60)	$0.06
Diluted—pro forma	$(0.60)	$0.06
Shares used in per-share calculation:
Basic—as reported	130,506	122,417
Diluted—as reported	130,506	171,832
Basic—pro forma	130,506	122,417
Diluted—pro forma	130,506	133,230

(1)   Amount for the three months ended April 3, 2005 includes (a) a non-cash stock compensation charge of $3.7 million in connection with the restructuring plan implemented in the first quarter of fiscal 2005 (see Note 4) and (b) a credit of $1.9 million primarily related to the reversal of the unamortized deferred stock-based compensation balance related to employees who have been terminated.

Change in Accounting Estimate

     During the first quarter of fiscal 2005, the Company determined that the useful lives of property and equipment for certain of its operations were longer than historically estimated. Accordingly, the Company revised the useful lives of the newly acquired equipment from 5 years to 7 years and the property from 10 months to 2 years beginning in the first quarter of fiscal 2005. Useful lives for those property and equipment acquired prior to the first quarter of fiscal 2005 remained unchanged. The impact of the revised useful lives resulted in a decrease of approximately $0.6 million in depreciation for the three months ended April 3, 2005.

NOTE 2 – BUSINESS COMBINATION

SMaL Camera Technologies, Inc. (“SMaL”)

     On February 14, 2005, the Company completed the acquisition of SMaL, a company specializing in the digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems and mobile phone cameras. SMaL is part of the Company’s Memory and Imaging Division segment (see Note 14 for the discussion of segment reporting).

     The fair value of assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of February 14, 2005, the effective date of the acquisition, and the results of operations of SMaL were included in the Company’s consolidated results of operations subsequent to February 14, 2005. There were no significant differences between the accounting policies of the Company and SMaL.

     The Company acquired 100% of the outstanding capital stock of SMaL in exchange for $42.5 million in cash. In addition, the Company assumed SMaL’s outstanding stock options and, in exchange, issued approximately 319,000 Cypress stock options with a fair value of $3.2 million. The fair value of the Cypress stock options was determined under the Black-Scholes model using the following assumptions: volatility of 75%, expected life of 1 to 3.75 years, and risk-free interest rate of 3.14%.

     Of the total Cypress stock options issued, approximately 166,000 were unvested. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the intrinsic value of these unvested options, totaling $0.8 million, was excluded from the purchase consideration and accounted for as deferred stock-based compensation, which is being amortized over the remaining vesting periods.

     The following table summarizes the total purchase consideration:

(In thousands)

Cash	$42,500
Fair value of stock options, net	2,373
Acquisition costs	443

Total purchase consideration	$45,316

     The allocation of the purchase consideration was as follows:

(In thousands)

Net tangible assets	$3,592
Acquired identifiable intangible assets:
Patents	5,200
Purchased technology	1,400
Customer contracts	800
Non-compete agreement	700
Trademarks and order backlog	300
In-process research and development charge	12,300
Goodwill	21,024

Total purchase consideration	$45,316

     Net tangible assets acquired consisted of the following:

(In thousands)

Cash and cash equivalents	$2,894
Trade accounts receivable, net	1,210
Inventories	1,398
Property and equipment	294
Other assets	420

Total assets acquired	6,216

Accounts payable	(982)
Other accrued expenses and liabilities	(1,642)

Total liabilities assumed	(2,624)

Net tangible assets acquired	$3,592

     In addition to the purchase consideration, the terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. Such payments will be accounted for as compensation and expensed in the appropriate periods. No charges related to the contingent consideration were recorded during the first quarter of fiscal 2005.

Acquired Identifiable Intangible Assets:

     The fair value of patents was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 5% and a discount rate of 38%. The fair value of patents is being amortized over 6 years on a straight-line basis.

     The fair value attributed to purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the technology using discount rates ranging from 25% to 30%. The fair value of purchased technology is being amortized over 4 years on a straight-line basis.

     The fair value attributed to customer contracts was determined using a cost approach method with a discount rate of 28%. The fair value of customer contracts is being amortized over 6 years on a straight-line basis.

     The fair value attributed to non-compete agreements was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows associated with the savings resulting from having the agreements in place, using a discount rate of 30%. The fair value of non-compete agreements is being amortized over 2 years on a straight-line basis.

In-Process Research and Development:

     The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects include the development of first generation automotive camera, and mobile phone sensor and modules.

     In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development. The Company allocated $12.3 million of the purchase price to the in-process research and development projects and wrote off the amount in the first quarter of fiscal 2005.

     The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using discount rates ranging from 35% to 45%, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

	Estimated Stage	Total Estimated	Estimated
Projects	of Completion	Costs to Complete	Completion Dates

First generation automotive camera	58%	$7.3 million	March 2006
Mobile phone sensor and modules	28%	$8.4 million	March 2006

Goodwill:

     SMaL offers industry-leading digital imaging solutions for a variety of business and consumer applications. The acquisition will significantly accelerate the Company’s entry into the high-volume complimentary metal oxide semiconductor image sensor business, and SMaL’s product line will complement new mobile phone products introduced by FillFactory NV, which the Company acquired in fiscal 2004. The result could position the Company to have the broadest line of image sensors currently available for the mobile phone market. These factors primarily contributed to a purchase price which resulted in goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment at least annually. Goodwill from the SMaL acquisition is not expected to be deductible for tax purposes.

Combined Pro Forma Information

     The following unaudited pro forma financial information presents the combined results of operations of the Company and certain acquired companies as if the acquisitions had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months ended
	April 3,	March 28,
(In thousands, except per-share amounts)	2005 (1)	2004 (2)

Revenues	$200,764	$262,486
Net income (loss)	$(72,899)	$22,855
Basic net income (loss) per share	$(0.56)	$0.19
Diluted net income (loss) per share	$(0.56)	$0.14

(1)	Includes the combined results of operations of the Company and SMaL. The combined results include the non-recurring in-process research and development charge of $12.3 million recorded in the period related to SMaL.

(2)	Includes the combined results of operations of the Company, SMaL and FillFactory NV, which the Company acquired in the third quarter of fiscal 2004 (see the 2004 Annual Report on Form 10-K for the discussion of the acquisition of FillFactory NV).

NOTE 3 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

     During the first quarter of fiscal 2005, the Company changed its internal organization and identified five new reportable business segments (see Note 14). The following table presents the changes in the carrying amount of goodwill under the reportable business segments:

(In thousands)	CCD	DCD	MID	SunPower	Other	Total

Balance at January 2, 2005	$128,357	$187,877	$63,167	$2,883	$—	$382,284
Goodwill acquired	—	—	21,024	—	—	21,024

Balance at April 3, 2005	$128,357	$187,877	$84,191	$2,883	$—	$403,308

     Goodwill acquired of $21.0 million during the first quarter of fiscal 2005 was related to SMaL (see Note 2).

Purchased Intangible Assets

     During the first quarter of fiscal 2005, the Company acquired SMaL (see Note 2). The acquisition resulted in a $1.4 million increase in gross value of purchased technology, a $0.7 million increase in gross value of non-compete agreement and a $6.3 million increase in gross value of patents, customer contracts, licenses and trademarks. The following table presents details of the Company’s total purchased intangible assets:

As of April 3, 2005
		Accumulated
(In thousands)	Gross	Amortization	Net

Purchased technology	$223,256	$(184,731)	$38,525
Non-compete agreements	19,415	(18,734)	681
Patents, customer contracts, licenses and trademarks	33,617	(9,123)	24,494
Other	5,062	(4,044)	1,018

Total purchased intangible assets	$281,350	$(216,632)	$64,718

As of January 2, 2005
		Accumulated
(In thousands)	Gross	Amortization	Net

Purchased technology	$221,856	$(178,748)	$43,108
Non-compete agreements	18,715	(18,596)	119
Patents, customer contracts, licenses and trademarks	27,318	(7,156)	20,162
Other	5,062	(3,732)	1,330

Total purchased intangible assets	$272,951	$(208,232)	$64,719

     Amortization expense for the three months ended April 3, 2005 and March 28, 2004 was $8.4 million and $10.1 million, respectively.

     The estimated future amortization expense of purchased intangible assets as of April 3, 2005 was as follows:

(In thousands)

2005 (remaining nine months)	$19,364
2006	15,103
2007	12,261
2008	9,171
2009	5,825
Thereafter	2,994

Total amortization expense	$64,718

NOTE 4 — RESTRUCTURING

Overview

     The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In addition, events and circumstances specific to the Company may result in restructuring charges.

     As of April 3, 2005, the Company had one active restructuring plan initiated in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). In addition, the Company has two other restructuring plans — one initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) – that have been substantially completed with reserves remaining only for lease payments for restructured facilities.

Fiscal 2005 Restructuring Plan

     During the first quarter of fiscal 2005, management implemented the Fiscal 2005 Restructuring Plan aimed to reorganize its internal structure and reduce operating costs as the Company continued to experience softness in demand in the semiconductor industry. The Fiscal 2005 Restructuring Plan primarily includes the following initiatives:

•	An internal organizational change which consolidate four product divisions into three;

•	Exiting certain building leases as a result of the internal reorganization;

•	A reduction in workforce as a result of both the internal reorganization and the Company’s plan to reduce the number of layers of management within the organization;

•	Removal and disposal of excess equipment from operations as a result of the internal reorganization; and

•	Removal and disposal of equipment related to Silicon Magnetic Systems (“SMS”), a subsidiary of Cypress, as a result of management’s decision to cease operations.

     The Company recorded total restructuring charges of $22.7 million in the first quarter of fiscal 2005, of which $8.8 million was related to the write-down of restructured property and equipment and $13.9 million was related to items as summarized below:

		Leased
(In thousands)	Disposal Costs	Facilities	Personnel	Total

Provision	$1,180	$893	$11,805	$13,878
Non-cash charges	—	—	(3,739)	(3,739)
Cash charges	—	—	(6,415)	(6,415)

Balance at April 3, 2005	$1,180	$893	$1,651	$3,724

Property and Equipment:

     The restructuring charges of $8.8 million consisted of:

1.	$5.2 million related to the write-down of excess property and equipment as a result of the internal reorganization; and

2.	$3.6 million related to the write-down of equipment due to the termination of the SMS operations (see “Termination of SMS Operations” below).

     During the first quarter of fiscal 2005, the Company recorded charges of $5.2 million related to the write-down of property and equipment that were removed from operations, resulting in a new cost basis of $1.3 million. In addition, the Company recorded disposal costs of $0.4 million. These assets consisted primarily of manufacturing and test equipment located in the Company’s manufacturing facility in Minnesota, as well as manufacturing and test equipment and prototype tools previously used in operations by Silicon Light Machines and SunPower, two subsidiaries of Cypress. As management has committed to plans to dispose of the assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. Fair value was determined by quoted market prices established by a third party. The assets were originally purchased based on internal forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used, as there was no indication of impairment. The Company used a contra account to record the adjustment to reflect the assets held for sale at their new cost basis. The contra account was included within property and equipment in the Condensed Consolidated Balance Sheets, thereby adjusting the assets held for sale to fair value less costs to sell, and not as a liability within the restructuring reserves. The Company expects to complete the disposal of the restructured assets by the end of fiscal 2005.

Termination of SMS Operations:

     During the first quarter of fiscal 2005, management approved a plan to cease operations of SMS, a subsidiary specializing in magnetic random access memories. SMS generated no revenues historically and as of the end of fiscal 2004, total assets, which primarily consisted of property and equipment, were less than 1% of the Company’s consolidated total assets.

     As a result of management’s decision to cease operations, the Company has committed to a plan to dispose of the assets by sale during the first quarter of fiscal 2005 and recorded charges of $3.6 million related to the write-down of the assets, resulting in a new cost basis of $3.2 million. In addition, the Company recorded disposal costs of $0.8 million. These assets consisted primarily of manufacturing and test equipment. The Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. Fair value was determined by quoted market prices established by a third party. The Company used a contra account to record the adjustment to reflect the assets held for sale at their new cost basis. The contra account was included within property and equipment in the Condensed Consolidated Balance Sheets, thereby adjusting the assets held for sale to fair value less costs to sell, and not as a liability within the restructuring reserves. The Company expects to complete the disposal of the restructured assets by the end of fiscal 2005.

     In addition, SMS had 29 employees, which were less than 1% of the Company’s total headcount. The Company expects to re-assign 20 of these employees to other functions within the organization and terminate the other 9 employees. As of April 3, 2005, two employees have been terminated and severance and benefits associated with these two employees have been accrued under the Fiscal 2005 Restructuring Plan.

Leased Facilities:

     During the first quarter of fiscal 2005, the Company recorded charges totaling $0.9 million for exiting leases related to a design center and a sales office in the United States. The Company estimated the costs of exiting such leases based on the contractual terms of the agreements, the current real estate market condition and the assumptions of sublease rental income. Amounts related to the lease expense will be paid over the respective lease terms through fiscal 2008.

Personnel:

     During the first quarter of fiscal 2005, the Company incurred charges of $11.8 million consisting of: (1) severance and benefits of $8.1 million associated with the reduction of the global workforce, and (2) a non-cash compensation charge of $3.7 million associated with the modification of stock option agreements for certain terminated employees. The reduction in workforce included a total of 219 employees, of which 76 employees were engaged in manufacturing, 92 employees in research and development, and 51 employees in selling general and administrative functions. Geographically, the reduction in workforce included 184 employees located in the U.S., 22 employees in the Philippines, and 13 in other countries. As of April 3, 2005, the Company has terminated 212 employees. The Company expects the payments related to severance and benefits to be completed by the end of the third quarter of fiscal 2005.

Fiscal 2002 Restructuring Plan and Fiscal 2001 Restructuring Plan

     As of December 28, 2003, the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan had been completed with accruals remaining only for restructured leased facilities and employee benefit payments. As of April 3, 2005, accruals remained only for leased facilities, which will decrease over time as the Company continues to make lease payments. See the 2004 Annual Report on Form 10-K for a detailed discussion of the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan.

     The following table summarizes the remaining restructuring accruals related to the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan:

	Fiscal 2002		Fiscal 2001
	Restructuring		Restructuring
	Plan		Plan
	Leased
(In thousands)	Facilities	Personnel	Leased Facilities	Total

Balance at December 28, 2003	$1,128	$554	$2,746	$4,428
Benefit	(56)	—	—	(56)
Cash charges	(68)	(299)	(328)	(695)

Balance at March 28, 2004	1,004	255	2,418	3,677
Cash charges	(87)	(52)	(366)	(505)

Balance at June 27, 2004	917	203	2,052	3,172
Benefit	—	(203)	—	(203)
Cash charges	(129)	—	(464)	(593)

Balance at September 26, 2004	788	—	1,588	2,376
Provision	353	—	—	353
Non-cash charges	22	—	—	22
Cash charges	(73)	—	(174)	(247)

Balance at January 2, 2005	1,090	—	1,414	2,504
Cash charges	(94)	—	(589)	(683)

Balance at April 3, 2005	$996	$—	$825	$1,821

Reconciliation

     The following table provides a reconciliation of activities presented in the rollforward tables above to the restructuring charges (credits) recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

Fiscal 2005 Restructuring Plan:
Provision	$22,709	$—
Fiscal 2002 Restructuring Plan:
Amounts included in the rollforward table:
Benefit	—	(56)
Other amounts not included in the rollforward table:
Disposal costs	—	(25)

Total restructuring charges (credits)	$22,709	$(81)

NOTE 5 – BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Accounts receivable, gross	$123,584	$110,883
Allowance for doubtful accounts and customer returns	(3,685)	(3,595)

Total accounts receivable, net	$119,899	$107,288

Inventories

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Raw materials	$9,452	$8,048
Work-in-process	62,692	63,888
Finished goods	25,047	27,773

Total inventories	$97,191	$99,709

Other Current Assets

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Employee stock purchase assistance plan, net	$45,951	$45,639
Deferred tax assets	29,555	29,702
Prepaid expenses	17,500	18,410
Other	12,292	18,235

Total other current assets	$105,298	$111,986

Other Assets

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Restricted cash	$62,775	$62,743
Key employee deferred compensation plan	21,664	22,000
Other	37,657	32,717

Total other assets	$122,096	$117,460

Other Current Liabilities

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Customer advances	$5,987	$6,151
Accrued interest payable	2,268	462
Sales representative commissions	3,979	4,210
Accrued royalties	3,227	2,618
Current portion of long-term debt	7,187	7,234
Key employee deferred compensation plan	25,574	25,547
Other	24,288	29,073

Total other current liabilities	$72,510	$75,295

Deferred Income Taxes and Other Tax Liabilities

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Deferred income taxes	$37,424	$33,514
Non-current tax liabilities	34,963	34,963

Total deferred income taxes and other tax liabilities	$72,387	$68,477

NOTE 6 – FINANCIAL INSTRUMENTS

     Available-for-sale securities were as follows:

		Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	Losses	Fair Market Value

As of April 3, 2005
Cash equivalents:
Federal agency notes	$3,262	$—	$—	$3,262
Corporate notes / bonds	8,632	—	—	8,632
Money market funds	22,904	—	—	22,904

Total cash equivalents	$34,798	$—	$—	$34,798

Short-term investments:
Federal agency notes	$54,294	$10	$(585)	$53,719
Corporate notes / bonds	77,267	1	(932)	76,336
Certificate of deposits	50	—	—	50

Total short-term investments	$131,611	$11	$(1,517)	$130,105

Total available-for-sale securities	$166,409	$11	$(1,517)	$164,903

		Gross Unrealized	Gross Unrealized
(In thousands)	Cost	Gains	Losses	Fair Market Value

As of January 2, 2005
Cash equivalents:
Federal agency notes	$4,121	$1	$(17)	$4,105
Money market funds	44,673	—	—	44,673
Certificate of deposits	7,048	—	—	7,048
Corporate notes / bonds	2,503	—	—	2,503

Total cash equivalents	$58,345	$1	$(17)	$58,329

Short-term investments:
Federal agency notes	$68,286	$19	$(411)	$67,894
Corporate notes / bonds	104,695	20	(839)	103,876
Auction rate securities	6,508	—	—	6,508

Total short-term investments	$179,489	$39	$(1,250)	$178,278

Total available-for-sale securities	$237,834	$40	$(1,267)	$236,607

     The Company classifies all available-for-sale securities as either cash equivalents or short-term investments as the investments are intended to be available for use in current operations.

     As of April 3, 2005, contractual maturities of the Company’s investments were as follows:

		Estimated
(In thousands)	Cost	Fair Value

Maturing in less than 1 year	$79,541	$78,946
Maturing in 2 to 3 years	52,070	51,159

Total	$131,611	$130,105

     Proceeds from sales and maturities of available-for-sale investments were $53.2 million and $33.0 million for the three months ended April 3, 2005 and March 28, 2004, respectively. Realized losses were $(0.2) million and zero for the three months ended April 3, 2005 and March 28, 2004, respectively.

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

	As of
	April 3, 2005		January 2, 2005
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Convertible subordinated notes	$599,998	$611,998	$599,998	$626,626
Collateralized debt instruments	11,574	11,574	13,924	13,924

Total	$611,572	$623,572	$613,922	$640,550

     The Company’s liabilities for all periods presented are the amounts shown as carrying values, not the estimated fair values.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

     The Company applies the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by

SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of April 3, 2005, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. The Company maintains self-insurance for certain liabilities of its officers and directors.

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

Product Warranties:

     The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates.

     The following table presents the changes in the Company’s warranty reserve activities:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

Beginning balance	$2,717	$2,364
Settlements made	(2,141)	(2,336)
Provisions made	2,605	2,704

Ending balance	$3,181	$2,732

Acquisition-Related Contingent Compensation

     The Company recorded acquisition-related contingent compensation charges of $1.0 million and $1.5 million for the three months ended April 3, 2005 and March 28, 2004, respectively, all of which were recorded in research and development. The status of the outstanding acquisition-related contingent compensation is as follows:

SMaL:

     The terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. Such payments will be accounted for as compensation and expensed in the appropriate periods. To date, no charges have been recorded related to the contingent consideration.

Cascade Semiconductor Corporation:

     The terms of the acquisition include contingent consideration of approximately $9.4 million payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007. Where the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment-vesting period. Employment-only contingent consideration is recognized over the employment-vesting period.

     To date, the Company recorded total charges of $5.6 million related to the contingent consideration, of which $0.8 million was recorded in the first quarter of fiscal 2005 and $4.8 million was recorded in fiscal 2004. The $5.6 million charges consisted of the following: (1) 155,000 shares valued at $1.6 million were issued in the fourth quarter of fiscal 2004, (2) 145,000 shares valued at $1.6 million were issued in the first quarter of fiscal 2005, and (3) an accrual of $2.4 million to be paid in cash or shares at the Company’s option as of April 3, 2005.

Sahasra Networks:

     The terms of the acquisition include provisions for contingent cash payments to employees and third parties of up to $2.3 million through December 2005 based on the amount of revenues generated by certain products in future periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid. Cash payments to employees for achievement of revenue targets require that payees remain employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods. To date, no payments have been recorded as achievement of product revenue targets has not been met.

     In addition, the agreement includes provisions for the contingent issuance to employees of up to 259,000 shares of the Company’s common stock based on the achievement of certain product development milestones. Issuance of shares to employees upon successful completion of product milestones requires that payees remained employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods.

     To date, the Company recorded total charges of $2.9 million related to contingent issuance of shares to employees, of which $0.2 million was recorded in the first quarter of fiscal 2005, $0.2 million was recorded in fiscal 2004, and $2.5 million was recorded prior to fiscal 2004. The $2.9 million charges consisted of the following: (1) 42,000 shares valued at $0.7 million were issued in the fourth quarter of fiscal 2004; (2) 39,000 shares valued at $0.8 million were issued in the first quarter of fiscal 2005; and (3) an accrual of $1.4 million for future issuance of shares as of April 3, 2005.

Synthetic Lease

     On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. This transaction, which qualifies for operating lease accounting treatment, replaced the three existing synthetic leases associated with these two facilities. There was no impact to the Company’s results of operations as a result of terminating the former leases and entering into the new lease. Lease obligations related to the replaced synthetic leases, totaling $61.4 million, were extinguished with existing restricted cash collateral, and a new synthetic lease obligation of $62.7 million with new restricted cash collateral was established as of the second quarter of fiscal 2003. The new synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. If the Company had exercised its right to purchase all the properties subject to the new synthetic lease at April 3, 2005, the Company would have been required to make a payment and record assets totaling $62.7 million (the “Termination Value”). If the Company exercised its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

     In accordance with FASB Interpretation No. 45, the Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million, which was recorded in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheet as of April 3, 2005.

     The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. During fiscal 2004, the Company performed the analysis and accrued a loss contingency of approximately $1.8 million in other long-term liabilities in the Condensed Consolidated Balance Sheets relating to the potential decline in the fair value of the facilities in California. The loss contingency was determined by management with the assistance of a market analysis performed by an independent appraisal firm. During the first quarter of fiscal 2005, the Company accrued an additional $0.3 million related to the loss contingency. As of April 3, 2005, the loss contingency accrual totaled $2.1 million.

     The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of April 3, 2005, the amount of restricted cash recorded was $62.8 million and was classified in other assets in the Condensed Consolidated Balance Sheet.

     During the first quarter of fiscal 2005, the Company amended its synthetic lease agreement, whereby amounts due under the Company’s convertible subordinated notes are excluded from certain financial covenant calculations under the amended agreement. As of April 3, 2005, the Company was in compliance with the financial covenants.

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

NOTE 8 – DEBT AND EQUITY TRANSACTIONS

Line of Credit

     In September 2003, the Company entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of April 3, 2005 and January 2, 2005, the outstanding balance related to the line of credit was zero and $4.0 million, respectively. In addition, as of April 3, 2005 and January 2, 2005, $0.3 million and

$0.4 million were outstanding, respectively, related to a standby letter of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at the Company’s election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of April 3, 2005, the Company was in compliance with all of the financial covenants. The Company’s obligations under the line of credit are guaranteed and secured by the common stock of certain of the Company’s subsidiaries. The Company intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

Option Contracts

     As of April 3, 2005, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in stockholders’ equity in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in July 2005. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21.0 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21.0 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended. During the three months ended April 3, 2005 and March 28, 2004, the Company received total premiums of zero and $1.7 million, respectively, upon extensions of the contracts. The amounts were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets.

Deferred Stock-Based Compensation

     In connection with the acquisition of SMaL in the first quarter of fiscal 2005, the Company recorded a provision of $0.8 million for deferred stock-based compensation as a result of the assumption of SMaL’s outstanding stock options (see Note 2). Deferred stock-based compensation is amortized on an accelerated basis over the vesting periods of the individual stock options or restricted stock, generally a period of four to five years, in accordance with FASB Interpretation No. 28.

     For the three months ended April 3, 2005 and March 28, 2004, the Company recorded an amortization credit of $1.9 million and an amortization expense of $1.2 million, respectively, all of which were recorded in research and development. The amortization credit recorded in the first quarter of fiscal 2005 was primarily attributable to the reversal of the unamortized deferred stock-based compensation balance related to employees who have been terminated.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive loss, net of tax, were as follows:

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Accumulated net unrealized losses on available-for-sale investments	$(904)	$(736)
Accumulated net unrealized losses on derivatives	(173)	(1,388)

Total accumulated other comprehensive loss	$(1,077)	$(2,124)

     The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

Net income (loss)	$(68,796)	$26,480
Net unrealized gains (losses) on available-for-sale investments	(168)	378
Net unrealized gains on derivatives	1,215	—

Total comprehensive income (loss)	$(67,749)	$26,858

NOTE 10 – FOREIGN CURRENCY DERIVATIVES

     The Company purchases capital equipment using foreign currencies and has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. The Company may use various hedge instruments from time to time to manage the exposures associated with forecasted purchases of equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The Company does not enter into derivative financial instruments for speculative or trading purposes.

     As of April 3, 2005, the Company’s hedge instruments consisted entirely of forward contracts. The Company calculates the fair value of its forward contracts based on forward rates from published sources.

     Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges, such that changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive loss in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive loss are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized losses on cash flow hedges recorded in accumulated other comprehensive loss, net of tax, was $(0.2) million and $(1.4) million as of April 3, 2005 and January 2, 2005, respectively. Cash flow hedges are tested for effectiveness each period on a spot to spot basis using dollar-offset method and both the excluded time value and any ineffectiveness are recorded in other income and (expense), net. The changes in excluded time value were $(0.1) million and zero for the three months ended April 3, 2005 and March 28, 2004, respectively. No ineffectiveness was recorded for the three months ended April 3, 2005 and March 28, 2004. As of April 3, 2005 and January 2, 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $29.0 million and $34.0 million, respectively, related to forecasted Euro revenue transactions. The maturity dates of the outstanding contracts range from June 2005 to February 2006.

     The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of April 3, 2005 and January 2, 2005, the Company held forward contracts with an aggregate notional value of $11.0 million and $0.7 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities. Aggregate net foreign exchange gains (losses) on hedging the foreign currency remeasurement gains (losses) of $(0.4) million and $0.4 million were included in other income and (expense), net in the Condensed Consolidated Statements of Operations for the three months ended April 3, 2005 and March 28, 2004, respectively.

NOTE 11 – PROVISION FOR INCOME TAXES

     The Company’s effective rate of income tax expense was 0.5% for the first quarter of fiscal 2005 and 6.5% for the first quarter of fiscal 2004. The tax provision for the first quarter of fiscal 2005 was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries, offset in part by amortization of a deferred tax liability associated with purchased intangibles in a foreign country.

     The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

     The tax provision for the first quarter of fiscal 2004 was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries.

     The future tax benefit of certain losses and other deferred tax assets are not currently recognized due to management’s assessment of the likelihood of realization of these benefits. The Company’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

NOTE 12 – 2001 EMPLOYEE STOCK PURCHASE ASSISTANCE PLAN

     On May 3, 2001, the Company’s stockholders approved the adoption of the 2001 employee stock purchase assistance plan (the “SPAP”). The SPAP became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP. The loans were granted to executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Loans to executive officers represented approximately 4.3% of the total original loans granted. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was secured by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually.

     As the loans are at interest rates below the estimated market rate, the Company recorded compensation expense to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. For the three months ended April 3, 2005 and March 28, 2004, compensation expense was $0.5 million and $0.5 million, respectively. In addition, the Company records interest income on the outstanding loan balances. Accrued interest outstanding totaled $7.5 million and $7.0 million as of April 3, 2005 and January 2, 2005, respectively. Loans outstanding (including accrued interest) under the SPAP, net of allowance for uncollectible accounts, were $46.0 million and $45.6 million as of April 3, 2005 and January 2, 2005, respectively. This balance is classified as current assets in the Condensed Consolidated Balance Sheets.

     The Company has established an allowance for uncollectible accounts representing an amount for estimated uncollectible balances, with changes in the allowance for uncollectible accounts recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. To date, there have been immaterial write-offs. The allowance for uncollectible accounts was $8.5 million as of both April 3, 2005 and January 2, 2005.

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

NOTE 13 – NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share and diluted net loss per common share are computed using the weighted-average common shares outstanding for the period. Diluted net income per common share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 3,	March 28,
(In thousands, except per-share amounts)	2005	2004

Basic:
Net income (loss)	$(68,796)	$26,480

Weighted-average common shares	130,506	122,417

Basic net income (loss) per share	$(0.53)	$0.22

Dilutive:
Net income (loss)	$(68,796)	$26,480
Interest on convertible subordinated notes, net of taxes	—	1,315
Bond issuance costs on convertible subordinated notes, net of taxes	—	651
Other	—	(119)

Net income (loss) for diluted computation	$(68,796)	$28,327

Weighted-average common shares	130,506	122,417
Effect of dilutive securities:
Convertible subordinated notes	—	33,103
Stock options	—	16,091
Other	—	221

Adjusted weighted-average common shares and assumed conversions	130,506	171,832

Diluted net income (loss) per share	$(0.53)	$0.16

Convertible Subordinated Notes:

1.25% Convertible Subordinated Notes (“1.25% Notes”):

     For the three months ended April 3, 2005, approximately 33.1 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive.

     For the three months ended March 28, 2004, diluted net income per share included approximately 33.1 million shares assuming conversion of the 1.25% Notes and payment of the $300 portion of each note in cash rather than common stock. Each $1,000 principal value 1.25% Notes issued in June 2003 is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. The Company, at its option, may pay the $300 in shares of common stock, subject to certain conditions. The Company currently intends to pay the $300 in cash rather than shares of common stock. As a result, for purposes of determining the Company’s diluted earnings per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, net income in the diluted computation was adjusted by 70% of the interest expense and bond issuance costs.

3.75% Convertible Subordinated Notes (“3.75% Notes”):

     For the three months ended March 28, 2004, approximately 1.1 million shares of common stock issuable upon the assumed conversion of the 3.75% Notes were excluded from the calculation of diluted net income per share as the effect was anti-dilutive.

     The Company redeemed all of the 3.75% Notes in December 2004.

Stock Options:

     For the three months ended April 3, 2005, all outstanding options of approximately 46.1 million shares were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive.

     For the three months ended March 28, 2004, approximately 25.0 million of the Company’s stock options outstanding were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the periods, and therefore, their inclusion would have been anti-dilutive.

NOTE 14 – SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

     The Company designs, develops, manufactures and markets a broad range of solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During the first quarter of fiscal 2005, in conjunction with the 2005 Restructuring Plan, the Company redefined its internal organizational structure and identified five reportable business segments based on the criteria of SFAS No. 131. The five reportable business segments are as follows:

•	Computation and Consumer Division (“CCD”):	a product division focusing on the clock, universal serial bus and programmable system-on-chip products;

•	Data Communications Division (“DCD”):	a product division focusing on the specialty memories, programmable logic devices and network search engine products;

•	Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products;

•	SunPower Corporation (“SunPower”):	a subsidiary of Cypress specializing in silicon solar cells and modules; and

•	Other:	includes Silicon Light Machines, a subsidiary of Cypress, Silicon Valley Technology Center, a division of Cypress, and certain foundry-related services performed by the Company on behalf of others.

     Information for the three months ended March 28, 2004 has been restated to conform with the current-period presentation. The Company does not allocate restructuring, acquisition-related costs, interest and other income and expense, and income taxes to its segments. In addition, the Company does not allocate assets to the segments as the Company does not manage its business this way. The following tables set forth information relating to the reportable business segments:

Net Revenues:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

CCD	$65,989	$78,357
DCD	41,419	56,263
MID	74,005	105,718
SunPower	11,042	1,589
Other	7,849	12,466

Total net revenues	$200,304	$254,393

Income (Loss) Before Income Taxes:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

CCD	$777	$15,702
DCD	1,544	12,245
MID	(17,462)	15,790
SunPower	(4,078)	(4,571)
Other	(3,575)	(88)
Unallocated items:
Restructuring costs (credits)	(22,709)	81
Acquisition-related costs	(20,700)	(10,090)
Interest income	2,550	2,595
Interest expense	(2,173)	(2,868)
Other expense	(2,659)	(475)

Income (loss) before income taxes	$(68,485)	$28,321

Geographical Information:

     International revenues accounted for approximately 69% and 64% of total net revenues for the three months ended April 3, 2005 and March 28, 2004, respectively.

Customer Information:

     Sales to U.S. and non-U.S. based distributors accounted for approximately 51% and 47% of total net revenues for the three months ended April 3, 2005 and March 28, 2004, respectively.

     The following table presents certain information on the Company’s significant customers who accounted for more than 10% of total net revenues:

	Three Months Ended
	April 3,	March 28,
	2005	2004

Number of significant customers	2	1
Percentage of total net revenues	15% and 11%	15%

NOTE 15 – EXCHANGE OF STOCK OPTIONS AND RESTRICTED STOCK

     Prior to the first quarter of fiscal 2005, certain of the Company’s executive officers held stock options in SLM and restricted stock in Cypress Microsystems (“CMS”). Both SLM and CMS are subsidiaries of Cypress. During the first quarter of fiscal 2005, the Company exchanged stock options and restricted stock held in SLM and CMS by its executive officers with Cypress stock options. The awards’ aggregate intrinsic value immediately after the exchange was not greater than the awards’ aggregate intrinsic value immediately before the modification and the ratio of the exercise price per share to the market value per share was not reduced. In accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion N. 25 and FASB Interpretation No. 44,” the exchange resulted in a new measurement date. However, since the Cypress stock options were granted at or above the fair market value of the common stock, the new measurement date did not result in any stock compensation expense.

     Under the exchange, SLM cancelled 99,000 vested stock options and 201,000 unvested stock options. In exchange for the forfeited options, the Company granted 1,500 vested Cypress stock options and 3,000 unvested Cypress stock options to the executive officers. CMS repurchased a total of 1,000,000 restricted shares, of which approximately 771,000 shares were vested and 229,000 shares were unvested. In exchange for the forfeited shares, the Company granted 1,700 vested Cypress stock options and 500 unvested Cypress stock options to the executive officers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, which are discussed in the “Forward-Looking Statements” section under Part I of this Quarterly Report on Form 10-Q.

Executive Summary

     We design, develop, manufacture and market a broad range of solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. Our product portfolio includes wired and wireless universal serial bus devices, image sensors, timing solutions, network search engines, specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and solar cells.

     During the first quarter of fiscal 2005, we reorganized our internal structure and identified five new business segments: Computation and Consumer Division (“CCD”), Data Communications Division (“DCD”), Memory and Imaging Division (“MID”), SunPower Corporation (“SunPower”), and Other:

•	CCD:	a product division focusing on the clock, universal serial bus and programmable system-on-chip products;

•	DCD:	a product division focusing on the specialty memories, programmable logic devices and network search engine products;

•	MID:	a product division focusing on our memory and image sensor products;

•	SunPower:	a subsidiary of Cypress specializing in silicon solar cells and modules; and

•	Other:	includes Silicon Light Machines, a subsidiary of Cypress, Silicon Valley Technology Center, a division of Cypress, and certain foundry-related services performed by us on behalf of others.

     The goals of the reorganization are to achieve the following objectives:

•	a cost reduction via the consolidation of four product divisions into three;

•	enhanced market focus by targeting two of our three product divisions on an end market;

•	the improvement of our clock business through its incorporation into another division; and

•	the separation of SunPower as a fourth division.

     During the first quarter of fiscal 2005, we completed the acquisition of SMaL Camera Technologies, Inc. (“SMaL”). SMaL offers industry-leading digital imaging solutions for a variety of business and consumer applications. The acquisition will significantly accelerate our entry into the high-volume complimentary metal oxide semiconductor image sensor business, and SMaL’s product line will complement new mobile phone products introduced by FillFactory NV, which we acquired in fiscal 2004. The result could position us with the broadest line of image sensors currently available for the mobile phone markets.

     Revenues for the three months ended April 3, 2005 were $200.3 million, a decrease of $54.1 million compared to the three months ended March 28, 2004. Net loss for the three months ended April 3, 2005 was $68.8 million, compared to net income of $26.5 million for the three months ended March 28, 2004. With the exception of SunPower, revenues declined in all of our business segments quarter-over-quarter, with most of our revenue shortfall attributable to a decrease in sales of memory products to the wireless handset market, which experienced softness towards the end of the quarter. We currently expect revenues for the second quarter of fiscal 2005 to be approximately 5% to 12.5% higher than revenues in the first quarter of fiscal 2005 primarily as a result of the following factors:

•	we expect an increase in sales in the CCD segment, driven by increased demand on our programmable-system-on-chip, clock, and universal serial bus products;

•	revenues in our MID segment are expected to improve primarily due to image sensor and static random access memory products and the overall improvement in cell phone demand. In addition, the segment will also benefit from the contribution of a full quarter of revenues from SMaL; and

•	SunPower will continue to ramp its 25-megawatt manufacturing line in our facility in the Philippines and we expect continued growth for SunPower based on sustained demand for its products.

     We currently expect gross margin percentage in the second quarter of fiscal 2005 to increase to the 40% to 43% range primarily due to the sequential increase in sales as discussed above, improvement of factory utilization and the full impact of the cost reduction measures under our restructuring plan implemented in the first quarter of fiscal 2005.

     From a liquidity and capital resources standpoint, management has emphasized generating a positive cash flow from operations. Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of the end of the first quarter of fiscal 2005, total cash, cash equivalents, short-term investments and restricted cash were $249.4 million, a $58.2 million reduction from the end of fiscal 2004. This decrease was primarily due to cash used to fund operations, the acquisition of SMaL, capital investment and repayment of borrowings.

     Subsequent to the announcement of our preliminary results for the three months ended April 3, 2005 in a press release dated April 21, 2005, we recorded an additional non-cash stock compensation charge for modifications to the vested stock options of certain employees terminated under the Q1-FY2005 restructuring plan. This resulted in an additional charge of approximately $3.7 million and increased our previously announced net loss of $65.1 million to $68.8 million for the three months ended April 3, 2005. This adjustment has been reflected in our Condensed Consolidated Financial Statements.

Results of Operations

Net Revenues

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

CCD	$65,989	$78,357
DCD	41,419	56,263
MID	74,005	105,718
SunPower	11,042	1,589
Other	7,849	12,466
Total net revenues	$200,304	$254,393

CCD:

     For the three months ended April 3, 2005, revenues from the sales of CCD products decreased $12.4 million, or 16%, compared to the same prior-year period. This was primarily attributable to a $5.4 million decrease in sales of our universal serial bus products, $4.3 million in sales of our frequency timing generator products, and $3.6 million in sales of our timing distribution products. The decreases in universal serial bus and frequency timing generator sales were driven mainly by a reduction in unit demand as a result of inventory build-up in the channel, and the decrease in timing distribution product sales was primarily due to lower average selling prices (“ASPs”). The decrease in sales was partially offset by an increase of $1.0 million in sales of our programmable system-on-chip products, which was primarily driven by an increase in unit demand as we continue to penetrate into new markets.

DCD:

     For the three months ended April 3, 2005, revenues from the sales of DCD products decreased $14.8 million, or 26%, compared to the same prior-year period. This decrease was across most of the DCD product families, but was primarily attributable to decreases of $4.8 million in our multi-port products and $6.4 million in our programmable logic device products. The decrease in sales of our multi-port and programmable logic device products was primarily due to reductions in unit demand.

MID:

     For the three months ended April 3, 2005, revenues from the sales of MID products decreased $31.7 million, or 30%, compared to the same prior-year period. The decrease was attributable to a reduction in memory product sales of $38.9 million, offset by image sensor product sales of $7.2 million.

     The decrease in memory product sales period-over-period was primarily due to the decline in customer demand in the wireless handset market, which resulted in a decline of $27.1 million in sales for our micropower products and $5.1 million in sales for our pseudo-SRAM products for cell phones. The decline in sales for our micropower products was attributable to both a decline in unit demand and ASP, and the decline in sales for our pseudo-SRAM products was primarily driven by a decline in ASP.

     Image sensor sales were $7.2 million and zero for the three months ended April 3, 2005 and March 28, 2004, respectively. Our acquisition of FillFactory NV and SMaL in the third quarter of fiscal 2004 and the first quarter of fiscal 2005, respectively, accounted for all our image sensor sales in the three months ended April 3, 2005. Prior to these acquisitions, we did not sell image sensor products.

SunPower:

     For the three months ended April 3, 2005, revenues from SunPower increased $9.5 million, or 595%, compared with the same prior-year period. The increase was primarily attributable to the increase of $8.1 million sales in the solar cell products. SunPower began shipping the A-300 solar cells in the fourth quarter of fiscal 2004 and continued to ramp its initial 25-megawatt manufacturing line in the Philippines. In an effort to keep pace with strong customer demand, SunPower began construction on facilities and infrastructure upgrades to support a second 25-megawatt solar cell line in the Philippines.

Other:

     For the three months ended April 3, 2005, revenues decreased $4.6 million, or 37%, compared to the same prior-year period. The decrease was primarily attributable to a decline of $4.3 million in revenues generated by our subsidiary Silicon Light Machines (“SLM”), as royalty revenues from Sony Corporation to SLM for the use of certain SLM’s technology came to an end during the fourth quarter of fiscal 2004.

Cost of Revenues/Gross Margin

     For the three months ended April 3, 2005, cost of revenues was $126.6 million, compared with $123.4 million for the corresponding fiscal 2004 period. This resulted in gross margin of 37% for the three months ended April 3, 2005, compared with 52% for the corresponding fiscal 2004 period. The decline in gross margin as a percentage of sales was primarily due to ASP erosion and the decline in sales, which resulted in reduced factory loadings and under-absorption of factory fixed costs. In addition, our gross margin was also negatively impacted by an increase in costs related to SunPower upon the commencement of production at the manufacturing facility in the Philippines in the fourth quarter of fiscal 2004.

Inventory Reserves:

     Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business including our inventory profile. The table below sets forth the gross margin and the impact of inventory adjustments on gross margin.

	Three Months Ended
	April 3,	March 28,
	2005	2004
(In millions)

Gross margin	$73.7	$131.0
Impact of inventory adjustments, net: benefit (write-down)	$(3.9)	$8.1

     The balance of reserved inventory on hand was $28.8 million and $29.4 million as of April 3, 2005 and January 2, 2005, respectively.

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

     In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve for balance sheet purposes. In accordance with Staff Accounting Bulletin No. 100, the contra asset account is relieved at the time the inventory is either sold or scrapped. We have formal programs to periodically scrap reserved inventory. At April 3, 2005, the remaining reserve represented excess and obsolete inventories that have not been scrapped or sold.

Research and Development

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

Research and development	$58,040	$63,158
As a percentage of revenues	29.0%	24.8%

     For the three months ended April 3, 2005, research and development (“R&D”) expenses decreased $5.1 million compared to the three months ended March 28, 2004. The decrease in R&D expenditures was primarily due to a $1.9 million credit in amortization of deferred stock-based compensation as a result of the reversal of the unamortized balance associated with terminated employees. In addition, the decrease was attributable to a $2.7 million decrease in SunPower’s R&D expense as a result of the completion of certain R&D efforts related to a product line in the fourth quarter of fiscal 2004.

Selling, General and Administrative

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

Selling, general and administrative	$38,409	$28,797
As a percentage of revenues	19.2%	11.3%

     For the three months ended April 3, 2005, selling, general and administrative (“SG&A”) expenses increased $9.6 million compared to the three months ended March 28, 2004. SG&A expenses in the first quarter of fiscal 2004 reflected a benefit of $7.7 million related to the reduction in the loan reserve under the employee stock purchase assistance plan. In addition, during the first quarter of fiscal 2005, we incurred an increase of $1.1 million in outside service fees primarily related to the Sarbanes-Oxley Act requirements, which was offset by a decline of $1.2 million in sales commission due to lower sales.

Restructuring

     The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In addition, events and circumstances specific to the Company may result in restructuring charges.

     As of April 3, 2005, we had one active restructuring plan initiated in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). In addition, we have two other restructuring plans — one initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”) – that have been substantially completed with reserves remaining only for lease payments for restructured facilities. For additional information on these events, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

     The full impact of the cost reduction measures implemented under the Fiscal 2005 Restructuring Plan will take effect beginning in the second quarter of fiscal 2005. We expect to generate total cost savings of approximately $19 million per quarter beginning in the second quarter of fiscal 2005.

Amortization of Intangible Assets

     Intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from 2 to 6 years. For the three months ended April 3, 2005, amortization decreased $1.7 million, or 17%, compared with the corresponding fiscal 2004 period. The decrease was primarily attributable to a $3.4 million decrease in amortization of purchased technology and non-compete agreements, partially offset by an increase of $1.6 million in amortization of patents, customer contracts, licenses and trademarks.

In-Process Research and Development Charges

     For the three months ended April 3, 2005, we recorded $12.3 million of in-process research and development charges relating to our acquisition of SMaL. No in-process research and development charges were recorded for the three months ended March 28, 2004.

     In-process research and development projects related to SMaL include the development of first generation automotive cameras and mobile phone sensor and modules. In assessing the projects, we considered key characteristics of the technology as well as its future prospects, the rate of technology changes in the industry, product life cycles, and various projects’ stage of development. We allocated $12.3 million of the purchase price to the in-process research and development projects and wrote off the amount in the first quarter of fiscal 2005 as technology feasibility has not been established and no alternative future uses existed.

     The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using discount rates ranging from 35% to 45%, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

	Estimated Stage	Total Estimated	Estimated
Projects	of Completion	Costs to Complete	Completion Dates
First generation automotive camera	58%	$7.3 million	March 2006
Mobile phone sensor and modules	28%	$8.4 million	March 2006

Status of In-Process Research and Development Projects:

SMaL:

     To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of April 3, 2005, we have incurred total costs of approximately $6.6 million to date related to the in-process research and development projects and estimate that an additional investment of approximately $9.1 million will be required to complete the projects. We expect to complete the projects by March 2006, which is within the timeframe as originally estimated.

FillFactory:

     To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of April 3, 2005, we have incurred total costs of approximately $11.7 million to date related to the in-process research and development projects and estimate that an additional investment of approximately $2.4 million will be required to complete the projects. We expect to complete the projects by January 2006, which is within the timeframe as originally estimated.

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

Interest Income

     Interest income consists primarily of interest earned on cash equivalents, short-term investments and restricted investment. In addition, interest income includes interest earned on our loans to employees under the employee stock purchase assistance plan.

     Interest income was $2.6 million for both the three months ended April 3, 2005 and March 28, 2004. During the three months ended April 3, 2005, interest income from cash and investments increased $0.2 million compared with the three months ended March 28, 2004. The increase was offset by a decrease in interest income of $0.2 million related to our loans to employees under the employee stock purchase assistance plan.

Interest Expense

     Interest expense is primarily associated with our convertible subordinated notes and collateralized debt instruments.

     For the three months ended April 3, 2005, interest expense was $2.2 million compared with $2.9 million during the same prior-year period. The decrease in interest expense period-over-period was primarily attributable to a $0.6 million decrease in interest expense associated with the 3.75% convertible subordinated notes (“3.75% Notes”), as we redeemed all of the outstanding 3.75% Notes during the fourth quarter of fiscal 2004.

     As of April 3, 2005, $600.0 million of our 1.25% convertible subordinated notes (“1.25% Notes”) were outstanding.

Other Expense

     The following table summarizes the components of other expense:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

Amortization of bond issuance costs	$(930)	$(1,024)
Equity in net income of partnership investment	—	422
Investment impairment charge	(421)	—
Foreign exchange loss	(444)	(53)
Gain (loss) on investments held in trust for employee-elected deferred compensation	(856)	114
Minority interest	(7)	—
Other	(1)	66

Total other expense	$(2,659)	$(475)

     For the three months ended April 3, 2005, other expense increased $2.2 million compared with the same prior-year period primarily due to an increase in investment impairment charge, foreign exchange loss and loss on investments held in trust for employee-elected deferred compensation.

     The investment impairment charge of $0.4 million was attributable to the write-down of our investment in a privately-held development stage company. Our ability to recover our investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are ultimately accepted, as well as their ability to obtain venture capital funding to continue operations. We periodically review our investments for impairment and in the event the carrying value of an investment exceeds its fair value and the decline is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. This impairment analysis includes assessment of each investee’s financial condition, the business prospects for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing, and the impact of any relevant contractual equity preferences held by us or other investors.

     During the periods from fiscal 1999 to 2001, we made investments in several privately-held development stage companies whose valuations subsequently proved to be high. As the equity markets continued to decline significantly, these development stage companies were either unable to raise additional funding and therefore forced to cease operations, or were able to obtain additional funding but at a valuation lower than the carrying amount of our investments. During the first quarter of fiscal 2005, the carrying amount of our investment in a privately-held development stage company exceeded its fair value and we determined that the decline in value was other-than-temporary. We recorded an impairment charge of $0.4 million, which represented the total amount of the write-down to the fair value of our investment in the investee. The fair value was based on the new share price of the additional funding from third parties obtained by the investee.

Provision for Income Taxes

     Our effective rate of income tax expense was 0.5% for the first quarter of fiscal 2005 and 6.5% for the first quarter of fiscal 2004. The tax provision for the first quarter of fiscal 2005 was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries, offset in part by amortization of a deferred tax liability associated with purchased intangibles in a foreign country.

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

     The tax provision for the first quarter of fiscal 2004 was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries.

     The future tax benefit of certain losses and other deferred tax assets are not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Liquidity and Capital Resources

     The following table summarizes information regarding our cash and investments, working capital and long-term debt:

	As of
	April 3,	January 2,
(In thousands)	2005	2005

Cash, cash equivalents and short-term investments	$186,642	$244,897
Restricted cash	62,775	62,743

Total	$249,417	$307,640

Working capital	$285,032	$330,270
Long-term debt (excluding current portion)	$604,282	$606,724

Key Components of Cash Flows:

	Three Months Ended
	April 3,	March 28,
(In thousands)	2005	2004

Net cash flow generated from (used in) operating activities	$(11,227)	$35,127
Net cash flow generated from (used for) investing activities	(6,974)	1,831
Net cash flow generated from financing activities	8,119	15,816

Net increase (decrease) in cash and cash equivalents	$(10,082)	$52,774

     During the three months ended April 3, 2005, net cash used in operations was $11.2 million, compared with $35.1 million generated from operations during the same prior-year period. The $46.4 million decrease was primarily attributable to a net loss incurred during the current period, adjusted for certain non-cash items and changes in operating assets and liabilities.

     During the three months ended April 3, 2005, investing activities used cash of $7.0 million, compared to $1.8 million generated from investing activities during the same prior-year period. During the three months ended April 3, 2005, we used $15.2 million for the acquisitions of property and equipment and $39.6 million for our acquisition of SMaL, net of cash received. These uses of cash were partially offset by proceeds of $47.9 million from sales and maturities of investments, net of purchases.

     During the three months ended April 3, 2005, net cash generated from financing activities was $8.1 million, compared to $15.8 million during the same prior-year period. During the three months ended April 3, 2005, we received proceeds of $14.4 million from the issuance of shares upon exercise of stock options by employees and used $6.3 million for the repayment of debt.

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

     We have $600.0 million of aggregate principal amount in the 1.25% Notes that are due in June 2008. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of April 3, 2005, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

     On June 27, 2003, we entered into a synthetic operating lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at April 3, 2005, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for these leases. As of April 3, 2005, the amount of restricted cash was $62.8 million, which was classified as a non-current asset in the Condensed Consolidated Balance Sheets.

     In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of April 3, 2005, no amount was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of April 3, 2005, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and secured by the common stock of certain of our subsidiaries. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

     During fiscal 2003, we entered into certain long-term loan agreements primarily with two lenders with an aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants. As of April 3, 2005, the aggregate principal outstanding was $11.6 million and we were in compliance with the covenants.

     In February 2005, we completed the acquisition of 100% of the outstanding capital stock of SMaL. We acquired SMaL for a total cash consideration of $39.6 million, net of cash received.

     Several of our acquisitions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue project milestones. As of April 3, 2005, total outstanding contingent compensation that could be paid in cash under our acquisition agreements assuming all contingencies are met was $31.1 million.

Capital Resources and Financial Condition:

     Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, at the end of the first quarter of fiscal 2005, in addition to the $56.5 million in cash and cash equivalents, we had $130.1 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $186.6 million. We had an additional $62.8 million of restricted cash related to our synthetic lease for a total cash, investment and restricted cash position of $249.4 million. As of April 3, 2005, we had outstanding $600.0 million in principal amount of our 1.25% Notes.

     We believe that liquidity provided by existing cash, cash equivalents, investments, and our borrowing arrangements described above will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

     We may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

Off-Balance Sheet Arrangements:

     Synthetic Lease

     On June 27, 2003, we entered into a synthetic operating lease agreement for manufacturing and office facilities located in Minnesota and California. The synthetic lease enables us to lease rather than acquire the facilities. This results in improved cash flow through lower lease payments compared to expending much more cash in a direct acquisition of the properties. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is in June 2008. If we had exercised our right to purchase all the properties subject to the synthetic lease at April 3, 2005, we would have been required to make a payment and record assets totaling $62.7 million (the “Termination Value”). If we had exercised our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

     We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. During fiscal 2004, we performed the analysis and accrued a loss contingency of approximately $1.8 million in other long-term liabilities on the Condensed Consolidated Balance Sheet relating to the potential decline in the fair value of the facilities in California. The loss contingency was determined by management with the assistance of a market analysis performed by an independent appraisal firm. During the first quarter of fiscal 2005, we accrued an additional $0.3 million related to the loss contingency. As of April 3, 2005, the loss contingency accrual totaled $2.1 million.

     We are required to maintain restricted cash or investments to serve as collateral for this lease. As of April 3, 2005, the amount of restricted cash recorded was $62.8 million and was classified in other assets on the Condensed Consolidated Balance Sheet.

     During the first quarter of fiscal 2005, we amended the synthetic lease agreement, whereby amounts due under our 1.25% Notes are excluded from certain financial covenant calculation under the revised agreement. As of April 3, 2005, we were in compliance with the financial covenants.

Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We are currently evaluating the provision and do not expect the adoption in the fourth quarter of fiscal 2005 will have a material impact on our results of operations or financial condition.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. It did not have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Most public companies were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. The adoption of SFAS No. 123(R)’s fair value method will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were zero for the three months ended April 3, 2005 and March 28, 2004.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We are currently studying the impact of the one-time favorable foreign dividend provision and intend to complete the analysis by the end of fiscal 2005. Accordingly, we have not adjusted our income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings we may make.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on evaluating and recording impairment losses on debt and equity investments and requires additional disclosures for those investments. In September 2004, the FASB delayed the measurement and recognition provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective. We will evaluate the impact of EITF Issue No. 03-01 once final guidance is issued.

Risk Factors

We face periods of industry-wide semiconductor over-supply that harm our results.

     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. During the second half of fiscal 2004 and continuing into the first quarter of fiscal 2005, we experienced a rapid softening of demand for our products that may represent the beginning of such a period of over-supply. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of our operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the downturn that began in early 2001, we restructured our manufacturing operations and administrative areas in the third quarter of fiscal 2001 and fourth quarter of fiscal 2002 to increase cost efficiency with the goal of maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. In addition, in response to the softening in market conditions, management implemented a plan to restructure our organization in the first quarter of fiscal 2005. When these cycles occur, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

     Our continued success depends in large part on the continued growth of various electronics industries that use our semiconductors, including the following industries:

•	networking equipment;

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory and image sensor;

•	solar cell products and

•	consumer electronics, automotive electronics and industrial controls.

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

     The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment that is marked by erosion of average selling prices over the lives of each product and rapid technological change resulting in limited product life cycles. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

     A primary cause of this highly competitive environment is the strength of our competitors. The industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. We face competition from other domestic and foreign high-performance integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in markets that are important to us. We believe that there is a variety of competing technologies under development by other companies that could result in lower manufacturing costs than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products and semiconductors generally.

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

Problems in the performance or availability of other companies we hire to perform certain manufacturing and transport tasks can seriously harm our financial performance.

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

     While a high percentage of our products are assembled, packaged and tested at our manufacturing facility located in the Philippines, we rely on independent subcontractors to assemble, package and test the balance of our products. We cannot be certain that these subcontractors will continue to assemble, package and test products for us on acceptable economic and quality terms or at all and it might be difficult for us to find alternatives if they do not do so.

     We also rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. Transport or delivery problems due to their error or because of unforeseen interruptions in their business due to factors such as strikes, political instability, terrorism, natural disasters or accidents could seriously harm our business, financial condition and results of operations and ultimately impact our relationship with our customers.

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

If the market for solar power products takes longer to develop than we anticipate or does not develop at all, or if we fail to compete successfully in the solar power market, our revenue and profitability could be adversely affected.

     The market for solar power products manufactured by SunPower is emerging and rapidly evolving. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SunPower’s products or solar power products generally fails to develop sufficiently or at all, our revenues and profitability could be affected adversely. In addition, demand for solar power products in the markets and geographic regions we target may develop more slowly than we anticipate or not at all. The solar cell market has not historically been a part of Cypress’s core semiconductor business. If we are unable to keep pace with this rapidly evolving industry, our results of operations could suffer. Many factors will influence the adoption of solar power technology as well as our ability to compete in the solar power products market, including:

•	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	our success in developing new products and manufacturing technologies;

•	our ability to continue to ramp our manufacturing capacities;

•	the quality and price of our products;

•	the availability of the raw materials, including silicon, used in the production of solar cell products;

•	the number and nature of our competitors and general economic conditions;

•	our access to and the availability of capital;

•	success of alternative power generation technologies;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of, and dependence on, subsidies and other incentives provided by various governmental agencies.

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

     International revenues accounted for 69% and 64% of our total revenues for the three months ended April 3, 2005 and March 28, 2004, respectively. Our Philippine fabrication, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Most public companies were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005.

     The implementation of SFAS No. 123(R) beginning in the first quarter of fiscal 2006 will have a significant adverse impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We may fail to integrate our business and technologies with those of companies that we have recently acquired and that we may acquire in the future.

     We completed one acquisition during the first quarter of fiscal 2005 and three in fiscal 2004. We may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

     We have outstanding loans, consisting of principal and cumulative accrued interest, of $54.4 million as of April 3, 2005, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, there have been immaterial bad debt write-offs. As of April 3, 2005, we had an allowance for uncollectible accounts against these loans of $8.5 million. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

     The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow and balance sheet hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. During fiscal 2004, we entered into a series of Euro forward contracts to hedge expected cash flow from one of our subsidiaries. The total notional amount of the contracts was $29.0 million as of April 3, 2005. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in approximately a $2.9 million loss on these contracts.

     All of the potential changes noted above were based on sensitivity analyses performed on our balances as of April 3, 2005.

Equity Options

     At April 3, 2005, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in stockholders’ equity in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in July 2005. Upon expiration of the options, if our stock price is above the threshold price of $21.0 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21.0 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended. For the three months ended April 3, 2005 and March 28, 2004, we received total premiums of zero and $1.7 million, respectively, upon extensions of the contracts. The amounts were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets.

Investments in Privately-Held Companies

     We have invested in several privately-held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of April 3, 2005, the carrying value of our investments in development stage companies was $8.4 million.

     As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.

     The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges of $0.4 million and zero for the three months ended April 3, 2005 and March 28, 2004, respectively, as we deemed the decline in values was other-than-temporary.

     Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations and we may in the future incur additional impairments to our equity investments in privately-held companies.

Stock Purchase Assistance Plan

     At the end of the first quarter of fiscal 2005, other current assets included $54.4 million of principal and cumulative accrued interest relating to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the chief executive officer and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of April 3, 2005, we had an allowance for uncollectible accounts against these loans of $8.5 million. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. As of April 3, 2005, the carrying value of the loans exceeded the underlying common stock collateral by $27.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

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

     Based on their evaluation as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information required by this item is included in Note 7 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table sets forth information with respect to repurchases of our common stock made during the first quarter of fiscal 2005:

			Total number of
			shares purchased as	Total dollar value of shares
	Total number of		part of publicly	that may yet be purchased
Periods	shares purchased	Average price paid per share	announced programs	under the programs
January 3, 2005 – January 30, 2005	—	$—	—	$15,000,000
January 31, 2005 – February 27, 2005	—	—	—	15,000,000
February 28, 2005 – April 3, 2005	—	—	—	15,000,000

Total	—	—	—	15,000,000

     On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that we had during the first quarter of fiscal 2005.

     During the first quarter of fiscal 2005, we issued approximately 292,000 unregistered shares of our common stock in connection with the acquisition of Cascade Semiconductor Corporation. The issuances were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(10) thereof. No underwriters were used in connection with the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Bylaws of Cypress Semiconductor Corporation.
10.1	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005

Cypress Semiconductor Corporation
By:	/s/ Emmanuel Hernandez
Emmanuel Hernandez
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Bylaws of Cypress Semiconductor Corporation.
10.1	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.