Form 10-Q
period 2005-07-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2005-08-12
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10079
CYPRESS SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2885898
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
198 Champion Court, San Jose, California 95134
(Address of principal executive offices and zip code)
(408) 943-2600
(Registrant’s telephone number, including area code)
3901 North First Street, San Jose, California 95134
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
Yes ☒ No ☐
The total number of shares of the registrant’s common stock outstanding as of August 1, 2005 was 133,650,713.

PART I – FINANCIAL INFORMATION
Forward-Looking Statements
     The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to sustained demand for Cypress and SunPower products, our ability to develop new products, the general economy and its impact on the market segments we serve, the changing environment and cycles of the semiconductor industry, competitive pricing, the successful integration and achievement of the objectives of acquired businesses, cost goals emanating from manufacturing efficiencies, the adequacy of cash and working capital, risks related to investing in development stage companies, and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, information, beliefs or intention regarding future events and our financial performance. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above and in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS
CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
(Unaudited)

	July 3,	January 2,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$63,351	$66,619
Short-term investments	113,025	178,278

Total cash, cash equivalents and short-term investments	176,376	244,897
Accounts receivable, net	128,152	107,288
Inventories	83,136	99,709
Other current assets	108,047	111,986

Total current assets	495,711	563,880

Property, plant and equipment, net	427,337	444,651
Goodwill	403,308	382,284
Intangible assets, net	57,605	64,719
Other assets	126,324	117,460

Total assets	$1,510,285	$1,572,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,341	$78,624
Accrued compensation and employee benefits	36,287	42,750
Other current liabilities	63,446	75,295
Deferred income on sales to distributors	29,513	33,426
Income taxes payable	1,987	3,515

Total current liabilities	193,574	233,610

Convertible subordinated notes	599,997	599,998
Deferred income taxes and other tax liabilities	73,290	68,477
Other long-term liabilities	22,126	10,551

Total liabilities	888,987	912,636

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,443 and 142,157 shares issued; 133,189 and 128,493 shares outstanding at July 3, 2005 and January 2, 2005, respectively	1,424	1,421
Additional paid-in-capital	1,159,565	1,149,267
Deferred stock compensation	(1,101)	(1,989)
Accumulated other comprehensive income (loss)	498	(2,124)
Accumulated deficit	(440,556)	(306,312)

	719,830	840,263
Less: shares of common stock held in treasury, at cost; 9,254 and 13,664 shares at July 3, 2005 and January 2, 2005, respectively	(98,532)	(179,905)

Total stockholders’ equity	621,298	660,358

Total liabilities and stockholders’ equity	$1,510,285	$1,572,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Revenues	$220,506	$264,269	$420,810	$518,662
Costs and expenses:
Cost of revenues	129,556	124,855	256,205	248,215
Research and development	57,043	66,797	115,083	129,955
Selling, general and administrative	36,791	38,823	75,200	67,519
Restructuring costs (credits)	4,986	—	27,695	(81)
Amortization of intangible assets	7,113	9,607	15,513	19,798
In-process research and development charge	—	—	12,300	—

Total costs and expenses	235,489	240,082	501,996	465,406

Operating income (loss)	(14,983)	24,187	(81,186)	53,256
Interest income	2,499	2,688	5,049	5,282
Interest expense	(2,094)	(2,710)	(4,267)	(5,578)
Other expense, net	(1,197)	(657)	(3,856)	(1,131)

Income (loss) before income taxes	(15,775)	23,508	(84,260)	51,829
Benefit from (provision for) income taxes	521	(1,528)	210	(3,369)

Net income (loss)	$(15,254)	$21,980	$(84,050)	$48,460

Net income (loss) per share:
Basic	$(0.12)	$0.18	$(0.64)	$0.39
Diluted	$(0.12)	$0.13	$(0.64)	$0.30
Weighted-average common shares outstanding:
Basic	132,081	123,366	131,293	122,892
Diluted	132,081	167,467	131,293	169,649
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3,	June 27,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(84,050)	$48,460
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	76,010	86,360
Amortization (reversal) of deferred stock-based compensation	(1,334)	2,413
Impairment of investments	821	—
Impairment related to synthetic lease	609	—
In-process research and development charge	12,300	—
Loss on disposal of property, plant and equipment, net	762	8
Employee stock purchase assistance plan (“SPAP”) interest	(827)	(1,050)
Decrease in SPAP allowance	—	(7,752)
Changes in foreign currency derivatives	235	10
Gain on changes in fair value of warrants	(120)	—
Non-cash restructuring charges (credits)	19,148	(81)
Stock received for manufacturing services	—	(2,500)
Deferred income taxes and other tax liabilities	14	73
Other adjustments	(483)	(1,279)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(19,956)	(39,088)
Inventories, net	18,096	4,993
Other assets	1,704	408
Accounts payable and other accrued liabilities	(14,011)	2,502
Deferred income on sales to distributors	(3,912)	6,866
Income taxes payable	(1,528)	(932)

Net cash flow generated from operating activities	3,478	99,411

Cash flow from investing activities:
Purchase of investments	(48,640)	(82,527)
Proceeds from sale or maturities of investments	114,046	41,991
Cash received from (used for) acquisitions, net	(39,606)	955
Acquisitions of property, plant and equipment	(50,775)	(54,282)
Proceeds from collection of SPAP loans	—	28,183
Other investments	(4,000)	6

Net cash flow used for investing activities	(28,975)	(65,674)

Cash flow from financing activities:
Repayment of borrowings	(8,152)	(3,571)
Conversion of convertible subordinated notes	(1)	—
Issuance of common shares	30,382	21,109
Structured purchase of options, net	—	1,790
Repayment of notes to stockholders, net	—	127

Net cash flow generated from financing activities	22,229	19,455

Net increase (decrease) in cash and cash equivalents	(3,268)	53,192
Cash and cash equivalents, beginning period	66,619	152,024

Cash and cash equivalents, end of period	$63,351	$205,216

Supplemental disclosure of non-cash information:
Common stock issued for acquisitions	$4,039	$6,011
Stock received for manufacturing services	—	2,500
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
     Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2005 is a 52-week year and fiscal 2004 was a 53-week year. The second quarter of fiscal 2005 ended on July 3, 2005 and the second quarter of fiscal 2004 ended on June 27, 2004.
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
     The results of operations for the three and six months ended July 3, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in the first quarter of fiscal 2006 will have a material impact on its consolidated results of operations and financial condition.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the provision and does not expect the adoption of Interpretation No. 47 in the fourth quarter of fiscal 2005 will have a material impact on its results of operations or financial condition.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123(R), “Share-Based Payment” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. It did not have a material impact on the Company’s financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. The Company is currently evaluating which method to adopt. The adoption of SFAS No. 123(R) will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) using the modified retrospective application for all prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for the six months ended July 3, 2005 and June 27, 2004.
     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time foreign dividend provision and intends to complete the analysis by the end of fiscal 2005. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.
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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per-share amounts)	2005	2004	2005	2004
Net income (loss), as reported	$(15,254)	$21,980	$(84,050)	$48,460
Add: Total stock-based compensation expense reported in net income (loss), net of related tax effects (see Note 8)	3,613	1,181	5,389	2,413
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(18,692)	(19,921)	(31,649)	(39,983)

Pro forma net income (loss)	$(30,333)	$3,240	$(110,310)	$10,890

Net income (loss) per share:
Basic—as reported	$(0.12)	$0.18	$(0.64)	$0.39
Diluted—as reported	(0.12)	0.13	(0.64)	0.30
Basic—pro forma	(0.23)	0.03	(0.84)	0.09
Diluted—pro forma	(0.23)	0.01	(0.84)	0.07
Shares used in per-share calculation:
Basic—as reported	132,081	123,366	131,293	122,892
Diluted—as reported	132,081	167,467	131,293	169,649
Basic—pro forma	132,081	123,366	131,293	122,892
Diluted—pro forma	132,081	127,320	131,293	130,275
Change in Accounting Estimate
     During the first quarter of fiscal 2005, the Company determined that the useful lives of certain equipment and production assets used in certain of its manufacturing operations were longer than historically estimated. Accordingly, the Company revised the useful lives of the newly acquired equipment from 5 years to 7 years and the production assets from 10 months to 2 years beginning in the first quarter of fiscal 2005. Useful lives for those equipment and production assets acquired prior to the first quarter of fiscal 2005 remained unchanged. The impact of the revised useful lives resulted in a decrease of approximately $0.9 million and $1.4 million in depreciation for the three and six months ended July 3, 2005, respectively.
NOTE 2 — BUSINESS COMBINATION
     The Company completed the acquisition of SMaL Camera Technologies, Inc. (“SMaL”) during the first quarter of fiscal 2005. No acquisition was completed during other periods presented.
SMaL
     On February 14, 2005, the Company completed the acquisition of SMaL, a company specializing in the digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems and mobile phone cameras. SMaL is part of the Company’s MID segment (see Note 14).
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

     The following table summarizes the total purchase consideration:

(In thousands)
Cash	$42,500
Fair value of stock options, net of intrinsic value of unvested portion	2,373
Acquisition costs	443

Total purchase consideration	$45,316

     The allocation of the purchase consideration was as follows:

(In thousands)
Net tangible assets	$3,592
Acquired identifiable intangible assets:
Patents	5,200
Purchased technology	1,400
Customer contracts	800
Non-compete agreement	700
Trademarks and order backlog	300
In-process research and development charge	12,300
Goodwill	21,024

Total purchase consideration	$45,316

     Net tangible assets consisted of the following:

(In thousands)
Cash and cash equivalents	$2,894
Trade accounts receivable, net	1,210
Inventories	1,398
Property and equipment	294
Other assets	420

Total assets acquired	6,216

Accounts payable	(982)
Other accrued expenses and liabilities	(1,642)

Total liabilities assumed	(2,624)

Total net tangible assets	$3,592

     In addition to the purchase consideration, the terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. Such payments will be accounted for as compensation and expensed in the appropriate periods. See Note 7 for the discussion of the status of the contingent consideration.
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

	Stage of	Total Costs Incurred	Total Estimated	Estimated
Projects	Completion	as of Acquisition Date	Costs to Complete	Completion Dates
First generation automotive camera	58%	$4.2 million	$3.1 million	March 2006
Mobile phone sensor and modules	28%	2.4 million	6.0 million	March 2006
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
Combined Pro Forma Information
     In addition to the acquisition of SMaL during the first quarter of fiscal 2005, the Company completed the acquisition of FillFactory NV during the third quarter of fiscal 2004 and the buy-out of the minority interests in SunPower during the fourth quarter of fiscal 2004. The following unaudited pro forma financial information presents the combined results of operations of the Company, SMaL and FillFactory NV as if the acquisitions had occurred as of the beginning of the periods presented. The historical results of operations of SunPower have already been consolidated into the Company’s results beginning in fiscal 2003.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per-share amounts)	2005	2004 (2)	2005 (1)	2004 (2)
Revenues	$220,506	$273,504	$421,270	$536,081
Net income (loss)	(15,254)	18,775	(88,153)	41,635
Basic net income (loss) per share	(0.12)	0.15	(0.67)	0.34
Diluted net income (loss) per share	(0.12)	0.12	(0.67)	0.26

(1)	Includes the combined results of operations of the Company and SMaL. The combined results include the non-recurring in-process and development charge related to SMaL.

(2)	Includes the combined results of operations of the Company, SMaL and FillFactory NV. The combined results do not include the non-recurring in-process and development charge for FillFactory NV as the acquisition occurred in the third quarter of fiscal 2004.
     The unaudited pro forma financial information presented above is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have actually been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.
NOTE 3 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
     During the first quarter of fiscal 2005, the Company changed its internal organization and identified five new reportable business segments (see Note 14). The following table presents the changes in the carrying amount of goodwill under the reportable business segments:

(In thousands)	CCD	DCD	MID	SunPower	Other	Total
Balance at January 2, 2005	$128,357	$187,877	$63,167	$2,883	$—	$382,284
Goodwill acquired	—	—	21,024	—	—	21,024

Balance at July 3, 2005	$128,357	$187,877	$84,191	$2,883	$—	$403,308

     Goodwill of $21.0 million acquired during the first half of fiscal 2005 was related to SMaL (see Note 2).
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
As of July 3, 2005:

		Accumulated
(In thousands)	Gross	Amortization	Net
Purchased technology	$223,256	$(189,914)	$33,342
Non-compete agreements	19,415	(18,830)	585
Patents, customer contracts, licenses and trademarks	33,617	(10,851)	22,766
Other	5,062	(4,150)	912

Total purchased intangible assets	$281,350	$(223,745)	$57,605

As of January 2, 2005:

		Accumulated
(In thousands)	Gross	Amortization	Net
Purchased technology	$221,856	$(178,748)	$43,108
Non-compete agreements	18,715	(18,596)	119
Patents, customer contracts, licenses and trademarks	27,318	(7,156)	20,162
Other	5,062	(3,732)	1,330

Total purchased intangible assets	$272,951	$(208,232)	$64,719

     Amortization expense for the three and six months ended July 3, 2005 was $7.1 million and $15.5 million, respectively. Amortization expense for the three and six months ended June 27, 2004 was $9.6 million and $19.8 million, respectively.

     The estimated future amortization expense of purchased intangible assets as of July 3, 2005 was as follows:

(In thousands)
2005 (remaining six months)	$12,126
2006	15,346
2007	12,262
2008	9,172
2009	5,742
Thereafter	2,957

Total amortization expense	$57,605

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
     As of July 3, 2005, the Company had one active restructuring plan initiated in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). In addition, the Company has two other restructuring plans — one initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). Both the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan have been substantially completed with reserves remaining for lease payments for restructured facilities.
Fiscal 2005 Restructuring Plan
     During the first quarter of fiscal 2005, management implemented the Fiscal 2005 Restructuring Plan aimed to reorganize its internal structure and reduce operating costs as the Company continued to experience softness in demand in the semiconductor industry. The Fiscal 2005 Restructuring Plan primarily includes the following initiatives:
•	An internal organizational change which consolidated four product divisions into three and reorganized the sales and marketing function to support the product divisions;

•	Exiting certain building leases as a result of the internal reorganization;

•	A reduction in workforce as a result of both the internal reorganization and the Company’s plan to reduce the number of layers of management within the organization;

•	Removal and disposal of excess equipment from operations as a result of the internal reorganization; and

•	Removal and disposal of equipment related to Silicon Magnetic Systems (“SMS”), a subsidiary of Cypress, as a result of management’s decision to cease operations of SMS.
     The Company recorded total restructuring charges of $22.7 million in the first quarter of fiscal 2005, consisting of $8.8 million related to the write-down of restructured property and equipment and $13.9 million related to other items as summarized in the table below. During the second quarter of fiscal 2005, the Company recorded additional provisions of $5.0 million, consisting of $0.1 million related to the write-down of restructured property and equipment and $4.9 million related to other items as summarized in the table below.

		Leased
(In thousands)	Disposal Costs	Facilities	Personnel	Other	Total
Provision	$1,180	$893	$11,805	$—	$13,878
Non-cash charges	—	—	(3,739)	—	(3,739)
Cash payments	—	—	(6,415)	—	(6,415)

Balance at April 3, 2005	1,180	893	1,651	—	3,724
Provision	—	282	3,866	730	4,878
Non-cash charges	—	—	(3,432)	—	(3,432)
Cash payments	—	(199)	(667)	—	(866)

Balance at July 3, 2005	$1,180	$976	$1,418	$730	$4,304

Property and Equipment:
     The restructuring charge of $8.8 million in the first quarter of fiscal 2005 consisted of:
1.	$5.2 million related to the write-down of excess property and equipment as a result of the internal reorganization; and

2.	$3.6 million related to the write-down of equipment due to the termination of the SMS operations (see “Termination of SMS Operations” below).
     During the first quarter of fiscal 2005, the Company recorded charges of $5.2 million related to the write-down of property and equipment that were removed from operations, resulting in a new cost basis of $1.3 million. In addition, the Company recorded disposal costs of $0.4 million. These assets consisted primarily of manufacturing and test equipment located in the Company’s manufacturing facility in Minnesota, as well as manufacturing and test equipment and prototype tools previously used in operations by Silicon Light Machines and SunPower, two subsidiaries of Cypress. As management has committed to plans to dispose of the assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. The assets were originally purchased based on internal forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used, as there was no indication of impairment. The Company used a contra account to record the adjustment to reflect the assets held for sale at their new cost basis. The contra account was included within property and equipment in the Condensed Consolidated Balance Sheets, thereby adjusting the assets held for sale to fair value less costs to sell, and not as a liability within the restructuring reserves. The Company expects to complete the disposal of the restructured assets by the end of fiscal 2005.
     During the second quarter of fiscal 2005, the Company closed a design center in Europe and recorded a charge of $0.1 million related to the write-down of miscellaneous property and equipment that were removed from operations.
Termination of SMS Operations:
     During the first quarter of fiscal 2005, management approved a plan to cease operations of SMS, a subsidiary specializing in magnetic random access memories. SMS generated no revenues historically and as of the end of fiscal 2004, total assets, which primarily consisted of property and equipment, were less than 1% of the Company’s consolidated total assets.
     As a result of management’s decision to cease operations, the Company had committed to a plan to dispose of the assets by sale during the first quarter of fiscal 2005 and recorded charges of $3.6 million related to the write-down of the assets, resulting in a new cost basis of $3.2 million. In addition, the Company recorded disposal costs of $0.8 million. These assets consisted primarily of manufacturing and test equipment. The Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used, as there was no indication of impairment. The Company expects to complete the disposal of the restructured assets by the end of fiscal 2005.
     In addition, SMS had 29 employees, which were less than 1% of the Company’s total headcount. The Company re-assigned twenty employees to other functions within the organization and terminated nine employees.
Leased Facilities:
     During the first quarter of fiscal 2005, the Company recorded charges totaling $0.9 million for exiting leases related to a design center and a sales office in the United States. During the second quarter of fiscal 2005, the Company closed one additional design center in Europe as a result of the Fiscal 2005 Restructuring Plan and recorded additional charges of $0.3 million related to the lease and certain closing costs. The Company estimated the costs of exiting leases based on the contractual terms of the agreements, the current real estate market condition and the assumptions of sublease rental income, if applicable. Amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.
Personnel:
     During the first quarter of fiscal 2005, the Company incurred charges of $11.8 million consisting of: (1) severance and benefits of $8.1 million associated with the reduction of the global workforce, and (2) a non-cash compensation charge of $3.7 million associated with the modification of stock option agreements for certain terminated employees. During the second quarter of fiscal 2005, the Company recorded an additional provision of $3.9 million consisting of: (1) severance and benefits of $0.9 million as the Company identified and terminated additional employees, and (2) a non-cash compensation charge of $3.0 million associated with the modification of stock option agreements for certain terminated employees.
     The Company identified and terminated 219 employees in the first quarter of fiscal 2005 and 35 employees in the second quarter of fiscal 2005. In total, the reduction in workforce included 254 employees, of which 78 employees were engaged in manufacturing, 120 employees in research and development, and 56 employees in selling general and administrative functions. Geographically, the reduction in workforce included 209 employees located in the U.S., 22 employees in the Philippines, and 23 in other countries. Of the 254 terminated employees, 248 employees have left the Company as of July 3, 2005. The Company expects the majority of the payments related to severance and benefits to be completed by the end of fiscal 2005.
     The Company may identify and terminate additional employees in future periods as it continues to evaluate its organizational structure under the Fiscal 2005 Restructuring Plan.
Other:
     As part of the reorganization of the worldwide sales force under the Fiscal 2005 Restructuring Plan, the Company recorded a charge of $0.7 million associated with the termination of a contract with a sales representative in Europe during the second quarter of fiscal 2005. The termination fee is expected to be paid by the end of fiscal 2005.
Fiscal 2002 Restructuring Plan and Fiscal 2001 Restructuring Plan
     As of December 28, 2003, the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan had been completed with accruals remaining only for restructured leased facilities and employee benefit payments. As of July 3, 2005, accruals remained only for leased facilities, which will decrease over time as the Company continues to make lease payments. See the 2004 Annual Report on Form 10-K for a detailed discussion of the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan.
     The following table summarizes the remaining restructuring accruals related to the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan:

	Fiscal 2002		Fiscal 2001
	Restructuring		Restructuring
	Plan		Plan
	Leased		Leased
(In thousands)	Facilities	Personnel	Facilities	Total
Balance at December 28, 2003	$1,128	$554	$2,746	$4,428
Benefit	(56)	—	—	(56)
Cash payments	(68)	(299)	(328)	(695)

Balance at March 28, 2004	1,004	255	2,418	3,677
Cash payments	(87)	(52)	(366)	(505)

Balance at June 27, 2004	917	203	2,052	3,172
Benefit	—	(203)	—	(203)
Cash payments	(129)	—	(464)	(593)

Balance at September 26, 2004	788	—	1,588	2,376
Provision	353	—	—	353
Non-cash charges	22	—	—	22
Cash payments	(73)	—	(174)	(247)

Balance at January 2, 2005	1,090	—	1,414	2,504
Cash payments	(94)	—	(589)	(683)

Balance at April 3, 2005	996	—	825	1,821
Cash payments	(139)	—	(481)	(620)

Balance at July 3, 2005	$857	$—	$344	$1,201

Reconciliation
     The following table reconciles the restructuring charges (credits) recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
Fiscal 2005 Restructuring Plan:
Amounts included in the rollforward table:
Provision	$4,878	$—	$18,756	$—
Amounts not included in the rollforward table:
Property and equipment	108	—	8,939	—
Fiscal 2002 Restructuring Plan:
Amounts included in the rollforward table:
Benefit	—	—	—	(56)
Amounts not included in the rollforward table:
Disposal costs	—	—	—	(25)

Total restructuring charges (credits)	$4,986	$—	$27,695	$(81)

NOTE 5 — BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Accounts receivable, gross	$131,591	$110,883
Allowance for doubtful accounts and customer returns	(3,439)	(3,595)

Total accounts receivable, net	$128,152	$107,288

Inventories

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Raw materials	$11,119	$8,048
Work-in-process	50,559	63,888
Finished goods	21,458	27,773

Total inventories	$83,136	$99,709

Other Current Assets

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Employee stock purchase assistance plan, net	$46,466	$45,639
Deferred tax assets	29,408	29,702
Prepaid expenses	19,770	18,410
Other	12,403	18,235

Total other current assets	$108,047	$111,986

Other Assets

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Restricted cash	$63,225	$62,743
Key employee deferred compensation plan	21,580	22,000
Other	41,519	32,717

Total other assets	$126,324	$117,460

Other Current Liabilities

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Customer advances	$6,309	$6,151
Accrued interest payable	393	462
Sales representative commissions	3,141	4,210
Accrued royalties	1,337	2,618
Current portion of long-term debt	6,446	7,234
Key employee deferred compensation plan	25,565	25,547
Other	20,255	29,073

Total other current liabilities	$63,446	$75,295

Deferred Income Taxes and Other Tax Liabilities

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Deferred income taxes	$38,327	$33,514
Non-current tax liabilities	34,963	34,963

Total deferred income taxes and other tax liabilities	$73,290	$68,477

NOTE 6 — FINANCIAL INSTRUMENTS
     Available-for-sale securities were as follows:

		Gross Unrealized	Gross Unrealized
As of July 3, 2005:	Cost	Gains	Losses	Fair Market Value
(In thousands)
Cash equivalents:
Corporate notes / bonds	$22,628	$—	$—	$22,628
Money market funds	33,454	—	—	33,454

Total cash equivalents	$56,082	$—	$—	$56,082

Short-term investments:
Federal agency notes	$45,318	$8	$(343)	$44,983
Corporate notes / bonds	68,717	—	(725)	67,992
Certificate of deposits	50	—	—	50

Total short-term investments	$114,085	$8	$(1,068)	$113,025

Long-term equity investment (1)	$2,360	$134	$—	$2,494

Total available-for-sale securities	$172,527	$142	$(1,068)	$171,601

(1)	This long-term equity investment is recorded in other assets in the Condensed Consolidated Balance Sheets.

		Gross Unrealized	Gross Unrealized
As of January 2, 2005:	Cost	Gains	Losses	Fair Market Value
(In thousands)
Cash equivalents:
Federal agency notes	$4,121	$1	$(17)	$4,105
Money market funds	44,673	—	—	44,673
Certificate of deposits	7,048	—	—	7,048
Corporate notes / bonds	2,503	—	—	2,503

Total cash equivalents	$58,345	$1	$(17)	$58,329

Short-term investments:
Federal agency notes	$68,286	$19	$(411)	$67,894
Corporate notes / bonds	104,695	20	(839)	103,876
Auction rate securities	6,508	—	—	6,508

Total short-term investments	$179,489	$39	$(1,250)	$178,278

Total available-for-sale securities	$237,834	$40	$(1,267)	$236,607

     The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.
     During the fourth quarter of fiscal 2004, the Company reclassified all auction rate securities from cash equivalents to short-term investments. The reclassification had no impact on the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2004. The impact on the Condensed Consolidated Statements of Cash Flows was an increase of $0.9 million in cash used for investing activities for the six months ended June 27, 2004.
     As of July 3, 2005, contractual maturities of the Company’s short-term debt investments were as follows:

		Estimated
(In thousands)	Cost	Fair Value
Maturing in less than 1 year	$79,992	$79,468
Maturing in 2 to 3 years	34,093	33,557

Total	$114,085	$113,025

     Realized losses were $0.1 million and $0.3 million for the three and six months ended July 3, 2005, respectively, and zero for the three and six months ended June 27, 2004.
     Proceeds from sales and maturities of available-for-sale investments were $114.0 million and $42.0 million for the six months ended July 3, 2005 and June 27, 2004, respectively.
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
     The carrying amounts and estimated fair values are as follows:

	As of
	July 3, 2005		January 2, 2005
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Convertible subordinated notes	$599,997	$642,777	$599,998	$626,626
Collateralized debt instruments	9,772	9,772	13,924	13,924

Total	$609,769	$652,549	$613,922	$640,550

     The Company’s liabilities for all periods presented are the amounts shown as carrying values, not the estimated fair values.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Guarantees and Product Warranties
     The Company applies the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of July 3, 2005, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. The Company maintains self-insurance for certain liabilities of its officers and directors.
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
     The following table presents the changes in the Company’s warranty reserve activities:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
Beginning balance	$3,181	$2,732	$2,717	$2,364
Settlements made	(918)	(2,438)	(3,059)	(4,774)
Provisions made	657	2,971	3,262	5,675

Ending balance	$2,920	$3,265	$2,920	$3,265

Acquisition-Related Contingent Compensation
     The Company recorded acquisition-related contingent compensation charges of $1.2 million and $2.2 million for the three and six months ended July 3, 2005, respectively, and $1.7 million and $3.2 million for the three and six months ended June 27, 2004, respectively. Substantially all acquisition-related contingent compensation charges were recorded as research and development expenses. The status of the acquisition-related contingent compensation is as follows:
SMaL:
     The terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment-vesting period. Such payments will be accounted for as compensation and expensed in the appropriate periods. The Company recorded no expense in the first quarter of fiscal 2005 and a charge of $0.3 million in the second quarter of fiscal 2005 related to the achievement of individual performance milestones and employment.
Cascade Semiconductor Corporation:
     The terms of the acquisition include contingent consideration of approximately $9.4 million payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment-vesting period. Employment-only contingent consideration is recognized over the employment-vesting period.
     To date, the Company recorded total charges of $6.3 million related to the contingent consideration, of which $0.7 million and $1.5 million were recorded in the second quarter and first six months of fiscal 2005, respectively, and $4.8 million was recorded in fiscal 2004. The $6.3 million charges consisted of the following: (1) 155,000 shares of the Company’s common stock valued at $1.6 million were issued in the fourth quarter of fiscal 2004, (2) 145,000 shares of the Company’s common stock valued at $1.6 million were issued in the first quarter of fiscal 2005, and (3) an accrual of $3.1 million to be paid in cash or shares at the Company’s option as of July 3, 2005.
Sahasra Networks:
     The terms of the acquisition include provisions for contingent cash payments to employees and third parties of up to $2.3 million through December 2005 based on the amount of revenues generated by certain products in future periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid. Cash payments to employees for achievement of revenue targets require that individuals remain employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods. To date, no payments have been recorded as achievements of product revenue targets have not been met.
     In addition, the agreement includes provisions for the contingent issuance to employees of up to 259,000 shares of the Company’s common stock based on the achievement of certain product development milestones. Issuance of shares to employees upon successful completion of product milestones requires that individuals remained employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods.
     To date, the Company recorded total charges of $3.1 million related to the contingent consideration, of which $0.2 million and $0.4 million were recorded in the second quarter and first six months of fiscal 2005, respectively, $0.2 million was recorded in fiscal 2004, and $2.5 million was recorded prior to fiscal 2004. The $3.1 million charges consisted of the following: (1) 42,000 shares of the Company’s common stock valued at $0.7 million were issued in the fourth quarter of fiscal 2004; (2) 39,000 shares of the Company’s common stock valued at $0.8 million were issued in the first quarter of fiscal 2005; (3) 41,000 shares of the Company’s common stock valued at $0.9 million were issued in the second quarter of fiscal 2005; and (4) an accrual of $0.7 million for future issuance of shares as of July 3, 2005.
Synthetic Lease
     On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, the Company may extend the lease if the lessor allows. If the Company had exercised its right to purchase all the properties subject to the new synthetic lease at July 3, 2005, the Company would have been required to make a payment and record assets totaling $62.7 million (the “Termination Value”). If the Company exercised its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).
     In accordance with FASB Interpretation No. 45, the Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million, which was recorded in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets.
     The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. During fiscal 2004, the Company performed the analysis and accrued a loss contingency of approximately $1.8 million in other long-term liabilities in the Condensed Consolidated Balance Sheets relating to the potential decline in the fair value of the facilities in California. The loss contingency was determined by management with the assistance of a market analysis performed by an independent appraisal firm. During the second quarter and first half of fiscal 2005, the Company accrued an additional $0.3 million and $0.6 million, respectively, related to the loss contingency. As of July 3, 2005, the accrued loss contingency totaled $2.4 million.
     The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of July 3, 2005, the balance of restricted cash and accrued interest was $63.2 million and was classified in other assets in the Condensed Consolidated Balance Sheets.

     During the first quarter of fiscal 2005, the Company amended its synthetic lease agreement, whereby amounts due under the Company’s convertible subordinated notes are excluded from certain financial covenant calculations under the amended agreement. As of July 3, 2005, the Company was in compliance with the financial covenants.
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
NOTE 8 — DEBT AND EQUITY TRANSACTIONS
Line of Credit
     In September 2003, the Company entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of July 3, 2005 and January 2, 2005, the outstanding balance related to the line of credit was zero and $4.0 million, respectively. In addition, as of July 3, 2005 and January 2, 2005, $0.3 million and $0.4 million were outstanding, respectively, related to a standby letter of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at the Company’s election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of July 3, 2005, the Company was in compliance with all of the financial covenants. The Company’s obligations under the line of credit are guaranteed and collateralized by the common stock of certain of the Company’s subsidiaries. The Company intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures.
Option Contracts
     As of July 3, 2005, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in stockholders’ equity in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire on August 18, 2005. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended.
     The Company received total premiums of zero and $1.8 million during the three and six months ended June 27, 2004, respectively, upon extensions of the contracts. The Company received no premiums for the three and six months ended July 3, 2005. The premiums were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets.

Stock-Based Compensation
     Stock-based compensation expense generally includes the amortization of deferred stock-based compensation related to the Company’s acquisitions. Deferred stock-based compensation is amortized on an accelerated basis over the vesting periods of the individual stock options or restricted stock, generally a period of four to five years, in accordance with FASB Interpretation No. 28.
     The following table summarizes the stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
Cost of revenues	$6	$—	$6	$—
Research and development (1)	489	1,176	(1,415)	2,408
Selling, general and administrative	75	5	75	5
Restructuring (2)	3,043	—	6,723	—

Total stock-based compensation expense	$3,613	$1,181	$5,389	$2,413

(1)	For the six months ended July 3, 2005, stock-based compensation expense included a credit of $1.9 million recorded in the first quarter of fiscal 2005 primarily attributable to the reversal of the unamortized deferred stock-based compensation balance related to employees who have been terminated.

(2)	For the three and six months ended July 3, 2005, stock-based compensation expense of $3.0 million and $6.7 million, respectively, was attributable to the modifications of the stock option agreements for certain terminated employees (see Note 4) .
NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
     The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Accumulated net unrealized losses on available-for-sale investments	$(556)	$(736)
Accumulated net unrealized gains (losses) on derivatives	1,054	(1,388)

Total accumulated other comprehensive income (loss)	$498	$(2,124)

     The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
Net income (loss)	$(15,254)	$21,980	$(84,050)	$48,460
Net unrealized gains (losses) on available-for-sale investments	347	(1,306)	180	(928)
Net unrealized gains (losses) on derivatives	1,226	(273)	2,442	(273)

Total comprehensive income (loss)	$(13,681)	$20,401	$(81,428)	$47,259

NOTE 10 — FOREIGN CURRENCY DERIVATIVES
     The Company operates and sells products in various global markets and purchases capital equipment using foreign currencies. Additionally, the Company is exposed to risks associated with changes in foreign currency exchange rates. The Company may use various hedge instruments from time to time to manage the exposures associated with forecasted purchases of equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.
     As of July 3, 2005, the Company’s hedge instruments consisted entirely of forward contracts. The Company calculates the fair value of its forward contracts based on forward rates from published sources.
     Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges, such that changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was $1.1 million and $(1.4) million as of July 3, 2005 and January 2, 2005, respectively. Cash flow hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method and both the excluded time value and any ineffectiveness are recorded in other income and (expense), net. The changes in excluded time value were immaterial for the three and six months ended July 3, 2005 and zero for the three and six months ended June 27, 2004. No ineffectiveness was recorded for any periods presented. As of July 3, 2005 and January 2, 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $20.6 million and $34.0 million, respectively, related to forecasted Euro revenue transactions. The maturity dates of the outstanding contracts range from September 2005 to February 2006.
     The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of July 3, 2005 and January 2, 2005, the Company held forward contracts with an aggregate notional value of $7.7 million and $0.7 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities. Aggregate net foreign exchange losses were $0.2 million and $0.6 million for the three and six months ended July 3, 2005, respectively, and immaterial for the three and six months ended June 27, 2004.
NOTE 11 — BENEFIT FROM (PROVISION FOR) INCOME TAXES
     The Company’s effective rate of income tax benefit was 3.3% and 0.2% for the three and six months ended July 3, 2005, respectively. The Company’s effective rate of income tax expense was 6.5% and 6.5% for the three and six months ended June 27, 2004, respectively. The tax benefit for the second quarter and first half of fiscal 2005 was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries, offset by the amortization of deferred tax liabilities in conjunction with the acquisition of FillFactory NV. The tax provision for the second quarter and first half of fiscal 2004 was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries.
     The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. The Company’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, earnings of foreign subsidiaries taxed at different rates, tax credits, amortization of deferred tax liabilities associated with acquisitions and other business factors.
NOTE 12 — 2001 EMPLOYEE STOCK PURCHASE ASSISTANCE PLAN
     On May 3, 2001, the Company’s stockholders approved the adoption of the 2001 employee stock purchase assistance plan (“SPAP”). The SPAP became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP. The loans were granted to executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Loans to executive officers represented approximately 4.3% of the total original loans granted. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was secured by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, whose loans bear interest at the rate of 5.0% per annum, compounded annually.
     As the loans are at interest rates below the estimated market rate, the Company recorded compensation expense to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. Compensation expense was $0.4 million and $1.0 million for the three and six months ended July 3, 2005, respectively, and $0.5 million and $1.0 million for the three and six months ended June 27, 2004, respectively. In addition, the Company records interest income on the outstanding loan balances. Accrued interest outstanding totaled $8.0 million and $7.0 million as of July 3, 2005 and January 2, 2005, respectively. Outstanding loans (including accrued interest) under the SPAP, net of allowance for uncollectible accounts, were $46.5 million and $45.6 million as of July 3, 2005 and January 2, 2005, respectively. This balance is classified as a current asset in the Condensed Consolidated Balance Sheets.
     The Company has established an allowance for uncollectible accounts representing an amount for estimated uncollectible balances, with changes in the allowance for uncollectible accounts recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. To date, there have been immaterial write-offs. The allowance for uncollectible accounts was $8.5 million and $8.5 million as of July 3, 2005 and January 2, 2005, respectively.
     In the first quarter of fiscal 2004, the Company instituted a program directed at minimizing losses resulting from these employee loans. Under this program, employees other than executive officers were required to execute either a sell limit order or a stop loss order on the collateral common stock that will be triggered once the common stock price exceeds the employee’s break-even point. Executive officers were precluded from participating in the stop loss program as a result of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits material modifications to any term of a loan to an executive officer. If the common stock price declines to the stop loss price, the collateral stock is sold and the proceeds are used to repay the employee’s outstanding loan to the Company. The employee loans remain callable and the Company is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.
NOTE 13 — NET INCOME (LOSS) PER SHARE
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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per-share amounts)	2005	2004	2005	2004
Basic:
Net income (loss)	$(15,254)	$21,980	$(84,050)	$48,460

Weighted-average common shares	132,081	123,366	131,293	122,892

Basic net income (loss) per share	$(0.12)	$0.18	$(0.64)	$0.39

Dilutive:
Net income (loss)	$(15,254)	$21,980	$(84,050)	$48,460
Interest on convertible subordinated notes, net of taxes	—	1,313	—	2,627
Bond issuance costs on convertible subordinated notes, net of taxes	—	651	—	1,302
Other	—	(1,423)	—	(1,543)

Net income (loss) for diluted computation	$(15,254)	$22,521	$(84,050)	$50,846

Weighted-average common shares	132,081	123,366	131,293	122,892
Effect of dilutive securities:
Convertible subordinated notes	—	33,103	—	33,103
Stock options	—	10,777	—	13,433
Other	—	221	—	221

Adjusted weighted-average common shares and assumed conversions	132,081	167,467	131,293	169,649

Diluted net income (loss) per share	$(0.12)	$0.13	$(0.64)	$0.30

Convertible Subordinated Notes:
1.25% Convertible Subordinated Notes (“1.25% Notes”):
     For the three and six months ended July 3, 2005, approximately 33.1 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive.
     For the three and six months ended June 27, 2004, diluted net income per share included approximately 33.1 million shares assuming conversion of the 1.25% Notes and payment of the $300 portion of each note in cash rather than common stock. Each $1,000 principal value 1.25% Notes issued in June 2003 is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. The Company, at its option, may pay the $300 in shares of common stock, subject to certain conditions. The Company currently intends to pay the $300 in cash rather than shares of common stock. As a result, for purposes of determining the Company’s diluted earnings per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, net income in the diluted computation was adjusted by 70% of the interest expense and bond issuance costs.
3.75% Convertible Subordinated Notes (“3.75% Notes”):
     For the three and six months ended June 27, 2004, approximately 1.1 million shares of common stock issuable upon the assumed conversion of the 3.75% Notes were excluded from the calculation of diluted net income per share as the effect was anti-dilutive.
     The Company redeemed all of the 3.75% Notes in the fourth quarter of fiscal 2004.
Stock Options:
     For the three and six months ended July 3, 2005, all outstanding options were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive. As of July 3, 2005, total outstanding options to purchase common stock were 44.2 million.
     For the three and six months ended June 27, 2004, approximately 21.9 million and 14.1 million, respectively, of the Company’s outstanding stock options were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the periods, and therefore, their inclusion would have been anti-dilutive.
NOTE 14 — SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
     The Company designs, develops, manufactures and markets a broad range of solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During the first quarter of fiscal 2005, in conjunction with the Fiscal 2005 Restructuring Plan, the Company redefined its internal organizational structure and identified five reportable business segments based on the criteria of SFAS No. 131. The five reportable business segments are as follows:

•	Computation and Consumer Division (“CCD”):	a product division focusing on the clock, universal serial bus and programmable system-on-chip products;

•	Data Communications Division (“DCD”):	a product division focusing on the specialty memories, programmable logic devices and network search engine products;

•	Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products;

•	SunPower:	a subsidiary of Cypress specializing in silicon solar cells and modules; and

•	Other:	includes Silicon Light Machines, a subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, and certain foundry-related services performed by the Company on behalf of others.
     Information for the three and six months ended June 27, 2004 has been restated to conform with the current-period presentation. The Company does not allocate restructuring, acquisition-related costs, interest income and expense, other expense and income taxes to its segments. In addition, the Company does not allocate assets to the segments as the Company does not manage its business this way. The following tables set forth information relating to the reportable business segments:

Revenues:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
CCD	$65,357	$80,748	$131,346	$159,105
DCD	44,127	59,488	85,546	115,751
MID	85,193	108,794	159,198	214,512
SunPower	16,454	2,054	27,496	3,643
Other	9,375	13,185	17,224	25,651

Total revenues	$220,506	$264,269	$420,810	$518,662

Income (Loss) Before Income Taxes:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
CCD	$5,303	$15,829	$6,080	$30,944
DCD	5,021	12,954	6,565	25,658
MID	(8,611)	11,426	(26,073)	28,703
SunPower	(2,885)	(5,504)	(6,963)	(10,334)
Other	(1,712)	(911)	(5,287)	(1,998)
Unallocated items:
Restructuring (costs) credits	(4,986)	—	(27,695)	81
Acquisition-related costs	(7,113)	(9,607)	(27,813)	(19,798)
Interest income	2,499	2,688	5,049	5,282
Interest expense	(2,094)	(2,710)	(4,267)	(5,578)
Other expense, net	(1,197)	(657)	(3,856)	(1,131)

Income (loss) before income taxes	$(15,775)	$23,508	$(84,260)	$51,829

Geographical Information:
     International revenues accounted for approximately 62% and 65% of total revenues for the three and six months ended July 3, 2005, respectively, and approximately 69% and 67% of total revenues for the three and six months ended June 27, 2004, respectively.
Customer Information:
     Sales to U.S. and non-U.S. based distributors accounted for approximately 47% and 49% of total revenues for the three and six months ended July 3, 2005, respectively, and approximately 56% and 52% of total revenues for the three and six months ended June 27, 2004, respectively.
     The following table presents certain information on the Company’s significant customers who accounted for 10% or greater of total revenues:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Number of significant customers	1	2	2	1
Percentage of total revenues	10%	10% and 13%	11% and 12%	14%
NOTE 15 — EXCHANGE OF STOCK OPTIONS AND RESTRICTED STOCK
     Prior to the first quarter of fiscal 2005, certain of the Company’s executive officers held stock options in Silicon Light Machines (“SLM”) and restricted stock in Cypress Microsystems (“CMS”). Both SLM and CMS are subsidiaries of Cypress. During the first quarter of fiscal 2005, the Company exchanged stock options and restricted stock held in SLM and CMS by its executive officers with Cypress stock options. The awards’ aggregate intrinsic value immediately after the exchange was not greater than the awards’ aggregate intrinsic value immediately before the modification and the ratio of the exercise price per share to the market value per share was not reduced. In accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the exchange resulted in a new measurement date. However, since the

Company’s stock options were granted at or above the fair market value of the common stock, the new measurement date did not result in any stock compensation expense.
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
Executive Summary
     We design, develop, manufacture and market a broad range of silicon-based products and solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. Our product portfolio includes a selection of wired and wireless universal serial bus devices, complementary metal oxide semiconductor image sensors, timing solutions, network search engines, specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and solar cells and modules.
     During the first quarter of fiscal 2005, in conjunction with our restructuring plan, we reorganized our internal structure and identified five new business segments: Computation and Consumer Division (“CCD”), Data Communications Division (“DCD”), Memory and Imaging Division (“MID”), SunPower Corporation (“SunPower”), and Other:

•	CCD:	a product division focusing on the clock, universal serial bus and programmable system-on-chip products;

•	DCD:	a product division focusing on the specialty memories, programmable logic devices and network search engine products;

•	MID:	a product division focusing on our memory and image sensor products;

•	SunPower:	a subsidiary of Cypress specializing in silicon solar cells and modules; and

•	Other:	includes Silicon Light Machines, a subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, and certain foundry-related services performed by us on behalf of others.
     The goals of the reorganization are to achieve the following objectives:
•	a cost reduction via the consolidation of four product divisions into three;

•	enhanced market focus by targeting two of our three product divisions on an end market;

•	the improvement of our clock business through its incorporation into another division; and

•	the separation of SunPower as a fourth division.
     During the first quarter of fiscal 2005, we completed the acquisition of SMaL Camera Technologies, Inc. (“SMaL”). SMaL offers industry-leading digital imaging solutions for a variety of business and consumer applications. The acquisition will significantly accelerate our entry into the high-volume complimentary metal oxide semiconductor image sensor business, and SMaL’s product line will complement new mobile phone products introduced by Fill Factory NV, which we acquired in fiscal 2004.
     Revenues for the three months ended July 3, 2005 were $220.5 million, a decrease of $43.8 million compared to the three months ended June 27, 2004. Net loss for the three months ended July 3, 2005 was $15.3 million, compared to net income of $22.0 million for the three months ended June 27, 2004. With the exception of SunPower, revenues declined in all of our business segments in the second quarter of fiscal 2005 compared to the corresponding prior-year period, with more than half of our total revenue shortfall attributable to a decrease in sales of memory products in our MID segment. We currently anticipate revenues for the third quarter of fiscal 2005 to be in the range of $225.0 million to $235.0 million, and our expectations for our segments are as follows:
•	we expect an increase in sales in the CCD segment, driven by the normal seasonal upswing in the consumer and computation products and the proliferation of general-purpose clocks and programmable system-on-chip mixed-signal arrays in consumer applications. We also expect to expand our market position in personal computer clocks, driven by designs for next-generation laptops;

•	revenues in our DCD segment are expected to decline slightly primarily due to the recent completion of a last-time buy on programmable logic device products;

•	we expect MID revenues to be flat, as demand for our synchronous memory products is expected to remain strong, though the broader static random access memory (“SRAM”) forecast remains guarded based on projected seasonal softness and the anticipated long-term decline in pseudo-SRAM revenues due to a general market transition to dynamic random access memory (“DRAM”) products which we do not manufacture; and

•	SunPower will continue to ramp manufacturing capacity in its facility in the Philippines and we expect continued growth for SunPower based on sustained demand for its products.
     We currently expect gross margin percentage in the third quarter of fiscal 2005 to increase sequentially to the range of 42% to 44%, primarily due to the sequential increase in sales as discussed above, continued improvement in factory utilization and the ongoing benefits of the cost reduction measures implemented under our restructuring plan in the first quarter of fiscal 2005.
     From a liquidity and capital resources standpoint, our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and debt securities. As of the end of the second quarter of fiscal 2005, total cash, cash equivalents, short-term investments and restricted cash were $239.6 million, a $68.0 million reduction from the end of fiscal 2004 primarily due to cash used for the acquisition of SMaL and purchases of property and equipment.
Results of Operations
Revenues

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
CCD	$65,357	$80,748	$131,346	$159,105
DCD	44,127	59,488	85,546	115,751
MID	85,193	108,794	159,198	214,512
SunPower	16,454	2,054	27,496	3,643
Other	9,375	13,185	17,224	25,651

Total revenues	$220,506	$264,269	$420,810	$518,662

CCD:
     For the three months ended July 3, 2005, revenues from the sales of CCD products decreased $15.4 million, or 19.1%, compared to the same prior-year period. This decrease was primarily attributable to a decrease in unit sales and average selling prices (“ASPs”) of our universal serial bus products, which resulted in an $11.6 million decrease in revenues period-over-period. In addition, a decrease in ASPs of our clock products contributed another $6.8 million decrease in revenues period-over-period. These decreases were partially offset by an increase of $2.8 million in programmable-system-on-chip product sales, driven mainly by a significant increase in unit shipments.
     For the six months ended July 3, 2005, revenues from the sales of CCD products decreased $27.8 million, or 17.4%, compared to the same prior-year period. This decrease was primarily attributable to a decrease in unit sales and ASPs of our universal serial bus products, which resulted in a $17.0 million decrease in revenues period-over-period. In addition, a decrease in ASPs of our clock products contributed another $12.7 million decrease in revenues period-over-period. These decreases were partially offset by an increase of $3.8 million in programmable-system-on-chip product sales, driven mainly by a significant increase in unit shipments.
DCD:
     For the three months ended July 3, 2005, revenues from the sales of DCD products decreased $15.4 million, or 25.8%, compared to the same prior-year period. The decrease was primarily attributable to a $4.5 million decrease in sales of our network search engine products, a $3.6 million decrease in our multi-port products, and a $3.5 million decrease in our programmable logic device products.

The decrease in sales of our network search engine products was due to decreases in both unit shipments and ASPs. The decrease in our multi-port and programmable logic device products was primarily due to a reduction in unit shipments.
     For the six months ended July 3, 2005, revenues from the sales of DCD products decreased $30.2 million, or 26.1%, compared to the same prior-year period. The decrease was primarily attributable to a $9.9 million decrease in sales of our programmable logic device products, an $8.3 million decrease in our multi-port products, and a $4.8 million decrease in our network search engine products. The decrease in sales of our programmable logic device and multi-port products was primarily due to a reduction in unit shipments. The decrease in our network search engine products was due to decreases in both unit shipments and ASPs.
MID:
     For the three months ended July 3, 2005, revenues from the sales of MID products decreased $23.6 million, or 21.7%, compared to the same prior-year period. The decrease was attributable to a reduction in memory product sales of $33.9 million, offset by the addition of image sensor product sales of $10.3 million.
     For the six months ended July 3, 2005, revenues from the sales of MID products decreased $55.3 million, or 25.8%, compared to the same prior-year period. The decrease was attributable to a reduction in memory product sales of $72.8 million, offset by the addition of image sensor product sales of $17.5 million.
     The decrease in memory product sales for the three months ended July 3, 2005 compared to the same prior-year period was primarily attributable to a reduction of sales in our micropower and pseudo-SRAM product families totaling $35.1 million, partially offset by an increase of $7.7 million in sales of our synchronous SRAM products The decrease in sales of our micropower and pseudo-SRAM products was due to reduced unit sales and ASPs. The increase in sales of our synchronous SRAM products was primarily driven by increase in unit sales.
     The decrease in memory product sales for the six months ended July 3, 2005 compared to the same prior-year period was primarily attributable to a reduction of sales in our micropower and pseudo-SRAM product families totaling $67.2 million, partially offset by an increase of $9.9 million in sales of our synchronous SRAM products The decrease in sales of our micropower and pseudo-SRAM products was due to reduced unit sales and ASPs. The increase in sales of our synchronous SRAM products was primarily driven by increase in unit sales.
     Image sensor sales were $10.3 million and zero for the three months ended July 3, 2005 and June 27, 2004, respectively, and $17.5 million and zero for the six months ended July 3, 2005 and June 27, 2004, respectively. Our acquisitions of FillFactory NV and SMaL in the third quarter of fiscal 2004 and the first quarter of fiscal 2005, respectively, accounted for all our image sensor sales in the three and six months ended July 3, 2005. Prior to these acquisitions, we did not sell image sensor products.
SunPower:
     For the three months ended July 3, 2005, revenues from the sales of SunPower products increased $14.4 million, or 701.1%, compared to the same prior-year period. For the six months ended July 3, 2005, revenues from the sales of SunPower products increased $23.9 million, or 654.8%, compared to the same prior-year period. The increases in both the three and six-month periods were attributable to the strong demand for its A-300 solar cells and panels, which began commercial production in the manufacturing facility in the Philippines in late 2004.
Other:
     For the three months ended July 3, 2005, revenues decreased $3.8 million, or 28.9%, compared to the same prior-year period. This decrease was primarily attributable to a $3.7 million decrease in revenues generated by our subsidiary Silicon Light Machines (“SLM”). For the six months ended July 3, 2005, revenues decreased $8.4 million, or 32.9%, compared to the same prior-year period. This decrease was primarily attributable to an $8.0 million decrease in revenues generated by our subsidiary SLM. The decreases in revenues generated by SLM for both the three and six-month periods were primarily due to the decline in royalty revenues from Sony Corporation as the use of certain of SLM’s technology by Sony came to an end in the fourth quarter of fiscal 2004.

Cost of Revenues/Gross Margin
     For the three months ended July 3, 2005, cost of revenues was $129.6 million, compared with $124.9 million for the corresponding fiscal 2004 period. This resulted in gross margin of 41% for the three months ended July 3, 2005, compared with 53% for the corresponding fiscal 2004 period. For the six months ended July 3, 2005, cost of revenues was $256.2 million, compared with $248.2 million for the corresponding fiscal 2004 period. This resulted in gross margin of 39% for the six months ended July 3, 2005, compared with 52% for the corresponding fiscal 2004 period. The decline in gross margin for both the three and six months ended July 3, 2005 was primarily due to a revenue decline of 17% and 19%, respectively. The decline in sales resulted in reduced factory utilization and under-absorption of factory fixed costs.
Inventory Reserves:
     Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business including our inventory profile. The table below sets forth the gross margin and the impact of inventory adjustments on gross margin.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2005	2004	2005	2004
Gross margin	$91.0	$139.4	$164.6	$270.4
Impact of inventory adjustments, net: benefit (write-down)	$(3.3)	$(3.6)	$(7.2)	$4.5
     The inventory reserve balance was $30.1 million and $29.4 million as of July 3, 2005 and January 2, 2005, respectively.
     We record inventory write-downs as a result of our normal analysis of demand forecasts and the aging profile of the inventory. We record charges to cost of goods sold to write down the carrying values of our inventories when their estimated market values are less than their carrying values. The inventory write-downs reflect estimates of future market pricing relative to the costs of production and inventory carrying values and projected timing of product sales. The semiconductor industry has historically been highly cyclical and volatile. In recent years, a combination of global economic conditions and a slowing growth rate in the demand for semiconductors, coupled with worldwide increases in semiconductor production capacity, caused significant declines in demand and average selling prices for semiconductor components. These trends could continue in the future and could cause us to re-evaluate our inventory costs, which could result in additional inventory reserves.
     In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve for balance sheet purposes. In accordance with Staff Accounting Bulletin No. 100, the contra asset account is relieved at the time the inventory is either sold or scrapped. We have formal programs to periodically scrap reserved inventory. At July 3, 2005, the remaining inventory reserve represented excess and obsolete inventories that have not been scrapped or sold.
Research and Development

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
Research and development	$57,043	$66,797	$115,083	$129,955
As a percentage of total revenues	25.9%	25.3%	27.3%	25.1%
     For the three months ended July 3, 2005, research and development (“R&D”) expenses decreased $9.8 million compared to the same prior-year period. The decrease in R&D expenditures was primarily due to a decrease of $8.0 million in employee-related compensation expenses and depreciation, which was mostly attributable to the restructuring measures implemented during the first quarter of fiscal 2005. In addition, the decrease was attributable to a $1.6 million decrease in SunPower’s R&D expense as a result of the completion of certain R&D efforts related to a product line in the fourth quarter of fiscal 2004 and the shift of expenses to cost of revenues as SunPower began selling these products.
     For the six months ended July 3, 2005, R&D expenses decreased $14.9 million compared to the same prior-year period. The decrease in R&D expenditures was primarily due to a decrease of $9.9 million in employee-related compensation expenses and depreciation, which was mostly attributable to the restructuring measures implemented during the first quarter of fiscal 2005. The decrease in employee-related compensation expenses included a credit of $1.9 million in amortization of deferred stock-based compensation recorded in the first quarter of fiscal 2005 primarily as a result of the reversal of the unamortized balance associated with terminated employees. The decrease in R&D expense was also attributable to a decrease of approximately $4.3 million in SunPower’s R&D expense primarily as a result of the completion of certain R&D efforts related to a product line in the fourth quarter of fiscal 2004 and the shift of expenses to cost of revenues as SunPower began selling these products.
Selling, General and Administrative

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
Selling, general and administrative	$36,791	$38,823	$75,200	$67,519
As a percentage of total revenues	16.7%	14.7%	17.9%	13.0%
     For the three months ended July 3, 2005, selling, general and administrative (“SG&A”) expenses decreased $2.0 million compared to the same prior-year period. The decrease in SG&A expenditures was primarily due to a decrease of $1.0 million in employee-related compensation expense, which was mostly attributable to the restructuring measures implemented during the first quarter of fiscal 2005. In addition, the decrease in SG&A expense was attributable to a $0.7 million decrease in professional and other outside service fees.
     For the six months ended July 3, 2005, SG&A expenses increased $7.7 million compared to the same prior-year period. SG&A expenses included a benefit of $7.7 million related to the reduction in the loan reserve under the employee stock purchase assistance plan in the first half of fiscal 2004. Excluding this one-time item, SG&A expenses were essentially flat period-over-period. The decrease of $1.8 million in employee-related compensation expense primarily resulting from the restructuring measures implemented during the first quarter of fiscal 2005 and the decrease of $0.5 million in professional and other outside service fees were partially offset by an increase of approximately $1.4 million in facility-related expenses.
Restructuring
     The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In addition, events and circumstances specific to us may result in restructuring charges.
     As of July 3, 2005, we had one active restructuring plan initiated in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). In addition, we have two other restructuring plans — one initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). Both the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan have been substantially completed with reserves remaining for lease payments for restructured facilities. For additional information on these events, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
     In January 2005, we announced a plan to reduce costs and losses by $19 million per quarter. This plan included (1) restructuring activities implemented under the Fiscal 2005 Restructuring Plan and (2) various other initiatives to reduce discretionary spending and reduce our losses. As of the end of the second quarter of fiscal 2005, we have realized these savings as described below.
     The initiatives implemented under our Fiscal 2005 Restructuring Plan were intended to generate savings by reducing employee-related costs, disposing of excess equipment thereby reducing depreciation costs, reducing certain facility costs by existing certain facilities and ceasing operations of our Silicon Magnetic Systems (“SMS”) subsidiary. During the second quarter of fiscal 2005, we realized these savings as follows: approximately $5.7 million in employee-related compensation expenses due to the termination of employees, $1.0 million in depreciation as a result of the removal of equipment from operations, $0.1 million in rent expense due to the closure of facilities, and $1.3 million as a result of discontinuing the operations of our SMS subsidiary.
     The initiatives to reduce the amount of discretionary spending and reduce our losses were intended to generate savings of approximately $10.9 million. We achieved these savings as of the end of the second quarter of fiscal 2005.
Amortization of Intangible Assets
     Intangible assets are amortized using the straight-line method over their useful lives ranging from 2 to 6 years.

     For the three months ended July 3, 2005, amortization decreased $2.5 million, or 26%, compared with the corresponding fiscal 2004 period. The decrease was attributable to a $3.8 million decrease in amortization of purchased technology and non-compete agreements, partially offset by an increase of $1.3 million in amortization of patents, customer contracts, licenses and trademarks.
     For the six months ended July 3, 2005, amortization decreased $4.3 million, or 22%, compared with the corresponding fiscal 2004 period. The decrease was attributable to a $7.2 million decrease in amortization of purchased technology and non-compete agreements, partially offset by an increase of $2.9 million in amortization of patents, customer contracts, licenses and trademarks.
In-Process Research and Development Charges
     For the six months ended July 3, 2005, we recorded $12.3 million of in-process research and development charges relating to our acquisition of SMaL. No in-process research and development charges were recorded in other periods presented.
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

	Stage of	Total Costs Incurred	Total Estimated	Estimated
Projects	Completion	as of Acquisition Date	Costs to Complete	Completion Dates
First generation automotive camera	58%	$4.2 million	$3.1 million	March 2006
Mobile phone sensor and modules	28%	$2.4 million	$6.0 million	March 2006
Status of In-Process Research and Development Projects:
     The status of in-process research and development projects associated with our acquisitions is as follows:
SMaL:
     To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of July 3, 2005, we have incurred total post-acquisition costs of approximately $1.7 million related to the in-process research and development projects and estimate that an additional investment of approximately $7.4 million will be required to complete the projects. We expect to complete the projects by March 2006, which is within the timeframe as originally estimated.
FillFactory NV:
     We acquired FillFactory NV and recorded an in-process research and development charge of $15.6 million in the third quarter of fiscal 2004. See our 2004 Annual Report on Form 10-K for a detailed discussion of the in-process research and development projects identified as part of the acquisition.
     To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of July 3, 2005, we have incurred total post-acquisition costs of approximately $6.9 million related to the in-process research and development projects and estimate that an additional investment of approximately $1.4 million will be required to complete the projects. The industrial, medical and high-end photography projects have all been completed during the second quarter of fiscal 2005. We expect to complete the digital still and wireless terminal camera projects by October 2005, which has been delayed by one quarter from the originally estimate, and the automotive projects by January 2006, which is within the timeframe as originally estimated.
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
Interest Income
     Interest income consists primarily of interest earned on cash equivalents, short-term investments and restricted cash. In addition, interest income includes interest earned on our loans to employees under the employee stock purchase assistance plan.
     For the three months ended July 3, 2005, interest income was $2.5 million compared with $2.7 million for the same prior-year period. The decrease in interest income was primarily attributable to a decrease of $0.1 million in interest earned on our loans to employees under the employee stock purchase assistance plan, coupled with a decrease of $0.1 million in interest earned on our cash and investments.
     For the six months ended July 3, 2005, interest income was $5.0 million compared with $5.3 million for the same prior-year period. The decrease in interest income was primarily attributable to a decrease of $0.4 million in interest earned on our loans to employees under the employee stock purchase assistance plan, partially offset by an increase of $0.1 million in interest earned on our cash and investments.
Interest Expense
     Interest expense is primarily associated with our convertible subordinated notes and collateralized debt instruments.
     For the three months ended July 3, 2005, interest expense was $2.1 million compared with $2.7 million during the same prior-year period. The decrease in interest expense was primarily attributable to a decrease of $0.6 million in interest expense associated with the 3.75% convertible subordinated notes (“3.75% Notes”), as we redeemed all of the outstanding 3.75% Notes during the fourth quarter of fiscal 2004.
     For the six months ended July 3, 2005, interest expense was $4.3 million compared with $5.6 million during the same prior-year period. The decrease in interest expense was primarily attributable to a decrease of $1.3 million in interest expense associated with the 3.75% Notes, as we redeemed all of the outstanding 3.75% Notes during the fourth quarter of fiscal 2004.
     As of July 3, 2005, $600.0 million of our 1.25% convertible subordinated notes (“1.25% Notes”) were outstanding.
Other Expense, Net
     For the three months ended July 3, 2005, other expense, net, increased $0.5 million compared with the same prior-year period. For the six months ended July 3, 2005, other expense, net, increased $2.7 million compared with the same prior-year period. The following table summarizes the components of other expense, net:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2005	2004	2005	2004
Amortization of bond issuance costs	$(930)	$(1,024)	$(1,860)	$(2,047)
Equity in net income of partnership investment	—	239	—	661
Investment impairment charges	(400)	—	(821)	—
Gain on changes in fair value of warrants held in other companies	120	—	120	—
Foreign exchange gain (loss)	(187)	14	(631)	(39)
Gain (loss) on investments held in trust for employee-elected deferred compensation	(61)	33	(917)	148
Other	261	81	253	146

Total other expense, net	$(1,197)	$(657)	$(3,856)	$(1,131)

Benefit from (Provision for) Income Taxes
     Our effective rate of income tax benefit was 3.3% and 0.2% for the three and six months ended July 3, 2005, respectively. Our effective rate of income tax expense was 6.5% and 6.5% for the three and six months ended June 27, 2004, respectively. The tax benefit for the second quarter and first half of fiscal 2005 was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries, offset by the amortization of deferred tax liabilities in conjunction with the acquisition of FillFactory NV. The tax provision for the second quarter and first half of fiscal 2004 was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries.
     The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, earnings of foreign subsidiaries taxed at different rates, tax credits, amortization of deferred tax liabilities associated with acquisitions and other business factors.
Liquidity and Capital Resources
     The following table summarizes information regarding our cash, cash equivalents and short-term investments, working capital and long-term debt:

	As of
	July 3,	January 2,
(In thousands)	2005	2005
Cash, cash equivalents and short-term investments	$176,376	$244,897
Restricted cash	63,225	62,743

Total	$239,601	$307,640

Working capital	$302,137	$330,270
Long-term debt (excluding current portion)	$617,688	$606,724
Key Components of Cash Flows:

	Six Months Ended
	July 3,	June 27,
(In thousands)	2005	2004
Net cash flow generated from operating activities	$3,478	$99,411
Net cash flow used for investing activities	(28,975)	(65,674)
Net cash flow generated from financing activities	22,229	19,455

Net increase (decrease) in cash and cash equivalents	$(3,268)	$53,192

     During the six months ended July 3, 2005, net cash generated from operations was $3.5 million, compared to $99.4 million generated from operations during the same prior-year period. The $95.9 million decrease was primarily attributable to a net loss incurred during the current six-month period, adjusted for certain non-cash items including restructuring and in-process research and development, and changes in operating assets and liabilities.
     During the six months ended July 3, 2005, investing activities used cash of $29.0 million, compared to $65.7 million used during the same prior-year period. During the six months ended July 3, 2005, we used $50.8 million for the acquisitions of property and equipment and $39.6 million for our acquisition of SMaL, net of cash received. These uses of cash were partially offset by proceeds of $65.4 million from sales and maturities of investments, net of purchases. During the six months ended June 27, 2004, we used $54.3 million for the acquisitions of property and equipment and $40.5 million for the purchases of investments, net of proceeds from sales and maturities. These uses of cash were partially offset by proceeds of $28.2 million from the collection of our loans to employees under the employee stock purchase assistance plan.
     During the six months ended July 3, 2005, net cash generated from financing activities was $22.2 million, compared to $19.5 million during the same prior-year period. During the six months ended July 3, 2005, we received proceeds of $30.4 million from the issuance of shares upon exercise of stock options by employees and used $8.2 million for the repayment of debt. During the six months ended June 27, 2004, we received proceeds of $21.1 million from the issuance of shares upon exercise of stock options by employees and used $3.6 million for the repayment of debt.
Liquidity:
     The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes in the open market or in privately negotiated transactions. The actual total amount that can be repurchased is limited to $15.0 million.
     We have $600.0 million of aggregate principal amount in the 1.25% Notes that are due in June 2008. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of July 3, 2005, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.
     On June 27, 2003, we entered into a synthetic operating lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at July 3, 2005, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of July 3, 2005, the amount of restricted cash and accrued interest was $63.2 million, which was classified as a non-current asset in the Condensed Consolidated Balance Sheets.
     In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of July 3, 2005, no amount was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of July 3, 2005, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our subsidiaries. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.
     During fiscal 2003, we entered into certain long-term loan agreements primarily with two lenders with an aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial and non-financial covenants. As of July 3, 2005, the outstanding principal balance was $9.8 million and we were in compliance with the covenants.
     In February 2005, we completed the acquisition of 100% of the outstanding capital stock of SMaL. We acquired SMaL for a total cash consideration of $39.6 million, net of cash received.
     Several of our acquisitions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain milestones. As of July 3, 2005, total outstanding contingent compensation that could be paid in cash under our agreements, assuming all contingencies are met, was $31.1 million.
Capital Resources and Financial Condition:
     Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. Accordingly, at the end of the second quarter of fiscal 2005, in addition to the $63.4 million in cash and cash equivalents, we had $113.0 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $176.4 million. We had an additional $63.2 million of restricted cash related to our synthetic lease for a total cash, short-term investments and restricted cash position of $239.6 million. As of July 3, 2005, we had outstanding $600.0 million in principal amount of our 1.25% Notes. Historically, we have funded the capital expenditures of SunPower internally. In the future, we anticipate to fund SunPower through either debt or equity financings.
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
Off-Balance Sheet Arrangement:
     On June 27, 2003, we entered into a synthetic operating lease agreement for manufacturing and office facilities located in Minnesota and California. The synthetic lease enables us to lease rather than acquire the facilities. This results in improved cash flow through lower lease payments compared to expending much more cash in a direct acquisition of the properties. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is in June 2008. In addition, we may extend the lease if the lessor allows. If we had exercised our right to purchase all the properties subject to the synthetic lease at July 3, 2005, we would have been required to make a payment and record assets totaling $62.7 million (the “Termination Value”). If we had exercised our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million.
     We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. During fiscal 2004, we performed the analysis and accrued a loss contingency of approximately $1.8 million in other long-term liabilities in the Condensed Consolidated Balance Sheets relating to the potential decline in the fair value of the facilities in California. The loss contingency was determined by management with the assistance of a market analysis performed by an independent appraisal firm. During the second quarter and first half of fiscal 2005, we accrued an additional $0.3 million and $0.6 million, respectively, related to the loss contingency. As of July 3, 2005, the accrued loss contingency accrual totaled $2.4 million.
     We are required to maintain restricted cash or investments to serve as collateral for this lease. As of July 3, 2005, the balance of restricted cash and accrued interest was $63.2 million and was classified in other assets in the Condensed Consolidated Balance Sheets.
     During the first quarter of fiscal 2005, we amended the synthetic lease agreement, whereby amounts due under our 1.25% Notes are excluded from certain financial covenant calculation under the revised agreement. As of July 3, 2005, we were in compliance with the financial covenants.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 in the first quarter of fiscal 2006 will have a material impact on our consolidated results of operations and financial condition.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We are currently evaluating the provision and do not expect the adoption of Interpretation No. 47 in the fourth quarter of fiscal 2005 will have a material impact on our results of operations or financial condition.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123(R), “Share-Based Payment” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. It did not have a material impact on our financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. The adoption of SFAS No. 123(R) will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) using the modified retrospective application for all prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for the six months ended July 3, 2005 and June 27, 2004.
     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We are currently studying the impact of the one-time foreign dividend provision and intend to complete the analysis by the end of fiscal 2005. Accordingly, we have not adjusted our income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings we may make.
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
     The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. During the second half of fiscal 2004 and continuing into the first quarter of fiscal 2005, we experienced a rapid decline of demand for our products that may represent the beginning of such a period of over-supply. While we experienced sequential increase in sales in the second quarter of fiscal 2005, no assurance can be given that such increase is an indication of the beginning of a long-term recovery in the semiconductor industry. In the past, these industry-wide fluctuations in demand, which have resulted in under-utilization of our manufacturing capacity, have seriously harmed our operating results. In some cases, industry downturns with these characteristics have lasted more than a year. Prior experience has shown that restructuring of our operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In response to the downturn that began in early 2001, we restructured our manufacturing operations and administrative areas in the third quarter of fiscal 2001 and fourth quarter of fiscal 2002 to increase cost efficiency with the goal of maintaining an infrastructure that will enable us to grow when sustainable economic recovery begins. In addition, in response to the softening in market conditions, management implemented a plan to restructure our organization in the first quarter of fiscal 2005. When these cycles occur, they will likely seriously harm our business, financial condition and results of operations and we may need to take further action to respond to them.
Our financial results could be seriously harmed if the markets in which we sell our products do not grow.
     Our continued success depends in large part on the continued growth of various electronics industries that use our silicon-based products, including the following industries:
•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory and image sensor;

•	networking equipment;

•	solar power products; and

•	consumer electronics, automotive electronics and industrial controls.
     Many of our products are incorporated into data communications and telecommunications products. Any reduction in the growth of, or decline in the demand for mass storage, telecommunications, cellular base stations, cellular handsets, networking applications, and other personal communication devices that incorporate our products could seriously harm our business, financial condition and results of operations. In addition, certain of our products, including USB micro-controllers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically experienced, and may in the future experience, significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products.
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
If we fail to adequately respond to increases in demand, our business and results of operation could be adversely affected.
     The semiconductor industry has historically been characterized by wide and sometimes sudden fluctuations in the demand for, and supply of, semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. If we should experience a sudden increase in demand, we will need to quickly ramp our manufacturing capacity to adequately respond to our customers. If we fail to do so, we risk losing their business, which would have a negative impact on our financial performance.
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
     The market for solar power products manufactured by SunPower is emerging and rapidly evolving. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SunPower’s products or solar power products generally fails to develop sufficiently or at all, our revenues and profitability could be affected adversely. In addition, demand for solar power products in the markets and geographic regions we target may develop more slowly than we anticipate or not at all. The solar cell market has not historically been a part of Cypress’s core semiconductor business. If we are unable to keep pace with this rapidly evolving industry, our results of operations could suffer. Many factors will influence the adoption of solar power technology as well as our ability to compete in the solar power products market, including:
•	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	our success in developing new products and manufacturing technologies;

•	our ability to continue to ramp our manufacturing capacities;

•	the quality and price of our products;

•	the availability of the raw materials, including polysilicon, used in the production of solar cell products;

•	the number and nature of our competitors and general economic conditions;

•	our access to and the availability of capital;

•	success of alternative power generation technologies;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of, and dependence on, subsidies and other incentives provided by various governmental agencies.
Our SunPower subsidiary is currently experiencing an industry-wide shortage of polysilicon. As a result, polysilicon prices have increased. We expect future price increases which may constrain their revenue growth, decrease their margins and have an adverse affect on our financial performance.
     There is currently an industry-wide shortage of polysilicon, an essential raw material used by our SunPower subsidiary in the production of solar cells, which has resulted in significant price increases. As demand for solar cells has increased, many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector could also compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. It is also possible that polysilicon demand may continue to outstrip supply for the foreseeable future.
     Although SunPower has made arrangements for what we believe will be an adequate supply of polysilicon for the remainder of fiscal 2005, our estimates regarding our supply needs may not be correct. If our manufacturing yields decrease significantly or if SunPower’s second manufacturing line becomes available earlier than anticipated, we may not have made adequate provision for our polysilicon needs for the balance of the year. In addition, since some of these arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.
     The inability to obtain sufficient polysilicon at commercially reasonable prices or at all would adversely affect SunPower’s ability to meet existing and future customer demand and could cause SunPower to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, which could harm our business, financial condition and results of operations.
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
     International revenues accounted for approximately 62% and 65% of total revenues for the three and six months ended July 3, 2005, respectively, and approximately 69% and 67% of total revenues for the three and six months ended June 27, 2004, respectively. Our Philippine fabrication, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:
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
     Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income (loss) of using the fair value recognition method. We have elected to apply APB Opinion No. 25 and accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.
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
     The implementation of SFAS No. 123(R) beginning in the first quarter of fiscal 2006 will have a significant adverse impact on our operating results as we will be required to expense the fair value of our stock options rather than disclosing the impact in our footnotes in accordance with the disclosure provisions of SFAS No. 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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
     We have outstanding loans, consisting of principal and cumulative accrued interest, of $54.9 million as of July 3, 2005, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, there have been immaterial bad debt write-offs. As of July 3, 2005, we had an allowance for uncollectible accounts against these loans of $8.5 million. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.
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
     The fair market value of our 1.25% convertible subordinated notes (“1.25% Notes”) is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the 1.25% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 1.25% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 1.25% Notes but do not impact our financial position, cash flows or results of operations. As of July 3, 2005 and January 2, 2005, the estimated fair value of the 1.25% Notes was approximately $642.8 million and $626.6 million, respectively, based on quoted market prices.
     The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow and balance sheet hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We have entered into a series of Euro forward contracts to hedge expected cash flow from one of our subsidiaries. The total notional amount of the contracts was $20.6 million as of July 3, 2005. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in approximately a $2.1 million loss on these contracts.
     All of the potential changes noted above were based on sensitivity analyses performed on our balances as of July 3, 2005.
Equity Options
     At July 3, 2005, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in stockholders’ equity in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire on August 18, 2005. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.
     During the three and six months ended June 27, 2004, we received total premiums of zero and $1.8 million, respectively, upon extensions of the contracts. We received no premiums for the three and six months ended July 3, 2005. The premiums were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets.
Investments in Privately-Held Companies
     We have invested in several privately-held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of July 3, 2005, the carrying value of our investments in development stage companies was $8.4 million.
     As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.
     The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges of zero and $0.4 million for the three and six months ended July 3, 2005, respectively, as we deemed the decline in values was other-than-temporary. We recorded no impairment charges for the three and six months ended June 27, 2004.
     Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations, and we may in the future incur additional impairments to our equity investments in privately-held companies.
Stock Purchase Assistance Plan
     At the end of the second quarter of fiscal 2005, other current assets included $54.9 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of July 3, 2005, we had an allowance for uncollectible accounts against these loans of $8.5 million. In determining the allowance for uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. As of July 3, 2005, the carrying value of the loans exceeded the underlying common stock collateral by $28.2 million.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information required by this item is included in Note 7 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information with respect to repurchases of our common stock made during the second quarter of fiscal 2005:

				Total dollar value
			Total number of	of shares
			shares purchased as	that may yet be
	Total number of	Average price paid	part of publicly	purchased
Periods	shares purchased	per share	announced programs	under the programs
April 4, 2005 — May 1, 2005	—	$—	—	$15,000,000
May 2, 2005 — May 29, 2005	—	—	—	15,000,000
May 30, 2005 — July 3, 2005	—	—	—	15,000,000

Total	—	—	—	15,000,000

     On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that we had during the second quarter of fiscal 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders on April 29, 2005, stockholders elected each of the director nominees and ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending January 1, 2006. The results were as follows:
1.	Proposal One — Election of Directors:

	Number of Shares
Nominees	Voted For	Withheld
T. J. Rodgers	115,007,978	2,599,540
Fred B. Bialek	112,115,792	5,491,726
Eric A. Benhamou	102,727,503	14,880,015
Alan F. Shugart	115,315,815	2,291,703
James R. Long	115,371,935	2,235,583
W. Steve Albrecht	114,881,698	2,725,820
J. Daniel McCranie	112,675,824	4,931,694
2.	Proposal Two — Ratification of PricewaterhouseCoopers LLP:

Number of Shares

Voted for 115,675,612	Against 1,719,482	Abstain 212,424
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 12, 2005

Cypress Semiconductor Corporation
By:	/s/ Jeff Osorio
Jeff Osorio
Vice President, Corporate Controller and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.