Form 10-Q
period 2005-10-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2005-11-14
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s common stock as of October 31, 2005 was 135,532,810.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to our projected segment and overall revenue and gross margin expectation for the fourth quarter of fiscal 2005; our ability to develop and bring to market new products; the rate of customer acceptance of Cypress and its subsidiaries’ products and our resulting market share; the general economy, including specifically the holiday demand, and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to utilize and manage the wafer capacity in our manufacturing facilities; cost goals emanating from manufacturing efficiencies; the availability of raw materials, such as polysilicon, used in the manufacture of SunPower products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, information, beliefs or intentions regarding future events and our financial performance. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share amounts)

(Unaudited)

	October 2, 2005	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$102,637	$66,619
Short-term investments	107,175	178,278

Total cash, cash equivalents and short-term investments	209,812	244,897
Accounts receivable, net	137,831	107,288
Inventories	77,053	99,709
Other current assets	97,723	111,986

Total current assets	522,419	563,880

Property, plant and equipment, net	443,582	444,651
Goodwill	403,308	382,284
Intangible assets, net	51,536	64,719
Other assets	132,399	117,460

Total assets	$1,553,244	$1,572,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,360	$78,624
Accrued compensation and employee benefits	36,432	42,750
Other current liabilities	72,228	75,295
Deferred income on sales to distributors	28,462	33,426
Income taxes payable	1,488	3,515

Total current liabilities	206,970	233,610

Convertible subordinated notes	599,997	599,998
Deferred income taxes and other tax liabilities	72,470	68,477
Other long-term liabilities	37,795	10,551

Total liabilities	917,232	912,636

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,443 and 142,157 shares issued; 135,361 and 128,493 shares outstanding at October 2, 2005 and January 2, 2005, respectively	1,424	1,421
Additional paid-in-capital	1,161,004	1,149,267
Deferred stock compensation	(594)	(1,989)
Accumulated other comprehensive income (loss)	741	(2,124)
Accumulated deficit	(451,028)	(306,312)

	711,547	840,263
Less: shares of common stock held in treasury, at cost; 7,082 and 13,664 shares at October 2, 2005 and January 2, 2005, respectively	(75,535)	(179,905)

Total stockholders’ equity	636,012	660,358

Total liabilities and stockholders’ equity	$1,553,244	$1,572,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenues	$227,112	$219,595	$647,922	$738,257
Costs and expenses:
Cost of revenues	131,673	112,401	387,878	360,616
Research and development	56,068	64,764	171,151	194,719
Selling, general and administrative	40,045	37,239	115,245	104,758
Restructuring costs (credits)	713	(326)	28,407	(407)
Amortization of intangible assets	6,504	9,739	22,017	29,537
In-process research and development charge	—	15,600	12,300	15,600

Total costs and expenses	235,003	239,417	736,998	704,823

Operating income (loss)	(7,891)	(19,822)	(89,076)	33,434
Interest income	3,147	2,724	8,196	8,006
Interest expense	(2,026)	(2,771)	(6,293)	(8,349)
Other income (expense), net	732	(2,423)	(3,124)	(3,554)

Income (loss) before income taxes	(6,038)	(22,292)	(90,297)	29,537
Benefit from income taxes	92	26,628	302	23,259

Net income (loss)	$(5,946)	$4,336	$(89,995)	$52,796

Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.68)	$0.43
Diluted	$(0.04)	$0.02	$(0.68)	$0.33
Shares used in per-share calculation:
Basic	134,175	125,172	132,254	123,652
Diluted	134,175	130,961	132,254	167,788

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2005	September 26, 2004
Cash flow from operating activities:
Net income (loss)	$(89,995)	$52,796
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	111,291	130,004
Amortization (reversal) of deferred stock-based compensation	(1,255)	3,237
Stock-based compensation expense	1,648	—
Impairment of investments and write-off of loan receivable	821	1,123
Loss contingency related to synthetic lease	913	—
In-process research and development charge	12,300	15,600
(Gain) loss on sale/write-down of property, plant and equipment, net	698	(20)
Employee stock purchase assistance plan (“SPAP”) interest	(1,361)	(1,586)
Decrease in SPAP allowance	—	(7,752)
Changes in foreign currency derivatives	250	(104)
Gain on changes in fair value of warrants	(120)	—
Non-cash restructuring charges (credits)	18,868	(407)
Stock received for manufacturing services	—	(3,750)
Deferred income taxes and other tax liabilities	92	(29,891)
Other adjustments	(142)	(1,246)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(29,635)	(7,978)
Inventories, net	24,179	(16,599)
Other assets	5,988	2,110
Accounts payable, accrued liabilities and other liabilities	15,329	(13,520)
Deferred income on sales to distributors	(4,963)	10,159
Income taxes payable	(2,027)	1,905

Net cash flow generated from operating activities	62,879	134,081

Cash flow from investing activities:
Purchase of investments	(64,270)	(100,632)
Proceeds from sale or maturities of investments	135,648	58,606
Acquisition of property, plant and equipment	(95,721)	(89,540)
Cash used for acquisitions, net	(39,606)	(89,931)
Proceeds from collection of SPAP loans	1,349	28,437
Other investments	(4,000)	(244)

Net cash flow used in investing activities	(66,600)	(193,304)

Cash flow from financing activities:
Repayment of borrowings	(9,320)	(5,332)
Conversion of convertible subordinated notes	(1)	—
Issuance of common shares	49,060	32,152
Structured purchase of options, net	—	1,790
Repayment of notes to stockholders, net	—	107

Net cash flow generated from financing activities	39,739	28,717

Net increase (decrease) in cash and cash equivalents	36,018	(30,506)
Cash and cash equivalents, beginning period	66,619	152,024

Cash and cash equivalents, end of period	$102,637	$121,518

Supplemental disclosure of non-cash information:
Common stock issued for acquisitions	$4,039	$6,011
Stock received for manufacturing services	—	3,750

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2005 is a 52-week year and fiscal 2004 was a 53-week year. The third quarter of fiscal 2005 ended on October 2, 2005 and the third quarter of fiscal 2004 ended on September 26, 2004.

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

The results of operations for the three and nine months ended October 2, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. The Company is currently evaluating which method to adopt. The adoption of SFAS No. 123(R) will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for the nine months ended October 2, 2005 and September 26, 2004.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per-share amounts)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income (loss), as reported	$(5,946)	$4,336	$(89,995)	$52,796
Add: Total stock-based compensation expense reported in net income (loss), net of related tax effects (see Note 8)	1,727	824	7,116	3,237
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(13,233)	(24,084)	(44,882)	(64,067)

Net loss, pro forma	$(17,452)	$(18,924)	$(127,761)	$(8,034)

Net income (loss) per share:
Basic - as reported	$(0.04)	$0.03	$(0.68)	$0.43
Diluted - as reported	(0.04)	0.02	(0.68)	0.33
Basic - pro forma	(0.13)	(0.15)	(0.97)	(0.06)
Diluted - pro forma	(0.13)	(0.16)	(0.97)	(0.09)
Shares used in per-share calculation:
Basic - as reported	134,175	125,172	132,254	123,652
Diluted - as reported	134,175	130,961	132,354	167,788
Basic - pro forma	134,175	125,172	132,254	123,652
Diluted - pro forma	134,175	121,402	132,254	123,873

Change in Accounting Estimate

During the first quarter of fiscal 2005, the Company determined that the useful lives of certain equipment and production assets used in certain of its manufacturing operations were longer than historically estimated. Accordingly, the Company revised the useful lives of the newly acquired equipment from 5 years to 7 years and the production assets from 10 months to 2 years beginning in the first quarter of fiscal 2005. Useful lives for those equipment and production assets acquired prior to the first quarter of fiscal 2005 remained unchanged. The impact of the revised useful lives resulted in a decrease of approximately $1.2 million and $2.7 million in depreciation for the three and nine months ended October 2, 2005, respectively.

NOTE 2 — BUSINESS COMBINATION

SMaL Camera Technologies, Inc. (“SMaL”)

On February 14, 2005, the Company completed the acquisition of SMaL, a company specializing in the digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems and mobile phone cameras. SMaL is part of the Company’s Memory and Imaging Division segment (see Note 14).

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

The Company acquired 100% of the outstanding capital stock of SMaL in exchange for $42.5 million in cash. In addition, the Company assumed SMaL’s outstanding stock options and, in exchange, issued approximately 319,000 Cypress stock options with a fair value of $3.2 million. The fair value of the Cypress stock options was determined using the Black-Scholes model with the following assumptions: volatility of 75%, expected life of 1 to 3.75 years, and risk-free interest rate of 3.14%.

Of the total number of Cypress stock options issued, approximately 166,000 were unvested. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the intrinsic value of these unvested options, totaling $0.8 million, was excluded from the purchase consideration and accounted for as deferred stock-based compensation, which is being amortized over the remaining vesting periods.

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

In-Process Research and Development:

The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects include the development of first generation automotive cameras and mobile phone sensors.

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

Projects	Stage of Completion	Total Costs Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
First generation automotive cameras	58%	$4.2 million	$3.1 million	March 2006
Mobile phone sensors	28%	2.4 million	6.0 million	March 2006

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

(In thousands, except per-share amounts)	Three Months Ended	Nine Months Ended
	September 26, 2004	October 2, 2005	September 26, 2004
Revenues	$226,892	$648,382	$762,858
Net income (loss)	1,026	(94,098)	42,651
Basic net income (loss) per share	0.01	(0.71)	0.34
Diluted net income (loss) per share	0.00	(0.71)	0.27

The unaudited pro forma financial information presented above should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

NOTE 3 — GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

During the first quarter of fiscal 2005, the Company changed its internal organization and identified five new reportable business segments (see Note 14). The following table presents the changes in the carrying amount of goodwill under the reportable business segments:

(In thousands)	CCD	DCD	MID	SunPower	Other	Total
Balance at January 2, 2005	$128,357	$187,877	$63,167	$2,883	$—	$382,284
Goodwill acquired	—	—	21,024	—	—	21,024

Balance at October 2, 2005	$128,357	$187,877	$84,191	$2,883	$—	$403,308

Goodwill of $21.0 million acquired during fiscal 2005 was related to SMaL (see Note 2).

Purchased Intangible Assets

The following table presents details of the Company’s total purchased intangible assets:

As of October 2, 2005:
(In thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$223,256	$(194,400)	$28,856
Non-compete agreements	19,415	(18,926)	489
Patents, customer contracts, licenses and trademarks	33,618	(12,543)	21,075
Other	5,512	(4,396)	1,116

Total purchased intangible assets	$281,801	$(230,265)	$51,536

As of January 2, 2005:
(In thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$221,856	$(178,748)	$43,108
Non-compete agreements	18,715	(18,596)	119
Patents, customer contracts, licenses and trademarks	27,318	(7,156)	20,162
Other	5,062	(3,732)	1,330

Total purchased intangible assets	$272,951	$(208,232)	$64,719

The estimated future amortization expense of purchased intangible assets as of October 2, 2005 was as follows:

(In thousands)
2005 (remaining three months)	$5,591
2006	15,447
2007	12,604
2008	9,460
2009	5,554
Thereafter	2,880

Total amortization expense	$51,536

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

The Company initiated a restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). In addition, the Company had one other restructuring plan initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). The Fiscal 2002 Restructuring Plan has been substantially completed with reserves remaining for lease payments for restructured facilities. During the third quarter of fiscal 2005, the Company completed the restructuring plan initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”).

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

The Company recorded total restructuring charges of $22.7 million in the first quarter of fiscal 2005, consisting of $8.8 million associated with property and equipment and $1.2 million of related selling costs, and $12.7 million associated with lease obligations and personnel costs. During the second quarter of fiscal 2005, the Company recorded additional provisions of $5.0 million, consisting of $0.1 million related to property and equipment and $4.9 million associated with lease obligations, personnel costs and other items. During the third quarter of fiscal 2005, the Company recorded additional provisions of $1.0 million, consisting of $0.9 million related to property and equipment and $0.1 million related to personnel costs.

Restructuring reserves related to lease obligations, personnel costs and other items from inception to the end of the third quarter of fiscal 2005 are summarized as follows:

(In thousands)	Leased Facilities	Personnel	Other	Total
Provision	$893	$11,805	$—	$12,698
Non-cash charges	—	(3,739)	—	(3,739)
Cash payments	—	(6,415)	—	(6,415)

Balance at April 3, 2005	893	1,651	—	2,544
Provision	282	3,866	730	4,878
Non-cash charges	—	(3,432)	—	(3,432)
Cash payments	(199)	(667)	—	(866)

Balance at July 3, 2005	976	1,418	730	3,124
Provision	—	79	—	79
Non-cash charges	—	(816)	—	(816)
Cash payments	(65)	(263)	—	(328)

Balance at October 2, 2005	$911	$418	$730	$2,059

Property and Equipment:

The restructuring charge of $8.8 million recorded in the first quarter of fiscal 2005 consisted of:

1.	$5.2 million related to the write-down of excess property and equipment as a result of the internal reorganization; and

2.	$3.6 million related to the write-down of equipment due to the termination of the SMS operations (see “Termination of SMS Operations” below).

During the first quarter of fiscal 2005, the Company recorded charges of $5.2 million related to the write-down of property and equipment that were removed from operations, resulting in a new cost basis of $1.3 million. In addition, the Company recorded selling costs of $0.4 million. These assets consisted primarily of manufacturing and test equipment located in the Company’s manufacturing facility in Minnesota, as well as manufacturing and test equipment and prototype tools previously used in operations by Silicon Light Machines and SunPower, two subsidiaries of Cypress. As management has committed to plans to dispose of the assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. The assets were originally purchased based on internal forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used. The Company used a contra account to record the adjustment to reflect the assets held for sale at their new cost basis. The contra account was included within property and equipment in the Condensed Consolidated Balance Sheets, thereby adjusting the assets held for sale to fair value less costs to sell, and not as a liability within the restructuring reserves. The Company expects to complete the disposal of the restructured assets by the first quarter of fiscal 2006.

During the second quarter of fiscal 2005, the Company closed a design center in Europe and recorded a charge of $0.1 million related to the write-down of certain property and equipment that were removed from operations. During the third quarter of fiscal 2005, the Company recorded an additional charge of $0.9 million related to certain property and equipment that were removed from operations.

Termination of SMS Operations:

During the first quarter of fiscal 2005, management approved a plan to cease operations of SMS, a subsidiary specializing in magnetic random access memories. SMS generated no revenues historically and as of the end of fiscal 2004, total assets, which primarily consisted of property and equipment, were less than 1% of the Company’s consolidated total assets.

As a result of management’s decision to cease operations, the Company had committed to a plan to dispose of the assets by sale during the first quarter of fiscal 2005 and recorded charges of $3.6 million related to the write-down of the assets, resulting in a new cost basis of $3.2 million. In addition, the Company recorded selling costs of $0.8 million. These assets consisted primarily of manufacturing and test equipment. The Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used. The Company expects to complete the disposal of the restructured assets by the first quarter of fiscal 2006.

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

Personnel:

During the first quarter of fiscal 2005, the Company incurred charges of $11.8 million consisting of: (1) severance and benefits of $8.1 million associated with the reduction of the global workforce, and (2) a non-cash compensation charge of $3.7 million associated with the modification of stock option agreements for certain terminated employees. During the second quarter of fiscal 2005, the Company recorded an additional provision of $3.9 million consisting of: (1) severance and benefits of $0.9 million as the Company identified and terminated additional employees, and (2) a non-cash compensation charge of $3.0 million associated with the modification of stock option agreements for certain terminated employees. During the third quarter of fiscal 2005, the Company recorded an additional provision of $0.1 million related to severance and benefits as the Company identified and terminated additional employees.

The Company identified and terminated 219 employees in the first quarter of fiscal 2005, 35 employees in the second quarter of fiscal 2005 and 6 employees in the third quarter of fiscal 2005. In total, the reduction in workforce included 260 employees, of which 78 employees were engaged in manufacturing, 126 employees in research and development, and 56 employees in selling, general and administrative functions. Geographically, the reduction in workforce included 215 employees located in the U.S., 22 employees in the Philippines, and 23 in other countries. Of the 260 terminated employees, 259 employees have left the Company as of October 2, 2005. The Company expects the majority of the payments related to severance and benefits to be completed by the end of fiscal 2005.

Other:

During the second quarter of fiscal 2005, the Company recorded a charge of $0.7 million associated with the termination of a contract with a sales representative in Europe as part of the reorganization of the worldwide sales force under the Fiscal 2005 Restructuring Plan. The termination fee is expected to be paid by the end of fiscal 2005.

Fiscal 2002 Restructuring Plan and Fiscal 2001 Restructuring Plan

During the third quarter of fiscal 2005, the Company completed the Fiscal 2001 Restructuring Plan. As of October 2, 2005, restructuring reserves under the Fiscal 2002 Restructuring Plan remained only for leased facilities, which will decrease over time as the Company continues to make lease payments. See the 2004 Annual Report on Form 10-K for a detailed discussion of the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan.

The following table summarizes the activities associated with the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan:

	Fiscal 2002 Restructuring Plan		Fiscal 2001 Restructuring Plan
(In thousands)	Leased Facilities	Personnel	Leased Facilities	Total
Balance at December 28, 2003	$1,128	$554	$2,746	$4,428
Benefit	(56)	—	—	(56)
Cash payments	(68)	(299)	(328)	(695)

Balance at March 28, 2004	1,004	255	2,418	3,677
Cash payments	(87)	(52)	(366)	(505)

Balance at June 27, 2004	917	203	2,052	3,172
Benefit	—	(203)	—	(203)
Cash payments	(129)	—	(464)	(593)

Balance at September 26, 2004	788	—	1,588	2,376
Provision	353	—	—	353
Non-cash charges	22	—	—	22
Cash payments	(73)	—	(174)	(247)

Balance at January 2, 2005	1,090	—	1,414	2,504
Cash payments	(94)	—	(589)	(683)

Balance at April 3, 2005	996	—	825	1,821
Cash payments	(139)	—	(481)	(620)

Balance at July 3, 2005	857	—	344	1,201
Benefit	—	—	(267)	(267)
Cash payments	(94)	—	(77)	(171)

Balance at October 2, 2005	$763	$—	$—	$763

During the third quarter of fiscal 2005, the Company completed the lease obligations under the Fiscal 2001 Restructuring Plan and recorded a benefit of $0.3 million for the remaining unused balance, as the actual lease obligations were lower than the Company had originally estimated.

Reconciliation

The following table reconciles the restructuring charges (credits) recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Fiscal 2005 Restructuring Plan:
Amounts included in the rollforward table:
Provision	$79	$—	$17,655	$—
Amounts not included in the rollforward table:
Write-down of property and equipment	901	—	11,019	—
Fiscal 2002 Restructuring Plan:
Amounts included in the rollforward table:
Benefit	—	(203)	—	(259)
Amounts not included in the rollforward table:
Adjustment related to property and equipment	—	(94)	—	(119)
Fiscal 2001 Restructuring Plan:
Amounts included in the rollforward table:
Benefit	(267)	—	(267)	—
Amounts not included in the rollforward table:
Adjustment related to property and equipment	—	(29)	—	(29)

Total restructuring charges (credits)	$713	$(326)	$28,407	$(407)

NOTE 5 — BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	October 2, 2005	January 2, 2005
Accounts receivable, gross	$142,819	$110,883
Allowance for doubtful accounts and customer returns	(4,988)	(3,595)

Total accounts receivable, net	$137,831	$107,288

Inventories

	As of
(In thousands)	October 2, 2005	January 2, 2005
Raw materials	$14,131	$8,048
Work-in-process	44,322	63,888
Finished goods	18,600	27,773

Total inventories	$77,053	$99,709

Other Current Assets

	As of
(In thousands)	October 2, 2005	January 2, 2005
Employee stock purchase assistance plan, net	$45,651	$45,639
Deferred tax assets	29,260	29,702
Prepaid expenses	15,975	18,410
Other	6,837	18,235

Total other current assets	$97,723	$111,986

Other Assets

(In thousands)	As of
	October 2, 2005	January 2, 2005
Restricted cash	$62,884	$62,743
Key employee deferred compensation plan	23,335	22,000
Other	46,180	32,717

Total other assets	$132,399	$117,460

Other Current Liabilities

	As of
(In thousands)	October 2, 2005	January 2, 2005
Customer advances	$7,806	$6,151
Accrued interest payable	2,227	462
Sales representative commissions	4,508	4,210
Accrued royalties	1,670	2,618
Current portion of long-term debt	5,853	7,234
Key employee deferred compensation plan	27,836	25,547
Other	22,328	29,073

Total other current liabilities	$72,228	$75,295

Deferred Income Taxes and Other Tax Liabilities

	As of
(In thousands)	October 2, 2005	January 2, 2005
Deferred income taxes	$37,431	$33,514
Non-current tax liabilities	35,039	34,963

Total deferred income taxes and other tax liabilities	$72,470	$68,477

NOTE 6 — FINANCIAL INSTRUMENTS

Available-for-sale securities were as follows:

As of October 2, 2005:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Federal agency notes	$4,995	$—	$—	$4,995
Corporate notes / bonds	50,077	—	—	50,077
Money market funds	32,954	—	—	32,954

Total cash equivalents	$88,026	$—	$—	$88,026

Short-term investments:
Federal agency notes	$38,096	$6	$(305)	$37,797
Corporate notes / bonds	64,852	—	(637)	64,215
Auction rate securities	5,112	—	—	5,112
Certificate of deposits	51	—	—	51

Total short-term investments	$108,111	$6	$(942)	$107,175

Long-term equity investment (1)	$2,360	$134	$—	$2,494

Total available-for-sale securities	$198,497	$140	$(942)	$197,695

(1)	This long-term equity investment is recorded in other assets in the Condensed Consolidated Balance Sheets.

As of January 2, 2005:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Federal agency notes	$4,121	$1	$(17)	$4,105
Money market funds	44,673	—	—	44,673
Certificate of deposits	7,048	—	—	7,048
Corporate notes / bonds	2,503	—	—	2,503

Total cash equivalents	$58,345	$1	$(17)	$58,329

Short-term investments:
Federal agency notes	$68,286	$19	$(411)	$67,894
Corporate notes / bonds	104,695	20	(839)	103,876
Auction rate securities	6,508	—	—	6,508

Total short-term investments	$179,489	$39	$(1,250)	$178,278

Total available-for-sale securities	$237,834	$40	$(1,267)	$236,607

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

During the fourth quarter of fiscal 2004, the Company reclassified all auction rate securities from cash equivalents to short-term investments. The reclassification had no impact on the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2004. The impact on the Condensed Consolidated Statements of Cash Flows was a decrease of $2.8 million in cash used in investing activities for the nine months ended September 26, 2004.

As of October 2, 2005, contractual maturities of the Company’s short-term investments were as follows:

(In thousands)	Cost	Estimated Fair Value
Maturing in less than 1 year	$4,817	$4,814
Maturing in 1 to 2 years	46,768	46,361
Maturing in more than 2 years	56,526	56,000

Total	$108,111	$107,175

Realized losses were zero and $0.3 million for the three and nine months ended October 2, 2005, respectively, and zero for the three and nine months ended September 26, 2004.

Proceeds from sales and maturities of available-for-sale investments were $135.6 million and $58.6 million for the nine months ended October 2, 2005 and September 26, 2004, respectively.

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

The carrying amounts and estimated fair values were as follows:

	As of
	October 2, 2005		January 2, 2005
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Convertible subordinated notes	$599,997	$704,282	$599,998	$626,626
Collateralized debt instruments	8,599	8,599	13,924	13,924

Total	$608,596	$712,881	$613,922	$640,550

The Company’s liabilities for all periods were presented at the carrying values, not the estimated fair values.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

The Company applies the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of October 2, 2005, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. The Company maintains self-insurance for certain liabilities of its officers and directors.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this.

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

The following table presents the Company’s warranty reserve activities:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Beginning balance	$2,920	$3,265	$2,717	$2,364
Settlements made	(936)	(3,281)	(3,995)	(8,055)
Provisions made	2,153	2,520	5,415	8,195

Ending balance	$4,137	$2,504	$4,137	$2,504

Acquisition-Related Contingent Compensation

The Company recorded acquisition-related contingent compensation charges of $0.6 million and $2.8 million for the three and nine months ended October 2, 2005, respectively, and $1.3 million and $4.6 million for the three and nine months ended September 26, 2004, respectively. Substantially all acquisition-related contingent compensation charges were recorded as research and development expenses. The status of the acquisition-related contingent compensation is as follows:

SMaL:

The terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment-vesting period. Such payments will be accounted for as compensation and expensed in the appropriate periods. The Company recorded charges of $0.1 million and $0.4 million in the third quarter and first nine months of fiscal 2005, respectively, related to the achievement of individual performance milestones and employment. As of October 2, 2005, no payment has been made and an accrual of $0.4 million remained outstanding.

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

To date, the Company recorded total charges of $6.6 million related to the contingent consideration, of which $0.3 million and $1.8 million were recorded in the third quarter and first nine months of fiscal 2005, respectively, and $4.8 million was recorded in fiscal 2004. Payments related to the $6.6 million charges consisted of the following:

(1)	155,000 shares of the Company’s common stock valued at $1.6 million were issued in the fourth quarter of fiscal 2004;

(2)	145,000 shares of the Company’s common stock valued at $1.6 million were issued in the first quarter of fiscal 2005;

(3)	a cash payment of $1.5 million was made in the third quarter of fiscal 2005; and

(4)	an accrual of $1.9 million to be paid in cash or shares at the Company’s option was outstanding as of October 2, 2005.

Sahasra Networks:

The terms of the acquisition include provisions for contingent cash payments to employees and third parties of up to $2.3 million through December 2005 based on the amount of revenues generated by certain products in future periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid. Cash payments to employees for achievement of revenue targets require that individuals remain employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods. To date, no charges have been recorded as achievements of product revenue targets have not been met.

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

To date, the Company recorded total charges of $3.3 million related to the contingent consideration, of which $0.2 million and $0.6 million were recorded in the third quarter and first nine months of fiscal 2005, respectively, $0.2 million was recorded in fiscal 2004, and $2.5 million was recorded prior to fiscal 2004. Payments related to the $3.3 million charges consisted of the following:

(1)	42,000 shares of the Company’s common stock valued at $0.7 million were issued in the fourth quarter of fiscal 2004;

(2)	39,000 shares of the Company’s common stock valued at $0.8 million were issued in the first quarter of fiscal 2005;

(3)	41,000 shares of the Company’s common stock valued at $0.9 million were issued in the second quarter of fiscal 2005; and

(4)	an accrual of $0.9 million to be paid in shares was outstanding as of October 2, 2005.

Synthetic Lease

On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, the Company may extend the lease if the lessor allows. If the Company had exercised its right to purchase all the properties subject to the synthetic lease at October 2, 2005, the Company would have been required to make a payment totaling $62.7 million (the “Termination Value”). If the Company exercised its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

In accordance with FASB Interpretation No. 45, the Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million, which was recorded in other assets and other long-term liabilities in the Condensed Consolidated Balance Sheets.

The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. During fiscal 2004, the Company performed the analysis and accrued a loss contingency of approximately $1.8 million in other long-term liabilities in the Condensed Consolidated Balance Sheets relating to the potential decline in the fair value of the facilities in California. The loss contingency was determined by management with the assistance of a market analysis performed by an independent appraisal firm. During the third quarter and first nine months of fiscal 2005, the Company accrued an additional $0.3 million and $0.9 million, respectively, related to the loss contingency. As of October 2, 2005, the accrued loss contingency totaled $2.7 million.

The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of October 2, 2005, the balance of restricted cash and accrued interest was $62.9 million and was classified in other assets in the Condensed Consolidated Balance Sheets.

During the first quarter of fiscal 2005, the Company amended its synthetic lease agreement, whereby amounts due under the Company’s convertible subordinated notes are excluded from certain financial covenant calculations under the amended agreement. As of October 2, 2005, the Company was in compliance with the financial covenants.

Litigation and Asserted Claims

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted the Company and charged that the Company infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued the Company and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held, in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. The Nevada ruling is now being appealed, and the 14 patents remain stayed as to the Company during the appeal. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Therefore, there are currently four patents that are not stayed in this litigation. The case is in the “claim construction” (i.e., patent claim interpretation) phase on the four non-stayed patents. The claim construction hearing concluded on December 10, 2004, and the Company is awaiting the Judge’s order. The Company has reviewed and investigated the allegations in both Lemelson’s original and amended complaints. The Company believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

NOTE 8 — DEBT AND EQUITY TRANSACTIONS

Line of Credit

In September 2003, the Company entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of October 2, 2005 and January 2, 2005, the outstanding balance related to the line of credit was zero and $4.0 million, respectively. In addition, as of October 2, 2005 and January 2, 2005, $0.3 million and $0.4 million were outstanding, respectively, related to a standby letter of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at the Company’s election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of October 2, 2005, the Company was in compliance with all of the financial covenants. The Company’s obligations under the line of credit are guaranteed and collateralized by the common stock of certain of the Company’s subsidiaries. The Company intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

Equity Option Contracts

As of October 2, 2005, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in stockholders’ equity in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in November 2005. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended.

The Company received total premiums of zero and $1.8 million during the three and nine months ended September 26, 2004, respectively, upon extensions of the contracts. The Company received no premiums for the three and nine months ended October 2, 2005. The premiums were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Cost of revenues	$1	$—	$7	$—
Research and development (1)	69	824	(1,346)	3,231
Selling, general and administrative (2)	1,657	—	1,732	6
Restructuring (3)	—	—	6,723	—

Total stock-based compensation expense	$1,727	$824	$7,116	$3,237

(1)	For the nine months ended October 2, 2005, stock-based compensation expense included a credit of approximately $1.9 million recorded in the first quarter of fiscal 2005 primarily attributable to the reversal of the unamortized deferred stock-based compensation balance related to employees who have been terminated.
(2)	For the three and nine months ended October 2, 2005, stock-based compensation expense included a charge of approximately $1.6 million primarily related to Cypress MicroSystems, a subsidiary of the Company. The charge resulted from unvested options exercised with notes, for which the Company has the right to purchase unvested shares upon employee termination at the original cost.
(3)	For the nine months ended October 2, 2005, stock-based compensation expense of $6.7 million was attributable to the modifications of the stock option agreements for certain terminated employees in the first and second quarters of fiscal 2005 (see Note 4) .

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of
(In thousands)	October 2, 2005	January 2, 2005
Accumulated net unrealized losses on available-for-sale investments	$(481)	$(736)
Accumulated net unrealized gains (losses) on derivatives	1,222	(1,388)

Total accumulated other comprehensive income (loss)	$741	$(2,124)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income (loss)	$(5,946)	$4,336	$(89,995)	$52,796
Net unrealized gains (losses) on available-for-sale investments	74	431	255	(497)
Net unrealized gains (losses) on derivatives	170	(215)	2,610	(488)

Total comprehensive income (loss)	$(5,702)	$4,552	$(87,130)	$51,811

NOTE 10 — FOREIGN CURRENCY DERIVATIVES

The Company operates and sells products in various global markets and purchases capital equipment using foreign currencies. Additionally, the Company is exposed to risks associated with changes in foreign currency exchange rates. The Company may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

As of October 2, 2005, the Company’s hedge instruments consisted entirely of forward contracts for its subsidiary SunPower. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash flow hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was $1.2 million and $(1.4) million as of October 2, 2005 and January 2, 2005, respectively. As of October 2, 2005 and January 2, 2005, the Company had outstanding forward contracts with an aggregate notional value of $34.4 million and $34.0 million, respectively. All outstanding contracts will mature by July 2006.

Fair value hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euro. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in fair value of the derivative contract are recognized in the Condensed Consolidated Statements of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot-to-spot basis are recorded in property, plant and equipment, net, in the Condensed Consolidated Balance Sheets and in other income (expense), net, in the Condensed Consolidated Statements of Operations. As of October 2, 2005 and January 2, 2005, the Company had outstanding forward contracts with an aggregate notional value of $9.5 million and zero, respectively. All outstanding contracts will mature by December 2005.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot-to-spot basis using the dollar-offset method and both the excluded time value and any ineffectiveness are recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations. The changes in excluded time value were immaterial for all periods presented. No ineffectiveness was recorded for any periods presented.

Balance sheet hedges: The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income (expense), net, in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of October 2, 2005 and January 2, 2005, the Company had outstanding forward contracts with an aggregate notional value of $23.3 million and $0.7 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities. All outstanding contracts will mature by December 2005.

NOTE 11 — BENEFIT FROM INCOME TAXES

The Company’s effective rate of income tax benefit was 1.5% and 0.3% for the three and nine months ended October 2, 2005, respectively. The Company’s effective rate of income tax benefit was 119.5% and 78.7% for the three and nine months ended September 26, 2004, respectively. The tax benefit for fiscal 2005 was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The tax benefit for fiscal 2004 is attributable to income earned in certain countries that is not offset by current year net operating losses in other countries, and a favorable adjustment to income tax liabilities. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. The Company’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

NOTE 12 — 2001 EMPLOYEE STOCK PURCHASE ASSISTANCE PLAN

On May 3, 2001, the Company’s stockholders approved the adoption of the 2001 employee stock purchase assistance plan (“SPAP”). The SPAP became effective on May 3, 2001 and will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP. The loans were granted to executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. As of October 2, 2005, loans to executive officers represented approximately 2.6% of the total outstanding loan balance. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was secured by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The loans are callable and currently bear interest at a minimum rate of 4.0% per annum compounded annually, except for loans to executive officers, whose loans bear interest at the rate of 5.0% per annum compounded annually. As the loans are at interest rates below the estimated market rate, the Company records compensation expense to reflect the difference between the rate charged and an estimated market rate for each loan outstanding. Compensation expense was $0.5 million and $1.5 million for the three and nine months ended October 2, 2005, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 26, 2004, respectively.

The following table summarizes the components of the outstanding loan balance:

	As of
(In thousands)	October 2, 2005	January 2, 2005
Principal:
Active employees	$31,052	$39,765
Former employees	14,956	7,380

Total principal	46,008	47,145

Accrued interest:
Active employees	5,384	5,877
Former employees	2,728	1,086

Total accrued interest	8,112	6,963

Total outstanding loan balance – principal and accrued interest	54,120	54,108
Less: allowance for potential uncollectible accounts	(8,469)	(8,469)

Total outstanding loan balance, net	$45,651	$45,639

The outstanding loan balance, net of allowance for potential uncollectible accounts, is classified as a current asset in the Condensed Consolidated Balance Sheets.

The allowance for potential uncollectible accounts represents an amount for estimated potential uncollectible balances, with changes in the allowance for potential uncollectible accounts recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In determining the allowance for potential uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. To date, write-offs totaled less than $10 thousand.

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

NOTE 13 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income per common share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Diluted net loss per common share is computed using the weighted-average common shares outstanding for the period and excludes all potentially dilutive securities because the Company is in a net loss position and their inclusion would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per-share amounts)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Basic:
Net income (loss)	$(5,946)	$4,336	$(89,995)	$52,796

Weighted-average common shares	134,175	125,172	132,254	123,652

Basic net income (loss) per share	$(0.04)	$0.03	$(0.68)	$0.43

Diluted:
Net income (loss)	$(5,946)	$4,336	$(89,995)	$52,796
Interest on convertible subordinated notes, net of taxes	—	—	—	3,938
Bond issuance costs on convertible subordinated notes, net of taxes	—	—	—	1,938
Other	—	(1,086)	—	(2,612)

Net income (loss) for diluted computation	$(5,946)	$3,250	$(89,995)	$56,060

Weighted-average common shares	134,175	125,172	132,254	123,652
Effect of dilutive securities:
Convertible subordinated notes	—	—	—	33,103
Stock options	—	5,569	—	10,813
Other	—	220	—	220

Weighted-average common shares and assumed conversions	134,175	130,961	132,254	167,788

Diluted net income (loss) per share	$(0.04)	$0.02	$(0.68)	$0.33

Convertible Subordinated Notes:

1.25% Convertible Subordinated Notes (“1.25% Notes”):

For the three and nine months ended October 2, 2005, and for the three months ended September 26, 2004, 33.1 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net income (loss) per share as the effect was anti-dilutive.

For the nine months ended September 26, 2004, diluted net income per share included 33.1 million shares assuming conversion of the 1.25% Notes and payment of the $300 portion of each note in cash rather than common stock. Each $1,000 principal value 1.25%

Notes is convertible at any time prior to maturity into 55.172 shares of common stock, subject to certain adjustments, plus $300 of cash. The Company, at its option, may pay the $300 in shares of common stock, subject to certain conditions. The Company currently intends to pay the $300 in cash rather than shares of common stock. As a result, for purposes of determining the Company’s diluted net income per share calculation, it is presumed that the $300 payment will be settled in cash. Therefore, net income in the diluted computation was adjusted by 70% of the interest expense and bond issuance costs.

3.75% Convertible Subordinated Notes (“3.75% Notes”):

For the three and nine months ended September 26, 2004, 1.1 million shares of common stock issuable upon the assumed conversion of the 3.75% Notes were excluded from the calculation of diluted net income per share as the effect was anti-dilutive.

The Company redeemed all of the 3.75% Notes in the fourth quarter of fiscal 2004.

Stock Options:

For the three and nine months ended October 2, 2005, all outstanding options were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive. As of October 2, 2005, total outstanding options to purchase common stock were 41.5 million.

For the three and nine months ended September 26, 2004, the Company excluded 25.0 million and 17.7 million, respectively, of the outstanding stock options from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the periods, and therefore, their inclusion would have been anti-dilutive.

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

Reportable Segments	Description
Computation and Consumer Division (“CCD”):	a product division focusing on the clock, universal serial bus and programmable system-on-chip products;
Data Communications Division (“DCD”):	a product division focusing on the specialty memories, programmable logic devices and network search engine products;
Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products;
SunPower:	a subsidiary of Cypress specializing in silicon solar cells and modules; and
Other:	includes Silicon Light Machines, a subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, and certain foundry-related services performed by the Company on behalf of others.

Information for the three and nine months ended September 26, 2004 has been restated to conform with the current-period presentation. The Company does not allocate restructuring, acquisition-related costs, interest income and expense, other income and expense and income taxes to its segments. In addition, the Company does not allocate assets to the segments as the Company does not manage its business this way.

The following tables set forth information relating to the reportable business segments:

Revenues:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
CCD	$82,244	$57,652	$213,599	$216,756
DCD	37,139	53,484	122,685	169,236
MID	76,478	92,526	235,676	307,038
SunPower	21,882	2,502	49,408	6,146
Other	9,369	13,431	26,554	39,081

Total revenues	$227,112	$219,595	$647,922	$738,257

Income (Loss) Before Income Taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
CCD	$11,189	$393	$17,268	$31,337
DCD	2,513	9,466	9,077	35,124
MID	(10,402)	795	(36,474)	29,498
SunPower	(468)	(5,988)	(7,431)	(16,322)
Other	(3,506)	525	(8,792)	(1,473)
Unallocated items:
Restructuring (costs) credits	(713)	326	(28,407)	407
Acquisition-related costs	(6,504)	(25,339)	(34,317)	(45,137)
Interest income	3,147	2,724	8,196	8,006
Interest expense	(2,026)	(2,771)	(6,293)	(8,349)
Other income (expense), net	732	(2,423)	(3,124)	(3,554)

Income (loss) before income taxes	$(6,038)	$(22,292)	$(90,297)	$29,537

Geographical Information:

International revenues accounted for approximately 72% and 68% of total revenues for the three and nine months ended October 2, 2005, respectively, and approximately 65% and 66% of total revenues for the three and nine months ended September 26, 2004, respectively.

Customer Information:

Sales to U.S. and non-U.S. based distributors accounted for approximately 54% and 51% of total revenues for the three and nine months ended October 2, 2005, respectively, and approximately 46% and 50% of total revenues for the three and nine months ended September 26, 2004, respectively.

The following table presents certain information on the Company’s significant customers, including distributors, who accounted for 10% or greater of total revenues:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Number of significant customers	1	2	2	2
Percentage of total revenues	11%	11% and 14%	10% and 12%	10% and 14%

NOTE 15 – SUNPOWER INITIAL PUBLIC OFFERING

During the third quarter of fiscal 2005, SunPower filed an S-1 registration statement with the Securities and Exchange Commission for the initial public offering of its class A common stock. Following the initial public offering, SunPower will have two classes of authorized common stock: class A common stock and class B common stock. The Company will hold in the aggregate approximately 52.0 million shares of class B common stock, representing approximately 87% of SunPower’s total outstanding shares of common stock. At that time, the Company is expected to hold 98% of the voting power of SunPower’s outstanding capital stock. The Company does not have any current plans to distribute to its stockholders the shares of SunPower’s class B common stock that it beneficially owns, although it may elect to effect such a distribution in the future.

As part of the spin-off, SunPower entered into various separation agreements with the Company, including a master separation agreement, an employee matters agreement, a tax sharing agreement, a master transition services agreement, a wafer manufacturing agreement, a lease for certain manufacturing assets, an investor rights agreement, and an indemnification and insurance matters agreement. These agreements will become effective upon completion of its initial public offering, except for the tax sharing agreement and the lease for manufacturing assets which are currently effective. SunPower also entered into an agreement with the Company to extend its lease in the Philippines for an additional 15 years with a right to purchase the facility.

NOTE 16 – SUBSEQUENT EVENTS

SunPower 2005 Stock Unit Plan

In October 2005, SunPower adopted the 2005 Stock Unit Plan in which all of SunPower’s employees except its executive officers and directors are eligible to participate, although SunPower currently intends to limit participation to those of its non-US employees who are not senior managers. Under this plan, SunPower’s board of directors awards participants the right to receive cash payments from SunPower in an amount equal to the appreciation in SunPower’s stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Stock Incentive Plan. To date, SunPower has granted 11,450 units to approximately 120 of its Philippines employees. A maximum of 100,000 stock units may be subject to stock unit awards granted under this plan.

Acquisition of Minority Interests in Cypress MicroSystems (“CMS”)

In October 2005, the Company’s Board of Directors approved a plan to acquire the minority interests in CMS, a subsidiary of Cypress, for approximately $14.8 million in cash. The Company expects to complete the transaction in the fourth quarter of fiscal 2005.

Internal Revenue Service (“IRS”) Audit

In October 2005, the IRS notified the Company that it will begin an audit of the Company’s 2003 federal income tax return.

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

Executive Summary

We design, develop, manufacture and market a broad range of silicon-based products and solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. Our product portfolio includes a selection of wired and wireless universal serial bus (“USB”) devices, complementary metal oxide semiconductor image sensors, timing solutions, network search engines, specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and solar cells and modules.

During the first quarter of fiscal 2005, in conjunction with our restructuring plan, we reorganized our internal structure and identified five new business segments: Computation and Consumer Division (“CCD”), Data Communications Division (“DCD”), Memory and Imaging Division (“MID”), SunPower Corporation (“SunPower”), and Other:

Reportable Segments	Description
CCD:	a product division focusing on the clock, USB and programmable system-on-chip (“PSoC”) products;
DCD:	a product division focusing on the specialty memories, programmable logic device (“PLD”) and network search engine products;
MID:	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products;
SunPower:	a subsidiary of Cypress specializing in silicon solar cells and modules; and
Other:	includes Silicon Light Machines, a subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, and certain foundry-related services performed by us on behalf of others.

The goals of the reorganization are to achieve the following objectives:

•	a cost reduction via the consolidation of four product divisions into three;

•	enhanced market focus by targeting two of our three product divisions on an end market;

•	the improvement of our clock business through its incorporation into another division; and

•	the separation of SunPower as a fourth division.

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

Revenues for the three months ended October 2, 2005 were $227.1 million, an increase of $7.5 million compared to the three months ended September 26, 2004. Strong acceptance of our PSoC family of mixed signal arrays in consumer applications and overall strength in our CCD segment, coupled with the growth in SunPower, drove the increase in revenues and offset weaknesses in our MID and DCD segments. Our revenue growth in the third quarter of fiscal 2005 was constrained by manufacturing capacity limitations that were further exacerbated by power outages that shut down each of our manufacturing plants for a day or more during the quarter.

The following outlook constitutes forward-looking statements that are hereby subject to risks and uncertainties. See the “Risk Factors” section.

We currently anticipate revenues for the fourth quarter of fiscal 2005 to be in the range of $234 million to $241 million with the following expectations:

•	an increase in sales in the CCD segment, driven by holiday demand and increased personal computer clock market share;

•	a decline in revenues in our DCD segment due to customer buying patterns and the continued decline in PLD sales as the products are in an end-of-life cycle; and

•	a decline in revenues in our MID segment as a result of prioritization of manufacturing capacity for CCD products as well as a decline in sales of certain products.

We currently expect gross margin percentage in the fourth quarter of fiscal 2005 to increase sequentially to the range of 43% to 44%, primarily due to the increased volumes in the CCD segment, continued improvement in SunPower and increased fab utilization. The gains in these segments are expected to be partially offset by the decline in volumes in the DCD and MID segments.

From a liquidity and capital resources standpoint, our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and debt securities. As of the end of the third quarter of fiscal 2005, total cash, cash equivalents, short-term investments and restricted cash were $272.7 million, a $34.9 million reduction from the end of fiscal 2004.

Results of Operations

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
CCD	$82,244	$57,652	$213,599	$216,756
DCD	37,139	53,484	122,685	169,236
MID	76,478	92,526	235,676	307,038
SunPower	21,882	2,502	49,408	6,146
Other	9,369	13,431	26,554	39,081

Total revenues	$227,112	$219,595	$647,922	$738,257

CCD:

For the three months ended October 2, 2005, revenues from the sales of CCD products increased $24.6 million, or 43%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $12.0 million in sales of our PSoC products, driven by a major ramp in consumer applications, including MP3 players, set-top boxes and gaming, and continued expansion in computation platforms with the major personal computer original equipment manufacturers. In addition, continued adoption of our family of USB products contributed an increase of approximately $8.7 million in revenues.

For the nine months ended October 2, 2005, revenues from the sales of CCD products decreased $3.2 million, or 1%, compared to the same prior-year period. This decrease was primarily attributable to the decline of approximately $19.8 million in sales of our USB and clock products as a result of softness in demand, partially offset by an increase of approximately $15.8 million in sales of our PSoC products driven by demand in consumer applications.

DCD:

For the three months ended October 2, 2005, revenues from the sales of DCD products decreased $16.3 million, or 31%, compared to the same prior-year period. This decrease was primarily attributable to the decline of approximately $7.8 million in sales of our PLD products as they are in an end-of-life cycle. In addition, softness in demand for our specialty memories and network search engine products contributed a decline of approximately $5.1 million in revenues.

For the nine months ended October 2, 2005, revenues from the sales of DCD products decreased $46.6 million, or 28%, compared to the same prior-year period. This decrease was primarily attributable to the decline of approximately $17.6 million in sales of our PLD products as they are in an end-of-life cycle. In addition, softness in demand for our specialty memories and network search engine products contributed a decline of approximately $19.8 million in revenues.

MID:

For the three months ended October 2, 2005, revenues from the sales of MID products decreased $16.0 million, or 17%, compared to the same prior-year period. The decrease was attributable to a decrease of approximately $17.6 million in sales of our memory products, offset by an increase of approximately $1.6 million in sales of our image sensor products. The decrease in our memory products was primarily attributable to a decline in sales of our pseudo-SRAM products, partially offset by an increase in sales of our synchronous SRAM products. The increase in sales of our image sensor products was primarily due to a full-quarter revenue contribution from FillFactory and SMaL, which we acquired during the third quarter of fiscal 2004 and the first quarter of fiscal 2005, respectively.

For the nine months ended October 2, 2005, revenues from the sales of MID products decreased $71.4 million, or 23%, compared to the same prior-year period. The decrease was attributable to a decrease of approximately $90.4 million in sales of our memory products, offset by an increase of approximately $19.0 million in sales of our image sensor products. The decrease in our memory products was primarily attributable to a decline in sales of our pseudo-SRAM and micropower products, partially offset by an increase in sales of our synchronous SRAM products. The increase in sales of our image sensor products was primarily due to a nine-month period of revenue contribution from FillFactory and a seven-month period of revenue contribution from SMaL during fiscal 2005.

During the third quarter of fiscal 2005, we entered into an agreement with a customer with respect to the development of certain products and recorded $1.8 million in revenues in the MID segment, consisting of $2.4 million in license fee for granting the customer a license of our intellectual property used in developing the products, which was partially offset by a credit memo of $1.0 million issued to the customer in consideration of a yield drop resulting from certain retesting activities. In addition, the customer agreed to pay us $0.8 million in exchange for design services, of which $0.4 million has been earned by us in the third quarter of fiscal 2005 and the remaining amount will be earned in the fourth quarter of fiscal 2005.

SunPower:

For the three months ended October 2, 2005, revenues from the sales of SunPower products increased $19.4 million, or 775%, compared to the same prior-year period. For the nine months ended October 2, 2005, revenues from the sales of SunPower products increased $43.3 million, or 704%, compared to the same prior-year period. The increase for both the three and nine-month periods was primarily attributable to increased production coupled with higher demand for its solar cells and panels driven by the continued strong global solar market.

Other:

For the three months ended October 2, 2005, revenues decreased $4.1 million, or 30%, compared to the same prior-year period. This decrease was primarily attributable to a decrease of $3.5 million in revenues generated by our subsidiary Silicon Light Machines (“SLM”). For the nine months ended October 2, 2005, revenues decreased $12.5 million, or 32%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of $11.5 million in revenues generated by SLM. The decrease in revenues generated by SLM for both the three and nine-month periods was primarily due to the decline in royalty revenues from Sony as the use of certain of SLM’s technology by Sony came to an end in the fourth quarter of fiscal 2004.

Cost of Revenues/Gross Margin

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Cost of revenues	$131,673	$112,401	$387,878	$360,616
Gross margin	42.0%	$48.8%	40.1%	$51.2%

For the three and nine months ended October 2, 2005, gross margin benefited by increased volumes and the cost savings measures implemented under our restructuring plan in the first quarter of fiscal 2005, which was partially offset by lower average selling prices and increased spending due to losses from the power outages in our manufacturing plants during the third quarter of fiscal 2005. In addition, changes in product mix had a less than favorable impact on gross margin as our SunPower segment with lower margins became a larger portion of our business and volumes from our DCD segment with higher margins declined.

Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business including our inventory profile. During the three and nine months ended October 2, 2005, the net impact of the inventory adjustments was a charge of $4.3 million and $11.5 million, respectively. During the three and nine months ended September 26, 2004, the net impact of the inventory adjustment was a charge of $1.0 million and a credit of $3.5 million, respectively. The inventory reserve balance was $32.5 million and $29.4 million as of October 2, 2005 and January 2, 2005, respectively.

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

In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the balance sheets. In accordance with Staff Accounting Bulletin No. 100, the contra asset account is relieved at the time the inventory is either sold or scrapped. At October 2, 2005, the remaining inventory reserve represented excess and obsolete inventories that have not been scrapped or sold.

Research and Development

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Research and development	$56,068	$64,764	$171,151	$194,719
As a percentage of total revenues	24.7%	29.5%	26.4%	26.4%

For the three months ended October 2, 2005, research and development (“R&D”) expenses decreased $8.7 million compared to the same prior-year period. The decrease in R&D expenditures was due to a decrease of approximately $4.7 million in employee-related compensation expenses and depreciation, which was primarily attributable to the restructuring measures implemented during the first quarter of fiscal 2005. In addition, R&D expenditures decreased approximately $4.3 million for SunPower primarily due to the completion of certain R&D efforts related to a product line in the fourth quarter of fiscal 2004. The decrease in R&D expenditures was partially offset by an increase of approximately $1.6 million in purchases of R&D-related supplies.

For the nine months ended October 2, 2005, R&D expenses decreased $23.6 million compared to the same prior-year period. The decrease in R&D expenditures was due to a decrease of approximately $18.3 million in employee-related compensation expenses and depreciation, which was primarily attributable to the restructuring measures implemented during the first quarter of fiscal 2005. The decrease in employee-related compensation expenses included a credit of approximately $1.9 million as a result of the reversal of the unamortized deferred compensation balance associated with terminated employees. In addition, R&D expenditures decreased approximately $10.3 million for SunPower primarily due to the completion of certain R&D efforts related to a product line in the fourth quarter of fiscal 2004. The decrease in R&D expenditures was partially offset by an increase of approximately $7.4 million in purchases of R&D-related supplies.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Selling, general and administrative	$40,045	$37,239	$115,245	$104,758
As a percentage of total revenues	17.6%	17.0%	17.8%	14.2%

For the three months ended October 2, 2005, selling, general and administrative (“SG&A”) expenses increased $2.8 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to a stock-based compensation charge of $1.6 million related to our subsidiary Cypress MicroSystems (“CMS”) and an increase of approximately $0.5 million in advertising expenses. The stock-based compensation charge primarily resulted from unvested options exercised with notes, for which we have the right to purchase unvested shares upon employee termination at the original cost.

For the nine months ended October 2, 2005, SG&A expenses increased $10.5 million compared to the same prior-year period. The increase in SG&A expenses was primarily attributable to a benefit of $7.7 million related to the reduction in the loan reserves of our employee stock purchase assistance plan recorded in the first nine months of fiscal 2004. In addition, the increase in SG&A expenses was attributable to a stock-based compensation charge of $1.6 million related to CMS and an increase of approximately $1.9 million in advertising expenses, partially offset by a decrease of approximately $1.9 million in employee-related compensation expense primarily resulting from the restructuring measures implemented during the first quarter of fiscal 2005.

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

We initiated a restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). In addition, we had one other restructuring plan initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). The Fiscal 2002 Restructuring Plan has been substantially completed with reserves remaining for lease payments for restructured facilities. During the third quarter of fiscal 2005, we completed the restructuring plan initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). For additional information on these events, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

In January 2005, we announced a plan to reduce costs and losses by approximately $19.0 million per quarter. This plan included (1) restructuring activities implemented under the Fiscal 2005 Restructuring Plan, and (2) various other initiatives to reduce discretionary spending and reduce our losses. As of the end of the second quarter of fiscal 2005, we had realized these savings as described below.

The initiatives implemented under our Fiscal 2005 Restructuring Plan were intended to generate savings by reducing employee-related costs, disposing of excess equipment thereby reducing depreciation costs, reducing certain facility costs by existing certain facilities and ceasing operations of our subsidiary Silicon Magnetic Systems (“SMS”). During the second quarter of fiscal 2005, we had realized these savings as follows: approximately $5.7 million in employee-related compensation expenses due to the termination of employees, $1.0 million in depreciation as a result of the removal of equipment from operations, $0.1 million in rent expense due to the closure of facilities, and $1.3 million as a result of discontinuing the operations of SMS.

The initiatives to reduce the amount of discretionary spending and reduce our losses were intended to generate savings of approximately $10.9 million. We achieved these savings as of the end of the second quarter of fiscal 2005.

Amortization of Intangible Assets

Intangible assets are amortized using the straight-line method over their useful lives ranging from 2 to 6 years.

For the three months ended October 2, 2005, amortization was $6.5 million compared with $9.7 million during the corresponding fiscal 2004 period. The decrease was primarily attributable to a $3.9 million decrease in amortization of purchased technology and non-compete agreements, partially offset by an increase of $0.6 million in amortization of patents, customer contracts, licenses and trademarks.

For the nine months ended October 2, 2005, amortization was $22.0 million compared with $29.5 million during the corresponding fiscal 2004 period. The decrease was primarily attributable to an $11.1 million decrease in amortization of purchased technology and non-compete agreements, partially offset by an increase of $3.5 million in amortization of patents, customer contracts, licenses and trademarks.

In-Process Research and Development Charges

For the nine months ended October 2, 2005, we recorded $12.3 million of in-process research and development charges relating to our acquisition of SMaL. For the three and nine months ended September 26, 2004, we recorded $15.6 million of in-process research and development charges relating to our acquisition of FillFactory. See our 2004 Annual Report on Form 10-K for the discussion of our FillFactory acquisition.

In-process research and development projects related to SMaL include the development of first generation automotive cameras and mobile phone sensors. In assessing the projects, we considered key characteristics of the technology as well as its future prospects, the rate of technology changes in the industry, product life cycles, and various projects’ stage of development. We allocated $12.3 million of the purchase price to the in-process research and development projects and wrote off the amount in the first quarter of fiscal 2005 as technology feasibility has not been established and no alternative future uses existed.

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

Projects	Stage of Completion	Total Costs Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
First generation automotive camera	58%	$4.2 million	$3.1 million	March 2006
Mobile phone sensors	28%	$2.4 million	$6.0 million	March 2006

Status of In-Process Research and Development Projects:

The status of in-process research and development projects associated with our acquisitions is as follows:

SMaL:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of October 2, 2005, we have incurred total post-acquisition costs of approximately $3.4 million related to the in-process research and development projects and estimate that an additional investment of approximately $5.7 million will be required to complete the projects. We expect to complete the projects by March 2006, which is within the timeframe as we had originally estimated.

FillFactory NV:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of October 2, 2005, we have incurred total post-acquisition costs of approximately $7.8 million related to the in-process research and development projects and estimate that an additional investment of approximately $0.5 million will be required to complete the projects. The industrial, medical and high-end photography projects have all been completed during the second quarter of fiscal 2005. We expect to complete the digital still and wireless terminal camera projects by November 2005, which has been delayed by one quarter from the original estimate, and the automotive projects by January 2006, which is within the timeframe as we had originally estimated.

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

For the three months ended October 2, 2005, interest income was $3.1 million compared with $2.7 million for the same prior-year period. The increase in interest income was primarily attributable to an increase of $0.4 million in interest earned on our cash and investments as a result of higher interest rates.

For the nine months ended October 2, 2005, interest income was $8.2 million compared with $8.0 million for the same prior-year period. The increase in interest income was primarily attributable to an increase of $0.5 million in interest earned on our cash and investments as a result of higher interest rates, partially offset by a decrease of $0.3 million in interest earned on our loans to employees under the employee stock purchase assistance plan due to lower outstanding loan balances.

Interest Expense

Interest expense is primarily associated with our convertible subordinated notes.

For the three months ended October 2, 2005, interest expense was $2.0 million compared with $2.8 million during the same prior-year period. The decrease in interest expense was primarily attributable to a decrease of $0.6 million in interest expense associated with the 3.75% convertible subordinated notes (“3.75% Notes”), as we redeemed all of the outstanding 3.75% Notes during the fourth quarter of fiscal 2004.

For the nine months ended October 2, 2005, interest expense was $6.3 million compared with $8.3 million during the same prior-year period. The decrease in interest expense was primarily attributable to a decrease of $1.9 million in interest expense associated with the 3.75% Notes, as we redeemed all of the outstanding 3.75% Notes during the fourth quarter of fiscal 2004.

As of October 2, 2005, $600.0 million of our 1.25% convertible subordinated notes (“1.25% Notes”) remained outstanding.

Other Income (Expense), Net

For the three months ended October 2, 2005, other income, net, was $0.7 million, compared with other expense, net, of $2.4 million during the same prior-year period. For the nine months ended October 2, 2005, other expense, net, was $3.1 million, compared with other expense, net, of $3.6 million during the same prior-year period. The following table summarizes the components of other income (expense), net:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Amortization of bond issuance costs	$(930)	$(1,024)	$(2,790)	$(3,071)
Equity in net income (loss) of partnership investment	—	(221)	—	441
Investment impairment charges	—	(1,123)	(421)	(1,123)
Write-off of loan receivable	—	—	(400)	—
Gain on changes in fair value of warrants held in other companies	—	—	120	—
Foreign exchange gain (loss)	(200)	192	(831)	153
Gain (loss) on investments held in trust for employee-elected deferred compensation plan	1,681	(397)	764	(249)
Other	181	150	434	295

Total other income (expense), net	$732	$(2,423)	$(3,124)	$(3,554)

Deferred Compensation Plan:

In fiscal 1995, we adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. As of October 2, 2005, the deferred compensation plan assets of $23.3 million and liabilities of $27.8 million were recorded in other assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF No. 97-14, the liabilities associated with the other diversified assets and the investment in our common stock is being marked to market, with the offset being recorded as compensation expense to the extent there is an increase in the value or a reduction of operating expense to the extent there is a decrease in the value. The other diversified assets are marked to market with the offset being recorded as other income (expense), net. No entries are recorded for the amounts invested in our common stock since this is accounted for in treasury stock.

All amounts associated with the changes in fair values of the deferred compensation plan assets and liabilities were recorded in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Changes in fair values of assets:
Other income (expense), net	$1,681	$(397)	$764	$(249)
Changes in fair values of liabilities:
Cost of revenues	$588	$(106)	$382	$50
Research and development	$677	$(122)	$440	$57
Selling, general and administrative	$517	$(93)	$336	$44

Benefit from Income Taxes

Our effective rate of income tax benefit was 1.5% and 0.3% for the three and nine months ended October 2, 2005, respectively. Our effective rate of income tax benefit was 119.5% and 78.7% for the three and nine months ended September 26, 2004, respectively. The tax benefit for fiscal 2005 was attributable to income earned in certain countries that is not offset by current year net operating losses in other countries. The tax benefit for fiscal 2004 is attributable to income earned in certain countries that is not offset by current year net operating losses in other countries, and a favorable adjustment to income tax liabilities. The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and long-term debt:

	As of
(In thousands)	October 2, 2005	January 2, 2005
Cash, cash equivalents and short-term investments	$209,812	$244,897
Restricted cash	62,884	62,743

Total	$272,696	$307,640

Working capital	$315,449	$330,270
Long-term debt (excluding current portion)	$633,054	$606,724

Key Components of Cash Flows:

	Nine Months Ended
(In thousands)	October 2, 2005	September 26, 2004
Net cash flow generated from operating activities	$62,879	$134,081
Net cash flow used in investing activities	(66,600)	(193,304)
Net cash flow generated from financing activities	39,739	28,717

Net increase (decrease) in cash and cash equivalents	$36,018	$(30,506)

During the nine months ended October 2, 2005, net cash generated from operations was $62.9 million, compared to $134.1 million generated from operations during the same prior-year period. The $71.2 million decrease was primarily attributable to a net loss of $90.0 million incurred during the current nine-month period compared with net income of $52.8 million generated in the same prior-year period, adjusted for certain non-cash items including restructuring costs and changes in operating assets and liabilities.

During the nine months ended October 2, 2005, investing activities used cash of $66.6 million, compared to $193.3 million used during the same prior-year period. During the nine months ended October 2, 2005, we used $95.7 million for the acquisitions of property and equipment and $39.6 million for the acquisition of SMaL, net of cash received. These uses of cash were partially offset by proceeds of $71.4 million from sales and maturities of investments, net of purchases. During the nine months ended September 26,

2004, we used $89.5 million for the acquisitions of property and equipment and $42.0 million for the purchases of investments, net of proceeds from sales and maturities. In addition, we used $89.9 million, net of cash received, for the acquisitions of Cascade and FillFactory. These uses of cash were partially offset by proceeds of $28.4 million from the collection of our loans to employees under the employee stock purchase assistance plan.

During the nine months ended October 2, 2005, net cash generated from financing activities was $39.7 million, compared to $28.7 million during the same prior-year period. During the nine months ended October 2, 2005, we received proceeds of $49.1 million from the issuance of shares upon exercise of stock options by employees and used $9.3 million for the repayment of debt. During the nine months ended September 26, 2004, we received proceeds of $32.2 million from the issuance of shares upon exercise of stock options by employees and used $5.3 million for the repayment of debt.

Liquidity:

The Board of Directors has approved programs authorizing the repurchase of our common stock or convertible subordinated notes in the open market or in privately negotiated transactions. The actual total amount that can be repurchased is limited to $15.0 million.

We have $600.0 million of aggregate principal amount in the 1.25% Notes that are due in June 2008. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of October 2, 2005, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

On June 27, 2003, we entered into a synthetic operating lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to these leases at October 2, 2005, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of October 2, 2005, the amount of restricted cash and accrued interest was $62.9 million, which was classified as a non-current asset in the Condensed Consolidated Balance Sheets.

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of October 2, 2005, no amount was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of October 2, 2005, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our subsidiaries. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

During fiscal 2003, we entered into certain long-term loan agreements primarily with two lenders with an aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. The loans are subject to financial and non-financial covenants. As of October 2, 2005, the outstanding principal balance was $8.6 million and we were in compliance with the covenants.

In February 2005, we completed the acquisition of 100% of the outstanding capital stock of SMaL. We acquired SMaL for a total cash consideration of $39.6 million, net of cash received.

Several of our acquisitions obligate us to pay certain contingent compensation in cash based on continued employment and meeting certain milestones. As of October 2, 2005, total outstanding contingent compensation that could be paid in cash under our agreements, assuming all contingencies are met, was $29.5 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. Accordingly, at the end of the third quarter of fiscal 2005, in addition to $102.6 million in cash and cash equivalents, we had $107.2 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $209.8 million. We had an additional $62.9 million of restricted cash related to our synthetic lease for a total cash, short-term investments and restricted cash position of $272.7 million. As of October 2, 2005, we had outstanding $600.0 million in principal amount of our 1.25% Notes. Historically, we have funded the capital expenditures of SunPower internally. In the future, we anticipate to fund SunPower through either debt or equity financings.

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

Off-Balance Sheet Arrangement:

Synthetic Lease

On June 27, 2003, we entered into a synthetic operating lease agreement for manufacturing and office facilities located in Minnesota and California. The synthetic lease enables us to lease rather than acquire the facilities. This results in improved cash flow through lower lease payments compared to expending much more cash in a direct acquisition of the properties. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is in June 2008. In addition, we may extend the lease if the lessor allows. If we had exercised our right to purchase all the properties subject to the synthetic lease at October 2, 2005, we would have been required to make a payment totaling $62.7 million (the “Termination Value”). If we had exercised our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million.

We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. During fiscal 2004, we performed the analysis and accrued a loss contingency of approximately $1.8 million in other long-term liabilities in the Condensed Consolidated Balance Sheets relating to the potential decline in the fair value of the facilities in California. The loss contingency was determined by management with the assistance of a market analysis performed by an independent appraisal firm. During the third quarter and first nine months of fiscal 2005, we accrued an additional $0.3 million and $0.9 million, respectively, related to the loss contingency. As of October 2, 2005, the accrued loss contingency totaled $2.7 million.

We are required to maintain restricted cash or investments to serve as collateral for this lease. As of October 2, 2005, the balance of restricted cash and accrued interest was $62.9 million and was classified in other assets in the Condensed Consolidated Balance Sheets.

During the first quarter of fiscal 2005, we amended the synthetic lease agreement, whereby amounts due under our 1.25% Notes are excluded from certain financial covenant calculation under the revised agreement. As of October 2, 2005, we were in compliance with the financial covenants.

Equity Option Contracts

At October 2, 2005, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in stockholders’ equity in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in November 2005. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

During the three and nine months ended September 26, 2004, we received total premiums of zero and $1.8 million, respectively, upon extensions of the contracts. We received no premiums during the three and nine months ended October 2, 2005. The premiums were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets.

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

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. The adoption of SFAS No. 123(R) will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for the nine months ended October 2, 2005 and September 26, 2004.

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

Risk Factors

We face significant volatility in supply and demand conditions for our products and this volatility, as well as any failure by us to accurately forecast future supply and demand conditions, could materially and negatively impact our business.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including:

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory and image sensor;

•	networking equipment;

•	solar power products; and

•	consumer electronics, automotive electronics and industrial controls.

In addition, certain of our products, including USB micro-controllers and high-frequency clocks, are incorporated into computer and computer-related products, which have historically experienced, and may in the future experience, significant fluctuations in demand. Any downturn or reduction in the growth of these industries could seriously harm our business, financial condition and results of operations.

We order materials and build our products based primarily on our internal forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Because our markets are volatile, as discussed above, and subject to rapid technological and price changes, our forecasts may be wrong causing us to make too many or too few of certain products. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult, particularly when supply is abundant. In addition, we have in the past spent, and will continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we experience inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate, our fixed costs per semiconductor produced will increase, which will harm our financial condition and results of operations. Alternatively, if we should experience a sudden increase in demand, we will need to quickly ramp our inventory and/or manufacturing capacity to adequately respond to our customers. If we are unable to ramp our inventory or manufacturing capacity in a timely manner or at all, we risk losing our customer’s business, which could have a negative impact on our financial performance and reputation.

In some cases, such downturns have lasted more than a year. Prior experience has shown that restructuring of our operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. During the second half of fiscal 2004 and continuing into the first quarter of fiscal 2005, we experienced a rapid decline of demand for our products that may represent a period of industry over-supply. While we experienced sequential increase in sales in the second and third quarters of fiscal 2005, no assurance can be given that such increase is an indication of the beginning of a long-term recovery for us or the semiconductor industry.

Our subsidiary SunPower is currently facing an industry-wide shortage of polysilicon. The prices that SunPower pays for polysilicon have increased recently and SunPower expects these price increases to continue, which may constrain SunPower’s revenue growth and decrease its gross margins and profitability.

Polysilicon is an essential raw material in SunPower’s production of photovoltaic, or solar, cells. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Based on its experience, SunPower believes that the average price of polysilicon has continued to increase. Increases in polysilicon prices have in the past increased SunPower’s manufacturing costs and may impact its manufacturing costs and operating results in the future. As demand for solar cells has increased, many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, it does not believe that the supply imbalance will be remedied in the near term. SunPower expects that polysilicon demand will continue to outstrip supply for the foreseeable future.

There are a limited number of polysilicon suppliers. Since SunPower has only been purchasing polysilicon in bulk for less than a year, its competitors may have longer and perhaps stronger relationships with the suppliers than SunPower does. Some of SunPower’s competitors also have inter-locking board members with their polysilicon suppliers. In addition, since some of the arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to SunPower.

Although SunPower has purchase orders and contracts for what it believes will be an adequate supply of silicon ingots through 2006, its estimates regarding the supply needs may not be correct, its purchase orders may be cancelled, or the volume or pricing terms may be changed by the suppliers. Based on market conditions, SunPower’s purchase orders are generally non-binding in nature.

The inability to obtain sufficient polysilicon at commercially reasonable prices or at all would adversely affect SunPower’s ability to meet customer demand for its products, which could cause SunPower to lose customers, market share and revenue, thereby seriously harming SunPower’s and our business, financial condition and results of operations.

Our stock price may experience increased volatility as a result of SunPower’s planned initial public offering.

During the third quarter of fiscal 2005, our subsidiary SunPower has filed a registration statement for the initial public offering of its class A common stock. As the majority holder of SunPower’s capital stock, our stock price may experience increased volatility as SunPower progresses through the offering process. In addition, if SunPower’s initial public offering is cancelled, our stock could be negatively impacted.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our outstanding debt obligations primarily include $600.0 million of aggregate principal amount of the 1.25% convertible subordinated notes (“1.25% Notes”) that are due in June 2008. As of October 2, 2005, our total cash, cash equivalents and short-term investments excluding restricted cash were $209.8 million, which was less than our outstanding indebtedness if it were currently due.

In addition, each holder of our 1.25% Notes is permitted at any time prior to maturity to redeem his or her 1.25% Notes into 55.172 shares of our common stock plus a cash payment of $300. If all of the holders of our 1.25% Notes were to elect to convert their 1.25% Notes to shares of our common stock and cash, we would be required to issue approximately 33.1 million additional shares of common stock, which could have a dilutive impact on any future earnings per share, as well as making cash payments of approximately $180 million.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements or to meet our debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, or fund required capital expenditures may be adversely affected.

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

The market for solar power products manufactured by SunPower is emerging and rapidly evolving. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SunPower’s products or solar power products generally fails to develop sufficiently or at all, our revenues and profitability could be affected adversely. In addition, demand for solar power products in the markets and geographic regions we target may develop more slowly than we anticipate or not at all. The solar cell market has not historically been a part of our core semiconductor business. If we are unable to keep pace with this rapidly evolving industry, our results of operations could suffer. Many factors will influence the adoption of solar power technology as well as our ability to compete in the solar power products market, including:

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

Because SunPower has fixed-price agreements with two of its largest customers and operates on a purchase order basis with its third largest customer, its financial results, and therefore ours, may suffer if its manufacturing costs were to increase or purchase orders were changed or cancelled.

SunPower’s agreements with Conergy and Solon provide that they will purchase products from SunPower on a fixed-price basis. The agreement with Conergy expires at the end of this year and SunPower is currently in negotiations with them regarding a new agreement. The agreement with Solon provides for a fixed-price basis for the first two years of the agreement, which expires in 2010. However, SunPower’s manufacturing costs, including the cost of polysilicon, are variable. If SunPower’s manufacturing costs increase, it would be unable to raise its prices to these customers, which in turn would negatively impact its margins and operating results. SunPower does not have a long-term agreement with Plexus but instead operates on a purchase order basis. Although SunPower believes that cancellations to date have been insignificant, its customers may cancel or reschedule purchase orders on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing SunPower sufficient time to reduce, or delay the incurrence of, corresponding inventory and operating expenses. If SunPower’s operating expenses were to increase or if it were to lose expected sales, its financial performance could be negatively impacted which could also affect our results of operations.

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

We consolidate SunPower’s financial results in the results of operation we report to the public in press releases and our SEC filings. SunPower’s financial performance may be affected by a number of factors, including, but not limited to:

•	the availability and pricing of raw materials, particularly polysilicon;

•	the rate and cost at which it is able to expand its manufacturing capacity to meet customer demand;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	foreign currency fluctuations, particularly in the Euro or Philippine peso;

•	its currency hedging activities;

•	changes in the relative sales mix of its solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters, necessary for its solar power products to function;

•	decreases in the overall average selling prices of its solar power products and imaging detectors;

•	increases or decreases in electric rates due to fossil fuel prices; and

•	shipping delays.

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

International revenues accounted for approximately 72% and 68% of total revenues for the three and nine months ended October 2, 2005, respectively, and approximately 65% and 66% of total revenues for the three and nine months ended September 26, 2004, respectively. Our Philippine fabrication, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

•	currency exchange fluctuations;

•	the devaluation of local currencies;

•	political instability;

•	changes in local economic conditions;

•	import and export controls; and

•	changes in tax laws, tariffs and freight rates.

To the extent any such risks materialize, our business, financial condition or results of operations could be seriously harmed.

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

Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on our financial results using the fair value recognition method. We have elected to apply APB No. 25 and accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

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

The implementation of SFAS No. 123(R) beginning in the first quarter of fiscal 2006 will have a significant adverse impact on our financial results as we will be required to expense the fair value of our stock options rather than disclosing the impact within our footnotes in accordance with the disclosure provisions of SFAS No. 123. This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

We have outstanding loans, consisting of principal and cumulative accrued interest, of $54.1 million as of October 2, 2005, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, there have been immaterial bad debt write-offs. As of October 2, 2005, we had an allowance for potential uncollectible accounts against these loans of $8.5 million. In determining the allowance for potential uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

Our results of operations may be adversely affected if a significant amount of these loans were not repaid. Similarly, if our stock price were to decrease, our employees bear greater repayment risk and we would have increased risk to our results of operations. Further, it is likely that our ability to recover outstanding loan amounts from current employees will be greater than our ability to recover these amounts from ex-employees who have left Cypress. However, we are willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ and ex-employees’ personal assets should the borrower not repay these loans.

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

The fair market value of our 1.25% convertible subordinated notes (“1.25% Notes”) is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the 1.25% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 1.25% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 1.25% Notes but do not impact our financial position, cash flows or results of operations. As of October 2, 2005, the estimated fair value of the 1.25% Notes was approximately $704.3 million based on quoted market prices.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow, fair value and balance sheet hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We have entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues at one of our subsidiaries. The total notional amount of these contracts was $34.4 million as of October 2, 2005. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $3.4 million on these contracts.

All of the potential changes noted above were based on sensitivity analyses performed on our balances as of October 2, 2005.

Equity Option Contracts

At October 2, 2005, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in stockholders’ equity in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in November 2005. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

During the three and nine months ended September 26, 2004, we received total premiums of zero and $1.8 million, respectively, upon extensions of the contracts. We received no premiums during the three and nine months ended October 2, 2005. The premiums were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets.

Investments in Privately-Held Companies

We have invested in several privately-held companies, all of which can be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As of October 2, 2005, the carrying value of our investments in development stage companies was $8.4 million.

As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges of zero and $0.4 million for the three and nine months ended October 2, 2005, respectively, and $1.1 million for both the three and nine months ended September 26, 2004, as we deemed the decline in values was other-than-temporary.

Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to volatility in our reported results of operations, and we may in the future incur additional impairments to our equity investments in privately-held companies.

Stock Purchase Assistance Plan

At the end of the third quarter of fiscal 2005, other current assets included $54.1 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. The primary benefit to us from this program is increased employee retention. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, there have been immaterial write-offs. As of October 2, 2005, we had an allowance for potential uncollectible accounts against these loans of $8.5 million. In determining the allowance for potential uncollectible accounts, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. As of October 2, 2005, the carrying value of the loans exceeded the underlying common stock collateral by $22.0 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 7 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock made during the third quarter of fiscal 2005:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the programs
July 4, 2005 — July 31, 2005	—	$—	—	$15,000,000
August 1, 2005 — August 28, 2005	—	—	—	15,000,000
August 29, 2005 — October 2, 2005	—	—	—	15,000,000

Total	—	—	—

On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that we had during the third quarter of fiscal 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2005	CYPRESS SEMICONDUCTOR CORPORATION

	By:	/s/ Brad W. Buss
Brad W. Buss
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.