Form 10-K
period 2006-01-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2006-03-17
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (408) 943-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value 1.25% Convertible Subordinated Notes due 2008	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 3, 2005 as reported on the New York Stock Exchange, was approximately $1,569,957,474. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 13, 2006, 139,176,320 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s Annual Meeting of Stockholders for the fiscal year ended January 1, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; the rate of customer acceptance of our products and our resulting market share; the general economy, including specifically the holiday demand, and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to utilize and manage the wafer capacity in our manufacturing facilities; cost goals emanating from manufacturing efficiencies; the availability of raw materials, such as polysilicon, used in the manufacture of SunPower Corporation (“SunPower”) products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, information, beliefs or intentions regarding future events and our financial performance. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the “Risk Factors” section in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

Cypress Semiconductor Corporation (“Cypress,” the “Company” or “We”) designs, develops, manufactures and markets a broad range of silicon-based products and solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. Leveraging a strong commitment to customer service and performance-based process and manufacturing expertise, our product portfolio includes a selection of wired and wireless universal serial bus (“USB”) devices, complementary metal oxide semiconductor (“CMOS”) image sensors, timing solutions, network search engines (“NSE”), specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and, through our majority-owned subsidiary SunPower, solar power products.

During the first quarter of fiscal 2005, in conjunction with our restructuring plan, we reorganized our internal organization into the following reportable business segments:

Reportable Segments	Description

Consumer and Computation Division (“CCD”):	a product division focusing on the clock, USB and programmable system-on-chip (“PSoC”) products
Data Communications Division (“DCD”):	a product division focusing on the specialty memories, programmable logic devices and network search engine products
Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products
SunPower:	a majority-owned subsidiary of Cypress specializing in solar power products
Other:	includes Silicon Light Machines (“SLM”), a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center (“SVTC”), a division of Cypress, and certain foundry-related services performed by us on behalf of others

We were incorporated in California in December 1982. The initial public offering of our common stock occurred in May 1986, at which time our common stock commenced trading on the Nasdaq National Market. In February 1987, we were reincorporated in Delaware and in October 1988, we began listing our common stock on the New York Stock Exchange under the symbol “CY.” Our corporate headquarters are located in 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Business Strategies

Our primary objective is to continue to be a leading supplier of a broad range of silicon-based products and solutions for all markets and industries we serve. Specifically, we are committed to pursuing the following key strategies:

•

Maintaining technology leadership and extending our product offering. Our technology and product leadership is an important competitive advantage. Driven by current and anticipated demand, we will continue to adopt and implement new technologies, interfaces, features and customer requirements. In addition, we intend to define, design and develop products in the consumer, computation, data communications, automotive, industrial and solar power markets that offer our customers increased efficiency, higher performance, improved functionality and higher levels of integration. We intend to continue investing in our equipment and processes to improve throughput, processing yield and quality.

•	Developing and driving industry standards. We continue to strive to be a leader in developing and promoting important industry standard architectures, functions, protocols and interfaces. We are committed to developing and improving standards and technologies through our continuous involvement in industry standard bodies and consortiums. We believe that this strategy will enable us to quickly launch new products, allowing our customers to achieve competitive advantages.

•	Continuing to expand manufacturing capacity. Our manufacturing strategy is a combination of our own manufacturing facilities and outsourcing arrangements with third-party foundries. To support current and forecasted customer demand, we intend to capitalize on our manufacturing expertise and continue to ramp up our production capacity, qualify key processes in multiple manufacturing facilities to give us additional capacity, and eliminate bottlenecks downstream in the assembly and test areas.

•	Continuing to improve relationships with customers. We market our products and engage with our customers on a worldwide basis through direct sales, independent sales representatives and distributors. We are committed to working closely with our customers from initial product design through manufacturing and delivery. Our sales, customer and technical support, product marketing and development efforts are organized to maximize effectiveness in our customer interactions. Our engineering expertise is focused on developing technologies that will meet the needs of customers.

•	Pursuing complementary strategic relationships. Complementary acquisitions can expand our markets and strengthen our competitive position. As part of our growth strategy, we continue to assess opportunities to develop strategic relationships, including acquisitions and investments, with key partners and other businesses to promote new products, services, operating standards, manufacturing capabilities and cost efficiencies that may be obtained through collaborative development.

As we continue to implement our strategies, there are internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Item 1A “Risk Factors.”

SunPower Initial Public Offering (“IPO”)

During the fourth quarter of fiscal 2005, SunPower completed the IPO of 8.8 million shares of its class A common stock. Following the IPO, SunPower has two classes of authorized common stock: class A and class B common stock. As of January 1, 2006, we owned 52.0 million shares of SunPower’s class B common stock, or approximately 85% of SunPower’s total outstanding shares of capital stock (approximately 77% of SunPower’s total outstanding shares of capital stock on a fully diluted basis, and approximately 98% of the total voting power of SunPower’s outstanding shares of capital stock). Only we, our successors in interest and our subsidiaries may hold shares of SunPower’s class B common stock unless we distribute the shares to our stockholders in a tax-free distribution. We currently do not have a plan to make such a distribution, although we may elect to effect such a distribution in the future. We have agreed not to sell or distribute any of our shares of SunPower’s class B common stock without prior consent of Credit Suisse First Boston and Lehman Brothers, lead underwriters of SunPower’s IPO transaction, until 270 days after November 16, 2005.

See Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of our relationship with SunPower.

The principal purposes for the IPO were to:

•	provide funds for SunPower’s capital expansion;

•	increase its working capital;

•	create a public market for its class A common stock;

•	facilitate its future access to the public capital markets; and

•	increase visibility in SunPower’s markets.

SunPower intends to use approximately $100.0 million of the net proceeds for the expansion of its manufacturing capacity and the remainder of the net proceeds for general corporate purposes, including working capital. SunPower may use a portion of the proceeds to purchase its Philippines manufacturing facility from us, which it will have the option to do under the lease agreement for that facility. SunPower may also use a portion of the net proceeds to acquire businesses, products and technologies that it believes will complement its business.

Business Segments and Product Overview

CCD:

CCD designs and develops solutions for many of the world’s leading manufacturers of consumer and computation products. Our product offerings include the industry’s broadest selection of USB controllers, WirelessUSB, timing solutions, and PSoC products. USB is used primarily in PC applications and is finding increased adoption rates in consumer devices such as MP3 players and set-top boxes. Timing solutions are widely used in personal computers, disk drives, modems, small office/home office network routers, DVD players and home video games. PSoC products are used in various consumer applications such as MP3 players, mass storage, household appliances, laptop computers and toys.

USB Controllers. USB provides the primary connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems and among various non-PC systems, such as games and digital still cameras. The USB standard facilitates a “plug-and-play” architecture that enables instant recognition and interoperability when a USB-compatible peripheral is connected into a system. We offer a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps) and high-speed (480 Mbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications.

WirelessUSB. Designed for short-range multipoint-to-point wireless connectivity, WirelessUSB enables personal computer peripherals, gaming controllers, remote controls, toys, and any other point-to-point or multipoint-to-point applications with the ability to replace wires with a low-cost, 2.4-GHz wireless solution. The WirelessUSB system acts as a USB human interface device, so the wireless connectivity is transparent to the designer at the operating system level. WirelessUSB also operates as a simple, cost-effective wireless link in a host of other applications including industrial, consumer, and medical markets.

Programmable Clocks. Programmable timing solutions combine the flexibility and fast time to market of field-programmable devices with high performance at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyberClocks software, designers can optimize device parameters such as drive strength, phased-lock loop bandwidth and crystal input capacitive loading.

Registered Buffers. As processor and signal speeds in systems increase, buffers are required to move data to and from memory more quickly. To meet the demands of high-capacity memory modules in servers and workstations, our registered buffers operate at clock frequencies up to 280 MHz.

RoboClock Clock Buffers. Our RoboClock family of clock buffers offers features including programmable output skew, programmable multiply/divide factor, and user-selectable redundant reference clocks that provide fault tolerance. Designers can control output skew and multiply and divide factors to help accommodate last-minute changes. RoboClock offers a high-performance timing solution for designers of communications, computation and storage networking applications.

PSoC. Our PSoC products are mixed-signal arrays with an on-board microcontroller, providing a low-cost, single-chip solution for a variety of consumer, industrial and control applications. The mixed-signal arrays integrate a microcontroller and the analog and digital components that typically surround it in an embedded system. A single PSoC device can integrate as many as 100 peripheral functions with a microcontroller, saving customers design time, board space, power consumption, and system costs. Our PSoC CapSense device can replace dozens of mechanical switches and controls with simple, touch-sensitive controls. CapSense-based “button” and slider controls are more reliable than their mechanical counterparts because they are not prone to the environmental wear-and-tear that affects exposed buttons and switches.

Programmable Radio-on-a-Chip (“PRoC”). PRoC includes two of our technologies—WirelessUSB and PSoC—in one integrated device. It offers access to a general-purpose mixed signal array with four programmable analog and four programmable digital blocks, 8 KBytes of flash program memory storage, 512 Bytes of SRAM data storage, 8 bit microcontroller, and a powerful direct sequence spread spectrum 2.4 GHz radio system. It is designed to implement highly-integrated, space-saving, low-cost, wireless systems operating in the worldwide 2.4-GHz ISM band.

DCD:

DCD is a product division focusing on specialty memories, communication products, programmable logic devices and NSE products. Our specialty memory products consists of first-in, first-out and dual port memories. First-in, first-out memories are used for applications such as switches and routers, and dual port memories are used in switching applications and handsets, including networking switches and routers, cellular base stations, mass storage devices, mobile handsets, and telecommunication equipment. Our communication products are primarily used in the networking and telecommunications market. Our NSE products target the networking market. During the first quarter of fiscal 2006, we completed the sale of certain products in our NSE product family to NetLogic Microsystems, Inc. (“NetLogic”).

First-In, First-Out (“FIFO”) Memories. FIFOs are used as a buffer between systems operating at different frequencies. Our high-performance FIFO products provide the ideal solution to interconnect problems such as flow control, rate matching, and bus matching. Our FIFO portfolio is comprised of over 100 synchronous and asynchronous memories in a variety of speeds, bus widths, densities and packages. Using industry standard pinouts, these products are easily integrated into new and existing designs. Uni-directional, bi-directional, tri-bus and double sync configurations are available with built-in expansion logic and message passing capabilities for various markets including video, data communications, telecommunications and network switching/routing.

Dual-Port Memories. Dual-ports, which can be accessed by two different processors or buses simultaneously, target shared-memory and switching applications, including networking switches and routers, cellular base stations, mass storage devices and telecommunications equipment. We offer a portfolio of over 160 synchronous and asynchronous dual-port interconnects ranging in densities from 8 Kb to 36 Mb with speeds of up to 250 Mhz. Our dual-ports are the ideal solutions for inter-processor communication in a broad range of applications. For high-volume multi-processor applications (wireless handsets, PDAs, consumer), we offer the industry’s lowest-power dual-port, the MoBL dual-port, providing a low cost, quick time-to-market interconnect solution.

Framers. Our high-performance synchronous optical network/synchronous digital hierarchy (“SONET/SDH”) framers transport SONET or SDH frames at data rates of 2.488 Gbps and 9.952 Gbps. This family includes our POSIC2GVC framer, one of the industry’s first devices to offer both generic framing procedures and virtual concatenation. These innovations enable the efficient transport of multiple data protocols over existing SONET/SDH networks.

Physical Layer Devices. Our portfolio includes HOTLink, HOTLinkDX and HOTLinkII. These transceiver families cover data transmission rates of 50 Mbps up to 1.5 Gbps. These flexible devices are ideal for proprietary serial backplane applications. They also comply with many industry standards such as 10 gbps ethernet, gigabit ethernet, fibre channel, enterprise system connection, digital video broadcast, and high-definition television. In addition, we supply a chipset for the transmission of digital video signals. This chipset is based on our HOTLink family and is widely used in professional digital video equipment such as editing, routing, recording and storage.

Programmable Logic Devices (“PLDs”). System logic performs non-memory functions such as floating-point mathematics or the organization and routing of signals throughout a computer system. We manufacture several types of PLDs, which facilitate the replacement of multiple standard logic devices with a single programmable device, increasing flexibility and reducing time to market. Our wide range of PLDs includes products ranging from 32 to over 3000 macrocells. Our PLD products are in an end-of-life cycle.

NSEs. Our NSE solutions address the packet processing requirements of Internet infrastructure companies. They include devices with up to 1.5 million entries and data widths configurable from 36 bits to 576 bits. They can search the network database at up to 266 MSPS and can accelerate layers 2 to 7 protocols.

MID:

MID consists of our memory business and image sensor business. Our memory business designs and manufactures SRAM products, which are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Migrating to advanced processes and reducing manufacturing costs continue to be important criteria for success in the memory business.

Our memory products target a variety of markets including networking, telecommunications, wireless communications and consumer applications. Our image sensor products are used in various consumer applications including digital still cameras, video cameras, security surveillance cameras, camera phones, PC cameras, and interactive video games.

Asynchronous SRAMs. We manufacture a wide selection of fast asynchronous SRAMs with densities ranging from 16 kilobits to 4 megabits. Our fast asynchronous portfolio includes the high-performance 16-bit-wide and 24-bit-wide families, which are optimized for the latest generation of fast digital signal processors. These memories are available in many combinations of bus widths, packages and temperature ranges.

MicroPower SRAMs. Our family of micropower SRAM products provides solutions for wireless and other battery-powered applications, such as cell phones, pagers, radios, handheld games, and GPS systems. Available in densities of up to 32 megabits, these low-speed, low-power SRAMs extend the operating time of battery-powered products.

QuadPort Datapath Switching Elements (“DSEs”). QuadPort DSEs are non-blocking switch devices that allow four independent buses, processors or backplanes to access the DSE simultaneously in separate time domains. Applications for these devices include 2 x 2 switch buffer, data aggregation, data redundancy and packet header manipulation to help remove costly field programmable gate arrays out of the datapath. QuadPort DSEs are used in redundant arrays of independent disks and storage switches, metropolitan area network/wide area network switches and routers, and wireless base station applications.

Pseudo SRAMs (“PSRAMs”). Our Speciality Dynamic Random Access Memory (“DRAM”) business unit manufactures PSRAMs, which is a memory technology that combines a DRAM (a high-density, low-cost-per-bit, random access memory device that provides high-speed data storage and retrieval) with an asynchronous SRAM external interface. PSRAM combines the minimal power consumption of SRAM with a much lower cost-per-bit to provide an economical alternative to SRAM. The target applications include mobile phones and other low-power applications that need low-power SRAM or PSRAM.

Synchronous SRAMs. Our high-speed synchronous SRAMs include standard synchronous pipelined, No Bus Latency, Quad Data Rate, and Double Data Rate SRAMs, and are typically used in networking applications. No Bus Latency synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth, including those in the networking, instrumentation, video and simulation businesses. Quad Data Rate products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 300 MHz. Double Data Rate SRAMs target network applications and servers that operate at data rates up to 400 MHz.

Image Sensors. Our CMOS image sensor portfolio spans both the high-end and consumer mass markets where we deliver high-performance sensors for custom and high-end digital photography; ultra high-speed and high dynamic range imaging solutions for automotive safety, machine vision and motion analysis; and consumer-oriented solutions for ultra-slim digital still cameras, single-use cameras and camera-enabled mobile devices. Targeting the next generation of camera phones, the CMOS 3.0-megapixel imager combines high-quality resolution with low cost. On-chip analog binning enhances image quality and a 1/3-inch optical format provides 3.0-megapixel quality at 2.0-megapixel form factors.

SunPower:

SunPower designs, manufactures and sells solar power products based on its proprietary processes and technologies, offering products including solar cells, solar panels and inverters which convert sunlight to electricity compatible with the utility network. SunPower’s initial solar sales efforts have been focused on residential and commercial applications where the high performance and superior aesthetics of its solar power products provide compelling customer benefits.

Solar Cells. Solar cells are semiconductor devices that directly convert sunlight into electricity. SunPower’s current standard solar cell product is the A-300 solar cell, a silicon solar cell with a specified power value of 3.1 watts and a sunlight conversion efficiency of between 20% and 21.5%.

SunPower’s A-300 solar cell is designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables SunPower’s solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels.

Solar Panels. Solar panels are solar cells electrically connected together and encapsulated in a weatherproof package. We believe solar panels made with SunPower’s solar cells are the highest efficiency solar panels available for the mass market. Because SunPower’s A-300 solar cells are more efficient relative to conventional solar cells, when SunPower’s solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size package. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and reduces per watt installation costs.

Inverters. Inverters transform direct current electricity produced by solar panels into the more common form of alternating current electricity. Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the home electrical circuit or into the utility grid. SunPower’s inverter product line currently includes three models spanning a power range of 2.0 to 3.2 kilowatts, and the inverters are optimized specifically for use with its solar panels.

Imaging Detectors and Infrared Detectors. SunPower’s imaging detectors are high performance, back contact light sensor arrays for medical imaging applications where digital flat panel and computed tomography systems are replacing conventional film-based X-ray imaging. Digital imaging is a demanding application for imaging detectors. X-rays pose a risk of radiation exposure, and this limits the practical dose that can be applied to the patient. A sensor must therefore maximize the conversion of incoming photons into electricity, the same fundamental challenge of solar power generation. SunPower’s imaging detectors are designed to have low current leakage and high sensitivity.

SunPower also offers infrared detectors based on its high performance all back contact technology. SunPower’s infrared detectors are semiconductors which detect light signals primarily for use in computing and mobile phone applications. SunPower’s infrared detectors are used in devices such as personal digital assistants to beam information from one device to another.

Other:

The “Other” business segment includes: (1) SLM, a subsidiary of Cypress, (2) SVTC, a division of Cypress, and (3) certain foundry-related services performed by us on behalf of others.

Grating Light Valve (“GLV”). Designed by SLM, GLV technology switches, modulates and attenuates light in a variety of applications. The GLV is used for applications in the communications, digital imaging, simulation, display and direct-to-print markets.

SVTC. SVTC offers start-up and established companies the opportunity to develop and characterize their silicon-based technologies cost-effectively. SVTC’s development facility bridges the “lab to fab” to facilitate breakthrough silicon, nanotech and biotech product development by providing access to a 65-nanometer, state-of-the-art research and development facility and allowing third-party engineering groups to take advantage of our 20+ years of technology development and design experience.

Acquisitions

The markets in which we compete require a wide variety of technologies, products and capabilities. As discussed above, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, to the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for our products. During fiscal 2005, we completed the following acquisitions:

SMaL Camera Technologies, Inc. (“SMaL”):

During the first quarter of fiscal 2005, we acquired all of the outstanding capital stock of SMaL, a company specializing in digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems, and mobile phone cameras. Through this acquisition, our goals are to accelerate our entry into the high-volume CMOS image sensor business and SMaL’s product line will complement new mobile phone products introduced by FillFactory, which we acquired in fiscal 2004. SMaL is a business unit in our MID segment.

Cypress MicroSystems (“CMS”):

Prior to the fourth quarter of fiscal 2005, CMS was a majority-owned subsidiary of Cypress. CMS develops and markets PSoC devices for consumer electronics, handsets, networking equipment, industrial and automotive systems. Through our ownership in CMS, we are able to diversify our product offerings, build CMS into a supplier of high-performance and cost-effective configurable mixed-signal arrays and expand its market share. During the fourth quarter of fiscal 2005, we acquired the outstanding minority interest in CMS. CMS is a business unit in our CCD segment.

See Note 3 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion.

Divestiture

In February 2006, we completed the sale of certain products in our NSE product line to NetLogic. NetLogic acquired the Ayama 10000, Ayama 20000, and NSE70000 Network Search Engine families as well as the Sahasra 50000 Algorithmic Search Engine family. The Company retained and continues to support the custom TCAM1 and TCAM2 products in its NSE product family. The NSE product line is a part of our DCD segment.

See Note 20 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion.

Manufacturing

During fiscal 2005, we manufactured approximately 79% of our semiconductor products at our two sub-micron wafer fabrication facilities in Round Rock, Texas and Bloomington, Minnesota. These fabrication facilities utilize our proprietary 90-nanometer and 0.13 through 0.8-micron CMOS, 0.25 and 0.8-micron BiCMOS, and 0.35-micron Silicon Nitride Oxide Silicon (“SONOS”) processes. Wafer foundries manufactured the balance of our products.

During fiscal 2005, we continued our transition to more advanced process technologies in our facility in Bloomington, Minnesota including our 90-nanometer and 0.13-micron CMOS process technologies. This transition to processes with smaller line widths results in more die per wafer thereby reducing die costs.

In December 2005, we entered into a strategic foundry partnership with China’s Grace Semiconductor Manufacturing Corporation (“Grace”). Under the terms of the agreement, we will transfer certain of our proprietary process technologies to Grace. We expect to purchase wafers from Grace that are produced using these process technologies beginning in fiscal 2006. This agreement will provide additional production capacity to augment output from our manufacturing facilities in Texas and Minnesota.

We conduct assembly and test operations, excluding SunPower products, at our highly automated assembly and test facility in the Philippines. This facility accounted for approximately 55% of our total assembly output and approximately 83% of our total test output in fiscal 2005. Various subcontractors in Asia performed the balance of the assembly and test operations.

Our Philippines facility manufactures primarily volume products and packages where our ability to leverage manufacturing costs is high. This facility has six fully integrated, automated manufacturing lines enabling complete assembly and test operations with minimal human intervention. These autolines have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand.

SunPower manufactures its solar cells in a separate facility in the Philippines. This plant began operations in the fall of fiscal 2004 and is capable of housing four production lines with a total production plant capacity to approximately 100 megawatts per year. SunPower’s third manufacturing line was placed into service in the first quarter of 2006 and will increase SunPower’s annual manufacturing capacity to 75 megawatts.

In addition, SunPower’s board of directors has approved an increase of its manufacturing capacity to up to 300 megawatts, which will require a second solar cell manufacturing facility. This second facility is expected to house six production lines capable of producing incremental annual capacity of at least 200 megawatts. SunPower is currently evaluating the timing for construction of this second production facility.

Research and Development

Research and development expenses are primarily focused on the development of new manufacturing process technologies and the design of new semiconductor and solar power products. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor and solar cell designs and lower manufacturing costs. We spent $226.8 million, $261.6 million and $251.4 million on research and development expenses in fiscal 2005, 2004 and 2003, respectively.

Our process technology research focuses primarily on the continuous migration to smaller geometries. We are currently developing our 65-nanometer technology in our research and development facility in San Jose, California. In addition, we are developing derivatives of our .13-micron and 90-nanometer technologies for use in new products including image sensors.

We have both central and division-specific design groups that focus on new product creation and improvement of design methodologies. This group conducts ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property blocks from a controlled intellectual property library, development of computer-aided design tools and improved design business processes. We currently have 41 design teams working on new product designs. Design and related software development work primarily occurs at design centers located in the United States, Europe, India and China.

Sales and Marketing

We sell our products through several channels: sales to direct original equipment manufacturers by our sales force; sales by manufacturing representative firms; sales through global domestically-based distributors; and sales through international distributors, trading companies and representative firms. SunPower products are sold worldwide to system integrators and original equipment manufacturers through a direct sales force. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. We also have a strategic-account group and a contract-manufacturing group which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us to identify emerging markets and new products.

International revenues accounted for 70% of our total revenues in fiscal 2005, compared with 66% in fiscal 2004 and 63% in fiscal 2003. Sales to distributors accounted for 53% of our total revenues in fiscal 2005, compared with 50% in fiscal 2004 and 48% in fiscal 2003.

Sales to a distributor accounted for 11% and 15% of total revenues in fiscal 2005 and 2004, respectively, and no end customers accounted for more than 10% of total revenues in fiscal 2005 and 2004. No customer accounted for greater than 10% of total revenues in fiscal 2003.

Backlog

Our sales typically rely upon standard purchase orders for delivery of products. Customer relationships are generally not subject to long-term contracts. However, Cypress has entered into long-term supply agreements with certain customers. These long-term supply agreements generally do not contain minimum purchase commitments. Products to be delivered and the related delivery schedules are frequently revised to reflect changes in customer needs. For these reasons, our backlog at any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

Competition

We face competition from domestic and foreign integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, data communications, computation and consumer markets. Companies who compete directly with some of our products include Altera, Applied Micro Circuits, Atmel, Freescale Semiconductor, Integrated Device Technology, Microchip, Micron Technology, Motorola, NEC, OmniVision Technologies, PMC-Sierra, Samsung Electronics, Standard Microsystems, STMicroelectronics, Texas Instruments, Vitesse Semiconductor and Xilinx.

SunPower faces competition from solar power product manufacturers, including BP Solar, Evergreen Solar, Mitsubishi, Q-Cells, Sanyo, Sharp and Suntech Power Holdings. In addition, SunPower competes with Hamamatsu Photonics and UDT Sensors in the market for high-performance imaging detectors, and Vishay, Rohm and Agilent Technologies for infrared detectors.

The semiconductor and the solar power industries are intensely competitive. This intense competition results in a challenging operating environment for most companies in these industries, including Cypress. This environment is characterized by potential erosion of product sale prices over the life of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Our ability to compete successfully depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	delivery, performance, quality and price of our products;

•	diversity of our product line;

•	cost effectiveness of our design, development, manufacturing and marketing efforts;

•	quality of our customer service, relationships and reputation;

•	pace at which customers incorporate our products into their systems; and

•	number and nature of our competitors and general economic conditions.

We believe that we currently compete effectively in the above areas to the extent they are within our control; however, given the pace at which events change in the industry, our current abilities are not a guarantee of future success. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be harmed.

Environmental Regulations

We use, generate and discharge hazardous chemicals and wastes in our research and development and manufacturing activities. Federal, state and local regulations, in addition to those of other countries in which we operate, impose various environmental controls on the use, storage and discharge of certain hazardous substances. We are committed to the prevention of pollution and continual improvement of our environmental systems and controls. We believe that our activities conform to current environmental regulations. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental laws will not be amended so as to impose expensive obligations on us in the future. In addition, violations of environmental laws by us or impermissible discharges of hazardous substances could result in the following actions:

•	additional capital improvements to comply with such regulations or to restrict discharges;

•	liabilities to our employees and/or third parties; and

•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Intellectual Property

We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. As of January 1, 2006, we had approximately 1,400 issued patents and approximately 800 additional patent applications on file with the United States Patent and Trademark Office. We are preparing to file more than 150 new patent applications in fiscal 2006. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry. We have an active program to obtain patent and other intellectual property protection.

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

Employees

As of January 1, 2006, we had approximately 5,100 employees worldwide, which included 788 SunPower employees. Of the total employees, approximately 3,455 employees were engaged in manufacturing. Geographically, 2,473 employees were located in the Philippines, 2,118 employees were located in the United States and 509 employees were located in other countries. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.cypress.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Executive Officers of the Registrant

Certain information as of January 1, 2006 regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	57	President, Chief Executive Officer and Director
Brad Buss	41	Executive Vice President, Finance and Chief Financial Officer
Ahmad Chatila	39	Executive Vice President, MID
Paul Keswick	48	Executive Vice President, New Product Development
William Minor, Jr.	52	Executive Vice President, Human Resources
Dinesh Ramanathan	36	Executive Vice President, DCD
Christopher Seams	43	Executive Vice President, Sales and Marketing and Operations
Shahin Sharifzadeh	41	Executive Vice President, Manufacturing and Research and Development
Norman Taffe	39	Executive Vice President, CCD
Thomas H. Werner	45	Chief Executive Officer, SunPower

T.J. Rodgers is a co-founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of SolarFlare Communications, Infinera, Ion America, SunPower and SLM.

Brad Buss joined Cypress in 2005 as Executive Vice President, Finance and Chief Financial Officer. Prior to joining Cypress, Mr. Buss served as Vice President of Finance at Altera Corp. Mr. Buss spent seven years as a finance executive with Wyle Electronics, culminating as Chief Financial Officer and Secretary of the Atlas Services Division. Mr. Buss was also a member of Cisco System’s worldwide sales finance team. In addition, he served as Senior Vice President of Finance and Chief Financial Officer and Secretary at Zaffire Inc.

Ahmad Chatila was appointed Executive Vice President of MID in 2005. Prior to his current position, Mr. Chatila served as managing director of the Low Power Memory business unit in MID. Mr. Chatila has been with Cypress since 1991, and has held a number of management roles in wafer technology development, manufacturing and sales.

Paul Keswick is the Executive Vice President of New Product Development since 1997. Mr. Keswick is responsible for managing our global design resources and for driving design technology, CAD and advanced design methods. Prior to his current position, Mr. Keswick has held various management positions, including vice president and general manager for various business divisions. Mr. Keswick has been with Cypress since 1986.

William Minor, Jr. was appointed Executive Vice President of Human Resources in 2002. Mr. Minor directs our global human resource practices in hiring, developing and retaining our employees. Prior to joining Cypress in 2002, Mr. Minor held senior level human resource positions at Lam Research Corporation, KLA Instruments and the Electric Power Research Institute.

Dinesh Ramanathan was named Executive Vice President of DCD in 2005. Prior to his current appointment, Dr. Ramanathan was a business unit director for the Specialty Memory and Communications business units. Prior to joining Cypress in 2004, Dr. Ramanathan held senior marketing and engineering positions at Raza Microelectronics, Raza Foundries and Forte Design Systems.

Christopher Seams was named Executive Vice President of Sales and Marketing and Operations in 2005. Prior to his current appointment, Mr. Seams was Executive Vice President, Manufacturing and Research and Development. Mr. Seams joined Cypress in 1990 and has held a variety of positions in process and assembly technology research and development and manufacturing operations.

Shahin Sharifzadeh was named Executive Vice President of Manufacturing and Research and Development in 2005. Dr. Sharifzadeh directs our process technology research and development and wafer manufacturing operations worldwide. Prior to his current position, Dr. Sharifzadeh served as Vice President of Research and Development, where he was responsible for all aspects of technology development. Dr. Sharifzadeh joined Cypress in 1989.

Norman Taffe was named Executive Vice President of CCD in 2005. Prior to his current position, Mr. Taffe has held numerous positions, including marketing director of the Programmable Logic and Interface Products Divisions, managing director of our M&A and venture funds, managing director of the Wireless business unit and most recently, Vice President of the Personal Communications Division. Mr. Taffe joined Cypress in 1989.

Thomas H. Werner was Chief Executive Officer of SunPower since 2003. Prior to joining SunPower, Mr. Werner served as Chief Executive officer of SLM from 2001 to 2003. Prior to SLM, Mr. Werner was Vice President and General Manager of the Business Connectivity Group of 3Com Corp., a network solutions company.

There are no family relationships between any of our directors or executive officers.

ITEM 1A. RISK FACTORS

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including:

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory and image sensor;

•	networking equipment;

•	consumer electronics, automotive electronics and industrial controls; and

•	solar power products.

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

In some cases, such downturns have lasted more than a year. Prior experience has shown that restructuring of our operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. During the second half of fiscal 2004 and continuing into the first quarter of fiscal 2005, we experienced a rapid decline of demand for our products that may represent a period of industry over-supply. While we experienced sequential increase in sales in the second, third and fourth quarters of fiscal 2005, no assurance can be given that such increase is an indication of the beginning of a long-term recovery for us or the semiconductor industry.

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

Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

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

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be non-functional. We may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. For example, we believe that certain manufacturing limitations on our PSoC, USB and clock businesses negatively affected our performance in fiscal 2005. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

Problems in the performance or availability of other companies we hire to perform certain manufacturing and transport tasks can seriously harm our financial performance.

A high percentage of our products are currently fabricated in our manufacturing facilities located in Texas, Minnesota and the Philippines. However, we also rely on independent contractors to manufacture some of our products. If market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. We cannot guarantee that any foundries that supply our wafers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases.

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

Polysilicon is an essential raw material in SunPower’s production of photovoltaic, or solar, cells. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Based on its experience, SunPower believes that the average price of polysilicon has continued to increase. Increases in polysilicon prices have in the past increased SunPower’s manufacturing costs and may impact its manufacturing costs and operating results in the future. As demand for solar cells has increased, many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, it does not believe that the supply imbalance will be remedied in the near term. SunPower expects that polysilicon demand will continue to outstrip supply in the foreseeable future.

There are a limited number of polysilicon suppliers. Since SunPower has only been purchasing polysilicon in bulk for approximately one year, its competitors may have longer and perhaps stronger relationships with the suppliers than SunPower does. Some of SunPower’s competitors also have inter-locking board members with their polysilicon suppliers. In addition, since some of the arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to SunPower.

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

Because SunPower has fixed-price agreements with two of its largest customers and operate on a purchase order basis with its third largest customer, its financial results, and therefore ours, may suffer if SunPower’s manufacturing costs were to increase or purchase orders were changed or cancelled.

SunPower’s agreements with PowerLight Corporation and SOLON provide that they will purchase products from SunPower on a fixed-price basis. The agreement with SOLON provides for a fixed-price basis for the first two years of the agreement, which expires in 2010. However, SunPower’s manufacturing costs, including the cost of polysilicon, are variable. If SunPower’s manufacturing costs increase, SunPower would be unable to raise its prices to these customers, which in turn would negatively impact its operating results.

SunPower does not have a long-term agreement with Plexus but instead operate on a purchase order basis. Although SunPower believes that cancellations to date have been insignificant, its customers may cancel or reschedule purchase orders with SunPower on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing SunPower sufficient time to reduce, or delay the incurrence of, its corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose SunPower to the risks of inventory shortages or excess inventory. This in turn could cause SunPower’s operating results to fluctuate.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our outstanding debt obligations primarily include $600.0 million of aggregate principal amount of the 1.25% convertible subordinated notes (“1.25% Notes”) that are due in June 2008. As of January 1, 2006, our total cash, cash equivalents and short-term investments excluding restricted cash were $330.3 million, which was less than our outstanding indebtedness if it were currently due.

Each holder of our 1.25% Notes is permitted at any time prior to maturity to convert his or her 1.25% Notes into 55.172 shares of our common stock plus a cash payment of $300. If all of the holders of our 1.25% Notes were to elect to convert their 1.25% Notes to shares of our common stock and cash, we would be required to issue approximately 33.1 million additional shares of common stock, which could have a dilutive impact on any future earnings per share, as well as to make cash payments of approximately $180 million. We have the right to issue shares in lieu of making cash payments.

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

We face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that will apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation proposed for China and other countries (including the United States). We are redesigning our products regulated under the RoHS Directive in order to be able to continue to offer them for sale within the European Union. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. Our customers and other companies in the supply chain may require us to certify that our products are RoHS compliant. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International revenues accounted for approximately 70%, 66% and 63% of our total revenues during fiscal 2005, 2004 and 2003, respectively. Our Philippine fabrication, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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

Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on our financial results using the fair value recognition method. We have in the past elected to apply APB Opinion No. 25 and accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Most public companies were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC postponed the implementation date to fiscal years beginning after June 15, 2005.

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

We completed two acquisitions in fiscal 2005 and three in fiscal 2004. We may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

We have outstanding loans, consisting of principal and cumulative accrued interest, of $54.2 million as of January 1, 2006, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, bad debt write-offs have been negligible. As of January 1, 2006, we had an allowance for uncollectible loans of $8.5 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We self-insure with respect to indemnifiable claims. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in San Jose, California. The table below sets out our primary owned and leased properties as of January 1, 2006:

Location	Square Footage	Primary Use
Owned
United States:
Bloomington, Minnesota	170,000	Manufacturing, research and development
San Jose, California	111,000	Administrative offices, research and development
Round Rock, Texas	100,000	Manufacturing, research and development
Lynnwood, Washington	69,000	Administrative offices, research and development
Asia:
Cavite, the Philippines	221,000	Manufacturing, research and development
Laguna, the Philippines(1)	215,000	Manufacturing, research and development

Leased
United States:
San Jose, California(2)	260,000	Administrative offices, manufacturing, research and development
Bloomington, Minnesota(2)	108,000	Manufacturing, research and development
Sunnyvale, California	20,000	Administrative offices, research and development
Cambridge, Massachusetts	15,000	Administrative offices, research and development
Asia:
Manila, the Philippines	12,000	Administrative offices
Laguna, the Philippines	46,000	Manufacturing
Europe:
Mechelen, Belgium	16,000	Administrative offices, manufacturing, research and development

(1)	We lease this facility to SunPower, which serves as SunPower’s primary manufacturing facility (see Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K).
(2)	The facilities consist of four buildings in San Jose, California and one building in Bloomington, Minnesota that are under a synthetic lease (see Note 18 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K).

We have additional leases for sales and design centers in the United States, Asia and Europe. As of the end of fiscal 2005, we believe that our current properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued us and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held, in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. The Nevada ruling is now being appealed, and the 14 patents remain stayed as to us during the appeal. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Therefore, there are currently four patents that are not stayed in this litigation. The case is in the “claim construction” (i.e., patent claim interpretation) phase on the four non-stayed patents. The claim construction hearing concluded on December 10, 2004, and we are awaiting the Judge’s order. We have reviewed and investigated the allegations in both Lemelson’s original and amended complaints. We believe that we have meritorious defenses to these allegations and will vigorously defend ourselves in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Equity and Dividends

Our common stock is listed on the New York Stock Exchange under the trading symbol “CY.” The following table sets forth, for the periods indicated, the intra-day low and high sales price per share for the common stock:

	Low	High
Fiscal year ended January 1, 2006:
First quarter	$9.51	$14.92
Second quarter	11.05	14.73
Third quarter	12.80	16.85
Fourth quarter	11.78	17.05
Fiscal year ended January 2, 2005:
First quarter	$19.25	$24.08
Second quarter	13.17	21.56
Third quarter	8.58	14.24
Fourth quarter	8.45	11.83

As of March 13, 2006, there were approximately 62,000 holders of record of our common stock.

We have not paid cash dividends and have no present plans to do so.

Issuer Purchases of Equity Securities

The following table provides information with respect to our repurchases of common stock during the fourth quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares that May Yet Be Purchased under the Programs
October 3, 2005—October 30, 2005	—	$—	—	$15,000,000
October 31, 2005—November 27, 2005	—	—	—	15,000,000
November 28, 2005—January 1, 2006	—	—	—	15,000,000

Total	—	—	—

On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The total amount that can be repurchased under this program is limited to $15.0 million. This program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K:

	Year Ended(1)(2)
	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands, except-per share amounts)
Statement of Operations Data:
Revenues	$886,396	$948,438	$836,756	$774,746	$819,192
Restructuring, acquisition and other costs	$67,435	$54,334	$27,530	$123,127	$293,366
Operating loss	$(92,497)	$(1,382)	$(8,304)	$(231,344)	$(459,618)
Loss before income taxes and minority interest	$(93,217)	$(2,021)	$(3,554)	$(246,260)	$(437,196)
Net income (loss)	$(92,153)	$24,698	$(5,331)	$(249,098)	$(407,412)
Net income (loss) per share:
Basic	$(0.69)	$0.20	$(0.04)	$(2.02)	$(3.28)
Diluted	$(0.69)	$0.17	$(0.04)	$(2.02)	$(3.28)
Weighted-average common shares outstanding:
Basic	133,188	124,580	121,509	123,112	124,135
Diluted	133,188	134,130	121,509	123,112	124,135

	As of(1)(2)
	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term Investments	$330,308	$244,897	$198,617	$127,937	$205,422
Working capital	$435,110	$330,270	$307,716	$314,187	$372,333
Total assets	$1,697,874	$1,572,994	$1,575,685	$1,552,912	$1,886,436
Long-term debt (excluding current portion)	$601,538	$606,724	$615,724	$468,900	$524,058
Stockholders’ equity	$757,135	$660,358	$569,188	$673,623	$868,428

(1)	We operate on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Fiscal 2005, 2003, 2002 and 2001 were 52-week fiscal years. Fiscal 2004 was a 53-week fiscal year.
(2)	The tables present financial information including two acquisitions completed in fiscal 2005, three in fiscal 2004, one in fiscal 2002 and six in fiscal 2001. See Note 3 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions, which may affect the comparability of the data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, which are discussed in the “Forward-Looking Statements” section on page 3 of this Annual Report on Form 10-K.

Executive Summary

General:

We design, develop, manufacture and market a broad range of silicon-based products and solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. Leveraging a strong commitment to customer service and performance-based process and manufacturing expertise, our product portfolio includes a selection of wired and wireless universal serial bus (“USB”) devices, complementary metal oxide semiconductor (“CMOS”) image sensors, timing solutions, network search engines, specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and, through our majority-owned subsidiary SunPower Corporation (“SunPower”), solar power products.

During the first quarter of fiscal 2005, in conjunction with our restructuring plan, we reorganized our internal organization into the following reportable business segments:

Reportable Segments	Description

Consumer and Computation Division (“CCD”):	a product division focusing on the clock, USB and programmable system-on-chip (“PSoC”) products

Data Communications Division (“DCD”):	a product division focusing on the specialty memories, programmable logic devices and network search engine products

Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products

SunPower:	a majority-owned subsidiary of Cypress specializing in solar power products

Other:	includes Silicon Light Machines (“SLM”), a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center (“SVTC”), a division of Cypress, and certain foundry-related services performed by us on behalf of others

SunPower Initial Public Offering (“IPO”):

During the fourth quarter of fiscal 2005, SunPower successfully completed the IPO of 8.8 million shares of its class A common stock. As of January 1, 2006, we owned approximately 85% of SunPower’s total outstanding shares of capital stock (approximately 77% of SunPower’s total outstanding shares of capital stock on a fully diluted basis, and approximately 98% of the total voting power of SunPower’s outstanding shares of capital stock).

The principal purposes for the IPO were to: (1) provide funds for SunPower’s capital expansion; (2) increase its working capital; (3) create a public market for its class A common stock; (4) facilitate its future access to the public capital markets; and (5) increase visibility in SunPower’s markets.

Acquisitions:

During the first quarter of fiscal 2005, we acquired all of the outstanding capital stock of SMaL Technologies, Inc. (“SMaL”), a company specializing in digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems, and mobile phone cameras.

Through this acquisition, our goals are to accelerate our entry into the high-volume CMOS image sensor business and SMaL’s product line will complement new mobile phone products introduced by FillFactory, which we acquired in fiscal 2004. SMaL is a part of our MID segment.

During the fourth quarter of fiscal 2005, we acquired the outstanding minority interest in our subsidiary Cypress MicroSystems (“CMS”). CMS develops and markets PSoC devices for consumer electronics, handsets, networking equipment, industrial and automotive systems. CMS is a part of our CCD segment.

Highlights of Results of Operations:

Our revenues for fiscal 2005 were $886.4 million, a decrease of $62.0 million, or approximately 7%, compared with fiscal 2004. Overall strength in SunPower, driven by increased demand and manufacturing capacity, and CCD, driven by the strong acceptance of our PSoC family of mixed signal arrays in consumer applications, was offset by weaknesses in MID and DCD. Gross margin in fiscal 2005 decreased approximately 8% compared with fiscal 2004. A decrease in sales volumes, changes in product mix, and manufacturing constraints experienced in the second half of fiscal 2005 were the primary causes for the decrease in gross margin.

Research and development and selling, general and administrative expenses for fiscal 2005 were $20.6 million lower compared with fiscal 2004. The decrease was primarily attributable to cost savings from the restructuring measures implemented in the first quarter of fiscal 2005.

Results of Operations

Revenues

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
CCD	$303,587	$275,601	$265,808
DCD	156,490	214,049	189,420
MID	311,235	394,688	331,652
SunPower	78,736	10,885	5,005
Other	36,348	53,215	44,871

Total revenues	$886,396	$948,438	$836,756

CCD:

Revenues from the sales of CCD products increased approximately $28.0 million in fiscal 2005, or approximately 10%, compared to revenues generated in fiscal 2004. This increase was primarily attributable to an increase of approximately $35.7 million in sales of our PSoC products, driven by strong demand in consumer applications, including MP3 players and set-top boxes, and continued expansion in computation platforms with major personal computer original equipment manufacturers. In addition, continued adoption of our family of USB products in personal computer applications and consumer devices contributed an increase of approximately $5.8 million in revenues. These increases were partially offset by a decrease of approximately $14.0 million in our general purpose and personal computer clock businesses.

Revenues from the sales of CCD products increased approximately $9.8 million in fiscal 2004, or approximately 4%, compared to revenues generated in fiscal 2003. This increase was primarily attributable to an increase in sales of our PSoC and USB products driven by demand in consumer applications, partially offset by a decrease in revenues from our clock business.

DCD:

Revenues from the sales of DCD products decreased $57.6 million in fiscal 2005, or approximately 27%, compared to revenues generated in fiscal 2004. This decrease was primarily attributable to the decline of approximately $21.9 million in sales of our programmable logic devices as they are reaching an end-of-life cycle. In addition, softness in customer buying patterns in specialty memories and network search engine products contributed a decline of approximately $23.5 million in revenues. During the first quarter of fiscal 2006, we completed the sale of certain products in our network search engine product family to NetLogic Microsystems, Inc.

Revenues from the sales of DCD products increased $24.6 million in fiscal 2004, or approximately 13%, compared to revenues generated in fiscal 2003. This increase was primarily attributable to an increase in sales of our network search engine products, partially offset by a decrease in revenues for certain of our communications products.

MID:

Revenues from the sales of MID products decreased $83.5 million in fiscal 2005, or approximately 21%, compared to revenues generated in fiscal 2004. This decrease was attributable to a decrease of approximately $101.9 million in sales of our memory products, partially offset by an increase of approximately $18.6 million in sales of our image sensor products.

The decrease in the sales of our memory products was primarily attributable to the decrease of approximately $101.3 million in sales of our micropower and pseudo-SRAM revenues for the mobile phone market primarily as a result of a general market transition to other products which we do not manufacture. The decrease was partially offset by an increase of approximately $17.6 million in sales of synchronous SRAM products for the high-performance networking applications.

The increase in the sales of our image sensor products was primarily attributable to a full year of revenue contributions from FillFactory, which we acquired in the third quarter of fiscal 2004, and ten months of revenue contributions from SMaL, which we acquired in the first quarter of fiscal 2005.

Revenues from the sales of MID products increased $63.0 million in fiscal 2004, or approximately 19%, compared to revenues generated in fiscal 2003. This increase was primarily attributable to an increase in sales of our synchronous SRAM and micropower products. In addition, the increase was attributable to the addition of revenues from FillFactory, which we acquired in the third quarter of fiscal 2004. Prior to this period, we did not sell image sensor products.

SunPower:

Revenues increased $67.9 million in fiscal 2005, or approximately 623%, compared with revenues in fiscal 2004. The increase was primarily attributable to additional manufacturing capacity, coupled with higher demand for its solar cells and panels driven by a strong global solar market. SunPower will begin production in its third 25-megawatt manufacturing line in the first quarter of fiscal 2006.

Revenues increased $5.9 million in fiscal 2004, or approximately 117%, compared with revenues in fiscal 2003. The increase was primarily due to the initial sales of solar cell products in the second half of fiscal 2004.

Other:

Revenues decreased $16.9 million in fiscal 2005, or approximately 32%, compared with revenues generated in fiscal 2004. The decrease was primarily attributable to a decrease of $14.6 million in revenues generated by SLM. The decrease in SLM’s revenues was primarily due to the decline in royalty revenues from Sony as the use of certain of SLM’s technology by Sony came to an end in the fourth quarter of fiscal 2004.

Revenues increased $8.3 million in fiscal 2004, or approximately 19%, compared with revenues generated in fiscal 2003. While revenues from SLM remained relatively flat year-over-year, revenues generated from SVTC and foundry services increased in fiscal 2004 compared to prior year.

Cost of Revenues / Gross Margin

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Cost of revenues	$528,657	$492,058	$435,749
Gross margin	40.4%	48.1%	47.9%

Gross margin decreased by approximately 8% in fiscal 2005 compared with fiscal 2004. The decrease was primarily attributable to lower sales volumes coupled with the decline in the overall average selling prices (“ASPs”). In addition, gross margin was also impacted by product mix, as SunPower with lower margins became a larger component of our business and volumes from the DCD segment with higher margins declined. During the second half of fiscal 2005, gross margin was also negatively impacted by certain manufacturing constraints, including losses from power outages in our manufacturing facilities and one-time expedite charges associated with the ramp of our PSoC products.

SunPower is currently facing an industry-wide shortage of polysilicon, the essential raw material used in the production of solar cells. The prices that SunPower pays for polysilicon have increased recently and SunPower expects these price increases to continue in fiscal 2006. The negative impact of higher costs of polysilicon on SunPower’s gross margin is expected to be offset over time by an increase in capacity utilization and other operating efficiencies. These improvement initiatives include migration to thinner silicon wafer technology, process refinements to improve yield losses and increased production throughput.

Although our overall ASPs declined slightly during fiscal 2004, we were generally able to offset this effect and increase our gross margin by 0.2% compared with fiscal 2003. This increase in gross margin was attributable to the continued reduction of manufacturing cycle times, reduced die size, improved labor productivity, more efficient use of capital resources, improved defect densities, improved yields and ultimately lower manufacturing cost.

Inventory Reserves:

Our gross margin has also been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business including our inventory profile. During fiscal 2005, 2004 and 2003, net impact of the inventory adjustments was a charge (benefit) of $10.8 million, $(7.0) million and $(17.7) million, respectively. The inventory reserve balance was $30.5 million and $29.4 million as of January 1, 2006 and January 2, 2005, respectively.

We record inventory write-downs as a result of our normal analysis of demand forecasts and the aging profile of the inventory. We record charges to cost of revenues to write down the carrying values of our inventories when their estimated market values are less than their carrying values. The inventory write-downs reflect estimates of future market pricing relative to the costs of production and inventory carrying values and projected timing of product sales. The semiconductor industry has historically been highly cyclical and volatile. In recent years, a combination of global economic conditions and a slowing growth rate in the demand for semiconductors, coupled with worldwide increases in semiconductor production capacity, caused significant declines in demand and average selling prices for semiconductor components. These trends could continue in the future and could cause us to re-evaluate our inventory costs, which could result in additional inventory reserves.

In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the balance sheets. In accordance with Staff Accounting Bulletin No. 100, the contra asset account is relieved at the time the inventory is either sold or scrapped. At January 1, 2006, the remaining inventory reserve represented the value of excess and obsolete inventories that have not been scrapped or sold.

Research and Development

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Research and development	$226,760	$261,629	$251,432
As a percentage of revenues	25.6%	27.6%	30.0%

Research and development (“R&D”) expenditures decreased $34.9 million in fiscal 2005 compared with fiscal 2004. The decrease was primarily due to a decrease of approximately $13.9 million in employee-related compensation expenses and $9.0 million in depreciation. The decrease in employee-related compensation expenses was primarily attributable to the termination of employees under the restructuring measures implemented in fiscal 2005, coupled with a decrease in stock-based compensation charges primarily as a result of the release of the unamortized deferred compensation balance associated with the terminated employees and a decrease in acquisition-related contingent compensation charges. The decrease in depreciation was primarily attributable to the removal of excess property and equipment under the restructuring measures, coupled with the savings resulted from the changes in the useful lives of certain equipment and production assets during fiscal 2005. In addition, R&D expenditures decreased by $7.0 million for SunPower primarily due to the completion of certain R&D efforts related to SunPower’s solar cell products and production line in the Philippines in late fiscal 2004.

R&D expenditures increased $10.2 million in fiscal 2004 compared with fiscal 2003. The increase was primarily due to a $3.9 million increase in salaries and other compensation due to a moderate pay increase, and a $3.7 million increase in expenses related to SunPower consisting primarily of process development spending associated with the commercialization of its solar cell products and the start-up costs related to its production line.

Selling, General and Administrative

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Selling, general and administrative	$156,041	$141,799	$130,349
As a percentage of revenues	17.6%	15.0%	15.6%

Selling, general and administrative (“SG&A”) expenditures increased $14.2 million in fiscal 2005 compared with fiscal 2004. The increase was partially attributable to a benefit of $7.8 million recognized in fiscal 2004 associated with the reduction of the allowance for uncollectible loans under the employee stock purchase assistance plan (“SPAP”) as a result of a significant reduction in outstanding balances under the plan at that time. In addition, the increase was attributable to an increase of approximately $1.5 million in employee-related compensation expenses. The increase in employee-related compensation expenses was primarily due to severance and benefits relating to the termination of certain employees not included in our restructuring plan and a stock-based compensation charge resulted from our subsidiary Cypress MicroSystems during fiscal 2005, partially offset by savings generated from the restructuring measures implemented in fiscal 2005. The increase in SG&A expense was also attributable to an increase of approximately $2.0 million in advertising expenses.

SG&A expenses increased $11.5 million in fiscal 2004 compared with fiscal 2003. The increase was primarily due to an increase of approximately $6.2 million in employee-related compensation expenses due to a modest pay increase, a $2.9 million increase in professional fees primarily associated with new requirements under the Sarbanes-Oxley Act, a $2.1 million increase in sales commissions driven by increased revenues, a $2.0 million increase in travel expenses and a $2.0 million charge for a damage claim settlement. The increase in SG&A expenses was partially offset by the $7.8 million benefit related to our SPAP as discussed above.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Amortization of acquisition-related intangible assets was $27.7 million in fiscal 2005, compared with $38.9 million in fiscal 2004 and $37.7 million in fiscal 2003. The decrease in amortization in fiscal 2005 compared with fiscal 2004 was primarily attributable to a decrease of approximately $11.0 million in amortization of certain purchased technology intangibles as they had been fully amortized as of the end of fiscal 2004 or during fiscal 2005. See Note 4 of Notes to the Consolidated Financial Statements for further discussion.

In-Process Research and Development Charges

In connection with our acquisitions, we recorded in-process research and development charges of $12.3 million related to SMaL in fiscal 2005 and $15.6 million related to FillFactory in fiscal 2004, as technological feasibility associated with these in-process research and development projects have not been established and no alternative future use existed.

In-process research and development projects related to SMaL included the development of first generation automotive cameras and mobile phone sensors. In-process research and development projects related to FillFactory included the development of new image sensors in FillFactory’s custom and standard product applications. Specifically, the custom products include industrial, automotive, medical and high-end photography, and the standard products include high-end photography, digital still cameras and wireless terminal cameras. In assessing the projects, we considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development.

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable. Discount rates were derived from a weighted-average cost of capital analysis, adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. Discount rates ranging from 35% to 45% were used for SMaL’s projects and 28% to 50% were used for FillFactory’s projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

SMaL:

Projects	Estimated Stage of Completion	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
First generation automotive cameras	58%	$4.2 million	$3.1 million	March 2006
Mobile phone sensors	28%	$2.4 million	$6.0 million	March 2006

FillFactory:

Projects	Estimated Stage of Completion	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Industrial	54%	$3.5 million	$3.0 million	May 2005
Digital still cameras and wireless terminal cameras	11%	$0.4 million	$3.2 million	June 2005
Medical	46%	$1.1 million	$1.3 million	June 2005
Automotive	50%	$0.5 million	$0.5 million	January 2006
High-end photography	31%	$0.2 million	$0.5 million	April 2005

Status of In-Process Research and Development Projects:

The status of the in-process research and development projects is as follows:

SMaL:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of January 1, 2006, we have incurred total post-acquisition costs of approximately $4.6 million related to the in-process research and development projects and estimate that an additional investment of approximately $4.5 million will be required to complete the projects. We expect to complete the projects by June 2006, which has been delayed by one quarter.

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

FillFactory:

There have been no significant differences between the actual and estimated results of the in-process research and development projects. As of January 1, 2006, we have incurred total post-acquisition costs of approximately $8.4 million related to the in-process research and development projects. All projects have been completed within the original estimated costs and timeframe.

Other Credits

During fiscal 1995, in connection with the construction of a facility, we entered into a tax abatement agreement with a development agency, which called for job creation and capital investment by us in return for a reduction in certain local taxes payable. We were not able to fulfill certain terms of the agreement. Accordingly, at the time it became probable that certain terms of the agreement would not be met, we recorded an accrual of $1.5 million, representing amounts payable under the agreement. We never received any claim for repayment from the development agency. At the end of fiscal 2003, we determined that given the passage of time, there was a remote likelihood that the development agency would seek reimbursement of the amounts payable. As a result, we released the accrual of $1.5 million in fiscal 2003 and recorded the amount as a credit in the Consolidated Statement of Operations

During fiscal 1999, we decided to halt the construction of a facility and recorded an accrual of $2.0 million, representing primarily the cancellation penalties payable to suppliers. Subsequently, no claims were made against us by the suppliers. During fiscal 2003, we determined that given the passage of time, there was a remote likelihood that the suppliers would seek the penalty payments from us. As a result, we released the accrual of $2.0 million in fiscal 2003 and recorded the amount as a credit in the Consolidated Statement of Operations.

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

We initiated a restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). In addition, we had one other restructuring plan initiated in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). The Fiscal 2002 Restructuring Plan has been substantially completed with reserves remaining for lease payments for restructured facilities. During fiscal 2005, we completed the obligations under the restructuring plan initiated in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). See Note 8 of Notes to Consolidated Financial Statements for further discussion.

In January 2005, we announced a plan intended to reduce costs and losses by approximately $19.0 million per quarter. This plan included (1) restructuring activities implemented under the Fiscal 2005 Restructuring Plan, and (2) various other initiatives to reduce discretionary spending and reduce our losses. As of the end of the second quarter of fiscal 2005, we had realized these savings as described below.

The initiatives implemented under our Fiscal 2005 Restructuring Plan were intended to generate savings by reducing employee-related costs, disposing of excess equipment thereby reducing depreciation costs, reducing certain facility costs by existing certain facilities and ceasing operations of our subsidiary Silicon Magnetic Systems (“SMS”). During the second quarter of fiscal 2005, we had realized these savings as follows: (1) approximately $5.7 million in employee-related compensation expenses due to the termination of employees, (2) approximately $1.0 million in depreciation as a result of the removal of excess property and equipment from operations, (3) approximately $0.1 million in rent expense due to the closure of facilities, and (4) approximately $1.3 million as a result of discontinuing the operations of SMS.

The initiatives to reduce the amount of discretionary spending and reduce our losses were intended to generate savings of approximately $10.9 million. We achieved these savings during the second quarter of fiscal 2005.

Interest Income

Interest income consisted primarily of interest earned on cash and cash equivalents, short-term investments and restricted cash. In addition, interest income included interest income associated with the outstanding loans to our employees under the SPAP.

Interest income increased $1.3 million in fiscal 2005 compared with fiscal 2004. The increase in interest income was primarily driven by an increase of approximately $1.4 million in interest income due to higher interest rates, coupled with higher average cash balances as a result of the net proceeds received from the SunPower IPO.

Interest income decreased $1.9 million in fiscal 2004 compared with fiscal 2003. The decrease in interest income was primarily attributable to a decrease of approximately $3.7 million in interest income related to the SPAP due to lower outstanding loan balances. The decrease was offset by an increase of approximately $1.8 million in interest income primarily due to an increase in average cash and investment balances.

Interest Expense

Interest expense was primarily associated with our convertible subordinated notes and collateralized debt instruments.

Interest expense decreased $3.1 million in fiscal 2005 compared with fiscal 2004. During the fourth quarter of fiscal 2004, we redeemed all of the outstanding 3.75% convertible subordinated notes (“3.75% Notes”), resulting in a decrease of $2.4 million in interest expense in fiscal 2005. In addition, the decrease in interest expense was partially attributable to a decrease of approximately $0.3 million in interest expense associated with our collateralized debt instruments due to lower principal balances.

Interest expense decreased $4.3 million in fiscal 2004 compared with fiscal 2003. The decrease in interest expense was primarily due to a decrease of approximately $8.2 million in interest expense associated with our 3.75% Notes and 4.0% convertible subordinated notes (“4.0% Notes”). We redeemed a portion of our 3.75% Notes and all of our 4.0% Notes in June and July 2003, respectively, resulting in a decrease in interest expense in fiscal 2004 compared with fiscal 2003. The decrease in interest expense associated with our 3.75% Notes and 4.0% Notes in fiscal 2004 was partially offset by an increase of approximately $3.8 million in interest expense associated with our 1.25% convertible subordinated notes (“1.25% Notes”). We issued our 1.25% Notes in June 2003.

Other Income (Expense), Net

The following table summarizes the components of other income (expenses), net:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Amortization of bond issuance costs	$(3,721)	$(4,071)	$(3,686)
Equity in net income of partnership investment	—	1,424	1,540
Loss on repurchase of convertible subordinated notes	—	—	(7,524)
Gain on sale of investment in NVE Corporation	—	—	17,126
Investment impairment and other charges	(1,226)	(1,123)	(1,792)
Changes in fair value of warrants held	(305)	—	—
Foreign exchange gain (loss), net	(974)	1,122	473
Changes in fair value of investments held in trust for deferred compensation plan	1,099	1,218	1,912
Other	282	1,030	(710)

Total other income (expense), net	$(4,845)	$(400)	$7,339

Deferred Compensation Plan:

In fiscal 1995, we adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. As of January 1, 2006 and January 2, 2005, deferred compensation plan assets of $23.2 million and $22.0 million, respectively, were recorded in “Other assets,” and liabilities of $27.8 million and $25.5 million, respectively, were recorded in “Other current liabilities” in the Consolidated Balance Sheets.

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF No. 97-14, the liabilities are being marked to market with the offset being recorded as an operating expense or credit. The assets (excluding the amounts invested in our common stock) are marked to market with the offset being recorded in “Other income (expense), net.” No entries are recorded for the amounts invested in our common stock since this is accounted for in treasury stock.

All amounts recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Changes in fair value of assets recorded in other income (expense), net	$1,099	$1,218	$1,912
Changes in fair value of liabilities recorded in:
Cost of revenues	(614)	(563)	(2,151)
Research and development	(707)	(648)	(2,477)
Selling, general and administrative	(540)	(495)	(1,890)

Total expense	$(762)	$(488)	$(4,606)

Benefit from (Provision for) Income Taxes

We recorded a tax benefit of $1.3 million in fiscal 2005, compared to a tax benefit of $26.6 million in fiscal 2004 and tax expense of $2.8 million in fiscal 2003. The tax benefit in fiscal 2005 was primarily attributable to amortization of purchased intangibles and a release of previously accrued taxes as discussed below, offset by non-U.S. taxes on income earned in certain countries that is not offset by current year net operating losses in other countries. The tax benefit in fiscal 2004 was primarily attributable to a release of previously accrued taxes as discussed below, offset by foreign income taxes in certain jurisdictions. The expense in fiscal 2003 was largely attributable to foreign income taxes in certain jurisdictions. No tax benefit was recognized in fiscal 2005, 2004 and 2003 for the future tax benefit of operating losses, as management believes it is more likely than not that the benefit would not be realized. Our effective tax rate varies from the U.S. statutory rate primarily due to our assessment of the utilization of loss carryovers and earnings of foreign subsidiaries taxed at different rates. Deferred tax assets of $239.0 million at January 1, 2006 were fully reserved due to uncertainty of realization.

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

During the fourth quarter of fiscal 2005 and the third quarter of fiscal 2004, the statute of limitations expired for several tax jurisdictions. The expiration of the statute of limitations led to management’s assessment that previously accrued income taxes were no longer necessary. Accordingly, during the fourth quarter of fiscal 2005 and the third quarter of fiscal 2004, we recorded benefits of $1.0 million and $29.9 million, respectively, for the release of previously accrued income taxes.

SunPower IPO

During the fourth quarter of fiscal 2005, SunPower, a majority-owned subsidiary of Cypress, completed the IPO of 8.8 million shares of its class A common stock, resulting in net proceeds of $145.6 million. We recorded a gain of approximately $107.7 million from the net proceeds and included it in “Additional paid-in-capital” in the Consolidated Balance Sheets.

Following the IPO, SunPower has two classes of authorized common stock: class A and class B common stock. Only we, our successors in interest and our subsidiaries may hold shares of SunPower’s class B common stock unless we distribute the shares to our stockholders in a tax-free distribution. We currently do not have a plan to make such a distribution. As of January 1, 2006, we owned 52.0 million shares of SunPower’s class B common stock, or approximately 85% of SunPower’s total outstanding shares of capital stock (approximately 77% of SunPower’s total outstanding shares of capital stock on a fully diluted basis, and approximately 98% of the total voting power of SunPower’s outstanding shares of capital stock).

Separation Agreements:

In connection with the IPO, we entered into a master separation agreement containing the framework with respect to SunPower’s separation from us. The master separation agreement provides for the execution of various ancillary agreements that further specify the terms of the separation. Both the master separation agreement and the various ancillary agreements became effective upon the completion of the IPO.

The various ancillary agreements primarily include: (1) a tax sharing agreement; (2) a master transition services agreement; (3) a lease agreement for SunPower’s manufacturing facility in the Philippines; (4) a wafer manufacturing agreement; and (5) an employee matters agreement. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

The following table summarizes our consolidated cash and investments, working capital and long-term debt:

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Cash, cash equivalents and short-term investments(1)	$330,308	$244,897
Working capital	435,110	330,270
Long-term debt (excluding current portion)	601,538	606,724

(1)	The balance as of January 1, 2006 included the net proceeds of $145.6 million from SunPower’s IPO.

Key Components of Cash Flow:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Net cash flow generated from operating activities	$81,018	$157,709	$99,152
Net cash flow used for investing activities	(126,654)	(207,826)	(119,948)
Net cash flow generated from (used for) financing activities	200,223	(35,288)	91,923

Net increase (decrease) in cash and cash equivalents	$154,587	$(85,405)	$71,127

During fiscal 2005, cash generated from operations decreased $76.7 million compared with fiscal 2004. This decrease was primarily due to a net loss incurred in fiscal 2005 compared with net income generated in fiscal 2004, adjusted for certain non-cash items such as restructuring charges and changes in operating assets and liabilities.

During fiscal 2005, we spent approximately $146.5 million in purchases of property and equipment (which included $71.6 million use of cash for SunPower’s purchases) and used an additional $48.1 million, net of cash received, in our acquisitions of SMaL and the minority interest in CMS. These uses of cash were partially offset by the proceeds from the sales and maturities of investments of $69.6 million, net of purchases.

During fiscal 2005, cash generated from financing activities included approximately $145.6 million of net proceeds from SunPower’s IPO. In addition, the issuance of common shares upon exercise of stock options by employees generated $65.6 million in cash. The increase was partially offset by repayment of debts of approximately $11.1 million.

During fiscal 2004, cash generated from operations was $157.7 million, compared with $99.2 million in fiscal 2003. This $58.5 million increase was primarily due to net income generated in fiscal 2004 compared with a net loss in fiscal 2003, adjusted for certain non-cash items and changes in operating assets and liabilities.

During fiscal 2004, purchases of investments, net of sales and maturities, used cash of $13.2 million, acquisition of property and equipment used an additional $132.3 million in cash (which included $26.9 million use of cash for SunPower’s purchases), and we spent a total of $89.9 million in our acquisitions, net of cash received, of Cascade and FillFactory. These uses of cash were partially offset by proceeds from the collection of loans from employees under the SPAP of $28.4 million.

During fiscal 2004, we used $68.4 million to redeem the remaining 3.75% Notes. This was partially offset by $34.5 million from the issuance of shares upon exercise of stock options by employees.

During fiscal 2003, cash generated from operations was $99.2 million, which was primarily due to a smaller net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Cash generated from operations included an increase in working capital of $51.0 million. Inventory reductions due to increased sales were more than offset by a significant increase in accounts receivable and a significant decrease in accounts payable.

Purchases of investments, net of sales and maturities, used cash of $77.7 million in fiscal 2003, as we made additional investments due to our improved cash position. Acquisition of property and equipment used an additional $78.5 million in cash (which included $14.8 million use of cash for SunPower’s purchases). These reductions in cash were partially offset by proceeds from the collection of loans from employees under the SPAP of $29.9 million.

During fiscal 2003, we issued $600.0 million in aggregate principal amount of our 1.25% Notes. Of the proceeds received, we used $400.2 million to retire all of our 4.0% Notes and a portion of our 3.75% Notes, $98.9 million to repurchase 9.3 million shares of our common stock, $18.5 million for debt issuance costs and $49.3 million to purchase a call spread option on our common stock to mitigate the potential dilution of the 1.25% Notes.

Liquidity:

Our Board of Directors has approved a program authorizing the repurchase of our common stock in the open market or in privately negotiated transactions. The maximum amount that can be repurchased is limited to $15.0 million.

We have $600.0 million of aggregate principal amount in the 1.25% Notes that are due in June 2008. We have the ability to call for redemption all or a portion of the 1.25% Notes any time after June 20, 2006. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of January 1, 2006, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

On June 27, 2003, we entered into a synthetic lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to this lease at

January 1, 2006, we would have been required to make a payment and record assets totalling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of January 1, 2006, the amount of restricted cash and accrued interest was $63.5 million, which was classified as a non-current asset in the Consolidated Balance Sheets.

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of January 1, 2006, no amount was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of January 1, 2006, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

During fiscal 2003, we entered into certain long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. The loans are subject to financial and non-financial covenants. As of January 1, 2006, the outstanding principal balance was $6.1 million and we were in compliance with the covenants. We have subsequently paid the remaining principal amount of $5.0 million relating to one of the loans in January 2006.

In February 2005, we completed the acquisition of 100% of the outstanding capital stock of SMaL. We acquired SMaL for a total cash consideration of $39.6 million, net of cash received. In addition, in December 2005, we completed the acquisition of the minority interest in CMS for a total cash consideration of $8.4 million.

Several of our acquisitions obligate us to pay certain contingent compensation in cash based on continued employment and meeting certain milestones. As of January 1, 2006, total outstanding contingent compensation that could be paid in cash under our agreements, assuming all contingencies are met, was $12.4 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. Accordingly, at the end of fiscal 2005, in addition to $221.2 million in cash and cash equivalents, we had $109.1 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $330.3 million. We had an additional $63.5 million of restricted cash related to our synthetic lease for a total cash, short-term investments and restricted cash position of $393.8 million. As of January 1, 2006, we had outstanding $600.0 million in principal amount of our 1.25% Notes.

Our cash and investment balances included approximately $143.6 million of SunPower’s cash and cash equivalents, which were primarily generated from its IPO. SunPower intends to use approximately $100.0 million of the proceeds for the expansion of its manufacturing capacity, with the remainder of the proceeds for general corporate purposes, including working capital. Specifically, SunPower may exercise its option to purchase its Philippines manufacturing facility from us under the lease agreement for that facility. In addition, SunPower may also use a portion of the proceeds to acquire businesses, products and technologies that complement its business.

We believe that liquidity provided by existing cash, cash equivalents, investments and our borrowing arrangements described above will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

We may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

Contractual Obligations:

The following table summarizes the fixed payments related to certain contractual obligations:

	Payments Due by Periods
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Debt:
1.25% Notes—principal	$599,997	$—	$599,997	$—	$—
1.25% Notes—interest	18,750	7,500	11,250	—	—
Other—principal	6,089	4,839	1,250	—	—
Other—interest	330	230	100	—	—
Customer advances:(1)
Principal	38,600	10,163	14,218	14,219	—
Interest	5,170	1,861	3,102	207	—
Operating leases	35,691	11,869	16,696	6,428	698
Purchase obligations(2)	90,986	84,354	6,632	—	—

Total contractual obligations	$795,613	$120,816	$653,245	$20,854	$698

(1)	Customer advances were primarily related to an agreement entered into between SunPower and one of its customers to supply solar cells. As part of the agreement, this customer agreed to fund expansion of SunPower’s manufacturing capacity to support the customer’s solar cell product demand. See Note 9 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion.
(2)	Purchase obligations represent principally our open purchase orders for services, software, manufacturing equipment and supplies. For purposes of this table, purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. Our purchase orders for raw materials and other similar goods and services are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other similar goods and services specifying minimum quantities or set prices that exceed our expected requirements for three months. Blanket purchase orders are also excluded because they generally represent authorizations to purchase rather than binding agreements. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Off-Balance Sheet Arrangements:

Synthetic Lease:

On June 27, 2003, we entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, we may extend the lease if the lessor allows. If we had exercised our right to purchase all the properties subject to the synthetic lease at January 1, 2006, we would have been required to make a payment totalling $62.7 million (the “Termination Value”). If we exercised our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” we determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Consolidated Balance Sheets and is being amortized over the term of the lease. As of January 1, 2006, the unamortized balance was $1.0 million.

We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. We have performed an analysis and determined a loss contingency accrual is required. As of January 1, 2006, the accrued loss contingency totalled $3.0 million, representing the amounts recognized in fiscal 2005 and 2004. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

We are required to maintain restricted cash or investments to serve as collateral for this lease. As of January 1, 2006, the balance of restricted cash and accrued interest was $63.5 million and was classified in “Other assets” in the Consolidated Balance Sheets.

In addition, we are required to comply with certain financial covenants associated with the synthetic lease. As of January 1, 2006, we were in compliance with such financial covenants.

Equity Option Contracts:

As of January 1, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Consolidated Balance Sheets. We entered into the equity option contracts as part of our 2001 stock repurchase program. The contracts require physical settlement and will expire in March 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totalling $30.3 million in cash. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended. During fiscal 2005 and 2004, we received total premiums of approximately $0.1 million and $1.8 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Consolidated Balance Sheets.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provision is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of this provision in the first quarter of fiscal 2006 will have a material impact on our consolidated results of operations and financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 in the first quarter of fiscal 2006 will have a material impact on our consolidated results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 in the fourth quarter of fiscal 2005 did not have a material impact on our results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for all periods presented.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, product returns, allowances for doubtful accounts receivable and employee loans, inventories, valuation of long-lived assets including intangible assets, goodwill impairments, investment impairments, restructuring charges, litigation and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

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

Sales to certain other primarily non-U.S. based distributors carry no price adjustments or rights of return. We have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of sale. We make estimates of potential future product returns and revenue adjustments related to current period product revenue. In that regard, management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions within the semiconductor industry.

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

Allowances for Doubtful Accounts Receivable and Employee Loans:

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make estimates of the collectibility of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer’s ability to pay. If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

As of January 1, 2006, we had outstanding loans, consisting of principal and cumulative accrued interest, to employees and former employees under the shareholder-approved SPAP. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. We maintain an allowance for uncollectible loans. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. If the underlying assumptions supporting our reserve requirements, including the value of our stock price, change, future operating results could be adversely affected.

Valuation of Inventory:

We write down our inventory for “lower of cost or market” reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds nine months of demand for that device and/or when individual parts have been in inventory for greater than six months. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Our inventories may be subject to rapid technological obsolescence and are sold in a highly competitive industry. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected.

Valuation of Long-Lived Assets:

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis. We recorded no impairment charges for fiscal 2005, 2004 and 2003. However, if there is a significant decrease in our business in the future, we may be required to record impairment charges in the future.

Valuation of Goodwill:

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our annual goodwill impairment analysis, which we performed during the fourth quarters of fiscal 2005, 2004 and 2003, did not result in an impairment charge. However, changes in these estimates could cause one or more of the businesses to be valued differently, which could result in a future impairment of our remaining goodwill.

Valuation of Investments:

We hold equity interests in both publicly-traded and privately-held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. Fair values for investments in public companies are determined using quoted market prices. We consider various factors in determining whether we should recognize an impairment charge on a publicly-traded investment, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Our ability to recover our strategic investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are ultimately accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

We review our non-marketable investments periodically for impairment and the assessment requires significant judgment. This analysis includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise, for example, when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve and companies in our portfolio attempt to raise additional funds, the funds may not be available to them or they may receive lower valuations. Our investments may become impaired in the future.

Restructuring Expenses:

We currently have two active restructuring plans—one initiated in the first quarter of fiscal 2005 and one initiated in the fourth quarter of fiscal 2002. These plans were designed to reduce costs and expenses in order to return to profitability. In connection with these plans, we have recorded, and will record, estimated expenses for severance and related costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continue to evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

The fair market value of our 1.25% Notes is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the 1.25% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 1.25% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 1.25% Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of January 1, 2006, the estimated fair value of the 1.25% Notes was approximately $681.3 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the 1.25% Notes to approximately $749.4 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the 1.25% Notes to $613.2 million.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow, fair value and balance sheet hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We have entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues at one of our subsidiaries. The total notional amount of these contracts was $31.2 million as of January 1, 2006. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $3.1 million on these contracts.

Investments in Publicly-Traded and Privately-Held Companies

Other than SunPower, we have an investment in the common stock of a publicly-traded company. The equity investment is classified as available-for-sale and is recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in “Accumulated other comprehensive income (loss).” In addition, we hold warrants to purchase shares of the publicly-traded company’s common stock. The warrants are being marked to market at the end of each reporting period with the resulting gains or losses recognized in the Consolidated Statements of Operations (see Note 5 of Notes to Consolidated Financial Statements).

The values of the equity investment and the warrants are subject to market price volatility. As of January 1, 2006, the balance of our equity investment was $2.0 million. A 10% increase in the stock price would increase the fair value of our investment by approximately $0.2 million, and a 10% decrease in the stock price would decrease the fair value of our investment by approximately $0.2 million. As of January 1, 2006, the value of our warrants was $1.3 million. A 10% increase in the stock price would increase the value of our warrants by approximately $0.1 million, and a 10% decrease in the stock price would decrease the value of our warrants by approximately $0.1 million.

We have invested in several privately-held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. As our equity investments generally do not permit us to exert significant influence or control over the companies in which we are investing, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of January 1, 2006, the carrying value of our investments in privately-held companies was $8.4 million.

Stock Purchase Assistance Plan (“SPAP”)

At the end of fiscal 2005, we had $54.2 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, write-offs have been negligible. As of January 1, 2006, we had an allowance for uncollectible loans against these loans of $8.5 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral.

As of January 1, 2006, the carrying value of the loans exceeded the underlying common stock collateral by $23.5 million. The carrying value of the loans would exceed the underlying common stock collateral by $20.5 million if our stock price increased 10%, and by $26.6 million if our stock price decreased 10%.

In the first quarter of fiscal 2004, we instituted a program directed at minimizing losses as a result of our common stock price fluctuations. Under this program, either a limit sale order or a stop loss order is placed on the common stock purchased by each employee with the loan proceeds once the common stock price exceeds that employee’s break-even point. If the common stock price reaches the sale limit order or declines to the stop loss price, the common stock purchased by the employee under the plan will be automatically sold and the proceeds will be used to repay the employee’s outstanding loan to us.

Equity Option Contracts

At January 1, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in “Stockholders’ equity” in the Consolidated Balance Sheets. The contracts require physical settlement and will expire in March 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totalling $30.3 million. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 1, 2006	January 2, 2005
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$221,206	$66,619
Short-term investments	109,102	178,278

Total cash, cash equivalents and short-term investments	330,308	244,897
Accounts receivable, net	151,213	107,288
Inventories	73,573	99,709
Other current assets	91,513	111,986

Total current assets	646,607	563,880

Property, plant and equipment, net	464,656	444,651
Goodwill	407,260	382,284
Intangible assets	52,236	64,719
Other assets	127,115	117,460

Total assets	$1,697,874	$1,572,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,125	$78,624
Accrued compensation and employee benefits	31,402	42,750
Other current liabilities	75,886	75,295
Deferred income on sales to distributors	29,404	33,426
Income taxes payable	2,680	3,515

Total current liabilities	211,497	233,610

Convertible subordinated notes	599,997	599,998
Deferred income taxes and other tax liabilities	56,910	68,477
Other long-term liabilities	34,031	10,551

Total liabilities	902,435	912,636

Commitments and contingencies (Note 18)
Minority interest	38,304	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,444 and 142,157 shares issued; 137,036 and 128,493 shares outstanding at January 1, 2006 and January 2, 2005, respectively	1,424	1,421
Additional paid-in-capital	1,268,704	1,149,267
Deferred stock-based compensation	(391)	(1,989)
Accumulated other comprehensive income (loss)	764	(2,124)
Accumulated deficit	(455,565)	(306,312)

	814,936	840,263
Less: shares of common stock held in treasury, at cost; 5,408 and 13,664 shares at January 1, 2006 and January 2, 2005, respectively	(57,801)	(179,905)

Total stockholders’ equity	757,135	660,358

Total liabilities and stockholders’ equity	$1,697,874	$1,572,994

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands, except per-share amounts)
Revenues	$886,396	$948,438	$836,756
Costs and expenses:
Cost of revenues	528,657	492,058	435,749
Research and development	226,760	261,629	251,432
Selling, general and administrative	156,041	141,799	130,349
Restructuring charges (credits)	27,426	(164)	(6,685)
Amortization of acquisition-related intangible assets	27,709	38,898	37,716
In-process research and development charges	12,300	15,600	—
Other credits	—	—	(3,501)

Total costs and expenses	978,893	949,820	845,060

Operating loss	(92,497)	(1,382)	(8,304)
Interest income	12,393	11,115	13,024
Interest expense	(8,268)	(11,354)	(15,613)
Other income (expense), net	(4,845)	(400)	7,339

Loss before income taxes and minority interest	(93,217)	(2,021)	(3,554)
Benefit from (provision for) income taxes	1,339	26,575	(2,822)
Minority interest, net of tax	(275)	144	1,045

Net income (loss)	$(92,153)	$24,698	$(5,331)

Net income (loss) per share:
Basic	$(0.69)	$0.20	$(0.04)
Diluted	$(0.69)	$0.17	$(0.04)
Weighted-average common shares outstanding:
Basic	133,188	124,580	121,509
Diluted	133,188	134,130	121,509

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balances at December 29, 2002	123,743	$1,391	$1,172,654	$(25,283)	$(321,599)	$2,376	$(155,916)	$673,623
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,331)	(5,331)
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	(698)	—	(698)
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(285)	—	(285)

Total comprehensive loss	—	—	—	—	—	—	—	(6,314)

Repurchase of common stock	(9,300)	—	—	—	(98,903)	—	—	(98,903)
Cash paid for call-spread option	—	—	(49,300)	—	—	—	—	(49,300)
Issuance of common stock and re-issuance of treasury shares under employee stock plans and other	6,040	—	1,283	—	137,895	—	(99,476)	39,702
Stock-based compensation	—	—	(9,159)	19,333	—	—	—	10,174
Issuance to stockholders for notes receivable	—	—	(445)	—	—	—	—	(445)
Structured purchase of options, net	—	—	651	—	—	—	—	651

Balances at December 28, 2003	120,483	1,391	1,115,684	(5,950)	(282,607)	1,393	(260,723)	569,188
Comprehensive income:
Net income	—	—	—	—	—	—	24,698	24,698
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	(828)	—	(828)
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,689)	—	(2,689)

Total comprehensive income	—	—	—	—	—	—	—	21,181

Issuance of common stock and re-issuance of treasury shares in relation to acquisitions	3,192	31	33,645	—	877	—	(415)	34,138
Issuance of common stock and re-issuance of treasury shares under employee stock plans and other	4,958	—	2,556	—	101,825	—	(69,872)	34,509
Retirement of shares in relation to acquisition	(140)	(1)	(2,741)	—	—	—	—	(2,742)
Stock-based compensation	—	—	(1,667)	3,961	—	—	—	2,294
Structured purchase of options, net	—	—	1,790	—	—	—	—	1,790

Balances at January 2, 2005	128,493	1,421	1,149,267	(1,989)	(179,905)	(2,124)	(306,312)	660,358
Comprehensive loss:
Net loss	—	—	—	—	—	—	(92,153)	(92,153)
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	255	—	255
Net unrealized gain on derivatives, net of tax	—	—	—	—	—	2,633	—	2,633

Total comprehensive loss	—	—	—	—	—	—	—	(89,265)

Issuance of common stock and re-issuance of treasury shares in relation to acquisitions	408	3	3,000	—	1,873	—	(207)	4,669
Issuance of common stock and re-issuance of treasury shares under employee stock plans and other	8,135	—	2,299	—	120,231	—	(56,893)	65,637
Gain on net proceeds from SunPower initial public offering	—	—	107,724	—	—	—	—	107,724
Issuance of stock options in relation to acquisition	—	—	3,152	(779)	—	—	—	2,373
Stock-based compensation	—	—	3,204	2,377	—	—	—	5,581
Structured purchase of options, net	—	—	58	—	—	—	—	58

Balances at January 1, 2006	137,036	$1,424	$1,268,704	$(391)	$(57,801)	$764	$(455,565)	$757,135

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(92,153)	$24,698	$(5,331)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	145,783	173,038	169,054
Stock-based compensation expense	5,581	2,294	10,174
Investment impairment and other	1,226	1,123	1,792
In-process research and development charges	12,300	15,600	—
Gain on sale of investment in NVE Corp.	—	—	(17,126)
Loss on sale/write-down of property and equipment, net	1,686	1,259	492
Employee stock purchase assistance plan (“SPAP”) interest	(1,892)	(2,013)	(3,874)
Increase (decrease) in SPAP allowance	—	(7,752)	257
Loss on early retirement of debt	—	—	3,864
Non-cash restructuring charges (credits)	10,482	(407)	(8,485)
Stock received for manufacturing services	—	(5,000)	—
Deferred income taxes and other tax liabilities	(7,312)	(32,128)	(296)
Minority interest	275	(144)	(1,045)
Other adjustments	(748)	(1,458)	682
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(43,017)	24,775	(30,526)
Inventories, net	27,534	(23,192)	20,636
Other assets	7,165	(4,306)	6,874
Accounts payable, accrued and other liabilities	18,964	(13,227)	(54,058)
Deferred income on sales to distributors	(4,021)	5,133	4,684
Income taxes payable	(835)	(584)	1,384

Net cash flow generated from operating activities	81,018	157,709	99,152

Cash flow from investing activities:
Purchases of investments	(87,654)	(117,668)	(173,199)
Proceeds from sales or maturities of investments	157,238	104,465	95,467
Acquisition of property and equipment	(146,460)	(132,280)	(78,450)
Cash (used) refunded for acquisitions, net of cash acquired	(48,060)	(89,931)	1,247
Other investments	(4,000)	(884)	(1,537)
Proceeds from collection of SPAP loans	1,748	28,437	29,942
Proceeds from sale of property and equipment	534	35	6,582

Net cash flow used for investing activities	(126,654)	(207,826)	(119,948)

Cash flow from financing activities:
Proceeds from borrowings	—	4,000	24,678
Repayment of borrowings	(11,070)	(7,144)	(8,729)
Proceeds for issuance of convertible subordinated notes	—	—	600,000
Debt issuance costs	—	—	(18,450)
Retirement of convertible subordinated notes	(1)	(68,443)	(400,248)
Repurchase of common shares	—	—	(98,903)
Issuance of common shares under employee stock plans	65,637	34,509	39,702
Purchase of call spread on common stock	—	—	(49,300)
Issuance of notes to stockholders, net	—	—	(445)
Proceeds from SunPower initial public offering, net	145,599	—	—
Structured purchase of options, net	58	1,790	651
Other	—	—	2,967

Net cash flow generated from (used for) financing activities	200,223	(35,288)	91,923

Net increase (decrease) in cash and cash equivalents	154,587	(85,405)	71,127
Cash and cash equivalents, beginning of year	66,619	152,024	80,897

Cash and cash equivalents, end of year	$221,206	$66,619	$152,024

Supplemental disclosures:
Cash paid during the year for:
Interest	$8,227	$12,580	$22,227
Income taxes	$1,716	$2,645	$2,110
Non-cash items:
Common stock issued for acquisitions	$4,669	$34,138	$—
Retirement of shares for acquisitions	$—	$2,742	$—
Stock received for manufacturing services	$—	$5,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

Description of Business

Cypress Semiconductor Corporation (“Cypress” or the “Company”) designs, develops, manufactures and markets a broad range of silicon-based products and solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. The Company’s product portfolio includes a selection of wired and wireless universal serial bus devices, complementary metal oxide semiconductor image sensors, timing solutions, network search engines, specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and, through our majority-owned subsidiary SunPower Corporation (“SunPower”), solar power products.

The Company’s operations outside of the U.S. include its manufacturing facility, assembly and test plant and regional headquarters in the Philippines, and several sales offices and design centers located in various parts of the world.

Financial Statement Preparation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and all of its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to current-year presentations.

Fiscal Years

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal 2005 ended on January 1, 2006 and included 52 weeks. Fiscal 2004 ended on January 2, 2005 and included 53 weeks. Fiscal 2003 ended on December 28, 2003 and included 52 weeks.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements primarily include inventory write-downs, reserves for deferred income, reserves for price adjustment on sales to distributors, sales return reserves, valuation of goodwill and intangible assets, restructuring charges, allowances for doubtful accounts, allowance for uncollectible loans under the shareholder-approved 2001 employee stock purchase assistance plan (“SPAP”), certain accrued liabilities, income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt and equity securities and foreign currency derivative financial instruments are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics.

Cash and Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

All of the Company’s investments in debt securities and equity securities in publicly-traded companies are classified as available-for-sale. Available-for-sale securities with maturities greater than twelve months are classified as short term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of tax, as a component of accumulated other comprehensive income (loss). The Company also has other equity investments in privately-held companies. These investments are included in “Other assets” in the Consolidated Balance Sheets and are generally carried at cost.

The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging from 1 to 6 years and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Estimated useful lives are as follows:

Equipment	2 to 7 years
Buildings and leasehold improvements	5 to 20 years
Furniture and fixtures	3 to 7 years

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Revenue Recognition

The Company generates revenues primarily by selling products to original equipment manufacturers and distributors. The Company’s policy is to recognize revenues from sales to customers when titles and the rights and risks of ownership have passed to the customers, persuasive evidence of arrangements exist, products have been delivered, prices are fixed and determinable, and collection of the resulting receivables is reasonably assured. Customers do not have post-delivery product acceptance rights. The Company’s policies related to post-shipment obligations, rebates and other dealer/distributor incentives, and price protection or similar rights are as follows:

•	Post-shipment obligations—the Company’s principal obligations are: (i) rights to limited stock rotation to U.S.-based distributors for which revenues and related cost of sales are deferred as discussed below, and (ii) quality-related issues for which a warranty reserve is provided by the Company.

•	Rebates and other dealer/distributor incentives—the Company provides a volume-pricing discount to certain contract manufactures, which is recorded as a reduction in revenue. These volume discounts have not historically been significant.

•	Price protection or similar rights—the Company offers price protection and similar rights to certain U.S.-based distributors. In addition, the Company provides limited stock rotation rights to these distributors. Given the uncertainties associated with the levels of returns and price adjustments and similar credits granted to these distributors, revenues and related costs of sales are deferred, on a gross basis, until such rights lapse, which is generally upon receiving notifications from the distributors that they have resold the products.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenues.

Advertising Costs

Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $6.3 million, $4.4 million and $3.7 million for fiscal 2005, 2004 and 2003, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income per common share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Diluted net loss per common share is computed using the weighted-average common shares outstanding for the period and excludes all potentially dilutive securities because the Company is in a net loss position and their inclusion would have been anti-dilutive. Dilutive securities primarily include stock options and the convertible subordinated notes.

Translation of Foreign Currencies

The Company uses the U.S. dollar as its functional currency for all of its foreign entities. Accordingly, assets and liabilities of these entities are translated using exchange rates in effect at the end of the period, except

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for non-monetary assets and liabilities, such as property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for items related to non-monetary assets and liabilities, such as depreciation, that are translated using historical exchange rates. The resulting translation gains (losses) are included in “Other income (expense), net” in the Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily investments in debt and equity securities and trade accounts receivable. The Company’s investment policy requires cash investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer.

The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. One customer, a distributor, accounted for approximately 11% of total accounts receivable as of January 1, 2006. Another customer, a distributor, accounted for approximately 13% of total accounts receivable as of January 2, 2005.

Sales to one customer, a distributor, accounted for approximately 11% and 15% of total revenues in fiscal 2005 and 2004, respectively. No individual customer accounted for greater than 10% of total revenues in fiscal 2003.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

The Company has a number of stock-based employee compensation plans and accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretation. In certain instances, the Company reflects stock-based employee compensation cost in net income (loss). If there is any compensation under APB Opinion No. 25, the expense is amortized using an accelerated method prescribed under the rules of Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The following table illustrates the effect on net income (loss) and related per-share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands, except per-share amounts)
Net income (loss)—as reported	$(92,153)	$24,698	$(5,331)
Add: Total stock-based employee compensation expense reported in net income (loss), net of related tax effects	5,581	2,294	10,174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55,056)	(74,633)	(73,831)

Net loss—pro forma	$(141,628)	$(47,641)	$(68,988)

Net income (loss) per share:
Basic—as reported	$(0.69)	$0.20	$(0.04)
Diluted—as reported	$(0.69)	$0.17	$(0.04)
Basic—pro forma	$(1.06)	$(0.38)	$(0.57)
Diluted—pro forma	$(1.06)	$(0.38)	$(0.57)
Shares used in per-share calculation:
Basic—as reported	133,188	124,580	121,509
Diluted—as reported	133,188	134,592	121,509
Basic—pro forma	133,188	124,580	121,509
Diluted—pro forma	133,188	124,580	121,509

For the years ended January 2, 2005 and December 28, 2003, the Company has revised the pro forma stock-based compensation amounts associated with the valuation of options issued under the Company’s employee stock purchase plan (“ESPP”). These revisions resulted in a decrease in pro forma net loss of $12.9 million ($0.10 per diluted share) in fiscal 2004 and an increase in pro forma net loss of $11.2 million ($0.09 per diluted share) in fiscal 2003.

The assumptions used for valuing the Company’s stock option plans under SFAS No. 123 were as follows:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Expected life	4.5 years	4.4 years	4.4 years
Risk-free interest rate	4.07%	3.14%	2.78%
Volatility	0.73	0.75	0.78
Dividend yield	0.00%	0.00%	0.00%

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated fair value at the date of grant, as defined by SFAS No. 123, for options granted in fiscal 2005, 2004 and 2003 was $8.27, $9.04 and $7.54 per share, respectively. The estimated grant- date fair value was calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

In addition, the assumptions used in valuing shares under the Company’s ESPP were as follows:

Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Expected life	6-18 months	6-24 months	6-24 months
Risk-free interest rate	0.73%-3.52%	0.73%-2.80%	0.73%-4.36%
Volatility	0.47-1.05	0.51-1.30	0.51-1.30
Dividend yield	0.00%	0.00%	0.00%

The weighted-average estimated grant-date fair value, as defined by SFAS No. 123, for rights to purchase common stock under the ESPP granted in fiscal 2005, 2004 and 2003 were $7.70, $7.37 and $7.54 per share, respectively.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized.

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

Change in Accounting Estimate

During the first quarter of fiscal 2005, the Company determined that the useful lives of certain equipment and production assets used in certain of its manufacturing operations were longer than historically estimated. Accordingly, the Company revised the useful lives of the newly acquired equipment from 5 years to 7 years and the production assets from 10 months to 2 years beginning in the first quarter of fiscal 2005. Useful lives for those equipment and production assets acquired prior to the first quarter of fiscal 2005 remained unchanged. The impact of the revised useful lives resulted in a decrease of approximately $4.3 million in depreciation during fiscal 2005.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provision is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this provision in the first quarter of fiscal 2006 will have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in the first quarter of fiscal 2006 will have a material impact on its consolidated results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 in the fourth quarter of fiscal 2005 did not have a material impact on the Company’s results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company will

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for fiscal 2005, 2004 and 2003.

NOTE 2—SUNPOWER

Initial Public Offering

During the fourth quarter of fiscal 2005, SunPower, a majority-owned subsidiary of the Company, completed the initial public offering (“IPO”) of 8.8 million shares of its class A common stock, resulting in net proceeds of $145.6 million. Upon completion of the IPO, the Company’s total ownership in SunPower was 52.0 million shares of class B common stock resulting from the following transactions:

(In thousands)
Conversion of 29.6 million shares of class A common stock prior to the IPO	29,575
Conversion of 12.9 million shares of series one convertible preferred stock upon the completion of the IPO	6,458
Conversion of 32.0 million shares of series two convertible preferred stock upon the completion of the IPO	16,000

Total shares of class B common stock	52,033

See “Relationship Prior to IPO” below for further discussion of the Company’s ownership in SunPower’s class A common stock and convertible preferred stock prior to the IPO.

In connection with the IPO, the Company recorded a gain of approximately $107.7 million from the net proceeds and included it in “Additional paid-in-capital” in the Consolidated Balance Sheets.

As of January 1, 2006, the Company continued to hold 52.0 million shares of SunPower’s class B common stock. The following table summarizes the Company’s ownership in SunPower:

As a percentage of SunPower’s total outstanding shares of capital stock	85%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis after taking into account its outstanding stock options	77%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	98%

Separation Agreements:

In connection with the IPO, the Company entered into a master separation agreement containing the framework with respect to SunPower’s separation from the Company. The master separation agreement provides for the execution of various ancillary agreements that further specify the terms of the separation. Both the master separation agreement and the various ancillary agreements became effective upon the completion of the IPO.

The various ancillary agreements primarily include: (1) a tax sharing agreement; (2) a master transition services agreement; (3) a lease agreement for SunPower’s manufacturing facility in the Philippines; (4) a wafer manufacturing agreement; and (5) an employee matters agreement.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax Sharing Agreement:

The Company has entered into a tax sharing agreement with SunPower, providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that the Company will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis. SunPower’s portion of such tax liability or benefit will be determined based upon its separate return tax liability which has been defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower was filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with the Company subject to adjustments as set forth in the tax sharing agreement.

SunPower will continue to be jointly and severally liable for tax liability as governed under federal, state and local law as a member of the Company’s consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between the Company and all its consolidated subsidiaries, for any period in which SunPower is included in the Company’s consolidated group, SunPower could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group.

The tax sharing agreement further provides for cooperation with respect to tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party. Disputes arising between SunPower and the Company relating to matters covered by the tax sharing agreement are subject to resolution through specific dispute resolution provisions contained in the agreement.

Master Transition Services Agreement:

The Company has entered into a master transition services agreement with SunPower which would govern the provisions of services to SunPower by the Company, such as financial services, human resources, legal matters, training programs and information technology.

For a period of three years following the IPO or earlier if a change of control of SunPower occurs, the Company would provide these services and SunPower would pay the Company for services provided at the Company’s cost (which, for purposes of the master transition services agreement, will mean an appropriate allocation of the Company’s full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that the Company incurs in connection with providing SunPower with those services) or at the rate negotiated with the Company. The Company will have the ability to deny requests for services under this agreement if, among other things, the provisions of such services creates a conflict of interest, causes an adverse consequence to the Company, requires the Company to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of the Company. In addition, the Company will incur no liability in connection with the provision of these services. The master transition services agreement also contains certain indemnification provisions between SunPower and the Company.

Lease Agreement:

The Company has entered into a lease agreement with SunPower with respect to SunPower’s manufacturing facility in the Philippines. The lease will expire in 2021. Under the lease terms, SunPower will pay the Company at a rate equal to the cost to the Company for that facility (including taxes, insurance, repairs and improvements) until the earlier of 10 years or a change in control of SunPower occurs, which includes such time as the Company ceases to own at least a majority of the aggregate number of shares of all classes of SunPower’s common stock outstanding. Thereafter, SunPower will pay market rent for the facility. SunPower will have the right to purchase the facility from the Company at any time at the Company’s original purchase price plus interest computed on a variable index starting on the date of purchase by the Company until the sale to SunPower, unless such purchase

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option is exercised after a change of control of SunPower, then the purchase price shall be at a market rate, as reasonably determined by the Company. The lease agreement also contains certain indemnification and exculpation provisions by SunPower for the benefit of the Company as lessor.

Wafer Manufacturing Agreement:

The Company has entered into an agreement with SunPower to continue to make infrared and imaging detector products for SunPower at prices consistent with the then current transfer pricing, which is equal to the forecasted cost to the Company to manufacture the wafers, for the earlier of the next three years or until a change in control of SunPower occurs, which includes until such time as the Company ceases to own at least a majority of the aggregate number of shares of all classes of SunPower’s common stock outstanding, after which a new supply agreement may be negotiated, or the Company and SunPower will negotiate a reasonable winding-up procedure. In addition, SunPower may use the Company’s other manufacturing plants for development work on a cost per activity basis.

Employee Matters Agreement:

SunPower has entered into an employee matters agreement with the Company to allocate assets, liabilities and responsibilities relating to SunPower’s current and former U.S. and international employees and their participation in the employee benefits plans that the Company currently sponsors and maintains.

SunPower’s eligible employees generally will remain able to participate in the Company’s benefit plans, as they may change from time to time, for a period of time after the IPO. SunPower will be responsible for all liabilities incurred with respect to the Company’s plans by SunPower as a participating company in such plans. SunPower intends to have its own benefit plans established by the time its employees no longer are eligible to participate in the Company’s benefit plans. Once SunPower has established its own benefit plans, it will have the ability to modify or terminate each plan in accordance with the terms of those plans and its policies. It is SunPower’s intent that employees not receive duplicate benefits as a result of participation in its benefit plans and the corresponding benefit plans offered by the Company.

Capital Structure of SunPower:

Following the IPO, SunPower has two classes of authorized common stock: class A and class B common stock. Only the Company, its successors in interest and its subsidiaries may hold shares of class B common stock unless the Company distributes these shares to its stockholders in a tax-free distribution. The Company currently does not have any plans to distribute to its stockholders the shares of class B common stock, although it may elect to do so in the future.

Dividend Rights:

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of SunPower’s class A and class B common stock are entitled to receive dividends out of assets legally available at the times and in the amounts that SunPower’s board of directors may determine from time to time.

Conversion Rights:

If the Company decides to make a distribution of its shares of SunPower’s class B common stock to its stockholders in connection with a tax-free distribution, shares of SunPower’s class B common stock will automatically convert into shares of class A common stock if such shares of class B common stock are

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transferred to a person other than the Company, a successor in interest to the Company or one of the Company’s subsidiaries. The Company, its successors in interest and its subsidiaries may also convert shares of SunPower’s class B common stock held by them into class A common stock at any time. All conversions of SunPower’s class B common stock to class A common stock will be effected on a one-for-one basis. Shares of SunPower’s class A common stock are not convertible into shares of its class B common stock.

At such time, if at all, as the Company, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of SunPower’s common stock then outstanding and if the Company has not effected a tax-free distribution of SunPower’s class B common stock to its stockholders prior to such time, each outstanding share of SunPower’s class B common stock will automatically convert into one share of its class A common stock on a one-for-one basis.

Voting Rights:

The holders of class A and class B common stock have substantially similar rights except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to eight votes per share on all matters to be voted on by SunPower’s stockholders. Holders of shares of SunPower’s capital stock are not entitled to cumulate their votes in the election of directors to SunPower’s board of directors. Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast at a meeting by all shares of class A and class B common stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any preferred stock. Except as otherwise provided by law, and subject to any voting rights granted to holders of any outstanding preferred stock, amendments to SunPower’s certificate of incorporation generally must be approved by at least a majority of the combined voting power of all of SunPower’s class A and class B common stock, voting together as a single class. However, holders of SunPower’s class A common stock shall not be eligible to vote on any alteration or change in the powers, preferences, or special rights of the class B common stock that would not adversely affect the rights of the class A common stock and vice versa.

Liquidation Rights:

In the event of a liquidation, dissolution or winding-up, the holders of SunPower’s class A and class B common stock are entitled to share equally in all of SunPower’s assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.

Preferred Stock:

SunPower’s board of directors is authorized, subject to limitations imposed by the Delaware General Corporation Law, to issue up to a total of approximately 10.0 million shares of preferred stock in one or more series without stockholder approval. SunPower’s board of directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions, subject to the provisions of any series of preferred stock. SunPower’s board of directors is also able to increase or decrease the number of shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of SunPower’s class A and class B common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SunPower and might harm the market price of SunPower’s class A common stock and the voting and other rights of the holders of common stock. SunPower has no current plans to issue any shares of preferred stock.

Relationship Prior to IPO

2002 Acquisition:

On May 30, 2002, the Company acquired 12.1 million shares of SunPower’s series one convertible preferred stock in exchange for $8.3 million in cash. In addition, the Company received 0.8 million shares of SunPower’s series one convertible preferred stock upon conversion of the promissory notes and accrued interest totaling $0.5 million. The acquisition resulted in goodwill of approximately $2.9 million. As a result of this transaction, the Company became a majority shareholder of SunPower.

2004 Acquisition:

On November 9, 2004, the Company completed the acquisition of all of the outstanding minority equity interest of SunPower, effectively giving the Company 100% ownership of all of SunPower’s then outstanding shares of capital stock, but leaving SunPower’s outstanding options and warrants to purchase SunPower’s common stock outstanding. Except for the Company, all of SunPower’s preferred holders, including the Company’s chief executive officer, converted their shares into SunPower’s common stock. Pursuant to the terms of the acquisition, each outstanding share of SunPower’s common stock was exchanged for 0.34 share of the Company’s common stock. The exchange resulted in the issuance of approximately 2.5 million shares of the Company’s common stock valued at $24.7 million. The value was derived using an average closing price of the Company’s common stock of $9.71.

As a result of the acquisition, the Company’s chief executive officer converted his ownership of 1.4 million shares of series one convertible preferred stock into 0.7 million shares of SunPower’s common stock, which were then exchanged for approximately 0.2 million shares of the Company’s common stock. The Company continued to hold 12.9 million shares of SunPower’s series one convertible preferred stock.

The following table summarizes the purchase consideration:

(In thousands)
Value of common stock issued	$24,662
Acquisition costs	550
Less: conversion of SunPower’s debt to equity	(2,025)

Total purchase consideration	$23,187

The allocation of the purchase consideration was as follows:

(In thousands)
Acquired identifiable intangible assets:
Purchased technology	$17,310
Patents	3,811
Trademarks	1,603
Distribution agreement	427
Other	36

Total purchase consideration	$23,187

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of trademarks was determined using the royalty savings approach method with a royalty rate of 0.5% and a discount rate of 27%. The fair value of trademarks is being amortized over 6 years on a straight-line basis.

The fair value attributed to distribution agreement was determined using the income approach method with a discount rate of 25%. The fair value of the distribution agreement is being amortized over 2 years on a straight-line basis.

In-Process Research and Development:

No in-process research and development projects existed as of the acquisition date. The A-300 solar cell project was considered purchased technology because the technology had been validated, and the manufacturing process was being completed to ramp up volume production in fiscal 2005.

Pro Forma Financial Information:

Pro forma results of operations have not been presented because the historical results of operations of SunPower have been consolidated into the Company’s financial results for all periods presented.

Other Equity Transactions:

Following the acquisition of the outstanding minority equity interest of SunPower in fiscal 2004, the Company entered into several additional equity transactions with SunPower as described below:

During the first quarter of fiscal 2005, SunPower issued 32.0 million shares of its series two convertible preferred stock to the Company in exchange for $16.0 million of cash. In addition, SunPower issued approximately 17.6 million shares of its class A common stock at a price of $3.30 per share, in exchange for $7.1 million in cash and the cancellation of $50.9 million of promissory notes and accrued interest held by the Company.

During the third quarter of fiscal 2005, SunPower issued 12.0 million shares of its class A common stock at a price of $7.00 per share in exchange for $20.2 million of cash, the cancellation of $39.8 million of debt and payables owed to the Company, and the cancellation of warrants held by the Company to purchase approximately 3.8 million shares of class A common stock valued at $24.0 million.

During the third quarter of fiscal 2005, the Company entered into an exchange agreement whereby the Company exchanged all of its 29.6 million shares of SunPower’s class A common stock for 29.6 million shares of SunPower’s class B common stock.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reverse Stock Split

During the fourth quarter of fiscal 2005, SunPower’s board of directors approved a 2-for-1 reverse stock split of its outstanding and authorized shares of common stock. All information related to SunPower’s common stock and options and warrants to purchase SunPower’s common stock included in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split.

NOTE 3—ACQUISITIONS

2005 Acquisitions

Cypress MicroSystems (“CMS”):

During the fourth quarter of fiscal 2005, the Company acquired all of the outstanding minority interest of CMS, a majority-owned subsidiary of the Company. CMS develops and markets programmable system-on-chip (“PSoC”) products for consumer, industrial, office automation, telecom and automotive applications. The historical results of operations of CMS had been included in the Company’s consolidated results of operations for all periods presented. CMS is a part of the Company’s Consumer and Computation Division.

Immediately prior to the acquisition, the Company owned approximately 93% of CMS’s outstanding capital stock on a fully diluted basis. Pursuant to the terms of the merger agreement, each outstanding vested share of CMS’s capital stock and each outstanding vested option to purchase CMS’s common stock were converted into $0.65 in cash per share. The Company recorded purchase consideration, including acquisitions costs of $0.1 million, of $8.4 million in exchange for vested mature shares of CMS. In addition, the Company recorded compensation expense of approximately $1.0 million in connection with the cash settlement of vested options and immature shares.

The allocation of the purchase consideration was as follows:

(In thousands)
Acquired identifiable intangible assets:
Purchased technology	$3,094
Customer relationships	796
Order backlog	326
Goodwill	4,224

Total purchase consideration	$8,440

In addition, unvested shares and options were exchanged for a right to receive $0.65 in cash per share in the future for a total consideration of $3.1 million, which will be amortized ratably on a straight-line basis over the employment service period. See Note 18 for the discussion of the status of the contingent consideration.

Acquired Identified Intangible Assets:

The fair value attributed to purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the technology using a discount rate of 18%. The fair value of purchased technology is being amortized over 2 to 4 years on a straight-line basis.

The fair value attributed to customer relationships was determined using the income approach method using a discount rate of 21%. The fair value of customer relationships is being amortized over 4 years on a straight-line basis.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value attributed to order backlog was determined using the cost approach method, which estimated the fair value based on the replacement cost using a discount rate of 16%. The fair value of order backlog is being amortized over one year on a straight-line basis.

In-Process Research and Development:

The Company determined that CMS had no projects that qualified as in-process research and development projects as of the acquisition date.

Goodwill:

CMS develops and markets PSoC devices for consumer electronics, handsets, networking equipment, industrial and automotive systems. The acquisition will enable the Company to continue to diversify its product offerings, build CMS into a supplier of high-performance and cost-effective configurable mixed-signal arrays and expand CMS’s market share. These factors primarily contributed to a purchase price which resulted in goodwill. In accordance with SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually. Goodwill resulted from the CMS acquisition is not expected to be deductible for tax purposes.

SMaL Camera Technologies, Inc. (“SMaL”):

On February 14, 2005, the Company completed the acquisition of SMaL, a company specializing in the digital imaging solutions for a variety of business and consumer applications, such as digital still cameras, automotive vision systems and mobile phone cameras. SMaL is a part of the Company’s Memory and Imaging Division.

The fair value of assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of February 14, 2005 and the results of operations of SMaL were included in the Company’s consolidated results of operations subsequent to February 14, 2005. There were no significant differences between the accounting policies of the Company and SMaL.

The Company acquired 100% of the outstanding capital stock of SMaL in exchange for $42.5 million in cash. In addition, the Company assumed SMaL’s outstanding stock options and, in exchange, issued Cypress stock options with a fair value of $3.2 million. The fair value was determined using the Black-Scholes model with the following assumptions: volatility of 75%, expected life of 1 to 3.75 years, and risk-free interest rate of 3.14%.

In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the intrinsic value of the unvested options, totalling $0.8 million, was excluded from the purchase consideration and accounted for as deferred stock-based compensation, which is being amortized over the remaining vesting periods.

The following table summarizes the total purchase consideration:

(In thousands)
Cash	$42,500
Fair value of stock options, net of intrinsic value of unvested portion	2,373
Acquisition costs	245

Total purchase consideration	$45,118

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase consideration was as follows:

(In thousands)
Net tangible assets	$3,592
Acquired identifiable intangible assets:
Patents	5,200
Purchased technology	1,400
Customer contracts	800
Non-compete agreement	700
Trademarks and order backlog	300
In-process research and development	12,300
Goodwill	20,826

Total purchase consideration	$45,118

During the fourth quarter of fiscal 2005, the Company released approximately $0.2 million of the accrued acquisition costs as the actual costs incurred were lower than the original estimate at the acquisition date. The adjustment decreased the goodwill balance by $0.2 million.

Net tangible assets acquired consisted of the following:

(In thousands)
Cash and cash equivalents	$2,894
Trade accounts receivable, net	1,210
Inventories	1,398
Property and equipment	294
Other assets	420

Total assets acquired	6,216

Accounts payable	(982)
Other accrued expenses and liabilities	(1,642)

Total liabilities assumed	(2,624)

Net tangible assets acquired	$3,592

In addition to the purchase consideration, the terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. Such payments will be accounted for as compensation and expensed in the appropriate periods. See Note 18 for the discussion of the status of the contingent consideration.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value attributed to customer contracts was determined using a cost approach method with a discount rate of 28%. The fair value of customer contracts is being amortized over 6 years on a straight-line basis.

The fair value attributed to non-compete agreements was determined using the income approach method with a discount rate of 30%. The fair value of non-compete agreements is being amortized over 2 years on a straight-line basis.

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

Projects	Estimated Stage of Completion	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
First generation automotive cameras	58%	$4.2 million	$3.1 million	March 2006
Mobile phone sensors	28%	$2.4 million	$6.0 million	March 2006

Goodwill:

SMaL offers digital imaging solutions for a variety of business and consumer applications. The acquisition will significantly accelerate the Company’s entry into the high-volume complimentary metal oxide semiconductor image sensor business, and SMaL’s product line will complement new mobile phone products introduced by FillFactory NV, which the Company acquired in fiscal 2004. These factors primarily contributed to a purchase price which resulted in goodwill. Goodwill resulted from the SMaL acquisition is not expected to be deductible for tax purposes.

2004 Acquisitions

SunPower:

See Note 2.

FillFactory NV (“FillFactory”):

On August 4, 2004, the Company completed the acquisition of FillFactory, a company based in Belgium specializing in active pixel complimentary metal oxide semiconductor image sensor technology. The fair value of

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of August 4, 2004 and the results of operations of FillFactory were included in the Company’s consolidated results of operations subsequent to August 4, 2004. There were no significant differences between the accounting policies of the Company and FillFactory. FillFactory is part of the Company’s Memory and Imaging Division segment.

Under the terms of the acquisition, the Company acquired 100% of the outstanding capital stock of FillFactory in exchange for an aggregate of $100.0 million in cash. The following table summarizes the total purchase consideration:

(In thousands)
Cash	$100,000
Acquisition costs	1,279

Total purchase consideration	$101,279

The allocation of the purchase consideration was as follows:

(In thousands)
Net tangible assets	$8,857
Acquired identifiable intangible assets:
Purchased technology	5,600
Patents	6,400
Customer contracts	7,500
Trademarks	1,300
In-process research and development	15,600
Deferred tax liabilities	(7,071)
Goodwill	63,093

Total purchase consideration	$101,279

During the fourth quarter of fiscal 2005, the Company released approximately $0.1 million of the accrued acquisition costs as the actual costs incurred were lower than the original estimate at the acquisition date. The adjustment decreased the goodwill balance by $0.1 million.

Net tangible assets acquired consisted of the following:

(In thousands)
Cash and cash equivalents	$8,343
Trade accounts receivable, net	4,990
Inventories	2,735
Property and equipment	893
Other assets	768

Total assets acquired	17,729

Accounts payable	(4,292)
Other accrued expenses and liabilities	(4,580)

Total liabilities assumed	(8,872)

Net tangible assets acquired	$8,857

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value attributed to customer contracts was determined using the income approach method with discount rates of 17% to 23%. The fair value of customer contracts is being amortized over 4 years on a straight-line basis.

The fair value attributed to trademarks was determined using the royalty savings approach method with a royalty rate of 0.5% and a discount rate of 28%. The fair value of trademarks is being amortized over 4 years on a straight-line basis.

In-Process Research and Development:

The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects include the development of new image sensors in FillFactory’s custom and standard product applications. Specifically, the custom products include industrial, automotive, medical and high-end photography, and the standard products include high-end photography, digital still cameras and wireless terminal cameras. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development. The Company allocated $15.6 million of the purchase consideration to the in-process research and development projects and wrote off the amount in the third quarter of fiscal 2004.

The value of in-process research and development was determined using the income approach method with discount rates ranging from 28% to 50%. The following table summarizes certain information of each significant project as of the acquisition date:

Projects	Estimated Stage of Completion	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Industrial	54%	$3.5 million	$3.0 million	May 2005
Digital still and wireless terminal cameras	11%	$0.4 million	$3.2 million	June 2005
Medical	46%	$1.1 million	$1.3 million	June 2005
Automotive	50%	$0.5 million	$0.5 million	January 2006
High-end photography	31%	$0.2 million	$0.5 million	April 2005

Goodwill:

FillFactory offers a variety of high-performance custom and standard products for some of the industry’s most advanced digital photography, high-speed imaging, machine vision and automotive applications. Through this acquisition, the Company’s goals are to increase its sales into the cellular phone markets and to augment its

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

penetration of additional market segments, including digital still cameras and automotive sensors. These factors primarily contributed to a purchase price which resulted in goodwill. Goodwill resulted from the FillFactory acquisition is not expected to be deductible for tax purposes.

Cascade Semiconductor Corporation (“Cascade”):

On January 6, 2004, the Company acquired 100% of the outstanding common and preferred stock of Cascade, a company specializing in one-transistor pseudo static random access memory products for wireless applications, including mobile phones. Cascade is a part of the Company’s Memory and Imaging Division.

The fair value of assets acquired and liabilities assumed was included in the Company’s consolidated balance sheet as of January 6, 2004 and the results of operations were included in the Company’s consolidated results of operations subsequent to January 6, 2004. There were no significant differences between the accounting policies of the Company and Cascade.

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

(In thousand)
Current assets	$7,960
Current liabilities	(4,719)

Net tangible assets acquired	3,241
Acquired identifiable intangible assets:
Purchased technology	6,289
Non-compete agreements	65

Total purchase consideration	$9,595

In addition to the purchase consideration, the terms of the acquisition also included contingent consideration of approximately $9.4 million representing contingent payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007. Where the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment service period. Employment-only contingent consideration is recognized over the employment service period. See Note 18 for the status of the contingent consideration.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company, SMaL and FillFactory as if the acquisitions had occurred as of the beginning of fiscal 2005 and 2004. The pro forma financial information does not include Cascade as they were not material to the Company’s consolidated results of operations. In addition, the historical results of operations of CMS and SunPower have already been consolidated into the Company’s consolidated results of operations.

	Year Ended
	January 1, 2006	January 2, 2005
	(In thousands, except per-share amounts)
Revenues	$886,856	$973,597
Net income (loss)	$(96,256)	$11,117
Basic net income (loss) per share	$(0.72)	$0.09
Diluted net income (loss) per share	$(0.72)	$0.07

The unaudited pro forma financial information presented above should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

Goodwill

SFAS No. 142 requires the Company to perform an impairment test annually and in interim periods if certain events or circumstances occur indicating that the carrying value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment in the fourth quarters of fiscal 2005, 2004 and 2003 and no impairment charges were recorded.

During the first quarter of fiscal 2005, the Company changed its internal organization and identified five new reportable business segments (see Note 19). The following table presents the changes in the carrying amount of goodwill under the reportable business segments:

	CCD	DCD	MID	SunPower	Other	Total
	(In thousands)
Balance at December 28, 2003	$128,705	$190,620	$—	$2,883	$—	$322,208
Goodwill acquired	—	—	63,167	—	—	63,167
Other adjustment	(349)	(2,742)	—	—	—	(3,091)

Balance at January 2, 2005	128,356	187,878	63,167	2,883	—	382,284
Goodwill acquired	4,224	—	21,024	—	—	25,248
Other adjustment	—	—	(272)	—	—	(272)

Balance at January 1, 2006	$132,580	$187,878	$83,919	$2,883	$—	$407,260

During fiscal 2005, the Company recorded $21.0 million of goodwill related to the acquisition of SMaL and $4.2 million related to the acquisition of CMS. During fiscal 2004, the Company recorded $63.2 million of goodwill related to the acquisition of FillFactory (see Note 3).

During fiscal 2005, the Company recorded an adjustment of $0.3 million to MID’s goodwill balance as the actual acquisition costs incurred for SMaL and FillFactory were lower than the amounts estimated at the acquisition dates (see Note 3).

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2004, the Company recorded an adjustment of $2.7 million to DCD’s goodwill balance as a result of the subsequent cancellation of shares previously issued under the terms of the agreement for one of the Company’s acquisitions.

Intangible Assets

The following table presents details of the Company’s total intangible assets:

As of January 1, 2006:	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$246,527	$(217,974)	$28,553
Non-compete agreements	19,415	(19,021)	394
Patents, customer contracts, licenses and trademarks	32,784	(13,540)	19,244
Other acquisition-related intangible assets	6,666	(4,996)	1,670
Non-acquisition related intangible assets	2,600	(225)	2,375

Total intangible assets	$307,992	$(255,756)	$52,236

As of January 2, 2005:	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$242,514	$(199,213)	$43,301
Non-compete agreements	18,715	(18,596)	119
Patents, customer contracts, licenses and trademarks	26,965	(6,996)	19,969
Other acquisition-related intangible assets	5,062	(3,732)	1,330

Total intangible assets	$293,256	$(228,537)	$64,719

The estimated future amortization expense of intangible assets as of January 1, 2006 was as follows:

(In thousands)
2006	$17,763
2007	14,920
2008	10,806
2009	5,441
2010	1,549
2011 and thereafter	1,757

Total	$52,236

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INVESTMENTS

Available-For-Sale Securities

Available-for-sale securities were as follows:

As of January 1, 2006:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
Cash equivalents:
Federal agency notes	$1,599	$—	$—	$1,599
Money market funds	149,685	—	—	149,685
Corporate notes/bonds	48,541	—	—	48,541

Total cash equivalents	$199,825	$—	$—	$199,825

Short-term investments:
Federal agency notes	$39,687	$5	$(261)	$39,431
Corporate notes/bonds	60,801	2	(548)	60,255
Auction rate securities	9,365	—	—	9,365
Certificate of deposits	51	—	—	51

Total short-term investments	$109,904	$7	$(809)	$109,102

Total long-term equity investment(1)	$1,955	$—	$—	$1,955

Total available-for-sale securities	$111,859	$7	$(809)	$111,057

(1)	See the “Equity Investments” section below.

As of January 2, 2005:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
Cash equivalents:
Federal agency notes	$4,121	$1	$(17)	$4,105
Money market funds	44,673	—	—	44,673
Corporate notes/bonds	2,503	—	—	2,503
Certificate of deposits	7,048	—	—	7,048

Total cash equivalents	$58,345	$1	$(17)	$58,329

Short-term investments:
Federal agency notes	$68,286	$19	$(411)	$67,894
Corporate notes/bonds	104,695	20	(839)	103,876
Auction rate securities	6,508	—	—	6,508

Total short-term investments	$179,489	$39	$(1,250)	$178,278

Total available-for-sale securities	$237,834	$40	$(1,267)	$236,607

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of January 1, 2006:

	Less Than Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Federal agency notes	$24,623	$(123)	$11,060	$(138)	$35,683	$(261)
Corporate notes/bonds	26,131	(190)	30,054	(358)	56,185	(548)

Total	$50,754	$(313)	$41,114	$(496)	$91,868	$(809)

Fair value was individually determined for each security in the investment portfolio. The decline in fair value of these investments was primarily related to changes in interest rates, which the Company considered to be temporary in nature.

As of January 1, 2006, contractual maturities of the Company’s short-term investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing in one year	$67,084	$66,593
Maturing in two to three years	33,455	33,144
Maturing in more than three years	9,365	9,365

Total	$109,904	$109,102

Proceeds from sales and maturities of available-for-sale securities were $157.2 million, $104.5 million and $95.5 million for fiscal 2005, 2004 and 2003, respectively.

Realized gains (losses) were $(0.3) million, zero and $0.6 million in fiscal 2005, 2004 and 2003, respectively.

Equity Investments

Publicly-Traded Company:

During fiscal 2005, the Company invested $4.0 million in Simtek Corporation (“Simtek”), a publicly-traded semiconductor company specializing in non-volatile static random access memory products and technology, in exchange for 6.7 million shares of Simtek’s common stock. In addition, the Company received warrants to purchase 5.1 million shares of Simtek’s common stock. The warrants are exercisable at $0.78 and have a ten-year term. Of the $4.0 million investment in Simtek, the Company allocated $2.4 million to the common stock investment and $1.6 million to the warrants based on the relative fair values of these instruments at the date of investment.

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the common stock investment is classified as long-term available-for-sale securities and is being carried at fair value with the resulting unrealized gains or losses recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. If the carrying value of the investment exceeds its fair value and the decline in

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value is determined to be other-than-temporary, the Company writes down the value of the investment and establish a new cost basis. During fiscal 2005, the Company wrote down the value of the investment and recorded an impairment charge of $0.4 million. As of January 1, 2006, the fair value of the investment was $2.0 million.

As the warrants have a cashless exercise feature, they are classified as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The warrants are being marked to market value at the end of each reporting period with the resulting gains or losses recognized in the Consolidated Statements of Operations. As of January 1, 2006, the fair value of the warrants was $1.3 million and the Company recorded a loss of $0.3 million associated with the changes in fair value of the warrants during fiscal 2005.

Privately-Held Companies:

The Company has invested in several privately-held companies, many of which can be considered in the startup or development stages. As of January 1, 2006 and January 2, 2005, the carrying values of these investments were $8.4 million and $8.8 million, respectively, and were included in “Other assets” in the Consolidated Balance Sheets. As the Company’s equity investments do not permit the Company to exert significant influence or control over the investees, these amounts represent the cost of the investments, less any adjustments the Company makes when it determines that an investment’s net realizable value is less than its carrying cost and the decline in value is determined to be other-than-temporary. During fiscal 2005, 2004 and 2003, the Company recorded impairment charges of $0.4 million, $1.1 million and $1.8 million, respectively.

Investments in Limited Liability Partnerships

During fiscal 2004 and 2003, the Company was a limited partner in two limited liability partnerships and as such, did not participate in the management or control of the partnerships. The partnerships invested primarily in securities traded on a national securities exchange and the general partner in the partnership controlled the operating and financial policies of the partnerships. The partnerships accounted for those investments using mark-to-market accounting in accordance with generally accepted accounting principles. The Company’s investments in the partnerships were not significant to its operations and economically represented investments primarily in equity securities by the Company. During the fourth quarter of fiscal 2004, the Company sold its ownership interest in the limited liability partnerships for $6.2 million.

NOTE 6—BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Accounts receivable, gross	$154,865	$110,883
Allowances for doubtful accounts receivable and customer returns	(3,652)	(3,595)

Total accounts receivable, net	$151,213	$107,288

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Raw materials	$10,868	$8,048
Work-in-process	43,702	63,888
Finished goods	19,003	27,773

Total inventories	$73,573	$99,709

Other Current Assets

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
SPAP, net (see Note 12)	$45,783	$45,639
Deferred tax assets	19,471	29,702
Prepaid expenses	11,660	15,806
Other	14,599	20,839

Total other current assets	$91,513	$111,986

Property, Plant and Equipment, Net

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Land	$16,967	$16,967
Equipment	1,215,920	1,130,877
Buildings and leasehold improvements	225,745	214,488
Furniture and fixtures	11,224	11,148

Total property, plant and equipment, gross	1,469,856	1,373,480
Less: accumulated depreciation and amortization	(1,005,200)	(928,829)

Total property, plant and equipment, net	$464,656	$444,651

Other Assets

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Restricted cash (see Note 18)	$63,480	$62,743
Key employee deferred compensation plan (see Note 16)	23,201	22,000
Other	40,434	32,717

Total other assets	$127,115	$117,460

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Collateralized debt instruments—current portion (see Note 9)	$4,839	$7,234
Customer advances—current portion (see Note 9)	10,163	6,151
Sales representative commissions	4,495	4,210
Accrued royalties	2,301	2,618
Key employee deferred compensation plan (see Note 16)	27,766	25,547
Other	26,322	29,535

Total other current liabilities	$75,886	$75,295

Deferred Income Taxes and Other Tax Liabilities

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Deferred income taxes	$22,850	$33,514
Non-current tax liabilities	34,060	34,963

Total deferred income taxes and other tax liabilities	$56,910	$68,477

NOTE 7—OTHER CREDITS

During fiscal 1995, in connection with the construction of a facility, the Company entered into a tax abatement agreement with a development agency, which called for job creation and capital investment by the Company in return for a reduction in certain local taxes payable. The Company was not able to fulfill certain terms of the agreement. Accordingly, at the time it became probable that certain terms of the agreement would not be met, the Company recorded an accrual of $1.5 million, representing amounts payable under the agreement. The Company never received any claim for repayment from the development agency. At the end of fiscal 2003, the Company determined that given the passage of time, there was a remote likelihood that the development agency would seek reimbursement of the amounts payable. As a result, the Company released the accrual of $1.5 million in fiscal 2003 and recorded the amount as a credit in the Consolidated Statement of Operations.

During fiscal 1999, the Company decided to halt the construction of a facility and recorded an accrual of $2.0 million, representing primarily the cancellation penalties payable to suppliers. Subsequently, no claims were made against the Company by the suppliers. During fiscal 2003, the Company determined that given the passage of time, there was a remote likelihood that the suppliers would seek the penalty payments from the Company. As a result, the Company released the accrual of $2.0 million in fiscal 2003 and recorded the amount as a credit in the Consolidated Statement of Operations.

NOTE 8—RESTRUCTURING

Overview

The semiconductor industry has historically been characterized by wide fluctuations in demand for, and supply of, semiconductors. In some cases, industry downturns have lasted more than a year. Prior experience has

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shown that restructuring of operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. In addition, events and circumstances specific to the Company may result in restructuring charges.

The Company initiated one restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”), one in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). During fiscal 2005, the Company completed all obligations related to the Fiscal 2001 Restructuring Plan.

During fiscal 2005, the Company recorded total restructuring charges of $27.4 million, which consisted of $27.5 million associated with the Fiscal 2005 Restructuring Plan and $0.2 million associated with the Fiscal 2002 Restructuring Plan, partially offset by a benefit of $0.3 million associated with the Fiscal 2001 Restructuring Plan.

Fiscal 2005 Restructuring Plan

During the first quarter of fiscal 2005, management implemented the Fiscal 2005 Restructuring Plan aimed to reorganize its internal structure and reduce operating costs as the Company continued to experience softness in demand in the semiconductor industry. The Fiscal 2005 Restructuring Plan primarily included the following initiatives:

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

Under the Fiscal 2005 Restructuring Plan, the Company recorded total restructuring charges of $27.5 million in fiscal 2005, consisting of $10.2 million associated with property and equipment and related disposal costs, and $17.3 million associated with lease obligations, personnel costs and other items.

Restructuring reserves related to lease obligations, personnel costs and other items are summarized as follows:

	Leased Facilities	Personnel	Other	Total
	(In thousands)
Provision	$1,156	$15,498	$680	$17,334
Non-cash charges	(27)	(8,078)	—	(8,105)
Cash payments	(355)	(7,399)	(680)	(8,434)

Balance at January 1, 2006	$774	$21	$—	$795

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment:

The Company recorded an aggregate restructuring charge of $10.2 million during fiscal 2005, which consisted of:

1.	$6.2 million related to the write-down of excess property and equipment and $0.2 million of net disposal costs as a result of the internal reorganization; and

2.	$3.6 million related to the write-down of excess property and equipment and $0.2 million of net disposal costs due to the termination of the SMS operations (see “Termination of SMS Operations” below).

The Company recorded charges of $6.2 million related to the write-down of property and equipment that were removed from operations. These assets consisted primarily of manufacturing and test equipment located in the Company’s manufacturing facility in Minnesota, manufacturing and test equipment and prototype tools previously used in operations by Silicon Light Machines (“SLM”), a subsidiary of Cypress, and equipment related to a design center in Europe that has been closed. As management had committed to plans to dispose of the assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. The assets were originally purchased based on internal forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used. The Company used a contra account to record the adjustment to reflect the assets held for sale at their new cost basis. The contra account was included in “Property, plant and equipment, net” in the Consolidated Balance Sheets, thereby adjusting the assets held for sale to fair value, and not as a liability within the restructuring reserves. The Company expects to complete the disposal of the restructured assets by the first quarter of fiscal 2006.

Termination of SMS Operations:

During the first quarter of fiscal 2005, management approved a plan to cease operations of SMS, a subsidiary specializing in magnetic random access memories. SMS generated no revenues historically and as of the end of fiscal 2004, total assets, which primarily consisted of property and equipment, were less than 1% of the Company’s consolidated total assets.

As a result of management’s decision to cease operations, the Company had committed to a plan to dispose of the assets by sale and recorded charges of $3.6 million related to the write-down of the assets. These assets consisted primarily of manufacturing and test equipment. The Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used. The Company expects to complete the disposal of the restructured assets by the first quarter of fiscal 2006.

In addition, SMS had 29 employees, which were less than 1% of the Company’s total headcount. The Company re-assigned twenty employees to other functions within the organization and terminated nine employees.

Leased Facilities:

During fiscal 2005, the Company recorded an aggregate restructuring charge of $1.2 million for exiting leases related to a design center and a sales office in the United States and a design center in Europe. The Company estimated the costs of exiting leases based on the contractual terms of the agreements, the current real estate market condition and the assumptions of sublease rental income, if applicable. Amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Personnel:

During fiscal 2005, the Company incurred an aggregate restructuring charge of $15.5 million, consisting of severance and benefits of $8.8 million associated with the reduction of the global workforce and non-cash compensation charges of $6.7 million associated with the modification of stock option agreements for certain terminated employees.

The Company identified and terminated a total of 260 employees under the Fiscal 2005 Restructuring Plan, consisting of 78 employees in manufacturing, 126 employees in research and development, and 56 employees in selling, general and administrative functions. Geographically, the reduction in workforce included 215 employees located in the U.S., 22 employees in the Philippines, and 23 in other countries. As of January 1, 2006, the Company has substantially completed the obligations relating to severance and benefits.

Other:

Under the Fiscal 2005 Restructuring Plan, the Company terminated a contract with a sales representative in Europe as part of the reorganization of the worldwide sales force and recorded a charge of $0.7 million related to the termination. As of January 1, 2006, the termination fee has been paid in full.

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

The following table summarizes the restructuring activities of the Fiscal 2002 Restructuring Plan:

	Property and Equipment(1)	Leased Facilities	Personnel	Total
	(In thousands)
Provision	$35,959	$1,211	$8,188	$45,358
Non-cash charges	(39)	—	(40)	(79)
Cash payments	(50)	(524)	(5,276)	(5,850)

Balance at December 29, 2002	35,870	687	2,872	39,429
Provision (benefit)	(494)	565	4,920	4,991
Non-cash charges	(30,868)	114	—	(30,754)
Cash payments	(849)	(238)	(7,238)	(8,325)
Assets placed back into service	(3,659)	—	—	(3,659)

Balance at December 28, 2003	—	1,128	554	1,682
Provision (benefit)	—	297	(203)	94
Cash payments	—	(335)	(351)	(686)

Balance at January 2, 2005	—	1,090	—	1,090
Provision	—	174	—	174
Cash payments	—	(387)	—	(387)

Balance at January 1, 2006	$—	$877	$—	$877

(1)	These amounts were netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment:

The Company and the semiconductor industry experienced robust growth in 2000 and such growth had been projected to continue in 2001 and beyond. Consequently, the Company invested heavily in growing the production capacity to meet the projected expanded growth. When it became evident that the industry was experiencing a decline instead of growing, the Company took the restructuring actions in fiscal 2002, including a decision to sell the excess equipment. The decision to sell the excess capacity was based on the Company’s belief that by the time industry rebounded, the excess equipment would be obsolete due to constant technological innovations taking place in the industry.

The Company recorded initial charges of $36.0 million related to property and equipment that were removed from operations and reclassified as assets held for sale. These assets included primarily production equipment. The assets were purchased based on industry forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used, as there was no indication of impairment. The charges for assets held for sale were recorded as a contra account netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets and not as a liability within the restructuring reserves. This contra account was an adjustment made to reflect the restructured property and equipment at a new cost basis.

During fiscal 2003, the Company recorded an adjustment of $3.7 million related to placing back into service assets that had previously been recorded as assets held for sale (see discussion below). In addition, during the fiscal 2003, the Company recorded an adjustment of $0.5 million associated with the release of excess reserve.

As of the end of fiscal 2003, all property and equipment had been disposed of, scrapped or placed back into service.

Leased Facilities:

The Company recorded initial restructuring charges totaling $1.2 million primarily related to leased sales offices and design centers in Europe and the United States. The Company estimated the costs of exiting such leases based on the contractual terms of the agreements and real estate market condition. During fiscal 2003, the Company recorded a provision of $0.6 million primarily related to an additional closure of a design center in the United Kingdom. During fiscal 2004 and 2005, the Company recorded additional provisions of $0.3 million $0.2 million, respectively, primarily due to changes in real estate market condition resulting in an increase to the restructuring reserve. As of January 2, 2005, amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.

Personnel:

The Company recorded initial restructuring charges totaling $8.2 million primarily related to severance and benefits associated with the reduction of global workforce. During fiscal 2003, the Company recorded a provision of $4.9 million primarily related to severance and benefits associated with the additional reduction of global workforce. During fiscal 2004, the Company recorded a benefit of $0.2 million to the restructuring reserve as the actual payments were lower than the original estimates. In aggregate, the Company terminated a total of 507 employees, of which 229 employees were engaged in manufacturing, 184 employees in research and development, and 94 employees in selling general and administrative functions. Geographically, the terminations included 464 employees located in the U.S., 25 employees in the Philippines, and 18 in other countries. As of the end of fiscal 2004, all obligations related to severance and benefits have been completed.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2001 Restructuring Plan

On July 16, 2001, the Company implemented the Fiscal 2001 Restructuring Plan that involved the re-organization of its manufacturing facilities, reducing its workforce and combining facilities. The restructuring was precipitated by the worldwide economic slowdown, particularly in the business areas in which the Company operated. The goal of the Fiscal 2001 Restructuring Plan was to size the manufacturing operations and facilities to meet future demand and reduce expenses in all operations areas, including a reduction in workforce, closure of offices, and removal of excess equipment from service due to the reduction of wafer fabrication capacity. The Company completed all obligations under the Fiscal 2001 Restructuring Plan in fiscal 2005.

The following table summarizes the restructuring activities of the Fiscal 2001 Restructuring Plan:

	Property and Equipment(1)	Leased Facilities	Personnel	Total
	(In thousands)
Provision	$113,350	$4,079	$14,684	$132,113
Non-cash charges	(7,269)	—	(9,056)	(16,325)
Cash payments	(1,619)	(213)	(4,243)	(6,075)

Balance at December 30, 2001	104,462	3,866	1,385	109,713
Provision	3,378	2,761	4,145	10,284
Non-cash charges	(30,198)	—	(924)	(31,122)
Cash payments	(1,201)	(1,962)	(3,972)	(7,135)
Assets placed back into service	(22,762)	—	—	(22,762)

Balance at December 29, 2002	53,679	4,665	634	58,978
Provision (benefit)	(8,404)	645	—	(7,759)
Non-cash charges	(42,071)	—	—	(42,071)
Cash payments	(1,640)	(2,564)	(634)	(4,838)
Assets placed back into service	(1,564)	—	—	(1,564)

Balance at December 28, 2003	—	2,746	—	2,746
Cash payments	—	(1,332)	—	(1,332)

Balance at January 2, 2005	—	1,414	—	1,414
Benefit	—	(267)	—	(267)
Cash payments	—	(1,147)	—	(1,147)

Balance at January 1, 2006	$—	$—	$—	$—

(1)	These amounts were netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets.

Property and Equipment:

The Company and the semiconductor industry experienced robust growth in 2000 and such growth had been projected to continue in 2001 and beyond. Consequently, the Company invested heavily in growing the production capacity to meet the projected expanded growth. When it became evident that the industry was experiencing a decline instead of growing, the Company took the restructuring actions in fiscal 2001, including a decision to sell the excess equipment. The decision to sell the excess capacity was based on the Company’s belief that by the time industry rebounded, the excess equipment would be obsolete due to constant technological innovations taking place in the industry.

The Company recorded initial charges of $113.4 million related to property and equipment that were removed from operations and reclassified as assets held for sale. During fiscal 2002, the Company identified additional

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property and equipment removed from operations and recorded a provision of $3.4 million. These assets included primarily production equipment. The assets were purchased based on industry forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired as assets to be held and used, as there was no indication of impairment. The charges for assets held for sale were recorded as a contra account netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets and not as a liability within the restructuring reserves. This contra account was an adjustment made to reflect the restructured property and equipment at a new cost basis.

During fiscal 2002 and 2003, the Company recorded adjustments of $22.8 million and $1.6 million, respectively, related to placing back into service assets that had previously been recorded as assets held for sale (see discussion below). In addition, the Company recorded an adjustment of $8.4 million associated with the release of excess reserve.

As of the end of fiscal 2003, all property and equipment had been disposed of, scrapped or placed back into service.

Leased Facilities:

The Company recorded initial restructuring charges totaling $4.1 million primarily related to leases assumed from acquisitions. The Company estimated the costs of exiting such leases based on the contractual terms of the agreements and real estate market condition. During fiscal 2002, the Company recorded a provision of $2.8 million primarily related to additional closures of domestic sales offices and the termination of a lease assumed from an acquisition. During fiscal 2003, the Company recorded a provision of $0.6 million primarily due to changes in real estate market condition resulting in an increase to the restructuring reserve. During fiscal 2005, the Company completed the lease obligations and recorded a benefit of $0.3 million for the remaining unused restructuring reserve, as the actual lease obligations were lower than the original estimates.

Personnel:

The Company recorded initial restructuring charges totaling $14.7 million primarily related to severance and benefits associated with the reduction of global workforce. During fiscal 2002, the Company recorded a provision of $4.8 million primarily related to severance and benefits associated with the additional reduction of global workforce, which was partially offset by a $0.7 million adjustment as the actual payments were lower than the original estimates. In aggregate, the Company terminated a total of 851 employees, of which 680 employees were engaged in manufacturing, 76 employees in research and development, and 95 employees in selling, general and administrative functions. Geographically, the terminations included 369 employees located in the U.S., 453 employees in the Philippines, and 29 in other countries.

As of the end of fiscal 2003, all obligations related to severance and benefits have been completed.

Assets Placed Back in Service

As discussed in both the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan, the Company and the semiconductor industry experienced robust growth in 2000 and such growth had been projected to continue in 2001 and beyond. Consequently, the Company invested heavily in growing the production capacity to meet the projected expanded growth. When it became evident that the industry was experiencing a decline instead of growing, the Company took the restructuring actions, including a decision to

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sell the excess equipment. The decision to sell the excess capacity was based on the Company’s then belief that by the time industry rebounded, the excess equipment would be obsolete due to constant technological innovations taking place in the industry.

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

For restructuring actions taken prior to December 15, 2001, the Company placed the assets back in service in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The assets were placed back in service at their prior cost basis, adjusted for depreciation expense that would have been recorded during the period the assets were removed from service. For restructuring actions taken subsequent to December 15, 2001, the Company placed the assets back in service in accordance with SFAS No. 144. The Company recorded the assets back into service at the lower of their fair value at the time of bringing the assets back in service or original net book value, less depreciation for the period they were held for sale. The fair value of the assets was determined based upon estimated market prices obtained from independent third parties.

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

The Company did not place back into service any assets restructured under the Fiscal 2005 Restructuring Plan.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation

The following table provides a reconciliation of restructuring activities to the restructuring charges (credits) recognized in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Fiscal 2005 Restructuring Plan:
Amounts included in the restructuring reserve activity table:
Provision	$17,334	$—	$—
Amounts not included in the restructuring reserve activity table:
Property and equipment and related disposal costs	$10,185	$—	$—

Fiscal 2002 Restructuring Plan:
Amounts included in the restructuring reserve activity table:
Provision	$174	$94	$4,991
Assets placed back into service	—	—	(3,659)

Total amounts included in the restructuring reserve activity table	$174	$94	$1,332

Amounts not included in the restructuring reserve activity table:
Depreciation adjustment for assets placed back into service	$—	$—	$915
Other adjustment related to property and equipment	—	(199)	—

Total amounts not included in the restructuring reserve activity table	$—	$(199)	$915

Fiscal 2001 Restructuring Plan:
Amounts included in the restructuring reserve activity table:
Benefit	$(267)	$—	$(7,759)
Assets placed back into service	—	—	(1,564)

Total amounts included in the restructuring reserve activity table	$(267)	$—	$(9,323)

Amounts not included in the restructuring reserve activity table:
Depreciation adjustment for assets placed back into service	$—	$—	$391
Other adjustment related to property and equipment	—	(59)	—

Total amounts not included in the restructuring reserve activity table	$—	$(59)	$391

Total restructuring charges (credits)	$27,426	$(164)	$(6,685)

NOTE 9—DEBT AND OTHER LONG-TERM LIABILITIES

Convertible Subordinated Notes

During the second quarter of fiscal 2003, the Company issued $600.0 million in principal amount of its 1.25% convertible subordinated notes (“1.25% Notes”) with interest payable on June 15 and December 15, beginning December 15, 2003. The 1.25% Notes are due in June 2008. Each note, which may be converted at anytime by the holders prior to maturity, is convertible into 55.172 shares of the Company’s common stock, subject to certain adjustments, plus a cash payment of $300. The Company, at its option, may satisfy the $300 cash payment by issuing common stock if the stock price exceeds $11.65. The 1.25% Notes are callable by the Company at anytime on or after June 20, 2006. At anytime prior to June 20, 2006, the Company may, at its option, elect to terminate the holders’ conversion rights if the closing price of the Company’s common stock exceeds $21.75, subject to certain adjustments, for 20 days out of a 30 consecutive trading day period. If the

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company issues a notice of termination of conversion rights prior to June 20, 2006, the Company will pay additional interest in an amount equal to three years of interest, less any interest actually paid prior to the conversion date, to holders who convert their 1.25% Notes. As of January 1, 2006 and January 2, 2005, the outstanding balance of the 1.25% Notes was $600.0 million.

During the fourth quarter of fiscal 2004, the Company redeemed all of its outstanding 3.75% convertible subordinated notes (“3.75% Notes”) at total costs of $69.8 million, which included outstanding principal of $68.7 million and accrued interest of $1.1 million.

Line of Credit

In September 2003, the Company entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of January 1, 2006 and January 2, 2005, the outstanding balance related to the line of credit was zero and $4.0 million, respectively. In addition, as of January 1, 2006 and January 2, 2005, $0.3 million and $0.4 million were outstanding, respectively, related to a standby letter of credit. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at the Company’s election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of January 1, 2006, the Company was in compliance with all of the financial covenants. The Company’s obligations under the line of credit are guaranteed and collateralized by the common stock of certain of the Company’s business entities other than SunPower. The Company intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

In December 2005, SunPower entered into a $25.0 million, three-year revolving credit facility with certain financial institutions. The credit facility is secured by substantially all assets, including the stock of SunPower’s foreign subsidiaries. Borrowings under the credit facility are subject to customary conditions as well as (1) with respect to the first $10.0 million drawn on the credit facility, maintenance of cash collateral to the extent of amounts borrowed (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the credit facility, satisfaction of a coverage test which is based on a ratio of cash flow to capital expenditures. The credit facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. Borrowings outstanding under the credit facility bear interest at a rate of the greater of the prime rate or the federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. As of January 1, 2006, no borrowings were outstanding under this credit facility.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Collateralized debt instruments	$6,089	$13,924
Synthetic lease liabilities (see Note 18)	4,042	3,825
Customer advances	38,600	6,152
Other long-term liabilities	302	35
Less: current portion of collateralized debt instruments	(4,839)	(7,234)
Less: current portion of customer advances	(10,163)	(6,151)

Total other long-term liabilities	$34,031	$10,551

Collateralized Debt Instruments:

The Company’s collateralized debt instruments consists of long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.7 million. These agreements are collateralized by specific equipment located at the Company’s U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial covenants. As of January 1, 2006 and January 2, 2005, the aggregate principal outstanding was $6.1 million and $13.9 million, respectively, and the Company was in compliance with the financial covenants.

Maturities related to the collateralized debt instruments are as follows:

(In thousands)
2006	$4,839
2007	1,250

Total	$6,089

During the first quarter of fiscal 2006, the Company paid the outstanding principal amount of $5.0 million relating to one of the loans.

Customer Advances:

Of the total customer advance balance of $38.6 million as of January 1, 2006, approximately $37.4 million was associated with certain agreements by SunPower.

In April 2005, SunPower entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund expansion of SunPower’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, SunPower is obligated to pay interest on any remaining unpaid balance. SunPower’s settlement of principal on the advances is to be recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through December 31, 2010. As of January 1, 2006, SunPower has received total advances of $35.5 million. As of January 1, 2006, SunPower has utilized all funds as advanced by this customer towards expansion of its manufacturing capacity.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, during fiscal 2005, SunPower entered into agreements with other customers who have advanced $1.9 million towards future purchases of solar power products.

Fair Value of Debt Instruments

The carrying amounts and estimated fair values of the Company’s debt instruments were as follows:

	As of
	January 1, 2006		January 2, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
1.25% Notes	$599,997	$681,285	$599,998	$626,626
Collateralized debt instruments	6,089	6,089	13,924	13,924

Total	$606,086	$687,374	$613,922	$640,550

The Company’s liabilities for all periods were recorded at the carrying values, not the estimated fair values, in the Consolidated Balance Sheets. The fair value of the 1.25% Notes was estimated based on the quoted market prices as of the end of the fiscal years.

NOTE 10—FOREIGN CURRENCY DERIVATIVES

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

As of January 1, 2006, the Company’s hedge instruments consisted primarily of forward contracts for SunPower. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

Cash Flow Hedges

Hedges of forecasted foreign currency denominated revenues using foreign exchange forward contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in “Stockholders’ equity” in the Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was $1.2 million and $(1.4) million as of January 1, 2006 and January 2, 2005, respectively. As of January 1, 2006 and January 2, 2005, the Company had outstanding forward contracts with an aggregate notional value of $31.2 million and $34.0 million, respectively. All outstanding contracts will mature by October 2006.

Fair Value Hedges

On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euro. When these purchases are hedged using foreign exchange forward contracts that qualify as firm commitments under

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 133, they are designated as fair value hedges and changes in fair value of the derivative contracts are recognized in the Consolidated Statements of Operations. Under the fair value hedge treatment, the changes in the firm commitment on a spot-to-spot basis are recorded in “Property, plant and equipment, net” in the Consolidated Balance Sheets and in “Other income (expense), net” in the Consolidated Statements of Operations. As of January 1, 2006 and January 2, 2005, the Company had outstanding forward contracts with an aggregate notional value of $3.1 million and zero, respectively. All outstanding contracts matured in January 2006.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot-to-spot basis using the dollar-offset method and both the excluded time value and any ineffectiveness are recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The changes in excluded time value were immaterial for all periods presented. No ineffectiveness was recorded for any periods presented.

In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of January 1, 2006 and January 2, 2005, the Company had outstanding forward contracts with an aggregate notional value of $26.6 million and $0.7 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities. All outstanding contracts will mature by April 2006.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments, net of tax	$(481)	$(736)
Accumulated net unrealized gains (losses) on derivatives, net of tax	1,245	(1,388)

Total accumulated other comprehensive income (loss)	$764	$(2,124)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) is comprised of net income (loss) and changes in unrealized gains (losses), net of tax, on available-for-sale investments and derivatives. Comprehensive income (loss) is presented in the Consolidated Statements of Stockholders’ Equity.

NOTE 12—SPAP

On May 3, 2001, the Company’s stockholders approved the adoption of the SPAP. The SPAP will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP. The loans were granted to executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was secured by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

then the principal on the loan before being received by the participant. The loans are callable and bear interest at a rate of 4.0% per annum compounded annually, except for loans to executive officers, whose loans bear interest at the rate of 5.0% per annum compounded annually. As of January 1, 2006, the Company had one executive officer whose loan bore a 5.0% interest rate. As the loans are at interest rates below the estimated market rate, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each loan outstanding. Compensation expense related to these loans was $2.0 million, $1.9 million and $4.2 million for fiscal 2005, 2004 and 2003, respectively.

The following table summarizes the components of the outstanding loan balance:

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Principal:
Active employees	$29,946	$39,765
Former employees	15,748	7,380

Total principal	$45,694	$47,145

Accrued interest:
Active employees	$5,512	$5,877
Former employees	3,046	1,086

Total accrued interest	$8,558	$6,963

Total outstanding balance—principal and accrued interest	$54,252	$54,108
Less: allowance for uncollectible loans	(8,469)	(8,469)

Total outstanding balance, net	$45,783	$45,639

The outstanding loan balance, net of allowance for uncollectible loans, is classified as a current asset in the Consolidated Balance Sheets.

The allowance for uncollectible loans represents an amount for estimated uncollectible balances, with changes in the allowance for uncollectible loans recognized in “Selling, general and administrative” in the Consolidated Statements of Operations. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. To date, write-offs have totalled less than ten thousand dollars.

In the first quarter of fiscal 2004, the Company instituted a program directed at minimizing potential losses resulting from these employee loans. Under this program, employees other than executive officers were required to execute either a sell limit order or a stop loss order on the collateral common stock that will be triggered once the common stock price exceeds the employee’s break-even point. Executive officers were precluded from participating in the stop loss program as a result of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits material modifications to any term of a loan to an executive officer. If the common stock price declines to the stop loss price, the collateral stock is sold and the proceeds are used to repay the employee’s outstanding loan to the Company. The employee loans remain callable and the Company is willing to pursue every available avenue, including those covered under the Uniform Commercial Code, to recover these loans by pursuing employees’ personal assets should the employees not repay these loans.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—OTHER INCOME (EXPENSE), NET

The following table summarizes the components of other income (expenses), net:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Amortization of bond issuance costs	$(3,721)	$(4,071)	$(3,686)
Equity in net income of partnership investment	—	1,424	1,540
Loss on repurchase of convertible subordinated notes	—	—	(7,524)
Gain on sale of investment in NVE Corporation	—	—	17,126
Investment impairment and other charges	(1,226)	(1,123)	(1,792)
Changes in fair value of warrants held (see Note 5)	(305)	—	—
Foreign exchange gain (loss), net	(974)	1,122	473
Changes in fair value of investments held in trust for deferred compensation plan (see Note 16)	1,099	1,218	1,912
Other	282	1,030	(710)

Total other income (expense), net	$(4,845)	$(400)	$7,339

During fiscal 2003, the Company sold its investment in NVE Corporation, a publicly-traded company, and recognized total gains of $17.1 million from the transactions. The sales consisted of 0.7 million shares of NVE Corporation’s common stock in the open market. Gains on the sales were determined as the difference between total proceeds of $23.3 million less the carrying value of the investment of $6.2 million.

NOTE 14—NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands, except per-share amounts)
Basic net income (loss) per share:
Net income (loss)	$(92,153)	$24,698	$(5,331)

Weighted-average common shares	133,188	124,580	121,509

Basic net income (loss) per share	$(0.69)	$0.20	$(0.04)

Diluted net income (loss) per share:
Net income (loss)	$(92,153)	$24,698	$(5,331)
Other	—	(2,056)	—

Net income (loss) for diluted computation	$(92,153)	$22,642	$(5,331)

Weighted-average common shares	133,188	124,580	121,509
Effect of dilutive securities:
Stock options	—	9,330	—
Other	—	220	—

Weighted-average common shares for diluted computation	133,188	134,130	121,509

Diluted net income (loss) per share	$(0.69)	$0.17	$(0.04)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

For fiscal 2004, approximately 21.1 million shares of the Company’s stock options were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the period, and therefore, their inclusion would have been anti-dilutive. For fiscal 2005 and 2003, all outstanding options, approximately 39.6 million and 43.8 million shares, respectively, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive.

Convertible Subordinated Notes

For fiscal 2005, 2004 and 2003, approximately 33.1 million, 34.1 million and 34.2 million shares, respectively, of the Company’s common stock issuable upon the assumed conversion of the Company’s convertible subordinated notes were excluded from the calculation of diluted net income (loss) per share as the effect was anti-dilutive.

Other

The Company maintains a key employee deferred compensation plan (see Note 16). For fiscal 2004, net income for diluted computation was adjusted for the compensation credit recorded under the deferred compensation plan, and the weighted-average common shares for diluted computation included the effect of the shares that would be issuable upon settlement of the deferred compensation plan. For fiscal 2005 and 2003, no adjustments related to the deferred compensation plan were included as their inclusion would have been anti-dilutive.

NOTE 15—STOCKHOLDERS’ EQUITY

Equity Option Contracts

As of January 1, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Consolidated Balance Sheets. The contracts require physical settlement and will expire in March 2006. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21 per share, the Company will receive a settlement value totalling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended. During fiscal 2005 and 2004, the Company received total premiums of approximately $0.1 million and $1.8 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Consolidated Balance Sheets.

In conjunction with the issuance of the 1.25% Notes, the Company purchased a call spread option on its common stock maturing on July 15, 2004 for $49.3 million in cash. The call spread option was accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The call spread option covered 32.0 million shares of the Company’s common stock. The call spread option was designed to mitigate dilution from conversion of the 1.25% Notes. The call spread option was restructured in May 2004 into a single contract of two equal parts maturing on August 16, 2004 and September 30, 2004. As of each of the maturity dates, the call spread option was out of the money and expired. The expiration of the call spread option had no impact on the Company’s cash balances or operating results.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Stock-based compensation expense generally includes the amortization of deferred stock-based compensation related to the Company’s acquisitions. The following table summarizes the stock-based compensation expense recorded in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Cost of revenues	$8	$—	$506
Research and development(1)	(1,246)	2,289	9,228
Selling, general and administrative	96	5	440
Restructuring(2)	6,723	—	—

Total stock-based compensation expense	$5,581	$2,294	$10,174

(1)	Stock-based compensation expense in fiscal 2005 included a credit of approximately $2.1 million primarily attributable to the release of the unamortized deferred stock-based compensation balance related to employees who have been terminated.
(2)	Stock-based compensation expense in fiscal 2005 was attributable to the modifications of the stock option agreements for certain terminated employees under the Fiscal 2005 Restructuring Plan (see Note 8).

Repurchase Program

On October 14, 2002, the Company’s Board of Directors authorized a discretionary repurchase program to acquire shares of the Company’s common stock in the open market at any time. The total amount that can be repurchased under the program is limited to $15.0 million. The program does not have an expiration date. As of January 1, 2006, the Company has not repurchased any shares under the program.

NOTE 16—STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

Cypress Stock Option Plans

The Company has the following two stock option plans:

1999 Stock Option Plan (“1999 Plan”):

In fiscal 1999, the Company adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of the Company or its subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The 1999 Plan allows for the granting of options at exercise prices less than fair market value of the common stock at grant date. In the second quarter of fiscal 2003, the Company’s Board of Directors approved an increase of 20.0 million shares for issuance under the 1999 Plan, which was subsequently cancelled in the second quarter of fiscal 2004 pursuant to the approval of the amended 1994 Stock Option Plan at the 2004 Annual Meeting of Shareholders. As of January 1, 2006, approximately 4.0 million shares were available for grant under the 1999 Plan.

1994 Stock Option Plan (“1994 Plan”):

In fiscal 1994, the Company adopted the 1994 Plan, which is a shareholder-approved plan. The 1994 Plan replaced the Company’s 1985 Incentive Stock Option Plan and the 1988 Directors Stock Option Plan with

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to future option grants. The 1994 Plan was scheduled to expire in April 2004 but was extended to April 2014 by a favorable vote of the Company’s shareholders at the 2004 Annual Meeting of Shareholders. Under the terms of the amended 1994 Plan, options may be granted to qualified employees, consultants, officers and directors of the Company or its subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. The option price for shares granted under the amended 1994 Plan is generally equal to the fair market value of the common stock at the date of grant but can never be at less than 85% of fair market value on the date of grant. In addition, the shareholders authorized an additional 15.0 million shares for grants under the amended 1994 Plan. As of January 1, 2006, approximately 17.0 million shares were available for grant under the 1994 Plan.

The following table summarizes the Company’s stock option activities:

	Year Ended
	January 1, 2006		January 2, 2005		December 28, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	43,095	$14.22	43,786	$13.98	42,400	$14.07
Options granted	8,686	14.23	4,013	15.61	10,601	12.46
Options exercised	(5,245)	7.74	(1,994)	9.06	(3,395)	7.78
Options cancelled	(6,921)	16.06	(2,710)	16.32	(5,820)	15.51

Options outstanding, end of year	39,615	14.68	43,095	14.22	43,786	13.98

Options exercisable, end of year	23,642	15.33	25,330	14.64	21,759	14.41

In connection with the acquisitions of various companies, the Company has assumed the stock option plans of each acquired company and outstanding options relating to these plans were included in the preceding table.

Information regarding options outstanding as of January 1, 2006 was as follows:

	Outstanding		Exercisable		Remaining Life
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In Years)
$ 0.01— 5.42	1,070	$3.99	943	$3.85	5.2
5.43—10.84	11,839	8.08	7,459	8.23	5.6
10.85—16.26	9,698	13.76	2,405	13.13	8.4
16.27—21.68	12,250	18.78	8,490	18.53	6.1
21.69—27.09	4,301	23.50	3,889	23.55	5.2
27.10—32.51	67	30.33	67	30.33	4.1
32.52—37.93	265	35.92	264	35.92	4.4
37.94—43.35	63	40.84	63	40.84	3.8
43.36—48.77	55	45.20	55	45.20	4.5
48.78—54.19	7	50.69	7	50.69	4.1

	39,615	14.68	23,642	15.33	6.4

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary Plans

SunPower:

SunPower has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Incentive Stock Plan (“1996 Plan”), and the 2005 Incentive Stock Plan (“2005 Plan”). Under the terms of the plans, SunPower may issue incentive or nonstatutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by SunPower’s board of directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options such as the 1988 Plan and the 1996 Plan, but also for the grant of stock appreciation rights, restricted stock grants, and other equity rights. As of January 1, 2006, approximately 0.1 million shares were available for grant under the 2005 Plan.

Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Nonqualified stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by the SunPower’s board of directors, although these terms are generally not to exceed ten years for stock options and six months for stock purchase rights. The options typically vest over five years with a one-year cliff and monthly vesting thereafter.

In September 2005, SunPower adopted the 2005 Stock Unit Plan in which all of SunPower’s employees except its executive officers and directors are eligible to participate, although SunPower currently intends to limit participation to those of its non-US employees who are not senior managers. Under the 2005 Stock Unit Plan, SunPower’s board of directors awards participants the right to receive cash payments from SunPower in an amount equal to the appreciation in SunPower’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. As of January 1, 2006, SunPower has granted approximately 42,000 units to 400 employees in the Philippines at an average unit price of $17.97. A maximum of 100,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan.

SLM:

SLM adopted a stock option plan. SLM made available for grant 11.0 million shares under the terms of its plan. The plans allow the subsidiaries to grant options to qualified employees and consultants. Options become exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant. As of January 1, 2006, approximately 2.4 million shares were available for grant under the SLM stock option plan.

SMS:

SMS ceased operations during fiscal 2005 (see Note 8). No new options may be granted under its stock option plan. As of January 1, 2006, outstanding options totaled approximately 2.7 million shares, which were held by former SMS employees who had transferred to other functions within the Company.

CMS:

CMS adopted the 1999 Stock Plan. Under the terms of the plan, CMS may issue non-statutory stock options to employees and consultants. Options granted under this plan become exercisable over a five-year period over terms not exceeding 10 years from date of grant. The exercise price for options granted under the plans has been the estimated fair value of the common stock at the date of grant. In addition, the 1999 Stock Plan allows eligible employees of CMS to purchase restricted shares of CMS’s common stock. The restricted shares have a vesting period of five years.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2005, the Company acquired all of the minority interest of CMS (see Note 3). Pursuant to the terms of the merger agreement, each outstanding vested restricted share of CMS’s capital stock and each outstanding vested option to purchase CMS’s common stock were converted into $0.65 in cash per share. In addition, unvested restricted shares and options were exchanged for a right to receive $0.65 in cash per share in the future.

The following table summarizes stock option activities under the subsidiary plans:

	CMS		SLM		SunPower
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands, except per-share amounts)
Options outstanding, December 29, 2002	—	$—	6,724	$0.56	517	$0.58
Options granted	—	—	1,397	0.15	1,360	0.50
Options exercised	—	—	—	—	(20)	0.40
Options cancelled	—	—	(465)	0.53	(112)	0.56

Options outstanding, December 28, 2003	—	—	7,656	0.49	1,745	0.50
Options granted	2,265	0.11	4,747	0.18	2,849	3.22
Options exercised	(9)	0.10	(18)	0.43	(280)	0.54
Options cancelled	(109)	0.10	(3,016)	0.26	(29)	1.16

Options outstanding, January 2, 2005	2,147	0.11	9,369	0.41	4,285	2.30
Options granted	1,532	0.13	1,923	0.25	2,581	4.98
Options exercised	(133)	0.11	—	—	(217)	0.82
Options cancelled	(579)	0.11	(2,729)	0.55	(77)	1.91
Options exchanged for cash settlement	(2,967)	0.12	—	—	—	—

Options outstanding, January 1, 2006	—	—	8,563	0.32	6,572	3.41

Options exercisable at January 1, 2006	—	—	3,703	0.42	1,781	2.30

Equity Compensation Plan Information

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the existing equity compensation plans as of January 1, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	33,609		$14.87	21,357	(1)
Equity compensation plans not approved by shareholders	5,242		14.72	4,012	(2)

Total	38,851	(3)	14.85	25,369

(1)

Includes 17.0 million shares available for future issuance under the Company’s amended 1994 Plan, generally used for grants to all employees including officers and directors. In addition, the amount includes 4.4 million shares available under the Company’s employee stock purchase plan (“ESPP”).

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes shares available under the Company’s 1999 Plan used for grants to employees other than officers and directors.
(3)	Total number does not include 0.7 million outstanding options, with a weighted-average exercise price of $6.17 per share, originally granted under plans assumed by the Company in connection with various acquisitions. The Company does not intend to grant any additional options under these plans.

ESPP

The ESPP allows eligible employees of the Company and its subsidiaries to purchase shares of the Company’s common stock through payroll deductions. During fiscal 2004, the Company amended its ESPP by reducing the term of each offering period from consecutive 24-month offering periods composed of four six-month exercise periods to consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. During fiscal 2005, 2004 and 2003, the Company issued 2.9 million, 3.0 million and 2.6 million shares at weighted-average prices of $7.52, $5.10 and $4.86 per share, respectively. The plan provides for an annual increase in shares available for issuance equal to 1.5% of the number of outstanding common stock on the last day of the preceding fiscal year. As of January 1, 2006, approximately 4.4 million shares were available for future issuance under the ESPP.

Other Employee Benefit Plans

401(k) Plan:

The 401(k) plan provides participating employees with an opportunity to accumulate funds for retirement. The Company does not make contributions to the 401(k) plan.

Pension Plans:

The Company has two defined benefit pension plans, covering certain employees in the Philippines and Belgium. The Company does not have such a plan for its U.S. employees. Benefit obligations under the plans were $3.1 million and $2.4 million as of January 1, 2006 and January 2, 2005, respectively. Fair value of plan assets was $2.0 million and $1.5 million as of January 1, 2006 and January 2, 2005, respectively. Accrued pension liabilities were $0.4 million and $0.6 million as of January 1, 2006 and January 2, 2005, respectively.

New Product Bonus Plan:

Under the new product bonus plan, all qualified employees are provided bonus payments based on achieving certain levels of new product revenues, meeting design deadlines and attaining certain levels of profitability by the Company. The Company recorded charges under this plan of $46,000, $3.4 million and $3.3 million in fiscal 2005, 2004 and 2003, respectively.

Key Employee Bonus Plan:

The key employee bonus plan provides for bonus payments to selected employees based on achieving certain of the Company’s and individual performance targets. The Company recorded an expense (credit) under this plan of $(0.5) million, $4.2 million and $4.8 million in fiscal 2005, 2004 and 2003, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan:

In fiscal 1995, the Company adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. Amounts deferred by the key employees are invested primarily in mutual funds and individual company stocks. During fiscal 2002, the Board of Directors amended the plan to allow the plan to invest in the Company’s common stock. In fiscal 2003, the Board of Directors amended the plan to prohibit the plan from investing in the Company’s common stock. The Company does not make contributions to the deferred compensation plan other than the amounts withheld from key employee compensation. Participant deferrals and investment gains and losses remain an asset of the Company and are subject to claims of general creditors. As of January 1, 2006 and January 2, 2005, deferred compensation plan assets of $23.2 million and $22.0 million, respectively, were recorded in “Other assets,” and liabilities of $27.8 million and $25.5 million, respectively, were recorded in “Other current liabilities” in the Consolidated Balance Sheets.

The Company accounts for the deferred compensation plan in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF No. 97-14, the liabilities are being marked to market with the offset being recorded as an operating expense or credit. The assets (excluding the amounts invested in the Company’s common stock) are marked to market with the offset being recorded in “Other income (expense), net.” No entries are recorded for the amounts invested in the Company’s common stock since this is accounted for in treasury stock.

All amounts recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Changes in fair value of assets recorded in other income (expense), net	$1,099	$1,218	$1,912
Changes in fair value of liabilities recorded in:
Cost of revenues	(614)	(563)	(2,151)
Research and development	(707)	(648)	(2,477)
Selling, general and administrative	(540)	(495)	(1,890)

Total expense	$(762)	$(488)	$(4,606)

During fiscal 2003, the Company took two actions to minimize the impact on the operating results as a result of changes to the market value of the Company’s common stock held in the deferred compensation plan. First, a restriction on the purchase of additional shares of the Company’s common stock by plan participants was implemented during the third quarter of fiscal 2003. Secondly, during the fourth quarter of fiscal 2003, the Company entered into an arrangement with a financial institution, wherein the Company purchased a forward contract to hedge the impact of market changes of the Company’s common stock currently held by the plan. The Company paid the financial institution $5.0 million for the right to receive in cash at the end of the contract period the fair value of 222,000 shares of the Company’s common stock, which approximated the share count of the Company’s common stock held by the participants. The forward contract is carried at fair value with any changes in the fair value recorded as an operating expense or credit. During fiscal 2005, 2004 and 2003, the Company recorded an expense (credit) of $(0.6) million, $2.1 million and $0.3 million, respectively, related to the forward contract.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—INCOME TAXES

The geographic distribution of loss before income taxes and minority interest and the components of benefit from (provision for) income taxes are summarized below:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Geographic distribution of loss before income taxes and minority interest:
U.S. loss	$(109,056)	$(15,535)	$(30,862)
Foreign income	15,839	13,514	27,308

Loss before income taxes and minority interest	$(93,217)	$(2,021)	$(3,554)

Benefit from (provision for) income taxes:
Current tax benefit (expense):
Federal	$—	$28,432	$(264)
State	928	(200)	201
Foreign	(1,349)	(2,424)	(2,759)

Total current tax benefit (expense)	$(421)	$25,808	$(2,822)

Deferred tax benefit:
Foreign	$1,760	$767	$—

Benefit from (provision for) income taxes	$1,339	$26,575	$(2,822)

Benefit from (provision for) income taxes differs from the amounts obtained by applying the statutory U.S. federal income tax rate to loss before taxes and minority interest as shown below:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Benefit at U.S. statutory rate of 35%	$32,626	$707	$1,244
Foreign income at other than U.S. rates	5,745	1,989	6,382
State income taxes, net of federal benefit	(34)	(130)	130
Non-deductible acquisition costs and charges	(4,482)	(3,293)	(4,636)
Future benefits not recognized	(33,293)	(2,372)	(5,784)
Release of previously accrued taxes	980	29,922	—
Other, net	(203)	(248)	(158)

Benefit from (provision for) income taxes	$1,339	$26,575	$(2,822)

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in many countries in which the Company and its affiliates do business.

The Company and its affiliates file tax returns in each jurisdiction in which they are registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2005 and the third quarter of fiscal 2004, the statute of limitations expired for several tax jurisdictions. The expiration of the statute of limitations led to management’s assessment that previously accrued income taxes were no longer necessary. Accordingly, during the fourth quarter of fiscal 2005 and the third quarter of fiscal 2004, the Company recorded benefits of $1.0 million and $29.9 million, respectively, for the release of previously accrued income taxes.

The components of deferred tax assets and liabilities were as follows:

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
Deferred tax assets:
Credits and loss carryover	$229,939	$155,507
Reserves and accruals	78,160	92,734
Deferred income	953	1,965

Total deferred tax assets	309,052	250,206
Less: valuation allowance	(238,996)	(172,712)

Deferred tax assets, net	$70,056	$77,494

Deferred tax liabilities:
Depreciation	$(57,333)	$(60,231)
Intangible assets arising from acquisitions	(17,015)	(21,843)

Total deferred tax liabilities	$(74,348)	$(82,074)

Net deferred tax liabilities	$(4,292)	$(4,580)

At January 1, 2006, deferred tax assets of $239.0 million were fully reserved due to uncertainty of realization in accordance with SFAS No. 109, “Accounting for Income Taxes.” In compliance with SFAS No. 109, current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction.

At January 1, 2006, deferred tax assets of approximately $40.9 million pertained to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

At January 1, 2006, the Company had U.S. federal net operating loss carryovers of approximately $482.3 million, which, if not utilized, will expire from 2016 through 2025. The Company had state net operating loss carryovers of approximately $31.3 million which, if not utilized, will expire from 2006 through 2025. A portion of these net operating loss carryovers relates to recent acquisitions and are subject to certain limitations under the U.S. Internal Revenue Code. Tax benefits related to pre-acquisition losses of acquired entities aggregating $113.9 million will be utilized first to reduce any associated intangible assets and goodwill. In addition, the Company had U.S. federal and state tax credit carryforwards of approximately $70.8 million, which, if not utilized, will expire in 2025.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $313.7 million of undistributed earnings for certain non-U.S. subsidiaries. During fiscal 2005, the Company studied the impact of the one-time favorable foreign dividend provision enacted as part of the American Jobs Creation Act of 2004, and determined that re-investment of its undistributed foreign earnings is not advantageous to the Company.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. The Company is subject to tax holidays in the Philippines and India where it manufactures and designs certain of its products, respectively. These tax holidays are scheduled to expire at varying times within the next one and four years. Overall, the Company expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.

The tax returns of the Company and its subsidiaries could be subject to examination by various tax authorities in countries in which the Company operates. In November 2005, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s federal income tax return for fiscal 2003. At January 1, 2006, no adjustments have been proposed by the IRS.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

The Company applies the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of January 1, 2006, Cypress has accrued its estimate of liability incurred under these indemnification arrangements and guarantees, as applicable. The Company maintains self-insurance for certain liabilities of its officers and directors.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates.

The Company typically warrants its non-SunPower products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. SunPower warrants the performance of its solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants or guarantees the functionality of solar cells and imaging detectors for at least one year.

The following table presents the Company’s warranty reserve activities:

	Year Ended
	January 1, 2006	January 2, 2005
	(In thousands)
Beginning balance	$2,717	$2,364
Settlements made	(7,131)	(10,858)
Provisions made	7,283	11,211

Ending balance	$2,869	$2,717

Operating Lease Commitments

The Company leases most of its manufacturing facilities and office facilities, and certain land and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2073. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values. As of January 1, 2006, the Company had a land lease expiring in fiscal 2073. The lease does not transfer ownership of the land to the Company at the end of the lease term, and the lease does not contain a bargain purchase option. In accordance with SFAS No. 13, “Accounting for Leases,” the Company classified the land lease as an operating lease.

As of January 1, 2006, future minimum lease payments under non-cancelable operating leases, including the synthetic lease as discussed below, were as follows:

(In thousands)
2006	$11,869
2007	9,991
2008	6,705
2009	3,799
2010	2,629
2011 and thereafter	698

Total	$35,691

The table above includes the remaining obligations for certain leases that the Company has restructured under the various restructuring plans (see Note 8).

Rental expenses totaled approximately $12.1 million, $11.7 million and $15.9 million in fiscal 2005, 2004 and 2003, respectively. In addition, some of these leases require the Company to pay taxes, insurance, maintenance and other expenses with respect to the properties.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition-Related Contingent Compensation

The following table summarizes the acquisition-related contingent compensation charges recorded in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Cost of revenues	$38	$30	$188
Research and development	3,515	6,569	3,388
Selling, general and administrative	809	166	87

Total	$4,362	$6,765	$3,663

Descriptions of the acquisition-related contingent compensation charges and the status of payments are as follows:

CMS:

In connection with the acquisition of CMS’s minority interest, all vested stock options and immature shares of CMS’s capital stock were exchanged for $0.65 in cash per share, resulting in a compensation charge of $1.0 million in fiscal 2005.

In addition, unvested shares and options were exchanged for a right to receive $0.65 in cash per share in the future for a total consideration of $3.1 million. The value of the consideration will be amortized ratably on a straight-line basis over the employment service period. During fiscal 2005, the Company recorded charges of $0.1 million. As of January 1, 2006, an accrual of $0.1 million remained outstanding.

SMaL:

The terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment service period. Such payments will be accounted for as compensation and expensed in the appropriate periods. Of the $20.8 million contingent compensation based on achievement of sales milestones and employment, $20.0 million has been annulled during fiscal 2005 as the sales targets have not been met.

The Company recorded charges of $0.6 million in fiscal 2005 related to the achievement of individual performance milestones and employment. As of January 1, 2006, no payment has been made and an accrual of $0.6 million remained outstanding.

Cascade:

The terms of the acquisition include contingent consideration of approximately $9.4 million payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007. When the contingency is based on milestone achievements and

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment service period. Employment-only contingent consideration is recognized over the employment service period.

To date, the Company recorded total charges of $6.8 million related to the contingent consideration, of which $2.0 million was recorded in fiscal 2005 and $4.8 million was recorded in fiscal 2004. Payments related to the $6.8 million charges consisted of the following:

(1)	155,000 shares of the Company’s common stock valued at $1.6 million were issued in fiscal 2004;

(2)	145,000 shares of the Company’s common stock valued at $1.6 million were issued in fiscal 2005;

(3)	a cash payment of $1.5 million was made in fiscal 2005; and

(4)	an accrual of $2.1 million to be paid in cash or shares at the Company’s option was outstanding as of January 1, 2006.

Sahasra Networks:

The terms of the acquisition include provisions for contingent cash payments to employees and third parties of up to $2.3 million through December 2007 based on the amount of revenues generated by certain products in future periods. Cash payments to third parties based solely on product revenues will be recorded as an increase in the purchase price, if paid. Cash payments to employees for achievement of revenue targets require that individuals remain employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods. To date, no charges have been recorded as achievements of product revenue targets have not been met.

In addition, the agreement includes provisions for the contingent issuance to employees of up to 259,000 shares of the Company’s common stock based on the achievement of certain product development milestones. Issuance of shares to employees upon successful completion of product milestones requires that individuals remained employed by the Company and are accounted for as compensation for services and expensed in the appropriate periods. The contingent obligations have been completed as of the end of fiscal 2005.

The Company recorded total charges of $3.4 million related to the contingent consideration, of which $0.7 million was recorded in fiscal 2005, $0.2 million was recorded in fiscal 2004, and $2.5 million was recorded prior to fiscal 2004. Payments related to the $3.4 million charges consisted of the following:

(1)	42,000 shares of the Company’s common stock valued at $0.7 million were issued in fiscal 2004; and

(2)	122,000 shares of the Company’s common stock valued at $2.7 million were issued in fiscal 2005.

Synthetic Lease

On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, the Company may extend the lease if the lessor allows. If the Company had exercised its right to purchase all the properties subject to the synthetic lease at January 1, 2006, the Company would have been required to make a payment totalling $62.7 million (the “Termination

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Value”). If the Company exercised its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

In accordance with FASB Interpretation No. 45, the Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Consolidated Balance Sheets and is being amortized over the term of the lease. As of January 1, 2006, the unamortized balance was $1.0 million.

The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. The Company has performed an analysis and determined a loss contingency accrual is required. As of January 1, 2006, the loss contingency accrual totalled $3.0 million, representing the amounts recognized in fiscal 2005 and 2004. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of January 1, 2006, the balance of restricted cash and accrued interest was $63.5 million and was classified in “Other assets” in the Consolidated Balance Sheets.

In addition, the Company is also required to comply with certain financial covenants associated with the synthetic lease. As of January 1, 2006, the Company was in compliance with such financial covenants.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitment

The Company purchases services, software, manufacturing equipment and other supplies from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturing and suppliers that either allow them to procure goods and services based upon criteria, as defined by the Company, or that establish parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s recorded purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of January 1, 2006 and January 2, 2005, the Company estimated its obligations under such agreements to be approximately $91.0 million and $44.2 million, respectively.

NOTE 19—SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

The Company designs, develops, manufactures and markets a broad range of silicon-based solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During the first quarter of fiscal 2005, in conjunction with the Fiscal 2005 Restructuring Plan, the Company redefined its internal organizational structure and identified five reportable business segments based on the criteria of SFAS No. 131. The five reportable business segments are as follows:

Reportable Segments	Description

Consumer and Computation Division (“CCD”):	a product division focusing on the clock, universal serial bus and PSoC products

Data Communications Division (“DCD”):	a product division focusing on the specialty memories, programmable logic devices and network search engine products

Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products

SunPower:	a majority-owned subsidiary of Cypress specializing in solar power products

Other:	includes SLM, a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, and certain foundry-related services performed by the Company on behalf of others

Information for fiscal 2004 and 2003 has been restated to conform with the current-year presentation. The Company does not allocate restructuring, acquisition-related costs, interest income and expense, other income (expense), minority interest and income taxes to its segments. In addition, the Company does not allocate assets to the segments as the Company does not manage its business this way.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
CCD	$303,587	$275,601	$265,808
DCD	156,490	214,049	189,420
MID	311,235	394,688	331,652
SunPower	78,736	10,885	5,005
Other	36,348	53,215	44,871

Total revenues	$886,396	$948,438	$836,756

Loss Before Income Taxes and Minority Interest:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
CCD	$26,451	$28,009	$13,943
DCD	11,068	36,835	26,462
MID	(43,042)	15,150	(2,933)
SunPower	(8,281)	(23,478)	(13,036)
Other	(11,258)	(3,564)	(5,210)
Unallocated items:
Restructuring and acquisition-related costs	(67,435)	(54,334)	(27,530)
Interest income	12,393	11,115	13,024
Interest expense	(8,268)	(11,354)	(15,613)
Other income (expense), net	(4,845)	(400)	7,339

Loss before income taxes and minority interest	$(93,217)	$(2,021)	$(3,554)

Depreciation:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
CCD	$39,649	$36,552	$39,460
DCD	20,988	28,878	29,436
MID	40,456	50,816	46,868
SunPower	7,127	2,237	1,337
Other	5,964	11,657	10,707

Total depreciation	$114,184	$130,140	$127,808

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical Information

International revenues accounted for 70% of total revenues in fiscal 2005, compared with 66% in fiscal 2004 and 63% in fiscal 2003. The following table presents the Company’s total revenues by geographical locations:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
United States	$265,487	$325,112	$305,930
Europe	142,612	146,742	150,621
Japan	89,183	114,261	88,492
Other	389,114	362,323	291,713

Total revenues	$886,396	$948,438	$836,756

Long-lived assets (property, plant and equipment, net) by geographic locations were as follows:

	As of
	January 1, 2006	January 2, 2005
	(In thousands)
United States	$315,240	$362,691
The Philippines	145,655	76,183
Other	3,761	5,777

Total long-lived assets	$464,656	$444,651

Customer Information

Sales to distributors accounted for 53% of total revenues in fiscal 2005, compared with 50% in fiscal 2004 and 48% in fiscal 2003.

The following table presents certain information on the Company’s significant customers, including distributors, who accounted for 10% or greater of total revenues:

	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Number of significant customers	1	1	0
Percentage of total revenues	11%	15%	N/A

NOTE 20—SUBSEQUENT EVENT

Sale of Network Search Engine (“NSE”) Products

In February 2006, the Company completed the sale of the assets and intellectual property associated with certain products in the Company’s NSE product line to NetLogic Microsystems, Inc. (“NetLogic”). The NSE product line is a part of the Company’s DCD segment.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the agreement, NetLogic issued to the Company approximately 1.5 million shares of its common stock at the close of the transaction. In addition, within 60 days after the close, NetLogic will issue to the Company an additional 0.2 million shares of its common stock upon the Company’s furnishing to NetLogic certain financial statements relating to the transaction. If certain revenue targets associated with the products sold to NetLogic are achieved in a 12-month period following the close of the transaction, NetLogic will pay the Company up to an additional $10.0 million in cash and up to an additional $10.0 million in NetLogic’s common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Cypress Semiconductor Corporation:

We have completed integrated audits of Cypress Semiconductor Corporation’s fiscal 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006, and an audit of its fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 17, 2006

UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	January 1, 2006	October 2, 2005	July 3, 2005	April 3, 2005
	(In thousands, except per-share amounts)
Revenues	$238,474	$227,112	$220,506	$200,304
Gross margin	$97,695	$95,439	$90,950	$73,655
Net loss	$(2,157)	$(5,946)	$(15,254)	$(68,796)
Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.12)	$(0.53)

	Three Months Ended
	January 2, 2005	September 26, 2004	June 27, 2004	March 28, 2004
	(In thousands, except per-share amounts)
Revenues	$210,181	$219,595	$264,269	$254,393
Gross margin	$78,739	$107,194	$139,414	$131,033
Net income (loss)	$(28,098)	$4,336	$21,980	$26,480
Basic net income (loss) per share	$(0.22)	$0.03	$0.18	$0.22
Diluted net income (loss) per share	$(0.22)	$0.02	$0.13	$0.16

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

During the first quarter of fiscal 2006, we did not timely file a Current Report on Form 8-K disclosing the amendment of our key employee bonus plan and the adoption of our performance profit sharing plan, which includes our named executive officers. In response to this specific situation, we immediately implemented an additional review process that will further strengthen our disclosure controls and procedures. We believe that the change implemented will provide reasonable assurance that information required to be disclosed under the Securities Exchange Act will be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 1, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 114 of this Annual Report on Form 10-K.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section titled “Executive Officers of the Registrant” under Item 1, Part I of this Annual Report on Form 10-K.

The information required by this item concerning our audit committee financial expert is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.

On May 31, 2005, we submitted our 303A Annual Chief Executive Officer Certification to the New York Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section titled “Executive Compensation” in our Proxy Statement. The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Compensation of Directors” in our Proxy Statement.

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

See Note 16 of Notes to Consolidated Financial Statements included in Item 8, Part II of this Annual Report on Form 10-K for the equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth in the sections titled “Report of the Audit Committee of the Board of Directors” and “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts	123

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3. Exhibits:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.

2.2(1)	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.

2.3(2)	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.

2.4(3)	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).

2.5(3)	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.

2.6(3)	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.

2.7(3)	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.

Exhibit Number	Description
2.8(4)	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.

2.9(5)	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.

2.10(6)	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.

2.11(7)	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.

3.1(8)	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.

3.2(9)	Bylaws, as Amended, of Cypress Semiconductor Corporation.

3.3(10)	Restated Bylaws of Cypress Semiconductor Corporation.

3.4(11)	Amended and Restated Bylaws of Cypress Semiconductor Corporation.

3.5(12)	Amended and Restated Bylaws of Cypress Semiconductor Corporation.

4.1(13)	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.2(14)	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3(15)	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.

10.1(16)	Form of Indemnification Agreement.

10.2(17)	Cypress Semiconductor Corporation 1994 Stock Option Plan.

10.3(18)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.

10.4(19)	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.

10.5(20)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.

10.6(21)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.

10.7(21)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.

10.8(22)	Amendment to 1999 Nonstatutory Stock Option Plan.

10.9(22)	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.

10.10(22)	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.

Exhibit Number	Description
10.11(22)	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10.12(23)	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10.13(24)	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10.14(6)	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10.15(6)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004

10.16(25)	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.

10.17(10)	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.

10.18*	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.

10.19*	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.

21.1*	Subsidiaries of Cypress Semiconductor Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (reference is made to page 124 of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2001.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed August 13, 2004.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed February 15, 2005.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(9)	Previously filed as an exhibit to our Annual Report on form 10-K for the fiscal year ended December 29, 2002.

(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed June 23, 2005.
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed March 17, 2000.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 11, 2000.
(15)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed June 30, 2003.
(16)	Previously filed as an exhibit to our Registration Statement on Form S-1, which was declared effective on March 4, 1987.
(17)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
(18)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed December 10, 1998.
(19)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 3, 1999.
(20)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed April 20, 1999.
(21)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed September 6, 2002.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003.
(23)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003.
(24)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004.
(25)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed March 8, 2005.
*	Filed as an exhibit to this Annual Report on Form 10-K.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions/Charges to Expenses/Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year ended January 1, 2006	$878	$906	$(188)	$1,596
Year ended January 2, 2005	945	158	(225)	878
Year ended December 28, 2003	1,674	82	(811)	945
Allowance for sales returns:
Year ended January 1, 2006	$2,717	$6,283	$(6,944)	$2,056
Year ended January 2, 2005	2,364	11,211	(10,858)	2,717
Year ended December 28, 2003	1,839	8,546	(8,021)	2,364
Allowance for uncollectible loans— Employee stock purchase assistance plan:
Year ended January 1, 2006	$8,469	$—	$—	$8,469
Year ended January 2, 2005	16,221	—	(7,752)	8,469
Year ended December 28, 2003	15,964	257	—	16,221

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Dated: March 17, 2006	By:	/s/ BRAD W. BUSS
Brad W. Buss Executive Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T.J. Rodgers and Brad W. Buss, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ T. J. RODGERS T. J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2006

/s/ BRAD W. BUSS Brad W. Buss	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2006

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	March 17, 2006

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director	March 17, 2006

/s/ LLOYD A. CARNEY Lloyd A. Carney	Director	March 17, 2006

/s/ JAMES R. LONG James R. Long	Director	March 17, 2006

/s/ J. DANIEL MCCRANIE J. Daniel McCranie	Director	March 17, 2006

/s/ ALAN F. SHUGART Alan F. Shugart	Director	March 17, 2006

/s/ EVERT P. VAN DE VEN Evert P. Van de Ven	Director	March 17, 2006

CYPRESS SEMICONDUCTOR CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.

2.2(1)	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiBand Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.

2.3(2)	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.

2.4(3)	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).

2.5(3)	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.

2.6(3)	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.

2.7(3)	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.

2.8(4)	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.

2.9(5)	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.

2.10(6)	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.

2.11(7)	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.

3.1(8)	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.

Exhibit Number	Description
3.2(9)	Bylaws, as Amended, of Cypress Semiconductor Corporation.

3.3(10)	Restated Bylaws of Cypress Semiconductor Corporation.

3.4(11)	Amended and Restated Bylaws of Cypress Semiconductor Corporation.

3.5(12)	Amended and Restated Bylaws of Cypress Semiconductor Corporation.

4.1(13)	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.2(14)	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.

4.3(15)	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.

10.1(16)	Form of Indemnification Agreement.

10.2(17)	Cypress Semiconductor Corporation 1994 Stock Option Plan.

10.3(18)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.

10.4(19)	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.

10.5(20)	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.

10.6(21)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.

10.7(21)	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.

10.8(22)	Amendment to 1999 Nonstatutory Stock Option Plan.

10.9(22)	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.

10.10(22)	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.

10.11(22)	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10.12(23)	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10.13(24)	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.

10.14(6)	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10.15(6)	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004

10.16(25)	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.

10.17(10)	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.

10.18*	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.

10.19*	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.

Exhibit Number	Description
21.1*	Subsidiaries of Cypress Semiconductor Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (reference is made to page 124 of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2001.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed August 13, 2004.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed February 15, 2005.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(9)	Previously filed as an exhibit to our Annual Report on form 10-K for the fiscal year ended December 29, 2002.
(10)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed June 23, 2005.
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed March 17, 2000.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 11, 2000.
(15)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed June 30, 2003.
(16)	Previously filed as an exhibit to our Registration Statement on Form S-1, which was declared effective on March 4, 1987.
(17)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
(18)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed December 10, 1998.
(19)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 3, 1999.
(20)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed April 20, 1999.
(21)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed September 6, 2002.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003.
(23)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003.
(24)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004.
(25)	Previously filed as an exhibit to our Registration Statement on Form S-8 filed March 8, 2005.
*	Filed as an exhibit to this Annual Report on Form 10-K.