Form 10-Q
period 2006-04-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2006-05-12
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s common stock as of May 1, 2006 was 139,674,098.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; the rate of customer acceptance of our products and our resulting market share; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to utilize and manage the wafer capacity in our manufacturing facilities; cost goals emanating from manufacturing efficiencies; the availability of raw materials, such as polysilicon, used in the manufacture of SunPower Corporation’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, information, beliefs or intentions regarding future events and our financial performance. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2006	January 1, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$250,192	$221,206
Short-term investments	100,884	109,102

Total cash, cash equivalents and short-term investments	351,076	330,308
Accounts receivable, net	156,689	151,213
Inventories	84,337	73,573
Other current assets	169,181	91,513

Total current assets	761,283	646,607

Property, plant and equipment, net	472,233	464,656
Goodwill	363,190	407,260
Intangible assets, net	47,027	52,236
Other assets	123,990	127,115

Total assets	$1,767,723	$1,697,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,149	$72,125
Accrued compensation and employee benefits	36,818	31,402
Other current liabilities	77,491	75,886
Deferred income on sales to distributors	39,946	29,404
Income taxes payable	2,706	2,680

Total current liabilities	242,110	211,497

Convertible subordinated notes	598,997	599,997
Deferred income taxes and other tax liabilities	56,387	56,910
Other long-term liabilities	33,839	34,031

Total liabilities	931,333	902,435

Commitments and contingencies (Note 9)
Minority interest	39,154	38,304
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,498 and 142,444 shares issued; 139,345 and 137,036 shares outstanding at April 2, 2006 and January 1, 2006, respectively	1,425	1,424
Additional paid-in-capital	1,281,710	1,268,704
Deferred stock-based compensation	—	(391)
Accumulated other comprehensive income	151	764
Accumulated deficit	(452,125)	(455,565)

	831,161	814,936
Less: shares of common stock held in treasury, at cost; 3,153 and 5,408 shares at April 2, 2006 and January 1, 2006, respectively	(33,925)	(57,801)

Total stockholders’ equity	797,236	757,135

Total liabilities and stockholders’ equity	$1,767,723	$1,697,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands, except per-share amounts)
Revenues	$249,137	$200,304
Costs and expenses:
Cost of revenues	145,725	126,649
Research and development	62,666	58,040
Selling, general and administrative	44,920	38,409
Restructuring costs	602	22,709
Amortization of acquisition-related intangible assets	4,450	8,400
In-process research and development charge	—	12,300
Gain on sale of NSE assets	(5,998)	—

Total costs and expenses	252,365	266,507

Operating loss	(3,228)	(66,203)
Interest income	5,053	2,550
Interest expense	(2,224)	(2,173)
Other income (expense), net	9,180	(2,659)

Income (loss) before income taxes and minority interest	8,781	(68,485)
Provision for income taxes	(1,663)	(311)
Minority interest, net of tax	(37)	—

Net income (loss)	$7,081	$(68,796)

Net income (loss) per share:
Basic	$0.05	$(0.53)
Diluted	$0.05	$(0.53)
Shares used in per-share calculation:
Basic	138,330	130,506
Diluted	144,915	130,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$7,081	$(68,796)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	32,541	39,600
Stock-based compensation expense	10,705	1,776
Impairment of investments	883	421
Gain on sale of NSE assets	(5,998)	—
Gain on sale of publicly-traded investments	(7,093)	—
Gain on other investments	(2,934)	—
In-process research and development charge	—	12,300
Loss on sale/write-down of property and equipment, net	556	373
Employee stock purchase assistance plan (“SPAP”) interest	(556)	(312)
Non-cash restructuring charges	602	11,930
Deferred income taxes and other tax liabilities	943	14
Minority interest	37	—
Other adjustments	(627)	210
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,476)	(11,704)
Inventories, net	(11,789)	3,916
Other assets	(18,575)	4,949
Accounts payable, accrued liabilities and other liabilities	25,187	(6,143)
Deferred income on sales to distributors	10,542	(191)
Income taxes payable	26	338

Net cash flow generated from (used in) operating activities	36,055	(11,319)

Cash flow from investing activities:
Purchase of investments	(20,593)	(5,275)
Proceeds from sale or maturities of investments	34,798	53,155
Acquisition of property and equipment	(37,515)	(15,248)
Cash used for acquisitions, net	—	(39,606)
Proceeds from collection of SPAP loans	1,855	—
Proceeds from sale of property and equipment	1,403	—
Cash paid for other investments	(2,127)	—

Net cash flow used in investing activities	(22,179)	(6,974)

Cash flow from financing activities:
Repayment of borrowings	(5,941)	(6,349)
Conversion of convertible subordinated notes	(300)	—
Issuance of common shares	20,753	14,524
Structured purchase of options	598	—
Repayment of notes to stockholders, net	—	36

Net cash flow generated from financing activities	15,110	8,211

Net increase (decrease) in cash and cash equivalents	28,986	(10,082)
Cash and cash equivalents, beginning period	221,206	66,619

Cash and cash equivalents, end of period	$250,192	$56,537

Supplemental disclosure of non-cash information:
Cypress common stock issued for acquisitions	$—	$3,723
NetLogic common stock received from sale of NSE assets	$58,531	$—
Conversion of convertible subordinated notes to Cypress common stock	$700	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2006 and 2005 consisted of 52 weeks. The first quarter of fiscal 2006 ended on April 2, 2006 and the first quarter of fiscal 2005 ended on April 3, 2005.

Basis of Presentation

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included therein. The Company believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated financial statements include the amounts of the Company and all of its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

The consolidated results of operations for the three months ended April 2, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of fiscal 2006 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provides additional guidance on the implementation of SFAS No. 123(R). The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) had a material impact on the Company’s consolidated results of operations, financial condition and cash flows. For more information on the Company’s implementation of SFAS No. 123(R) and the stock-based compensation costs recorded in the condensed consolidated financial statements during the three months ended April 2, 2006, refer to “Note 8. Stock-Based Compensation.”

NOTE 2. SUNPOWER CORPORATION (“SUNPOWER”)

During the fourth quarter of fiscal 2005, SunPower, a majority-owned subsidiary of Cypress specializing in solar power products, completed the initial public offering (“IPO”) of 8.8 million shares of its class A common stock. Following the IPO, SunPower has two classes of authorized common stock: class A and class B common stock.

As of April 2, 2006, the Company held 52.0 million shares of SunPower’s class B common stock with a fair value of approximately $2.0 billion. The balance sheets and results of operations of SunPower have been consolidated into the Company’s financial statements for all periods presented. As the accompanying financial statements were presented on a consolidated basis, the fair value of the 52.0 million shares of SunPower’s common stock was not recorded as an asset in the Condensed Consolidated Balance Sheets.

The following table summarizes the Company’s percentage of ownership in SunPower as of April 2, 2006:

As a percentage of SunPower’s total outstanding shares of capital stock	84.9%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis after taking into account its outstanding stock options	77.0%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	97.8%

Only the Company, its successors in interest and its subsidiaries may hold shares of SunPower’s class B common stock unless the Company distributes the shares to its stockholders in a tax-free distribution. The Company currently does not have a plan to make such a distribution, although it may elect to effect such a distribution in the future.

NOTE 3. SALE OF NETWORK SEARCH ENGINE (“NSE”) ASSETS

Transaction Summary

During the first quarter of fiscal 2006, the Company completed the sale of the assets and intellectual property associated with certain products in the Company’s NSE product line to NetLogic Microsystems, Inc. (“NetLogic”) pursuant to that certain Agreement for the Purchase and Sale of Assets, dated January 25, 2006 and amended February 15, 2006 (the “Agreement”). The products sold to NetLogic included the Ayama™ 10000, Ayama 20000, and NSE70000 Network Search Engine families as well as the Sahasra™ 50000 Algorithmic Search Engine family (the “NSE Assets”). The Company retained and continues to support the custom TCAM1 and TCAM2 products in its NSE product line. The NSE product line is a business unit of the Company’s Data Communications Division.

Pursuant to the terms of the Agreement, NetLogic issued to the Company $50.0 million in NetLogic’s common stock, or approximately 1.7 million shares valued at $30.24 per share, at the date of the Agreement. Included in the 1.7 million shares of NetLogic’s common stock was approximately 0.2 million shares that were issued to the Company upon the delivery of certain audited financial statements related to the NSE Assets to NetLogic. In addition, if certain revenue milestones associated with the NSE Assets are achieved in the twelve-month period after the close of the transaction, NetLogic will pay the Company up to an additional $10.0 million in cash and up to an additional 0.3 million shares in NetLogic’s common stock.

Gain on Sale of NSE Assets

The Company recorded a gain of $6.0 million in connection with the disposal of the NSE Assets during the first quarter of fiscal 2006. The following table summarizes the components:

(In thousands)
Value of shares of NetLogic’s common stock received	$58,531
Net book value of assets sold to NetLogic	(4,021)
Goodwill related to assets sold	(44,070)
Severance and other benefits	(2,799)
Transaction costs	(1,643)

Gain on disposal of NSE Assets	$5,998

The value of the shares of NetLogic’s common stock received was determined using the closing price of NetLogic’s common stock of $35.40 on February 15, 2006, the effective date of the completion of the transaction.

Assets sold to NetLogic included the following:

(In thousands)
Inventories, net	$2,716
Prepaid expense	201
Property and equipment, net	67
Intangible assets, net	1,037

Total assets sold to NetLogic	$4,021

Intangible assets sold to NetLogic included certain purchased technology and trademarks which had previously been acquired by the Company in conjunction with business combinations.

The NSE product line included goodwill which had previously been acquired by the Company in conjunction with business combinations. However, NetLogic did not acquire any goodwill from the NSE product line pursuant to the Agreement. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company included a portion of the goodwill in the carrying amount of the NSE Assets in determining the gain on disposal. The amount was based on the relative fair values of the NSE Assets disposed of and the remaining portion of the NSE products that is retained by the Company.

In conjunction with the sale, the Company paid severance and other benefits to 54 employees in the NSE unit (35 in research and development and 19 in selling, general and administrative functions) who have either been terminated or transferred to NetLogic as a direct result of this transaction.

Investment in NetLogic

Subsequent to the completion of the transaction, the Company sold approximately 1.5 million shares of NetLogic’s common stock and recognized a gain of $6.2 million in “Other income (expense), net” in the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2006. Proceeds of $58.9 million from the sale of NetLogic’s common stock were recorded as a receivable in “Other current assets” in the Condensed Balance Sheet as of April 2, 2006. The Company received the cash proceeds in April 2006.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments (see Note 16):

(In thousands)	CCD	DCD	MID	SunPower	Other	Total
Balance at January 1, 2006	$132,580	$187,878	$83,919	$2,883	$—	$407,260
Goodwill adjustment	—	(44,070)	—	—	—	(44,070)

Balance at April 2, 2006	$132,580	$143,808	$83,919	$2,883	$—	$363,190

During the first quarter of fiscal 2006, the Company sold assets and intellectual property associated with certain products in the Company’s NSE product line. The NSE product line is a component of the Company’s DCD’s segment. Accordingly, a portion of the goodwill related to DCD was allocated to the NSE Assets and included in the computation of the gain on the disposal of NSE Assets (see Note 3).

Intangible Assets

The following table presents details of the Company’s intangible assets:

As of April 2, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$233,880	$(208,757)	$25,123
Non-compete agreements	19,415	(19,108)	307
Patents, customer contracts, licenses and trademarks	30,534	(13,030)	17,504
Other acquisition-related intangible assets	6,666	(5,227)	1,439
Non-acquisition related intangible assets	3,100	(446)	2,654

Total intangible assets	$293,595	$(246,568)	$47,027

As of January 1, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$246,527	$(217,974)	$28,553
Non-compete agreements	19,415	(19,021)	394
Patents, customer contracts, licenses and trademarks	32,784	(13,540)	19,244
Other acquisition-related intangible assets	6,666	(4,996)	1,670
Non-acquisition related intangible assets	2,600	(225)	2,375

Total intangible assets	$307,992	$(255,756)	$52,236

During the first quarter of fiscal 2006, the Company sold purchased technology (with a net book value of $0.9 million) and trademarks (with a net book value of $0.2 million) to NetLogic in connection with the sale of the NSE Assets (see Note 3).

The estimated future amortization expense of intangible assets as of April 2, 2006 was as follows:

(In thousands)
2006 (remaining nine months)	$12,098
2007	14,965
2008	10,850
2009	6,184
2010	1,527
Thereafter	1,403

Total amortization expense	$47,027

NOTE 5. RESTRUCTURING

Overview

The Company initiated one restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”), one restructuring plan in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”), and one restructuring plan in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). During fiscal 2005, the Company completed all obligations related to the Fiscal 2001 Restructuring Plan. As of April 2, 2006, both the Fiscal 2005 Restructuring Plan and the Fiscal 2002 Restructuring Plan have been substantially completed with reserves remaining only for lease payments for restructured facilities. For a detailed discussion on the three restructuring plans, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

During fiscal 2005, the Company recorded total restructuring charges of $27.4 million, which consisted of $27.5 million associated with the Fiscal 2005 Restructuring Plan and $0.2 million associated with the Fiscal 2002 Restructuring Plan, partially offset by a benefit of $0.3 million associated with the Fiscal 2001 Restructuring Plan.

During the first quarter of fiscal 2006, the Company recorded additional restructuring charges of $0.6 million, which consisted of $0.5 million associated with the Fiscal 2005 Restructuring Plan and $0.1 million associated with the Fiscal 2002 Restructuring Plan.

Fiscal 2005 Restructuring Plan

Restructuring reserves related to lease obligations and personnel costs from January 1, 2006 to the end of the first quarter of fiscal 2006 are summarized as follows:

(In thousands)	Leased Facilities	Personnel	Total
Balance at January 1, 2006	$774	$21	$795
Benefit	—	(21)	(21)
Cash payments	(127)	—	(127)

Balance at April 2, 2006	$647	$—	$647

For more information on the restructuring activities and charges recorded under the Fiscal 2005 Restructuring Plan during fiscal 2005, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

Property and Equipment:

During the first quarter of fiscal 2006, the Company recorded an additional restructuring charge of $0.5 million as the proceeds received from the sale of the restructured assets were lower than the original estimated values.

As of April 2, 2006, the Company had substantially completed the disposal of the restructured assets. The net book value of the remaining restructured assets to be disposed of was approximately $0.3 million as of April 2, 2006.

Leased Facilities:

Amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.

Personnel:

As of April 2, 2006, the Company has completed the obligations relating to severance and benefits owed to the terminated employees under the Fiscal 2005 Restructuring Plan.

Fiscal 2002 Restructuring Plan

Restructuring reserves related to lease obligations from January 1, 2006 to the end of the first quarter of fiscal 2006 are summarized as follows:

(In thousands)	Leased Facilities
Balance at January 1, 2006	$877
Provision	67
Cash payments	(26)

Balance at April 2, 2006	$918

For more information on the restructuring activities under the Fiscal 2002 Restructuring Plan, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

Leased Facilities:

During the first quarter of fiscal 2006, the Company recorded an additional provision of approximately $0.1 million, as the lease obligations were higher than the Company had originally estimated. As of April 2, 2006, amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.

Reconciliation

The following table reconciles the restructuring charges recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Fiscal 2005 Restructuring Plan:
Amounts included in the restructuring reserve activity table:
Provision (benefit)	$(21)	$12,698
Amounts not included in the restructuring reserve activity table:
Write-down of property and equipment	556	10,011
Fiscal 2002 Restructuring Plan:
Amounts included in the restructuring reserve activity table:
Provision	67	—

Total restructuring charges	$602	$22,709

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	April 2, 2006	January 1, 2006
Accounts receivable, gross	$161,819	$154,865
Allowance for doubtful accounts receivable and customer returns	(5,130)	(3,652)

Total accounts receivable, net	$156,689	$151,213

Inventories

	As of
(In thousands)	April 2, 2006	January 1, 2006
Raw materials	$12,343	$10,868
Work-in-process	46,574	43,702
Finished goods	25,420	19,003

Total inventories	$84,337	$73,573

As of April 2, 2006, total inventories included approximately $1.7 million of capitalized stock-based compensation costs recorded under SFAS No. 123(R) (see Note 8).

Other Current Assets

	As of
(In thousands)	April 2, 2006	January 1, 2006
Employee stock purchase assistance plan, net	$44,484	$45,783
Deferred tax assets	18,412	19,471
Prepaid expenses	26,889	11,660
Proceeds receivable from sale of investment	58,853	—
Other	20,543	14,599

Total other current assets	$169,181	$91,513

Other Assets

	As of
(In thousands)	April 2, 2006	January 1, 2006
Restricted cash	$63,365	$63,480
Key employee deferred compensation plan	21,001	23,201
Other	39,624	40,434

Total other assets	$123,990	$127,115

Other Current Liabilities

	As of
(In thousands)	April 2, 2006	January 1, 2006
Collateralized debt instruments – current portion	$272	$4,839
Customer advances – current portion	10,010	10,163
Sales representative commissions	4,623	4,495
Accrued royalties	2,419	2,301
Key employee deferred compensation plan	24,699	27,766
Other	35,468	26,322

Total other current liabilities	$77,491	$75,886

Deferred Income Taxes and Other Tax Liabilities

	As of
(In thousands)	April 2, 2006	January 1, 2006
Deferred income taxes	$22,294	$22,850
Non-current tax liabilities	34,093	34,060

Total deferred income taxes and other tax liabilities	$56,387	$56,910

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The Company’s available-for-sale securities included the following:

As of April 2, 2006 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Federal agency notes	$1,596	$—	$—	$1,596
Corporate notes / bonds	87,391	—	—	87,391
Money market funds	143,762	—	—	143,762

Total cash equivalents	$232,749	$—	$—	$232,749

Short-term investments:
Federal agency notes	$39,011	$2	$(281)	$38,732
Corporate notes / bonds	49,558	—	(481)	49,077
Auction rate securities	13,024	—	—	13,024
Certificate of deposits	51	—	—	51

Total short-term investments	$101,644	$2	$(762)	$100,884

Long-term equity securities (1)	$7,042	$1,694	$(1,211)	$7,525

Total available-for-sale securities	$341,435	$1,696	$(1,973)	$341,158

(1) Long-term equity securities are recorded in “Other assets” in the Condensed Consolidated Balance Sheets.

As of January 1, 2006 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Federal agency notes	$1,599	$—	$—	$1,599
Money market funds	149,685	—	—	149,685
Corporate notes / bonds	48,541	—	—	48,541

Total cash equivalents	$199,825	$—	$—	$199,825

Short-term investments:
Federal agency notes	$39,687	$5	$(261)	$39,431
Corporate notes / bonds	60,801	2	(548)	60,255
Auction rate securities	9,365	—	—	9,365
Certificate of deposits	51	—	—	51

Total short-term investments	$109,904	$7	$(809)	$109,102

Long-term equity securities	$1,955	$—	$—	$1,955

Total available-for-sale securities	$311,684	$7	$(809)	$310,882

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

As of April 2, 2006, contractual maturities of the Company’s short-term investments were as follows:

(In thousands)	Cost	Estimated Fair Value
Maturing within one year	$62,065	$61,600
Maturing in two to three years	26,555	26,260
Maturing in more than three years	13,024	13,024

Total	$101,644	$100,884

Proceeds from sales and maturities of available-for-sale investments were $34.8 million and $53.2 million for the three months ended April 2, 2006 and April 3, 2005, respectively. Realized losses were $0.2 million for the three months ended April 3, 2005. No realized gains or losses were recorded for the three months ended April 2, 2006.

Equity Securities

Publicly-Traded Companies:

The Company holds equity securities in certain publicly-traded companies. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these equity securities are classified as available-for-sale investments and are being carried at fair value with the resulting unrealized gains or losses recorded in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. As of April 2, 2006 and January 1, 2006, the fair value of the investments was $7.5 million and $2.0 million, respectively.

In addition, the Company holds warrants to purchase shares of a publicly-traded company’s common stock that are classified as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” They are being marked to market at the end of each reporting period with the resulting gains or losses recognized in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. As of April 2, 2006 and January 1, 2006, the fair value of the warrants was $1.4 million and $1.3 million, respectively.

Privately-Held Companies:

The Company holds equity investments in several privately-held companies, many of which can be considered in the startup or development stages. As of April 2, 2006 and January 1, 2006, the carrying value of these investments was $1.6 million and $8.4 million, respectively, and was included in “Other assets” in the Condensed Consolidated Balance Sheets. As the Company’s equity investments do not permit the Company to exert significant influence or control over the investees, these amounts represent the cost of the investments, less any adjustments the Company makes when it determines that an investment’s net realizable value is less than its carrying cost and the decline in value is determined to be other-than-temporary. During the first quarters of fiscal 2006 and 2005, the Company recorded impairment charges of $0.9 million and $0.4 million, respectively.

Sale of Investments:

During the first quarter of fiscal 2006, the Company completed the sale of its equity interests in two publicly-traded companies and realized total gains of $7.1 million, of which $6.2 million was related to the sale of NetLogic’s common stock (see Note 3) and $0.9 million was related to another investee.

In addition, during the first quarter of fiscal 2006, one of the privately-held companies merged with a publicly-traded company, resulting in the Company receiving shares in the publicly-traded company. As a result of the transaction, the Company recognized a gain of $2.9 million. Subsequent to the merger, the Company accounted for its investment in the publicly-traded company under SFAS No. 115.

NOTE 8. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123(R)

Effective January 2, 2006, the Company, including both Cypress and SunPower, adopted the provisions of SFAS No. 123(R), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock based compensation expense for all stock-based compensation awards granted after January 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the consolidated stock-based compensation expense by type of awards:

Three Months Ended
(In thousands)	April 2, 2006
Stock options	$11,694
Employee stock purchase plan (“ESPP”)	667
Restricted stock	35
Amounts capitalized in inventory	(1,691)

Total stock-based compensation expense	$10,705

Of the total stock-based compensation expense recorded for the three months ended April 2, 2006, approximately $1.4 million was related to SunPower.

The following table summarizes the consolidated stock-based compensation expense by line items in the Condensed Consolidated Statement of Operations and the impact on earnings per share:

Three Months Ended
(In thousands, except per-share amounts)	April 2, 2006
Cost of revenues	$917
Research and development	4,716
Selling, general and administrative	5,072

Total stock-based compensation expense	10,705
Tax effect on stock-based compensation expense	—

Total stock-based compensation expense after income taxes	$10,705

Three Months Ended
April 2, 2006
Effect on net income per share:
Basic	$0.08
Diluted	$0.07

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated net cash proceeds from option exercises were $20.2 million for the three months ended April 2, 2006 and $14.2 million for the three months ended April 3, 2005. No income tax benefit was realized from stock option exercises during the three months ended April 2, 2006 and April 3, 2005. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the consolidated unrecognized stock-based compensation balance by type of awards:

(In thousands)	April 2, 2006	Weighted-Average Amortization Period
Stock options	$67,151	2.0 years
ESPP	883	1.5 years
Restricted stock	842	4.4 years

Total unrecognized stock-based compensation balance	$68,876

Of the total unrecognized stock-based compensation balance as of April 2, 2006, approximately $6.9 million was related to SunPower.

Cypress recognizes its stock-based compensation costs on an accelerated recognition basis. SunPower recognizes its stock-based compensation costs on a straight-line recognition basis.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company, including both Cypress and SunPower, applied SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed companies to apply the accounting rules under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

Three Months Ended
(In thousands, except per-share amounts)	April 3, 2005
Net loss—as reported	$(68,796)
Add: Total stock-based employee compensation expense reported in net loss, net of related tax effects	1,776
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,556)

Net loss—pro forma	$(77,576)

Three Months Ended
April 3, 2005
Net loss per share:
Basic—as reported	$(0.53)
Diluted—as reported	$(0.53)
Basic—pro forma	$(0.59)
Diluted—pro forma	$(0.59)

Valuation Assumptions

The Company, including both Cypress and SunPower, estimates the fair value of the stock-based awards using the Black-Scholes valuation model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes valuation model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Assumptions used in the Black-Scholes valuation model were as follows:

Cypress:

Three Months Ended
	April 2, 2006	April 3, 2005
Stock Option Plans:
Expected life	3.0 – 8.1 years	2.0 – 7.0 years
Risk-free interest rate	4.8% - 5.0%	3.7% - 4.4%
Volatility	42.0% - 47.8%	55.8% - 84.5%
Dividend yield	0.0%	0.0%
ESPP:
Expected life	0.5 year – 1.5 years	0.5 year – 1.5 years
Risk-free interest rate	2.3% - 4.3%	0.7% - 2.8%
Volatility	46.0% - 53.4%	52.3% - 105.0%
Dividend yield	0.0%	0.0%

For the Three Months Ended April 3, 2005:

Cypress’s computation of expected volatility was based on the historical volatility. Expected life represented the period that its stock-based awards are expected to be outstanding and was based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

For the Three Months Ended April 2, 2006:

Cypress determined that implied volatility of publicly-traded options in its common stock and dealer quotes is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock. Therefore, Cypress revised the volatility factor used to estimate the fair value of stock-based compensation awards upon the adoption of SFAS No. 123(R) to be based on a blend of historical volatility of its common stock and implied volatility of call options and dealer quotes.

Expected life is based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

SunPower:

	Three Months Ended
	April 2, 2006	April 3, 2005
Stock Option Plan:
Expected life	6.5 years	4.0 years
Risk-free interest rate	4.8%	3.6%
Volatility	93.0%	74.0%
Dividend yield	0.0%	0.0%

For the Three Months Ended April 3, 2005:

SunPower estimated the expected life based on an assumed exercise of vested tranches at the earlier of one year after their vesting date or one year after an assumed public offering. Volatility was based on Cypress’s volatility. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

For the Three Months Ended April 2, 2006:

For awards granted after the effective date of SFAS No. 123(R), SunPower utilizes the simplified method under the provisions of SAB No. 107 for estimated expected term, instead of its historical exercise data. SunPower elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date. SunPower was a privately-held company until its initial public offering (“IPO”) in November 2005, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. During SunPower’s limited history as a publicly-traded company since its IPO, the majority of optionees cannot exercise vested options because of the lock-up requirements pursuant to the IPO. Because of the limited history of its stock price returns, SunPower does not believe that its historical volatility would be representative of the expected volatility for its new awards. SunPower has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options from the fourth quarter of fiscal 2005 onwards. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Equity Incentive Program - Cypress

Cypress has the following two stock option plans:

1999 Stock Option Plan (“1999 Plan”):

In fiscal 1999, Cypress adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors, generally 20% one year from the date of grant and then ratably over the following 48 months, and expire over terms not exceeding ten years from the date of grant. The 1999 Plan allows for the granting of options at exercise prices less than fair market value of the common stock at grant date. As of April 2, 2006, approximately 4.4 million shares were available for grant under the 1999 Plan.

1994 Stock Option Plan (“1994 Plan”):

In fiscal 1994, the Company adopted the 1994 Plan, which is a shareholder-approved plan. The 1994 Plan replaced the Company’s 1985 Incentive Stock Option Plan and the 1988 Directors Stock Option Plan with respect to future option grants. Under the terms of the 1994 Plan, options may be granted to qualified employees, consultants, officers and directors of the Company or its subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors, generally 20% one year from the date of grant and then ratably over the following 48 months, and expire over terms not exceeding ten years from the date of grant. The option price for shares granted is generally equal to the fair market value of the common stock at the date of grant but can never be at less than 85% of fair market value on the date of grant. As of April 2, 2006, approximately 17.9 million shares were available for grant under the 1994 Plan.

The following table summarizes Cypress’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of January 1, 2006	39,615	$14.68
Granted	788	16.87
Exercised	(2,143)	9.16
Forfeited or expired	(2,288)	17.57

Options outstanding as of April 2, 2006	35,972	14.89

Options exercisable as of April 2, 2006	21,607	15.54

The weighted-average grant-date fair value was $7.32 per share for options granted during the three months ended April 2, 2006, and $8.62 for options granted during the three months ended April 3, 2005. The total intrinsic value of options exercised was $16.0 million for the three months ended April 2, 2006, and $4.4 million for options exercised during the three months ended April 3, 2005. Total fair value of options vested was $9.8 million for the three months ended April 2, 2006 and $16.2 million for the three months ended April 3, 2005.

Information regarding stock options outstanding as of April 2, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.50—$7.37	5,391	6.51	$6.36	$57,104	3,128	6.34	$6.18	$33,700
7.38—10.30	4,569	4.65	9.03	36,168	3,316	3.36	8.84	26,890
10.35—13.27	3,692	6.09	11.59	19,781	2,149	4.45	11.31	12,121
13.38—14.55	5,209	8.97	14.35	13,549	909	8.77	14.36	2,357
14.58—16.73	2,517	7.95	15.92	2,600	901	5.57	16.25	631
16.84—16.84	3,605	5.52	16.84	397	3,563	5.52	16.84	392
17.15—19.60	3,612	7.60	19.20	—	1,290	6.90	19.31	—
20.15—22.81	3,695	5.32	21.49	—	2,833	4.64	21.51	—
22.90—40.69	3,606	5.05	24.84	—	3,439	5.05	24.90	—
41.00—54.19	76	4.22	44.78	—	79	4.22	44.78	—

	35,972	6.42	14.89	$129,599	21,607	5.22	15.54	$76,091

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress’s closing stock price of $16.95 at April 2, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 14.0 million as of April 2, 2006.

As of April 2, 2006, stock options vested and expected to vest totaled approximately 34.3 million shares, with weighted-average remaining contractual life of 6.42 years and weighted-average exercise price of $14.92 per share. The aggregate intrinsic value was approximately $69.6 million.

ESPP:

The ESPP allows eligible employees of Cypress and its subsidiaries to purchase shares of Cypress’s common stock through payroll deductions. The term of the ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. During fiscal 2005, Cypress issued 2.9 million shares with a weighted-average price of $7.52 per share and a grant-date fair value of $5.68 per share. No shares were issued during the three months ended April 2, 2006. The ESPP provided for an annual increase in shares available for issuance equal to 1.5% of the number of outstanding common stock on the last day of the preceding fiscal year. As of April 2, 2006, approximately 4.3 million shares were available for future issuance under the ESPP.

(1)	On May 1, 2006, Cypress’s stockholders approved an amendment to the ESPP that: (i) extends the term of the ESPP by ten years, and (ii) reduces the percentage for the annual increase in shares available for issuance from 1.5% to 1.0% of the number of outstanding common stock on the last day of the preceding fiscal year. Effective upon such stockholder approval, Cypress further agreed to: (i) reduce the number of shares outstanding under the plan from 4.3 million to 2.3 million, (ii) only extend the term of the plan by seven years, and (iii) further reduce the percentage for the annual increase in the shares available for issuance from 1.0% to .75% of the number of outstanding common stock on the last day of the preceding fiscal year.

Equity Incentive Program – SunPower

Stock Option Plans:

SunPower has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Incentive Stock Plan (“1996 Plan”), and the 2005 Incentive Stock Plan (“2005 Plan”). Under the terms of the plans, SunPower may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by SunPower’s board of directors in August 2005, and was approved by stockholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options such as the 1988 Plan and the 1996 Plan, but also for the grant of stock appreciation rights, restricted stock grants, and other equity rights. As of April 2, 2006, approximately 0.1 million shares were available for grant under the 2005 Plan. In May 2006, SunPower’s stockholders approved an increase of the number of shares available for future issuance by 0.3 million shares under the 2005 Plan.

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

The following table summarizes SunPower’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of January 1, 2006	6,572	$3.41
Granted	17	38.40
Exercised	(183)	2.22
Forfeited or expired	(73)	3.04

Options outstanding as of April 2, 2006	6,333	3.54

Options exercisable as of April 2, 2006	2,074	2.45

The weighted-average grant-date fair value was $30.47 per share for options granted during the three months ended April 2, 2006, and $0.95 for options granted during the three months ended April 3, 2005. The total intrinsic value of options exercised was $6.9 million for the three months ended April 2, 2006, and $0.1 million for options exercised during the three months ended April 3, 2005. Total fair value of options vested was $1.1 million for the three months ended April 2, 2006 and $0.9 million for the three months ended April 3, 2005.

Information regarding stock options outstanding as of April 2, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.30 — $0.66	1,187	6.91	$0.51	$44,662	666	6.69	$0.53	$25,074
2.00 — 3.30	4,414	8.61	3.28	153,938	1,395	8.57	3.28	48,648
4.30 — 9.50	537	9.30	6.97	16,748	8	9.45	8.92	223
10.80 — 17.00	130	9.61	11.71	3,442	5	9.62	17.00	106
29.02 — 38.40	65	9.73	31.50	438	—	—	—	—

	6,333		3.54	$219,228	2,074		2.45	$74,051

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower’s closing stock price of $38.16 at April 2, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 2.1 million as of April 2, 2006.

As of April 2, 2006, stock options vested and expected to vest totaled approximately 6.1 million shares, with weighted-average remaining contractual life of 8.38 years and weighted-average exercise price of $3.52 per share. The aggregate intrinsic value was approximately $210.9 million.

The following table summarizes SunPower’s non-vested restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2006	15	$30.04
Granted	11	39.75
Vested	—	—
Forfeited or expired	—	—

Non-vested as of April 2, 2006	26	34.09

Stock Unit Plan:

In September 2005, SunPower adopted the 2005 Stock Unit Plan in which all of SunPower’s employees except its executive officers and directors are eligible to participate, although SunPower currently intends to limit participation to those of its non-US employees who are not senior managers. Under the 2005 Stock Unit Plan, SunPower’s board of directors awards participants the right to receive cash payments from SunPower in an amount equal to the appreciation in SunPower’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. As of April 2, 2006, SunPower has granted approximately 60,000 units to 600 employees in the Philippines at an average unit price of $13.80. A maximum of 100,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the three months ended April 2, 2006, total compensation expense was approximately $0.2 million.

Equity Incentive Program – Silicon Light Machines (“SLM”)

SLM, a privately-held subsidiary of Cypress, has a stock option plan. SLM made available for grant 11.0 million shares under the terms of its plan. The plans allow the subsidiaries to grant options to qualified employees and consultants. Options become exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant. As of April 2, 2006, approximately 2.6 million shares were available for grant under the SLM stock option plan. For the three months ended April 2, 2006, stock-based compensation expense from the SLM stock option plan was immaterial to the Company’s consolidated results of operations.

The following table summarizes SLM’s stock option activities:

(In thousands, except per-share amount)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of January 1, 2006	8,563	$0.32
Granted	148	0.25
Forfeited or expired	(356)	0.25

Options outstanding as of April 2, 2006	8,355	0.32

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

In connection with the sale of the NSE Assets to NetLogic (see Note 3), the Company has agreed to indemnify NetLogic with respect to certain matters. Specifically, the Company has agreed to indemnify NetLogic, for up to $16.6 million, for claims arising from the representations and warranties made by the Company under the Agreement. The term of the Company’s indemnification obligation is 18 months for all such representations and warranties, except our representation regarding the intellectual property included in the NSE Assets, which survives for a period of three years from the closing. Included in the NSE Assets were shares of capital stock acquired by the Company in a previous acquisition. The Company’s indemnification obligation with respect to such shares is uncapped. The Company’s indemnification obligation with respect to any other liability under the Agreement is capped at the purchase price paid by NetLogic for the NSE Assets.

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

The following table presents the Company’s warranty reserve activities:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Beginning balance	$2,869	$2,717
Settlements made	(1,320)	(2,141)
Provisions made	1,988	2,605

Ending balance	$3,537	$3,181

Acquisition-Related Contingent Compensation

The following table summarizes the acquisition-related contingent compensation charges recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Cost of revenues	$19	$—
Research and development	1,475	932
Selling, general and administrative	308	—

Total	$1,802	$932

Descriptions of the acquisition-related contingent compensation charges and the status of payments are as follows:

CMS:

During the fourth quarter of fiscal 2005, the Company completed the acquisition of CMS’s minority interest. In connection with the acquisition, all vested stock options and immature shares of CMS’s capital stock were exchanged for $0.65 in cash per share, resulting in a charge of $1.0 million in fiscal 2005. Payment of $1.0 million was made in cash in fiscal 2005. As of April 2, 2006, no accrual was outstanding.

In addition, unvested shares and options were exchanged for a right to receive $0.65 in cash per share in the future for a total contingent consideration of $3.1 million. The value of the consideration will be amortized ratably on a straight-line basis over the employment service period. To date, the Company recorded total charges of $0.4 million, of which $0.3 million was recorded in the first quarter of fiscal 2006 and $0.1 million was recorded in fiscal 2005. Payment of $0.4 million was made in cash in the first quarter of fiscal 2006. As of April 2, 2006, no accrual was outstanding.

SMaL Camera Technologies, Inc. (“SMaL”):

During the first quarter of fiscal 2005, the Company completed the acquisition of SMaL. The terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment service period. Such payments will be accounted for as compensation and expensed in the appropriate periods. Of the $20.8 million contingent compensation based on achievement of sales milestones and employment, $20.0 million has been annulled during fiscal 2005 as the sales targets have not been met.

To date, the Company recorded total charges of $1.0 million, of which $0.4 million was recorded in the first quarter of fiscal 2006 and $0.6 million in fiscal 2005, related to the achievement of individual performance milestones and employment. Payment of $0.7 million was made in cash during the first quarter of fiscal 2006. As of April 2, 2006, an accrual of $0.3 million remained outstanding.

Cascade Semiconductor Corporation (“Cascade”):

During the first quarter of fiscal 2004, the Company completed the acquisition of Cascade. The terms of the acquisition include contingent consideration of approximately $9.4 million payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment service period. Employment-only contingent consideration is recognized over the employment service period.

To date, the Company recorded total charges of $7.9 million related to the contingent consideration, of which $1.1 million was recorded in the first quarter of fiscal 2006, $2.0 million was recorded in fiscal 2005 and $4.8 million was recorded in fiscal 2004. Payments related to the $7.9 million charges consisted of the following:

(1)	155,000 shares of the Company’s common stock valued at $1.6 million were issued in fiscal 2004;
(2)	145,000 shares of the Company’s common stock valued at $1.6 million were issued in fiscal 2005;
(3)	a cash payment of $1.5 million was made in fiscal 2005; and
(4)	an accrual of $3.2 million to be paid in cash or shares at the Company’s option was outstanding as of April 2, 2006.

Synthetic Lease

On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, the Company may extend the lease if the lessor allows. If the Company had exercised its right to purchase all the properties subject to the synthetic lease at April 2, 2006, the Company would have been required to make a payment totaling $62.7 million (the “Termination Value”). If the Company exercises its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

In accordance with FASB Interpretation No. 45, the Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease. As of April 2, 2006, the unamortized balance was $0.9 million.

The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. The Company has performed an analysis and determined a loss contingency accrual is required. As of April 2, 2006, the loss contingency accrual was $3.5 million, representing the total amounts recognized through the end of the first quarter of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of April 2, 2006, the balance of restricted cash and accrued interest was $63.4 million and was classified in “Other assets” in the Condensed Consolidated Balance Sheets.

In addition, the Company is also required to comply with certain financial covenants associated with the synthetic lease. As of April 2, 2006, the Company was in compliance with such financial covenants.

Litigation and Asserted Claims

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted the Company and charged that the Company infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued the Company and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held, in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. On March 1, 2006, the Arizona Court ordered that all claims and counterclaims related to these 14 patents were dismissed with prejudice. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Therefore, there are currently four patents that are still at issue in this litigation. The case is in the “claim construction” (i.e., patent claim interpretation) phase on the four remaining patents. The claim construction hearing concluded on December 10, 2004, and the Company is awaiting the Judge’s order. The Company has reviewed and investigated the allegations in both Lemelson’s original and amended complaints. The Company believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

NOTE 10. DEBT AND EQUITY TRANSACTIONS

Collateralized Debt Instruments

The Company’s collateralized debt instruments consists of long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.8 million. These agreements are collateralized by specific equipment located at the Company’s U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. Both loans are subject to financial covenants. As of April 2, 2006, the Company was in compliance with the financial covenants. As of April 2, 2006 and January 1, 2006, the aggregate principal outstanding was $0.3 million and $6.1 million, respectively. One of the two loans was paid in full during the first quarter of fiscal 2006.

Equity Option Contracts

As of April 2, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in June 2006. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended. For the three months ended April 2, 2006, the Company received total premiums of approximately $0.6 million upon extensions of the contracts. No premiums were received for the three months ended April 3, 2005. The amounts were recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheets.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax, were as follows:

	As of
(In thousands)	April 2, 2006	January 1, 2006
Accumulated net unrealized losses on available-for-sale investments	$(166)	$(481)
Accumulated net unrealized gains on derivatives	317	1,245

Total accumulated other comprehensive income	$151	$764

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Net income (loss)	$7,081	$(68,796)
Net unrealized gains (losses) on available-for-sale investments	315	(168)
Net unrealized gains (losses) on derivatives	(928)	1,215

Total comprehensive income (loss)	$6,468	$(67,749)

NOTE 12. FOREIGN CURRENCY DERIVATIVES

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

As of April 2, 2006, the Company’s hedge instruments consisted primarily of foreign exchange forward contracts for SunPower. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

Cash Flow Hedges

Hedges of forecasted foreign currency denominated revenues using foreign exchange forward contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized gains recorded in accumulated other comprehensive income, net of tax, was $0.3 million and $1.2 million as of April 2, 2006 and January 1, 2006, respectively. As of April 2, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $56.9 million and $31.2 million, respectively. All outstanding contracts will mature by January 2007.

Fair Value Hedges

On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euro. When these purchases are hedged using foreign exchange forward contracts that qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in fair value of the derivative contracts are recognized in the Condensed Consolidated Statements of Operations. Under the fair value hedge treatment, the changes in the firm commitment on a spot-to-spot basis are recorded in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheets and in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. No forward contracts were outstanding as of April 2, 2006. As of January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $3.1 million.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot-to-spot basis using the dollar-offset method and both the excluded time value and any ineffectiveness are recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The changes in excluded time value were immaterial for all periods presented. No ineffectiveness was recorded for any periods presented.

In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances. As of April 2, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $0.8 million and $26.6 million, respectively, to offset the risks associated with foreign currency denominated assets and liabilities. All outstanding contracts will mature by April 2006.

NOTE 13. INCOME TAXES

The Company’s effective rate of income tax expense was 18.9% for the three months ended April 2, 2006 and 0.5% for the three months ended April 3, 2005. The tax expense for both periods was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by amortization of a deferred tax liability associated with purchased intangible assets in a foreign country.

The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. The Company’s effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

The tax returns of the Company and its subsidiaries could be subject to examination by various tax authorities in countries in which the Company operates. In November 2005, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s federal income tax return for fiscal 2003. As of April 2, 2006, no adjustments have been proposed by the IRS.

NOTE 14. 2001 EMPLOYEE STOCK PURCHASE ASSISTANCE PLAN (“SPAP”)

On May 3, 2001, the Company’s stockholders approved the adoption of the SPAP. The SPAP will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP. The loans were granted to certain executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was collateralized by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. Effective January 2, 2006, the loans are callable and bear interest at a rate of 4.38% per annum, except for loans to executive officers, whose loans bear interest at the rate of 5.0% per annum. As of April 2, 2006, the Company had one executive officer whose loan bore a 5.0% interest rate. As the loans are at interest rates below the estimated market rate, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each loan outstanding. Compensation expense related to these loans was $0.6 million and $0.5 million for the three months ended April 2, 2006 and April 3, 2005, respectively.

The following table summarizes the components of the outstanding loan balance:

	As of
(In thousands)	April 2, 2006	January 1, 2006
Principal:
Active employees	$27,848	$29,946
Former employees	16,370	15,748

Total principal	44,218	45,694

Accrued interest:
Active employees	5,431	5,512
Former employees	3,304	3,046

Total accrued interest	8,735	8,558

Total outstanding loan balance – principal and accrued interest	52,953	54,252
Less: allowance for uncollectible loans	(8,469)	(8,469)

Total outstanding loan balance, net	$44,484	$45,783

The outstanding loan balance, net of allowance for uncollectible loans, is classified as a current asset in the Condensed Consolidated Balance Sheets.

Changes in the allowance for uncollectible loans are recognized in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. To date, write-offs have totaled less than ten thousand dollars.

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

During the second quarter of fiscal 2006, the Company implemented certain new measures for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principle balances. These changes to the SPAP program include, but are not limited to, payment requirement on interest accrued after the first quarter of fiscal 2006, collateral requirement, changes of interest rates charged on outstanding loan balances, and the requirement to use proceeds from the sale of stock options or shares under the ESPP to pay down the outstanding balances in certain circumstances.

NOTE 15. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding for the period and excludes all potentially dilutive securities. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period and includes any potentially dilutive securities, except when their effect is anti-dilutive.

The dilutive effect of outstanding options is reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and ESPP stock purchases, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the awards becomes deductible are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per-share amounts)	April 2, 2006	April 3, 2005
Basic net income (loss) per share:
Net income (loss)	$7,081	$(68,796)

Weighted-average common shares	138,330	130,506

Basic net income (loss) per share	$0.05	$(0.53)

Diluted net income (loss) per share:
Net income (loss)	$7,081	$(68,796)
SunPower	(19)	—
Other	(78)	—

Net income (loss) for diluted computation	$6,984	$(68,796)

Weighted-average common shares	138,330	130,506
Effect of dilutive securities:
Stock options	6,379	—
Other	206	—

Weighted-average common shares for diluted computation	144,915	130,506

Diluted net income (loss) per share	$0.05	$(0.53)

SunPower:

In accordance with SFAS No. 128, “Earnings per Share,” net income used in the diluted computation for the three months ended April 2, 2006 has been adjusted to account for the impact of the Company’s proportionate interest in SunPower’s earnings attributable to SunPower’s common shares.

1.25% Convertible Subordinated Notes (“1.25% Notes”):

For the three months ended April 2, 2006, approximately 33.0 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net income per share as the impact was anti-dilutive.

For the three months ended April 3, 2005, approximately 33.1 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive.

Stock Options:

For the three months ended April 2, 2006, approximately 19.9 million shares of stock options were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the period, and therefore, their inclusion would have been anti-dilutive.

For the three months ended April 3, 2005, all outstanding options of approximately 46.1 million shares were excluded from the calculation of diluted net loss per share as the Company was in a net loss position, and therefore, their inclusion would have been anti-dilutive.

Other:

The Company maintains a key employee deferred compensation plan. For the first quarter of fiscal 2006, net income for diluted computation was adjusted for the compensation credit recorded under the deferred compensation plan, and the weighted-average common shares for diluted computation included the effect of the shares that would be issuable upon settlement of the deferred compensation plan. For the first quarter of fiscal 2005, no adjustments related to the deferred compensation plan were included as their inclusion would have been anti-dilutive.

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

The Company designs, develops, manufactures and markets a broad range of solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During fiscal 2005, in conjunction with the Fiscal 2005 Restructuring Plan, the Company redefined its internal organizational structure and identified five reportable business segments based on the criteria of SFAS No. 131. The five reportable business segments are as follows:

Reportable Segments	Description
Computation and Consumer Division (“CCD”):	a product division focusing on the timing solutions, universal serial bus and programmable system-on-chip products
Data Communications Division (“DCD”):	a product division focusing on the specialty memory products and programmable logic devices
Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products
SunPower:	a majority-owned subsidiary of Cypress specializing in silicon solar cells and modules
Other:	includes Silicon Light Machines, a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, certain foundry-related services performed by the Company on behalf of others, and certain corporate expenses

The Company does not allocate gain on sale of assets, restructuring, acquisition-related costs, stock-based compensation expense, interest and other income and expense, income taxes and minority interest to its segments. In addition, the Company does not allocate assets and liabilities to the segments as the Company does not manage its business this way.

The following tables set forth information relating to the reportable business segments:

Revenues:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
CCD	$89,208	$65,989
DCD	32,023	41,419
MID	76,200	74,005
SunPower	41,958	11,092
Other	9,748	7,799

Total revenues	$249,137	$200,304

Income (Loss) Before Income Taxes and Minority Interest:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
CCD	$8,195	$732
DCD	3,783	(313)
MID	(3,063)	(17,464)
SunPower	1,902	(4,292)
Other	(4,286)	(3,361)
Unallocated items:
Restructuring (1)	(602)	(19,029)
Gain on sale of NSE Assets	5,998	—
Acquisition-related costs	(4,450)	(20,700)
Stock-based compensation	(10,705)	(1,776)
Interest and other income (expense), net	12,009	(2,282)

Income (loss) before income taxes and minority interest	$8,781	$(68,485)

(1)	For the three months ended April 3, 2005, $3.7 million of restructuring costs was included in stock-based compensation as the amounts were related to the modifications of stock option agreements for certain terminated employees under the Fiscal 2005 Restructuring Plan (see Note 5).

Geographical Information:

International revenues accounted for approximately 73% of total revenues for the three months ended April 2, 2006, and approximately 69% of total revenues for the three months ended April 3, 2005.

The following table presents the Company’s total revenues by geographical locations:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
United States	$66,424	$62,321
Europe	48,947	29,047
Japan	25,963	19,568
Asia-Pacific	107,803	89,368

Total revenues	$249,137	$200,304

Customer Information:

Sales to distributors accounted for approximately 58% of total revenues for the three months ended April 2, 2006, and approximately 51% of total revenues for the three months ended April 3, 2005.

The following table presents certain information on the Company’s significant customers, including distributors, who accounted for 10% or greater of total revenues:

	Three Months Ended
	April 2, 2006	April 3, 2005
Number of significant customers	0	2
Percentage of total revenues	—	15% and 11%

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

Executive Summary

General:

We design, develop, manufacture and market a broad range of silicon-based products and solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. Leveraging a strong commitment to customer service and performance-based process and manufacturing expertise, our product portfolio includes a selection of wired and wireless universal serial bus (“USB”) devices, complementary metal oxide semiconductor (“CMOS”) image sensors, timing solutions, specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and, through our majority-owned subsidiary SunPower Corporation (“SunPower”), solar power products.

We operate under the following reportable business segments:

Reportable Segments	Description
Computation and Consumer Division (“CCD”):	a product division focusing on the timing solutions, universal serial bus and programmable system-on-chip products
Data Communications Division (“DCD”):	a product division focusing on the specialty memory products and programmable logic devices (“PLD”)
Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products
SunPower:	a majority-owned subsidiary of Cypress specializing in silicon solar cells and modules
Other:	includes Silicon Light Machines, a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, certain foundry-related services performed by the Company on behalf of others, and certain corporate expenses

SunPower:

During the fourth quarter of fiscal 2005, SunPower, a majority-owned subsidiary of Cypress specializing in solar power products, successfully completed the initial public offering (“IPO”) of 8.8 million shares of its class A common stock. As of April 2, 2006, we owned approximately 52.0 million shares of SunPower’s class B common stock. Our ownership in SunPower as of April 2, 2006 was as follows:

As a percentage of SunPower’s total outstanding shares of capital stock	84.9%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis after taking into account its outstanding stock options	77.0%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	97.8%

Only we, our successors in interest and our subsidiaries may hold shares of SunPower’s class B common stock unless we distribute the shares to our stockholders in a tax-free distribution. We currently do not have a plan to make such a distribution, although we may elect to effect such a distribution in the future. We have agreed not to sell or distribute any of our shares of SunPower’s class B common stock without prior consent of Credit Suisse First Boston and Lehman Brothers, lead underwriters of SunPower’s IPO transaction, until 270 days after November 16, 2005. In addition, SunPower employees generally have a 180-day lock-up period after November 16, 2005 on the exercise of their vested stock options.

Sale of Network Search Engine (“NSE”) Assets:

During the first quarter of fiscal 2006, we completed the sale of the assets and intellectual property associated with certain products in our NSE product line to NetLogic Microsystems, Inc. (“NetLogic”) pursuant to that certain Agreement for the Purchase and Sale of Assets, dated January 25, 2006 and amended February 15, 2006 (the “Agreement”). The products sold to NetLogic included the Ayama™ 10000, Ayama 20000, and NSE70000 Network Search Engine families as well as the Sahasra™ 50000 Algorithmic Search Engine family (the “NSE Assets”). We retained and continue to support the custom TCAM1 and TCAM2 products in our NSE product line.

Pursuant to the terms of the Agreement, NetLogic issued to us $50.0 million in NetLogic’s common stock, or approximately 1.7 million shares valued at $30.24 per share, at the date of the Agreement. Included in the 1.7 million shares of NetLogic’s common stock were approximately 0.2 million shares that were issued to us upon the delivery of certain audited financial statements related to the NSE Assets to NetLogic. In addition, if certain revenue milestones associated with the NSE Assets are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and up to an additional 0.3 million shares in NetLogic’s common stock.

Highlight of Results of Operations:

Revenues for the three months ended April 2, 2006 were $249.1 million, an increase of $48.8 million, or 24%, compared to the three months ended April 3, 2005. Growth in SunPower, coupled with demand for our PSoC family of mixed signal arrays in consumer applications and overall strength in our CCD segment, drove the increase in revenues and offset weaknesses in our DCD segment. Gross margin increased approximately 4.7% during the first quarter of fiscal 2006 compared with the same prior-year period. Increase in sales volumes, coupled with improved factory performance, contributed to the increase in gross margin.

For the three months ended April 2, 2006, total research and development and selling, general and administrative expenses increased $11.1 million compared to the same prior-year period. The increase was primarily due to the stock-based compensation charges recorded under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” coupled with increases in other employee-related compensation charges.

We adopted SFAS No. 123(R) in the first quarter of fiscal 2006 and recorded total stock-based compensation charges of approximately $10.7 million.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of SFAS No. 123(R), there have been no significant changes during the three months ended April 2, 2006 to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2006.

Stock-Based Compensation:

Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the awards. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 8 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Results of Operations

Revenues

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
CCD	$89,208	$65,989
DCD	32,023	41,419
MID	76,200	74,005
SunPower	41,958	11,092
Other	9,748	7,799

Total revenues	$249,137	$200,304

CCD:

For the three months ended April 2, 2006, revenues from the sales of CCD products increased $23.2 million, or 35%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $18.0 million in sales of our PSoC products, driven by a ramp in consumer applications, including MP3 players, set-top boxes and gaming, and continued expansion in computation platforms with major personal computer manufacturers. In addition, continued market strength of our USB products contributed an increase of approximately $5.5 million in revenues.

DCD:

For the three months ended April 2, 2006, revenues from the sales of DCD products decreased $9.4 million, or 23%, compared to the same prior-year period. The decrease in revenues was primarily attributable to the decline of approximately $4.1 million in sales of our NSE products. During the first quarter of fiscal 2006, we sold a portion of our NSE product line to NetLogic. In addition, the decrease in revenues was attributable to the decline of approximately $2.8 million in sales of our PLD products as certain of our PLD products are at the end-of-life cycle. Softness in demand for our specialty memory products contributed a decline of approximately $1.8 million in revenues.

MID:

For the three months ended April 2, 2006, revenues from the sales of MID products increased $2.2 million, or 3%, compared to the same prior-year period. The increase was primarily attributable to a $2.0 million increase in sales of our SRAM business to networking and wireless customers as we benefited from the continued consolidation in the SRAM market. For the three months ended April 2, 2006, sales of our image sensor products were flat compared to the same prior-year period.

SunPower:

For the three months ended April 2, 2006, revenues from the sales of SunPower products increased $30.9 million, or 278%, compared to the same prior-year period. The increase was primarily attributable to additional manufacturing capacity, coupled with higher demand for its products driven by a strong global solar market. SunPower began production in its third manufacturing line during the first quarter of fiscal 2006.

Other:

For the three months ended April 2, 2006, revenues increased $1.9 million, or 25%, compared to the same prior-year period. The increase was primarily attributable to an increase of $1.2 million in revenues generated by our subsidiary Silicon Light Machines, which specializes in grating light valve technology.

Cost of Revenues/Gross Margin

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Cost of revenues	$145,725	$126,649
Gross margin	41.5%	36.8%

For the three months ended April 2, 2006, gross margin benefited from a 24% increase in sales volumes compared to the three months ended April 3, 2005. In addition, gross margin improved period-over-period due to increased margins in SunPower, CCD’s timing solution business and MID’s SRAM business, coupled with increased efficiencies in our wafer fab utilization. However, for the three months ended April 2, 2006, we continued to experience downward pressure on gross margin due to the product mix as SunPower with lower margins became a larger portion of our business and volumes from DCD with higher margins declined.

For the three months ended April 2, 2006, cost of revenues included $0.9 million of stock-based compensation charge under SFAS No. 123(R).

Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down inventories caused by changes in demand condition in the cyclical nature of our business. During the three months ended April 2, 2006 and April 3, 2005, the net impact of the inventory adjustments was a charge of $2.9 million and $3.9 million, respectively. The inventory reserve balance was $27.9 million and $30.5 million as of April 2, 2006 and January 1, 2006, respectively.

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

In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the balance sheets. In accordance with Staff Accounting Bulletin No. 100, the contra asset account is relieved at the time the inventory is either sold or scrapped. At April 2, 2006, the remaining inventory reserve represented excess and obsolete inventories that have not been scrapped or sold.

Research and Development (“R&D”) Expenses

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
R&D	$62,666	$58,040
As a percentage of total revenues	25.2%	29.0%

For the three months ended April 2, 2006, R&D expenses increased $4.6 million compared to the same prior-year period. The increase in R&D expenditures was primarily due to:

•	Stock-based compensation expense of $4.7 million related to employee stock options and employee stock purchases as we implemented SFAS No. 123(R) during the first quarter of fiscal 2006; and
•	Other compensation expense of $3.8 million primarily related to charges recorded for two employee-related bonus plans implemented in the first quarter of fiscal 2006, additional hiring of new employees and higher earn-out payments related to our acquisitions.

These increases in R&D expenditures were partially offset by a $1.2 million reduction in depreciation and a $2.3 million reduction in spending on R&D supplies and materials.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
SG&A	$44,920	$38,409
As a percentage of total revenues	18.0%	19.2%

For the three months ended April 2, 2006, SG&A expenses increased $6.5 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to:

•	Stock-based compensation expense of $5.1 million related to employee stock options and employee stock purchases as we implemented SFAS No. 123(R) during the first quarter of fiscal 2006; and
•	Other compensation expense of $3.6 million primarily related to charges recorded for two employee-related bonus plans implemented in the first quarter of fiscal 2006, additional hiring of new employees and higher earn-out payments related to our acquisitions.

These increases in SG&A expenses were partially offset by a $1.6 million reduction in purchases of supplies and other discretionary spending as a result of our restructuring measures implemented during fiscal 2005.

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

We recorded restructuring charges of $0.6 million and $22.7 million for the three months ended April 2, 2006 and April 3, 2005, respectively, primarily related to our restructuring plan implemented in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). For additional information on the Fiscal 2005 Restructuring Plan, refer to Note 5 of Notes to Condensed Consolidated Financial Statements. For additional information regarding our planned cost savings and actual results, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

For the three months ended April 2, 2006, amortization was $4.5 million compared with $8.4 million during the corresponding fiscal 2005 period. The decrease was primarily attributable to a $3.4 million decrease in amortization of certain purchased technology intangible assets as they had been fully amortized during fiscal 2005.

In-Process Research and Development Charge

For the three months ended April 3, 2005, we recorded $12.3 million of in-process research and development expense relating to our acquisition of SMaL Camera Technologies, Inc. (“SMaL”). No in-process research and development expense was recorded for the three months ended April 2, 2006, as we did not have any acquisitions.

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

Status of In-Process Research and Development Projects:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of April 2, 2006, we have incurred total post-acquisition costs of approximately $11.7 million related to the in-process research and development projects and estimate that an additional investment of approximately $4.0 million will be required to complete the projects. We expect to complete the projects by June 2006, which is delayed by one quarter when compared to our original estimate.

Gain on Sale of NSE Assets

During the first quarter of fiscal 2006, we completed the sale of the assets and intellectual property associated with certain products in our NSE product line to NetLogic pursuant to that certain Agreement for the Purchase and Sale of Assets, dated January 25, 2006 and amended February 15, 2006 (the “Agreement”). The products sold to NetLogic included the Ayama™ 10000, Ayama 20000, and NSE70000 Network Search Engine families as well as the Sahasra™ 50000 Algorithmic Search Engine family (the “NSE Assets”). We retained and continue to support TCAM1 and TCAM2 products in our NSE product line. The NSE product line is a business unit of our DCD segment.

Pursuant to the terms of the Agreement, NetLogic issued to us $50.0 million in NetLogic’s common stock, or approximately 1.7 million shares valued at $30.24 per share, at the date of the Agreement. Included in the 1.7 million shares of NetLogic’s common stock was approximately 0.2 million shares that were issued to us upon the delivery of certain audited financial statements related to the NSE Assets to NetLogic. In addition, if certain revenue milestones associated with the NSE Assets are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and up to an additional 0.3 million shares in NetLogic’s common stock.

We recorded a gain of $6.0 million in connection with the disposal of the NSE Assets during the first quarter of fiscal 2006. The following table summarizes the components:

(In thousands)
Value of shares of NetLogic’s common stock received	$58,531
Net book value of assets sold to NetLogic	(4,021)
Goodwill related to assets sold	(44,070)
Severance and other benefits	(2,799)
Transaction costs	(1,643)

Gain on disposal of NSE Assets	$5,998

The value of the shares of NetLogic’s common stock received was determined using the closing price of NetLogic’s common stock of $35.40 on February 15, 2006, the effective date of the completion of the transaction.

Assets sold to NetLogic included the following:

(In thousands)
Inventories, net	$2,716
Prepaid expense	201
Property and equipment, net	67
Intangible assets, net	1,037

Total assets sold to NetLogic	$4,021

Intangible assets sold to NetLogic included certain purchased technology and trademarks which had previously been acquired by us in conjunction with business combinations.

The NSE product line included goodwill which had previously been acquired by us in conjunction with business combinations. However, NetLogic did not acquire any goodwill from the NSE product line pursuant to the Agreement. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we included a portion of the goodwill in the carrying amount of the NSE Assets in determining the gain on disposal. The amount was based on the relative fair values of the NSE Assets disposed of and the remaining portion of the NSE products that is retained by us.

In conjunction with the sale, the Company paid severance and other benefits to 54 employees in the NSE unit (35 in research and development and 19 in selling, general and administrative functions) who have either been terminated or transferred to NetLogic as a direct result of this transaction.

Interest Income

Interest income consists primarily of interest earned on cash equivalents, short-term investments and restricted cash. In addition, interest income includes interest earned on our loans to employees under the employee stock purchase assistance plan.

For the three months ended April 2, 2006, interest income was $5.1 million compared with $2.6 million for the same prior-year period. The increase in interest income was primarily attributable to an increase of $2.3 million in interest earned on our cash and investments as a result of higher average cash and investment balances coupled with higher interest rates.

Interest Expense

Interest expense is primarily associated with our convertible subordinated notes, collateralized debt instruments and SunPower’s interest payment related to customer advances.

For the three months ended April 2, 2006, interest expense was $2.2 million compared with $2.2 million during the same prior-year period. For the first quarter of fiscal 2006, interest expense related to our collateralized debt instruments decreased $0.2 million due to lower principle balances compared to the first quarter of fiscal 2005. This decrease in interest expense was offset by an increase of $0.3 million in SunPower’s interest expense on customer advances during the first quarter of fiscal 2006. Interest expense associated with our 1.25% convertible subordinated notes was flat period-over-period.

Other Income (Expense), Net

For the three months ended April 2, 2006, other income, net, was $9.2 million, compared with other expense, net, of $2.7 million during the same prior-year period. The following table summarizes the components of other income (expense), net:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Amortization of bond issuance costs	$(930)	$(930)
Investment impairment charges	(883)	(421)
Gain on sale of publicly-traded investments	7,093	—
Gain on other investments	2,934	—
Changes in fair value of warrants held	40	—
Foreign exchange gain (loss)	146	(444)
Changes in fair value of investments held in trust for deferred compensation plan	883	(856)
Other	(103)	(8)

Total other income (expense), net	$9,180	$(2,659)

Gain on Sale of Publicly-Traded Investments:

In connection with the sale of the NSE Assets to NetLogic, we received approximately 1.7 million shares of NetLogic’s common stock (see “Gain on Sale of NSE Assets” discussion above). Subsequent to the completion of the transaction, we sold approximately 1.5 million shares of NetLogic’s common stock and recognized a gain of $6.2 million in the first quarter of fiscal 2006.

In addition, during the first quarter of fiscal 2006, we completed the sale of our equity interests in another publicly-traded company and recognized a gain of $0.9 million.

Gain on Other Investments:

We hold investments in certain privately-held companies. During the first quarter of fiscal 2006, one of the privately-held companies merged with a publicly-traded company, resulting in us receiving shares in the publicly-traded company. As a result of the transaction, we recognized a gain of $2.9 million.

Deferred Compensation Plan:

In fiscal 1995, we adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. We do not match the contributions made by the employees or guarantee returns on their investments. As of April 2, 2006 and January 1, 2006, deferred compensation plan assets of $21.0 million and $23.2 million, respectively, were recorded in “Other assets,” and liabilities of $24.7 million and $27.8 million, respectively, were recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

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

All non-cash charges recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Changes in fair value of assets recorded in other income (expense), net	$883	$(856)
Changes in fair value of liabilities recorded in:
Cost of revenues	(326)	209
Research and development	(376)	241
Selling, general and administrative	(287)	184

Total expense	$(106)	$(222)

Provision for Income Taxes

Our effective rate of income tax expense was 18.9% for the three months ended April 2, 2006 and 0.5% for the three months ended April 3, 2005. The tax expense for both periods was attributable to income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by amortization of a deferred tax liability associated with purchased intangible assets in a foreign country.

The future tax benefit of certain losses is not currently recognized due to management’s assessment of the likelihood of realization of these benefits. Our effective tax rate may vary from the U.S. statutory rate primarily due to utilization of future benefits, the earnings of foreign subsidiaries taxed at different rates, tax credits, and other business factors.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and long-term debt:

	As of
(In thousands)	April 2, 2006	January 1, 2006
Cash, cash equivalents and short-term investments	$351,076	$330,308
Working capital	$519,173	$435,110
Long-term debt (excluding current portion)	$601,128	$601,538

Key Components of Cash Flows:

	Three Months Ended
(In thousands)	April 2, 2006	April 3, 2005
Net cash flow generated from (used in) operating activities	$36,055	$(11,319)
Net cash flow used in investing activities	(22,179)	(6,974)
Net cash flow generated from financing activities	15,110	8,211

Net increase (decrease) in cash and cash equivalents	$28,986	$(10,082)

During the three months ended April 2, 2006, net cash generated from operations increased $47.4 million compared with the three months ended April 3, 2005. The increase was primarily due to net income generated during the current quarter compared with a net loss incurred in the same prior-year period, adjusted for certain non-cash items including gains on investments, gain on sale of assets and changes in operating assets and liabilities.

During the three months ended April 2, 2006, we spent approximately $37.5 million for the acquisitions of property and equipment (which included $20.3 million use of cash for SunPower’s purchases). These uses of cash were partially offset by proceeds of $14.2 million from sales and maturities of investments, net of purchases.

During the three months ended April 2, 2006, cash generated from financing activities included proceeds of approximately $20.8 million from the issuance of common shares under our employee stock plans, partially offset by $5.9 million for the repayment of debt.

Liquidity:

Our Board of Directors has approved a program authorizing the repurchase of our common stock in the open market or in privately negotiated transactions. The maximum amount that can be repurchased is limited to $15.0 million. To date, we have not repurchased any shares under this plan.

We have $599.0 million of aggregate principal amount in the outstanding 1.25% Notes that are due in June 2008. We have the ability to call for redemption of all or a portion of the 1.25% Notes any time after June 20, 2006. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of April 2, 2006, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

On June 27, 2003, we entered into a synthetic lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to this lease at April 2, 2006, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of April 2, 2006, the amount of restricted cash and accrued interest was $63.4 million, which was classified as a non-current asset in the Condensed Consolidated Balance Sheets.

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of April 2, 2006, no amount was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of April 2, 2006, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

In December 2005, SunPower entered into a $25.0 million, three-year revolving credit facility with certain financial institutions. The credit facility is secured by substantially all assets, including the stock of SunPower’s foreign subsidiaries. Borrowings under the credit facility are subject to customary conditions as well as (1) with respect to the first $10.0 million drawn on the credit facility, maintenance of cash collateral to the extent of amounts borrowed (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the credit facility, satisfaction of a coverage test which is based on a ratio of cash flow to capital expenditures. The credit facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. Borrowings outstanding under the credit facility bear interest at a rate of the greater of the prime rate or the federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. As of April 2, 2006, no borrowings were outstanding under this credit facility.

During fiscal 2003, we entered into certain long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.8 million. These agreements are collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts are to be repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates are variable based on changes to LIBOR rates. The loans are subject to financial and non-financial covenants. As of April 2, 2006, the outstanding principal balance was $0.3 million and we were in compliance with the covenants.

Several of our acquisitions obligate us to pay certain contingent compensation in cash based on continued employment and meeting certain milestones. As of April 2, 2006, total outstanding contingent compensation that could be paid in cash under our agreements, assuming all contingencies are met, was $8.8 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. Accordingly, at the end of the first quarter of fiscal 2006, in addition to $250.2 million in cash and cash equivalents, we had $100.9 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $351.1 million. We had an additional $63.4 million of restricted cash related to our synthetic lease. As of April 2, 2006, we had outstanding $599.0 million in principal amount of our 1.25% Notes.

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

We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

Off-Balance Sheet Arrangements:

Synthetic Lease:

On June 27, 2003, we entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, we may extend the lease if the lessor allows. If we had exercised our right to purchase all the properties subject to the synthetic lease at April 2, 2006, we would have been required to make a payment totaling $62.7 million (the “Termination Value”). If we exercise our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” we determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease. As of April 2, 2006, the unamortized balance was $0.9 million.

We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. We have performed an analysis and determined a loss contingency accrual is required. As of April 2, 2006, the accrued loss contingency totaled $3.5 million, representing the amounts recognized through the end of the first quarter of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

We are required to maintain restricted cash or investments to serve as collateral for this lease. As of April 2, 2006, the balance of restricted cash and accrued interest was $63.4 million and was classified in “Other assets” in the Condensed Consolidated Balance Sheets.

In addition, we are required to comply with certain financial covenants associated with the synthetic lease. As of April 2, 2006, we were in compliance with such financial covenants.

Equity Option Contracts:

As of April 2, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. We entered into the equity option contracts as part of our 2001 stock repurchase program. The contracts require physical settlement and will expire in June 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million in cash. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended. During the three months ended April 2, 2006, we received total premiums of approximately $0.6 million upon extensions of the contracts. No premiums were received for the three months ended April 3, 2005. The amounts were recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of fiscal 2006 did not have a material impact on our consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides additional guidance on the implementation of SFAS No. 123(R). We adopted SFAS No. 123(R) in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) had a material impact on our consolidated results of operations, financial condition and cash flows. For more information on our implementation of SFAS No. 123(R) and the stock-based compensation costs recorded in the condensed consolidated financial statements during the three months ended April 2, 2006, refer to “Note 8. Stock-Based Compensation” under Item 1 of this Quarterly Report on Form 10-Q.

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

The fair market value of our 1.25% convertible subordinated notes (“1.25% Notes”) is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the 1.25% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 1.25% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 1.25% Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of April 2, 2006, the estimated fair value of the 1.25% Notes was approximately $737.1 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the 1.25% Notes to approximately $810.8 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the 1.25% Notes to $663.4 million.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow and fair value hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We have entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues at one of our subsidiaries. The total notional amount of these contracts was $56.9 million as of April 2, 2006. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $5.7 million on these contracts.

Investments in Publicly-Traded and Privately-Held Companies

Other than SunPower, we hold equity securities, including common stock and warrants, in certain publicly-traded companies. The equity securities are classified as available-for-sale investments and are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in “Accumulated other comprehensive income.” In addition, we hold warrants to purchase shares of a publicly-traded company’s common stock that are classified as derivatives and are being marked to market at the end of each reporting period, with the resulting gains or losses recognized in the Condensed Consolidated Statements of Operations.

The values of the equity securities are subject to market price volatility. As of April 2, 2006, the fair value of our available-for-sale equity investments was $7.5 million. A 10% increase in the stock prices of our investees would increase the fair value of our investments by approximately $0.8 million, and a 10% decrease in the stock prices would decrease the fair value of our investments by approximately $0.8 million. As of April 2, 2006, the fair value of our warrants was $1.4 million. A 10% increase in the stock price of the investee would increase the value of our warrants by approximately $0.1 million, and a 10% decrease in the stock price would decrease the value of our warrants by approximately $0.1 million.

We have invested in several privately-held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. As our equity investments generally do not permit us to exert significant influence or control over the companies in which we are investing, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of April 2, 2006, the carrying value of our investments in privately-held companies was $1.6 million.

Stock Purchase Assistance Plan (“SPAP”)

At the end of the first quarter of fiscal 2006, we had $53.0 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, write-offs have been negligible. As of April 2, 2006, we had an allowance for uncollectible loans against these loans of $8.5 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral.

As of April 2, 2006, the carrying value of the loans exceeded the underlying common stock collateral by $17.9 million. The carrying value of the loans would exceed the underlying common stock collateral by $14.5 million if our stock price increased 10%, and by $21.3 million if our stock price decreased 10%.

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

During the second quarter of fiscal 2006, we implemented certain new measures for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principle balances. These changes to the SPAP program include, but are not limited to, payment requirement on interest accrued after the first quarter of fiscal 2006, collateral requirement, changes of interest rates charged on outstanding loan balances, and the requirement to use proceeds from the sale of stock options or shares under the ESPP to pay down the outstanding balances in certain circumstances.

Equity Option Contracts

At April 2, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in June 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2006 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

In some cases, such downturns have lasted more than a year. Prior experience has shown that restructuring of our operations, resulting in significant restructuring charges, may become necessary if an industry downturn persists. During the second half of fiscal 2004 and continuing into the first quarter of fiscal 2005, we experienced a rapid decline of demand for our products that may represent a period of industry over-supply. While we have since experienced increase in sales, no assurance can be given that such increase is an indication of the beginning of a long-term recovery for us or the semiconductor industry.

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

Our outstanding debt obligations primarily include $599.0 million of aggregate principal amount of the 1.25% convertible subordinated notes (“1.25% Notes”) that are due in June 2008. As of April 2, 2006, our total cash, cash equivalents and short-term investments excluding restricted cash were $351.1 million, which was less than our outstanding indebtedness if it were currently due.

Each holder of our 1.25% Notes is permitted at any time prior to maturity to convert his or her 1.25% Notes into 55.172 shares of our common stock plus a cash payment of $300. If all of the holders of our 1.25% Notes were to elect to convert their 1.25% Notes to shares of our common stock and cash, we would be required to issue approximately 33.0 million additional shares of common stock, which could have a dilutive impact on any future earnings per share, as well as to make cash payments of approximately $180 million.

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

International revenues accounted for approximately 73% and 69% of our total revenues during the three months ended April 2, 2006 and April 3, 2005, respectively. Our Philippine fabrication, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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

We completed two acquisitions in fiscal 2005. We may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

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

We have outstanding loans, consisting of principal and cumulative accrued interest, of $53.0 million as of April 2, 2006, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, bad debt write-offs have been negligible. As of April 2, 2006, we had an allowance for uncollectible loans of $8.5 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

Recently implemented regulations related to equity compensation could adversely affect our ability to attract, retain and motivate key personnel.

Historically, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Cypress. The adoption of SFAS No. 123(R) required us to expense all stock-based compensation provided to employees and directors beginning in the first quarter of fiscal 2006. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by approximately $10.7 million during the first quarter of fiscal 2006. In addition, regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock made during the first quarter of fiscal 2006:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the programs
January 2, 2006 — January 29, 2006	—	$—	—	$15,000,000
January 30, 2006 — February 26, 2006	—	—	—	15,000,000
February 27, 2006 — April 2, 2006	—	—	—	15,000,000

Total	—	—	—

On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that we had during the first quarter of fiscal 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on May 1, 2006, stockholders (1) elected each of the proposed director nominees, (2) ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2006, and (3) approved the amendments to our amended employee qualified stock purchase plan set forth in our proxy statement. Of the total 139,161,860 shares of our common stock outstanding as of the record date of March 9, 2006, 124,516,267 shares (or approximately 89%) were present or represented by proxy at the meeting.

The results were as follows:

1.	Proposal One — Election of Directors:

	Number of Shares
Nominees	Voted For	Withheld
W. Steve Albrecht	121,022,641	3,493,626
Eric A. Benhamou	117,654,920	6,861,347
Lloyd Carney	118,563,464	5,952,803
James R. Long	118,362,200	6,154,067
J. Daniel McCranie	116,004,257	8,512,010
T. J. Rodgers	123,377,021	1,139,246
Evert Van de Ven	123,489,600	1,026,667

2.	Proposal Two — Ratification of PricewaterhouseCoopers LLP:

Number of Shares
Voted for	Against	Abstain
123,261,001	973,944	281,322

3.	Proposal Three — Approval of Amendments to the Amended Employee Qualified Stock Purchase Plan:

Number of Shares
Voted for	Against	Abstain	Broker Non-Vote
73,007,683	8,929,133	376,244	42,203,207

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 12, 2006	By:	/s/ Brad W. Buss
Brad W. Buss
Executive Vice President, Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.