Form 10-Q
period 2006-07-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2006-08-11
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

The total number of outstanding shares of the registrant’s common stock as of August 1, 2006 was 141,136,603.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; our intent to hold or distribute our SunPower’s shares; the rate of customer acceptance of our products and our resulting market share; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to utilize and manage the wafer capacity in our manufacturing facilities; cost goals emanating from manufacturing efficiencies; the availability of raw materials, such as polysilicon, used in the manufacture of SunPower’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and other liquidity risks. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2, 2006	January 1, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$493,851	$221,206
Short-term investments	123,488	109,102

Total cash, cash equivalents and short-term investments	617,339	330,308
Accounts receivable, net	177,830	151,213
Inventories	95,871	73,573
Other current assets	116,507	91,513

Total current assets	1,007,547	646,607

Property, plant and equipment, net	474,142	464,656
Goodwill	363,190	407,260
Intangible assets, net	42,843	52,236
Other assets	126,462	127,115

Total assets	$2,014,184	$1,697,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,981	$72,125
Accrued compensation and employee benefits	41,432	31,402
Other current liabilities	70,515	75,886
Deferred income on sales to distributors	54,938	29,404
Income taxes payable	2,483	2,680

Total current liabilities	251,349	211,497

Convertible subordinated notes	598,997	599,997
Deferred income taxes and other tax liabilities	55,058	56,910
Other long-term liabilities	41,259	34,031

Total liabilities	946,663	902,435

Commitments and contingencies (Note 9)
Minority interest	113,270	38,304
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,498 and 142,444 shares issued; 140,941 and 137,036 shares outstanding at July 2, 2006 and January 1, 2006, respectively	1,425	1,424
Additional paid-in-capital	1,419,358	1,268,704
Deferred stock-based compensation	—	(391)
Accumulated other comprehensive income (loss)	(1,640)	764
Accumulated deficit	(447,864)	(455,565)

	971,279	814,936

Less: shares of common stock held in treasury, at cost; 1,557 and 5,408 shares at July 2, 2006 and January 1, 2006, respectively	(17,028)	(57,801)

Total stockholders’ equity	954,251	757,135

Total liabilities and stockholders’ equity	$2,014,184	$1,697,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands, except per-share amounts)
Revenues	$265,236	$220,506	$514,373	$420,810
Costs and expenses:
Cost of revenues	151,343	129,556	297,068	256,205
Research and development	61,598	57,043	124,264	115,083
Selling, general and administrative	43,563	36,791	88,483	75,200
Amortization of acquisition-related intangibles	3,937	7,113	8,387	15,513
Restructuring costs (credits)	(113)	4,986	489	27,695
In-process research and development charge	—	—	—	12,300
Gain on sale of NSE assets	—	—	(5,998)	—

Total costs and expenses	260,328	235,489	512,693	501,996
Operating income (loss)	4,908	(14,983)	1,680	(81,186)
Interest income	7,184	2,499	12,237	5,049
Interest expense	(2,391)	(2,094)	(4,615)	(4,267)
Other income (expense), net	(1,596)	(1,197)	7,584	(3,856)

Income (loss) before income tax and minority interest	8,105	(15,775)	16,886	(84,260)
Income tax (provision) benefit	(1,119)	521	(2,782)	210
Minority interest, net of tax	(1,139)	—	(1,176)	—

Net income (loss)	$5,847	$(15,254)	$12,928	$(84,050)

Net income (loss) per share:
Basic	$0.04	$(0.12)	$0.09	$(0.64)
Diluted	$0.04	$(0.12)	$0.09	$(0.64)

Shares used in per-share calculation:
Basic	139,989	132,081	139,160	131,293
Diluted	145,306	132,081	145,110	131,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$12,928	$(84,050)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	64,603	76,010
Stock-based compensation expense	22,694	5,389
Gain on sale of NSE assets	(5,998)	—
Gain related to investments	(10,027)	—
Impairment of investments	883	821
In-process research and development charge	—	12,300
Loss on sale/write-down of property and equipment, net	460	762
Employee stock purchase assistance plan (“SPAP”) interest	(1,153)	(827)
Non-cash restructuring charges	489	12,425
Deferred income taxes and other tax liabilities	944	14
Minority interest	1,176	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(26,617)	(19,956)
Inventories, net	(23,491)	17,971
Other assets	(26,446)	1,336
Accounts payable and other liabilities	26,684	(13,462)
Deferred income on sales to distributors	25,534	(3,912)
Income taxes payable	(197)	(1,528)

Net cash flow generated from operating activities	62,466	3,293

Cash flow from investing activities:
Purchase of available-for-sale investments	(61,825)	(48,640)
Proceeds from sale or maturities of available-for-sale investments	58,793	114,046
Proceeds from sale of common shares related to NetLogic Microsystems, Inc. (“NetLogic”)	58,852	—
Cash paid for other investments	(5,247)	(4,000)
Acquisition of property and equipment	(66,411)	(50,775)
Cash used for acquisitions, net	—	(39,606)
Issuance of SunPower note receivable	(10,000)	—
Proceeds from collection of SPAP loans	5,603	—
Proceeds from sale of property and equipment	1,501	—

Net cash flow used in investing activities	(18,734)	(28,975)

Cash flow from financing activities:
Repayment of borrowings	(6,259)	(8,152)
Conversion of convertible subordinated notes	(300)	(1)
Issuance of common shares	37,443	30,567
Proceeds from SunPower’s follow-on public offering, net	197,431	—
Structured purchase of options	598	—

Net cash flow generated from financing activities	228,913	22,414

Net increase (decrease) in cash and cash equivalents	272,645	(3,268)
Cash and cash equivalents, beginning period	221,206	66,619

Cash and cash equivalents, end of period	$493,851	$63,351

Supplemental disclosure of non-cash information:
Common shares of Cypress issued for acquisitions	$—	$3,723
Common shares of NetLogic received from sale of NSE assets	$58,531	$—
Conversion of convertible subordinated notes to common shares of Cypress	$700	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2006 and 2005 consist of 52 weeks. The second quarter of fiscal 2006 ended on July 2, 2006 and the second quarter of fiscal 2005 ended on July 3, 2005.

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

The condensed consolidated financial statements include the amounts of the Company and all of its subsidiaries, including SunPower Corporation (“SunPower”). Inter-company transactions and balances have been eliminated in consolidation.

The consolidated results of operations for the three and six months ended July 2, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,”Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this provision in the first quarter of fiscal 2007 and is currently evaluating the impact of this provision on its consolidated results of operations and financial condition.

NOTE 2. SUNPOWER

During the second quarter of fiscal 2006, SunPower, a majority-owned subsidiary of Cypress specializing in solar power products, completed a follow-on public offering of 7.0 million shares of its class A common stock at a per-share price of $29.50 and received total proceeds, net of commission fees and transaction costs, of approximately $197.4 million. As a majority shareholder of SunPower, the Company recognized a change of interest gain of $126.4 million in connection with this transaction, which was recorded in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheet.

Currently, SunPower has two classes of authorized common stock: class A common stock and class B common stock. As of July 2, 2006, the Company held 52.0 million shares of SunPower’s class B common stock. Only the Company, its successors in interest and its subsidiaries may hold shares of SunPower’s class B common stock unless the Company distributes the shares to its stockholders in a tax-free distribution. The Company has agreed not to sell or distribute any of its shares of SunPower’s class B common stock without the prior consent of Credit Suisse and Lehman Brothers, lead underwriters of SunPower’s follow-on public offering, until August 29, 2006. The Company is continuing to explore ways in which to more fully realize the value of its equity interest in SunPower for the benefit of the Company’s stockholders.

The rights of the holders of class A and class B common stock are substantially similar, except with respect to voting, conversion and other protective provisions. The holders of class B common stock are entitled to eight votes per share and the holders of class A common stock are entitled to one vote per share. Each share of class B common stock is convertible into one share of class A common stock at any time and will so convert automatically on any transfer unless the Company distributes its shares of class B common stock to its stockholders in a tax-free distribution. In the event that the Company, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of SunPower’s common stock then outstanding and the Company has not effected a tax-free distribution of SunPower’s class B common stock to its stockholders prior to that time, each outstanding share of class B common stock will automatically convert into one share of class A common stock.

As of July 2, 2006, the fair value of the Company’s equity interest in SunPower was approximately $1.5 billion, based on the closing stock price of SunPower of $28.02 on June 30, 2006. As the Company’s financial statements were presented on a consolidated basis, the fair value of the Company’s equity interest in SunPower was not recorded as an asset in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the Company’s percentage of ownership in SunPower as of July 2, 2006:

As a percentage of SunPower’s total outstanding shares of capital stock	75.6%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis after taking into account its outstanding stock options	69.7%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	96.1%

NOTE 3. SALE OF NETWORK SEARCH ENGINE (“NSE”) ASSETS

Transaction Summary

During the first quarter of fiscal 2006, the Company completed the sale of the assets and intellectual property associated with certain products in the Company’s NSE product line to NetLogic Microsystems, Inc. (“NetLogic”) pursuant to the Agreement for the Purchase and Sale of Assets, dated January 25, 2006 and amended February 15, 2006 (the “Agreement”). The assets sold to NetLogic included the Ayama™ 10000, Ayama 20000, and NSE70000 Network Search Engine product families as well as the Sahasra™ 50000 Algorithmic Search Engine product family (the “NSE Assets”). The Company retained the right to sell and continues to support the custom TCAM1 and TCAM2 products in its NSE product line. The NSE product line is a business unit of the Company’s Data Communications Division.

Pursuant to the Agreement, NetLogic issued to the Company approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE Assets are achieved in the twelve-month period after the close of the transaction, NetLogic will pay the Company up to an additional $10.0 million in cash and up to an additional 0.3 million shares in NetLogic’s common stock.

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

The NSE product line also included goodwill which had previously been acquired by the Company in conjunction with business combinations. However, NetLogic did not acquire any goodwill from the NSE product line pursuant to the Agreement. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company included a portion of the goodwill in the carrying amount of the NSE Assets in determining the gain on disposal. The amount was based on the relative fair values of the NSE Assets disposed of and the remaining portion of the NSE products that was retained by the Company.

In conjunction with the sale, the Company paid severance and other benefits to 54 employees in the NSE business unit (35 in research and development and 19 in selling, general and administrative functions) who were either terminated or transferred to NetLogic as a direct result of this transaction.

Investment in NetLogic

Subsequent to the completion of the transaction, the Company sold approximately 1.5 million shares of NetLogic’s common stock and recognized a gain of $6.2 million in “Other income (expense), net” in the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2006. As of July 2, 2006, the Company held approximately 0.2 million shares of NetLogic’s common stock with a fair value of $5.3 million.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments (see Note 16):

(In thousands)	CCD	DCD	MID	SunPower	Total
Balance at January 1, 2006	$132,580	$187,878	$83,919	$2,883	$407,260
Goodwill adjustment	—	(44,070)	—	—	(44,070)

Balance at July 2, 2006	$132,580	$143,808	$83,919	$2,883	$363,190

During the first quarter of fiscal 2006, the Company completed the sale of the NSE Assets, which were a component of the Company’s DCD segment. In accordance with SFAS No. 142, a portion of the goodwill related to DCD, totaling $44.1 million, was allocated to the NSE Assets and included in the computation of the gain on the disposal of the NSE Assets (see Note 3).

Intangible Assets

The following table presents details of the Company’s intangible assets:

As of July 2, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$233,880	$(210,993)	$22,887
Non-compete agreements	19,415	(19,196)	219
Patents, customer contracts, licenses and trademarks	30,534	(14,589)	15,945
Other acquisition-related intangible assets	6,666	(5,281)	1,385
Non-acquisition related intangible assets	3,100	(693)	2,407

Total intangible assets	$293,595	$(250,752)	$42,843

As of January 1, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$246,527	$(217,974)	$28,553
Non-compete agreements	19,415	(19,021)	394
Patents, customer contracts, licenses and trademarks	32,784	(13,540)	19,244
Other acquisition-related intangible assets	6,666	(4,996)	1,670
Non-acquisition related intangible assets	2,600	(225)	2,375

Total intangible assets	$307,992	$(255,756)	$52,236

During the first quarter of fiscal 2006, the Company sold purchased technology (with a net book value of $0.9 million) and trademarks (with a net book value of $0.2 million) to NetLogic in connection with the sale of the NSE Assets (see Note 3).

The estimated future amortization expense of intangible assets as of July 2, 2006 was as follows:

(In thousands)
2006 (remaining six months)	$7,990
2007	15,064
2008	10,953
2009	6,182
2010	1,354
Thereafter	1,300

Total amortization expense	$42,843

NOTE 5. RESTRUCTURING

Overview

The Company initiated a restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”) and a restructuring plan in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). During the second quarter of fiscal 2006, the Company completed all obligations related to the Fiscal 2002 Restructuring Plan. As of July 2, 2006, the Fiscal 2005 Restructuring Plan has been substantially completed with remaining reserves consisting of lease payments for restructured facilities. For a detailed discussion on these two restructuring plans and the restructuring activities prior to fiscal 2006, refer to the Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

As discussed further below, the Company recorded total restructuring charges of $0.6 million in the first quarter of fiscal 2006 and restructuring credits of $0.1 million in the second quarter of fiscal 2006.

Fiscal 2005 Restructuring Plan

Activities related to the restructuring reserves during fiscal 2006 are summarized as follows:

(In thousands)	Leased Facilities	Personnel	Total
Balance at January 1, 2006	$774	$21	$795
Benefit	—	(21)	(21)
Cash payments	(127)	—	(127)

Balance at April 2, 2006	647	—	647
Cash payments	(106)	—	(106)

Balance at July 2, 2006	$541	$—	$541

Leased Facilities:

Amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.

Personnel:

As of April 2 2006, the Company had completed the obligations relating to severance and benefits owed to the terminated employees.

Property and Equipment (not included in the restructuring reserve activity table above):

During the first quarter of fiscal 2006, the Company recorded an additional restructuring charge of $0.5 million as the proceeds received from the sale of the restructured assets were lower than the original estimated values. During the second quarter of fiscal 2006, the Company completed the disposal of all restructured assets.

Fiscal 2002 Restructuring Plan

Activities related to the restructuring reserves during fiscal 2006 are summarized as follows:

(In thousands)	Leased Facilities
Balance at January 1, 2006	$877
Provision	67
Cash payments	(26)

Balance at April 2, 2006	918
Benefit	(88)
Cash payments	(830)

Balance at July 2, 2006	$—

During the first quarter of fiscal 2006, the Company recorded an additional provision, as the Company revised the estimated lease obligations. During the second quarter of fiscal 2006, the Company terminated the lease and released the unused reserve.

As of July 2, 2006, the Company completed all obligations related to the Fiscal 2002 Restructuring Plan.

Reconciliation

The following table reconciles the restructuring charges (credits) recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Fiscal 2005 Restructuring Plan:
Amounts included in the restructuring reserve activity table:
Provision (benefit)	$—	$4,878	$(21)	$18,756
Amounts not included in the restructuring reserve activity table:
Provision (benefit)	(25)	108	531	8,939
Fiscal 2002 Restructuring Plan:
Amounts included in the restructuring reserve activity table:
Benefit	(88)	—	(21)	—

Total	$(113)	$4,986	$489	$27,695

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	July 2, 2006	January 1, 2006
Accounts receivable, gross	$183,543	$154,865
Allowance for doubtful accounts receivable and customer returns	(5,713)	(3,652)

Total accounts receivable, net	$177,830	$151,213

Inventories

	As of
(In thousands)	July 2, 2006	January 1, 2006
Raw materials	$13,677	$10,868
Work-in-process	51,209	43,702
Finished goods	30,985	19,003

Total inventories	$95,871	$73,573

As of July 2, 2006, total inventories included approximately $1.5 million of capitalized stock-based compensation costs recorded under SFAS No. 123(R), “Share-Based Payments” (see Note 8).

Other Current Assets

	As of
(In thousands)	July 2, 2006	January 1, 2006
Employee stock purchase assistance plan (“SPAP”), net	$39,780	$45,783
Deferred tax assets	18,264	19,471
Prepaid expenses	35,345	11,660
Other	23,118	14,599

Total other current assets	$116,507	$91,513

Other Assets

	As of
(In thousands)	July 2, 2006	January 1, 2006
Restricted cash	$63,395	$63,480
Key employee deferred compensation plan	20,421	23,201
Other	42,646	40,434

Total other assets	$126,462	$127,115

Other Current Liabilities

	As of
(In thousands)	July 2, 2006	January 1, 2006
Collateralized debt instruments – current portion	$—	$4,839
SunPower customer advances – current portion	11,504	8,962
Sales representative commissions	4,470	4,495
Accrued royalties	1,345	2,301
Key employee deferred compensation plan	23,871	27,766
Other	29,325	27,523

Total other current liabilities	$70,515	$75,886

Other Long-Term Liabilities

	As of
(In thousands)	July 2, 2006	January 1, 2006
Collateralized debt instruments	$—	$1,250
SunPower customer advances	30,609	28,438
Synthetic lease liabilities	4,842	4,042
Other long-term liabilities	5,808	301

Total other long-term liabilities	$41,259	$34,031

Deferred Income Taxes and Other Tax Liabilities

	As of
(In thousands)	July 2, 2006	January 1, 2006
Deferred income taxes	$20,965	$22,850
Non-current tax liabilities	34,093	34,060

Total deferred income taxes and other tax liabilities	$55,058	$56,910

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The Company’s available-for-sale securities included the following:

As of July 2, 2006 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Commercial paper	$170,932	$—	$(49)	$170,883
Money market funds	287,168	—	—	287,168

Total cash equivalents	$458,100	$—	$(49)	$458,051

Short-term investments:
Federal agency notes	$32,469	$—	$(306)	$32,163
Corporate notes / bonds	55,582	4	(420)	55,166
Auction rate securities	30,776	—	—	30,776
Certificate of deposits	51	—	—	51
Equity securities	5,853	—	(521)	5,332

Total short-term investments	$124,731	$4	$(1,247)	$123,488

Long-term equity securities (1)	$7,619	$2,452	$(1,981)	$8,090

Total available-for-sale securities	$590,450	$2,456	$(3,277)	$589,629

(1)	Long-term equity securities are recorded in “Other assets” in the Condensed Consolidated Balance Sheets.

As of January 1, 2006 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Federal agency notes	$1,599	$—	$—	$1,599
Money market funds	149,685	—	—	149,685
Corporate notes / bonds	48,541	—	—	48,541

Total cash equivalents	$199,825	$—	$—	$199,825

Short-term investments:
Federal agency notes	$39,687	$5	$(261)	$39,431
Corporate notes / bonds	60,801	2	(548)	60,255
Auction rate securities	9,365	—	—	9,365
Certificate of deposits	51	—	—	51

Total short-term investments	$109,904	$7	$(809)	$109,102

Long-term equity securities	$1,955	$—	$—	$1,955

Total available-for-sale securities	$311,684	$7	$(809)	$310,882

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

As of July 2, 2006, contractual maturities of the Company’s short-term debt investments were as follows:

(In thousands)	Cost	Estimated Fair Value
Maturing within one year	$75,099	$74,732
Maturing in two to three years	32,903	32,548
Maturing in more than three years	10,876	10,876

Total	$118,878	$118,156

Proceeds from sales and maturities of available-for-sale debt investments were $58.8 million and $114.0 million for the six months ended July 2, 2006 and July 3, 2005, respectively. Realized losses were $0.1 million and $0.3 million for the three and six months ended July 3, 2005, respectively. No realized gains or losses were recorded for the three and six months ended July 2, 2006.

Equity Securities

Publicly-Traded Companies:

The Company holds equity securities in certain publicly-traded companies. These equity securities are classified as available-for-sale investments and are being carried at fair value with the resulting unrealized gains or losses recorded in “Accumulated other comprehensive income (income)” in the Condensed Consolidated Balance Sheets. As of July 2, 2006 and January 1, 2006, the fair value of the investments was $13.4 million and $2.0 million, respectively.

In addition, the Company holds warrants to purchase shares of a publicly-traded company’s common stock that are classified as derivatives. They are being marked to market at the end of each reporting period with the resulting gains or losses recognized in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. As of July 2, 2006 and January 1, 2006, the fair value of the warrants was $1.3 million and $1.3 million, respectively.

Privately-Held Companies:

The Company holds equity investments in several privately-held companies, many of which can be considered in the startup or development stages. As of July 2, 2006 and January 1, 2006, the carrying value of these investments was $3.7 million and $8.4 million, respectively, and was included in “Other assets” in the Condensed Consolidated Balance Sheets. As the Company’s equity investments do not permit the Company to exert significant influence or control over the investees, these amounts represent the cost of the investments, less any adjustments the Company makes when it determines that an investment’s net realizable value is less than its carrying cost and the decline in value is determined to be other-than-temporary. The Company recorded impairment charges of zero and $0.9 million for the three and six months ended July 2, 2006, respectively, and zero and $0.4 million for the three and six months ended July 3, 2005, respectively.

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

NOTE 8. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123(R)

Effective January 2, 2006, the Company (including both Cypress and SunPower) adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the second quarter and first half of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock based compensation expense for all stock-based compensation awards granted after January 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the stock-based compensation costs by line item in the Condensed Consolidated Statement of Operations and the impact on net income per share:

	Three Months Ended July 2, 2006			Six Months Ended July 2, 2006
(In thousands, except per-share amounts)	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cost of revenues	$2,644	$243	$2,887	$3,367	$436	$3,803
Research and development	4,090	264	4,354	8,387	684	9,071
Selling, general and administrative	4,118	630	4,748	8,391	1,429	9,820

Total stock-based compensation expense before income taxes	10,852	1,137	11,989	20,145	2,549	22,694
Tax effect on stock-based compensation expense	—	—	—	—	—	—

Total stock-based compensation expense after income taxes	$10,852	$1,137	$11,989	$20,145	$2,549	$22,694

Effect on net income per share:
Basic			$0.09			$0.16
Diluted			$0.07			$0.13

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of July 2, 2006, stock-based compensation capitalized in inventories totaled $1.5 million.

The following table summarizes the stock-based compensation costs by type of awards:

	Three Months Ended July 2, 2006			Six Months Ended July 2, 2006
(In thousands)	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Stock options	$9,972	$1,029	$11,001	$18,745	$2,406	$21,151
Employee stock purchase plan (“ESPP”)	823	—	823	1,343	—	1,343
Restricted stock	57	108	165	57	143	200

Total stock-based compensation expense	$10,852	$1,137	$11,989	$20,145	$2,549	$22,694

Consolidated net cash proceeds from option exercises and issuance of shares under the ESPP were $37.4 million for the six months ended July 2, 2006 and $30.6 million for the six months ended July 3, 2005. No income tax benefit was realized from stock option exercises during the six months ended July 2, 2006 and July 3, 2005. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation costs by type of awards:

	As of July 2, 2006			Weighted-Average Amortization Period
(In thousands, except years)	Cypress	SunPower	Consolidated
Stock options	$60,082	$5,327	$65,409	1.9 years
ESPP	207	—	207	1.0 year
Restricted stock	2,411	2,488	4,899	2.9 years

Total unrecognized stock-based compensation balance	$62,700	$7,815	$70,515

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed companies to apply the accounting rules under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss after tax and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended	Six Months Ended
(In thousands, except per-share amounts)	July 3, 2005
Net loss - as reported	$(15,254)	$(84,050)
Add: Total stock-based compensation expense reported in net loss, net of related tax effects	3,613	5,389
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	(19,072)	(29,628)

Net loss - pro forma	$(30,713)	$(108,289)

Net loss per share:
Basic and diluted - as reported	$(0.12)	$(0.64)
Basic and diluted - pro forma	$(0.23)	$(0.83)

Valuation Assumptions

The Company estimates the fair value of the stock-based awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Cypress:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Stock Option Plans:
Expected life	3.0 - 8.1 years	2.0 - 7.0 years	3.0 - 8.1 years	2.0 - 7.0 years
Volatility	43.0% - 50.3%	52.0% - 74.0%	42.0% - 50.3%	52.0% - 84.5%
Risk-free interest rate	5.0% - 5.3%	3.6% - 3.8%	4.8% - 5.3%	3.6% - 4.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
ESPP:
Expected life	0.5 - 1.5 years	0.5 - 1.5 years	0.5 - 1.5 years	0.5 - 1.5 years
Volatility	46.0% - 53.4%	51.3% - 105.0%	46.0% - 53.4%	51.3% - 105.0%
Risk-free interest rate	2.3% - 4.3%	0.7% - 2.8%	2.3% - 4.3%	0.7% - 2.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Expected life: Expected life was based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. In addition, employees who display similar historical exercise behavior are grouped separately into two classes (executive officers and other) in determining the expected life.

Volatility: Prior to January 1, 2006, Cypress’s expected volatility was based on the historical volatility. As a result of adopting SFAS No. 123(R), Cypress determined that implied volatility of publicly-traded call options in its common stock and quotes from option traders is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Therefore, Cypress revised the volatility factor to be based on a blend of historical volatility of its common stock and implied volatility of call options and quotes from option traders.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury curve in effect at the time of grant.

Dividend yield: Cypress has not issued any dividends and has no present plans to do so.

SunPower:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Stock Option Plans:
Expected life	6.5 years	4.0 years	6.5 years	4.0 years
Volatility	91.0%	74.0%	92.0%	74.0%
Risk-free interest rate	5.1%	3.6%	5.0%	3.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Expected life: Prior to January 1, 2006, SunPower estimated the expected life based on an assumed exercise of vested tranches at the earlier of one year after their vesting date or one year after an assumed public offering. Upon the adoption of SFAS No. 123(R), SunPower utilizes the simplified method under the provisions of SAB No. 107 for estimated expected term, instead of its historical exercise data. SunPower elected not to base the expected term on historical data because of the significant difference in its status before and after the adoption of SFAS No. 123(R). SunPower was a privately-held company until its initial public offering in November 2005, and the only available liquidation event for options holders was Cypress’s buy-out of minority interests in November 2004. At all other times, optionees could not cash out their vested options. Even during its limited history as a public company since November 2005, optionees could not exercise vested options because of the lock-up requirements until the second quarter of fiscal 2006.

Volatility: As SunPower was a privately-held company until November 2005, it has a limited history of its stock price returns. Therefore, SunPower does not believe that its historical volatility would be representative of the expected volatility for its equity awards. Prior to the fourth quarter of fiscal 2005, volatility was based on Cypress’s volatility. Beginning in the fourth quarter of fiscal 2005, SunPower has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.

Risk-free interest rate: The interest rate is based on the U.S. Treasury yield in effect at the time of grant.

Dividend yield: SunPower has not issued any dividends and has no present plans to do so.

Equity Incentive Program Related to Cypress’s Common Stock

Cypress has the following two stock option plans:

1999 Stock Option Plan (“1999 Plan”):

In fiscal 1999, Cypress adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors, generally over 60 months ratably, and expire over terms not exceeding ten years from the date of grant. As of July 2, 2006, approximately 4.6 million shares were available for grant under the 1999 Plan. The 1999 Plan will expire in March 2009.

1994 Stock Option Plan (“1994 Plan”):

In fiscal 1994, the Company adopted the 1994 Plan, which is a shareholder-approved plan. The 1994 Plan replaced the Company’s 1985 Incentive Stock Option Plan and the 1988 Directors Stock Option Plan with respect to future option and restricted stock grants. Under the terms of the 1994 Plan, options and restricted stock may be granted to qualified employees, consultants, officers and directors of the Company or its subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors, generally over 60 months ratably, and expire over terms not exceeding ten years. Restricted stock generally vests over one to four years from the date of grant. As of July 2, 2006, approximately 17.5 million shares were available for grant under the 1994 Plan. The 1994 Plan will expire in April 2014.

The following table summarizes Cypress’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of January 1, 2006	39,615	$14.68
Granted	788	16.87
Exercised	(2,143)	9.16
Forfeited or expired	(2,288)	17.57

Options outstanding as of April 2, 2006	35,972	14.89
Granted	1,165	15.73
Exercised	(945)	9.11
Forfeited or expired	(938)	16.21

Options outstanding as of July 2, 2006	35,254	15.04

Options exercisable as of July 2, 2006	21,524	15.60

The weighted-average grant-date fair value was $7.72 and $7.56 per share for options granted during the three and six months ended July 2, 2006, respectively, and $7.15 and $8.42 per share for options granted during the three and six months ended July 3, 2005, respectively.

The total intrinsic value of options exercised was $6.3 million and $22.3 million for the three and six months ended July 2, 2006, respectively, and $5.7 million and $10.1 million for options exercised for the three and six months ended July 3, 2005, respectively.

Total fair value of options vested was $9.4 million and $19.2 million for the three and six months ended July 2, 2006, respectively, and $16.3 million and $32.5 million for the three and six months ended July 3, 2005, respectively.

Information regarding stock options outstanding as of July 2, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.50—$7.37	4,903	6.31	$6.41	$39,855	3,007	6.18	$6.30	$24,791
7.38—10.30	4,213	4.36	8.99	23,362	3,176	3.24	8.82	18,171
10.35—13.68	3,841	6.09	11.80	10,510	2,257	4.56	11.44	6,991
13.72—14.55	5,010	8.85	14.43	600	1,012	8.65	14.43	125
14.58—16.84	6,153	6.38	16.40	—	4,417	5.31	16.71	—
16.85—19.60	3,972	7.69	18.91	—	1,382	6.76	19.29	—
20.15—22.81	3,621	5.06	21.49	—	2,865	4.45	21.51	—
22.90—45.69	3,530	4.78	25.19	—	3,397	4.78	25.25	—
48.62—54.19	11	3.81	49.67	—	11	3.81	49.67	—

	35,254	6.30	15.04	$74,327	21,524	5.10	15.60	$50,078

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress’s closing stock price of $14.54 at June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 9.5 million as of July 2, 2006.

As of July 2, 2006, stock options vested and expected to vest totaled approximately 33.8 million shares, with weighted-average remaining contractual life of 6.17 years and weighted-average exercise price of $15.07 per share. The aggregate intrinsic value was approximately $72.4 million.

The following table summarizes Cypress’s non-vested restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2006	—	$—
Granted	5	17.38

Non-vested as of April 2, 2006	5	17.38
Granted	176	15.17

Non-vested as of July 2, 2006	181	15.23

ESPP:

The ESPP allows eligible employees of Cypress to purchase shares of Cypress’s common stock through payroll deductions. The term of the ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. During fiscal 2005, Cypress issued 2.9 million shares with a weighted-average price of $7.52 per share and a grant-date fair value of $5.68 per share. During the first half of fiscal 2006, Cypress issued 0.7 million shares with a weighted-average price of $10.09 per share and a grant-date fair value of $4.83 per share. The ESPP provided for an annual increase in shares available for issuance equal to 1.5% of the number of outstanding common stock on the last day of the preceding fiscal year. As of July 2, 2006, approximately 1.6 million shares were available for future issuance under the ESPP.

On May 1, 2006, Cypress’s stockholders approved an amendment to the ESPP that: (i) extends the term of the ESPP by ten years, and (ii) reduces the percentage for the annual increase in shares available for issuance from 1.5% to 1.0% of the number of outstanding common stock on the last day of the preceding fiscal year. Effective upon such stockholder approval, Cypress further agreed to: (i) reduce the number of shares outstanding under the plan from 4.3 million to 2.3 million, (ii) only extend the term of the plan by seven years, and (iii) further reduce the percentage for the annual increase in the shares available for issuance from 1.0% to 0.75% of the number of outstanding common stock on the last day of the preceding fiscal year.

Equity Incentive Program Related to SunPower’s Common Stock

Stock Option Plans:

SunPower has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Incentive Stock Plan (“1996 Plan”), and the 2005 Incentive Stock Plan (“2005 Plan”). Under the terms of the plans, SunPower may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by SunPower’s board of directors in August 2005, and was approved by stockholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units, and other equity rights. In May 2006, SunPower’s stockholders approved an increase of the number of shares available for future issuance by 0.3 million shares under the 2005 Plan. As of July 2, 2006, approximately 0.3 million shares were available for grant under the 2005 Plan.

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

The following table summarizes SunPower’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of January 1, 2006	6,572	$3.41
Granted	17	38.40
Exercised	(183)	2.22
Forfeited or expired	(73)	3.04

Options outstanding as of April 2, 2006	6,333	3.54
Granted	9	39.74
Exercised	(512)	2.69
Forfeited or expired	(28)	6.71

Options outstanding as of July 2, 2006	5,802	3.66

Options exercisable as of July 2, 2006	1,911	2.46

The weighted-average grant-date fair value was $31.58 and $30.84 per share for options granted during the three and six months ended July 2, 2006, respectively, and $3.40 and $3.36 per share for options granted during the three and six months ended July 3, 2005, respectively.

The total intrinsic value of options exercised was $14.8 million and $21.7 million for the three and six months ended July 2, 2006, respectively, and zero and $0.1 million for options exercised for the three and six months ended July 3, 2005, respectively.

Total fair value of options vested was $1.0 million and $2.1 million for the three and six months ended July 2, 2006, respectively, and $1.3 million and $2.2 million for the three and six months ended July 3, 2005, respectively.

Information regarding stock options outstanding as of July 2, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.30 — $0.66	1,054	6.69	$0.51	$28,995	604	6.70	$0.52	$16,618
2.00 — 3.30	4,035	8.37	3.28	99,819	1,277	8.35	3.27	31,592
4.30 — 9.50	520	9.06	7.05	10,905	27	9.05	6.03	602
10.80 — 17.00	119	9.39	11.40	1,981	3	0.64	17.0	28
29.02 — 38.40	74	9.50	32.47	—	—	—	—	—

	5,802	8.16	3.66	$141,700	1,911	7.77	2.46	$48,840

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower’s closing stock price of $28.02 at June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.9 million as of July 2, 2006.

As of July 2, 2006, stock options vested and expected to vest totaled approximately 5.6 million shares, with weighted-average remaining contractual life of 8.2 years and weighted-average exercise price of $3.68 per share. The aggregate intrinsic value was approximately $136.4 million.

The following table summarizes SunPower’s non-vested restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1, 2006	15	$30.04
Granted	11	39.75

Non-vested as of April 2, 2006	26	34.09
Granted	51	33.84
Forfeited	(1)	44.07

Non-vested as of July 2, 2006	76	33.15

Stock Unit Plan:

In September 2005, SunPower adopted its 2005 Stock Unit Plan in which all of SunPower’s employees except its executive officers and directors are eligible to participate, although SunPower currently intends to limit participation to those of its non-US employees who are not senior managers. Under the 2005 Stock Unit Plan, SunPower’s board of directors awards participants the right to receive cash payments from SunPower in an amount equal to the appreciation in SunPower’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. As of July 2, 2006, SunPower has granted approximately 95,000 units to 900 employees in the Philippines at an average unit price of $23.18. A maximum of 100,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the three and six months ended July 2, 2006, total compensation expense was zero and $0.2 million, respectively.

Equity Incentive Programs Related to Other Subsidiaries’ Common Stock

Silicon Light Machines (“SLM”):

SLM, a privately-held subsidiary of Cypress, has a stock option plan. SLM made available for grant 11.0 million shares under the terms of its plan. The plans allow the subsidiaries to grant options to qualified employees and consultants. Options become exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant. As of July 2, 2006, approximately 2.0 million shares were available for grant under the SLM stock option plan. For the three and six months ended July 2, 2006, stock-based compensation expense was immaterial to the Company’s consolidated results of operations.

Silicon Magnetic Systems (“SMS”):

SMS ceased operations during fiscal 2005. No new options may be granted under its stock option plan. As of July 2, 2006, outstanding options totaled approximately 2.7 million shares, which were held by former SMS employees who had transferred to other functions within the Company. For the three and six months ended July 2, 2006, stock-based compensation expense was immaterial to the Company’s consolidated results of operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

The Company applies the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose, and in certain cases record the fair value of, certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.

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

The following table presents the Company’s warranty reserve activities:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Beginning balance	$3,537	$3,181	$2,869	$2,717
Settlements	(1,453)	(918)	(2,773)	(3,059)
Provisions	2,817	657	4,805	3,262

Ending balance	$4,901	$2,920	$4,901	$2,920

The table above includes amounts related to SunPower’s warranty reserve. The following table presents warranty reserve activities related to SunPower:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Beginning balance	$642	$225	$574	$—
Settlements	—	—	(163)	—
Provisions	1,346	85	1,577	310

Ending balance	$1,988	$310	$1,988	$310

During the second quarter of fiscal 2006, SunPower increased its estimated warranty provision rate which increased its warranty reserve by approximately $1.0 million. This change in estimate was based on results of recent testing that simulates adverse environmental conditions and potential failure rates SunPower’s solar panels could experience during their 25-year warranty period.

Acquisition-Related Contingent Compensation

The following table summarizes the acquisition-related contingent compensation charges recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Cost of revenues	$17	$11	$36	$11
Research and development	1,343	1,150	2,818	2,082
Selling, general and administrative	325	64	633	64

Total	$1,685	$1,225	$3,487	$2,157

CMS:

During fiscal 2005, the Company completed the acquisition of CMS’s minority interest. In connection with the acquisition, all vested stock options and immature shares of CMS’s capital stock were exchanged for $0.65 in cash per share, resulting in a charge of $1.0 million in fiscal 2005.

In addition, unvested shares and options were exchanged for a right to receive $0.65 in cash per share in the future for a total contingent consideration of $3.1 million. The value of the consideration will be amortized ratably on a straight-line basis over the employment service period. To date, the Company recorded total charges of $0.8 million, of which $0.4 million and $0.7 million were recorded in the second quarter and first half of fiscal 2006, respectively.

SMaL Camera Technologies, Inc. (“SMaL”):

During fiscal 2005, the Company completed the acquisition of SMaL. The terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment service period. Such payments will be accounted for as compensation and expensed in the appropriate periods. As of July 2, 2006, all of the $20.8 million contingent compensation based on achievement of sales milestones and employment has been forfeited as the sales targets have not been met.

To date, the Company recorded total charges of $1.3 million related to the contingent compensation based on employment and the achievement of individual performance milestones. Of this amount, $0.3 million and $0.7 million were recorded in the second quarter and first half of fiscal 2006, respectively.

Cascade Semiconductor Corporation (“Cascade”):

During fiscal 2004, the Company completed the acquisition of Cascade. The terms of the acquisition include contingent consideration of approximately $9.4 million payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007. When the contingency is based on milestone achievements and employment conditions, no charge is recognized until it is probable that the milestone conditions will be reached at which point any contingent consideration will be recognized over the employment service period. Employment-only contingent consideration is recognized over the employment service period.

To date, the Company recorded total charges of $8.9 million related to the contingent consideration, of which $1.0 million and $2.1 million were recorded in the second quarter and first half of fiscal 2006.

Synthetic Lease

On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, the Company may extend the lease if the lessor allows. If the Company had exercised its right to purchase all the properties subject to the synthetic lease at July 2, 2006, the Company would have been required to make a payment totaling $62.7 million (the “Termination Value”). If the Company exercises its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

The Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease. As of July 2, 2006, the unamortized balance was $0.8 million.

The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. The Company has performed an analysis and determined a loss contingency accrual is required. As of July 2, 2006, the loss contingency accrual was $4.0 million, representing the total amounts recognized through the end of the second quarter of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of July 2, 2006, the balance of restricted cash and accrued interest was $63.4 million and was classified in “Other assets” in the Condensed Consolidated Balance Sheets.

In addition, the Company is also required to comply with certain financial covenants associated with the synthetic lease. As of July 2, 2006, the Company was in compliance with such financial covenants.

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

NOTE 10. DEBT AND EQUITY TRANSACTIONS

Collateralized Debt Instruments

The Company’s collateralized debt instruments consisted of long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.8 million. These agreements were collateralized by specific equipment located at the Company’s U.S. manufacturing facilities. Principal amounts were repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates were variable based on changes to LIBOR rates. As of July 2, 2006, the loans have been paid in full.

Equity Option Contracts

As of July 2, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in August 2006. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended.

For the three and six months ended July 2, 2006, the Company received total premiums of zero and $0.6 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheets. No premiums were received for the three and six months ended July 3, 2005.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of
(In thousands)	July 2, 2006	January 1, 2006

Accumulated net unrealized losses on available-for-sale investments	$(493)	$(481)
Accumulated net unrealized gains (losses) on derivatives	(1,147)	1,245

Total accumulated other comprehensive income (loss)	$(1,640)	$764

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss)	$5,847	$(15,254)	$12,928	$(84,050)
Net unrealized gains (losses) on available-for-sale investments	(327)	347	(12)	180
Net unrealized gains (losses) on derivatives	(1,464)	1,226	(2,392)	2,442

Total comprehensive income (loss)	$4,056	$(13,681)	$10,524	$(81,428)

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

As of July 2, 2006, the Company’s hedge instruments consisted primarily of foreign exchange forward contracts. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

Cash Flow Hedges

Hedges of forecasted foreign currency denominated revenues using foreign exchange forward contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was $(1.1) million and $1.2 million as of July 2, 2006 and January 1, 2006, respectively. As of July 2, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $55.5 million and $31.2 million, respectively. All outstanding contracts will mature by April 2007.

Fair Value Hedges

On occasion, the Company commits to purchase equipment in foreign currency, predominantly the Euro. When these purchases are hedged using foreign exchange forward contracts that qualify as firm commitments, they are designated as fair value hedges and changes in fair value of the derivative contracts are recognized in the Condensed Consolidated Statements of Operations. Under the fair value hedge treatment, the changes in the firm commitment on a spot-to-spot basis are recorded in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheets and in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. As of July 2, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $16.5 million and $3.1 million, respectively. All outstanding contracts will mature by October 2006.

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

In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances. As of July 2, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $2.0 million and $26.6 million, respectively, to offset the risks associated with foreign currency denominated assets and liabilities. All outstanding contracts will mature by July 2006.

NOTE 13. INCOME TAXES

The Company’s effective rate of income tax expense was 13.8% and 16.5% for the three and six months ended July 2, 2006, respectively, and the Company’s effective rate of income tax benefit was 3.3% and 0.2% for the three and six months ended July 3, 2005, respectively. The tax provision for the second quarter and first half of fiscal 2006 was attributable to income earned in certain countries that is not offset by current-year net operating losses in other countries, partially offset by amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for second quarter and first half of fiscal 2005 was attributable to amortization of the deferred tax liability associated with purchased intangible assets, partially offset by income earned in certain countries that is not offset by current-year net operating losses in other countries.

The tax returns of the Company and its subsidiaries could be subject to examination by various tax authorities in countries in which the Company operates. In November 2005, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s federal income tax return for fiscal 2003. As of July 2, 2006, no adjustments have been proposed by the IRS. In July 2006, the IRS commenced an audit of the Company’s federal income tax return for fiscal 2004.

Tax Sharing Agreement with SunPower

Cypress has entered into a tax sharing agreement with SunPower providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (while being a member of Cypress’ consolidated or combined group pursuant to federal, state, local and foreign tax law). SunPower’s portion of such tax liability or benefit will be determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

After the date SunPower ceases to be a member of Cypress’s consolidated, combined or unitary group for federal income tax purposes or state income tax purposes, as and to the extent that SunPower becomes entitled to utilize on its separate tax returns portions of those credit or loss carryforwards existing as of such date, SunPower will distribute to Cypress the tax effect, estimated to be 34% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. SunPower will distribute these amounts to Cypress in cash or in SunPower’s shares, at SunPower’s option.

As a result of its follow-on public offering of common stock in the second quarter of fiscal 2006 (see Note 2), SunPower is no longer considered to be a member of Cypress’s consolidated group for federal income tax purposes. Accordingly, SunPower will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in its federal tax returns in subsequent periods.

SunPower will continue to be jointly and severally liable for any tax liability as governed under federal, state and local law during all periods in which it is deemed to be a member of the Cypress’s consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which SunPower is included in Cypress’s consolidated group, SunPower could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group.

NOTE 14. SPAP

On May 3, 2001, the Company’s stockholders approved the adoption of the SPAP. The SPAP will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP. The loans were granted to certain executive officers prior to Section 402 of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits loans to executive officers of public corporations. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was collateralized by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. As of July 2, 2006, the loans bore interest rates ranging from 4.77% to 7.75% per annum, except for outstanding loans to one executive officer, whose loans bore an interest rate of 5.0% per annum. As certain loans are at interest rates below the estimated market rate, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each loan outstanding. Compensation expense related to these loans was $0.4 million and $1.0 million for the three and six months ended July 2, 2006, respectively, and $0.4 million and $1.0 million for the three and six months ended July 3, 2005, respectively.

The following table summarizes the components of the outstanding loan balance:

	As of
(In thousands)	July 2, 2006	January 1, 2006
Principal:
Active employees	$26,249	$29,946
Former employees	13,911	15,748

Total principal	40,160	45,694

Accrued interest:
Active employees	5,153	5,512
Former employees	2,936	3,046

Total accrued interest	8,089	8,558

Total outstanding loan balance – principal and accrued interest	48,249	54,252
Less: allowance for uncollectible loans	(8,469)	(8,469)

Total outstanding loan balance, net	$39,780	$45,783

The outstanding loan balance, net of allowance for uncollectible loans, is classified as a current asset in the Condensed Consolidated Balance Sheets.

Changes in the allowance for uncollectible loans are recognized in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. To date, write-offs have totaled less than $10,000.

During the second quarter of fiscal 2006, the Company implemented certain new measures for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, requirement to make periodic interest payment, collateral requirement, changes of interest rates charged on outstanding loan balances, and the requirement to use proceeds from the sale of stock options or shares under the ESPP to pay down the outstanding balances in certain circumstances.

NOTE 15. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding for the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period and includes any potentially dilutive securities, except when their effect is anti-dilutive.

The dilutive effect of outstanding options is reflected in diluted net income per share by the application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and ESPP stock purchases, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the awards becomes deductible are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per-share amounts)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Basic:
Net income (loss)	$5,847	$(15,254)	$12,928	$(84,050)

Weighted-average common shares	139,989	132,081	139,160	131,293

Basic net income (loss) per share	$0.04	$(0.12)	$0.09	$(0.64)

Dilutive:
Net income (loss)	$5,847	$(15,254)	$12,928	$(84,050)
Impact of SunPower	(206)	—	(225)	—
Other	(134)	—	(212)	—

Net income (loss) for diluted computation	$5,507	$(15,254)	$12,491	$(84,050)

Weighted -average common shares	139,989	132,081	139,160	131,293
Effect of dilutive securities:
Stock options	5,121	—	5,749	—
Other	196	—	201	—

Adjusted weighted-average common shares and assumed conversions	145,306	132,081	145,110	131,293

Diluted net income (loss) per share	$0.04	$(0.12)	$0.09	$(0.64)

Impact of SunPower:

Net income used in the diluted computation for the three and six months ended July 2, 2006 has been adjusted to account for the impact of SunPower’s dilutive securities.

1.25% Convertible Subordinated Notes (“1.25% Notes”):

For the three and six months ended July 2, 2006, approximately 33.0 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net income per share as the impact was anti-dilutive.

For the three and six months ended July 3, 2005, approximately 33.1 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive.

Stock Options:

For the three and six months ended July 2, 2006, approximately 23.0 million and 21.4 million shares of stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average share price for the period, and therefore, their inclusion would have been anti-dilutive.

For the three and six months ended July 3, 2005, all outstanding options of approximately 44.2 million shares were excluded from the calculation of diluted net loss per share as the Company was in a net loss position, and therefore, their inclusion would have been anti-dilutive.

Other:

The Company maintains a key employee deferred compensation plan. For the second quarter and first half of fiscal 2006, net income for diluted computation was adjusted for the compensation credit recorded under the deferred compensation plan, and the weighted-average common shares for diluted computation included the effect of the shares that would be issuable upon settlement of the deferred compensation plan. For the second quarter and first half of fiscal 2005, no adjustments related to the deferred compensation plan were included as their inclusion was anti-dilutive.

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

The Company designs, develops, manufactures and markets a broad range of solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During fiscal 2005, in conjunction with the Fiscal 2005 Restructuring Plan, the Company redefined its internal organizational structure and identified five reportable business segments. The five reportable business segments are as follows:

Reportable Segments	Description
Computation and Consumer Division (“CCD”):	a product division focusing on the timing solutions, universal serial bus and programmable system-on-chip products

Data Communications Division (“DCD”):	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division (“MID”):	a product division focusing on the static random access memories (“SRAM”), pseudo-SRAM and image sensor products

SunPower:	a majority-owned subsidiary of Cypress specializing in solar power products

Other:	includes Silicon Light Machines, a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, certain foundry-related services performed by the Company on behalf of others, and certain corporate expenses

The Company generally does not allocate gain on sale of assets, restructuring, acquisition-related costs, stock-based compensation expense, interest and other income and expense, income taxes and minority interest to its segments. In addition, the Company does not allocate assets and liabilities to the segments as the Company does not manage its business this way.

The following tables set forth information relating to the reportable business segments:

Revenues:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

CCD	$75,420	$65,357	$164,628	$131,346
DCD	35,823	44,127	67,846	85,546
MID	88,460	85,193	164,660	159,198
SunPower	54,695	16,400	96,653	27,492
Other	10,838	9,429	20,586	17,228

Total revenues	$265,236	$220,506	$514,373	$420,810

Income (Loss) Before Income Taxes and Minority Interest:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
CCD	$2,583	$5,424	$10,778	$6,156
DCD	8,869	5,222	12,652	4,909
MID	5,350	(8,362)	2,287	(25,826)
SunPower	6,186	(3,387)	8,088	(7,679)
Other	(2,267)	(1,213)	(6,553)	(4,574)
Unallocated items:
Restructuring credits (costs) (1)	113	(1,941)	(489)	(20,970)
Gain on sale of NSE Assets	—	—	5,998	—
Acquisition-related costs	(3,937)	(7,113)	(8,387)	(27,813)
Stock-based compensation	(11,989)	(3,613)	(22,694)	(5,389)
Interest and other income (expense), net	3,197	(792)	15,206	(3,074)

Income (loss) before income taxes and minority interest	$8,105	$(15,775)	$16,886	$(84,260)

(1)	For the three and six months ended July 3, 2005, $3.0 million and $6.7 million, respectively, of restructuring costs was allocated to “Stock-based compensation” as the charges were related to the modifications of stock option agreements for certain terminated employees under the Fiscal 2005 Restructuring Plan.

Geographical Information:

International revenues accounted for approximately 72% and 62% of total revenues for the three months ended July 2, 2006 and July 3, 2005, respectively, and approximately 73% and 65% of total revenues for the six months ended July 2, 2006 and July 3, 2005, respectively.

The following table presents the Company’s total revenues by geographical locations:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
United States	$74,904	$83,740	$141,328	$146,061
Europe	62,312	32,994	111,259	62,041
Japan	25,437	20,696	51,400	40,264
Asia-Pacific	102,583	83,076	210,386	172,444

Total revenues	$265,236	$220,506	$514,373	$420,810

Customer Information:

Sales to distributors accounted for approximately 56% and 47% of total revenues for the three months ended July 2, 2006 and July 3, 2005, respectively, and approximately 57% and 49% of total revenues for the six months ended July 2, 2006 and July 3, 2005, respectively.

The following table presents certain information on the Company’s significant customers who accounted for 10% or greater of total revenues:

	Three Months Ended				Six Months Ended
	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005
	End Customers	Distributors	End Customers	Distributors	End Customers	Distributors	End Customers	Distributors
Number of significant customers	0	1	0	1	0	0	1	1
Percentage of total revenues	—	11%	—	10%	—	—	11%	12%

NOTE 17. SUBSEQUENT EVENT

SunPower Transaction

In July 2006, SunPower signed a multi-year polysilicon supply agreement with a leading chemical company located in Korea with expertise in producing gases used in polysilicon manufacturing. Starting in 2008, the agreement calls for SunPower to purchase approximately $250 million of polysilicon over a four-year period from the supplier’s new facility, which is expected to manufacture 3,000 metric tons of polysilicon per year. In connection with this agreement, SunPower is required to make a series of advance payments totaling $60 million with the final installment due on July 1, 2007. The advance payments will be applied to SunPower’s future polysilicon purchases.

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

SunPower:

During the second quarter of fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock at a per-share price of $29.50 and received total proceeds, net of commission fees and transaction costs, of approximately $197.4 million. As of July 2, 2006, we owned approximately 52.0 million shares of SunPower’s class B common stock. Our ownership in SunPower as of July 2, 2006 was as follows:

As a percentage of SunPower’s total outstanding shares of capital stock	75.6%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis after taking into account its outstanding stock options	69.7%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	96.1%

Only we, our successors in interest and our subsidiaries may hold shares of SunPower’s class B common stock unless we distribute the shares to our stockholders in a tax-free distribution. We have agreed not to sell or distribute any of our shares of SunPower’s class B common stock without the prior consent of Credit Suisse and Lehman Brothers, lead underwriters of SunPower’s recent follow-on public offering, until August 29, 2006. We are continuing to explore ways in which to more fully realize the value of our equity interest in SunPower for the benefit of our stockholders.

Sale of Network Search Engine (“NSE”) Assets:

During the first quarter of fiscal 2006, we completed the sale of the assets and intellectual property associated with certain products in our NSE product line to NetLogic Microsystems, Inc. (“NetLogic”). Pursuant to the agreement, NetLogic issued to us approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE assets sold to NetLogic are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and up to an additional 0.3 million shares in NetLogic’s common stock.

Highlight of Results of Operations:

Revenues for the three months ended July 2, 2006 were $265.2 million, an increase of $44.7 million, or 20%, compared to the three months ended July 3, 2005. Growth in SunPower, coupled with demand for our programmable system-on-chip (“PSoC”) family of mixed signal arrays in consumer applications and overall strength in our CCD segment, drove the increase in revenues and offset weaknesses in our DCD segment. Gross margin increased approximately 1.7% during the second quarter of fiscal 2006 compared with the same prior-year period.

For the three months ended July 2, 2006, total research and development and selling, general and administrative expenses increased $11.3 million compared to the same prior-year period. The increase was primarily due to the stock-based compensation charges recorded under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based

Payment,” coupled with increases in other employee-related compensation charges. As discussed further below, we adopted SFAS No. 123(R) in the first quarter of fiscal 2006 and recorded total stock-based compensation charges of approximately $12.0 million in the second quarter of fiscal 2006.

On a comparison of sequential quarters, revenues for the three months ended July 2, 2006 increased $16.1 million, or 6%, compared to the three months ended April 2, 2006. Growth in SunPower, coupled with higher demand of our static random access memory (“SRAM”) products in the MID division, contributed to the increase of revenues. However, the increase in revenues was partially offset by a decrease in revenues from our CCD segment primarily due to an inventory correction at several customers. Gross margin increased approximately 1.4% during the second quarter of fiscal 2006 compared with the first quarter of fiscal 2006.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of SFAS No. 123(R), there have been no significant changes during the three and six months ended July 2, 2006 to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2006.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on stock-based compensation.

Results of Operations

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
CCD	$75,420	$65,357	$164,628	$131,346
DCD	35,823	44,127	67,846	85,546
MID	88,460	85,193	164,660	159,198
SunPower	54,695	16,400	96,653	27,492
Other	10,838	9,429	20,586	17,228

Total revenues	$265,236	$220,506	$514,373	$420,810

CCD:

For the three months ended July 2, 2006, revenues from the sales of CCD products increased $10.1 million, or 15%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $7.9 million in sales of our PSoC products, driven by a ramp in consumer applications, including MP3 players, set-top boxes and gaming. In addition, continued market strength of our USB products contributed an increase of approximately $1.3 million in revenues.

For the six months ended July 2, 2006, revenues from the sales of CCD products increased $33.3 million, or 25%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $25.9 million in sales of our PSoC products and an increase of approximately $6.8 million in USB revenues.

DCD:

For the three months ended July 2, 2006, revenues from the sales of DCD products decreased $8.3 million, or 19%, compared to the same prior-year period. The decrease in revenues was primarily attributable to a decline of approximately $4.2 million in revenues due to softness in demand for our specialty memory products. In addition, the decrease in revenues was caused by the decline of approximately $2.9 million in sales of our NSE products. During the first quarter of fiscal 2006, we sold a portion of our NSE product line to NetLogic.

For the six months ended July 2, 2006, revenues from the sales of DCD products decreased $17.7 million, or 21%, compared to the same prior-year period. The decrease in revenues was primarily attributable to the decline of approximately $7.0 million in sales of our NSE products and approximately $6.1 million in sales of our specialty memory products. In addition, the decrease in revenues was attributable to a decline of approximately $1.6 million in sales of certain of our programmable logic device products as they are at the end-of-life cycle.

MID:

For the three months ended July 2, 2006, revenues from the sales of MID products increased $3.3 million, or 4%, compared to the same prior-year period. The increase was primarily driven by an increase of approximately $6.6 million in sales of our SRAM business for networking and communications applications as we benefited from the continued consolidation in the SRAM market. This increase was offset by a decrease of approximately $3.3 million in sales of our image sensor products.

For the six months ended July 2, 2006, revenues from the sales of MID products increased $5.5 million, or 3%, compared to the same prior-year period. The increase was primarily driven by an increase of approximately $8.5 million in sales of our SRAM business, offset by a decrease of approximately $3.0 million in sales of our image sensor products.

SunPower:

For the three months ended July 2, 2006, revenues from the sales of SunPower products increased $38.3 million, or 234%, compared to the same prior-year period. For the six months ended July 2, 2006, revenues increased $69.2 million, or 252%, compared to the same prior-year period. The increase in revenues for both the current three and six-month periods was a result of continued increases in unit production and unit shipments of both solar cells and solar modules as SunPower continued to expand its solar manufacturing capacity to meet strong global demand. During the first half of 2005, SunPower had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, SunPower has added a second 25 megawatt line during the fourth quarter of 2005 and a third production line capable of producing approximately 25 megawatts per year, which began production during the first quarter of 2006.

Other:

For the three months ended July 2, 2006, revenues increased $1.4 million, or 15%, compared to the same prior-year period. The increase was primarily attributable to an increase of revenues generated by Silicon Valley Technology Center (“SVTC”), which offers start-up and established companies the opportunities to develop silicon-based technologies.

For the six months ended July 2, 2006, revenues increased $3.4 million, or 19%, compared to the same prior-year period. The increase was primarily attributable to an increase of revenues generated by SVTC and Silicon Light Machines, a subsidiary of Cypress specializing in optical products.

Cost of Revenues

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cost of revenues	$151,343	$129,556	$297,068	$256,205
Gross margin	42.9%	41.2%	42.2%	39.1%

For the three months ended July 2, 2006, gross margin benefited from a 20% increase in sales volumes compared to the three months ended July 3, 2005, an improved gross margin achieved by SunPower, stabilization of average selling price and reduced cost structures in our memory products, a favorable shift in product mix towards proprietary programmable products, and increased efficiencies in our wafer fab utilization. For the three months ended July 2, 2006, gross margin was negatively impacted by approximately $2.9 million of stock-based compensation expense as we implemented SFAS No. 123(R) in fiscal 2006.

For the six months ended July 2, 2006, gross margin benefited from a 22% increase in sales volumes compared to the six months ended July 3, 2005, an improved gross margin achieved by SunPower and our memory products, a favorable shift in product mix towards proprietary programmable products, and increased efficiencies in our wafer fab utilization. Gross margin was negatively impacted by approximately $3.8 million of stock-based compensation expense.

Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down inventories caused by changes in demand condition from the cyclical nature of our business. The net impact of the inventory adjustments was a charge of $5.9 million and $3.3 million for the three months ended July 2, 2006 and July 3, 2005, respectively, and $8.3 million and $7.2 million for the six months ended July 2, 2006 and July 3, 2005, respectively. The inventory reserve balance was $26.4 million and $30.5 million as of July 2, 2006 and January 1, 2006, respectively.

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

In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the balance sheets. The contra asset account is released at the time the inventory is either sold or scrapped. At July 2, 2006, the remaining inventory reserve represented excess and obsolete inventories that have not been scrapped or sold.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
R&D	$61,598	$57,043	$124,264	$115,083
As a percentage of revenues	23.2%	25.9%	24.2%	27.3%

For the three months ended July 2, 2006, R&D expenses increased $4.6 million compared to the same prior-year period. The increase in R&D expenditures was primarily due to:

•	stock-based compensation expense of $4.4 million related to employee stock options and employee stock purchases as we implemented SFAS No. 123(R) during fiscal 2006; and

•	other compensation expense of $1.0 million primarily related to charges recorded for two employee-related bonus plans implemented in the first quarter of fiscal 2006, additional hiring of new employees and higher earn-out payments related to our acquisitions.

These increases in R&D expenditures were partially offset by a $0.5 million reduction in depreciation expense and a $0.7 million reduction in spending on R&D supplies and materials.

For the six months ended July 2, 2006, R&D expenses increased $9.2 million compared to the same prior-year period. The increase in R&D expenditures was primarily due to:

•	stock-based compensation expense of $9.1 million related to employee stock options and employee stock purchases as we implemented SFAS No. 123(R) during fiscal 2006; and

•	other compensation expense of $6.7 million primarily related to charges recorded for two employee-related bonus plans implemented in the first quarter of fiscal 2006, additional hiring of new employees and higher earn-out payments related to our acquisitions.

These increases in R&D expenditures were partially offset by a $1.7 million reduction in depreciation expense and a $4.8 million reduction in spending on R&D supplies and materials.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
SG&A	$43,563	$36,791	$88,483	$75,200
As a percentage of revenues	16.4%	16.7%	17.2%	17.9%

For the three months ended July 2, 2006, SG&A expenses increased $6.8 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to:

•	stock-based compensation expense of $4.8 million related to employee stock options and employee stock purchases as we implemented SFAS No. 123(R) during fiscal 2006;

•	other compensation expense of 1.9 million primarily related to charges recorded for two employee-related bonus plans implemented in the first quarter of fiscal 2006, additional hiring of new employees and higher earn-out payments related to our acquisitions; and

•	an increase of $2.1 million related to SunPower a result of higher spending to support the growth of its business.

These increases in SG&A expenses were partially offset by a $1.2 million reduction in sales commissions primarily because we implemented a new plan in fiscal 2006 to reduce commission rates.

For the six months ended July 2, 2006, SG&A expenses increased $13.3 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to:

•	stock-based compensation expense of $9.8 million related to employee stock options and employee stock purchases as we implemented SFAS No. 123(R) during fiscal 2006;

•	other compensation expense of $4.8 million primarily related to charges recorded for two employee-related bonus plans implemented in the first quarter of fiscal 2006, additional hiring of new employees and higher earn-out payments related to our acquisitions; and

•	an increase of $3.9 million related to SunPower a result of higher spending to support the growth of its business.

These increases in SG&A expenses were partially offset by a $1.6 million reduction in sales commissions and a $1.2 million reduction in purchases of supplies and other discretionary spending.

Restructuring

We recorded total restructuring credits of $0.1 million and restructuring charges of $5.0 million for the three months ended July 2, 2006 and July 3, 2005, respectively, and restructuring charges of $0.5 million and $15.5 million for the six months ended July 2, 2006 and July 3, 2005, respectively, primarily related to our restructuring plan implemented in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). For additional information on the Fiscal 2005 Restructuring Plan, refer to Note 5 of Notes to Condensed Consolidated Financial Statements. For additional information regarding our planned cost savings and actual results related to the Fiscal 2005 Restructuring Plan, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

For the three months ended July 2, 2006, amortization was $3.9 million compared with $7.1 million during the corresponding fiscal 2005 period. The decrease was primarily attributable to a $3.0 million decrease in amortization of certain purchased technology intangible assets as they had been fully amortized during fiscal 2005 and the first half of fiscal 2006.

For the six months ended July 2, 2006, amortization was $8.4 million compared with $15.5 million during the corresponding fiscal 2005 period. The decrease was primarily attributable to a $6.4 million decrease in amortization of certain purchased technology intangible assets as they had been fully amortized during fiscal 2005 and the first half of fiscal 2006.

In-Process Research and Development Charge

For the six months ended July 3, 2005, we recorded $12.3 million of in-process research and development expense relating to our acquisition of SMaL Camera Technologies, Inc. (“SMaL”). No in-process research and development expense was recorded in other periods presented. For a detailed discussion on the in-process research and development expense related to SMaL, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

Status of In-Process Research and Development Projects:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects. As of July 2, 2006, we have incurred total post-acquisition costs of approximately $15.4 million related to the in-process research and development projects and estimate that an additional investment of approximately $0.2 million will be required to complete the projects. We expect to complete the projects by August 2006, which represents a delay of one quarter when compared to our original estimate.

Gain on Sale of NSE Assets

During the first quarter of fiscal 2006, we completed the sale of the assets and intellectual property associated with certain products in our NSE product line to NetLogic pursuant to the Agreement for the Purchase and Sale of Assets, dated January 25, 2006 and amended February 15, 2006 (the “Agreement”). Pursuant to the Agreement, NetLogic issued to us approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE Assets are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and up to an additional 0.3 million shares in NetLogic’s common stock.

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

The NSE product line also included goodwill which had previously been acquired by us in conjunction with business combinations. However, NetLogic did not acquire any goodwill from the NSE product line pursuant to the Agreement. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we included a portion of the goodwill in the carrying amount of the NSE Assets in determining the gain on disposal. The amount was based on the relative fair values of the NSE Assets disposed of and the remaining portion of the NSE products that was retained by us.

In conjunction with the sale, the Company paid severance and other benefits to 54 employees in the NSE business unit (35 in research and development and 19 in selling, general and administrative functions) who were either terminated or transferred to NetLogic as a direct result of this transaction.

Interest Income

Interest income consists primarily of interest earned on cash equivalents, short-term investments and restricted cash. In addition, interest income includes interest earned on our loans to employees under the employee stock purchase assistance plan.

For the three months ended July 2, 2006, interest income was $7.2 million compared with $2.5 million for the same prior-year period. The increase in interest income was primarily attributable to an increase of $4.6 million in interest earned on our cash and investments as a result of higher average cash and investment balances coupled with higher interest rates.

For the six months ended July 2, 2006, interest income was $12.2 million compared with $5.0 million for the same prior-year period. The increase in interest income was primarily attributable to an increase of $6.9 million in interest earned on our cash and investments as a result of higher average cash and investment balances coupled with higher interest rates.

Interest Expense

Interest expense is primarily associated with our convertible subordinated notes, collateralized debt instruments and SunPower’s interest payment related to customer advances.

For the three months ended July 2, 2006, interest expense was $2.4 million compared with $2.1 million during the same prior-year period. The increase in interest expense was driven by an increase of approximately $0.5 million of interest expense paid by SunPower, partially offset by a decrease of $0.2 million in interest expense associated with our collateralized debt instruments as they were paid in full during the first quarter of fiscal 2006. We recorded approximately $1.9 million of interest expense related to our convertible subordinated notes in both periods.

For the six months ended July 2, 2006, interest expense was $4.6 million compared with $4.3 million during the same prior-year period. The increase in interest expense was driven by an increase of approximately $0.9 million of interest expense paid by SunPower, partially offset by a decrease of $0.4 million in interest expense associated with our collateralized debt instruments. We recorded approximately $3.7 million of interest expense related to our convertible subordinated notes in both periods.

Other Income (Expense), Net

The following table summarizes the components of other income (expense):

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Amortization of bond issuance costs	$(930)	$(930)	$(1,860)	$(1,860)
Investment impairment charges	—	(400)	(883)	(821)
Gain on sale of publicly-traded securities	—	—	7,093	—
Gain on other investments	—	—	2,934	—
Changes in fair value of warrants to purchase common stock	(20)	120	20	120
Foreign exchange gain (loss)	(104)	(187)	42	(631)
Changes in fair value of investments held in trust for deferred compensation plan	(500)	(61)	383	(917)
Other	(42)	261	(145)	253

Total other income (expense)	$(1,596)	$(1,197)	$7,584	$(3,856)

Gain on Sale of Publicly-Traded Securities:

In connection with the sale of the NSE Assets to NetLogic, we received approximately 1.7 million shares of NetLogic’s common stock (see “Gain on Sale of NSE Assets” discussion above). Subsequent to the completion of the transaction, we sold approximately 1.5 million shares of NetLogic’s common stock and recognized a gain of $6.2 million in the first half of fiscal 2006.

In addition, during the first half of fiscal 2006, we completed the sale of our equity interests in another publicly-traded company and recognized a gain of $0.9 million.

Gain on Other Investments:

We hold investments in certain privately-held companies. During the first half of fiscal 2006, one of the privately-held companies merged with a publicly-traded company, resulting in us receiving shares in the publicly-traded company. As a result of the transaction, we recognized a gain of $2.9 million.

Deferred Compensation Plan:

In fiscal 1995, we adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. We do not match the contributions made by the employees or guarantee returns on their investments. As of July 2, 2006 and January 1, 2006, deferred compensation plan assets of $20.4 million and $23.2 million, respectively, were recorded in “Other assets,” and liabilities of $23.9 million and $27.8 million, respectively, were recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF No. 97-14, the liabilities are being marked to market with the offset being recorded as an operating expense or credit. The assets (excluding the amounts invested in our common stock) are marked to market with the offset being recorded in “Other income (expense), net.” No entries are recorded for the amounts invested in our common stock because the amounts are accounted for as treasury stock.

All non-cash charges recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Changes in fair value of assets recorded in:
Other income (expense), net	$(500)	$(61)	$383	$(917)
Changes in fair value of liabilities recorded in:
Cost of revenues	97	(3)	(229)	206
Research and development	112	(3)	(264)	238
Selling, general and administrative	86	(3)	(201)	181

Total expense	$(205)	$(70)	$(311)	$(292)

Income Tax (Provision) Benefit

Our effective rate of income tax expense was 13.8% and 16.5% for the three and six months ended July 2, 2006, respectively, and our effective rate of income tax benefit was 3.3% and 0.2% for the three and six months ended July 3, 2005, respectively. The tax provision for the second quarter and first half of fiscal 2006 was attributable to income earned in certain countries that is not offset by current-year net operating losses in other countries, partially offset by amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for second quarter and first half of fiscal 2005 was attributable to amortization of the deferred tax liability associated with purchased intangible assets, partially offset by income earned in certain countries that is not offset by current-year net operating losses in other countries.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and long-term debt:

	As of
(In thousands)	July 2, 2006	January 1, 2006
Cash, cash equivalents and short-term investments	$617,339	$330,308
Working capital	$750,648	$435,110
Long-term debt (excluding current portion)	$599,101	$601,538

Cash, cash equivalents and short-term investments included $297.4 million and $143.6 million related to SunPower as of July 2, 2006 and January 1, 2006, respectively.

Key Components of Cash Flows:

	Six Months Ended
(In thousands)	July 2, 2006	July 3, 2005
Net cash flow generated from operating activities	$62,466	$3,293
Net cash flow used in investing activities	(18,734)	(28,975)
Net cash flow generated from financing activities	228,913	22,414

Net increase (decrease) in cash and cash equivalents	$272,645	$(3,268)

During the six months ended July 2, 2006, net cash generated from operations increased $59.2 million compared with the six months ended July 3, 2005. The increase was primarily due to net income generated during the current six-month period compared with a net loss incurred in the same prior-year period, adjusted for certain non-cash items including gains on investments, gain on sale of assets, stock-based compensation expenses, and changes in operating assets and liabilities. Accounts receivable increased primarily due to increase in sales. Increase in inventories was primarily due to the growth at SunPower, as well as the build-up of our die bank inventories in our core semiconductor business.

During the six months ended July 2, 2006, net cash used in investing activities decreased $10.2 million compared with the six months ended July 3, 2005. During the six months ended July 2, 2006, we spent $66.4 million on the acquisitions of property and equipment (which included $33.4 million use of cash for SunPower’s purchases). These uses of cash were partially offset by proceeds of $50.6 million from sales and maturities of investments, net of purchases, and proceeds of $5.6 million from the collection of loans from employees related to the employee stock purchase assistance plan. During the six months ended July 3, 2005, we spent $50.8 million on the acquisitions of property and equipment (which included $23.3 million use of cash for SunPower’s purchases) and $39.6 million related to our acquisition of SMaL Technologies, net of cash received. Our uses of cash were partially offset by proceeds of $61.4 million from sales and maturities of investments, net of purchases.

During the six months ended July 2, 2006, net cash generated from financing activities increased $206.5 million compared with the six months ended July 3, 2005. The increase was primarily attributable to the net proceeds of $197.4 million from SunPower’s follow-on public offering of 7.0 million shares of its common stock. During the six months ended July 2, 2006, cash generated from financing activities also included proceeds of approximately $37.4 million from the issuance of common shares under our employee stock plans, partially offset by $6.3 million for the repayment of debt. During the six months ended July 3, 2005, cash generated from financing activities included proceeds of approximately $30.6 million from the issuance of common shares under our employee stock plans, partially offset by $8.2 million for the repayment of debt.

Liquidity:

Our Board of Directors has approved a program authorizing the repurchase of our common stock in the open market or in privately negotiated transactions. The maximum amount that can be repurchased is limited to $15.0 million. To date, we have not repurchased any shares under this plan.

We have $599.0 million of aggregate principal amount in the outstanding 1.25% Notes that are due in June 2008. We have the ability to call for redemption of all or a portion of the 1.25% Notes any time after June 20, 2006. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of July 2, 2006, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders of a specific percentage thereof, would have the ability to demand immediate payment of all amounts outstanding.

On June 27, 2003, we entered into a synthetic lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration. If we had exercised our right to purchase all the properties subject to this lease at July 2, 2006, we would have been required to make a payment and record assets totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of July 2, 2006, the amount of restricted cash and accrued interest was $63.4 million, which was classified as a non-current asset in the Condensed Consolidated Balance Sheets.

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of July 2, 2006, no amount was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of July 2, 2006, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures.

In December 2005, SunPower entered into a $25.0 million, three-year revolving credit facility with certain financial institutions. The credit facility is secured by substantially all assets, including the stock of SunPower’s foreign subsidiaries.

Borrowings under the credit facility are subject to customary conditions as well as (1) with respect to the first $10.0 million drawn on the credit facility, maintenance of cash collateral to the extent of amounts borrowed (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the credit facility, satisfaction of a coverage test which is based on a ratio of cash flow to capital expenditures. The credit facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. Borrowings outstanding under the credit facility bear interest at a rate of the greater of the prime rate or the federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. As of July 2, 2006, no borrowings were outstanding under this credit facility.

During fiscal 2003, we entered into certain long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.8 million. These agreements were collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts were repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates were variable based on changes to LIBOR rates. As of July 2, 2006, the loans were paid in full.

Several of our acquisitions obligate us to pay certain contingent compensation in cash based on continued employment and meeting certain milestones. As of July 2, 2006, total outstanding contingent compensation that could be paid in cash under our agreements, assuming all contingencies are met, was $7.6 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. Accordingly, at the end of the second quarter of fiscal 2006, in addition to $493.9 million in cash and cash equivalents, we had $123.4 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $617.3 million. We had an additional $63.4 million of restricted cash related to our synthetic lease. As of July 2, 2006, we had outstanding $599.0 million in principal amount of our 1.25% Notes.

As of July 2, 2006, our cash, cash equivalents and investment balances included approximately $297.4 million of SunPower’s cash and investments. During the second quarter of fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock and received total proceeds, net of commission fees and transaction costs, of approximately $197.4 million. SunPower intends to use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures, and potentially for further expansion of its Philippines’ manufacturing facilities. SunPower may also use approximately $10 million of the proceeds to purchase its Philippines manufacturing facility from Cypress, which SunPower has the option to do under the lease agreement. In addition, SunPower may use proceeds of this offering for the acquisition of, or investment in, complementary businesses, technologies or other assets, and to invest in joint ventures. SunPower may undertake such transactions in furtherance of its strategy to broaden its supply-chain opportunities, increase the efficiency of the downstream channel and reduce the cost of its products delivered to end customers. SunPower may also use a portion of the proceeds for prepayments to vendors of polysilicon, ingots and wafers.

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

Off-Balance Sheet Arrangements:

Synthetic Lease:

On June 27, 2003, we entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established as of the second quarter of fiscal 2003. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, we may extend the lease if the lessor allows. If we had exercised our right to purchase all the properties subject to the synthetic lease at July 2, 2006, we would have been required to make a payment totaling $62.7 million (the “Termination Value”). If we exercise our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

We determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease. As of July 2, 2006, the unamortized balance was $0.8 million.

We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. We have performed an analysis and determined a loss contingency accrual is required. As of July 2, 2006, the accrued loss contingency totaled $4.0 million, representing the amounts recognized through the end of the second quarter of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

We are required to maintain restricted cash or investments to serve as collateral for this lease. As of July 2, 2006, the balance of restricted cash and accrued interest was $63.4 million and was classified in “Other assets” in the Condensed Consolidated Balance Sheets.

In addition, we are required to comply with certain financial covenants associated with the synthetic lease. As of July 2, 2006, we were in compliance with such financial covenants.

Equity Option Contracts:

As of July 2, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. We entered into the equity option contracts as part of our 2001 stock repurchase program. The contracts require physical settlement and will expire in August 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million in cash. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

For the three and six months ended July 2, 2006, we received total premiums of zero and $0.6 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheets. No premiums were received for the three and six months ended July 3, 2005.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,”Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this provision in the first quarter of fiscal 2007 and are currently evaluating the impact of this provision on our consolidated results of operations and financial condition.

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

The fair market value of our 1.25% convertible subordinated notes (“1.25% Notes”) is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the 1.25% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 1.25% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 1.25% Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of July 2, 2006, the estimated fair value of the 1.25% Notes was approximately $656.8 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the 1.25% Notes to approximately $722.5 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the 1.25% Notes to $591.2 million.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow and fair value hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We have entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues at one of our subsidiaries. The total notional amount of these contracts was $55.5 million as of July 2, 2006. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $7.1 million on these contracts.

Investments in Publicly-Traded and Privately-Held Companies

Other than SunPower, we hold equity securities, including common stock and warrants, in certain publicly-traded companies. The equity securities are classified as available-for-sale investments and are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in “Accumulated other comprehensive income (loss).” In addition, we hold other warrants that are classified as derivatives and are being marked to market at the end of each reporting period, with the resulting gains or losses recognized in the Condensed Consolidated Statements of Operations.

The values of the equity securities are subject to market price volatility. As of July 2, 2006, the fair value of our available-for-sale equity investments was $13.4 million. A 10% increase in the stock prices of our investees would increase the fair value of our investments by approximately $1.4 million, and a 10% decrease in the stock prices would decrease the fair value of our investments by approximately $1.4 million. As of July 2, 2006, the fair value of our warrants classified as derivatives was $1.3 million. A 10% increase in the stock price of the investee would increase the value of our warrants by approximately $0.1 million, and a 10% decrease in the stock price would decrease the value of our warrants by approximately $0.1 million.

We have invested in several privately-held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. As our equity investments generally do not permit us to exert significant influence or control over the companies in which we are investing, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of July 2, 2006, the carrying value of our investments in privately-held companies was $3.7 million.

Stock Purchase Assistance Plan (“SPAP”)

At the end of the second quarter of fiscal 2006, we had $48.2 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, write-offs have been negligible. As of July 2, 2006, we had an allowance for uncollectible loans against these loans of $8.5 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral.

As of July 2, 2006, the carrying value of the loans exceeded the underlying common stock collateral by $21.1 million. The carrying value of the loans would exceed the underlying common stock collateral by $18.4 million if our stock price increased 10%, and by $23.8 million if our stock price decreased 10%.

During the second quarter of fiscal 2006, we implemented certain new measures for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, payment requirement on interest accrued after the first quarter of fiscal 2006, collateral requirement, changes of interest rates charged on outstanding loan balances, and the requirement to use proceeds from the sale of stock options or shares under the ESPP to pay down the outstanding balances in certain circumstances.

Equity Option Contracts

At July 2, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in August 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2006 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors set forth below, other than certain enhanced disclosure regarding SunPower contained in the risk factors related to (1) the complexity of our manufacturing processes, (2) SunPower’s reliance on a limited number of suppliers, and (3) SunPower’s dependence on a limited number of customers for a majority of its sales.

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

In addition, the manufacturing of SunPower’s solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. SunPower has from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. For example, SunPower recently acquired equipment for a fourth cell production line and purchased a building to house its second solar cell manufacturing facility. As SunPower expands its manufacturing capacity and brings additional lines or facilities into production, it may experience lower yields initially as is typical with any new equipment or process. SunPower also expects to experience lower yields initially as it migrates its manufacturing processes to thinner wafers. If SunPower does not achieve planned yields, its product costs could increase, and product availability would decrease resulting in lower revenues than expected.

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

There are a limited number of polysilicon suppliers. Since SunPower has only been purchasing polysilicon in bulk for slightly more than one year, its competitors may have longer and perhaps stronger relationships with the suppliers than SunPower does. Some of SunPower’s competitors also have inter-locking board members with their polysilicon suppliers. In addition, since some of the arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to SunPower.

Although SunPower has purchase orders and contracts for what it believes will be an adequate supply of silicon ingots through 2006 and approximately 80% of the expected requirements for 2007, its estimates regarding the supply needs may not be correct, its purchase orders may be cancelled, or the volume or pricing terms may be changed by the suppliers. Based on market conditions, SunPower’s purchase orders are generally non-binding in nature.

The inability to obtain sufficient polysilicon at commercially reasonable prices or at all would adversely affect SunPower’s ability to meet customer demand for its products, which could cause SunPower to lose customers, market share and revenue, thereby seriously harming SunPower’s and our business, financial condition and results of operations.

SunPower’s dependence on a limited number of third-party suppliers for key components for its solar power products could prevent SunPower from delivering its products to customers within required timeframes, which could result in order cancellations and loss of market share.

SunPower manufactures all of its solar power products using materials and components procured from a limited number of third-party suppliers. For example, SunPower currently purchases a majority of its polysilicon from one supplier and aluminum frames and plastic back-sheet materials which SunPower uses in its products from a limited number of suppliers. If SunPower fails to develop or maintain its relationships with these or other suppliers, it may be unable to manufacture its products or its products may be available only at a higher cost or after a long delay, which could prevent SunPower from delivering its products to customers within required timeframes and SunPower may experience order cancellation and loss of market share. To the extent the processes that SunPower’s suppliers use to manufacture components are proprietary, SunPower may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet SunPower’s quality, quantity and cost requirements, could impair SunPower’s ability to manufacture its products or decrease costs, particularly if SunPower is unable to obtain substitute sources of these components on a timely basis or on terms acceptable to SunPower.

SunPower currently depends on four customers for a high percentage of its total revenues and the loss of, or a significant reduction in orders from, any of these customers, if not immediately replaced, would significantly reduce its revenues and harm its operating results.

SunPower currently sells to a relatively small number of customers, and it expect its operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell solar power products that incorporate our solar cells. SunPower’s customer relationships have been developed over a short period of time and are generally in their preliminary stages. SunPower cannot be certain that these customers will generate significant revenue in the future or if these customer relationships will continue to develop. If SunPower’s relationships with its other customers do not continue to develop, it may not be able to expand its customer base or maintain or increase its revenues. The loss of sales to any of these customers would have a significant negative impact on SunPower’s and our business.

If the market for solar power products takes longer to develop than SunPower anticipates or does not develop at all, or if SunPower fails to compete successfully in the solar power market, its revenue and profitability could be adversely affected.

The market for solar power products manufactured by SunPower is emerging and rapidly evolving. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SunPower’s products or solar power products generally fails to develop sufficiently or at all, SunPower’s revenues and profitability could be affected adversely. In addition, demand for solar power products in the markets and geographic regions SunPower targets may develop more slowly than it anticipates or not at all. Many factors will influence the adoption of solar power technology as well as SunPower’s ability to compete in the solar power products market, including:

•	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success in developing new products and manufacturing technologies;

•	ability to continue to ramp SunPower’s manufacturing capacities;

•	the quality and price of SunPower’s products;

•	the availability of the raw materials, including polysilicon, used in the production of solar cell products;

•	the number and nature of SunPower’s competitors and general economic conditions;

•	access to and the availability of capital;

•	success of alternative power generation technologies;

•	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	the possibility of future product failures and the warranty implications thereof;

•	availability of, and dependence on, subsidies and other incentives provided by various governmental agencies; and

•	existing or future regulations and policies that may present additional technical, economic or regulatory barriers.

Because two of SunPower’s largest customers purchase SunPower’s products on a fixed price basis, its financial results, including gross margin, may suffer if its manufacturing costs were to increase or purchase orders were changed or cancelled.

SunPower’s agreements with SOLON and PowerLight provide that they will purchase SunPower’s products on a fixed-price basis. SunPower’s agreement with SOLON, which expires in 2010, provides for a fixed-price basis through 2006. SunPower’s agreement with PowerLight provides for a fixed-price basis through 2009. SunPower’s manufacturing costs, including the cost of polysilicon, are variable. If SunPower’s manufacturing costs increase, SunPower would be unable to raise its prices to these customers, which in turn would negatively impact its margins and profits.

SunPower does not have a long-term agreements with other customers but instead operate on a purchase order basis. Although SunPower believes that cancellations to date have been insignificant, its customers may cancel or reschedule purchase orders with SunPower on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing SunPower sufficient time to reduce, or delay the incurrence of, its corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose SunPower to the risks of inventory shortages or excess inventory. This in turn could cause SunPower operating results to fluctuate.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our outstanding debt obligations primarily include $599.0 million of aggregate principal amount of the 1.25% convertible subordinated notes (“1.25% Notes”) that are due in June 2008. As of July 2, 2006, our total cash, cash equivalents and short-term investments, excluding restricted cash and SunPower’s cash, cash equivalents and investments, were $256.6 million, which was less than our outstanding indebtedness if it were currently due.

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

We consolidate SunPower’s financial results in the results of operation we report to the public in press releases and our SEC filings. SunPower’s financial performance may be affected by a number of factors, including, but not limited to:

•	the average selling price of its solar cells and modules;

•	the availability and pricing of raw materials, particularly polysilicon;

•	the rate and cost at which it is able to expand its manufacturing capacity to meet customer demand;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	foreign currency fluctuations, particularly in the Euro or Philippine peso;

•	currency fluctuations and the effect of its currency hedging activities;

•	changes in the relative sales mix of its solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters, necessary for its solar power products to function;

•	decreases in the overall average selling prices of its solar power products and imaging detectors;

•	increases or decreases in electric rates due to fossil fuel prices; and

•	shipping delays.

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

We face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union as of July 1, 2006 (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation proposed for China and other countries (including the United States). We are redesigning our products regulated under the RoHS Directive in order to be able to continue to offer them for sale within the European Union. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. Our customers and other companies in the supply chain may require us to certify that our products are RoHS compliant. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International revenues accounted for approximately 72% and 62% of total revenues for the three months ended July 2, 2006 and July 3, 2005, respectively, and approximately 73% and 65% of total revenues for the six months ended July 2, 2006 and July 3, 2005, respectively. Our Philippine fabrication, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

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

We have outstanding loans, consisting of principal and cumulative accrued interest, of $48.2 million as of July 2, 2006, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, bad debt write-offs have been negligible. As of July 2, 2006, we had an allowance for uncollectible loans of $8.5 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

During the second quarter of fiscal 2006, we implemented certain new measures for the program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the program include, but are not limited to, requirement to make periodic interest payment, collateral requirement, changes of interest rates charged on outstanding loan balances, and the requirement to use proceeds from the sale of stock options to pay down the outstanding balances in certain circumstances.

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

Historically, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Cypress. The adoption of SFAS No. 123(R) required us to expense all stock-based compensation provided to employees and directors beginning in the first quarter of fiscal 2006. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by approximately $12.0 million and $22.7 million during the second quarter and first half of fiscal 2006, respectively. In addition, regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock made during the second quarter of fiscal 2006:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the programs
April 3, 2006 — April 30, 2006	—	$—	—	$15,000,000
May 1, 2006 — May 28, 2006	—	—	—	15,000,000
May 29, 2006 — July 2, 2006	—	—	—	15,000,000

Total	—	—	—

On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that we had during the second quarter of fiscal 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 10, 2006, the Compensation Committee (the “Committee”) of the Board of Directors of Cypress Semiconductor Corporation (“Cypress”) authorized quarterly incentive payments to its executive officers with respect of the fiscal quarter ended July 2, 2006. These payments were earned in accordance with the terms of the Cypress Key Employee Bonus Plan (the “KEBP”) and the Performance Profit Sharing Plan (the “PPSP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance in the second quarter of fiscal 2006. The performance measures under the KEBP include the Company’s earnings per share as well as individual strategic, operational and financial goals established for each executive prior to the commencement of the quarter, and the performance measures under the PPSP include the Company’s earnings per share and the individual’s percentage of success in achieving certain quarterly goals. The following table sets forth cash payments earned by our Named Executive Officers under the KEBP and the PPSP in respect of the fiscal quarter ended July 2, 2006:

NAMED EXECUTIVE OFFICER	KEBP	PPSP
T.J. Rodgers, Chief Executive Officer	$220,657	$6,703
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$70,633	$4,023
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$58,265	$3,319
Paul Keswick, Executive Vice President, New Product Development	$51,505	$2,934

Additionally, the Committee authorized quarterly incentive payments under the KEBP and PPSP to five other executive officers who are not Named Executive Officers in the aggregate of $160,322 and $11,733, respectively.

The foregoing description of the KEBP and the PPSP do not purport to be complete and are qualified in their entirety by the terms and conditions of the KEBP and PPSP, summaries of which were filed as exhibits to Cypress’ Annual Report on Form 10K for the fiscal year ended January 1, 2006, as filed with the SEC on March 17, 2006.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 11, 2006	By:	/s/ Brad W. Buss
Brad W. Buss
Executive Vice President, Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.