Form 10-Q
period 2006-10-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2006-11-13
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

The total number of outstanding shares of the registrant’s common stock as of November 1, 2006 was 143,900,672.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; our intent to fully realize our investment in SunPower; the rate of customer acceptance of our products and our resulting market share; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; our expectations regarding pending litigation; the availability of raw materials, such as polysilicon, used in the manufacture of SunPower’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and our expectations regarding our pending litigation and outstanding warranty liability. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the “Item 1A. Risk Factors” section in this Quarterly Report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2006	January 1, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$520,269	$221,206
Short-term investments	124,640	109,102

Total cash, cash equivalents and short-term investments	644,909	330,308
Accounts receivable, net	179,951	151,213
Inventories	108,517	73,573
Other current assets	95,660	91,513

Total current assets	1,029,037	646,607

Property, plant and equipment, net	527,721	464,656
Goodwill	363,190	407,260
Intangible assets, net	38,900	52,236
Other assets	144,653	127,115

Total assets	$2,103,501	$1,697,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,490	$72,125
Accrued compensation and employee benefits	42,709	31,402
Other current liabilities	80,677	75,886
Deferred income on sales to distributors	62,140	29,404
Income taxes payable	4,147	2,680

Total current liabilities	305,163	211,497

Convertible subordinated notes	598,997	599,997
Deferred income taxes and other tax liabilities	52,454	56,910
Other long-term liabilities	39,273	34,031

Total liabilities	995,887	902,435

Commitments and contingencies (Note 9)
Minority interest	118,255	38,304
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 142,498 and 142,444 shares issued; 141,898 and 137,036 shares outstanding at October 1, 2006 and January 1, 2006, respectively	1,425	1,424
Additional paid-in-capital	1,430,254	1,268,704
Deferred stock-based compensation	—	(391)
Accumulated other comprehensive income	3,249	764
Accumulated deficit	(438,585)	(455,565)

	996,343	814,936
Less: shares of common stock held in treasury, at cost; 600 and 5,408 shares at October 1, 2006 and January 1, 2006, respectively	(6,984)	(57,801)

Total stockholders’ equity	989,359	757,135

Total liabilities and stockholders’ equity	$2,103,501	$1,697,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands, except per-share amounts)
Revenues	$290,207	$227,112	$804,580	$647,922
Costs and expenses:
Cost of revenues	166,649	131,673	463,717	387,878
Research and development	61,981	56,068	186,244	171,151
Selling, general and administrative	48,817	40,045	137,300	115,245
Amortization of acquisition-related intangibles	3,748	6,504	12,136	22,017
Restructuring costs	—	713	489	28,407
In-process research and development charge	—	—	—	12,300
Gain on sale of NSE assets	—	—	(5,998)	—

Total costs and expenses	281,195	235,003	793,888	736,998
Operating income (loss)	9,012	(7,891)	10,692	(89,076)
Interest income	9,761	3,147	21,997	8,196
Interest expense	(2,319)	(2,026)	(6,934)	(6,293)
Other income (expense), net	(1,057)	732	6,528	(3,124)

Income (loss) before income tax and minority interest	15,397	(6,038)	32,283	(90,297)
Income tax (provision) benefit	(2,320)	92	(5,102)	302
Minority interest, net of tax	(2,363)	—	(3,539)	—

Net income (loss)	$10,714	$(5,946)	$23,642	$(89,995)

Net income (loss) per share:
Basic	$0.08	$(0.04)	$0.17	$(0.68)
Diluted	$0.06	$(0.04)	$0.15	$(0.68)

Shares used in per-share calculation:	141,284	134,175	139,868	132,254
Basic	179,087	134,175	145,420	132,254
Diluted

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$23,642	$(89,995)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	96,466	111,291
Stock-based compensation expense	34,989	7,116
Impairment of investments and write-off of notes receivable	4,862	821
Gain on sale of NSE assets	(5,998)	—
Gain related to investments	(10,027)	—
In-process research and development charge	—	12,300
Loss on sale/write-down of property and equipment, net	1,705	698
Employee stock purchase assistance plan (“SPAP”) interest expense	(1,742)	(1,361)
Restructuring costs	489	12,145
Deferred income taxes	945	92
Minority interest	3,539	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(28,737)	(29,635)
Inventories, net	(35,655)	24,054
Other assets	(28,694)	5,459
Accounts payable and other liabilities	55,149	16,689
Deferred income on sales to distributors	32,736	(4,963)
Income taxes payable	1,468	(2,027)

Net cash flow generated from operating activities	145,137	62,684

Cash flow from investing activities:
Purchase of available-for-sale investments	(81,175)	(64,270)
Proceeds from sale or maturities of available-for-sale investments	76,400	135,648
Proceeds from sale of common shares of NetLogic Microsystems, Inc. (“NetLogic”)	58,852	—
Cash paid for other investments	(5,347)	(4,000)
Acquisition of property and equipment	(133,264)	(95,721)
Cash used for acquisitions, net	—	(39,606)
Issuance of SunPower note receivable	(10,000)	—
Proceeds from collection of SPAP loans	8,664	1,349
Proceeds from sale of property and equipment	1,592	—

Net cash flow used in investing activities	(84,278)	(66,600)

Cash flow from financing activities:
Repayment of borrowings	(6,611)	(9,321)
Issuance of common shares under employee stock plans	46,786	49,255
Proceeds from SunPower’s follow-on public offering, net	197,431	—
Proceeds from extension of equity option contracts	598	—

Net cash flow generated from financing activities	238,204	39,934

Net increase in cash and cash equivalents	299,063	36,018
Cash and cash equivalents, beginning period	221,206	66,619

Cash and cash equivalents, end of period	$520,269	$102,637

Supplemental disclosure of non-cash information:
Value of common shares of Cypress issued for acquisitions	$—	$4,039
Value of common shares of NetLogic received from sale of NSE assets	$58,531	$—
Conversion of convertible subordinated notes to common shares of Cypress	$700	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2006 and 2005 consist of 52 weeks. The third quarter of fiscal 2006 ended on October 1, 2006 and the third quarter of fiscal 2005 ended on October 2, 2005.

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

The condensed consolidated financial statements include the amounts of Cypress and all of its subsidiaries, including SunPower Corporation (“SunPower”). Inter-company transactions and balances have been eliminated in consolidation.

The consolidated results of operations for the three and nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, which provides guidance on the process of quantifying financial statement misstatements. SAB No. 108 states that entities must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior-year misstatements, on the entity’s current-year consolidated financial statements. SAB No. 108 prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current-year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the entity is required to adjust its financial statements, including correcting prior-year financial statements, even though such correction was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for immaterial errors would not require the entity to amend previously filed reports; rather, such corrections may be made the next time the entity files its comparative prior-year statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 in the fourth quarter of fiscal 2006 and is currently evaluating the impact of SAB No. 108 on its consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this provision in the first quarter of fiscal 2007 and is currently evaluating the impact of this provision on its consolidated results of operations and financial condition.

NOTE 2. OWNERSHIP IN SUNPOWER

During the second quarter of fiscal 2006, SunPower, a majority-owned subsidiary of the Company specializing in solar power products, completed a follow-on public offering of 7.0 million shares of its class A common stock at a per-share price of $29.50 and received total proceeds, net of commission fees and transaction costs, of approximately $197.4 million. As a majority shareholder of SunPower, the Company recognized a change of interest gain of $126.4 million in connection with this transaction, which was recorded in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheet. Cypress did not sell any of its SunPower shares in this transaction.

Currently, SunPower has two classes of authorized common stock: class A common stock and class B common stock. As of October 1, 2006, Cypress held 52.0 million shares of SunPower’s class B common stock. Only the Company, its successors in interest and its subsidiaries may hold shares of SunPower’s class B common stock unless the Company distributes the shares to its stockholders in a tax-free distribution. The Company’s obligation not to sell or distribute any of its shares of SunPower’s class B common stock without the prior consent of Credit Suisse and Lehman Brothers, lead underwriters of SunPower’s follow-on public offering, expired in the third quarter of fiscal 2006. The Company is continuing to explore ways in which to allow its stockholders to fully realize the value of its investment in SunPower. There can be no assurance that the Company will conclude a transaction, or take any other actions, in the short term or at all.

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

The fair value of Cypress’s ownership in SunPower was approximately $1.4 billion, based on the closing stock price of SunPower of $27.74 on September 29, 2006. As the Company’s financial statements are presented on a consolidated basis, the fair value of the Company’s equity interest in SunPower is not recorded as an asset in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the Company’s ownership in SunPower as of October 1, 2006:

As a percentage of SunPower’s total outstanding shares of capital stock	75.2%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis after taking into account its outstanding stock options and restricted stock	69.7%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	96.1%

As of October 1, 2006, the Company’s cash, cash equivalents and short-term investment balance totaled $644.9 million, which included $273.6 million belonging to SunPower. SunPower’s cash and investments are not available for general corporate use by Cypress or Cypress’s other subsidiaries.

NOTE 3. DIVESTITURES

Personal Computer Clock (“PC Clock”)

During the fourth quarter of fiscal 2006, the Company completed the sale of its PC Clock product line. See “Note 18. Subsequent Events” for further discussion.

Network Search Engine (“NSE”)

Transaction Summary:

During the first quarter of fiscal 2006, the Company completed the sale of assets and intellectual property associated with certain products in the Company’s NSE product line to NetLogic Microsystems, Inc. (“NetLogic”) pursuant to the Agreement for the Purchase and Sale of Assets (the “NSE Agreement”). The assets sold to NetLogic included the Ayama™ 10000, Ayama 20000, and NSE70000 Network Search Engine product families as well as the Sahasra™ 50000 Algorithmic Search Engine product family (the “NSE Assets”). The Company retained the right to sell and continues to support the custom TCAM1 and TCAM2 products in its NSE product line. The NSE product line is a business unit in the Company’s Data Communications Division.

Pursuant to the NSE Agreement, NetLogic issued to the Company approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE Assets are achieved in the twelve-month period after the close of the transaction, NetLogic will pay the Company up to an additional $10.0 million in cash and up to an additional 0.3 million shares in common stock.

Gain on Sale of NSE Assets:

The Company recorded a gain of $6.0 million in connection with the disposal of the NSE Assets during the first quarter of fiscal 2006. The following table summarizes the components:

(In thousands)
Value of NetLogic’s common shares received	$58,531
Net book value of assets sold to NetLogic	(4,021)
Goodwill related to assets sold	(44,070)
Severance and other benefits	(2,799)
Transaction costs	(1,643)

Gain on disposal of NSE Assets	$5,998

The value of NetLogic’s common shares was determined using the closing price of NetLogic’s common stock of $35.40 on February 15, 2006, the effective date of the completion of the transaction.

Assets sold to NetLogic included the following:

(In thousands)
Inventories, net	$2,716
Prepaid expense	201
Property and equipment, net	67
Intangible assets, net	1,037

Total assets sold to NetLogic	$4,021

Intangible assets sold to NetLogic included certain purchased technology and trademarks which had been acquired by the Company in conjunction with previous business combinations.

The NSE product line also included goodwill which had been acquired by the Company in conjunction with previous business combinations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company included a portion of the goodwill in the carrying amount of the NSE Assets in determining the gain on disposal. The amount was based on the relative fair values of the NSE Assets disposed of and the remaining portion of the NSE products that was retained by the Company.

In conjunction with the sale, the Company paid severance and other benefits to 54 employees in the NSE business unit (35 in research and development and 19 in selling, general and administrative functions) who were either terminated or transferred to NetLogic as a result of this transaction.

Investment in NetLogic:

Subsequent to the completion of the transaction, the Company sold approximately 1.5 million shares of NetLogic’s common stock received in the sale of the NSE Assets and recognized a gain of $6.2 million in “Other income (expense), net” in the Condensed Consolidated Statement of Operations in the first quarter of fiscal 2006. As of October 1, 2006, the Company held approximately 0.2 million shares of NetLogic’s common stock with a fair value of $4.2 million.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments (see Note 17):

(In thousands)	CCD	DCD	MID	SunPower	Total
Balance at January 1, 2006	$132,580	$187,878	$83,919	$2,883	$407,260
Goodwill adjustment	—	(44,070)	—	—	(44,070)

Balance at October 1, 2006	$132,580	$143,808	$83,919	$2,883	$363,190

During the first quarter of fiscal 2006, the Company completed the sale of the NSE Assets, which were a component of the Company’s DCD segment. In accordance with SFAS No. 142, a portion of the goodwill related to DCD, totaling $44.1 million, was allocated to the NSE Assets and included in the computation of the gain on disposal of the NSE Assets (see Note 3).

Intangible Assets

The following table presents details of the Company’s intangible assets:

As of October 1, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$233,880	$(213,043)	$20,837
Non-compete agreements	19,415	(19,283)	132
Patents, customer contracts, licenses and trademarks	30,534	(15,996)	14,538
Other	6,666	(5,486)	1,180

Total acquisition-related intangible assets	290,495	(253,808)	36,687
Non-acquisition related intangible assets	3,151	(938)	2,213

Total intangible assets	$293,646	$(254,746)	$38,900

As of January 1, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$246,527	$(217,974)	$28,553
Non-compete agreements	19,415	(19,021)	394
Patents, customer contracts, licenses and trademarks	32,784	(13,540)	19,244
Other	6,666	(4,996)	1,670

Total acquisition-related intangible assets	305,392	(255,531)	49,861
Non-acquisition related intangible assets	2,600	(225)	2,375

Total intangible assets	$307,992	$(255,756)	$52,236

During the first quarter of fiscal 2006, in connection with the sale of the NSE Assets (see Note 3), the Company sold purchased technology (with a net book value of $0.9 million) and trademarks (with a net book value of $0.2 million).

The estimated future amortization expense of intangible assets as of October 1, 2006 was as follows:

(In thousands)
2006 (remaining three months)	$3,983
2007	15,016
2008	10,953
2009	5,947
2010	1,701
Thereafter	1,300

Total amortization expense	$38,900

NOTE 5. RESTRUCTURING

Overview

The Company initiated a restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”) and a restructuring plan in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”). During the second quarter of fiscal 2006, the Company completed all obligations related to the Fiscal 2002 Restructuring Plan. As of October 1, 2006, the Fiscal 2005 Restructuring Plan had been substantially completed with remaining reserves consisting of lease payments for restructured facilities. For a detailed discussion on these two restructuring plans and the restructuring activities prior to fiscal 2006, refer to the Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

As discussed further below, the Company recorded total restructuring charges of $0.6 million in the first quarter of fiscal 2006 and restructuring credits of $0.1 million in the second quarter of fiscal 2006.

Fiscal 2005 Restructuring Plan

Restructuring reserves, primarily consisting of lease obligations, totaled $0.8 million at the beginning of fiscal 2006 and have been reduced by cash payments totaling $0.3 million during the first nine months of fiscal 2006. Amounts related to the lease expense will be paid over the respective lease terms through fiscal 2007.

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

During the first quarter of fiscal 2006, additional provision resulted from the Company revising its estimated lease obligations. During the second quarter of fiscal 2006, the Company terminated the lease and released the unused reserve. As of the end of the second quarter of fiscal 2006, the Company completed all obligations related to the Fiscal 2002 Restructuring Plan.

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	October 1, 2006	January 1, 2006
Accounts receivable, gross	$184,965	$154,865
Allowance for doubtful accounts receivable and customer returns	(5,014)	(3,652)

Total accounts receivable, net	$179,951	$151,213

Inventories

	As of
(In thousands)	October 1, 2006	January 1, 2006
Raw materials	$17,009	$10,868
Work-in-process	60,688	43,702
Finished goods	30,820	19,003

Total inventories	$108,517	$73,573

As of October 1, 2006, total inventories included approximately $2.0 million of capitalized stock-based compensation costs recorded under SFAS No. 123(R), “Share-Based Payments” (see Note 8).

Other Current Assets

	As of
(In thousands)	October 1, 2006	January 1, 2006
Employee stock purchase assistance plan, net	$36,502	$45,783
Deferred tax assets	12,421	19,471
SunPower prepayments to suppliers – current portion	6,135	—
Prepaid expenses	16,984	11,660
Other current assets	23,618	14,599

Total other current assets	$95,660	$91,513

Other Assets

	As of
(In thousands)	October 1, 2006	January 1, 2006
Restricted cash	$63,239	$63,480
Key employee deferred compensation plan	21,309	23,201
SunPower prepayments to suppliers	13,308	—
Marketable and non-marketable investments	20,052	11,704
Other assets	26,745	28,730

Total other assets	$144,653	$127,115

Other Current Liabilities

	As of
(In thousands)	October 1, 2006	January 1, 2006
Collateralized debt instruments – current portion	$—	$4,839
SunPower advances from customers – current portion	11,643	8,962
Sales representative commissions	3,851	4,495
Accrued royalties	1,682	2,301
Key employee deferred compensation plan	25,459	27,766
Other current liabilities	38,042	27,523

Total other current liabilities	$80,677	$75,886

Deferred Income Taxes and Other Tax Liabilities

	As of
(In thousands)	October 1, 2006	January 1, 2006
Deferred income taxes	$18,380	$22,850
Non-current tax liabilities	34,074	34,060

Total deferred income taxes and other tax liabilities	$52,454	$56,910

Other Long-Term Liabilities

	As of
(In thousands)	October 1, 2006	January 1, 2006
Collateralized debt instruments	$—	$1,250
SunPower advances from customers	28,854	28,438
Synthetic lease liabilities	5,242	4,042
Other long-term liabilities	5,177	301

Total other long-term liabilities	$39,273	$34,031

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The Company’s available-for-sale securities included the following:

As of October 1, 2006 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Commercial paper	$198,094	$—	$(24)	$198,070
Money market funds	304,000	—	—	304,000

Total cash equivalents	$502,094	$—	$(24)	$502,070

Short-term investments:
Federal agency notes	$37,566	$53	$(127)	$37,492
Corporate notes / bonds	47,075	60	(174)	46,961
Auction rate securities	30,725	—	(1)	30,724
Commercial paper	3,637	—	—	3,637
Asset-backed securities	1,570	10	—	1,580
Certificate of deposits	51	—	—	51
Equity securities	5,853	—	(1,658)	4,195

Total short-term investments	$126,477	$123	$(1,960)	$124,640

Long-term equity securities (1)	$5,444	$7,070	$—	$12,514

Total available-for-sale securities	$634,015	$7,193	$(1,984)	$639,224

(1)	Long-term equity securities are recorded in “Other assets” in the Condensed Consolidated Balance Sheets.

As of January 1, 2006 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash equivalents:
Federal agency notes	$1,599	$—	$—	$1,599
Money market funds	149,685	—	—	149,685
Corporate notes / bonds	48,541	—	—	48,541

Total cash equivalents	$199,825	$—	$—	$199,825

Short-term investments:
Federal agency notes	$39,687	$5	$(261)	$39,431
Corporate notes / bonds	60,801	2	(548)	60,255
Auction rate securities	9,365	—	—	9,365
Certificate of deposits	51	—	—	51

Total short-term investments	$109,904	$7	$(809)	$109,102

Long-term equity securities	$1,955	$—	$—	$1,955

Total available-for-sale securities	$311,684	$7	$(809)	$310,882

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

As of October 1, 2006, contractual maturities of the Company’s short-term, non-equity investments were as follows:

(In thousands)	Cost	Estimated Fair Value
Maturing within one year	$80,171	$79,955
Maturing in two to three years	40,453	40,490

Total	$120,624	$120,445

Proceeds from sales and maturities of available-for-sale, non-equity investments were $76.4 million and $135.6 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. Realized losses were zero and $0.3 million for the three and nine months ended October 2, 2005, respectively. No realized gains or losses were recorded for the three and nine months ended October 1, 2006.

Equity Securities

Investments in Publicly-Traded Companies:

The Company holds equity securities in certain publicly-traded companies. These equity securities are classified as available-for-sale investments and are being carried at fair value with the resulting unrealized gains or losses recorded in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. As of October 1, 2006 and January 1, 2006, the fair value of the investments was $16.7 million and $2.0 million, respectively.

In addition, the Company holds warrants to purchase shares of a publicly-traded company’s common stock that are classified as derivatives. They are being marked to market at the end of each reporting period with the resulting gains or losses recognized in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. As of October 1, 2006 and January 1, 2006, the fair value of the warrants was $2.4 million and $1.3 million, respectively.

Investments in Privately-Held Companies:

The Company holds equity investments in several privately-held companies, many of which can be considered in the startup or development stages. As of October 1, 2006 and January 1, 2006, the carrying value of these investments was $3.9 million and $8.4 million, respectively, and was included in “Other assets” in the Condensed Consolidated Balance Sheets. As the Company’s equity investments do not permit the Company to exert significant influence or control over the investees, these amounts are carried at cost, less any impairment charges for declines in value that are considered other-than-temporary.

Sale of Investments:

During the first quarter of fiscal 2006, the Company completed the sale of equity interests in two publicly-traded companies and realized total gains of $7.1 million, of which $6.2 million was related to the sale of NetLogic’s common stock (see Note 3) and $0.9 million was related to another investment.

In addition, during the first quarter of fiscal 2006, one of the privately-held companies in which the Company held equity interests was acquired by a publicly-traded company, resulting in the Company receiving shares in the publicly-traded company. As a result of the transaction, the Company recognized a gain of $2.9 million.

Impairment of Investments:

The Company reviews its equity investments periodically for impairment and recognizes an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. The Company recorded impairment charges of $2.2 million and $3.1 million for the three and nine months ended October 1, 2006, respectively, and zero and $0.4 million for the three and nine months ended October 2, 2005, respectively, as the decline in value of certain equity investments was determined to be other-than-temporary.

NOTE 8. STOCK-BASED COMPENSATION

Adoption of SFAS No. 123(R)

Effective January 2, 2006, the Company (including both Cypress and SunPower) adopted the provisions of SFAS No. 123(R), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the requisite employee service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended October 1, 2006 included compensation expense for all awards granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for awards granted after January 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the stock-based compensation costs by line item in the Condensed Consolidated Statement of Operations and the impact on net income per share:

	Three Months Ended October 1, 2006			Nine Months Ended October 1, 2006
(In thousands, except per-share amounts)	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cost of revenues	$2,423	$200	$2,623	$5,790	$628	$6,418
Research and development	4,179	336	4,515	12,565	1,019	13,584
Selling, general and administrative	4,537	621	5,158	12,928	2,059	14,987

Total stock-based compensation expense before income taxes	11,139	1,157	12,296	31,283	3,706	34,989
Tax effect on stock-based compensation expense	—	—	—	—	—	—

Total stock-based compensation expense after income taxes	$11,139	$1,157	$12,296	$31,283	$3,706	$34,989

Effect on net income per share:
Basic			$0.09			$0.25
Diluted			$0.07			$0.20

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of October 1, 2006, stock-based compensation capitalized in inventories totaled $2.0 million.

The following table summarizes the stock-based compensation costs by type of awards:

	Three Months Ended October 1, 2006			Nine Months Ended October 1, 2006
(In thousands)	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Stock options	$9,197	$897	$10,094	$27,941	$3,303	$31,244
Employee stock purchase plan (“ESPP”)	1,684	—	1,684	3,027	—	3,027
Restricted stock	258	260	518	315	403	718

Total stock-based compensation expense	$11,139	$1,157	$12,296	$31,283	$3,706	$34,989

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were $46.8 million for the nine months ended October 1, 2006 and $49.3 million for the nine months ended October 2, 2005. No income tax benefit was realized from stock option exercises during the nine months ended October 1, 2006 and October 2, 2005. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation costs by type of awards:

	As of October 1, 2006			Weighted-Average Amortization Period (in years)
(In thousands, except years)	Cypress	SunPower	Consolidated
Stock options	$57,824	$4,409	$62,233	1.83
ESPP	4,957	—	4,957	0.56
Restricted stock	2,681	3,047	5,728	2.79

Total unrecognized stock-based compensation balance	$65,462	$7,456	$72,918

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

	Three Months Ended	Nine Months Ended
(In thousands, except per-share amounts)	October 2, 2005
Net loss - as reported	$(5,946)	$(89,995)
Add: Total stock-based compensation expense reported in net loss, net of related tax effects	1,727	7,116
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	(15,164)	(44,792)

Net loss - pro forma	$(19,383)	$(127,671)

Net loss per share:
Basic and diluted - as reported	$(0.04)	$(0.68)
Basic and diluted - pro forma	$(0.14)	$(0.97)

Valuation Assumptions

The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Cypress:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Stock Option Plans:
Expected life	3.0 – 8.1 years	2.0 – 7.0 years	3.0 – 8.1 years	2.0 – 7.0 years
Volatility	38.8% - 47.0%	47.3% - 72.4%	42.0% - 56.0%	47.3% - 84.5%
Risk-free interest rate	4.6% - 4.7%	4.1% - 4.3%	4.6% - 5.0%	3.6% - 4.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
ESPP:
Expected life	0.5 – 1.5 years	0.5 – 1.5 years	0.5 – 1.5 years	0.5 – 1.5 years
Volatility	37.8% - 41.8%	46.8% - 90.7%	37.8% - 53.4%	46.8% - 105.0%
Risk-free interest rate	4.9% - 5.2%	1.0% - 3.5%	2.3% - 5.2%	0.7% - 3.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Expected life: Expected life was based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. In addition, employees who display similar historical exercise behavior are grouped separately into two classes (executive officers and other employees) in determining the expected life.

Volatility: Prior to January 2, 2006, Cypress’s expected volatility was based on the historical volatility. As a result of adopting SFAS No. 123(R), Cypress determined that implied volatility of publicly-traded call options in its common stock and quotes from option traders is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Therefore, Cypress revised the volatility factor to be based on a blend of historical volatility of its common stock and implied volatility of call options and quotes from option traders.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury curve in effect at the time of grant.

Dividend yield: Cypress has not issued any dividends and has no present plans to do so.

SunPower:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Stock Option Plans:
Expected life	6.5 years	4.0 years	6.5 years	4.0 years
Volatility	90.0%	74.0%	92.0%	74.0%
Risk-free interest rate	4.6%	3.6%	4.9%	3.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Expected life: Prior to January 2, 2006, SunPower estimated the expected life based on an assumed exercise of vested tranches at the earlier of one year after their vesting date or one year after an assumed public offering. Upon the adoption of SFAS No. 123(R), SunPower utilizes the simplified method under the provisions of SAB No. 107 for estimated expected term, instead of its historical exercise data. SunPower elected not to base the expected term on historical data because of the significant difference in its status before and after the adoption of SFAS No. 123(R). SunPower was a privately-held company until its initial public offering in November 2005, and the only available liquidation event for options holders was Cypress’s buy-out of minority interests in November 2004. At all other times, optionees could not cash out their vested options. During SunPower’s limited history as a public company since November 2005, a majority of the optionees could not exercise vested options because of the lock-up requirements, which expired during the second quarter of fiscal 2006.

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

Equity Incentive Program Related to Cypress’s Common Stock

Cypress has the following two stock option plans:

1999 Stock Option Plan (“1999 Plan”):

In fiscal 1999, Cypress adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors, generally over 60 months ratably, and expire over terms not exceeding ten years from the date of grant. As of October 1, 2006, approximately 4.7 million shares were available for grant under the 1999 Plan. The 1999 Plan will expire in March 2009.

1994 Amended Stock Option Plan (“1994 Plan”):

In fiscal 1994, the Company adopted, and in fiscal 2004 amended, the 1994 Plan, which is a shareholder-approved plan. Under the terms of the 1994 Plan, options and restricted stock may be granted to qualified employees, consultants, officers and directors of the Company or its subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors, generally over 60 months ratably, and expire over terms not exceeding ten years. Restricted stock generally vests over terms not exceeding five years from the date of grant. As of October 1, 2006, approximately 15.8 million shares were available for grant under the 1994 Plan. The 1994 Plan will expire in April 2014.

The following table summarizes Cypress’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of January 1, 2006	39,615	$14.68
Granted	788	16.87
Exercised	(2,143)	9.16
Forfeited or expired	(2,288)	17.57

Options outstanding as of April 2, 2006	35,972	14.89
Granted	1,165	15.73
Exercised	(945)	9.11
Forfeited or expired	(938)	16.21

Options outstanding as of July 2, 2006	35,254	15.04
Granted	662	14.85
Exercised	(1,197)	9.22
Forfeited or expired	(905)	16.88

Options outstanding as of October 1, 2006	33,814	15.19

Options exercisable as of October 1, 2006	21,214	15.71

The weighted-average grant-date fair value was $6.27 and $7.46 per share for options granted for the three and nine months ended October 1, 2006, respectively, and $8.14 and $8.35 per share for the three and nine months ended October 2, 2005, respectively.

The total intrinsic value of options exercised was $7.7 million and $30.0 million for the three and nine months ended October 1, 2006, respectively, and $13.7 million and $23.9 million for the three and nine months ended October 2, 2005, respectively.

Total fair value of options vested was $8.5 million and $27.7 million for the three and nine months ended October 1, 2006, respectively, and $12.0 million and $44.5 million for the three and nine months ended October 2, 2005, respectively.

Information regarding stock options outstanding as of October 1, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.50—$7.37	4,537	6.08	$6.43	$51,457	3,043	5.98	$6.32	$34,773
7.38—10.30	3,598	4.22	8.96	31,692	2,742	3.17	8.79	24,641
10.35—13.63	3,631	6.04	11.88	21,376	2,087	4.37	11.46	13,220
13.68—14.55	4,875	8.56	14.42	16,349	1,213	8.29	14.39	4,099
14.58—16.73	3,029	7.83	15.76	6,088	1,071	5.33	16.18	1,703
16.84—16.84	3,399	5.02	16.84	3,161	3,382	5.02	16.84	3,145
16.85—19.60	3,779	7.44	18.92	465	1,476	6.62	19.27	34
20.15—22.75	3,388	4.77	21.44	—	2,732	4.19	21.45	—
22.81—36.63	3,489	4.46	24.61	—	3,379	4.46	24.65	—
39.63—54.19	89	3.55	43.06	—	89	3.55	43.06	—

	33,814	6.13	15.19	$130,588	21,214	4.97	15.71	$81,615

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress’s closing stock price of $17.77 at September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 13.6 million shares as of October 1, 2006.

As of October 1, 2006, stock options vested and expected to vest totaled approximately 32.5 million shares, with weighted-average remaining contractual life of 5.96 years and weighted-average exercise price of $15.22 per share. The aggregate intrinsic value was approximately $126.0 million.

The following table summarizes Cypress’s non-vested restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of January 1, 2006	—	$—
Granted	5	17.38

Non-vested as of April 2, 2006	5	17.38
Granted	176	15.17

Non-vested as of July 2, 2006	181	15.23
Granted	43	14.80
Forfeited	(1)	14.95

Non-vested as of October 1, 2006	223	15.15

ESPP:

The ESPP allows eligible employees of Cypress to purchase shares of Cypress’s common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. During fiscal 2005, Cypress issued 2.9 million shares with a weighted-average price of $7.52 per share and a grant-date fair value of $5.68 per share. During the nine months ended October 1, 2006, Cypress issued 0.7 million shares with a weighted-average price of $10.09 per share and a grant-date fair value of $4.83 per share. As of October 1, 2006, approximately 1.6 million shares were available for future issuance under the ESPP.

On May 1, 2006, Cypress’s stockholders approved an amendment to the ESPP that: (i) reduced the number of shares available for future issuance from 4.3 million to 2.3 million, (ii) extended the term of the plan by seven years, and (iii) changed the percentage for the annual increase in the shares available for future issuance to 0.75% of the number of outstanding common stock on the last day of the preceding fiscal year.

Equity Incentive Program Related to SunPower’s Common Stock

Stock Option Plans:

SunPower has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Incentive Stock Plan (“1996 Plan”), and the 2005 Incentive Stock Plan (“2005 Plan”). Under the terms of the plans, SunPower may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by SunPower’s board of directors in August 2005, and was approved by stockholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units, and other equity rights. In May 2006, SunPower’s stockholders approved an increase of the number of shares available for future issuance by 0.3 million shares under the 2005 Plan. As of October 1, 2006, approximately 0.3 million shares were available for grant under the 2005 Plan.

Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Nonqualified stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by SunPower’s board of directors, although these terms are generally not to exceed ten years for stock options and six months for stock purchase rights. The options typically vest over five years with a one-year cliff and monthly vesting thereafter.

The following table summarizes SunPower’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of January 1, 2006	6,572	$3.41
Granted	17	38.40
Exercised	(183)	2.22
Forfeited or expired	(73)	3.04

Options outstanding as of April 2, 2006	6,333	3.54
Granted	9	39.74
Exercised	(512)	2.69
Forfeited or expired	(28)	6.71

Options outstanding as of July 2, 2006	5,802	3.66
Exercised	(320)	2.32
Forfeited or expired	(1)	3.75

Options outstanding as of October 1, 2006	5,481	3.73

Options exercisable as of October 1, 2006	1,982	2.75

No options were granted during the three months ended October 1, 2006. The weighted-average grant-date fair value was $30.84 per share for options granted during the nine months ended October 1, 2006, and $7.00 and $4.06 per share for options granted during the three and nine months ended October 2, 2005, respectively.

The total intrinsic value of options exercised was $8.8 million and $30.5 million for the three and nine months ended October 1, 2006, respectively, and $0.3 million and $0.4 million for the three and nine months ended October 2, 2005, respectively.

Total fair value of options vested was $0.9 million and $3.0 million for the three and nine months ended October 1, 2006, respectively, and $1.3 million and $3.5 million for the three and nine months ended October 2, 2005, respectively.

Information regarding SunPower’s outstanding stock options as of October 1, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.30 — $0.66	932	6.41	$0.51	$25,374	539	6.19	$0.52	$14,669
2.00 — 3.30	3,850	8.04	3.28	94,166	1,338	8.20	3.27	32,750
4.30 — 9.50	506	8.81	7.10	10,443	101	8.81	7.21	2,074
10.80 — 17.00	119	9.11	11.40	1,948	4	9.12	14.73	51
29.02 — 38.40	74	9.30	32.47	—	—	—	—	—

	5,481	7.87	3.73	$131,931	1,982	7.69	2.75	$49,544

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower’s closing stock price of $27.74 at September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 2.0 million shares as of October 1, 2006.

As of October 1, 2006, stock options vested and expected to vest totaled approximately 5.3 million shares, with weighted-average remaining contractual life of 7.9 years and weighted-average exercise price of $3.77 per share. The aggregate intrinsic value was approximately $127.2 million.

The following table summarizes SunPower’s non-vested restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of January 1, 2006	15	$30.04
Granted	11	39.75

Non-vested as of April 2, 2006	26	34.09
Granted	51	33.84
Forfeited	(1)	44.07

Non-vested as of July 2, 2006	76	33.15
Granted	38	28.15
Vested	(7)	27.20

Non-vested as of October 1, 2006	107	32.19

Stock Unit Plan:

In September 2005, SunPower adopted its 2005 Stock Unit Plan in which all of SunPower’s employees except its executive officers and directors are eligible to participate, although SunPower currently intends to limit participation to those of its non-US employees who are not senior managers. Under the 2005 Stock Unit Plan, SunPower’s board of directors awards participants the right to receive cash payments from SunPower in an amount equal to the appreciation in SunPower’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. As of October 1, 2006, SunPower has granted approximately 116,000 units to 1,150 employees in the Philippines at an average unit price of $24.18. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the three and nine months ended October 1, 2006, total compensation expense was $0.1 million and $0.3 million associated with the 2005 Stock Unit Plan, respectively.

Equity Incentive Programs Related to Other Subsidiaries’ Common Stock

Silicon Light Machines (“SLM”):

SLM, a subsidiary of Cypress, has a stock option plan. SLM made available for grant 11.0 million shares under the terms of its plan. The plan allows SLM to grant options to qualified employees and consultants. Options become generally exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant. As of October 1, 2006, outstanding options totaled approximately 8.4 million shares and 2.6 million shares were available for grant under the SLM stock option plan. For the three and nine months ended October 1, 2006, stock-based compensation expense was immaterial to the Company’s consolidated results of operations.

Silicon Magnetic Systems (“SMS”):

SMS ceased operations during fiscal 2005. No new options may be granted under its stock option plan. As of October 1, 2006, outstanding options totaled approximately 2.4 million shares, which were held by former SMS employees who had transferred to other functions within the Company. For the three and nine months ended October 1, 2006, stock-based compensation expense was immaterial to the Company’s consolidated results of operations.

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

In connection with the Company’s recent divestitures (see Note 3 and Note 18), the Company has agreed to indemnify the buyers with respect to certain matters.

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this.

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

The following table presents the Company’s warranty reserve activities:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Beginning balance	$4,901	$2,920	$2,869	$2,717
Settlements	(2,624)	(936)	(5,397)	(3,995)
Provisions	3,089	2,153	7,894	5,415

Ending balance	$5,366	$4,137	$5,366	$4,137

SunPower represented approximately 51% and 10% of the warranty reserve balance as of October 1, 2006 and October 2, 2005, respectively. During the second quarter of fiscal 2006, SunPower increased its estimated warranty provision rate. This change in estimate was based on results of recent testing that simulates adverse environmental conditions and potential failure rates SunPower’s solar panels could experience during their 25-year warranty period.

Acquisition-Related Contingent Compensation

The following table summarizes the acquisition-related contingent compensation charges recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cost of revenues	$5	$4	$41	$15
Research and development	361	565	3,179	2,647
Selling, general and administrative	230	25	863	89

Total	$596	$594	$4,083	$2,751

CMS:

During fiscal 2005, the Company completed the acquisition of CMS’s minority interest. In connection with the acquisition, all vested stock options and immature shares of CMS’s capital stock were exchanged for $0.65 in cash per share, resulting in a charge of $1.0 million in fiscal 2005.

In addition, unvested shares and options were exchanged for a right to receive $0.65 in cash per share in the future for a total contingent consideration of $3.1 million. The value of the consideration will be amortized ratably on a straight-line basis over the employment service period. To date, the Company recorded total charges of $1.2 million, of which $0.3 million and $1.1 million were recorded in the third quarter and first nine months of fiscal 2006, respectively, and $0.1 million was recorded in fiscal 2005.

SMaL Camera Technologies, Inc. (“SMaL”):

During fiscal 2005, the Company completed the acquisition of SMaL. The terms of the acquisition include contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million is based on employment and the achievement of certain individual performance milestones and $20.8 million is based on the achievement of certain sales milestones and employment. As of October 1, 2006, all of the $20.8 million contingent compensation based on achievement of sales milestones and employment has been forfeited as the sales targets have not been met. In addition, contingent compensation of $0.4 million based on employment and the achievement of certain individual performance milestones has been forfeited.

To date, the Company recorded total charges of $1.3 million related to the contingent compensation based on employment and the achievement of individual performance milestones. Of this amount, zero and $0.7 million were recorded in the third quarter and first nine months of fiscal 2006, respectively, and $0.6 million was recorded in fiscal 2005. As of October 1, 2006, the Company has fulfilled its obligations and no additional charges will be recorded in future periods.

Cascade Semiconductor Corporation (“Cascade”):

During fiscal 2004, the Company completed the acquisition of Cascade. The terms of the acquisition include contingent consideration of approximately $9.4 million payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone, through January 2007.

To date, the Company recorded total charges of $9.1 million related to the contingent consideration, of which $0.3 million and $2.3 million were recorded in the third quarter and first nine months of fiscal 2006, $2.0 million was recorded in fiscal 2005 and $4.8 million was recorded in fiscal 2004.

Synthetic Lease

On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established during the second quarter of fiscal 2003. The synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, the Company may extend the lease if the lessor allows. If the Company had exercised its right to purchase all the properties subject to the synthetic lease at October 1, 2006, the Company would have been required to make a payment totaling $62.7 million (the “Termination Value”). If the Company exercises its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

The Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease. As of October 1, 2006, the unamortized balance was $0.7 million.

The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. The Company has performed an analysis and determined a loss contingency accrual is required. As of October 1, 2006, the loss contingency accrual was $4.5 million, representing the total amounts recognized through the end of the third quarter of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of October 1, 2006, the balance of restricted cash and accrued interest was $63.2 million and was classified in “Other assets” in the Condensed Consolidated Balance Sheets.

In addition, the Company is also required to comply with certain financial covenants associated with the synthetic lease. As of October 1, 2006, the Company was in compliance with such financial covenants.

Litigation and Asserted Claims

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted the Company and charged that the Company infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued the Company and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held, in favor of plaintiffs, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. On March 1, 2006, the Arizona Court ordered that all claims and counterclaims related to these 14 patents were dismissed with prejudice. In October 2001, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. Therefore, there are currently four patents that are still at issue in this litigation. The case is in the “claim construction” (i.e., patent claim interpretation) phase on the four remaining patents. The claim construction hearing concluded on December 10, 2004, and the Company recently received the claim construction ruling. The Company has reviewed and investigated the allegations in both Lemelson’s original and amended complaints. The Company believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

In August 2006, Quantum Research Group served the Company with a complaint alleging patent infringement, defamation, false light and unfair competition related to the Company’s PSoC® microcontroller product. The Company is seeking indemnification from a third party against this litigation. The Company has reviewed and investigated the allegations and believes that is has meritorious defenses to these allegations and will vigorously defend itself in this matter. However, because of the nature and inherent uncertainties of litigation, should the outcome of this action be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

In October 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information on the Company’s static random access memory (“SRAM”) business. In addition, the Company and a number of other manufacturers of memory products were sued in purported consumer class actions. Refer to “Note 18. Subsequent Events” for further discussion.

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

NOTE 10. DEBT AND EQUITY TRANSACTIONS

Collateralized Debt Instruments

The Company’s collateralized debt instruments consisted of long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.8 million. These agreements were collateralized by specific equipment located at the Company’s U.S. manufacturing facilities. Principal amounts were repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates were variable based on changes to LIBOR rates. As of October 1, 2006, the loans have been paid in full.

Equity Option Contracts

As of October 1, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in December 2006. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended.

For the three and nine months ended October 1, 2006, the Company received total premiums of zero and $0.6 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheets. No premiums were received for the three and nine months ended October 2, 2005.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax, were as follows:

	As of
(In thousands)	October 1, 2006	January 1, 2006
Accumulated net unrealized gains (losses) on available-for-sale investments	$3,125	$(481)
Accumulated net unrealized gains on derivatives	124	1,245

Total accumulated other comprehensive income	$3,249	$764

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income (loss)	$10,714	$(5,946)	$23,642	$(89,995)
Net unrealized gains on available-for-sale investments	3,619	74	3,607	255
Net unrealized gains (losses) on derivatives	1,270	170	(1,122)	2,610

Total comprehensive income (loss)	$15,603	$(5,702)	$26,127	$(87,130)

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

As of October 1, 2006, the Company’s hedge instruments consisted primarily of foreign exchange forward contracts. The Company estimates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

Cash Flow Hedges

Hedges of forecasted foreign currency denominated revenues using foreign exchange forward contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized gains recorded in accumulated other comprehensive income, net of tax, was $0.1 million and $1.2 million as of October 1, 2006 and January 1, 2006, respectively. As of October 1, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $122.7 million and $31.2 million, respectively. All outstanding contracts relate primarily to SunPower and will mature by October 2007.

Fair Value Hedges

On occasion, the Company commits to purchase equipment in foreign currency, predominantly the Euro. When these purchases are hedged using foreign exchange forward contracts that qualify as firm commitments, they are designated as fair value hedges. Changes in fair value of the derivative contracts are recognized in the Condensed Consolidated Statements of Operations. Under the fair value hedge treatment, the changes in the firm commitment on a spot-to-spot basis are recorded in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheets and in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. As of October 1, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $15.7 million and $3.1 million, respectively. All outstanding contracts will mature by October 2006.

In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances. As of October 1, 2006 and January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $11.2 million and $26.6 million, respectively, to offset the risks associated with foreign currency denominated assets and liabilities. All outstanding contracts will mature in October 2006.

NOTE 13. INCOME TAXES

The Company’s effective rate of income tax expense was 15.1% and 15.8% for the three and nine months ended October 1, 2006, respectively, and the Company’s effective rate of income tax benefit was 1.5% and 0.3% for the three and nine months ended October 2, 2005, respectively. The tax provision for the third quarter and first nine months of fiscal 2006 was attributable to income earned in certain countries that is not offset by current-year net operating losses in other countries, partially offset by amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the third quarter and first nine months of fiscal 2005 was attributable to amortization of the deferred tax liability associated with purchased intangible assets, partially offset by income earned in certain countries that is not offset by current-year net operating losses in other countries.

The tax returns of the Company and its subsidiaries could be subject to examination by various tax authorities in countries in which the Company operates. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s federal income tax returns for fiscal 2004 and 2003. As of October 1, 2006, no adjustments have been proposed by the IRS.

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

NOTE 14. EMPLOYEE STOCK PURCHASE ASSISTANCE PLAN (“SPAP”)

On May 3, 2001, the Company’s stockholders approved the adoption of the SPAP. The SPAP program will terminate on the earlier of May 3, 2011, or such time as determined by the Board of Directors. The SPAP program allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP program. The loans were granted to certain executive officers prior to adoption of the Sarbanes-Oxley Act of 2002, effective July 30, 2002, which prohibits most loans to executive officers of public corporations. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was collateralized by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The SPAP program was closed in the first quarter of fiscal 2002 and no new loans have been granted to employees subsequent to the first quarter of fiscal 2002.

As of October 1, 2006, the loans bore interest rates ranging from 5.0% to 8.25% per annum. As loans are at interest rates below the estimated market rate, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each loan outstanding. Compensation expense related to these loans was $0.4 million and $1.5 million for the three and nine months ended October 1, 2006, respectively, and $0.5 million and $1.5 million for the three and nine months ended October 2, 2005, respectively.

The following table summarizes the components of the outstanding loan balance:

	As of
(In thousands)	October 1, 2006	January 1, 2006
Principal:
Active employees	$23,505	$29,946
Former employees	13,593	15,748

Total principal	$37,098	$45,694

Accrued interest:
Active employees	$4,840	$5,512
Former employees	2,909	3,046

Total accrued interest	$7,749	$8,558

Total outstanding loan balance – principal and accrued interest	$44,847	$54,252
Less: allowance for uncollectible loans	(8,345)	(8,469)

Total outstanding loan balance, net	$36,502	$45,783

The outstanding loan balance, net of allowance for uncollectible loans, is classified as a current asset in the Condensed Consolidated Balance Sheets.

Changes in the allowance for uncollectible loans are recognized in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. To date, write-offs have been immaterial.

During the second quarter of fiscal 2006, the Company implemented certain new terms for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, a requirement to make periodic interest payments, a collateral requirement, changes in the interest rates charged on outstanding loan balances, and the requirement to use a portion of the proceeds from the sale of stock options or shares under the Company’s ESPP to pay down the outstanding balances in certain circumstances.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per-share amounts)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Basic:
Net income (loss)	$10,714	$(5,946)	$23,642	$(89,995)

Weighted-average common shares	141,284	134,175	139,868	132,254

Basic net income (loss) per share	$0.08	$(0.04)	$0.17	$(0.68)

Diluted:
Net income (loss)	$10,714	$(5,946)	$23,642	$(89,995)
SunPower adjustment	(468)	—	(692)	—
Interest expense and bond issuance costs related to the 1.25% Notes	1,962	—	—	—
Other	(805)	—	(1,018)	—

Net income (loss) for diluted computation	$11,403	$(5,946)	$21,932	$(89,995)

Weighted-average common shares	141,284	134,175	139,868	132,254
Effect of dilutive securities:
Stock options and restricted stock	4,602	—	5,367	—
1.25% Notes	33,048	—	—	—
Other	153	—	185	—

Adjusted weighted-average common shares and assumed conversions	179,087	134,175	145,420	132,254

Diluted net income (loss) per share	$0.06	$(0.04)	$0.15	$(0.68)

SunPower Adjustment:

Net income used in the diluted computation for the three and nine months ended October 1, 2006 has been adjusted to account for the impact of the Company’s ownership in SunPower on a fully diluted basis.

1.25% Convertible Subordinated Notes (“1.25% Notes”):

For the three months ended October 1, 2006, diluted net income per share included approximately 33.0 million shares of common stock upon the assumed conversion of the 1.25% Notes. Net income was adjusted by approximately $2.0 million of interest expense and bond issuance costs associated with the 1.25% Notes.

For the nine months ended October 1, 2006, approximately 33.0 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net income per share as the impact was anti-dilutive.

For the three and nine months ended October 2, 2005, approximately 33.1 million shares of common stock issuable upon the assumed conversion of the 1.25% Notes were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and therefore, their inclusion would have been anti-dilutive.

Stock Options:

For the three and nine months ended October 1, 2006, approximately 23.5 million and 22.1 million shares of stock options, respectively, were excluded from the calculation of diluted net income per share as they were anti-dilutive.

For the three and nine months ended October 2, 2005, all outstanding options of approximately 41.5 million shares were excluded from the calculation of diluted net loss per share as the Company was in a net loss position, and therefore, their inclusion would have been anti-dilutive.

Other:

The Company maintains a key employee deferred compensation plan. For the three and nine months ended October 1, 2006, net income for diluted computation was adjusted for the compensation credit recorded under the deferred compensation plan, and the weighted-average common shares for diluted computation included the effect of the shares that would be issuable upon settlement of the deferred compensation plan. For the three and nine months ended October 2, 2005, no adjustments related to the deferred compensation plan were included as their inclusion was anti-dilutive.

NOTE 16. OTHER MATERIAL TRANSACTIONS

Power Supply

During the third quarter of fiscal 2006, Cypress Manufacturing Ltd. (“CML”), a wholly-owned subsidiary of Cypress located in the Philippines that provides manufacturing services for Cypress, entered into a Memorandum of Agreement (the “Power Agreement”) with GNPower Ltd. Co. (“GNPower”). The Power Agreement provides the general terms and conditions pursuant to which GNPower will build, own and operate an electric power generation facility that will supply CML (along with other third parties) with specified annual minimum quantities of electric power. Under the terms of the Power Agreement, CML may request additional power supply as necessary, which will be supplied by GNPower at pre-determined rates. The purpose of this transaction is to secure electric power supply for CML’s manufacturing operations in anticipation of the expected future power supply shortages and price increases in the Philippines.

In the aggregate, CML expects to purchase a minimum of approximately $30 million to $34 million in electric power over 15 years from the date of the facility’s first operation, which is estimated to be in the beginning of 2011. CML was not required to make any upfront payments upon execution of the Power Agreement.

Polysilicon Supply

SunPower has agreements with several suppliers of polysilicon, ingots and wafers. These agreements specify future quantities and pricing of products to be supplied by the suppliers for periods up to 12 years. As of October 1, 2006, total obligations related to such agreements were $450.3 million.

In addition, under certain of these agreements, SunPower is required to make prepayments to the suppliers over the terms of the arrangements. As of October 1, 2006, SunPower’s advances to these suppliers totaled $19.4 million. Inclusive of these advances, SunPower’s future prepayment obligations totaled approximately $142.1 million, payable over the next four years.

Joint Venture

On September 29, 2006, SunPower entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, in which SunPower and Woongjin will each invest approximately $5.0 million in a joint venture to manufacture mono-crystalline silicon ingots. This joint venture will operate in Korea, with polysilicon to be supplied primarily from DC Chemical. SunPower expects to purchase approximately $250 million of silicon ingot from the joint venture through a five-year supply agreement, which SunPower expects to execute upon formation of the joint venture. The jointly owned company is expected to begin manufacturing in the second half of fiscal 2007 and SunPower intends to sell polysilicon to the joint venture and also procure silicon ingot from the joint venture.

NOTE 17. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

The Company designs, develops, manufactures and markets a broad range of solutions for various markets including consumer, computation, data communications, automotive, industrial and solar power. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The five reportable business segments are as follows:

Reportable Segments	Description
Computation and Consumer Division (“CCD”):	a product division focusing on timing solutions, universal serial bus and programmable system-on-chip products

Data Communications Division (“DCD”):	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division (“MID”):	a product division focusing on SRAM and image sensor products

SunPower:	a majority-owned subsidiary of Cypress specializing in solar power products

Other:	includes Silicon Light Machines, a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center, a division of Cypress, certain foundry-related services performed by the Company on behalf of others, and certain corporate expenses

The Company generally does not allocate gain on sale of assets, restructuring, acquisition-related costs, stock-based compensation expense, interest and other income and expense, income taxes and minority interest to its segments. In addition, the Company does not allocate assets and liabilities to the segments as the Company does not manage its business in this manner.

The following tables set forth information relating to the reportable business segments:

Revenues:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
CCD	$89,738	$82,244	$254,366	$213,599
DCD	36,143	37,139	103,989	122,685
MID	85,953	76,478	250,613	235,676
SunPower	65,348	21,903	162,001	49,395
Other	13,025	9,348	33,611	26,567

Total revenues	$290,207	$227,112	$804,580	$647,922

Income (Loss) Before Income Taxes and Minority Interest:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
CCD	$4,095	$12,984	$14,873	$19,140
DCD	10,808	2,417	23,460	7,326
MID	6,196	(10,309)	8,483	(36,135)
SunPower	8,775	94	16,863	(7,585)
Other	(4,818)	(4,133)	(11,371)	(8,706)
Unallocated items:
Restructuring costs	—	(713)	(489)	(21,683)
Gain on sale of NSE Assets	—	—	5,998	—
Acquisition-related costs	(3,748)	(6,504)	(12,136)	(34,317)
Stock-based compensation	(12,296)	(1,727)	(34,989)	(7,116)
Interest and other income (expense), net	6,385	1,853	21,591	(1,221)

Income (loss) before income taxes and minority interest	$15,397	$(6,038)	$32,283	$(90,297)

Geographical Information:

International revenues accounted for approximately 72% and 72% of total revenues for the three months ended October 1, 2006 and October 2, 2005, respectively, and approximately 72% and 68% of total revenues for the nine months ended October 1, 2006 and October 2, 2005, respectively.

The following table presents the Company’s total revenues by geographical locations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
United States	$80,601	$62,594	$221,929	$208,655
Europe	67,194	36,948	178,453	98,989
Japan	26,763	24,632	78,163	64,896
Asia-Pacific	115,649	102,938	326,035	275,382

Total revenues	$290,207	$227,112	$804,580	$647,922

Customer Information:

The following table presents certain information about the Company’s significant customers who accounted for 10% or greater of total revenues:

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
	End Customers	Distributors	End Customers	Distributors	End Customers	Distributors	End Customers	Distributors
Number of significant customers	—	—	—	1	—	—	1	1
Percentage of total revenues	—	—	—	11%	—	—	10%	12%

NOTE 18. SUBSEQUENT EVENTS

Divestiture

During the fourth quarter of fiscal 2006, the Company completed the sale of certain assets and intellectual property associated with its PC Clock product line to Spectra Linear, Inc. (“Spectra”), a privately-held company specializing in timing solutions for computation and consumer markets, pursuant to the Asset Purchase Agreement (the “PC Clock Agreement”). Spectra acquired the Company’s PC Clock product line, which includes the frequency timing generators and buffers for desktop and notebook computers, computer servers and memory modules. The Company retained and continues to support the General Purpose Clock product line, which includes fixed and programmable timing products used primarily in consumer electronics, handsets and networking applications. In connection with the transaction, the Company will provide certain transition and manufacturing services to Spectra for a period up to eighteen months following the close of the transaction. Both the PC Clock and the General Purpose Clock product lines are business units in the CCD segment.

Pursuant to the PC Clock Agreement, Spectra agreed to pay the Company $8.0 million in cash and issue to the Company preferred stock of Spectra equal to 15% of Spectra’s fully diluted shares. Additionally, Spectra agreed to pay the Company licensing fees totaling $5.0 million over a three-year period following the close of the transaction.

In connection with the sale, the Company performed an impairment analysis on the goodwill related to the PC Clock product line as of October 1, 2006 and determined that no impairment existed.

Litigation and Asserted Claims

On October 11, 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the SRAM industry. The Company will make available employees, documents and all other relevant information to the DOJ’s Antitrust Division to fully support the investigation.

Beginning on or about October 17, 2006, the Company and a number of other manufacturers of memory products were sued in purported consumer class actions (21 as of November 9, 2006) in United States Federal District courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. The lawsuits seek restitution, injunction, and damages in an unspecified amount. The Company believes that it will have meritorious defenses to these allegations and will vigorously defend itself in these matters. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, which are discussed in the “Forward-Looking Statements” section under Part I of this Quarterly Report on Form 10-Q.

Executive Summary

General:

We design, develop, manufacture and market a broad range of silicon-based products and solutions for various markets, including consumer, computation, data communications, automotive, industrial, and solar. Leveraging proprietary silicon processes, our product portfolio includes a broad selection of wired and wireless universal serial bus (“USB”) devices, complementary metal oxide semiconductor (“CMOS”) image sensors, timing solutions, specialty memories, high-bandwidth synchronous and micropower memory products, optical solutions, reconfigurable mixed-signal arrays and, through our majority-owned subsidiary SunPower Corporation (“SunPower”), solar power products.

Our business segments include the following:

Reportable Segments	Description
Computation and Consumer Division (“CCD”):	a product division focusing on timing solutions, USB and programmable system-on-chip (“PSoC”) products

Data Communications Division (“DCD”):	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division (“MID”):	a product division focusing on static random access memories (“SRAM”) and image sensor products

SunPower:	a majority-owned subsidiary of Cypress specializing in solar power products

Other:	includes Silicon Light Machines (“SLM”), a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center (“SVTC”), a division of Cypress, certain foundry-related services performed by us on behalf of others, and certain corporate expenses

SunPower:

During the second quarter of fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock at a per-share price of $29.50 and received total proceeds, net of commission fees and transaction costs, of approximately $197.4 million. As of October 1, 2006, we owned approximately 52.0 million shares of SunPower’s class B common stock. Our ownership in SunPower as of October 1, 2006 was as follows:

As a percentage of SunPower’s total outstanding shares of capital stock	75.2%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis after taking into account its outstanding stock options and restricted stock	69.7%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	96.1%

Only we, our successors in interest and our subsidiaries may hold shares of SunPower’s class B common stock unless we distribute the shares to our stockholders in a tax-free distribution. Our obligation not to sell or distribute any of our shares of SunPower’s class B common stock without the prior consent of Credit Suisse and Lehman Brothers, lead underwriters of SunPower’s follow-on public offering, expired in the third quarter of fiscal 2006. We are continuing to explore ways in which to allow our stockholders to fully realize the value of our investment in SunPower. There can be no assurance that we will conclude a transaction, or take any other actions, in the short term or at all.

Divestitures:

Personal Computer Clock (“PC Clock”):

During the fourth quarter of fiscal 2006, we completed the sale of certain assets and intellectual property associated with our PC Clock product line to Spectra Linear, Inc. (“Spectra”), a privately-held company specializing in timing solutions for computation and consumer markets. Pursuant to the agreement, Spectra agreed to pay us $8.0 million in cash and issue us preferred stock of Spectra equal to 15% of Spectra’s fully diluted shares. Additionally, Spectra agreed to pay us licensing fees totaling $5.0 million over a three-year period following the close of the transaction.

Network Search Engine (“NSE”):

During the first quarter of fiscal 2006, we completed the sale of the assets and intellectual property associated with certain products in our NSE product line to NetLogic Microsystems, Inc. (“NetLogic”). Pursuant to the agreement, NetLogic issued to us approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE assets sold to NetLogic are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and up to an additional 0.3 million shares in common stock.

Highlight of Results of Operations:

Revenues for the three months ended October 1, 2006 were $290.2 million, an increase of $63.1 million, or 27.8%, compared to the three months ended October 2, 2005. Growth in SunPower, coupled with higher demand for our PSoC family of mixed signal arrays in consumer applications in our CCD segment and memory products in our MID segment, drove the increase in revenues. Gross margin increased slightly compared with the same prior-year period.

For the three months ended October 1, 2006, total research and development and selling, general and administrative expenses increased $14.7 million compared to the same prior-year period. The increase was primarily due to the stock-based compensation charges recorded under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” coupled with increases in other employee-related compensation charges. As discussed further below, we adopted SFAS No. 123(R) in the first quarter of fiscal 2006 and research and development and selling, general and administrative expenses included stock-based compensation charges of approximately $9.7 million in the third quarter of fiscal 2006.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of SFAS No. 123(R), there have been no significant changes during the three and nine months ended October 1, 2006 to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 1, 2006.

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

Results of Operations

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
CCD	$89,738	$82,244	$254,366	$213,599
DCD	36,143	37,139	103,989	122,685
MID	85,953	76,478	250,613	235,676
SunPower	65,348	21,903	162,001	49,395
Other	13,025	9,348	33,611	26,567

Total revenues	$290,207	$227,112	$804,580	$647,922

CCD:

For the three months ended October 1, 2006, revenues from the sales of CCD products increased $7.5 million, or 9.1%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $14.1 million in sales of our PSoC products, driven by increased demand and market penetration in consumer applications, including MP3 players, set-top boxes and gaming. This increase was partially offset by a decrease of approximately $7.5 million in sales of our USB products due to softness in market demand.

For the nine months ended October 1, 2006, revenues from the sales of CCD products increased $40.8 million, or 19.1%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $40.0 million in sales of our PSoC products.

DCD:

For the three months ended October 1, 2006, revenues from the sales of DCD products decreased $1.0 million, or 2.7%, compared to the same prior-year period. The decrease in revenues was primarily caused by the decline of approximately $3.2 million in sales of our NSE products. During the first quarter of fiscal 2006, we sold a portion of our NSE product line to NetLogic. The decrease in sales was partially offset by an increase of approximately $3.0 million in sales of certain Programmable Logic Device (“PLD”) products. These products are in an end-of-life cycle and the increase in sales in the third quarter of fiscal 2006 was primarily attributable to one of our customers making a last-time buy.

For the nine months ended October 1, 2006, revenues from the sales of DCD products decreased $18.7 million, or 15.2%, compared to the same prior-year period. The decrease in revenues was primarily attributable to the decline of approximately $10.1 million in sales of our NSE products and approximately $7.9 million in sales of our specialty memory products. These decreases were partially offset by an increase of approximately $1.4 million in sales of our PLD products.

MID:

For the three months ended October 1, 2006, revenues from the sales of MID products increased $9.5 million, or 12.4%, compared to the same prior-year period. The increase was primarily driven by an increase of approximately $9.4 million in sales of our memory products for networking and communications applications. Sales of our image sensor products were flat period-over-period.

For the nine months ended October 1, 2006, revenues from the sales of MID products increased $14.9 million, or 6.3%, compared to the same prior-year period. The increase was primarily driven by an increase of approximately $17.9 million in sales of our memory products, offset by a decrease of approximately $3.0 million in sales of our image sensor products.

SunPower:

For the three months ended October 1, 2006, revenues from the sales of SunPower products increased $43.4 million, or 198.4%, compared to the same prior-year period. For the nine months ended October 1, 2006, revenues increased $112.6 million, or 228.0%, compared to the same prior-year period. The increase in revenues for both the current three and nine-month periods was attributable to continued increases in unit production and unit shipments of both solar cells and solar modules as SunPower continued to expand its solar manufacturing capacity to meet strong global demand. During the first nine months of 2005, SunPower had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, SunPower has added a second 25 megawatt line during the fourth quarter of 2005 and a third production line capable of producing approximately 25 megawatts per year began production during the first quarter of 2006.

Other:

For the three months ended October 1, 2006, other revenues increased $3.7 million, or 39.3%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $3.6 million in revenues generated by our SVTC, which offers start-up and established companies the opportunities to develop silicon-based technologies. For the nine months ended October 1, 2006, other revenues increased $7.0 million, or 26.5%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $7.9 million in revenues generated by SVTC.

Cost of Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cost of revenues	$166,649	$131,673	$463,717	$387,878
Gross margin	42.6%	42.0%	42.4%	40.1%

For the three and nine months ended October 1, 2006, gross margin benefited from an increase of sales volumes, coupled with a stabilization of average selling prices. However, gross margin was negatively impacted by certain manufacturing limitations in our 90-nanometer technology which we expect to resolve in the next few quarters, as well as SunPower with lower margins making up a larger portion of our consolidated revenues. In addition, gross margin was negatively impacted by approximately $2.6 million and $6.4 million of stock-based compensation expenses for the three and nine months ended October 1, 2006, respectively, upon the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. Stock-based compensation expenses were immaterial for the three and nine months ended October 1, 2005.

Our gross margin has also been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down inventories caused by changes in demand condition from the cyclical nature of our business. The net impact of the inventory adjustments was a benefit of $1.8 million and a charge of $2.1 million for the three months ended October 1, 2006 and October 2, 2005, respectively, and a benefit of $3.8 million and a charge of $2.2 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. The inventory reserve balance was $24.7 million and $30.5 million as of October 1, 2006 and January 1, 2006, respectively.

We record inventory write-downs as a result of our normal analysis of demand forecasts and the aging profile of the inventory. We record charges to cost of revenues to write down the carrying values of our inventories when their estimated market values are less than their carrying values. The inventory write-downs reflect estimates of future market pricing relative to the costs of production and inventory carrying values and projected timing of product sales. The semiconductor industry has historically been highly cyclical and volatile. These trends could continue in the future and could cause us to re-evaluate out inventory costs, which could result in additional inventory reserves.

In reviewing our inventory reserves, we follow methodologies that are consistent with those used by other companies within the semiconductor industry. At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the balance sheets. The contra asset account is released at the time the inventory is either sold or scrapped. As of October 1, 2006, the remaining inventory reserve represented excess and obsolete inventories that have not been scrapped or sold.

Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
R&D	$61,981	$56,068	$186,244	$171,151
As a percentage of revenues	21.4%	24.7%	23.1%	26.4%

For the three months ended October 1, 2006, R&D expenses increased $5.9 million compared to the same prior-year period. The increase in R&D expenditures was primarily due to:

•	stock-based compensation expense of $4.5 million as we implemented SFAS No. 123(R) in fiscal 2006 (as compared to $0.1 million in the same prior-year period); and

•	an increase of other compensation expense of $1.3 million primarily related to charges recorded for employee-related bonus plans implemented in the first quarter of fiscal 2006 and additional headcount.

These increases in R&D expenditures were partially offset by a $1.1 million reduction in spending on R&D supplies and materials.

For the nine months ended October 1, 2006, R&D expenses increased $15.1 million compared to the same prior-year period. The increase in R&D expenditures was primarily due to:

•	stock-based compensation expense of $13.6 million as we implemented SFAS No. 123(R) in fiscal 2006 (as compared to a credit of $1.3 million in the same prior-year period); and

•	an increase of other compensation expense of $6.4 million primarily related to charges recorded for employee-related bonus plans implemented in the first quarter of fiscal 2006 and additional headcount.

These increases in R&D expenditures were partially offset by a $5.2 million reduction in spending on R&D supplies and materials.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
SG&A	$48,817	$40,045	$137,300	$115,245
As a percentage of revenues	16.8%	17.6%	17.1%	17.8%

For the three months ended October 1, 2006, SG&A expenses increased $8.8 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to:

•	stock-based compensation expense of $5.2 million as we implemented SFAS No. 123(R) in fiscal 2006 (as compared to $1.7 million in the same prior-year period);

•	an increase of other compensation expense of $4.5 million primarily related to charges recorded for employee-related bonus plans implemented in the first quarter of fiscal 2006, higher earn-out payments related to our acquisitions and additional headcount; and

•	a write-off of $1.8 million in uncollectible notes receivable.

These increases in SG&A expenses were partially offset by a $1.7 million reduction in sales commissions primarily because we implemented a new plan in fiscal 2006 to reduce commission rates.

For the nine months ended October 1, 2006, SG&A expenses increased $22.1 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to:

•	stock-based compensation expense of $15.0 million as we implemented SFAS No. 123(R) during fiscal 2006 (as compared to $1.7 million in the same prior-year period);

•	an increase of other compensation expense of $10.5 million primarily related to charges recorded for employee-related bonus plans implemented in the first quarter of fiscal 2006, higher earn-out payments related to our acquisitions and additional headcount; and

•	a write-off of $1.8 million in uncollectible notes receivable.

These increases in SG&A expenses were partially offset by a $3.3 million reduction in sales commissions as discussed above.

Restructuring

Restructuring charges were zero and $0.7 million for the three months ended October 1, 2006 and October 2, 2005, respectively, and $0.5 million and $28.4 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. The restructuring charges were primarily related to our restructuring plan implemented in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”). For additional information on the Fiscal 2005 Restructuring Plan, refer to Note 5 of Notes to Condensed Consolidated Financial Statements. For additional information regarding our planned cost savings and actual results related to the Fiscal 2005 Restructuring Plan, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

For the three months ended October 1, 2006, amortization was $3.7 million compared with $6.5 million during the corresponding fiscal 2005 period. The decrease was primarily attributable to a $2.5 million decrease in amortization of certain purchased technology intangible assets as they had been fully amortized during fiscal 2005 and the first nine months of fiscal 2006.

For the nine months ended October 1, 2006, amortization was $12.1 million compared with $22.0 million during the corresponding fiscal 2005 period. The decrease was primarily attributable to a $8.8 million decrease in amortization of certain purchased technology intangible assets as they had been fully amortized during fiscal 2005 and the first nine months of fiscal 2006.

In-Process Research and Development (“IPR&D”) Charge

For the nine months ended October 2, 2005, we recorded $12.3 million of IPR&D expense relating to our acquisition of SMaL Camera Technologies, Inc. (“SMaL”). No IPR&D expense was recorded in other periods presented. For a detailed discussion of in-process research and development expense related to SMaL, refer to the Annual Report on Form 10-K for the year ended January 1, 2006.

Status of IPR&D Projects:

There have been no significant differences between the actual and estimated results of the IPR&D projects related to SMaL. As of October 1, 2006, we had completed all IPR&D projects, which represents a delay of one quarter when compared to our original estimate. We incurred total post-acquisition costs of approximately $15.7 million.

Gain on Sale of NSE Assets

During the first quarter of fiscal 2006, we completed the sale of the assets and intellectual property associated with certain products in our NSE product line to NetLogic pursuant to the Agreement for the Purchase and Sale of Assets (the “NSE Agreement”). Pursuant to the NSE Agreement, NetLogic issued to us approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE Assets are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and up to an additional 0.3 million shares in common stock.

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

Intangible assets sold to NetLogic included certain purchased technology and trademarks which had been acquired by us in conjunction with previous business combinations.

The NSE product line also included goodwill which had been acquired by us in conjunction with previous business combinations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we included a portion of the goodwill in the carrying amount of the NSE Assets in determining the gain on disposal. The amount was based on the relative fair values of the NSE Assets disposed of and the remaining portion of the NSE products that was retained by us.

In conjunction with the sale, we paid severance and other benefits to 54 employees in the NSE business unit (35 in research and development and 19 in selling, general and administrative functions) who were either terminated or transferred to NetLogic as a result of this transaction.

Interest Income

Interest income consists primarily of interest earned on cash equivalents, short-term investments and restricted cash. In addition, interest income includes interest earned on our loans to employees under the employee stock purchase assistance plan.

For the three months ended October 1, 2006, interest income was $9.8 million compared with $3.1 million for the same prior-year period. The increase in interest income was primarily attributable to an increase of $6.7 million in interest earned on our cash and investments as a result of higher average cash and investment balances, primarily due to SunPower’s follow-on public offering in the second quarter of fiscal 2006 and cash generated from operations, coupled with higher interest rates.

For the nine months ended October 1, 2006, interest income was $22.0 million compared with $8.2 million for the same prior-year period. The increase in interest income was primarily attributable to an increase of $13.6 million in interest earned on our cash and investments as a result of higher average cash and investment balances, primarily due to SunPower’s follow-on public offering in the second quarter of fiscal 2006 and cash generated from operations, coupled with higher interest rates.

Interest Expense

Interest expense is primarily associated with our convertible subordinated notes, collateralized debt instruments and SunPower’s interest payments on customer advances.

For the three months ended October 1, 2006, interest expense was $2.3 million compared with $2.0 million during the same prior-year period. The increase in interest expense was primarily driven by an increase of approximately $0.4 million of interest expense paid by SunPower on customer advances, partially offset by a decrease of $0.2 million in interest expense associated with our collateralized debt instruments as they were repaid in full during the first quarter of fiscal 2006. We recorded approximately $1.9 million of interest expense related to our convertible subordinated notes in both periods.

For the nine months ended October 1, 2006, interest expense was $6.9 million compared with $6.3 million during the same prior-year period. The increase in interest expense was primarily driven by an increase of approximately $1.3 million of interest expense paid by SunPower on customer advances, partially offset by a decrease of $0.5 million in interest expense associated with our collateralized debt instruments, as they were fully repaid during the first quarter of fiscal 2006. We recorded approximately $5.6 million of interest expense related to our convertible subordinated notes in both periods.

Other Income (Expense), Net

The following table summarizes the components of other income (expense):

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Amortization of bond issuance costs	$(930)	$(930)	$(2,790)	$(2,790)
Investment impairment charges	(2,175)	—	(3,058)	(421)
Write-off of loan receivable	—	—	—	(400)
Gains related to investments	—	—	10,027	—
Changes in fair value of warrants to purchase common stock	1,036	—	1,056	120
Foreign exchange gain (loss)	101	(200)	143	(831)
Changes in fair value of investments held in trust for deferred compensation plan	855	1,681	1,238	764
Other	56	181	(88)	434

Total other income (expense)	$(1,057)	$732	$6,528	$(3,124)

Investment Impairment Charges:

We hold equity interests in publicly-traded and privately-held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge on a publicly-traded investment, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our impairment assessment on investments in privately-held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise, for example, when we hold contractual rights that give us a preference over the rights of other investors. We recorded impairment charges of $2.2 million and $3.1 million for the three and nine months ended October 1, 2006, respectively, and zero and $0.4 million for the three and nine months ended October 2, 2005, respectively, as the decline in values of certain of our investments was deemed other-than-temporary.

Gains Related to Investments:

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

During the first quarter of fiscal 2006, one of the privately-held companies in which we held equity interests was acquired by a publicly-traded company, resulting in us receiving shares in the publicly-traded company. As a result of the transaction, we recognized a gain of $2.9 million.

Deferred Compensation Plan:

In fiscal 1995, we adopted a deferred compensation plan, which provides certain key employees with the option to defer the receipt of compensation in order to accumulate funds for retirement. We do not match the contributions made by the employees or guarantee returns on their investments. As of October 1, 2006 and January 1, 2006, deferred compensation plan assets of $21.3 million and $23.2 million, respectively, were recorded in “Other assets,” and liabilities of $25.5 million and $27.8 million, respectively, were recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF No. 97-14, the liabilities are marked to market with the offset being recorded as an operating expense or credit. The assets (excluding the amounts invested in our common stock) are marked to market with the offset being recorded in “Other income (expense), net.” No entries are recorded for the amounts invested in our common stock because the amounts are accounted for as treasury stock.

All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Changes in fair value of assets recorded in:
Other income (expense), net	$855	$1,681	$1,238	$764
Changes in fair value of liabilities recorded in:
Cost of revenues	(221)	(588)	(450)	(382)
R&D	(255)	(677)	(519)	(439)
SG&A	(195)	(517)	(396)	(336)

Total (expense) credits	$184	$(101)	$(127)	$(393)

Income Tax (Provision) Benefit

Our effective rate of income tax expense was 15.1% and 15.8% for the three and nine months ended October 1, 2006, respectively, and our effective rate of income tax benefit was 1.5% and 0.3% for the three and nine months ended October 2, 2005, respectively. The tax provision for the third quarter and first nine months of fiscal 2006 was attributable to income earned in certain countries that is not offset by current-year net operating losses in other countries, partially offset by amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the third quarter and first nine months of fiscal 2005 was attributable to amortization of the deferred tax liability associated with purchased intangible assets, partially offset by income earned in certain countries that is not offset by current-year net operating losses in other countries.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and long-term debt:

	As of
(In thousands)	October 1, 2006	January 1, 2006
Cash, cash equivalents and short-term investments	$644,909	$330,308
Working capital	$723,874	$435,110
Long-term debt (excluding current portion)	$598,997	$601,247

Cash, cash equivalents and short-term investments included $273.6 million and $143.6 million related to SunPower as of October 1, 2006 and January 1, 2006, respectively. SunPower’s cash, cash equivalents and short-term investments are not available for corporate use by Cypress or Cypress’s other subsidiaries.

Key Components of Cash Flows:

	Nine Months Ended
(In thousands)	October 1, 2006	October 2, 2005
Net cash flow generated from operating activities	$145,137	$62,684
Net cash flow used in investing activities	(84,278)	(66,600)
Net cash flow generated from financing activities	238,204	39,934

Net increase in cash and cash equivalents	$299,063	$36,018

During the nine months ended October 1, 2006, net cash generated from operations increased $82.5 million compared with the nine months ended October 2, 2005. The increase was primarily driven by net income generated during the current nine-month period compared with a net loss incurred in the same prior-year period, adjusted for certain non-cash items including depreciation and amortization, gains on investments, gain on sale of assets, stock-based compensation expenses, and changes in operating assets and liabilities. Accounts receivable increased primarily due to increase in sales. Increase in inventories was primarily due to the growth at SunPower to support its volume ramp, as well as the build-up in our core semiconductor business.

During the nine months ended October 1, 2006, net cash used in investing activities increased $17.7 million compared with the nine months ended October 2, 2005. During the nine months ended October 1, 2006, we spent $133.3 million on acquisitions of property and equipment (which included $64.6 million use of cash for SunPower’s purchases). These uses of cash were partially offset by proceeds of $48.7 million from sales and maturities of investments, net of purchases, and proceeds of $8.7 million from the collection of loans from employees related to the employee stock purchase assistance plan. During the nine months ended October 2, 2005, we spent $95.7 million on acquisitions of property and equipment (which included $48.1 million use of cash for SunPower’s purchases) and $39.6 million related to our acquisition of SMaL Technologies, net of cash received. Our uses of cash were partially offset by proceeds of $67.4 million from sales and maturities of investments, net of purchases.

During the nine months ended October 1, 2006, net cash generated from financing activities increased $198.3 million compared with the nine months ended October 2, 2005. The increase was primarily attributable to the net proceeds of $197.4 million from SunPower’s follow-on public offering of 7.0 million shares of its common stock. During the nine months ended October 1, 2006, cash generated from financing activities also included proceeds of approximately $46.8 million from the issuance of common shares under our employee stock plans, partially offset by $6.6 million for the repayment of debt. During the nine months ended October 2, 2005, cash generated from financing activities included proceeds of approximately $49.3 million from the issuance of common shares under our employee stock plans, partially offset by $9.3 million for the repayment of debt.

Liquidity:

Our Board of Directors has approved a program authorizing the repurchase of our common stock in the open market or in privately negotiated transactions. The maximum amount that can be repurchased is limited to $15.0 million. To date, we have not repurchased any shares under this plan.

We have $599.0 million of aggregate principal amount in the outstanding 1.25% Notes that are due in June 2008. We have the ability to call for redemption of all or a portion of the 1.25% Notes any time. The 1.25% Notes are subject to compliance with certain covenants that do not contain financial ratios. As of October 1, 2006, we were in compliance with these covenants. If we failed to be in compliance with these covenants beyond any applicable grace period, the trustee of the 1.25% Notes, or the holders, would have the ability to demand immediate payment of all amounts outstanding.

On June 27, 2003, we entered into a synthetic lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. If we had exercised our right to purchase all the properties subject to this lease at October 1, 2006, we would have been required to make a payment totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of October 1, 2006, the amount of restricted cash and accrued interest was $63.2 million, which was classified as a non-current asset in the Condensed Consolidated Balance Sheets.

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2004, this line of credit was extended to December 2006 and the total amount was increased to $70.0 million. As of October 1, 2006, no amount was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus a spread at our election. The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to tangible net worth and a quick ratio. As of October 1, 2006, we were in compliance with all of the covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. We intend to use the line of credit on an as-needed basis to fund working capital, capital expenditures and other corporate purposes.

In December 2005, SunPower entered into a $25.0 million, three-year revolving credit facility with certain financial institutions. The credit facility is collateralized by substantially all assets, including the stock of SunPower’s foreign subsidiaries. Borrowings under the credit facility are subject to customary conditions as well as (1) with respect to the first

$10.0 million drawn on the credit facility, maintenance of cash collateral to the extent of amounts borrowed (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the credit facility, satisfaction of a coverage test which is based on a ratio of cash flow to capital expenditures. The credit facility contains customary covenants and default provisions including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. Borrowings outstanding under the credit facility bear interest at a rate of the greater of the prime rate or the federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. As of October 1, 2006, no borrowings were outstanding under this credit facility.

During fiscal 2003, we entered into certain long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.8 million. These agreements were collateralized by specific equipment located at our U.S. manufacturing facilities. Principal amounts were repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates were variable based on changes to LIBOR rates. As of October 1, 2006, the loans were paid in full.

We have outstanding purchase obligations, which represent principally our open purchase orders for services, software, manufacturing equipment and supplies. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of October 1, 2006, non-cancelable purchase obligations totaled $114.5 million. In addition, SunPower has agreements with several suppliers of polysilicon, ingots and wafers. As of October 1, 2006, total obligations related to such supplier agreements were $450.3 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. Accordingly, as of October 1, 2006, in addition to $520.3 million in cash and cash equivalents, we had $124.6 million invested in short-term investments that are available for current operating, financing and investing activities, for a total liquid cash and investment position of $644.9 million. We had an additional $63.2 million of restricted cash related to our synthetic lease. As of October 1, 2006, we had outstanding $599.0 million in principal amount of our 1.25% Notes.

As of October 1, 2006, we held 52.0 million shares of SunPower’s class B common stock and the fair value of our ownership in SunPower was approximately $1.4 billion. As our financial statements are presented on a consolidated basis, the fair value of our equity interest in SunPower is not recorded as an asset in the accompanying Condensed Consolidated Balance Sheets.

As of October 1, 2006, our cash, cash equivalents and investment balances included approximately $273.6 million of SunPower’s cash and investments. During the second quarter of fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock and received total proceeds, net of commission fees and transaction costs, of approximately $197.4 million. SunPower intends to use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures, and potentially for further expansion of its Philippines’ manufacturing facilities. SunPower may also use approximately $10 million of the proceeds to purchase its Philippines manufacturing facility from Cypress, which SunPower has the option to do under the lease agreement. In addition, SunPower may use proceeds of this offering for the acquisition of, or investment in, complementary businesses, technologies or other assets, and to invest in joint ventures. SunPower may undertake such transactions in furtherance of its strategy to broaden its supply-chain opportunities, increase the efficiency of the downstream channel and reduce the cost of its products delivered to end customers. SunPower may also use a portion of the proceeds for prepayments to vendors of polysilicon, ingots and wafers.

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

Off-Balance Sheet Arrangements:

Synthetic Lease:

On June 27, 2003, we entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established during the second quarter of fiscal 2003. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, we may extend the lease if the lessor allows. If we had exercised our right to purchase all the properties subject to the synthetic lease at October 1, 2006, we would have been required to make a payment totaling $62.7 million (the “Termination Value”). If we exercise our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

We determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic operating lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease. As of October 1, 2006, the unamortized balance was $0.7 million.

We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. We have performed an analysis and determined a loss contingency accrual is required. As of October 1, 2006, the accrued loss contingency totaled $4.5 million, representing the amounts recognized through the end of the third quarter of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of an independent appraisal firm.

We are required to maintain restricted cash or investments to serve as collateral for this lease. As of October 1, 2006, the balance of restricted cash and accrued interest was $63.2 million and was classified in “Other assets” in the Condensed Consolidated Balance Sheets.

In addition, we are required to comply with certain financial covenants associated with the synthetic lease. As of October 1, 2006, we were in compliance with such financial covenants.

Equity Option Contracts:

As of October 1, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. We entered into the equity option contracts as part of our 2001 stock repurchase program. The contracts require physical settlement and will expire in December 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million in cash. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

For the three and nine months ended October 1, 2006, we received total premiums of zero and $0.6 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheets. No premiums were received for the three and nine months ended October 2, 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, which provides guidance on the process of quantifying financial statement misstatements. SAB No. 108 states that entities must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior-year misstatements, on the entity’s current-year consolidated financial statements. SAB No. 108 prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current-year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the entity is required to adjust its financial statements, including correcting prior-year financial statements, even though such correction was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for immaterial errors would not require the entity to amend previously filed reports; rather, such corrections may be made the next time the entity files its comparative prior-year statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 in the fourth quarter of fiscal 2006 and are currently evaluating the impact of SAB No. 108 on our consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation 48,”Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this provision in the first quarter of fiscal 2007 and are currently evaluating the impact of this provision on our consolidated results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

The fair value of our non-equity investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our portfolio.

The fair market value of our 1.25% convertible subordinated notes (“1.25% Notes”) is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the 1.25% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 1.25% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 1.25% Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of October 1, 2006, the estimated fair value of the 1.25% Notes was approximately $775.4 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the 1.25% Notes to approximately $853.0 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the 1.25% Notes to $697.9 million.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established cash flow and fair value hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We have entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues. The total notional amount of these contracts was $122.7 million as of October 1, 2006. If the forecasted cash flow fails to materialize, we will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $12.2 million on these contracts.

Investments in Publicly-Traded and Privately-Held Companies

Other than SunPower, we hold equity securities in certain publicly-traded companies. The equity securities are classified as available-for-sale investments and are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in “Accumulated other comprehensive income.” In addition, we hold warrants that are classified as derivatives and are being marked to market at the end of each reporting period, with the resulting gains or losses recognized in the Condensed Consolidated Statements of Operations.

The values of the equity securities are subject to market price volatility. As of October 1, 2006, the fair value of our available-for-sale equity investments was $16.7 million. A 10% increase in the stock prices of our investments would increase the fair value of our investments by approximately $1.7 million, and a 10% decrease in the stock prices would decrease the fair value of our investments by approximately $1.7 million. As of October 1, 2006, the fair value of our warrants classified as derivatives was $2.4 million. A 10% increase in the stock price of the investee would increase the value of our warrants by approximately $0.3 million, and a 10% decrease in the stock price would decrease the value of our warrants by approximately $0.2 million.

We have invested in several privately-held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. As our equity investments generally do not permit us to exert significant influence or control over the companies in which we are investing, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of October 1, 2006, the carrying value of our investments in privately-held companies was $3.9 million.

Stock Purchase Assistance Plan (“SPAP”)

As of October 1, 2006, we had $44.8 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, write-offs have been immaterial. As of October 1, 2006, we had an allowance for uncollectible loans of $8.3 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral.

As of October 1, 2006, the carrying value of the loans exceeded the underlying common stock collateral by $14.7 million, based on the closing price of our common stock of $17.77. The carrying value of the loans would exceed the underlying common stock collateral by $11.7 million if our stock price increased 10%, and by $17.7 million if our stock price decreased 10%.

During the second quarter of fiscal 2006, we implemented certain new terms for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, a requirement to make periodic accrued interest payments after the first quarter of fiscal 2006, a collateral requirement, changes in the interest rates charged on outstanding loan balances, and the requirement to use a portion of the proceeds from the sale of stock options or shares under our ESPP to pay down the outstanding balances in certain circumstances.

Equity Option Contracts

At October 1, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million which is classified in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. The contracts require physical settlement and will expire in December 2006. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2006 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors set forth below, other than the addition of disclosure regarding pending litigation and enhanced disclosure regarding our flexible fab initiatives.

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

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be non-functional. We, and similarly, our third party foundry partners, may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. For example, we believe that certain manufacturing limitations on our PSoC, USB and clock businesses negatively affected our performance in fiscal 2005. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities, or the facilities of our third party foundry partners, would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

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

A high percentage of our products are currently fabricated in our manufacturing facilities located in Texas, Minnesota and the Philippines. However, we also increasingly rely on independent contractors to manufacture some of our products. If market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. We cannot guarantee that any foundries that supply our wafers will not experience manufacturing problems, including yield deficiencies or delays in the realization of advanced manufacturing process technologies. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases.

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

Polysilicon is an essential raw material in SunPower’s production of photovoltaic, or solar, cells. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Based on its experience, SunPower believes that the average price of polysilicon has continued to increase. Increases in polysilicon prices have in the past increased SunPower’s manufacturing costs and may impact its manufacturing costs and operating results in the future. As demand for solar cells has increased, many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, it does not believe that the supply imbalance will be remedied in the near term. SunPower expects that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

There are a limited number of polysilicon suppliers. Since SunPower has only been purchasing polysilicon in bulk for a shorter period than its competitors, its competitors may have longer and perhaps stronger relationships with the suppliers than SunPower does. Some of SunPower’s competitors also have inter-locking board members with their polysilicon suppliers. In addition, since some of the arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to SunPower.

Although SunPower has contracted with vendors for what it believes will be an adequate supply of silicon ingots through 2007, its estimates regarding the supply needs may not be correct, its purchase orders and contracts may be cancelled, or the volume or pricing terms may be changed by the suppliers. Based on market conditions, SunPower’s purchase orders are generally non-binding in nature.

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

Our outstanding debt obligations primarily include $599.0 million of aggregate principal amount of the 1.25% convertible subordinated notes (“1.25% Notes”) that are due in June 2008. As of October 1, 2006, our total cash, cash equivalents and short-term investments, excluding restricted cash and SunPower’s cash, cash equivalents and investments, were $371.3 million, which was less than our outstanding indebtedness if it were currently due.

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

Protection of our intellectual property rights is essential to keeping others from copying the innovations that are central to our existing and future products. Our flexible fab initiative requires us to enter into technology transfer agreements with external foundry partners, providing third party access to our manufacturing intellectual property and resulting in additional risk to our intellectual property. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights.

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

For a variety of reasons, we have entered into technology transfer and/or license agreements with third parties that give those parties the right to use the patents and other technology developed by us and/or give us the right to use the patents and other technology developed by them. In some cases, these technology transfer and/or license agreements are governed by foreign law, which could afford less protection and/or result in increased costs to enforce such agreements. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

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

The unfavorable outcome of litigation pending against us or future litigation could materially impact our business.

Our financial results could be materially adversely impacted by unfavorable outcomes to any pending or future litigation. See “Note 9. Contingencies and Commitments.” There can be no assurances as to the favorable outcome of any litigation. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, such litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International revenues accounted for approximately 72% and 72% of total revenues for the three months ended October 1, 2006 and October 2, 2005, respectively, and approximately 72% and 68% of total revenues for the nine months ended October 1, 2006 and October 2, 2005, respectively. Our Philippine manufacturing, assembly and test operations, as well as our international sales offices, face risks frequently associated with foreign operations including:

•	currency exchange fluctuations;

•	the devaluation of local currencies;

•	political instability;

•	labor issues;

•	changes in local economic conditions;

•	import and export controls;

•	potential shortage of electric power supply; and

•	changes in tax laws, tariffs and freight rates.

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

We face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation proposed for China and other countries (including the United States). We are redesigning our products regulated under the RoHS Directive in order to be able to continue to offer them for sale within the European Union. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. Our customers and other companies in the supply chain may require us to certify that our products are RoHS compliant. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products.

Our operations and financial results could be severely harmed by certain natural disasters.

Our headquarters, manufacturing facilities in the Philippines and some of our major vendors’ facilities are located near major earthquake faults or are subject to seasonal typhoons. We have not been able to maintain insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment and we could suffer damages that could seriously harm our business, financial condition and results of operations.

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

We have outstanding loans, consisting of principal and cumulative accrued interest, of $44.8 million as of October 1, 2006, to employees and former employees under the shareholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors do not participate in this program. To date, bad debt write-offs have been immaterial. As of October 1, 2006, we had an allowance for uncollectible loans of $8.3 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

During the second quarter of fiscal 2006, we implemented certain new terms for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, a requirement to make periodic accrued interest payments after the first quarter of fiscal 2006, a collateral requirement, changes in the interest rates charged on outstanding loan balances, and the requirement to use a portion of the proceeds from the sale of stock options or shares under our ESPP to pay down the outstanding balances in certain circumstances.

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

Historically, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Cypress. The adoption of SFAS No. 123(R) required us to expense all stock-based compensation provided to employees and directors beginning in the first quarter of fiscal 2006. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by approximately $12.3 million and $35.0 million in the third quarter and first nine months of fiscal 2006, respectively. In addition, regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock made during the third quarter of fiscal 2006:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the programs
July 3, 2006 — July 30, 2006	—	$—	—	$15,000,000
July 31, 2006 — August 27, 2006	—	—	—	15,000,000
August 28, 2006 — October 1, 2006	—	—	—	15,000,000

Total	—	—	—

On October 14, 2002, our board of directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market at any time. The actual total amount that can be repurchased is limited to $15.0 million. This program does not have an expiration date. This was the only active stock repurchase program that we had during the third quarter of fiscal 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 8, 2006, our Compensation Committee of the Board of Directors (the “Committee”) approved quarterly incentive payments to our executive officers for the third quarter ended October 1, 2006. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Profit Sharing Plan (the “PPSP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance in the third quarter of fiscal 2006. The performance measures under the KEBP include our earnings per share as well as individual strategic, operational and financial goals established for each executive prior to the commencement of the quarter, and the performance measures under the PPSP include our earnings per share and the individual’s percentage of success in achieving certain quarterly goals. The following table sets forth cash payments earned by our Named Executive Officers under the KEBP and the PPSP for the third quarter ended October 1, 2006:

NAMED EXECUTIVE OFFICERS	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$147,427	$7,067
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$55,115	$4,954
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$44,481	$3,998
Paul Keswick, Executive Vice President, New Product Development	$39,715	$3,570

Additionally, the Committee authorized quarterly incentive payments under the KEBP and PPSP, totaling $166,023 and $14,924, respectively, to five other executive officers who are not Named Executive Officers.

The foregoing description of the KEBP and the PPSP do not purport to be complete and are qualified in their entirety by the terms and conditions of the KEBP and PPSP, summaries of which were filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, as filed with the Securities and Exchange Commission on March 17, 2006.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1	*	Memorandum of Agreement, dated September 6, 2006, by and between GNPower Ltd. Co. and Cypress Semiconductor Corporation.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 10, 2006	By:	/s/ Brad W. Buss
Brad W. Buss
Executive Vice President, Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
10.1	*	Memorandum of Agreement, dated September 6, 2006, by and between GNPower Ltd. Co. and Cypress Semiconductor Corporation.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.