Form 10-K
period 2006-12-31
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2007-03-01
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 2, 2006 as reported on the New York Stock Exchange, was approximately $1.6 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2007, 152,000,950 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s Annual Meeting of Stockholders for the year ended December 31, 2006 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; our intent regarding our investment in SunPower; the rate of customer acceptance of our products and our resulting market share; our business strategies; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; the availability of raw materials, such as polysilicon, used in the manufacture of SunPower’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and our expectations regarding our pending litigation and investigations and outstanding warranty liability. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plan,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the “Item 1A. Risk Factors” section in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the programmable system-on-chip (“PSoC”) products, universal serial bus (“USB”) controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive, industrial and, through our majority-owned subsidiary SunPower Corporation (“SunPower”), solar power.

As of the end of fiscal 2006, our internal organization was structured into the following reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on general-purpose timing solutions, USB and PSoC products

Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), nonvolatile memories and image sensor products

SunPower	a majority-owned subsidiary of Cypress specializing in solar power products

Other	includes Silicon Light Machines (“SLM”), a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center (“SVTC”), a division of Cypress, certain foundry-related services performed by us on behalf of others, and certain corporate expenses

We were incorporated in California in December 1982. The initial public offering of our common stock occurred in May 1986, at which time our common stock commenced trading on the Nasdaq National Market. In February 1987, we were reincorporated in Delaware and in October 1988, we began listing our common stock on the New York Stock Exchange under the symbol “CY.” Our corporate headquarters are located at 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Business Strategies

We have made substantial progress in our mission to become a leading “programmable solutions” company. In addition to building a comprehensive programmable product portfolio based on our PSoC platform, we have divested businesses that do not align with our long-term plans, and have made a successful shift to flexible manufacturing. We have also added senior management with broad experience defining and bringing to market new generations of high-performance programmable products. We exited fiscal 2006 with our most-focused product portfolio ever, which helped drive design wins to an all-time record.

We will continue to pursue the following key strategies:

•

Drive programmability – Our proprietary programmable technology and programmable product leadership, led by our PSoC family of devices, is an important competitive advantage. Driven by current and anticipated demand, we will continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration.

•

Extend technology leadership and drive “PSoC Everywhere” – The first and most important step of our programmability initiative is to drive “PSoC Everywhere,” meaning in any possible application. PSoC devices can be used in a wide array of applications ranging from MP3 players and handsets to running shoes, appliances, laptops and fitness equipment. The product’s easy-to-use PSoC Express programming software and broad range of development kits can facilitate rapid adoption across many different platforms.

•

Expand our customer base – Cypress’ strategy is to grow its customer base rapidly through direct sales, independent sales representatives and distributors. No longer satisfied with a few thousand customers, Cypress, with its flagship PSoC product, is targeting tens of thousands of smaller customers who are looking to compete against larger competitors using the flexible, programmable PSoC platform.

•

Collaborate with customers to build system-level solutions – Cypress works closely with customers from initial product design through manufacturing and delivery. Our sales, customer and technical support, product marketing and development efforts are organized to maximize our customers’ design efforts, helping them to speed time-to-market. Our engineering expertise is focused on developing whole product solutions, including software and reference designs.

•

Flexible manufacturing – Our manufacturing strategy combines capacity from leading foundries with output from Cypress’ internal fabs. The initiative allows us to meet rapid swings in customer demand without the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

•

“No More Moore” – With many of our leading programmable products no longer requiring aggressive linewidth reductions, we abandoned our longstanding commitment to independent process technology development based on Moore’s Law. We will continue to have access to leading-edge processes for our products that do require world-class manufacturing processes through our foundry relationships.

•

Continuing to build and support SunPower – We are the majority stockholder of SunPower and will continue to support SunPower to become the leader in high-performance solar power products. We will continue to work with SunPower to maintain its technology advantage, expand manufacturing capacity while reducing manufacturing costs, drive efficiency improvements through relationships with suppliers and customers, and develop a leading brand name.

•

Exiting legacy or non-strategic, underperforming businesses – A focused business will allow us to better achieve our current objectives. Over the past year, we have divested certain business units that were inconsistent with our future initiatives and long-term plans. Exiting these businesses will allow us to focus our current resources and efforts on the core business model.

•

Pursuing complementary strategic relationships – Complementary acquisitions can expand our markets and strengthen our competitive position. As part of our growth strategy, we continue to assess opportunities to develop strategic relationships, including acquisitions, investments and joint development projects with key partners and other businesses.

As we continue to implement our strategies, there are internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Item 1A “Risk Factors.”

Business Segments and Product/Service Overview

Consumer and Computation Division:

The Consumer and Computation Division designs and develops solutions for many of the world’s leading manufacturers of consumer and computation end products. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division’s products include PSoC devices, the industry’s broadest selection of USB controllers and WirelessUSB products, general-purpose programmable clocks and programmable-radio-on-a-chip (“PRoC”) products. PSoC products are used in various consumer applications such as MP3 players, mass storage, household appliances, laptop computers and toys. USB is used primarily in PC applications and is finding increased adoption rates in consumer devices such as MP3 players, mobile handsets and set-top boxes. During the third quarter of fiscal 2006, we sold our personal clock (“PC Clock”) product line, a component of this division, to Spectra Linear (see “Divestitures” below).

PSoC. Our PSoC products are mixed-signal arrays with an on-board microcontroller, providing a low-cost, single-chip solution for a variety of consumer, industrial and control applications. The mixed-signal arrays integrate a microcontroller and the analog and digital components that typically surround it in an embedded system. A single PSoC device can integrate as many as 100 peripheral functions with a microcontroller, saving customers design time, board space, power consumption, and system costs. Our PSoC CapSense device replaces dozens of mechanical switches and controls with simple, touch-sensitive controls. CapSense-based “button” and slider controls are more reliable than their mechanical counterparts because they are not prone to the environmental wear-and-tear that affects exposed buttons and switches. PSoC allows customers to modify designs at any time, providing unmatched flexibility.

USB Controllers. USB provides the primary connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems. It is also used to connect various non-PC systems, such as handheld games, digital still cameras and MP3 players. The USB standard facilitates a “plug-and-play” architecture that enables instant recognition and interoperability when a USB-compatible peripheral is connected to a system. We offer a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps) and high-speed (480 Mbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications.

WirelessUSB. Designed for short-range wireless connectivity, WirelessUSB enables personal computer peripherals, gaming controllers, remote controls, toys, and other point-to-point or multipoint-to-point applications to “cut the cord” with a low-cost, 2.4-GHz wireless solution. The WirelessUSB system acts as a USB human interface device, so the connectivity is transparent to the designer at the operating system level. WirelessUSB also operates as a simple, cost-effective wireless link in a host of other applications including industrial, consumer, and medical markets.

Programmable Clocks. Programmable timing solutions such as Cypress’s InstaClock device combine high performance with the flexibility and fast time to market of field-programmable devices at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyberClocks software, designers can optimize device parameters such as drive strength, phased-lock loop bandwidth and crystal input capacitive loading. Cypress’s programmable clocks are ideal for devices requiring multiple frequencies including Ethernet, PCI, USB, HDTV, and audio applications.

RoboClock Clock Buffers. Our RoboClock family of clock buffers feature programmable output skew, programmable multiply/divide factor, and user-selectable redundant reference clocks that provide fault tolerance. Designers can control output skew and multiply and divide factors to help accommodate last-minute changes. RoboClock offers a high-performance timing solution for designers of communications, computation and storage networking applications.

PRoC. PRoC includes two of our technologies—WirelessUSB and PSoC—in one integrated device. It offers access to a general-purpose mixed signal array with four programmable analog and four programmable digital blocks, 8 Kbytes of flash program memory storage, 512 bytes of SRAM data storage, an 8-bit microcontroller, and a powerful direct sequence spread spectrum 2.4 GHz radio system. It is an ideal solution for quickly implementing highly integrated, space-saving, low-cost, wireless systems operating in the worldwide 2.4-GHz ISM band.

Data Communications Division:

The Data Communications Division focuses on communication products, peripheral controllers, dual-port interconnects, programmable logic devices and Power PSoC. Our communication products are primarily used in the networking and telecommunications market. This division also makes a line of HDMI switches, cable drivers and equalizers for the professional video market.

Our specialty memory products consist of first-in, first-out and dual port memories. First-in, first-out memories are used for applications such as switches and routers, and dual port memories are used in switching applications and handsets, including networking switches and routers, cellular base stations, mass storage devices, mobile handsets, and telecommunication equipment.

Dual-Port Memories. Dual ports, which can be accessed by two different processors or buses simultaneously, target shared-memory and switching applications, including networking switches and routers, cellular base stations, mass storage devices and telecommunications equipment. We offer a portfolio of over 160 synchronous and asynchronous dual-port interconnects ranging in densities from 8 Kbits to 36 Mbits with speeds of up to 250 MHz. Our dual ports are the compelling solutions for interprocessor communication in a broad range of applications. For high-volume multiprocessor applications (wireless handsets, PDAs, consumer) we offer the MoBL dual port, providing a low cost, quick time-to-market interconnect solution with the industry’s lowest power-consumption.

First-In, First-Out (“FIFO”) Memories. FIFOs are used as a buffer between systems operating at different frequencies. Our high-performance FIFO products provide the ideal solution to interconnect problems such as flow control, rate matching, and bus matching. Our FIFO portfolio is comprised of more than 100 synchronous and asynchronous memories in a variety of speeds, bus widths, densities and packages. Using industry-standard pinouts, these products are easily integrated into new and existing designs. Unidirectional, bidirectional, tri-bus and double sync configurations are available with built-in expansion logic and message-passing capabilities for various markets including video, data communications, telecommunications and network switching/routing.

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

Programmable Logic Devices (“PLDs”). System logic performs non-memory functions such as floating-point mathematics or the organization and routing of signals throughout a computer system. We manufacture several types of PLDs, that facilitate the replacement of multiple standard logic devices with a single programmable device, increasing flexibility and reducing time to market. Our wide range of PLDs includes products ranging from 32 to more than 3,000 macrocells.

Peripheral Bridge Controllers. Our West Bridge Antioch peripheral controller, targeting the handsets market, is the first in a family of new devices that enables users to talk on the phone while downloading music from their PC. The device uses Cypress Simultaneous Link to Independent Multimedia architecture to free the phone’s processor from USB and storage-management tasks and to enable high-performance data transfers.

Memory and Imaging Division:

The Memory and Imaging Division consists of our memory business and image sensor business. Our memory business designs and manufactures SRAM products and nonvolatile memories (“nvSRAMs”) which are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Our memory products target a variety of markets including networking, telecommunications, wireless communications and consumer applications. Our image sensor products are used in high-end industrial, medical and aeronautic applications.

Asynchronous SRAMs. We manufacture a wide selection of fast asynchronous SRAMs with densities ranging from 16 Kbits to 4 Mbits. Our fast asynchronous portfolio includes the high-performance 16-bit-wide and 24-bit-wide families, which are optimized for the latest generation of fast digital signal processors. These memories are available in many combinations of bus widths, packages and temperature ranges and are ideal for use in network switches and routers, IP phones, IC testers, DSLAM Cards and automotive electronics.

Synchronous SRAMs. Our high-speed synchronous SRAMs include standard synchronous pipelined, No Bus Latency (“NoBL”), Quad Data Rate, and Double Data Rate SRAMs, and are typically used in networking applications. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth, including those in the networking, instrumentation, video and simulation businesses. Quad Data Rate products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 300 MHz. Double Data Rate SRAMs target network applications and servers that operate at data rates up to 400 MHz.

MicroPower SRAMs. Our family of micropower SRAM products provides solutions for wireless and other battery-powered applications, such as cell phones, pagers, radios, handheld games, and GPS systems. Available in densities of up to 32 Mbits, these low-speed, low-power SRAMs extend the operating time of battery-powered products.

nvSRAMs. Cypress makes high-speed nonvolatile SRAM devices that can store data for more than 20 years without battery backup, ensuring data integrity in the event of a power outage. The memories are ideal for copy machines, point-of-sale terminals redundant array of independent disks (“RAID”) storage arrays and consumer electronics.

Pseudo SRAMs (“PSRAMs”). Our Specialty Dynamic Random Access Memory (“DRAM”) business unit manufactures PSRAMs, which is a memory technology that combines a DRAM (a high-density, low-cost-per-bit, random access memory device that provides high-speed data storage and retrieval) with an asynchronous SRAM external interface. PSRAM combines the minimal power consumption of SRAM with a much lower cost-per-bit to provide an economical alternative to SRAM. The target applications include mobile phones and other low-power applications that need low-power SRAM or PSRAM.

Image Sensors. Our CMOS image sensor portfolio spans both the high-end and consumer mass markets where we deliver high-performance sensors for custom and high-end digital photography; ultra high-speed and high dynamic range imaging solutions for machine vision and motion analysis. Our LUPA-300, used in machine vision and motion-analysis applications, features a high frame rate and a fully synchronous snapshot shutter, enabling it to read one image while the next is being acquired and to capture moving objects without distortion.

Other:

Optical Navigation Sensors. SLM’s Ovation-ONS laser-based optical navigation sensor is targeted at high-end and mid-range wired and wireless mice. The sensor delivers fast and precise tracking on more surfaces than other sensors on the market, using our patented OptiCheck technology, which offers outstanding accuracy and a variable resolution ranging from 800 to 2,400 counts per inch.

Grating Light Valve (“GLV”). Designed by SLM, GLV technology switches, modulates and attenuates light in a variety of applications. The GLV is used for applications in the communications, digital imaging, simulation, display and direct-to-print markets.

SVTC. SVTC offers startups and established companies the opportunity to develop and characterize novel silicon-based technologies cost effectively using a shared research and development environment. SVTC provides customers access to a state-of-the-art manufacturing-like fab environment and semiconductor toolset, allowing customers to bring their technologies to mass production quickly and without a costly investment in equipment. During the first quarter of fiscal 2007, we announced our plan to divest SVTC to two private equity firms.

SunPower

SunPower designs, develops, manufactures, markets and sells solar electric power products, systems and services. SunPower’s products are based on its proprietary processes and technologies. It has spent more than 15 years developing high performance solar cells, which are semiconductor devices that directly convert sunlight into electricity. SunPower believes its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market. During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight Corporation (“PowerLight”).

During fiscal 2005, SunPower completed the initial public offering of 8.8 million shares of its class A common stock. During fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock. Currently, SunPower has two classes of authorized common stock: class A and class B common stock. As of December 31, 2006, Cypress owned 52.0 million shares of SunPower class B common stock, representing approximately 75% of SunPower’s total outstanding shares of capital stock (approximately 70% of SunPower’s total outstanding shares of capital stock on a fully diluted basis, and approximately 96% of the total voting power of SunPower’s outstanding shares of capital stock).

Only Cypress, its successors in interest and its subsidiaries may hold shares of SunPower class B common stock unless Cypress distributes the shares to its stockholders in a tax-free distribution. Cypress currently does not have any plans to distribute to its stockholders shares of SunPower class B common stock, although Cypress may elect to do so in the future. Cypress is continuing to explore ways in which to allow its stockholders to fully realize the value of its investment in SunPower. There can be no assurance that Cypress will commence or conclude a transaction, or take any other actions, in the short term, or at all.

In conjunction with SunPower’s acquisition of PowerLight, Cypress has entered into an agreement with PowerLight in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares until the earlier of (1) June 30, 2007 and (2) 60 days after the date on which the Registration Statement on Form S-3 is filed with the Securities and Exchange Commission in connection with the resale of SunPower class A common stock issued in the PowerLight acquisition.

In addition, in conjunction with the issuance of SunPower’s senior convertible debentures, Cypress has entered into an agreement with SunPower’s underwriters in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares for a period up to 60 days beginning February 2, 2007.

See Note 3 and Note 22 of Notes to Consolidated Financial Statements under Item 8, Part II of this Annual Report on Form 10-K for further discussion on the acquisition and the issuance of the senior convertible debentures by SunPower.

Product Overview:

Solar Cells. Solar cells are semiconductor devices that directly convert sunlight into electricity. SunPower’s current standard solar cell product is the A-300 solar cell, a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency of between 20% and 21.5%. SunPower believes the A-300 solar cell has the highest conversion efficiency available for the mass market. SunPower’s A-300 solar cell is designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables SunPower’s solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels. SunPower’s next generation solar cells are expected to deliver 3.3 watts and begin commercial production in the second quarter of fiscal 2007.

Solar Panels. Solar panels are solar cells electrically connected together and encapsulated in a weatherproof package. SunPower believes solar panels made with its solar cells are the highest efficiency solar panels available for the mass market. Because SunPower’s A-300 solar cells are more efficient relative to conventional solar cells, when SunPower’s solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size package. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and reduces per watt installation costs.

Inverters. Inverters transform direct current electricity produced by solar panels into the more common form of alternating current electricity. Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the home electrical circuit or into the utility network. SunPower’s inverter product line currently includes five models spanning a power range of 2.5 to 5.2 kilowatts. SunPower’s packaged system designs optimize performance through the appropriate combinations of these inverters with its solar panels.

Imaging Detectors and Infrared Detectors. SunPower’s imaging detectors are high performance, back contact light sensor arrays for medical imaging applications where digital flat panel and computed tomography systems are replacing conventional film-based X-ray imaging. Digital imaging is a demanding application for imaging detectors. X-rays pose a risk of radiation exposure, and this risk of exposure limits the practical dose that can be applied to the patient. A sensor must therefore maximize the conversion of incoming photons into electricity, the same fundamental challenge of solar power generation. SunPower’s imaging detectors are designed to have low current leakage and high sensitivity.

SunPower also offers infrared detectors based on its high performance all back contact technology. SunPower’s infrared detectors are semiconductors which detect light signals primarily for use in computing and mobile phone applications. SunPower’s infrared detectors are used in devices such as personal digital assistants to beam information from one device to another.

Acquisition

The markets in which we compete require a wide variety of technologies, products and capabilities. As discussed above, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, to the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products.

PowerLight:

During the fourth quarter of fiscal 2006, SunPower signed a definitive agreement to acquire PowerLight. The acquisition was subsequently completed during the first quarter of fiscal 2007. PowerLight is a leading global provider of large-scale solar power systems. PowerLight designs, manufactures, markets and sells solar electric power system technology that integrates solar cells and solar panels manufactured by SunPower and other suppliers to convert sunlight to electricity compatible with the utility network. PowerLight also provides solar power systems to end customers on a turn-key, whole-solution basis by developing, engineering, procuring permits and equipment for, managing construction of, offering access to financing for, and providing monitoring, operations and maintenance services for large-scale roof-mounted and ground-mounted solar power applications. PowerLight was a significant customer of SunPower accounting for 16% of SunPower’s revenue in fiscal 2006. SunPower expects that the results of operations of the PowerLight business will be material to its overall operating results in future periods.

See Note 3 and Note 22 of Notes to Consolidated Financial Statements under Item 8, Part II of this Annual Report on Form 10-K for further discussion on the acquisition by SunPower.

Divestitures

In fiscal 2006, we began our efforts to transform Cypress from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. This mission is the focus of a restructuring effort that has included, among other initiatives, the divestitures of businesses that do not align with our new long-term business plan. The following table summarizes the divestitures we have successfully completed in fiscal 2006 or announced in the first quarter of fiscal 2007:

Business Units	Reportable Segments	Buyers	Consideration
A portion of Network Search Engines (“NSE”) (1)	Data Communications Division	NetLogic Microsystems (“NetLogic”)	1.7 million NetLogic common shares valued at $58.5 million.
PC Clock (1)	Consumer and Computation Division	Spectra Linear	$8.0 million in cash and 7.4 million Spectra preferred stock valued at $6.4 million.
SVTC (2)	Other	Private equity firms	$53.0 million in cash.
A portion of Image Sensors (2)	Memory and Imaging Division	Sensata Technologies	$11.4 million in cash.

(1)	Completed in fiscal 2006.
(2)	Expected to be completed by the end of the first quarter of fiscal 2007.

See Note 4 and Note 22 of Notes to Consolidated Financial Statements under Item 8, Part II of this Annual Report on Form 10-K for further discussion on the divestitures.

Manufacturing

During fiscal 2006, we manufactured approximately 81% of our semiconductor products at our wafer fabrication facilities in Round Rock, Texas and Bloomington, Minnesota. These fabrication facilities utilize our proprietary 90-nanometer and 0.13 through 0.8-micron CMOS, 0.25 and 0.8-micron BiCMOS, and 0.35-micron Silicon Nitride Oxide Silicon (“SONOS”) processes. Wafer foundries manufactured the balance of our products.

In December 2005, we entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. Under the terms of the agreement, we will transfer certain of our proprietary process technologies to Grace. This agreement will provide additional production capacity to augment output from our manufacturing facilities in Texas and Minnesota. During fiscal 2006, we completed the transfer of our ..35-micron SONOS process to Grace and began purchasing products from Grace that were manufactured using this process.

We conduct assembly and test operations, excluding SunPower products, at our highly automated assembly and test facility in the Philippines. This facility accounted for approximately 51% of our total assembly output and 82% of our total test output in fiscal 2006. Various subcontractors in Asia performed the balance of the assembly and test operations.

Our Philippines facility manufactures primarily volume products and packages where our ability to leverage manufacturing costs is high. This facility has nine fully integrated, automated manufacturing lines enabling complete assembly and test operations with minimal human intervention. These autolines have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand.

SunPower produces its solar cells at its manufacturing facility in the Philippines. SunPower currently operates four solar cell manufacturing lines in this facility, with a total manufacturing capacity of approximately 108 megawatts per year. SunPower has recently started construction of a second solar cell manufacturing facility in the Philippines, which is designed to house up to ten additional manufacturing lines. SunPower expects three manufacturing lines in the new facility to be operational by the end of fiscal 2007, which will give SunPower an aggregate rated manufacturing capacity of approximately 207 megawatts per year. Currently, most of SunPower’s solar panels are assembled by a third-party subcontractor in China. SunPower supplements this capacity with in-house production at its automated panel assembly factory located in the Philippines. SunPower expects to produce up to 30 megawatts of solar panels per year from its first manufacturing line. The panel assembly factory has sufficient space to expand capacity to 90 megawatts per year.

Research and Development

Research and development expenses are primarily focused on the development and design of new semiconductor and solar power products. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor and solar cell designs and lower manufacturing costs. Our process technology research focuses primarily on developing derivatives of our .13-micron and 90-nanometer technologies for use in new products. We spent $244.1 million, $226.8 million and $261.6 million on research and development expenses in fiscal 2006, 2005 and 2004, respectively.

We have both central and division-specific design groups that focus on new product creation and improvement of design methodologies. These groups conduct ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property blocks from a controlled intellectual property library, development of computer-aided design tools and improved design business processes. We currently have approximately 40 design teams working on new product designs. Design and related software development work primarily occurs at design centers located in the United States, Europe, India and China.

Sales and Marketing

We sell our products through several channels: sales through global domestically-based distributors; sales through international distributors, trading companies and representative firms; sales by our sales force to direct original equipment manufacturer; and sales by manufacturing representative firms. SunPower’s products are sold worldwide to system integrators and original equipment manufacturers through a direct sales force. Our marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. We also have a strategic-account group and a contract-manufacturing group which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us to identify emerging markets and new products.

Sales to distributors accounted for approximately 59% of our total revenues in fiscal 2006, compared with 53% in fiscal 2005 and 50% in fiscal 2004. International revenues accounted for 72% of our total revenues in fiscal 2006, compared with 70% in fiscal 2005 and 66% in fiscal 2004. No customer accounted for more than 10% of our total revenues in fiscal 2006. Sales to one distributor accounted for 11% and 15% of total revenues in fiscal 2005 and 2004, respectively.

Backlog

Our sales typically rely upon standard purchase orders for delivery of products. Customer relationships are generally not subject to long-term contracts. However, we have entered into long-term supply agreements with certain customers. With the exception of certain long-term supply agreements entered into by SunPower that contain minimum firm purchase commitments, our long-term supply agreements generally do not contain such purchase commitments. Products to be delivered and the related delivery schedules are frequently revised to reflect changes in customer needs. Accordingly, our backlog at any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

Competition

We face competition from domestic and foreign integrated circuit manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate.

We compete with a large number of companies primarily in the telecommunications, data communications, computation and consumer markets. Companies who compete directly with some of our products include Altera, Applied Micro Circuits, Atmel, Freescale Semiconductor, Integrated Device Technology, Lattice Semiconductor, Microchip Technology, Micron Technology, National Semiconductor, OmniVision Technologies, PMC-Sierra, Samsung Electronics, Standard Microsystems, STMicroelectronics, Synaptics, Texas Instruments, Vitesse Semiconductor and Xilinx.

SunPower faces competition from solar power product manufacturers, including BP Solar International, Evergreen Solar, Mitsubishi Electric Corporation, Q-Cells AG, Sanyo Corporation, Sharp Corporation, First Solar and Suntech Power Holdings. In addition, SunPower competes with Hamamatsu Photonics and UDT Sensors in the market for high-performance imaging detectors, and Vishay Intertechnology, Rohm Co. and Agilent Technologies for infrared detectors.

The semiconductor and the solar power industries are intensely competitive and continually evolving. This intense competition results in a challenging operating environment for most companies in these industries, including Cypress and SunPower. This environment is characterized by potential erosion of product sale prices over the life of each product, rapid technological change, limited product life cycles and strong domestic and foreign competition in many markets. Our ability to compete successfully depends on many factors, including:

•	our success in developing new products and manufacturing technologies;
•	delivery, performance, quality and price of our products;
•	diversity of our product line;
•	cost effectiveness of our design, development, manufacturing and marketing efforts;
•	quality of our customer service, relationships and reputation;
•	pace at which customers incorporate our products into their systems;
•	number and nature of our competitors and general economic conditions; and
•	power efficiency and aesthetic appearance of SunPower’s solar power products.

We believe that we currently compete effectively in the above areas to the extent they are within our control; however, our current abilities are not a guarantee of future success. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be harmed.

Environmental Regulations

We use, generate and discharge hazardous chemicals and waste in our research and development and manufacturing activities. United States federal, state and local regulations, in addition to those of other countries in which we operate, impose various environmental rules and obligations, which are becoming increasingly stringent over time, intended to protect the environment and in particular on the management and disposal of hazardous substances. We are committed to the continual improvement of our environmental systems and controls. However, we cannot provide assurance that we have been, or will at all times be, in complete compliance with all environmental laws and regulations. Other laws impose liability on owners and operators of real property for any contamination of the property even if they did not cause or know the contamination. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental regulations will not impose expensive obligations on us in the future, or otherwise result in the incurrence of liability such as the following:

•	a requirement to increase capital or other costs to comply with such regulations or to restrict discharges;
•	liabilities to our employees and/or third parties; and
•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Intellectual Property

We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. As of December 31, 2006, we had approximately 1,490 issued patents and approximately 750 additional patent applications on file with the United States Patent and Trademark Office. We are preparing to file more than 160 new patent applications in fiscal 2007. In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry. We have an active program to obtain patent and other intellectual property protection.

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

Financial Information about Geographic Areas

Financial information about geographic area is incorporated herein by reference to Note 21 of Notes to Consolidated Financial Statements under Item 8, Part II of this Annual Report on Form 10-K.

International revenues historically accounted for a significant portion of our total revenues. Our manufacturing, assembly and test operations located in the Philippines, as well as our international sales offices and design centers, face risks frequently associated with foreign operations including:

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

Employees

As of December 31, 2006, we had approximately 5,800 employees worldwide, including SunPower. Geographically, 3,100 employees were located in the Philippines, 2,100 employees were located in the United States and 600 employees were located in other countries. Of the total employees, approximately 4,200 employees were engaged in manufacturing, 900 employees in research and development, and 700 employees in selling, general and administrative functions. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Executive Officers

Certain information as of December 31, 2006 regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	58	President, Chief Executive Officer and Director
Brad W. Buss	42	Executive Vice President, Finance and Administration and Chief Financial Officer
Ahmad R. Chatila	40	Executive Vice President, Memory and Imaging Division
Sabbas A. Daniel	44	Executive Vice President, Quality
Paul D. Keswick	49	Executive Vice President, New Product Development
Dinesh Ramanathan	37	Executive Vice President, Data Communications Division
Christopher A. Seams	44	Executive Vice President, Sales and Marketing and Operations
Shahin Sharifzadeh	42	Executive Vice President, Manufacturing and Research and Development
Norman P. Taffe	40	Executive Vice President, Consumer and Computation Division
Thomas H. Werner	46	Chief Executive Officer, SunPower
Hal Zarem	47	Chief Executive Officer, Silicon Light Machines

T.J. Rodgers is a co-founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of Bloom Energy (formerly Ion America), Silicon Light Machines and SunPower. Mr. Rodgers is also a member of the Board of Trustees at Dartmouth College.

Brad W. Buss joined Cypress in 2005 as Executive Vice President, Finance and Administration and Chief Financial Officer. Prior to joining Cypress, Mr. Buss served as Vice President of Finance at Altera Corporation. Mr. Buss spent seven years as a finance executive with Wyle Electronics, culminating as Chief Financial Officer and Secretary of the Atlas Services division. Mr. Buss was also a member of Cisco System’s worldwide sales finance team. In addition, Mr. Buss served as Senior Vice President of Finance and Chief Financial Officer and Secretary at Zaffire, Inc. Mr. Buss currently serves as a board member of Silicon Light Machines.

Ahmad R. Chatila was appointed Executive Vice President, Memory and Imaging Division, in 2005. Prior to his current position, Mr. Chatila served as managing director of the low power memory business unit in the Memory and Imaging Division. Mr. Chatila has been with Cypress since 1991, and has held a number of management roles in wafer technology development, manufacturing and sales.

Sabbas A. Daniel was appointed Executive Vice President, Quality, in 2006. Prior to his current position, Mr. Daniel has held various management positions responsible for Cypress’s reliability and field quality organizations. Before joining Cypress in 1998, Mr. Daniel held management roles at Samsung Semiconductor in Korea.

Paul D. Keswick is the Executive Vice President, New Product Development, since 1996. Prior to his current position, Mr. Keswick has held various management positions, including vice president and general manager for various business divisions. Mr. Keswick has been with Cypress since 1986.

Dinesh Ramanathan was named Executive Vice President, Data Communications Division, in 2005. Prior to his current appointment, Dr. Ramanathan was a business unit director for the specialty memory and communications business units. Prior to joining Cypress in 2004, Dr. Ramanathan held senior marketing and engineering positions at Raza Microelectronics, Raza Foundries and Forte Design Systems.

Christopher A. Seams was named Executive Vice President, Sales and Marketing and Operations, in 2005. Prior to his current appointment, Mr. Seams was Executive Vice President, Manufacturing and Research and Development. Mr. Seams joined Cypress in 1990 and has held a variety of positions in technical and operational management in manufacturing, development and foundry.

Shahin Sharifzadeh was named Executive Vice President, Manufacturing and Research and Development, in 2005. Dr. Sharifzadeh directs our process technology research and development and wafer manufacturing operations worldwide. Prior to his current position, Dr. Sharifzadeh served as Vice President, Research and Development, where he was responsible for all aspects of technology development. Dr. Sharifzadeh joined Cypress in 1989.

Norman P. Taffe was named Executive Vice President, Consumer and Computation Division, in 2005. Prior to his current position, Mr. Taffe has held numerous positions, including marketing director of the programmable logic and interface products divisions, managing director of our mergers and acquisitions and venture funds, managing director of the wireless business unit and most recently, Vice President of the Personal Communications Division. Mr. Taffe joined Cypress in 1989.

Thomas H. Werner has served as SunPower’s Chief Executive Officer and as a member of SunPower’s board of directors since 2003. Prior to joining SunPower, Mr. Werner served as Chief Executive Officer of Silicon Light Machines from 2001 to 2003. Prior to Silicon Light Machines, Mr. Werner was a vice president and general manager at 3Com Corp. Mr. Werner currently serves as a board member of Three-Five Systems, Silicon Light Machines and Cree.

Hal Zarem has served as Silicon Light Machines’ Chief Executive Officer since 2003. Dr. Zarem joined Silicon Light Machines in 2002 as Vice President, Sales and Marketing. Prior to joining Silicon Light Machines, Dr. Zarem held several management positions within the sales and marketing organizations at JDS Uniphase. Dr. Zarem also served as a general manager at Ortel Corporation (since acquired by Agere Corporation).

There are no family relationships between any of our directors or executive officers, nor are any of the above adverse to Cypress in any pending litigation or investigations.

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

In addition, certain of our products, including USB micro-controllers and clocks, are incorporated into computer and computer-related products, which have historically experienced, and may in the future experience, significant fluctuations in demand. Any downturn or reduction in the growth of these industries could seriously harm our business, financial condition and results of operations.

We order materials and build our products based primarily on our internal forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong causing us to make too many or too few of certain products. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult, particularly when supply is abundant. In addition, we have in the past spent, and will continue to spend, significant amounts of money to upgrade and increase our wafer fabrication, assembly and test manufacturing capability and capacity. If we experience inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate, our fixed costs per semiconductor produced will increase, which will harm our financial condition and results of operations. Alternatively, if we should experience a sudden increase in demand, we will need to quickly ramp our inventory and/or manufacturing capacity to adequately respond to our customers. If we are unable to ramp our inventory or manufacturing capacity in a timely manner or at all, we risk losing our customers’ business, which could have a negative impact on our financial performance and reputation.

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

SunPower is currently facing an industry-wide shortage of polysilicon. The prices that SunPower pays for polysilicon have increased recently and SunPower expects these price increases to continue, which may constrain revenue growth and decrease gross margins and profitability. In addition, an inability to secure adequate polysilicon supplies could severely hurt operations and result in a significant decrease in SunPower’s and Cypress’ revenues and profits.

Polysilicon is an essential raw material in SunPower’s production of photovoltaic, or solar, cells and also in the solar cells and modules used by its PowerLight business to produce solar power systems. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. SunPower expects that the average price of polysilicon will continue to increase. Increases in polysilicon prices have in the past increased SunPower’s manufacturing costs and may impact its manufacturing costs and net income in the future. As demand for solar cells has increased, many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, it does not believe that the supply imbalance will be remedied in the near term. SunPower expects that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

Although SunPower has contracted with vendors for what it believes will be an adequate supply of silicon ingots through 2007, SunPower’s estimates regarding its supply needs may not be correct and its purchase orders and contracts may be cancelled by its suppliers. The volume and pricing associated with these purchase orders and contracts may be changed by its suppliers based on market conditions. SunPower’s purchase orders are generally non-binding in nature. If SunPower’s suppliers were to cancel its purchase orders or change the volume or pricing associated with these purchase orders and/or contracts, SunPower may be unable to meet customer demand for its products, which could cause SunPower to lose customers, market share and revenue. This would have a material negative impact on SunPower’s business and operating results. If SunPower’s manufacturing yields decrease significantly, it adds manufacturing capacity faster than currently planned or its suppliers cancel or fail to deliver, SunPower may not have made adequate provision for its polysilicon needs for the balance of the year. In addition, SunPower currently purchases polysilicon and makes advances to suppliers to secure future polysilicon supply, which adversely affects its liquidity. These advances may in the future take the form of equity issuances, which would result in additional dilution to SunPower’s stockholders, including Cypress.

The inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all would adversely affect SunPower’s ability to meet existing and future customer demand for its products and could cause SunPower to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming SunPower’s and Cypress’ business, financial condition and results of operations.

SunPower will continue to be dependent on a limited number of third-party suppliers for key components for its products, which could prevent it from delivering products to its customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to SunPower’s reliance on a small number of suppliers for its solar cells and panels, SunPower’s newly acquired PowerLight business relies on a limited number of third party suppliers for key components for its solar power systems, some of whom are competitors of SunPower. If certain of our competitors who are currently supplying solar panels to PowerLight were to terminate or reduce their supply commitments, PowerLight would be unable to meet customer demand which would adversely impact SunPower’s and Cypress’ financial results.

If SunPower fails to develop or maintain its relationships with these or its other suppliers, SunPower may be unable to manufacture its products or its products may be available only at a higher cost or after a long delay. To the extent the processes that SunPower’s suppliers use to manufacture components are proprietary, SunPower may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet SunPower’s quality, quantity and cost requirements, could impair SunPower’s ability to manufacture its products or decrease their costs. If SunPower cannot obtain substitute materials on a timely basis or on acceptable terms, SunPower could be prevented from delivering its products to its customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on SunPower’s and Cypress’ business and results of operations.

A limited number of SunPower’s customers are expected to continue to comprise a significant portion of its revenues and any decrease in revenue from these customers could have an adverse effect on SunPower.

Even though SunPower’s customer base is expected to increase and its revenue streams to diversify as a result of its acquisition of PowerLight in the first quarter of fiscal 2007, a large portion of SunPower’s net revenues will likely continue to depend on sales to a limited number of customers as well as the ability of those customers to sell solar power products that incorporate SunPower’s solar cells and panels. Furthermore, PowerLight directly competes, as a distributor of solar panels and systems, with many of SunPower’s customers. For example, both Conergy AG and Solon AG, two of SunPower’s largest customers, actively compete with PowerLight’s business in the large-scale solar power plant market. SunPower’s customer relationships have been developed over a short period of time. SunPower cannot be certain that these customers will generate significant revenue in the future or if these customer relationships will continue to develop in light of the PowerLight acquisition. If SunPower’s relationships with its other customers do not continue to develop, it may not be able to expand its customer base or maintain or increase its revenues. The loss of sales to any of these customers would have a significant negative impact on SunPower’s and Cypress’ business.

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

SunPower generally does not have long-term agreements with its customers and, accordingly, could lose customers without warning.

SunPower does not have long-term agreements with customers, but instead operates on a purchase order basis. Although SunPower believes that cancellations on its purchase orders to date have been insignificant, its customers may cancel or reschedule purchase orders with SunPower on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing SunPower sufficient time to reduce, or delay the incurrence of, its corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose SunPower to the risks of inventory shortages or excess inventory. This in turn could cause SunPower’s operating results to fluctuate.

Although SunPower expects the acquisition of PowerLight to be beneficial, such benefits may not be realized because of integration difficulties or other challenges.

During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems. PowerLight has global operations that will need to be integrated successfully in order for SunPower to realize the benefits anticipated from the acquisition. Realizing these benefits will require the integration of technology, operations and personnel of SunPower and PowerLight into a single organization. SunPower expects the integration to be a complex, time-consuming and expensive process that, even with proper planning and implementation, could cause significant disruption. The challenges that SunPower may face include, but are not limited to, the following:

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures;
•	management gaining sufficient experience with technologies and markets in which the PowerLight business is involved, which may be necessary to successfully operate and integrate the business;
•	implementing and monitoring PowerLight’s revenue recognition policy on a “percent completion” basis;
•	coordinating sales and marketing efforts between the two companies;
•	overcoming any perceived adverse changes in business focus or model;
•	realizing synergies necessary to meet SunPower’s long-term margin targets, given PowerLight’s historical margins;
•	coordinating and harmonizing research and development activities to accelerate introduction of new products and technologies with reduced cost;
•	preserving customer, supplier, distribution and other important relationships of SunPower and PowerLight and resolving any potential conflicts that may arise;
•	retaining key employees and maintaining employee morale;
•	addressing differences in the business cultures of SunPower and PowerLight;
•

coordinating and combining operations, relationships and facilities outside of the United States, which may be subject to additional constraints imposed by geographic distance, local laws and regulations; and

•

creating a consolidated internal control over financial reporting structure so that SunPower and its independent auditors can report on the effectiveness of SunPower’s internal controls over financial reporting.

SunPower may not be able to successfully integrate the operations of PowerLight in a timely manner, or at all. In addition, SunPower may not realize the anticipated benefits and synergies of the acquisition to the extent or when anticipated. Even if the integration of SunPower and PowerLight’s operations, products and personnel is successful, it may place a significant burden on SunPower’s management resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm SunPower’s business, financial condition and operating results.

SunPower intends to recognize most of their revenues generated from PowerLight on a “percent completion” basis and upon the achievement of contractual milestone, so any delay or cancellation of a project could adversely affect SunPower’s and Cypress’ results of operations.

PowerLight, which was acquired by SunPower in the first quarter of fiscal 2007, recognizes revenue on a “percent completion” basis and, as a result, the revenue from this business is driven by its performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. SunPower intends to recognize revenue from projects of the PowerLight business on a similar basis. As a consequence, SunPower will delay the recognition of revenue from sales of cells and panels to PowerLight until PowerLight recognizes revenue. This could result in unpredictability of SunPower’s revenue and, in the near term, a revenue decrease, both of which could negatively impact SunPower’s and Cypress’ results of operations.

As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact SunPower’s ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because SunPower’s PowerLight business usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect SunPower’s and Cypress’ business and results of operations.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

As of December 31, 2006, our outstanding debt obligations primarily included $599.0 million of aggregate principal amount of our 1.25% convertible subordinated notes (“1.25% Notes”). During the first quarter of fiscal 2007, we called for redemption of all of our 1.25% Notes, resulting in total cash payment of approximately $179.7 million to the holders of the 1.25% Notes and the issuance of 33.0 million shares of our common stock.

Our ability to meet our cash requirements is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements or to meet our debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, or fund required capital expenditures may be adversely affected.

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

We consolidate SunPower’s financial results in the results of operations we report to the public in press releases and our SEC filings. SunPower’s financial performance may be affected by a number of factors, including, but not limited to:

•	the average selling price of its solar cells and modules;
•	the availability and pricing of raw materials, particularly polysilicon;
•	the rate and cost at which it is able to expand its manufacturing capacity to meet customer demand;
•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses such as manufacturing failures, defects or downtime;
•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;
•	foreign currency fluctuations, particularly in the Euro or Philippine peso;
•	currency fluctuations and the effect of its currency hedging activities;
•	changes in the relative sales mix of its solar cells, solar panels and imaging detectors;
•	the availability, pricing and timeliness of delivery of other products, such as inverters, necessary for its solar power products to function;

•	decreases in the overall average selling prices of its solar power products and imaging detectors; and
•	increases or decreases in electric rates due to fossil fuel prices.

Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.

The trading price for our common stock has been and may continue to be volatile and can be affected by the trading price of SunPower class A common stock and/or speculation about the possibility of future actions we might take in connection with our SunPower holdings.

The trading price of our common stock has been and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	perceptions of general market conditions in the semiconductor industry;
•	our ability to develop and market new and enhanced products on a timely basis;
•	any major change in our board or management;
•	changes in governmental regulations or in the status of our regulatory compliance;
•	recommendations by securities analysts or changes in earnings estimates concerning us;
•	announcements about our earnings that are not in line with analyst expectations;
•	announcements by our competitors of their earnings that are not in line with analyst expectations;
•	short sales, hedging and other derivative transactions on shares of our common stock;
•	economic conditions and growth expectations in the markets in which our customers participate; and
•	general economic conditions.

In addition, the implied market value of the shares of class B common stock of SunPower we hold has, since SunPower’s initial public offering, been significant relative to the total value of our outstanding common stock. As a result, the trading price of our common stock has been and likely will continue to be affected by several factors related to SunPower, including:

•	the trading price for SunPower class A common stock; and
•	actions taken or statements made by us, SunPower or others concerning the potential separation of SunPower from us, including by spin-off, split-off or sale.

Further, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

The unfavorable outcome of litigation or investigations pending against us could materially impact our business.

Our financial results could be materially adversely impacted by unfavorable outcomes to any pending or future litigation or investigations. There can be no assurances as to the favorable outcome of any litigation or investigations. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, such litigation, investigations and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International revenues historically accounted for a significant portion of our total revenues. Our manufacturing, assembly and test operations located in the Philippines, as well as our international sales offices and design centers, face risks frequently associated with foreign operations including:

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

SunPower’s efforts to establish an effective, unified system of internal control over financial reporting with respect to PowerLight could present challenges, and SunPower, and as a result Cypress on a consolidated basis, may not be able to accurately report financial results or prevent fraud.

PowerLight has not been required to prepare a report on the effectiveness of its internal controls over financial reporting because it was not subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In August 2006, PowerLight’s audit committee received a letter from its independent auditors identifying certain material weaknesses in its internal controls over financial reporting relating to its audits for 2005, 2004 and 2003. These material weaknesses included problems with financial statement close processes and procedures, inadequate accounting resources, unsatisfactory application of the percentage of completion accounting method, inaccurate physical inventory counts, incorrect accounting for complex capital transactions and inadequate disclosure of related party transactions. In addition, PowerLight had to restate its 2004 and 2003 financial statements to correct previously reported amounts primarily related to its contract revenue, contract costs, accrued warranty, California state sales tax accrual and inventory items. SunPower has begun remediation efforts with respect to the material weaknesses identified by PowerLight’s independent auditors. Although initiated, SunPower’s plan to improve the effectiveness of the internal controls and processes at PowerLight is not complete. It will take some time to put in place the rigorous disclosure controls and procedures desired by SunPower’s management and board of directors. While SunPower expects to complete this remediation process as quickly as possible, doing so depends on several factors beyond SunPower’s control, including the hiring of additional qualified personnel and, as a result, SunPower cannot at this time estimate how long it will take to complete the steps identified above. SunPower’s management will continue to evaluate the effectiveness of the control environment at PowerLight and will continue to refine existing controls. SunPower, or Cypress, cannot assure you that the measures SunPower has taken to date or any future measures will remediate the material weaknesses reported by PowerLight’s independent auditors. Additional deficiencies in PowerLight’s or SunPower’s internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm SunPower’s operating results or cause SunPower to fail to meet its reporting obligations and may result in a restatement of prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in SunPower’s and Cypress’ consolidated reported financial information, which would likely have a negative effect on the trading price of SunPower’s and Cypress’ securities.

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

We are subject to many different environmental, health and safety lows, regulations and directives, and compliance with them may be costly.

We are subject to many different international, federal, state and local governmental laws and regulations related to, among other things, the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process and the health and safety of our employees. Compliance with these regulations can be costly. We cannot assure you that we have been, or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with these laws and regulations, we could be fined or other wise sanctioned by the regulators. Under certain environmental laws, we could be held responsible, without regard to fault, for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.

Over the last several years, there has been increased public awareness of the potentially negative environmental impact of semiconductor manufacturing operations. This attention and other factors may lead to changes in environmental regulations that could force us to purchase additional equipment or comply with other potentially costly requirements. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances under present or future regulations, we could face substantial liability or suspension of our manufacturing operations, which could seriously harm our business, financial condition and results of operations.

We face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation in China and California. Other countries, including at the federal and state levels in the United States, are also considering laws and regulations similar to the RoHS Directive. We are redesigning our products regulated under the RoHS Directive in order to be able to continue to offer them for sale. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive or similar laws and regulations, which could negatively impact our ability to generate revenue from those products. Our customers and other companies in the supply chain may require us to certify that our products are RoHS compliant. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products.

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

The failure to integrate our business and technologies with those of companies that we or SunPower have recently acquired, or that we or SunPower may acquire in the future, could adversely affect our financial results.

We and SunPower have made acquisitions and pursued other strategic relationships in the past and may pursue additional acquisitions in the future. If we or SunPower fail to integrate these businesses successfully or properly, our quarterly and annual results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we and SunPower face with regard to prior and future acquisitions include:

•	integrating acquired technology or products;
•	integrating acquired products into our manufacturing facilities;
•	assimilating and retaining the personnel of the acquired companies;
•	coordinating and integrating geographically dispersed operations;
•	our ability to retain customers of the acquired company;
•	the potential disruption of our and our suppliers’ ongoing business and distraction of management;
•	the maintenance of brand recognition of acquired businesses;
•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;
•	unanticipated expenses related to technology integration;
•	the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;
•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
•	the potential unknown liabilities associated with acquired businesses.

We may incur losses in connection with loans made under our stock purchase assistance plan.

We have outstanding loans, consisting of principal and cumulative accrued interest, of $37.4 million as of December 31, 2006, to employees and former employees under our stockholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the plan, the Chief Executive Officer and the Board of Directors did not participate in this program. To date, bad debt write- offs have been immaterial. As of December 31, 2006, we had an allowance for uncollectible loans of $8.4 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly. Our security interest in the collateral is currently reflected in security agreements executed by each participant and account control agreements executed by and between us, the participant and the third party service provider who helps administer the plan. We have received notice that the third party vendor who helped administer the plan terminated its relationship with us. While the security agreement executed by each participant precludes them from taking certain action without our consent, the termination of the account control agreements could adversely impact our ability to collect on the collateral in the event of a default by the participant. We are actively pursuing a new third party service provider to administer the plan.

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

During the second quarter of fiscal 2006, we implemented certain new terms for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, a requirement to make interest payments after the first quarter of fiscal 2006, a collateral requirement, changes in the interest rates charged on outstanding loan balances, and the requirement to use a portion of the proceeds from the sale of stock options or shares under our employee stock plans to pay down the outstanding balances in certain circumstances.

We maintain self-insurance for certain indemnities we have made to our officers and directors.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We self-insure with respect to these indemnifiable claims. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

Recently implemented regulations related to equity compensation could adversely affect our ability to attract, retain and motivate key personnel.

Historically, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Cypress. The adoption of SFAS No. 123(R) required us to expense stock-based compensation provided to employees and directors beginning in the first quarter of fiscal 2006. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings in fiscal 2006. In addition, regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in San Jose, California. The table below sets out our primary owned and leased properties as of December 31, 2006:

Location	Square Footage	Primary Use
Owned
United States:
Bloomington, Minnesota	170,000	Manufacturing, research and development
San Jose, California	111,000	Administrative offices, research and development
Round Rock, Texas	100,000	Manufacturing, research and development
Lynnwood, Washington	69,000	Administrative offices, research and development
Asia:
Batangas, the Philippines	344,000	Manufacturing
Cavite, the Philippines	221,000	Manufacturing, research and development
Laguna, the Philippines(1)	215,000	Manufacturing, research and development

Location	Square Footage	Primary Use
Leased
United States:
San Jose, California(2)	260,000	Administrative offices, manufacturing, research and development
Bloomington, Minnesota(2)	108,000	Manufacturing, research and development
Cambridge, Massachusetts	15,000	Administrative offices, research and development
Asia:
Manila, the Philippines	12,000	Administrative offices
Laguna, the Philippines	46,000	Manufacturing
Europe:
Mechelen, Belgium	16,000	Administrative offices, manufacturing, research and development

(1)	We lease this facility to SunPower, which serves as its primary solar cell manufacturing facility (see Note 2 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K).
(2)	The facilities consist of four buildings in San Jose, California and one building in Bloomington, Minnesota that are under a synthetic lease (see Note 19 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K).

We have additional leases for sales offices and design centers in the United States, Asia and Europe. As of the end of fiscal 2006, we believe that our current properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted us and charged that we infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued us and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held, in favor of the plaintiffs in that case, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. On March 1, 2006, the Arizona Court ordered that all claims and counterclaims related to these 14 patents were dismissed with prejudice. In October 2006, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. The “claim construction” (i.e., patent claim interpretation) phase of this litigation was completed in 2006. As of December 31, 2006, there were four patents still at issue in this litigation, and the parties were preparing to file their respective expert reports. On January 17, 2007, we, along with three of our joint defense group members, agreed to settle this matter for a mutually agreeable amount, in exchange for which each of our joint defense members received a package license under the Lemelson patents. The settlement did not have a material impact on our financial condition or results of operations.

In August 2006, Quantum Research Group served us with a complaint filed in the United States District Court, District of Baltimore, Maryland. The complaint alleges patent infringement, defamation, false light and unfair competition related to our PSoC microcontroller products. We are seeking indemnification from a third party against this litigation. We have reviewed and investigated the allegations and believe that we have meritorious defenses to these allegations and will vigorously defend ourselves in this matter.

In October 2006, we received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the static random access memory industry. We have made, and will continue to make, available employees, documents and all other relevant information to the DOJ’s Antitrust Division to support the investigation. We currently believe that the ultimate outcome of this investigation will not have a material adverse effect on our financial position or results of operations.

In connection with the DOJ investigation discussed above, in October 2006, we, along with a majority of the other manufacturers of memory products, were sued in purported consumer class actions (56 as of December 31, 2006) in various United States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. The lawsuits seek restitution, injunction, and damages in an unspecified amount. We believe that we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters.

We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. We currently believe that the ultimate outcome of all pending legal proceedings and investigations, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation and investigations, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Equity, Dividends and Performance Graph

Our common stock is listed on the New York Stock Exchange under the trading symbol “CY.” The following table sets forth, for the periods indicated, the intra-day low and high sales price per share for our common stock:

	Low	High
Fiscal 2006:
First quarter	$14.09	$18.79
Second quarter	$13.40	$18.80
Third quarter	$13.04	$17.95
Fourth quarter	$15.92	$20.42
Fiscal 2005:
First quarter	$9.51	$14.92
Second quarter	$11.05	$14.73
Third quarter	$12.80	$16.85
Fourth quarter	$11.78	$17.05

As of February 12, 2007, there were approximately 56,000 holders of record of our common stock.

We have not paid cash dividends and have no present plans to do so.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) Composite – 500 Stock Index and the S&P Composite – Electronics (Semiconductors) Index for the last five fiscal years:

	December 30, 2001	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006
Cypress	$100	$28	$102	$57	$69	$82
S&P 500	$100	$77	$98	$110	$115	$134
S&P Semiconductors Index	$100	$49	$92	$74	$83	$76

Securities Authorized for Issuance under Equity Compensation Plans

Cypress:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	28,842	(1)	$ 15.46	17,830	(2)
Equity compensation plans not approved by shareholders	4,098		$ 16.13	4,247	(3)

Total	32,940	(4)	$ 15.55	22,077

(1)	Includes 1.0 million shares of restricted stock granted.
(2)	Includes 16.8 million shares available for future issuance under Cypress’ 1994 Amended Stock Option Plan, generally used for grants to all employees including officers and directors. In addition, the amount includes 1.1 million shares available under Cypress’ employee stock purchase plan.
(3)	Includes shares available under Cypress’ 1999 Stock Option Plan used for grants to employees other than officers and directors.

(4)	Total number does not include 0.2 million outstanding options, with a weighted-average exercise price of $8.79 per share, originally granted under plans assumed by Cypress in connection with various acquisitions. Cypress does not intend to grant any additional options under these plans.

SunPower:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	4,949		$ 3.99	147
Equity compensation plans not approved by shareholders	31	(1)	$ 2.04	—

Total	4,980		$ 3.97	147

(1)	Represents stock options issued to three consultants and one employee on June 17, 2004 for their service in marketing and business development projects. Such options have exercise prices ranging from $0.66 to $2.50 and they vest from immediate vesting to five-year vesting.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to our repurchases of common stock during the fourth quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Value of Shares that May Yet Be Purchased under the Program
October 2, 2006—October 29, 2006	—	$—	—	$15,000,000
October 30, 2006—November 26, 2006	—	$—	—	$15,000,000
November 27, 2006—December 31, 2006	—	$—	—	$15,000,000

Total	—		—

During the fourth quarter of 2002, our Board of Directors authorized a discretionary repurchase program to acquire shares of our common stock in the open market. The total amount that could be repurchased under this program was limited to $15 million.

During the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. All previous repurchase programs have been terminated. Stock repurchases under this program may be made through open-market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K:

	Year Ended(1)(2)
	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenues	$1,091,553	$886,396	$948,438	$836,756	$774,746
Restructuring and acquisition-related costs	$(16,362)	$(67,435)	$(54,334)	$(27,530)	$(123,127)
Gain on divestitures	$14,730	$—	$—	$—	$—
Operating income (loss)	$26,937	$(92,497)	$(1,382)	$(8,304)	$(231,344)
Income (loss) before income taxes and minority interest	$52,710	$(93,217)	$(2,021)	$(3,554)	$(246,260)
Net income (loss)	$39,482	$(92,153)	$24,698	$(5,331)	$(249,098)
Net income (loss) per share:
Basic	$0.28	$(0.69)	$0.20	$(0.04)	$(2.02)
Diluted	$0.25	$(0.69)	$0.17	$(0.04)	$(2.02)
Shares used in per-share calculation:
Basic	140,809	133,188	124,580	121,509	123,112
Diluted	179,271	133,188	134,130	121,509	123,112

	As of(1)(2)
	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$580,174	$330,308	$244,897	$198,617	$127,937
Working capital	$676,789	$435,110	$330,270	$307,716	$314,187
Total assets	$2,123,525	$1,697,874	$1,572,994	$1,575,685	$1,552,912
Long-term debt (excluding current portion)	$598,996	$601,538	$606,724	$615,724	$468,900
Stockholders’ equity	$1,045,559	$757,135	$660,358	$569,188	$673,623

(1)	We operate on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Fiscal 2006, 2005, 2003 and 2002 were 52-week fiscal years. Fiscal 2004 was a 53-week fiscal year.
(2)	The tables present financial information including two acquisitions completed in fiscal 2005, three in fiscal 2004 and one in fiscal 2002. See Notes 2 and 3 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions, which may affect the comparability of the data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed under Item 1A, Part I of this Annual Report on Form 10-K.

Executive Summary

General:

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the programmable system-on-chip (“PSoC”) products, universal serial bus (“USB”) controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive, industrial and, through our majority-owned subsidiary SunPower Corporation (“SunPower”), solar power.

Currently, our internal organization is structured into the following reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on general-purpose timing solutions, USB and PSoC products

Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), nonvolatile memories and image sensor products

SunPower	a majority-owned subsidiary of Cypress specializing in solar power products

Other	includes Silicon Light Machines (“SLM”), a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center (“SVTC”), a division of Cypress, certain foundry-related services performed by us on behalf of others, and certain corporate expenses

SunPower:

During the second quarter of fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock at a per-share price of $29.50 and received total proceeds, net of transaction costs, of approximately $197.4 million. As of December 31, 2006, Cypress owned approximately 52.0 million shares of SunPower class B common stock. Cypress’s ownership in SunPower as of December 31, 2006 was as follows:

As a percentage of SunPower’s total outstanding shares of capital stock	75%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis	70%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	96%

Only Cypress, its successors in interest and its subsidiaries may hold shares of SunPower class B common stock unless Cypress distributes the shares to its stockholders in a tax-free distribution. Cypress currently does not have any plans to distribute to its stockholders shares of SunPower class B common stock, although Cypress may elect to do so in the future. Cypress is continuing to explore ways in which to allow its stockholders to fully realize the value of its investment in SunPower. There can be no assurance that Cypress will commence or conclude a transaction, or take any other actions, in the short term, or at all.

In conjunction with SunPower’s acquisition of PowerLight Corporation (“PowerLight”), Cypress has entered into an agreement with PowerLight in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares until the earlier of (1) June 30, 2007 and (2) 60 days after the date on which the Registration Statement on Form S-3 is filed with the Securities and Exchange Commission in connection with the resale of SunPower class A common stock issued in the PowerLight acquisition.

In addition, in conjunction with the issuance of SunPower’s senior convertible debentures, Cypress has entered into an agreement with SunPower’s underwriters in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares for a period up to 60 days beginning February 2, 2007.

See Note 3 and Note 22 of Notes to Consolidated Financial Statements for further discussion on the acquisition and the issuance of the senior convertible debentures by SunPower.

Divestitures:

Personal Computer Clock (“PC Clock”):

During the fourth quarter of fiscal 2006, we completed the sale of certain assets and intellectual property associated with our PC Clock product line to Spectra Linear, Inc. (“Spectra”), a privately-held company specializing in timing solutions for computation and consumer markets. Pursuant to the agreement, Spectra paid us $8.0 million in cash and issued to us preferred stock of Spectra equal to 15% of Spectra’s fully diluted shares. Additionally, Spectra will pay us licensing fees totaling $5.0 million over a three-year period following the close of the transaction. We recognized a gain of $8.7 million from the sale.

Network Search Engines (“NSE”):

During the first quarter of fiscal 2006, we completed the sale of the assets and intellectual property associated with a portion of our NSE product line to NetLogic Microsystems, Inc. (“NetLogic”). Pursuant to the agreement, NetLogic issued to us approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE assets sold to NetLogic are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and issue to us up to an additional 0.3 million shares of common stock. We recognized a gain of $6.0 million from the sale.

Highlight of Results of Operations:

Revenues for fiscal 2006 were $1,091.6 million, an increase of $205.2 million, or 23%, compared to fiscal 2005. With the exception of the Data Communications Division, we achieved revenue increases in all business segments, led by growth in SunPower due to an increase in demand and unit production of solar power products and the Consumer and Computation Division as a result of higher demand for our PSoC family of mixed signal arrays. Gross margin increased in fiscal 2006 compared with fiscal 2005, primarily due to increased sales volumes, improved average selling prices (“ASPs”) and reduced manufacturing cost structures.

For fiscal 2006, total research and development and selling, general and administrative expenses increased $48.9 million compared to fiscal 2005. The increase was primarily due to the stock-based compensation expense recorded under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” coupled with increases in other employee-related compensation charges. As discussed further below, we adopted SFAS No. 123(R) in the first quarter of fiscal 2006 and research and development and selling, general and administrative expenses included stock-based compensation expense of approximately $38.5 million in fiscal 2006.

Results of Operations

Revenues

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Consumer and Computation Division	$334,237	$303,587	$275,601
Data Communications Division	131,930	156,490	214,049
Memory and Imaging Division	342,276	311,235	394,688
SunPower	236,510	78,736	10,885
Other	46,600	36,348	53,215

Total revenues	$1,091,553	$886,396	$948,438

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased approximately $30.7 million in fiscal 2006, or approximately 10%, compared to revenues generated in fiscal 2005. This increase was primarily attributable to an increase of approximately $47.3 million in sales of our PSoC products, driven by increased demand and market penetration in consumer applications. The increase in revenues was partially offset by a decline of approximately $7.2 million in sales of our communications-based, general-purpose clock business, primarily due to slowing demand in the base-station market in the fourth quarter of fiscal 2006. In addition, sales of our PC Clock products declined approximately $6.0 million year-over-year, primarily because we divested the product line during the fourth quarter of fiscal 2006.

Revenues from the Consumer and Computation Division increased approximately $28.0 million in fiscal 2005, or approximately 10%, compared to revenues generated in fiscal 2004. This increase was primarily attributable to an increase of approximately $35.7 million in sales of our PSoC products, driven by strong demand in consumer applications and continued expansion in computation platforms with major personal computer original equipment manufacturers. In addition, continued adoption of our family of USB products in personal computer applications and consumer devices contributed an increase of approximately $5.8 million in revenues. These increases were partially offset by a decrease of approximately $14.0 million in sales of our general-purpose clock and PC Clock products.

Data Communications Division:

Revenues from the Data Communications Division decreased $24.6 million in fiscal 2006, or approximately 16%, compared to revenues generated in fiscal 2005. The decrease was attributable in part to a decline of approximately $13.9 million in sales of our network search engine products. During the first quarter of fiscal 2006, we sold a portion of our network search engine product line to NetLogic. In addition, the decrease was attributable in part to a decline of approximately $11.6 million in sales of our specialty memory products primarily due to a greater-than-expected slowdown in the base-station market.

Revenues from the Data Communications Division decreased $57.6 million in fiscal 2005, or approximately 27%, compared to revenues generated in fiscal 2004. This decrease was partially attributable to the decline of approximately $21.9 million in sales of certain programmable logic devices as they reached an end-of-life cycle. Softness in customer buying patterns in specialty memories and network search engine products also contributed a decline of approximately $23.5 million in revenues.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased $31.0 million in fiscal 2006, or approximately 10%, compared to revenues generated in fiscal 2005. This increase was attributable to an increase of approximately $33.8 million in sales of our memory products primarily due to increased demand for networking and communications applications and improved ASPs for the products.

Revenues from the Memory and Imaging Division decreased $83.5 million in fiscal 2005, or approximately 21%, compared to revenues generated in fiscal 2004. This decrease was attributable to a decrease of approximately $101.9 million in sales of our memory products, partially offset by an increase of approximately $18.6 million in sales of our image sensor products. The decrease in the sales of our memory products was primarily attributable to the decrease in the sales of our micropower and pseudo-SRAM revenues for the mobile phone market primarily due to a general market transition to other products which we did not manufacture. The increase in the sales of our image sensor products was primarily due to a full year of revenue contribution from FillFactory, which we acquired in the third quarter of fiscal 2004, and ten months of revenue contributions from SMaL Camera Technologies (“SMaL”), which we acquired in the first quarter of fiscal 2005.

SunPower:

Revenues from the sales of SunPower products increased $157.8 million, or 200%, compared to the same prior-year period. The increase in revenues was attributable to continued increases in unit production and unit shipments of both solar cells and solar modules as SunPower continued to expand its solar manufacturing capacity to meet strong global demand. During the first nine months of fiscal 2005, SunPower had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, SunPower has added three new production lines capable of producing approximately 83 megawatts per year. As of the end of fiscal 2006, SunPower had a total of four production lines with annual production capacity of 108 megawatts.

Revenues increased $67.9 million in fiscal 2005, or approximately 623%, compared with revenues in fiscal 2004. The increase was primarily attributable to additional manufacturing capacity, coupled with higher demand for SunPower’s solar cells and panels driven by a strong global solar market.

Other:

Revenues increased $10.3 million in fiscal 2006, or approximately 28%, compared with revenues generated in fiscal 2005. The increase was primarily attributable to an increase of approximately $11.1 million generated by SVTC. During the first quarter of fiscal 2007, we signed a definitive agreement to sell SVTC to two private equity firms.

Revenues decreased $16.9 million in fiscal 2005, or approximately 32%, compared with revenues generated in fiscal 2004. The decrease was primarily attributable to a decrease of $14.6 million in revenues generated by SLM. The decrease in SLM’s revenues was primarily due to the decline in royalty revenues from Sony as the use of certain SLM technology by Sony came to an end in the fourth quarter of fiscal 2004.

Cost of Revenues / Gross Margin

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Cost of revenues	$631,328	$528,657	$492,058
Gross margin	42.2%	40.4%	48.1%

Gross margin on a consolidated basis increased from 40.4% in fiscal 2005 to 42.2% in fiscal 2006. The increase in gross margin was primarily attributable to an increase in sales volumes, coupled with an overall improvement in the ASPs for our products. In addition, increased efficiencies in our wafer fab utilization and improvement in the Memory and Imaging Division’s gross margin year-over-year due to increased ASPs and reduced manufacturing cost structures contributed to higher overall gross margin. The increase in gross margin was partially impacted by product mix, as SunPower with lower margins became a larger portion of our business and sales volumes from the Data Communications Division with higher margins declined. SunPower accounted for approximately 22% of our total business in fiscal 2006 compared with only 9% in fiscal 2005. Our Data Communications Division accounted for approximately 12% of our total business in fiscal 2006 compared with 18% in fiscal 2005. In addition, gross margin in fiscal 2006 was negatively impacted by the adoption of SFAS No. 123(R) as we recorded approximately $8.9 million of stock-based compensation expense in cost of revenues. The impact of stock-based compensation was immaterial in fiscal 2005.

Gross margin decreased from 48.1% in fiscal 2004 to 40.4% in fiscal 2005. The decrease was primarily attributable to lower sales volumes coupled with the decline in the overall ASPs. In addition, gross margin was also impacted by product mix, as SunPower with lower margins became a larger component of our business and volumes from the Data Communications Division with higher margins declined. During the second half of fiscal 2005, gross margin was also negatively impacted by certain manufacturing constraints and other one-time charges.

Inventory Reserves:

Our gross margin has also been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business. During fiscal 2006, 2005 and 2004, net impact of the inventory adjustments was a charge (benefit) of $(2.1) million, $10.8 million and $(7.0) million, respectively. The inventory reserve balance was $23.1 million and $30.5 million as of December 31, 2006 and January 1, 2006, respectively.

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

At the time of an inventory write-down, we make a determination, based on demand forecasts and the aging profile of the inventory, that there is a very high probability that the inventory that was reserved would not be sold. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the balance sheets. In accordance with Staff Accounting Bulletin No. 100, the contra asset account is relieved at the time the inventory is either sold or scrapped. At December 31, 2006, the remaining inventory reserve represented the value of excess and obsolete inventories that have not been scrapped or sold.

Research and Development (“R&D”)

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
R&D	$244,104	$226,760	$261,629
As a percentage of revenues	22.4%	25.6%	27.6%

R&D expenditures increased $17.3 million in fiscal 2006 compared with fiscal 2005. The increase was primarily attributable to stock-based compensation expense of $17.9 million as we implemented SFAS No. 123(R) in fiscal 2006 and an increase of $9.4 million in other employee-related compensation expense primarily due to increases in amounts recorded under the employee bonus plans and salary increases. The increase in R&D expenditures was partially offset by a decrease of approximately $7.8 million in repair and maintenance related expenses and approximately $3.5 million in depreciation.

R&D expenditures decreased $34.9 million in fiscal 2005 compared with fiscal 2004. The decrease was primarily due to a decrease of approximately $13.9 million in employee-related compensation expenses and $9.0 million in depreciation. The decrease in employee-related compensation expenses was primarily attributable to the termination of employees under the restructuring measures implemented in fiscal 2005, coupled with a decrease in stock-based compensation charges primarily as a result of terminated employees and a decrease in acquisition-related contingent compensation charges. The decrease in depreciation was primarily attributable to the removal of excess property and equipment under the restructuring measures, coupled with the savings resulted from the changes in the useful lives of certain equipment and production assets during fiscal 2005. In addition, R&D expenditures decreased by $7.0 million for SunPower primarily due to the completion of certain R&D efforts related to SunPower’s solar cell products and production line in the Philippines in late fiscal 2004.

Selling, General and Administrative (“SG&A”)

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
SG&A	$187,552	$156,041	$141,799
As a percentage of revenues	17.2%	17.6%	15.0%

SG&A expenditures increased $31.5 million in fiscal 2006 compared with fiscal 2005. The increase was partially attributable to stock-based compensation expense of $20.6 million as we implemented SFAS No. 123(R) in fiscal 2006 and an increase of $11.8 million in other employee-related compensation expense primarily due to increases in amounts recorded under the employee bonus plans, salary increases and additional headcount and payroll costs mainly to support the growth of SunPower’s business, particularly in areas of sales, marketing, finance and information technology. In addition, expenses related to professional services increased approximately $5.6 million primarily due to higher legal expenses incurred in connection with our strategic reviews and the Department of Justice investigations. The increase in SG&A expense was partially offset by a decrease of approximately $5.0 million in sales commissions primarily because we implemented a new plan in fiscal 2006 to reduce commission rates.

SG&A expenditures increased $14.2 million in fiscal 2005 compared with fiscal 2004. The increase was partially attributable to a one-time benefit of $7.8 million recognized in fiscal 2004 associated with the reduction of the allowance for uncollectible loans under our employee stock purchase assistance plan as a result of a significant reduction in outstanding balances under the plan at that time. In addition, the increase was attributable to an increase of approximately $1.5 million in employee-related compensation expenses. The increase in employee-related compensation expenses was primarily due to severance and benefits relating to the termination of certain employees not included in our restructuring plan, partially offset by savings generated from the restructuring measures implemented in fiscal 2005. The increase in SG&A expense was also attributable to an increase of approximately $2.0 million in advertising expenses.

Amortization of Acquisition-Related Intangible Assets

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Amortization of acquisition-related intangible assets	$15,873	$27,709	$38,898
As a percentage of revenues	1.5%	3.1%	4.1%

Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

The decrease in amortization in fiscal 2006 compared with fiscal 2005 was primarily attributable to a decrease of approximately $10.6 million in amortization of certain purchased technology intangibles, as they had been fully amortized during fiscal 2006 and 2005, or sold to NetLogic in connection with the sale of a portion of our NSE product line during fiscal 2006.

The decrease in amortization in fiscal 2005 compared with fiscal 2004 was primarily attributable to a decrease of approximately $11.0 million in amortization of certain purchased technology intangibles as they had been fully amortized during fiscal 2005.

In-Process Research and Development Charges

No in-process research and development charges were recorded in fiscal 2006. We recorded in-process research and development charges of $12.3 million related to our acquisition of SMaL in fiscal 2005, and $15.6 million related to our acquisition of FillFactory NV (“FillFactory”) in fiscal 2004, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

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

SMaL:

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
First generation automotive cameras	58%	$ 4.2 million	$ 3.1 million	March 2006
Mobile phone sensors	28%	$ 2.4 million	$ 6.0 million	March 2006

FillFactory:

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Industrial	54%	$ 3.5 million	$ 3.0 million	May 2005
Digital still cameras and wireless terminal cameras	11%	$ 0.4 million	$ 3.2 million	June 2005
Medical	46%	$ 1.1 million	$ 1.3 million	June 2005
Automotive	50%	$ 0.5 million	$ 0.5 million	January 2006
High-end photography	31%	$ 0.2 million	$ 0.5 million	April 2005

Status of In-Process Research and Development Projects:

The status of the in-process research and development projects is as follows:

SMaL:

There have been no significant differences between the actual and estimated results of the in-process research and development projects. All projects have been completed with a delay of one quarter when compared to the original timeframe. We have incurred total post-acquisition costs of approximately $9.1 million related to these projects, which were within the original cost estimates.

FillFactory:

There have been no significant differences between the actual and estimated results of the in-process research and development projects. All projects have been completed within the original timeframe. We have incurred total post-acquisition costs of approximately $8.4 million related to these projects, which were within the original cost estimates.

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

We initiated one restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”), one in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). During fiscal 2006 and 2005, we completed all obligations related to the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan, respectively. As of December 31, 2006, the Fiscal 2005 Restructuring Plan has been substantially completed with remaining reserves consisting of lease payments for restructured facilities.

In January 2005, we announced a plan intended to reduce costs and losses by approximately $19.0 million per quarter. This plan included (1) restructuring activities implemented under the Fiscal 2005 Restructuring Plan, and (2) various other initiatives to reduce discretionary spending and reduce our losses. As of the end of the second quarter of fiscal 2005, we had realized these savings, which are described below.

The initiatives implemented under our Fiscal 2005 Restructuring Plan were intended to generate savings by reducing employee-related costs, disposing of excess equipment thereby reducing depreciation costs, reducing facility costs by existing certain facilities and ceasing operations of our subsidiary Silicon Magnetic Systems (“SMS”). During the second quarter of fiscal 2005, we have realized these savings as follows: (1) approximately $5.7 million in employee-related compensation expenses due to the termination of employees, (2) approximately $1.0 million in depreciation as a result of the removal of excess property and equipment from operations, (3) approximately $0.1 million in rent expense due to the closure of facilities, and (4) approximately $1.3 million as a result of discontinuing the operations of SMS.

The initiatives to reduce the amount of discretionary spending and reduce our losses were intended to generate savings of approximately $10.9 million. We achieved these savings during the second quarter of fiscal 2005 and in subsequent periods.

Gain on Divestitures

During fiscal 2006, we completed two divestitures and recognized total gains of $14.7 million related to the divestitures.

PC Clock:

During the fourth quarter of fiscal 2006, we completed the sale of our PC Clock product line to Spectra, a privately-held company specializing in timing solutions for computation and consumer markets, pursuant to an Asset Purchase Agreement (“PC Clock Agreement”). The PC Clock product line included the frequency timing generators and buffers for desktop and notebook computers, computer servers and memory modules. In connection with the transaction, we will provide certain transition and manufacturing services to Spectra for a limited time following the closing date of the transaction. The PC Clock product line was a business unit in the Consumer and Computation Division.

Pursuant to the PC Clock Agreement, Spectra paid us $8.0 million in cash and issued to us 7.4 million shares of its series B preferred stock, which are equal to approximately 15% of Spectra’s fully diluted shares as of the closing date of the transaction. Additionally, Spectra will pay us licensing fees totaling $5.0 million over a three-year period following the closing date of the transaction.

Gain on Sale of PC Clock:

We recorded a gain of $8.7 million in connection with the disposal of the PC Clock product line during fiscal 2006. The following table summarizes the components:

(In thousands)
Cash	$8,000
Value of Spectra preferred stock received	6,406
Net book value of assets sold to Spectra	(2,086)
Allocation of goodwill	(2,840)
Employee costs	(233)
Transaction costs	(515)

Gain on sale of PC Clock product line	$8,732

The value of the Spectra preferred stock was based on the latest round of financing completed in the fourth quarter of fiscal 2006.

Assets sold to Spectra included the following:

(In thousands)
Inventories, net	$1,664
Prepaid expense and property and equipment, net	422

Total net book value of assets sold to Spectra	$2,086

The PC Clock product line was a component of a reporting unit that included goodwill which had been acquired by us in conjunction with previous business combinations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we allocated a portion of the goodwill to the carrying amount of the PC Clock product line in determining the gain on sale. The amount was based on the relative fair values of the PC Clock product line that was disposed of and the remaining portion of the reporting unit that was retained by us.

NSE:

During the first quarter of fiscal 2006, we completed the sale of a portion of our NSE product line to NetLogic, a semiconductor company that designs, develops and markets high performance knowledge-based processors, pursuant to an Agreement for the Purchase and Sale of Assets (“NSE Agreement”). The assets sold to NetLogic included the Ayama 10000, Ayama 20000, and NSE70000 Network Search Engine product families as well as the Sahasra 50000 Algorithmic Search Engine product family. We retained the right to sell and continue to support the custom TCAM1 and TCAM2 products in our NSE product line. The NSE product line is a business unit in the Data Communications Division.

Pursuant to the NSE Agreement, NetLogic issued to us approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE assets sold to NetLogic are achieved in the twelve-month period after the close of the transaction, NetLogic will pay us up to an additional $10.0 million in cash and issue to us up to an additional 0.3 million shares of common stock.

Gain on Sale of NSE:

We recorded a gain of $6.0 million in connection with the disposal of the NSE assets during fiscal 2006. The following table summarizes the components:

(In thousands)
Value of NetLogic common shares received	$58,531
Net book value of assets sold to NetLogic	(4,021)
Allocation of goodwill	(44,070)
Employee costs	(2,799)
Transaction costs	(1,643)

Gain on sale of NSE assets	$5,998

The value of the NetLogic common shares was determined using the closing price of $35.40 on February 15, 2006, the effective date of the completion of the transaction.

Assets sold to NetLogic included the following:

(In thousands)
Inventories, net	$2,716
Prepaid expense and property and equipment, net	268
Intangible assets, net	1,037

Total net book value of assets sold to NetLogic	$4,021

Intangible assets sold to NetLogic included certain purchased technology and trademarks which had been acquired by us in conjunction with previous business combinations. We also allocated a portion of the goodwill to the carrying amount of the NSE assets in determining the gain on sale. The amount was based on the relative fair values of the NSE assets that were disposed of and the remaining NSE product line that was retained by us.

Interest Income

Interest income primarily includes interest earned on cash and cash equivalents, short-term investments and restricted cash. In addition, interest income includes interest income associated with the outstanding loans under the stock purchase assistance plan.

Interest income increased $19.3 million in fiscal 2006 compared with fiscal 2005. Interest income increased $1.3 million in fiscal 2005 compared with fiscal 2004. The increase in interest income in both periods was primarily driven by higher average cash and investment balances, coupled with higher interest rates.

Interest Expense

Interest expense is primarily associated with our convertible subordinated notes and collateralized debt instruments. In addition, interest expense also includes interest expense related to SunPower’s outstanding customer advances.

Interest expense increased $1.1 million in fiscal 2006 compared with fiscal 2005. The increase in interest expense was primarily attributable to an increase of $1.8 million in interest expense related to SunPower’s outstanding customer advances, partially offset by a decrease of $0.6 million in interest expense associated with our collateralized debt instruments, which were paid in full during the first quarter of fiscal 2006. We paid approximately $7.5 million of interest expense related to our 1.25% convertible subordinated notes (“1.25% Notes”) in both fiscal 2006 and 2005.

Interest expense decreased $3.1 million in fiscal 2005 compared with fiscal 2004. During the fourth quarter of fiscal 2004, we redeemed all of the outstanding 3.75% convertible subordinated notes, resulting in a decrease of $2.4 million in interest expense in fiscal 2005. In addition, the decrease in interest expense was partially attributable to a decrease of approximately $0.3 million in interest expense associated with our collateralized debt instruments due to lower principal balances. We paid approximately $7.5 million of interest expense related to our 1.25% Notes in both fiscal 2005 and 2004.

Other Income (Expense), Net

The following table summarizes the components of other income (expenses), net:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Amortization of bond issuance costs	$(3,721)	$(3,721)	$(4,071)
Equity in net income of partnership investment	—	—	1,424
Gain on investments in equity securities	10,027	—	—
Investment impairment charges	(5,325)	(826)	(1,123)
Changes in fair value of warrants held	781	(305)	—
Foreign exchange gain (loss), net	(634)	(974)	1,122
Changes in fair value of investments under the deferred compensation plan	2,128	1,099	1,218
Other income (expense)	128	(118)	1,030

Total other income (expense), net	$3,384	$(4,845)	$(400)

Gains on Investments in Equity Securities:

During fiscal 2006, we sold approximately 1.5 million shares of NetLogic common stock received from the sale of the NSE assets (see “Gain on Divestitures” above) and recognized a gain of $6.2 million. In addition, during fiscal 2006, we completed the sale of our equity investment in another public company and recognized a gain of $0.9 million.

During fiscal 2006, one of the privately-held companies in which we held an equity investment was acquired by a public company, resulting in us receiving shares in the public company. As a result of the transaction, we recognized a gain of $2.9 million.

Investment Impairment Charges:

We have equity investments in both public and privately-held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our impairment assessment on investments in privately-held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise. We recorded impairment charges of $5.3 million, $0.8 million and $1.1 million during fiscal 2006, 2005 and 2004, respectively, as the decline in values of certain of our investments in both public and privately-held companies was deemed other-than-temporary.

Deferred Compensation Plan:

In fiscal 1995, we adopted a deferred compensation plan, which provides certain key employees, including our executive management, with the option to defer the receipt of compensation in order to accumulate funds for retirement. We do not make contributions to the deferred compensation plan other than the amounts withheld from the employees and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain our assets and are subject to claims of general creditors. As of December 31, 2006 and January 1, 2006, deferred compensation plan assets totaled $22.3 million and $23.2 million, respectively, and liabilities totaled $25.8 million and $27.8 million, respectively.

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

All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$2,128	$1,099	$1,218
Changes in fair value of liabilities recorded in:
Cost of revenues	(871)	(614)	(563)
Research and development	(1,003)	(707)	(648)
Selling, general and administrative	(765)	(540)	(495)

Total expense, net	$(511)	$(762)	$(488)

Benefit from (Provision for) Income Taxes

We recorded tax expense of $6.9 million in fiscal 2006, compared to a tax benefit of $1.3 million in fiscal 2005 and a tax benefit of $26.6 million in fiscal 2004. The tax expense in fiscal 2006 was primarily attributable to non-U.S. taxes on income earned in certain countries and U.S. federal and state alternative minimum tax. The tax benefit in fiscal 2005 was primarily attributable to amortization of purchased intangibles and a release of previously accrued taxes as discussed below, offset by non-U.S. taxes on income earned in certain countries that is not offset by current year net operating losses in other countries. The tax benefit in fiscal 2004 was primarily attributable to a release of previously accrued taxes as discussed below, offset by foreign income taxes in certain jurisdictions. Our effective tax rate varies from the U.S. statutory rate primarily due to our assessment of the utilization of loss carryovers and earnings of foreign subsidiaries taxed at different rates. Deferred tax assets of $216.7 million at December 31, 2006 were fully reserved due to uncertainty of realization.

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

Our tax returns could be subject to examination by various tax authorities in countries in which we operate. The Internal Revenue Service (“IRS”) is currently conducting an audit of our federal income tax returns for fiscal 2004 and 2003. As of December 31, 2006, no material adjustments have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no significant adjustments upon the completion of their review.

During fiscal 2006, non-U.S. tax authorities commenced tax audits of our subsidiaries in the Philippines and India. Management believes that the ultimate outcome of these non-U.S. examinations will not have a material impact on our financial position or results of operations.

Minority Interest

Minority interest in the earnings or losses of our majority-owned subsidiaries, including primarily SunPower, totaled $(6.4) million, $(0.3) million and $0.1 million for fiscal 2006, 2005 and 2004, respectively. Prior to the fourth quarter of fiscal 2005, Cypress’ ownership interest in SunPower was more than 99%. During the fourth quarter of fiscal 2005 and the second quarter of fiscal 2006, SunPower completed an initial public offering and a follow-on offering of its common stock, respectively, which significantly lowered Cypress’ ownership interest (and increased minority shareholders’ ownership interest) in SunPower. In addition, exercises of stock options by SunPower employees also diluted Cypress’ ownership interest in SunPower during fiscal 2006. As of December 31, 2006 and January 1, 2006, minority shareholders’ interest in the equity of SunPower was approximately 25% and 15%, respectively.

Liquidity and Capital Resources

The following table summarizes our consolidated cash and investments, working capital and long-term debt:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Cash, cash equivalents and short-term investments	$580,174	$330,308
Working capital	$676,789	$435,110
Long-term debt	$598,996	$601,538

Key Components of Cash Flow:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Net cash flow generated from operating activities	$127,260	$81,018	$157,709
Net cash flow used for investing activities	(207,175)	(126,654)	(207,826)
Net cash flow generated from (used for) financing activities	272,245	200,223	(35,288)

Net increase (decrease) in cash and cash equivalents	$192,330	$154,587	$(85,405)

During fiscal 2006, cash generated from operations increased $46.2 million compared with fiscal 2005. This increase was primarily due to net income generated in fiscal 2006 compared with a net loss incurred in fiscal 2005, adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. Increase in accounts receivable was primarily due to an increase in sales, partially mitigated by improved collection efforts. Increase in inventories was primarily due to the growth at SunPower to support its business, as well as the build-up in our core semiconductor business. Increase in other assets was primarily attributable to an increase in SunPower’s prepayments to its polysilicon suppliers.

During fiscal 2006, cash used for investing activities increased $80.5 million compared with fiscal 2005. We spent approximately $221.2 million for purchases of property and equipment (which included $108.3 million use of cash for SunPower). These uses of cash were partially offset by the proceeds from the collection of loans of $14.5 million under our employee stock purchase assistance plan.

During fiscal 2006, cash generated from financing activities increased $72.0 million compared with fiscal 2005. We received proceeds of $197.4 million from SunPower’s follow-on public offering of its common stock and $80.6 million from the issuance of common stock under our employee stock plans.

During fiscal 2005, cash generated from operations decreased $76.7 million compared with fiscal 2004. This decrease was primarily due to a net loss incurred in fiscal 2005 compared with net income generated in fiscal 2004, adjusted for certain non-cash items such as depreciation and amortization, restructuring charges and changes in operating assets and liabilities.

During fiscal 2005, we spent approximately $146.5 million for purchases of property and equipment (which included $71.6 million use of cash for SunPower) and used an additional $48.1 million, net of cash received, in our acquisitions of SMaL and the minority interest in Cypress MicroSystems. These uses of cash were partially offset by the proceeds from sales and maturities of investments of $65.6 million, net of purchases.

During fiscal 2005, cash generated from financing activities included approximately $145.6 million of net proceeds from SunPower’s initial public offering. In addition, the issuance of common shares under our employee stock plans generated $65.6 million in cash. The increase was partially offset by repayment of debts of approximately $11.1 million.

During fiscal 2004, cash generated from operations was $157.7 million, compared with $99.2 million in fiscal 2003. This $58.5 million increase was primarily due to net income generated in fiscal 2004 compared with a net loss in fiscal 2003, adjusted for certain non-cash items and changes in operating assets and liabilities.

During fiscal 2004, purchases of investments, net of sales and maturities, used cash of $14.1 million, acquisitions of property and equipment used an additional $132.3 million in cash (which included $26.9 million use of cash for SunPower), and we spent a total of $89.9 million in our acquisitions, net of cash received, of Cascade and FillFactory. These uses of cash were partially offset by proceeds from the collection of loans from employees of $28.4 million under our employee stock purchase assistance plan.

During fiscal 2004, we used $68.4 million to redeem the convertible subordinated notes. This was partially offset by the proceeds of $34.5 million from the issuance of common shares under the employee stock plans.

Liquidity:

During the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. Stock repurchases under this program may be made through open-market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program terminated all previous repurchase programs.

At the end of fiscal 2006, we had $599.0 million of aggregate principal amount of our outstanding 1.25% Notes that were due in June 2008. During the first quarter of fiscal 2007, we called for redemption of all of our 1.25% Notes. Holders may convert the 1.25% Notes into: (i) 55.172 shares of our common stock per $1,000 principal amount of the 1.25% Notes, plus (ii) $300 per $1,000 principal amount of the 1.25% Notes. Alternatively, holders may have their 1.25% Notes redeemed. Upon redemption, holders received $1,000 plus accrued interest per $1,000 principal amount of the 1.25% Notes. Any 1.25% Notes not converted into shares were automatically redeemed. As a result of the redemption, we issued 33.0 million shares of our common stock and paid $179.7 million in cash to the holders of the 1.25% Notes.

During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“SunPower Debentures”). Interest on the SunPower Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The SunPower Debentures will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. Any repurchase of the SunPower Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the SunPower Debentures to be repurchased plus accrued and unpaid interest. In addition, SunPower may redeem some or all of the SunPower Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the SunPower Debentures to be redeemed plus accrued and unpaid interest. Holders of the SunPower Debentures may, under certain circumstances at their option, convert the SunPower Debentures into cash and, if applicable, shares of SunPower class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to the close of business on the business day immediately preceding the maturity date. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

On June 27, 2003, we entered into a synthetic lease agreement for U.S. manufacturing and office facilities. The lease agreement requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. If we had exercised our right to purchase all the properties subject to this lease at December 31, 2006, we would have been required to make a payment totaling $62.7 million. We are required to maintain restricted cash or investments to serve as collateral for this lease. As of December 31, 2006, the amount of restricted cash and accrued interest was $63.3 million. During the first quarter of fiscal 2007, we made the decision to exit the lease and exercise our option to purchase the properties for $62.7 million using our restricted cash.

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2006, this line of credit was extended to December 2007 and the total amount was decreased to $30.0 million. As of December 31, 2006, no amount under this line of credit was outstanding. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 1.25%. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. We intend to use the line of credit on an as-needed basis to fund working capital, capital expenditures and other corporate purposes.

In December 2005, SunPower entered into a $25.0 million, three-year revolving credit facility with certain financial institutions. The credit facility is collateralized by substantially all of SunPower’s assets, including the stock of SunPower’s foreign subsidiaries. Borrowings under the credit facility are subject to customary conditions as well as (1) with respect to the first $10.0 million drawn on the credit facility, maintenance of cash collateral to the extent of amounts borrowed (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the credit facility, satisfaction of a coverage test which is based on a ratio of cash flow to capital expenditures. Borrowings outstanding under the credit facility bear interest at a rate of the greater of the prime rate or the federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. As of December 31, 2006, no borrowings were outstanding under this credit facility.

We have outstanding purchase obligations, which represent principally our open purchase orders for services, software, manufacturing equipment, building improvements and supplies. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of December 31, 2006, non-cancelable purchase obligations totaled $133.3 million. In addition, SunPower has agreements with various polysilicon, ingot and wafer vendors and manufacturers. As of December 31, 2006, total obligations related to such supply agreements were $467.3 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of December 31, 2006, in addition to $413.5 million in cash and cash equivalents, we had $166.7 million invested in short-term investments for a total liquid cash and investment position of $580.2 million. We had an additional $63.3 million of restricted cash related to our synthetic lease, which we will use to purchase the buildings upon exiting the lease during the first quarter of fiscal 2007.

As of December 31, 2006, our cash, cash equivalents and short-term investment balances included approximately $182.1 million of SunPower’s cash and investments, which are not available for general corporate uses by Cypress or its other subsidiaries.

As of December 31, 2006, Cypress held 52.0 million shares of SunPower class B common stock. Based on quoted market prices, the fair value of Cypress’s ownership interest in SunPower was approximately $1.9 billion at the end of fiscal 2006, with a range of $1.3 billion and $2.3 billion during fiscal 2006. As our financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Consolidated Balance Sheets.

During the second quarter of fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock and received total proceeds, net of transaction costs, of approximately $197.4 million. SunPower intends to use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures, and potentially for further expansion of its Philippines’ manufacturing facilities. SunPower may also use a portion of the proceeds to purchase its Philippines manufacturing facility from Cypress, which SunPower has the option to do under the lease agreement. In addition, SunPower may use proceeds of this offering for the acquisition of, or investment in, complementary businesses, technologies or other assets, and to invest in joint ventures. SunPower may undertake such transactions in furtherance of its strategy to broaden its supply-chain opportunities, increase the efficiency of the downstream channel and reduce the cost of its products delivered to end customers. SunPower may also use a portion of the proceeds for prepayments to vendors of polysilicon, ingots and wafers.

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

Contractual Obligations:

The following table summarizes the fixed payments related to certain contractual obligations:

	Payments Due by Year
	Total	2007	2008 and 2009	2010 and 2011	Beyond 2011
	(In thousands)

1.25% Notes: (1)	$179,735	$179,735	$—	$—	$—
Customer advances, including interest (2)	43,878	13,978	21,245	8,655	—
Lease commitments	27,975	9,568	11,465	4,993	1,949
Purchase obligations:
Synthetic lease (3)	62,727	62,727	—	—	—
SunPower polysilicon purchase commitments (4)	717,582	38,550	233,400	295,791	149,841
Other (5)	133,327	128,878	4,449	—	—

Total contractual obligations	$1,165,224	$433,436	$270,559	$309,439	$151,790

(1)	During the first quarter of fiscal 2007, we called for redemption of all of our 1.25% Notes, resulting in us issuing 33.0 million shares of our common stock and paying $179.7 million in cash to the holders of our 1.25% Notes.
(2)	Customer advances are related to certain agreements entered into between SunPower and its customers under which customers make advances for future purchases of solar power products.
(3)	During the first quarter of fiscal 2007, we made the decision to exit our synthetic lease and will exercise our option to purchase the properties for $62.7 million using our restricted cash.
(4)	SunPower has agreements with several suppliers of polysilicon, ingots and wafers. These agreements specify future purchase obligations, including quantities and pricing of products to be supplied by the suppliers, for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that SunPower terminates the arrangements. Total future purchase obligations were $467.3 million. In addition, SunPower entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy Co., Ltd (“Woongjin Energy”), a joint venture to manufacture mono-crystalline silicon ingots. Woongjin Energy is expected to begin manufacturing in the second half of fiscal 2007, and SunPower expects to purchase approximately $250.3 million of silicon ingots from Woongjin Energy through a five-year agreement.
(5)	Purchase obligations represent principally our non-cancelable purchase orders for services, manufacturing equipment, building improvements and supplies. For purposes of this table, purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

Lease Guarantee:

During the fourth quarter of fiscal 2005, we entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), pursuant to which we have transferred certain of our proprietary process technologies to Grace’s Shanghai, China facility. Pursuant to a foundry agreement dated

December 1, 2006, we purchase wafers from an affiliate of Grace that are produced using these process technologies.

On December 20, 2006, we entered into a guarantee (“Guarantee”) with CIT Technologies Corporation (“Lessor”) for the benefit of Grace. Grace has leased from the Lessor certain semiconductor manufacturing equipment pursuant to a master lease agreement between the Lessor and Grace. Under the Guarantee, we have agreed to an unconditional guarantee to the Lessor of the rental payments due under the master lease by Grace. The term of the lease runs for 36 months commencing January 1, 2007. The guaranteed obligations of Grace, payable quarterly in advance, equal approximately $0.7 million for each calendar quarter during the term, for an aggregate amount equal to approximately $8.2 million over the term. If Grace fails to pay any of the quarterly payments, we will be obligated to pay within 10 days of written demand from the Lessor such amounts. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts.

In addition, under the Guarantee, we obtained an irrevocable letter of credit in an initial amount of approximately $6.4 million to secure the payments under the Guarantee after demand has been made by the Lessor on us. The amount available under the letter of credit will decline according to a schedule mutually agreed upon by us and the Lessor during the term consistent with the quarterly reductions in the outstanding amounts under the master lease. Under the Guarantee, if a default by us occurs, the Lessor will be entitled to draw on the letter of credit.

In connection with the Guarantee and effective upon the payment for, or receipt of, the leased equipment by the Lessee, we were issued warrants to purchase approximately 2.1 million ordinary shares of Grace at an exercise price of $0.74 per share during the fourth quarter of fiscal 2006.

The Guarantee is the first in a series that we intend to enter into from time to time in support of the Grace’s operations described above. We currently expect that the maximum amount of all such guaranteed equipment lease obligations in support of Grace will not exceed approximately $60 million. However, we are under no obligation to guarantee any future rent payments on such equipment leases for the benefit of Grace and will do so only in our sole discretion.

Financial Commitment Between Cypress and SunPower:

In conjunction with SunPower’s acquisition of PowerLight, Cypress entered into a commitment letter with SunPower during the fourth quarter of fiscal 2006 under which Cypress will lend to SunPower up to $130 million in cash in order to facilitate the financing of the acquisition or working capital requirements. The commitment letter is available to be drawn against for a period not to exceed six months from the closing date. Any borrowings by SunPower will be evidenced by a senior subordinated note (the “SunPower Note”). The SunPower Note is unsecured and will be subordinated to existing and future revolving credit loans, term loans, lines of credit or letters of credit of SunPower. The interest rate will be LIBOR on the issuance date plus 475 basis points, and the SunPower Note will mature on the first anniversary of the issuance date. A mandatory pre-payment of any amounts outstanding under the SunPower Note is due upon the closing of any bank credit, debt or equity financing completed by SunPower. As of December 31, 2006, no borrowings were outstanding. In February 2007, Cypress and SunPower mutually terminated the commitment letter. No borrowings were outstanding at the termination date.

Off-Balance Sheet Arrangements:

Synthetic Lease:

On June 27, 2003, we entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established during the second quarter of fiscal 2003. The synthetic lease requires us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, we may extend the lease if the lessor allows. If we had exercised our right to purchase all the properties subject to the synthetic lease at December 31, 2006, we would have been required to make a payment totaling $62.7 million (the “Termination Value”). If we exercise our option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and we would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

We are required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event we determine that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we will ratably accrue the loss over the remaining lease term. We have performed an analysis and determined a loss contingency accrual is required. As of December 31, 2006, the loss contingency accrual was $5.7 million, representing the total amounts recognized through the end of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of independent appraisal firms.

We are required to maintain restricted cash or investments to serve as collateral for this lease. As of December 31, 2006, the balance of restricted cash and accrued interest was $63.3 million.

In addition, we are required to comply with certain financial covenants associated with the synthetic lease. As of December 31, 2006, we were in compliance with such financial covenants.

During the first quarter of fiscal 2007, we made the decision to exercise our option to purchase the properties under the synthetic lease for $62.7 million using the restricted cash. We expect to complete the termination of the synthetic lease by the end of the first quarter of fiscal 2007.

Equity Option Contracts:

As of December 31, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Consolidated Balance Sheets. The contracts require physical settlement. Upon expiration of the options, if our stock price is above the threshold price of $21 per share, we will receive a settlement value totaling $30.3 million in cash. If our stock price is below the threshold price of $21 per share, we will receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended. During fiscal 2006 and 2005, we received total premiums of approximately $0.7 million and $0.1 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Consolidated Balance Sheets.

The equity option contracts expired in February 2007. Upon expiration of the option contracts, our stock price was below the threshold price of $21 per share. As a result, we received 1.4 million shares of our common stock.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the impact of this pronouncement on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, which provides guidance on the process of quantifying financial statement misstatements. SAB No. 108 states that entities must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior-year misstatements, on the entity’s current-year consolidated financial statements. SAB No. 108 prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current-year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the entity is required to adjust its financial statements, including correcting prior-year financial statements, even though such correction was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for immaterial errors would not require the entity to amend previously filed reports; rather, such corrections may be made the next time the entity files its comparative prior-period statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of fiscal 2006 did not have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated results of operations and financial condition.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” which requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. We will adopt this pronouncement in the first quarter of fiscal 2007 and expect the impact of the adoption will be a charge of approximately $3.0 million to retained earnings, although there can be no assurance of this.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). This standard is effective for fiscal years beginning after December 15, 2006. We will adopt this standard in the first quarter of fiscal 2007 and are currently evaluating the impact of this provision on our consolidated results of operations and financial condition.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, product returns, allowances for doubtful accounts receivable and employee loans, inventories, valuation of long-lived assets including intangible assets, goodwill impairments, investment impairments, stock-based compensation, warranty reserves, litigation, investigation and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements are as follows:

Revenue Recognition:

We generate revenue by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEMs”), electronic manufacturing service providers (“EMSs”) and, in the case of SunPower, system integrators. We recognize revenue on sales to OEMs, EMSs and system integrators upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.

Sales to certain distributors are made under agreements which provide the distributors with price protection, other allowances and stock rotation under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the end customers. Revenue recognition is based upon receiving notification from the distributors that products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred income balances. At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieve inventory for the value of goods shipped since legal title has passed to the distributors, and defer the related margin as deferred income on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers.

We record as a reduction to revenue reserves for sales returns, price protection and allowances, based upon historical experience rates and for any specific known customer amounts. We also provide certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenue at the time of sale. These volume discounts have not been significant historically.

Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Actual results could vary from those estimates.

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

We have outstanding loans, consisting of principal and cumulative accrued interest, to employees and former employees under the shareholder-approved employee stock purchase assistance plan. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. We maintain an allowance for uncollectible loans. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. If the underlying assumptions supporting our reserve requirements, including the value of our stock price, change, future operating results could be adversely affected.

Valuation of Inventories:

Management periodically reviews the adequacy of our inventory reserves. We write down our inventories for “lower of cost or market” reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds demand for that device and/or when individual parts have been in inventory for greater than a certain period. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Our inventories may be subject to rapid technological obsolescence and are sold in a highly competitive industry. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected.

Valuation of Long-Lived Assets:

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis. If there is a significant adverse change in our business in the future, we may be required to record impairment charges.

Valuation of Goodwill:

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our annual goodwill impairment analysis, which we performed during the fourth quarters of fiscal 2006, 2005 and 2004, did not result in an impairment charge. However, changes in these estimates could cause one or more of the businesses to be valued differently, which could result in a material impairment of our goodwill in the future.

Valuation of Investments:

We have equity investments in both public and privately-held companies. We review our investments periodically for impairment and the assessment requires significant judgment. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. Fair values for investments in public companies are determined using quoted market prices. We consider various factors in determining whether we should recognize an impairment charge on a publicly-traded investment, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Our ability to recover our strategic investments in private, non-marketable equity securities is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are ultimately accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

Our impairment assessment on investments in privately-held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise, for example, when we hold contractual rights that give us a preference over the rights of other investors. We have experienced substantial impairments in our portfolio of non-marketable equity securities in the past. If market conditions deteriorate in the future and companies in our portfolio attempt to raise additional funds, the funds may not be available to them or they may receive lower valuations, which could result in impairment of our investments.

Stock-Based Compensation:

Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the awards. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our future stock-based compensation expense could be significantly different from what we have recorded in the current period.

SunPower Warranty Reserves:

It is customary in SunPower’s business and industry to warrant or guarantee the performance of solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It is also customary to warrant or guarantee the functionality of SunPower’s solar cells and imaging detectors for at least one year. SunPower therefore maintains warranty reserves to cover potential liability that could arise from these guarantees. SunPower’s potential liability is generally in the form of product replacement. SunPower’s warranty reserves reflect its best estimate of such liabilities and are based on its analysis of product returns, results of industry-standard accelerated testing and various other assumptions that SunPower believes to be reasonable under the circumstances. SunPower has sold solar cells only since late 2004, and, accordingly, has a limited history upon which to base its estimates of warranty expense. SunPower’s warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues based on historical activity. Due to effective product testing and the short turnaround time between product shipment and the detection and correction of product failures, warranty expenses based on historical activity were not significant as of and for the fiscal years or interim periods presented.

Litigation, Investigation and Settlement Costs:

From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation or investigations, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation or investigations is probable, and we can reasonably estimate the loss associated with such litigation or investigations, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional costs.

Accounting for Income Taxes:

Our global operations involve manufacturing, research and development and selling activities. Profits from non-U.S. activities are subject to local country taxes but are not subject to U.S. tax until repatriated to the U.S. It is our intention to permanently reinvest these earnings outside the U.S. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.

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

The fair market value of our 1.25% convertible subordinated notes (“1.25% Notes”) is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the 1.25% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 1.25% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the 1.25% Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of December 31, 2006, the estimated fair value of the 1.25% Notes was approximately $729.3 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the 1.25% Notes to approximately $802.3 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the 1.25% Notes to $656.4 million.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Our subsidiary SunPower entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues. The total notional amount of these contracts was $105.6 million as of December 31, 2006. If the forecasted cash flow fails to materialize, SunPower will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $10.8 million on these contracts.

Investments in Public and Privately-Held Companies

We have investments, including marketable equity securities and warrants, in certain public companies other than SunPower. The marketable equity securities consist of common stock and are classified as available-for-sale investments. They are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in “Accumulated other comprehensive income (loss).” In addition, our investments include warrants to purchase shares of a public company’s common stock. These warrants are classified as derivative instruments and are carried at fair value with the resulting gains or losses recognized in “Other income (expense), net” in the Consolidated Statements of Operations.

The fair value of the common stock and warrants is subject to market price volatility. As of December 31, 2006, the fair value of our marketable equity securities was $8.0 million. A 10% increase in the stock prices of our investments would increase the fair value of our investments by approximately $0.8 million, and a 10% decrease in the stock prices would decrease the fair value of our investments by approximately $0.8 million. As of December 31, 2006, the fair value of our warrants classified as derivative instruments was $2.1 million. A 10% increase in the stock price of the investee would increase the value of our warrants by approximately $0.2 million, and a 10% decrease in the stock price would decrease the value of our warrants by approximately $0.2 million.

Our investment portfolio also includes warrants that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of December 31, 2006, the carrying value of these warrants was $2.4 million.

We have investments in several privately-held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of December 31, 2006, the carrying value of our investments in privately-held companies was $10.5 million.

Stock Purchase Assistance Plan (“SPAP”)

As of December 31, 2006, we had $37.4 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP program. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the program, the Chief Executive Officer and the Board of Directors did not participate in this program. To date, write-offs have been immaterial. As of December 31, 2006, we had an allowance for uncollectible loans of $8.4 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral.

As of December 31, 2006, the carrying value of the loans exceeded the underlying common stock collateral by $14.0 million. The carrying value of the loans would exceed the underlying common stock collateral by $11.6 million if our stock price increased 10%, and by $16.3 million if our stock price decreased 10%.

During the second quarter of fiscal 2006, we implemented certain new terms for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, a requirement to make interest payments after the first quarter of fiscal 2006, a collateral requirement, changes in the interest rates charged on outstanding loan balances, and the requirement to use a portion of the proceeds from the sale of stock options or shares under our employee stock plans to pay down the outstanding balances in certain circumstances.

Our security interest in the collateral is currently reflected in security agreements executed by each participant and account control agreements executed by and between us, the participant and the third party service provider who helps administer the plan. We have received notice that the third party vendor who helped administer the plan terminated its relationship with us. While the security agreement executed by each participant precludes them from taking certain action without our consent, the termination of the account control agreements could adversely impact our ability to collect on the collateral in the event of a default by the participant. We are actively pursuing a new third party service provider to administer the plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	January 1, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$413,536	$221,206
Short-term investments	166,638	109,102

Total cash, cash equivalents and short-term investments	580,174	330,308
Accounts receivable, net	163,196	151,213
Inventories	119,184	73,573
Other current assets	90,074	91,513

Total current assets	952,628	646,607

Property, plant and equipment, net	572,018	464,656
Goodwill	360,350	407,260
Intangible assets, net	35,495	52,236
Other assets	203,034	127,115

Total assets	$2,123,525	$1,697,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,206	$72,125
Accrued compensation and employee benefits	42,402	31,402
Other current liabilities	88,993	75,886
Deferred income	44,917	29,404
Income taxes payable	7,321	2,680

Total current liabilities	275,839	211,497

Convertible subordinated notes	598,996	599,997
Deferred income taxes and other tax liabilities	40,471	56,910
Other long-term liabilities	39,188	34,031

Total liabilities	954,494	902,435

Commitments and contingencies (Note 19)
Minority interest	123,472	38,304
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 145,071 and 142,444 shares issued; 144,844 and 137,036 shares outstanding at December 31, 2006 and January 1, 2006, respectively	1,451	1,424
Additional paid-in-capital	1,469,159	1,268,704
Deferred stock-based compensation	—	(391)
Accumulated other comprehensive income (loss)	(1,293)	764
Accumulated deficit	(421,220)	(455,565)

	1,048,097	814,936
Less: shares of common stock held in treasury, at cost; 227 and 5,408 shares at December 31, 2006 and January 1, 2006, respectively	(2,538)	(57,801)

Total stockholders’ equity	1,045,559	757,135

Total liabilities and stockholders’ equity	$2,123,525	$1,697,874

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands, except per-share amounts)
Revenues	$1,091,553	$886,396	$948,438
Costs and expenses (credits):
Cost of revenues	631,328	528,657	492,058
Research and development	244,104	226,760	261,629
Selling, general and administrative	187,552	156,041	141,799
Restructuring charges (credits)	489	27,426	(164)
Amortization of acquisition-related intangible assets	15,873	27,709	38,898
In-process research and development charges	—	12,300	15,600
Gain on divestitures	(14,730)	—	—

Total costs and expenses	1,064,616	978,893	949,820

Operating income (loss)	26,937	(92,497)	(1,382)
Interest income	31,728	12,393	11,115
Interest expense	(9,339)	(8,268)	(11,354)
Other income (expense), net	3,384	(4,845)	(400)

Income (loss) before income taxes and minority interest	52,710	(93,217)	(2,021)
Benefit from (provision for) income taxes	(6,859)	1,339	26,575
Minority interest, net of tax	(6,369)	(275)	144

Net income (loss)	$39,482	$(92,153)	$24,698

Net income (loss) per share:
Basic	$0.28	$(0.69)	$0.20
Diluted	$0.25	$(0.69)	$0.17
Shares used in per-share calculation:
Basic	140,809	133,188	124,580
Diluted	179,271	133,188	134,130

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balances at December 28, 2003	120,483	$1,391	$1,115,684	$(5,950)	$(282,607)	$1,393	$(260,723)	$569,188
Comprehensive income:
Net income	—	—	—	—	—	—	24,698	24,698
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	(828)	—	(828)
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,689)	—	(2,689)

Total comprehensive income	—	—	—	—	—	—	—	21,181

Issuance of common stock and re-issuance of treasury shares in relation to acquisitions	3,192	31	33,645	—	877	—	(415)	34,138
Issuance of common stock and re-issuance of treasury shares under employee stock plans	4,958	—	2,556	—	101,825	—	(69,872)	34,509
Retirement of shares in relation to acquisition	(140)	(1)	(2,741)	—	—	—	—	(2,742)
Stock-based compensation	—	—	(1,667)	3,961	—	—	—	2,294
Premiums received on extension of equity option contracts	—	—	1,790	—	—	—	—	1,790

Balances at January 2, 2005	128,493	1,421	1,149,267	(1,989)	(179,905)	(2,124)	(306,312)	660,358
Comprehensive loss:
Net loss	—	—	—	—	—	—	(92,153)	(92,153)
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	255	—	255
Net unrealized gain on derivatives, net of tax	—	—	—	—	—	2,633	—	2,633

Total comprehensive loss	—	—	—	—	—	—	—	(89,265)

Issuance of common stock and re-issuance of treasury shares in relation to acquisitions	408	3	3,000	—	1,873	—	(207)	4,669
Issuance of common stock and re-issuance of treasury shares under employee stock plans	8,135	—	2,299	—	120,231	—	(56,893)	65,637
Gain from SunPower initial public offering	—	—	107,724	—	—	—	—	107,724
Issuance of stock options in relation to acquisition	—	—	3,152	(779)	—	—	—	2,373
Stock-based compensation	—	—	3,204	2,377	—	—	—	5,581
Premiums received on extension of equity option contracts	—	—	58	—	—	—	—	58

Balances at January 1, 2006	137,036	1,424	1,268,704	(391)	(57,801)	764	(455,565)	757,135
Comprehensive income:
Net income	—	—	—	—	—	—	39,482	39,482
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	758	—	758
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,815)	—	(2,815)

Total comprehensive income	—	—	—	—	—	—	—	37,425

Issuance of common stock and re-issuance of treasury shares under employee stock plans	7,753	26	30,466	—	55,263	—	(5,137)	80,618
Conversion of convertible subordinated notes	55	1	700	—	—	—	—	701
Stock-based compensation, including amounts capitalized in inventories	—	—	50,331	—	—	—	—	50,331
Reclassification of deferred stock-based compensation	—	—	(391)	391	—	—	—	—
Gain from SunPower follow-on public offering, net of change in interest related to minority shareholders	—	—	118,632	—	—	—	—	118,632
Premiums received on extension of equity option contracts	—	—	717	—	—	—	—	717

Balances at December 31, 2006	144,844	$1,451	$1,469,159	$—	$(2,538)	$(1,293)	$(421,220)	$1,045,559

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$39,482	$(92,153)	$24,698
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	128,476	145,783	173,038
Stock-based compensation, excluding amounts capitalized in inventories	47,452	5,581	2,294
In-process research and development charges	—	12,300	15,600
Gain on divestitures	(14,730)	—	—
Gain on investments in equity securities	(10,027)	—	—
Impairment of investments and write-off of notes receivable	7,129	826	1,123
Loss on sale/retirement of property and equipment, net	2,005	1,686	1,259
Employee stock purchase assistance plan (“SPAP”) interest	(1,153)	(1,892)	(2,013)
Decrease in allowance for uncollectible accounts related to SPAP	—	—	(7,752)
Non-cash restructuring charges (credits)	489	10,482	(407)
Stock received for manufacturing services	—	—	(5,000)
Deferred income taxes and other tax liabilities	(815)	(7,312)	(32,128)
Minority interest	6,369	275	(144)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(11,983)	(43,017)	24,775
Inventories, net	(47,439)	27,534	(23,192)
Other assets	(88,884)	6,919	(4,306)
Accounts payable and other accrued liabilities	50,735	18,862	(14,685)
Deferred income	15,513	(4,021)	5,133
Income taxes payable	4,641	(835)	(584)

Net cash flow generated from operating activities	127,260	81,018	157,709

Cash flow from investing activities:
Purchases of available-for-sale investments	(141,257)	(87,654)	(117,668)
Proceeds from sale of NetLogic Microsystems common stock	58,852	—	—
Proceeds from sales or maturities of other available-for-sale investments	93,864	157,238	104,465
Cash paid for other investments	(11,551)	(4,000)	(884)
Acquisition of property, plant and equipment	(221,160)	(146,460)	(132,280)
Cash used for acquisitions, net of cash acquired	—	(48,060)	(89,931)
Proceeds from divestitures	8,000	—	—
Proceeds from collection of SPAP loan	14,475	1,748	28,437
Proceeds from sales of property and equipment	1,602	534	35
Issuance of note receivable by SunPower	(10,000)	—	—

Net cash flow used for investing activities	(207,175)	(126,654)	(207,826)

Cash flow from financing activities:
Proceeds from borrowings	—	—	4,000
Repayment of borrowings	(6,221)	(11,070)	(7,144)
Retirement and conversion of convertible subordinated notes	(300)	(1)	(68,443)
Issuance of common shares and re-issuance of treasury shares under employee stock plans	80,618	65,637	34,509
Proceeds from SunPower public offerings, net	197,431	145,599	—
Premiums received for extension of equity option contracts	717	58	1,790

Net cash flow generated from (used for) financing activities	272,245	200,223	(35,288)

Net increase (decrease) in cash and cash equivalents	192,330	154,587	(85,405)
Cash and cash equivalents, beginning of year	221,206	66,619	152,024

Cash and cash equivalents, end of year	$413,536	$221,206	$66,619

Supplemental disclosures:
Cash paid during the year for:
Interest	$9,265	$8,227	$12,580
Income taxes	$2,256	$1,716	$2,645
Non-cash items:
Common stock issued for acquisitions	$—	$4,669	$34,138
Capital stock received from divestitures	$64,937	$—	$—
Stock received for manufacturing services	$—	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cypress Semiconductor Corporation (“Cypress” or the “Company”) designs, develops, manufactures and markets high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. The Company’s offerings include programmable system-on-chip products, universal serial bus controllers, general-purpose programmable clocks and memories. The Company also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets. The Company serves numerous markets including consumer, computation, data communications, automotive, industrial and, through its majority-owned subsidiary SunPower Corporation (“SunPower”), solar power.

The Company’s operations outside of the U.S. include its manufacturing facilities, assembly and test plants and regional headquarters in the Philippines, and sales offices and design centers located in various parts of the world.

Financial Statement Preparation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Cypress and all of its subsidiaries, including SunPower. Inter-company transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to current-year presentation.

Fiscal Years

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal 2006 ended on December 31, 2006 and included 52 weeks. Fiscal 2005 ended on January 1, 2006 and included 52 weeks. Fiscal 2004 ended on January 2, 2005 and included 53 weeks.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements primarily include inventory write-downs, reserves for deferred income, reserves for price adjustment on sales to distributors, sales return reserves, valuation of goodwill and intangible assets, restructuring charges, allowances for doubtful accounts, allowance for uncollectible loans under the shareholder-approved 2001 employee stock purchase assistance plan, certain accrued liabilities, income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in available-for-sale securities and foreign currency derivative financial instruments are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a device exceeds demand for that device or when slow-moving parts have not been sold for more than a certain period. Inventory reserves are not relieved until the related inventory has been sold or scrapped.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Revenue Recognition

The Company generates revenue by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEMs”), electronic manufacturing service providers (“EMSs”) and, in the case of SunPower, system integrators. The Company recognizes revenue on sales to OEMs, EMSs and system integrators upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.

Sales to certain distributors are made under agreements which provide the distributors with price protection, other allowances and stock rotation under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenue and costs relating to distributor sales are deferred until products are sold by the distributors to the end customers. Revenue recognition is based upon receiving notification from the distributors that products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as inventory on hand. Reported distributor inventory on hand is reconciled to deferred income balances. At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin as deferred income on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers.

The Company records as a reduction to revenue reserves for sales returns, price protection and allowances, based upon historical experience rates and for any specific known customer amounts. The Company also provides certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenue at the time of sale. These volume discounts have not been significant historically.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenues.

Advertising Costs

Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $6.8 million, $6.3 million and $4.4 million for fiscal 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency for all of its foreign entities. Accordingly, assets and liabilities of these entities are remeasured into the U.S. dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The resulting gains (losses) from foreign currency remeasurement are included in “Other income (expense), net” in the Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, debt investments and trade accounts receivable. The Company’s investment policy requires cash investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. Two customers of SunPower each accounted for approximately 10% of total accounts receivable as of December 31, 2006. A customer of Cypress accounted for approximately 11% of total accounts receivable as of January 1, 2006.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the impact of this pronouncement on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, which provides guidance on the process of quantifying financial statement misstatements. SAB No. 108 states that entities must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior-year misstatements, on the entity’s current-year consolidated financial statements. SAB No. 108 prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current-year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the entity is required to adjust its financial statements, including correcting prior-year financial statements, even though such correction was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for immaterial errors would not require the entity to amend previously filed reports; rather, such corrections may be made the next time the entity files its comparative prior-period statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of fiscal 2006 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” which requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The Company will adopt this pronouncement in the first quarter of fiscal 2007 and expects the impact of the adoption will be a charge of approximately $3.0 million to retained earnings, although there can be no assurance of this.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). This standard is effective for fiscal years beginning after December 15, 2006. The Company will adopt this standard in the first quarter of fiscal 2007 and is currently evaluating the impact of this provision on its consolidated results of operations and financial condition.

NOTE 2.  RELATIONSHIP WITH SUNPOWER

Cypress’ Ownership in SunPower

As of December 31, 2006 and January 1, 2006, Cypress held 52.0 million shares of SunPower class B common stock. The following table summarizes Cypress’s ownership in SunPower:

	As of
	December 31, 2006	January 1, 2006
As a percentage of SunPower’s total outstanding shares of capital stock	75%	85%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis	70%	77%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	96%	98%

Based on the quoted market prices, the fair value of Cypress’s ownership interest in SunPower was approximately $1.9 billion and $1.8 billion as of December 31, 2006 and January 1, 2006, respectively. As the Company’s financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Consolidated Balance Sheets.

In conjunction with SunPower’s acquisition of PowerLight Corporation (“PowerLight”) (see Note 3), Cypress has entered into an agreement with PowerLight in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares until the earlier of (1) June 30, 2007 and (2) 60 days after the date on which the Registration Statement on Form S-3 is filed with the Securities and Exchange Commission in connection with the resale of SunPower class A common stock issued in the PowerLight acquisition.

In addition, in conjunction with the issuance of SunPower’s senior convertible debentures (see Note 22), Cypress has entered into an agreement with SunPower’s underwriters in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares for a period up to 60 days beginning February 2, 2007.

Capital Structure of SunPower:

Currently, SunPower has two classes of authorized common stock: class A common stock and class B common stock. Only Cypress, its successors in interest and its subsidiaries may hold shares of SunPower class B common stock unless Cypress distributes the shares to its stockholders in a tax-free distribution.

Dividend Rights:

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of SunPower class A common stock and class B common stock are entitled to receive dividends out of assets legally available at the times and in the amounts that SunPower’s board of directors may determine from time to time.

Conversion Rights:

Prior to a distribution by Cypress of its shares of SunPower class B common stock to its stockholders in connection with a tax-free distribution, shares of SunPower class B common stock will automatically convert into shares of class A common stock if such shares of class B common stock are transferred to a person other than Cypress, a successor in interest to Cypress or one of Cypress’ subsidiaries. Cypress, its successors in interest and its subsidiaries may also convert shares of SunPower class B common stock held by them into class A common stock at any time. All conversions of SunPower class B common stock to class A common stock will be effected on a one-for-one basis. Shares of SunPower class A common stock are not convertible into shares of class B common stock.

At such time, if at all, as Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of SunPower common stock then outstanding and if Cypress has not effected a tax-free distribution of SunPower class B common stock to its stockholders prior to such time, each outstanding share of SunPower class B common stock will automatically convert into one share of SunPower class A common stock on a one-for-one basis.

Voting Rights:

The holders of class A common stock and class B common stock have similar rights except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to eight votes per share on all matters to be voted on by SunPower’s stockholders. Holders of shares of SunPower’s capital stock are not entitled to cumulate their votes in the election of directors to SunPower’s board of directors. Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast at a meeting by all shares of class A common stock and class B common stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any preferred stock. Except as otherwise provided by law, and subject to any voting rights granted to holders of any outstanding preferred stock, amendments to SunPower’s certificate of incorporation generally must be approved by at least a majority of the combined voting power of all SunPower’s class A common stock and class B common stock, voting together as a single class. However, holders of SunPower class A common stock shall not be eligible to vote on any alteration or change in the powers, preferences, or special rights of the class B common stock that would not adversely affect the rights of the class A common stock.

No Preemptive or Redemption Rights:

SunPower class A common stock and class B common stock are not entitled to preemptive rights and are not subject to redemption or sinking fund provisions.

Right to Receive Liquidation Distributions:

Upon SunPower’s liquidation, dissolution or winding-up, the holders of SunPower class A common stock and class B common stock are entitled to share equally in all of SunPower’s assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.

Preferred Stock:

SunPower’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of SunPower class A common stock and class B common stock. The issuance of preferred stock could, among other things, have the effect of delaying, deferring or preventing a change in control of SunPower and might harm the market price of its common stock and the voting and other rights of the holders of common stock. SunPower has no current plans to issue any shares of preferred stock.

SunPower Follow-On Public Offering

During the second quarter of fiscal 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock at a per-share price of $29.50 and received total proceeds, net of transaction costs, of approximately $197.4 million. Cypress recognized a gain of $126.4 million in connection with this change of interest transaction, which was recorded in “Additional paid-in capital” in the Consolidated Balance Sheet. Cypress did not sell any of its SunPower shares in this transaction.

SunPower Initial Public Offering (“IPO”)

During the fourth quarter of fiscal 2005, SunPower completed the IPO of 8.8 million shares of its class A common stock, resulting in total proceeds of $145.6 million, net of transaction costs. In connection with the IPO, Cypress recorded a gain of approximately $107.7 million and included it in “Additional paid-in-capital” in the Consolidated Balance Sheet.

Upon completion of the IPO, Cypress owned a total of 52.0 million shares of class B common stock resulting from the following transactions:

(In thousands)
Conversion of 29.6 million shares of class A common stock prior to the IPO	29,575
Conversion of 12.9 million shares of series one convertible preferred stock upon the completion of the IPO	6,458
Conversion of 32.0 million shares of series two convertible preferred stock upon the completion of the IPO	16,000

Total shares of class B common stock	52,033

Agreements Between Cypress and SunPower:

In connection with the IPO, Cypress entered into a master separation agreement containing the framework with respect to SunPower’s separation from Cypress. The master separation agreement provides for the execution of various ancillary agreements that further specify the terms of the separation. Both the master separation agreement and the various ancillary agreements became effective upon the completion of the IPO.

Lease Agreement:

SunPower has entered into an agreement with Cypress that relates to SunPower’s manufacturing facility in the Philippines. The lease term runs through July 2021. Under the lease, SunPower would pay Cypress at a rate equal to the cost to Cypress for that facility until the earlier of 10 years or a change in control of SunPower occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of SunPower capital stock. Thereafter, SunPower will pay market rate rent for the facility. SunPower will have the right to purchase the facility from Cypress at any time at Cypress’ original purchase price plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to SunPower, unless such purchase option is exercised after a change of control of SunPower, then the purchase price shall be at a market rate, as reasonably determined by Cypress. The lease agreement also contains certain indemnification and exculpation provisions by SunPower for the benefit of Cypress as lessor.

Wafer Manufacturing Agreement:

SunPower has entered into an agreement with Cypress to continue to make infrared and imaging detector products for SunPower at prices consistent with Cypress’ transfer pricing, which is equal to the forecasted cost to Cypress to manufacture the wafers, for the three years following SunPower’s IPO or until a change in control of SunPower occurs, which includes until such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of SunPower capital stock, after which a new supply agreement may be negotiated or SunPower and Cypress will negotiate a reasonable winding-up procedure. In addition, SunPower may use other Cypress facilities for development work on a cost-per-activity basis.

SunPower will indemnify Cypress for any liabilities that arise only to the extent that they are based on claims of infringement based on SunPower’s design specifications that SunPower submits to Cypress for the manufacture of SunPower’s products. Cypress will indemnify SunPower for liabilities that arise only to the extent that they are based on claims that the manufacturing, assembling, product testing or packaging process that Cypress uses for SunPower’s products infringes or violates upon the intellectual property rights of third parties or Cypress’ unauthorized use of SunPower’s design specifications or proprietary information.

Master Transition Services Agreement:

SunPower has entered into a master transition services agreement which would govern the provisions of services to SunPower by Cypress, such as: financial services; human resources; legal matters; training programs; and information technology.

For a period of three years following SunPower’s IPO or earlier if a change of control of SunPower occurs, Cypress would provide these services and SunPower would pay Cypress for services provided to SunPower, at Cypress’ cost (which, for purposes of the master transition services agreement, will mean an appropriate allocation of Cypress’ full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that Cypress incurs in connection with providing SunPower with those services) or at the rate negotiated with Cypress. Cypress will have the ability to deny requests for services under this agreement if, among other things, the provisions of such services creates a conflict of interest, causes an adverse consequence to Cypress, requires Cypress to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of Cypress. In addition, Cypress will incur no liability in connection with the provision of these services. The master transition services agreement also contains certain indemnification provisions by SunPower for the benefit of Cypress.

Employee Matters Agreement:

SunPower entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress currently sponsors and maintains.

SunPower’s eligible employees generally will be able to participate in Cypress’ benefit plans, as they may change from time to time. SunPower will be responsible for all liabilities incurred with respect to the Cypress plans by SunPower as a participating company in such plans. SunPower intends to have its own benefit plans established by the time its employees no longer are eligible to participate in Cypress’ benefit plans. Once SunPower has established its own benefit plans, SunPower will have the ability to modify or terminate each plan in accordance with the terms of those plans and its policies.

All of SunPower’s eligible employees will be able to continue to participate in Cypress’ health plans, life insurance and other benefit plans as they may change from time to time, until the earliest of (1) a change of control of SunPower occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of SunPower capital stock, (2) such time as SunPower’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that its status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as SunPower and Cypress mutually agree. However, to avoid redundant benefits, SunPower’s employees will generally be precluded from participating in Cypress’ stock option plans and stock purchase plans.

Indemnification and Insurance Matters Agreement:

SunPower will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of SunPower’s facilities, or arising out of operations occurring at any of SunPower’s facilities, including its California facilities, whether prior to or after the separation; existing on, under, about or in the vicinity of the Philippines facility which SunPower occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by SunPower; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of SunPower’s operations or SunPower’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of SunPower at Cypress’ Texas facility.

The indemnification and insurance matters agreement and the master transition services agreement also contains provisions governing SunPower’s insurance coverage, which shall be under the Cypress insurance policies (other than SunPower’s directors and officers insurance, for which SunPower obtains its own separate policy) until the earliest of (1) a change of control of SunPower occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of SunPower capital stock, (2) the date on which Cypress’ insurance carriers do not permit SunPower to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to SunPower’s inclusion or participation in such policy, (4) the date on which SunPower’s coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and SunPower mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on SunPower’s behalf, and SunPower shall reimburse Cypress for expenses related to insurance coverage during this period.

Tax Sharing Agreement:

SunPower has entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (while SunPower is a member of Cypress’ consolidated or combined group pursuant to federal, state, local and foreign tax law). SunPower’s portion of such tax liability or benefit will be determined based upon SunPower’s separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

After the date SunPower ceases to be a member of Cypress’ consolidated, combined or unitary group for federal or state income tax purposes, as and to the extent that SunPower becomes entitled to utilize on SunPower’s separate tax returns portions of those credit or loss carryforwards existing as of such date, SunPower will distribute to Cypress the tax effect, estimated to be 40%, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. SunPower will distribute these amounts to Cypress in cash or in SunPower’s shares, at SunPower’s option. Any payments to Cypress under the tax sharing agreement will be accounted for as an equity transaction with Cypress.

Upon completion of SunPower’s follow-on public offering of common stock in June 2006, SunPower is no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, SunPower will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards generated prior to de-consolidation utilized in its federal tax returns in subsequent periods, as explained in the preceding paragraph.

SunPower will continue to be jointly and severally liable for tax liability as governed under federal, state and local law as a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which SunPower is included in Cypress’ consolidated group, SunPower could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group.

The tax sharing agreement further provides for cooperation with respect to tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party. Disputes arising between Cypress and SunPower relating to matters covered by the tax sharing agreement are subject to resolution through specific dispute resolution provisions contained in the agreement.

Investor Rights Agreement:

SunPower has entered into an investor rights agreement with Cypress providing for specified (1) registration and other rights relating to shares of SunPower common stock, (2) information and inspection rights, (3) coordination of auditing practices and (4) approval rights with respect to certain transactions.

Transactions Prior to IPO

2002 Acquisition:

On May 30, 2002, Cypress acquired 12.1 million shares of SunPower series one convertible preferred stock in exchange for $8.3 million in cash. In addition, Cypress received 0.8 million shares of SunPower series one convertible preferred stock upon conversion of the promissory notes and accrued interest totaling $0.5 million. The acquisition resulted in goodwill of approximately $2.9 million. As a result of this transaction, Cypress became a majority shareholder of SunPower.

2004 Acquisition:

On November 9, 2004, Cypress completed the acquisition of all of the outstanding minority equity interest of SunPower, effectively giving Cypress at that time 100% ownership of all of SunPower’s then outstanding shares of capital stock, but leaving SunPower’s outstanding options and warrants to purchase SunPower common stock outstanding. Except for Cypress, all of SunPower’s preferred holders, including Cypress’ chief executive officer, converted their shares into SunPower common stock. Pursuant to the terms of the acquisition, each outstanding share of SunPower common stock was exchanged for 0.34 share of Cypress common stock. The exchange resulted in the issuance of approximately 2.5 million shares of Cypress common stock valued at $24.7 million. The value was derived using an average closing price of Cypress common stock of $9.71.

As a result of the acquisition, Cypress’ chief executive officer converted his ownership of 1.4 million shares of SunPower series one convertible preferred stock into 0.7 million shares of SunPower common stock, which were then exchanged for approximately 0.2 million shares of Cypress common stock. Cypress continued to hold 12.9 million shares of SunPower series one convertible preferred stock.

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

The fair value attributed to distribution agreement was determined using the income approach method with a discount rate of 25%. The fair value of the distribution agreement was amortized over 2 years on a straight-line basis.

In-Process Research and Development:

No in-process research and development projects existed as of the acquisition date. The A-300 solar cell project was considered purchased technology because the technology had been validated, and the manufacturing process was completed to ramp up volume production in fiscal 2005.

Pro Forma Financial Information:

Pro forma results of operations have not been presented because the historical results of operations of SunPower have been consolidated into Cypress’ financial results for all periods presented.

Other Equity Transactions:

Following the acquisition of the outstanding minority equity interest of SunPower in fiscal 2004, Cypress entered into several additional equity transactions with SunPower as described below:

During the first quarter of fiscal 2005, SunPower issued 32.0 million shares of its series two convertible preferred stock to Cypress in exchange for $16.0 million of cash. In addition, SunPower issued approximately 17.6 million shares of its class A common stock at a price of $3.30 per share, in exchange for $7.1 million in cash and the cancellation of $50.9 million of promissory notes and accrued interest held by Cypress.

During the third quarter of fiscal 2005, SunPower issued 12.0 million shares of its class A common stock at a price of $7.00 per share in exchange for $20.2 million of cash, the cancellation of $39.8 million of debt and payables owed to Cypress, and the cancellation of warrants held by Cypress to purchase approximately 3.8 million shares of class A common stock valued at $24.0 million.

During the third quarter of fiscal 2005, Cypress entered into an exchange agreement whereby Cypress exchanged all of its 29.6 million shares of SunPower class A common stock for 29.6 million shares of SunPower class B common stock.

NOTE 3.  BUSINESS COMBINATIONS

PowerLight

During the fourth quarter of fiscal 2006, SunPower signed a definitive agreement to acquire PowerLight, a privately-held leading provider of large-scale solar power systems. The transaction was subsequently completed in the first quarter of fiscal 2007. See “Note 22. Subsequent Events” for further discussion.

Financial Commitment Between Cypress and SunPower:

In conjunction with the acquisition, Cypress entered into a commitment letter with SunPower during the fourth quarter of fiscal 2006 under which Cypress agreed to lend to SunPower up to $130 million in cash in order to facilitate the financing of the acquisition or working capital requirements. The commitment letter is available to be drawn against for a period not to exceed six months from the closing date. Any borrowings by SunPower will be evidenced by a senior subordinated note (the “SunPower Note”). The SunPower Note is unsecured and will be subordinated to existing and future revolving credit loans, term loans, lines of credit or letters of credit of SunPower. The interest rate will be LIBOR on the issuance date plus 475 basis points, and the SunPower Note will mature on the first anniversary of the issuance date. A mandatory pre-payment of any amounts outstanding under the SunPower Note is due upon the closing of any bank credit, debt or equity financing completed by SunPower. As of December 31, 2006, no borrowings were outstanding. In February 2007, Cypress and SunPower mutually terminated the commitment letter. No borrowings were outstanding at the termination date.

In addition, in conjunction with the acquisition, Cypress has entered into an agreement with PowerLight in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares upon the earlier of (1) June 30, 2007 and (2) 60 days after the date on which the Registration Statement on Form S-3 is filed with the Securities and Exchange Commission.

Cypress MicroSystems (“CMS”)

During the fourth quarter of fiscal 2005, the Company acquired all of the remaining outstanding minority interest of CMS, a majority-owned subsidiary of the Company. CMS develops and markets programmable system-on-chip products for consumer, industrial, office automation, telecom and automotive applications. The historical results of operations of CMS had been included in the Company’s consolidated results of operations for all periods presented. CMS is a part of the Company’s Consumer and Computation Division.

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

In addition, unvested shares and options were exchanged for a right to receive $0.65 in cash per share in the future for a total consideration of $3.1 million, which is being amortized ratably on a straight-line basis over the employment service period (see Note 19).

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

The fair value attributed to order backlog was determined using the cost approach method, which estimated the fair value based on the replacement cost using a discount rate of 16%. The fair value of order backlog was amortized over one year on a straight-line basis.

In-Process Research and Development:

The Company determined that CMS had no projects that qualified as in-process research and development projects as of the acquisition date.

Goodwill:

CMS develops and markets programmable-system-on-chip devices for consumer electronics, handsets, networking equipment, industrial and automotive systems. The acquisition enables the Company to continue to diversify its product offerings, build CMS into a supplier of high-performance and cost-effective configurable mixed-signal arrays and expand CMS’s market share. These factors primarily contributed to a purchase price which resulted in goodwill. In accordance with SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually. Goodwill resulted from the CMS acquisition is not deductible for tax purposes.

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

In addition to the purchase consideration, the terms of the acquisition included contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million was based on employment and the achievement of certain individual performance milestones and $20.8 million was based on the achievement of certain sales milestones and employment (see Note 19).

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

In-Process Research and Development:

The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects included the development of first generation automotive cameras and mobile phone sensors. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development. The Company allocated $12.3 million of the purchase price to the in-process research and development projects and wrote off the amount in the first quarter of fiscal 2005.

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

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
First generation automotive cameras	58%	$ 4.2 million	$ 3.1 million	March 2006
Mobile phone sensors	28%	$ 2.4 million	$ 6.0 million	March 2006

Goodwill:

SMaL offers digital imaging solutions for a variety of business and consumer applications. The acquisition accelerates the Company’s entry into the high-volume complimentary metal oxide semiconductor image sensor business, and SMaL’s product line will complement new mobile phone products introduced by FillFactory NV (“FillFactory”), which the Company acquired in fiscal 2004. These factors primarily contributed to a purchase price which resulted in goodwill. Goodwill resulted from the SMaL acquisition is not deductible for tax purposes.

FillFactory

On August 4, 2004, the Company completed the acquisition of FillFactory, a company based in Belgium specializing in active pixel complimentary metal oxide semiconductor image sensor technology. The fair value of assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of August 4, 2004 and the results of operations of FillFactory were included in the Company’s consolidated results of operations subsequent to August 4, 2004. There were no significant differences between the accounting policies of the Company and FillFactory. FillFactory is part of the Company’s Memory and Imaging Division.

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

The value of in-process research and development was determined using the income approach method with discount rates ranging from 28% to 50%. The following table summarizes certain information of each significant project as of the acquisition date:

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Industrial	54%	$ 3.5 million	$ 3.0 million	May 2005
Digital still cameras and wireless terminal cameras	11%	$ 0.4 million	$ 3.2 million	June 2005
Medical	46%	$ 1.1 million	$ 1.3 million	June 2005
Automotive	50%	$ 0.5 million	$ 0.5 million	January 2006
High-end photography	31%	$ 0.2 million	$ 0.5 million	April 2005

Goodwill:

FillFactory offers a variety of high-performance custom and standard products for some of the industry’s most advanced digital photography, high-speed imaging, machine vision and automotive applications. Through this acquisition, the Company’s goals are to increase its sales into the cellular phone markets and to augment its penetration of additional market segments, including digital still cameras and automotive sensors. These factors primarily contributed to a purchase price which resulted in goodwill. Goodwill resulted from the FillFactory acquisition is not deductible for tax purposes.

Cascade Semiconductor Corporation (“Cascade”)

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

In addition to the purchase consideration, the terms of the acquisition also included contingent consideration of approximately $9.4 million representing contingent payable to employees based on either revenue milestone achievement and employment conditions, or employment conditions alone (see Note 19).

Acquired Identifiable Intangible Assets:

The fair value attributed to purchased technology and non-compete agreements was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the intangible assets using a discount rate of 20%. The fair value of purchased technology and non-compete agreements was amortized over 2 years on a straight-line basis.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company, SMaL and FillFactory as if the acquisitions had occurred as of the beginning of fiscal 2005 and 2004. The pro forma financial information did not include Cascade as they were not material to the Company’s consolidated results of operations. In addition, the historical results of operations of CMS and SunPower have already been consolidated into the Company’s consolidated results of operations.

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

NOTE 4.  DIVESTITURES

During fiscal 2006, the Company completed two divestitures and recognized total gains of $14.7 million related to the divestitures.

Personal Computer Clock (“PC Clock”)

Transaction Summary:

During the fourth quarter of fiscal 2006, the Company completed the sale of its PC Clock product line to Spectra Linear, Inc. (“Spectra”), a privately-held company specializing in timing solutions for computation and consumer markets, pursuant to an Asset Purchase Agreement (“PC Clock Agreement”). The PC Clock product line included the frequency timing generators and buffers for desktop and notebook computers, computer servers and memory modules. In connection with the transaction, the Company agreed to provide certain transition and manufacturing services to Spectra for a limited time following the closing date of the transaction. The PC Clock product line was a business unit in the Consumer and Computation Division.

Pursuant to the PC Clock Agreement, Spectra paid the Company $8.0 million in cash and issued to the Company 7.4 million shares of its series B preferred stock, which are equal to approximately 15% of Spectra’s fully diluted shares as of the closing date of the transaction. Additionally, Spectra will pay the Company licensing fees totaling $5.0 million over a three-year period following the closing date of the transaction.

Gain on Sale of PC Clock:

The Company recorded a gain of $8.7 million in connection with the disposal of the PC Clock product line during fiscal 2006. The following table summarizes the components:

(In thousands)
Cash	$8,000
Value of Spectra preferred stock received	6,406
Net book value of assets sold to Spectra	(2,086)
Allocation of goodwill	(2,840)
Employee costs	(233)
Transaction costs	(515)

Gain on sale of PC Clock product line	$8,732

The value of the Spectra preferred stock was based on the latest round of financing completed by Spectra in the fourth quarter of fiscal 2006.

Assets sold to Spectra included the following:

(In thousands)
Inventories, net	$1,664
Prepaid expense and property and equipment, net	422

Total net book value of assets sold to Spectra	$2,086

The PC Clock product line was a component of a reporting unit that included goodwill which had been acquired by the Company in conjunction with previous business combinations. In accordance with SFAS No. 142, the Company allocated a portion of the goodwill to the carrying amount of the PC Clock product line in determining the gain on sale. The amount was based on the relative fair values of the PC Clock product line that was disposed of and the remaining portion of the reporting unit that was retained by the Company.

Network Search Engines (“NSE”)

Transaction Summary:

During the first quarter of fiscal 2006, the Company completed the sale of a portion of its NSE product line to NetLogic Microsystems, Inc. (“NetLogic”), a semiconductor company that designs, develops and markets high performance knowledge-based processors, pursuant to an Agreement for the Purchase and Sale of Assets (“NSE Agreement”). The assets sold to NetLogic included the Ayama 10000, Ayama 20000, and NSE70000 Network Search Engine product families as well as the Sahasra 50000 Algorithmic Search Engine product family. The Company retained the right to sell and continues to support the custom TCAM1 and TCAM2 products in its NSE product line. In connection with the transaction, the Company agreed to provide certain transition and manufacturing services to NetLogic for a limited time following the closing date of the transaction. As of the end of fiscal 2006, these services have been substantially completed. The NSE product line is a part of the Data Communications Division.

Pursuant to the NSE Agreement, NetLogic issued to the Company approximately 1.7 million shares of its common stock. In addition, if certain revenue milestones associated with the NSE assets sold to NetLogic are achieved in the twelve-month period after the close of the transaction, NetLogic will pay the Company up to an additional $10.0 million in cash and issue to the Company up to an additional 0.3 million shares of common stock.

Gain on Sale of NSE:

The Company recorded a gain of $6.0 million in connection with the disposal of the NSE assets during fiscal 2006. The following table summarizes the components:

(In thousands)
Value of NetLogic common shares received	$58,531
Net book value of assets sold to NetLogic	(4,021)
Allocation of goodwill	(44,070)
Employee costs	(2,799)
Transaction costs	(1,643)

Gain on sale of NSE assets	$5,998

The value of the NetLogic common shares was determined using the closing price of $35.40 on February 15, 2006, the effective date of the completion of the transaction.

Assets sold to NetLogic included the following:

(In thousands)
Inventories, net	$2,716
Prepaid expense and property and equipment, net	268
Intangible assets, net	1,037

Total net book value of assets sold to NetLogic	$4,021

Intangible assets sold to NetLogic included certain purchased technology and trademarks which had been acquired by the Company in conjunction with previous business combinations. The Company also allocated a portion of the goodwill to the carrying amount of the NSE assets in determining the gain on sale. The amount was based on the relative fair values of the NSE assets that were disposed of and the remaining NSE product line that was retained by the Company.

In conjunction with the sale, the Company paid severance and other benefits to 54 employees (35 in research and development and 19 in selling, general and administrative functions) who were either terminated or transferred to NetLogic as a result of this transaction.

Investment in NetLogic:

During the second quarter of fiscal 2006, the Company sold approximately 1.5 million common shares of NetLogic received in the sale of the NSE assets and recognized a gain of $6.2 million.

During the fourth quarter of fiscal 2006, the carrying value of the Company’s remaining ownership interest in NetLogic continued to exceed the fair value. The Company determined that the decline in fair value was other-than-temporary and recorded an impairment charge of $2.3 million.

As of December 31, 2006, the Company held approximately 0.2 million NetLogic common shares with a fair value of $3.6 million.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

In accordance with SFAS No. 142, the Company performed its annual goodwill impairment assessment in the fourth quarters of fiscal 2006, 2005 and 2004 and determined that no impairment existed.

The following table presents the changes in the carrying amount of goodwill under the reportable business segments:

	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Other	Total
	(In thousands)
Balance at January 2, 2005	$128,356	$187,878	$63,167	$2,883	$—	$382,284
Goodwill acquired	4,224	—	20,826	—	—	25,050
Other adjustment	—	—	(74)	—	—	(74)

Balance at January 1, 2006	132,580	187,878	83,919	2,883	—	407,260
Goodwill allocated to divestitures	(2,840)	(44,070)	—	—	—	(46,910)

Balance at December 31, 2006	$129,740	$143,808	$83,919	$2,883	$—	$360,350

During fiscal 2006, the Company completed two divestitures – the PC Clock product line and the NSE assets. In accordance with SFAS No. 142, a portion of the goodwill, totaling $46.9 million, was allocated to the carrying amounts of the PC Clock product line and the NSE assets in determining the gain on divestitures (see Note 4).

During fiscal 2005, the Company recorded additional goodwill of $25.1 million resulting from the acquisitions of SMaL and CMS (see Note 3).

Intangible Assets

The following table presents details of the Company’s total intangible assets:

As of December 31, 2006	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$233,880	$(215,089)	$18,791
Non-compete agreements	19,415	(19,371)	44
Patents, customer contracts, licenses and trademarks	30,534	(17,490)	13,044
Other	6,666	(5,594)	1,072

Total acquisition-related intangible assets	290,495	(257,544)	32,951
Non-acquisition related intangible assets	3,771	(1,227)	2,544

Total intangible assets	$294,266	$(258,771)	$35,495

As of January 1, 2006	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$246,527	$(217,974)	$28,553
Non-compete agreements	19,415	(19,021)	394
Patents, customer contracts, licenses and trademarks	32,784	(13,540)	19,244
Other	6,666	(4,996)	1,670

Total acquisition-related intangible assets	305,392	(255,531)	49,861
Non-acquisition related intangible assets	2,600	(225)	2,375

Total intangible assets	$307,992	$(255,756)	$52,236

During fiscal 2006, in connection with the divestiture of the NSE assets (see Note 4), the Company sold purchased technology (with a net book value of $0.9 million) and trademarks (with a net book value of $0.2 million).

The estimated future amortization expense of intangible assets as of December 31, 2006 was as follows:

(In thousands)
2007	$15,186
2008	10,994
2009	6,096
2010	1,920
2011 and thereafter	1,299

Total amortization expense	$35,495

NOTE 6.  INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company’s available-for-sale securities:

As of December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$224,042	$3	$(63)	$223,982
Money market funds	171,429	—	—	171,429

Total cash equivalents	$395,471	$3	$(63)	$395,411

Short-term investments:
Commercial paper	$45,466	$—	$(13)	$45,453
Federal agency notes	39,837	27	(120)	39,744
Corporate notes/bonds	51,698	37	(137)	51,598
Auction rate securities	24,666	—	—	24,666
Asset-backed securities	1,573	18	—	1,591
Marketable equity securities	3,586	—	—	3,586

Total short-term investments	166,826	82	(270)	166,638

Long-term marketable equity securities	3,744	1,180	(471)	4,453

Total available-for-sale securities	$566,041	$1,265	$(804)	$566,502

As of January 1, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Federal agency notes	$1,599	$—	$—	$1,599
Money market funds	149,685	—	—	149,685
Corporate notes/bonds	48,541	—	—	48,541

Total cash equivalents	$199,825	$—	$—	$199,825

Short-term investments:
Federal agency notes	$39,687	$5	$(261)	$39,431
Corporate notes/bonds	60,801	2	(548)	60,255
Auction rate securities	9,365	—	—	9,365
Certificate of deposit	51	—	—	51

Total short-term investments	109,904	7	(809)	109,102

Long-term marketable equity securities	1,955	—	—	1,955

Total available-for-sale securities	$311,684	$7	$(809)	$310,882

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

The following tables summarize the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

As of December 31, 2006	Less Than Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Commercial paper	$268,338	$(76)	$—	$—	$268,338	$(76)
Federal agency notes	15,700	(52)	8,769	(68)	24,469	(120)
Corporate notes/bonds	22,635	(39)	16,851	(98)	39,486	(137)
Marketable equity securities	1,318	(471)	—	—	1,318	(471)

Total	$307,991	$(638)	$25,620	$(166)	$333,611	$(804)

As of January 1, 2006	Less Than Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Federal agency notes	$24,623	$(123)	$11,060	$(138)	$35,683	$(261)
Corporate notes/bonds	26,131	(190)	30,054	(358)	56,185	(548)

Total	$50,754	$(313)	$41,114	$(496)	$91,868	$(809)

The decline in fair value of the non-equity securities was primarily related to changes in interest rates, which the Company considered to be temporary in nature. The Company has the ability and intent to hold these securities until a recovery of fair value, which is maturity.

In addition, the Company evaluated the near-term prospects of the marketable equity securities in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired.

As of December 31, 2006, contractual maturities of the Company’s short-term, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$109,380	$109,254
Maturing in one to three years	53,860	53,798

Total	$163,240	$163,052

Realized gains (losses) related to non-equity investments were zero, $(0.3) million and zero in fiscal 2006, 2005 and 2004, respectively. Realized gains related to equity investments were $10.0 million in fiscal 2006 and zero in fiscal 2005 and 2004 (see “Investments in Equity Securities” below).

Proceeds from sales and maturities of investments were $152.7 million, $157.2 million and $104.5 million in fiscal 2006, 2005 and 2004, respectively.

Investments in Equity Securities

The following table summarizes the Company’s investments in equity securities recorded in the Consolidated Balance Sheets:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Short-term investments:
Available-for-sale equity securities	$3,586	$—
Long-term investments:
Available-for-sale equity securities	$4,453	$1,955
Other equity securities	14,968	9,749

Total long-term investments	$19,421	$11,704

Total equity investments	$23,007	$11,704

Available-For-Sale Equity Securities:

The Company has equity investments in certain public companies. The investments in common stock are classified as available-for-sale securities and are carried at fair value with the resulting unrealized gains or losses recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. As of December 31, 2006 and January 1, 2006, the total fair value of the investments was $8.0 million and $2.0 million, respectively.

Other Equity Securities:

The Company’s investments include warrants to purchase shares of a public company’s common stock. These warrants are classified as derivative instruments and are carried at fair value with the resulting gains or losses recognized in “Other income (expense), net” in the Consolidated Statements of Operations. As of December 31, 2006 and January 1, 2006, the fair value of the warrants was $2.1 million and $1.3 million, respectively.

Beginning in fiscal 2006, the Company’s investment portfolio also includes warrants that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of December 31, 2006, the carrying value of these warrants was $2.4 million.

The Company holds investments, consisting of non-marketable equity securities, in certain privately-held companies, many of which can be considered in the startup or development stages. As the Company’s investments in these privately-held companies do not permit the Company to exert significant influence or control, these amounts are carried at cost, less any impairment charges for declines in value that are considered other-than-temporary. As of December 31, 2006 and January 1, 2006, the carrying value of these investments was $10.5 million and $8.4 million, respectively.

Sale of Investments:

During fiscal 2006, the Company sold approximately 1.5 million shares of NetLogic common stock received from the sale of the NSE assets (see Note 4) and recognized a gain of $6.2 million. In addition, during fiscal 2006, the Company completed the sale of its equity investment in another public company and recognized a gain of $0.9 million.

During fiscal 2006, one of the privately-held companies in which the Company held an equity investment was acquired by a public company, resulting in the Company receiving shares in the public company. As a result of the transaction, the Company recognized a gain of $2.9 million.

Investment Impairment:

The Company reviews its investments periodically and recognizes an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company’s impairment assessment on investments in privately-held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by the Company or others. If an investee obtains additional funding at a valuation lower than the carrying amount, the Company presumes that the investment is impaired, unless specific facts and circumstances indicate otherwise. The Company recorded impairment charges of $5.3 million, $0.8 million and $1.1 million during fiscal 2006, 2005 and 2004, respectively, as the decline in values of certain investments in both public and privately-held companies was deemed other-than-temporary.

NOTE 7.  STOCK-BASED COMPENSATION

Adoption of SFAS No. 123(R)

Effective January 2, 2006, the Company (including both Cypress and SunPower) adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the requisite employee service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all awards granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for awards granted after January 2, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the stock-based compensation costs by line item in the Consolidated Statement of Operations and the impact on net income per share:

	Year Ended December 31, 2006
	Cypress	SunPower	Consolidated
	(In thousands, except per-share amounts)
Cost of revenues	$8,094	$846	$8,940
Research and development	16,719	1,197	17,916
Selling, general and administrative	17,775	2,821	20,596

Total stock-based compensation expense before income taxes	42,588	4,864	47,452
Tax effect on stock-based compensation expense	—	—	—

Total stock-based compensation expense after income taxes	$42,588	$4,864	$47,452

Effect on net income per share:
Basic			$0.33
Diluted			$0.26

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2006, stock-based compensation capitalized in inventories totaled $2.9 million.

The following table summarizes the stock-based compensation costs by type of awards:

	Year Ended December 31, 2006
	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$36,697	$4,187	$40,884
Employee stock purchase plan (“ESPP”)	4,955	—	4,955
Restricted stock	936	677	1,613

Total stock-based compensation expense	$42,588	$4,864	$47,452

Consolidated net cash proceeds from the issuance of common shares under the Company’s employee stock plans were $80.6 million for the year ended December 31, 2006 and $65.6 million for the year ended January 1, 2006. No income tax benefit was realized from stock option exercises for the years ended December 31, 2006 and January 1, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation costs by type of awards:

	As of December 31, 2006			Weighted-Average Amortization Period (in years)
	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$55,352	$4,118	$59,470	1.81
ESPP	2,923	—	2,923	0.52
Restricted stock	13,014	5,727	18,741	2.86

Total unrecognized stock-based compensation balance	$71,289	$9,845	$81,134

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed companies to apply the accounting rules under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year Ended
	January 1, 2006	January 2, 2005
	(In thousands, except per-share amounts)
Net income (loss) - as reported	$(92,153)	$24,698
Add: Total stock-based compensation expense reported in net income (loss), net of related tax effects	5,581	2,294
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	(55,056)	(74,633)

Net loss - pro forma	$(141,628)	$(47,641)

Net income (loss) per share:
Basic - as reported	$(0.69)	$0.20
Diluted – as reported	$(0.69)	$0.17
Basic – pro forma	$(1.06)	$(0.38)
Diluted - pro forma	$(1.06)	$(0.38)

Valuation Assumptions

The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Cypress:

Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Stock Option Plans:
Expected life	3.0–8.1 years	2.0-7.0 years	2.0-8.0 years
Volatility	37.8%-47.0%	47.3%-84.5%	57.3%-83.4%
Risk-free interest rate	4.3%-5.0%	3.6%-4.4%	1.6%-4.7%
Dividend yield	0.0%	0.0%	0.0%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	37.8%-53.4%	46.8%-105.0%	51.3%-58.4%
Risk-free interest rate	2.3%-5.2%	0.7%-3.5%	1.0%-2.26%
Dividend yield	0.0%	0.0%	0.0%

Expected life: Expected life was based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. In addition, employees who display similar historical exercise behavior are grouped separately into two classes (executive officers and other employees) in determining the expected life.

Volatility: Prior to January 2, 2006, Cypress’ expected volatility was based on the historical volatility. As a result of adopting SFAS No. 123(R), Cypress determined that implied volatility of publicly-traded call options in its common stock and quotes from option traders is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility.

Therefore, Cypress revised the volatility factor to be based on a blend of historical volatility of its common stock and implied volatility.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Dividend yield: Cypress has not issued any dividends and has no present plans to do so.

SunPower:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Stock Option Plans:
Expected life	6.5 years	4.0 years	4.0 years
Volatility	92.0%	92.0%	81.0%
Risk-free interest rate	5.0%	3.7%	3.6%
Dividend yield	0.0%	0.0%	0.0%

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

Volatility: As SunPower’s common stock did not trade publicly until November 2005, it has a limited history of its stock price returns. Therefore, SunPower does not believe that its historical volatility would be representative of the expected volatility for its equity awards. Prior to the fourth quarter of fiscal 2005, volatility was based on Cypress’ historical volatility rates. Beginning in the fourth quarter of fiscal 2005, SunPower has chosen to use the historical volatility rates for a public U.S.-based direct competitor to calculate the volatility for its granted options.

Risk-free interest rate: The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Dividend yield: SunPower has not issued any dividends and has no present plans to do so.

Equity Incentive Program Related to Cypress’ Common Stock

Cypress has the following two stock option plans:

1999 Stock Option Plan (“1999 Plan”):

In fiscal 1999, Cypress adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors, generally over 60 months ratably, and expire over terms not exceeding ten years from the date of grant. As of December 31, 2006, approximately 4.2 million shares were available for grant under the 1999 Plan. The 1999 Plan will expire in March 2009.

1994 Amended Stock Option Plan (“1994 Amended Plan”):

In fiscal 1994, the Company adopted, and in fiscal 2004 amended, the 1994 Amended Plan, which is a shareholder-approved plan. Under the terms of the 1994 Amended Plan, options and restricted stock may be granted to qualified employees, consultants, officers and directors of the Company or its subsidiaries. Options become exercisable over a vesting period as determined by the Board of Directors, generally over 60 months ratably, and expire over terms not exceeding ten years. Restricted stock generally vests over terms not exceeding five years from the date of grant. As of December 31, 2006, approximately 15.8 million shares of options and approximately 1.0 million shares of restricted stock were available for grant under the 1994 Amended Plan. The 1994 Amended Plan will expire in April 2014.

The following table summarizes Cypress’ stock option activities:

	Year Ended
	December 31, 2006		January 1, 2006		January 2, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	39,615	$14.68	43,095	$14.22	43,786	$13.98
Options granted	3,939	$16.33	8,686	$14.23	4,013	$15.61
Options exercised	(6,562)	$9.74	(5,245)	$7.74	(1,994)	$9.06
Options forfeited or expired	(4,840)	$17.19	(6,921)	$16.06	(2,710)	$16.32

Options outstanding, end of year	32,152	$15.50	39,615	$14.68	43,095	$14.22

Options exercisable, end of year	19,678	$16.00	23,642	$15.33	25,330	$14.64

The weighted-average grant-date fair value was $7.38 per share for options granted for the twelve months ended December 31, 2006, $8.27 per share for the twelve months ended January 1, 2006, and $9.04 per share for the twelve months ended January 2, 2005.

The total intrinsic value of options exercised was $45.7 million for the twelve months ended December 31, 2006, $31.0 million for the twelve months ended January 1, 2006, and $14.5 million for the twelve months ended January 2, 2005.

Total fair value of options vested was $35.6 million for the twelve months ended December 31, 2006, $55.6 million for the twelve months ended January 1, 2006, and $60.8 million for the twelve months ended January 2, 2005.

Information regarding stock options outstanding as of December 31, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.84 — $7.37	3,913	5.80	$6.45	$40,811	2,706	5.77	$6.38	$28,388
$7.38 — $10.50	3,465	4.35	$9.09	26,953	2,629	3.42	$8.91	20,922
$10.75 — $13.93	3,243	6.79	$12.49	14,213	1,600	5.36	$12.06	7,699
$14.08 — $14.55	4,046	8.33	$14.50	9,617	1,039	8.22	$14.50	2,463
$14.58 — $16.73	3,716	8.17	$15.91	3,584	1,136	5.85	$16.10	873
$16.84 — $17.11	3,491	5.29	$16.85	29	3,068	4.81	$16.84	100
$17.15 — $19.60	3,314	6.94	$19.11	—	1,485	6.40	$19.31	—
$19.74 — $22.00	3,219	4.95	$21.19	—	2,426	4.02	$21.34	—
$22.05 — $24.96	3,266	4.33	$23.52	—	3,116	4.40	$23.55	—
$25.04 — $54.19	479	3.85	$33.88	—	473	3.87	$33.93	—

	32,152	6.13	$15.50	$95,207	19,678	4.91	$16.00	$60,445

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress’ closing stock price of $16.87 at December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 12.2 million shares as of December 31, 2006.

As of December 31, 2006, stock options vested and expected to vest totaled approximately 30.7 million shares, with weighted-average remaining contractual life of 6.05 years and weighted-average exercise price of $15.53 per share. The aggregate intrinsic value was approximately $91.9 million.

The following table summarizes Cypress’ non-vested restricted stock activities:

	As of December 31, 2006
	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	—	$—
Granted	1,036	$16.22
Forfeited	(29)	$15.90

Non-vested, end of year	1,007	$16.23

ESPP:

The ESPP allows eligible employees of Cypress to purchase shares of Cypress’ common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. During fiscal 2006, 2005 and 2004, Cypress issued 1.2 million, 2.9 million and 3.0 million shares with weighted-average prices of $11.08, $7.52 and $5.10 per share and grant-date fair value of $5.27, $5.64 and $5.30 per share, respectively. As of December 31, 2006, approximately 1.1 million shares were available for future issuance under the ESPP.

On May 1, 2006, Cypress’ stockholders approved an amendment to the ESPP that: (i) reduced the number of shares available for future issuance from 4.3 million to 2.3 million, (ii) extended the term of the plan by seven years, and (iii) changed the percentage for the annual increase in the shares available for future issuance to 0.75% of the number of outstanding common stock on the last day of the preceding fiscal year.

Equity Compensation Plan Information:

The following table summarizes information with respect to the Cypress common stock that may be issued under the existing equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	28,842	(1)	$ 15.46	17,830	(2)
Equity compensation plans not approved by shareholders	4,098		$ 16.13	4,247	(3)

Total	32,940	(4)	$ 15.55	22,077

(1)	Includes 1.0 million shares of restricted stock granted.
(2)	Includes 16.8 million shares available for future issuance under Cypress’ 1994 Amended Plan, generally used for grants to all employees including officers and directors. In addition, the amount includes 1.1 million shares available under Cypress’ ESPP.
(3)	Includes shares available under Cypress’ 1999 Plan used for grants to employees other than officers and directors.
(4)	Total number does not include 0.2 million outstanding options, with a weighted-average exercise price of $8.79 per share, originally granted under plans assumed by Cypress in connection with various acquisitions. Cypress does not intend to grant any additional options under these plans.

Equity Incentive Program Related to SunPower’s Common Stock

Stock Option Plans:

SunPower has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Incentive Stock Plan (“1996 Plan”), and the 2005 Incentive Stock Plan (“2005 Plan”). Under the terms of the plans, SunPower may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by SunPower’s board of directors in August 2005, and was approved by stockholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units, and other equity rights. In May 2006, SunPower’s stockholders approved an increase of the number of shares available for future issuance by 0.3 million shares under the 2005 Plan. As of December 31, 2006, approximately 0.1 million shares were available for grant under the 2005 Plan.

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

The following table summarizes SunPower’s stock option activities:

	Year Ended
	December 31, 2006		January 1, 2006		January 2, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	6,572	$3.41	4,285	$2.30	1,745	$0.50
Options granted	44	$39.05	2,581	$4.98	2,849	$3.22
Options exercised	(1,529)	$2.54	(217)	$0.82	(280)	$0.54
Options forfeited or expired	(107)	$4.14	(77)	$1.91	(29)	$1.16

Options outstanding, end of year	4,980	$3.97	6,572	$3.41	4,285	$2.30

Options exercisable, end of year	1,839	$3.16	1,781	$2.30	662	$0.96

The weighted-average grant-date fair value was $31.02 per share for options granted for the twelve months ended December 31, 2006, $2.96 per share for the twelve months ended January 1, 2006, and $2.04 per share for the twelve months ended January 2, 2005.

The total intrinsic value of options exercised was $47.7 million for the twelve months ended December 31, 2006, $1.5 million for the twelve months ended January 1, 2006, and $0.7 million for the twelve months ended January 2, 2005.

Total fair value of options vested was $3.8 million for the twelve months ended December 31, 2006, $4.7 million for the twelve months ended January 1, 2006, and $1.5 million for the twelve months ended January 2, 2005.

Information regarding SunPower’s outstanding stock options as of December 31, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.30 — $0.66	767	6.25	$0.51	$28,124	430	6.08	$0.51	$15,760
$2.00 — $3.30	3,529	7.87	$3.29	119,560	1,266	7.86	$3.29	42,885
$4.30 — $9.50	477	8.56	$7.08	14,342	106	8.55	$7.21	3,193
$10.80 — $17.00	115	8.86	$11.42	2,971	25	8.86	$11.92	622
$29.02 — $39.74	92	9.11	$32.82	391	12	9.04	$30.83	81

	4,980	7.73	$3.97	$165,388	1,839	7.51	$3.16	$62,541

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower’s closing stock price of $37.17 at December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.8 million shares as of December 31, 2006.

As of December 31, 2006, stock options vested and expected to vest totaled approximately 4.7 million shares, with weighted-average remaining contractual life of 7.73 years and weighted-average exercise price of $3.97 per share. The aggregate intrinsic value was approximately $155.9 million.

The following table summarizes SunPower’s non-vested restricted stock activities:

	As of December 31, 2006
	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	15	$30.04
Granted	230	$35.43
Forfeited	(16)	$30.92

Non-vested, end of year	229	$35.40

Equity Compensation Plan Information:

The following table summarizes information with respect to the SunPower common stock that may be issued under the existing equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	4,949		$ 3.99	147
Equity compensation plans not approved by shareholders	31	(1)	$ 2.04	—

Total	4,980		$ 3.97	147

(1)	Represents stock options issued to three consultants and one employee on June 17, 2004 for their service in marketing and business development projects. Such options have exercise prices ranging from $0.66 to $2.50 and they vest from immediate vesting to five-year vesting.

Stock Unit Plan:

In September 2005, SunPower adopted its 2005 Stock Unit Plan in which all of SunPower’s employees except its executive officers and directors are eligible to participate, although SunPower currently intends to limit participation to those of its non-US employees who are not senior managers. Under the 2005 Stock Unit Plan, SunPower’s board of directors awards participants the right to receive cash payments from SunPower in an amount equal to the appreciation in SunPower’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. As of December 31, 2006, SunPower has granted approximately 118,000 units to 1,260 employees in the Philippines at an average unit price of $25.21. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the twelve months ended December 31, 2006, total compensation expense was $0.6 million associated with the 2005 Stock Unit Plan.

Equity Incentive Programs Related to Other Subsidiaries’ Common Stock

Silicon Light Machines (“SLM”):

SLM, a subsidiary of Cypress, has a stock option plan. SLM made available for grant 11.0 million shares under the terms of its plan. The plan allows SLM to grant options to qualified employees and consultants. Options generally become exercisable over a five-year period and expire over terms not exceeding ten years from the date of grant. As of December 31, 2006, outstanding options totaled approximately 9.8 million shares and 1.2 million shares were available for grant under the SLM stock option plan. For the twelve months ended December 31, 2006, stock-based compensation expense was immaterial to the Company’s consolidated results of operations.

Silicon Magnetic Systems (“SMS”):

SMS ceased operations during fiscal 2005. No new options may be granted under its stock option plan. As of December 31, 2006, outstanding options totaled approximately 2.7 million shares, which were held by former SMS employees who had transferred to other functions within the Company. For the twelve months ended December 31, 2006, stock-based compensation expense was immaterial to the Company’s consolidated results of operations.

NOTE 8.  BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Accounts receivable, gross	$168,483	$154,865
Allowances for doubtful accounts receivable and customer returns	(5,287)	(3,652)

Total accounts receivable, net	$163,196	$151,213

Inventories

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Raw materials	$16,683	$10,868
Work-in-process	67,972	43,702
Finished goods	34,529	19,003

Total inventories	$119,184	$73,573

As of December 31, 2006, total inventories included approximately $2.9 million of capitalized stock-based compensation costs recorded under SFAS No. 123(R) (see Note 7).

Other Current Assets

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Stock purchase assistance plan receivable (see Note 13)	$29,009	$45,783
Deferred tax assets	5,236	19,471
SunPower prepayments to suppliers (see Note 19)	15,394	278
SunPower note receivable to third party	10,000	—
Prepaid expenses	15,017	11,382
Other current assets	15,418	14,599

Total other current assets	$90,074	$91,513

Property, Plant and Equipment, Net

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Land	$21,771	$16,967
Equipment	1,328,522	1,215,920
Buildings and leasehold improvements	256,757	225,745
Furniture and fixtures	10,734	11,224

Total property, plant and equipment, gross	1,617,784	1,469,856
Less: accumulated depreciation and amortization	(1,045,766)	(1,005,200)

Total property, plant and equipment, net	$572,018	$464,656

Other Assets

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Restricted cash related to synthetic lease (see Note 19)	$63,255	$63,480
Key employee deferred compensation plan (see Note 17)	22,284	23,201
SunPower prepayments to suppliers (see Note 19)	62,242	—
Investments in equity securities (see Note 6)	19,421	11,704
SunPower investment in joint venture (see Note 20)	4,994	—
Other assets	30,838	28,730

Total other assets	$203,034	$127,115

Other Current Liabilities

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Collateralized debt instruments (see Note 10)	$—	$4,839
SunPower customer advances (see Note 10)	12,304	8,962
Key employee deferred compensation plan (see Note 17)	25,754	27,766
Sales representative commissions	3,898	4,495
Accrued royalties	7,409	2,301
Other current liabilities	39,628	27,523

Total other current liabilities	$88,993	$75,886

Deferred Income Taxes and Other Tax Liabilities

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Deferred income taxes	$6,397	$22,850
Non-current tax liabilities	34,074	34,060

Total deferred income taxes and other tax liabilities	$40,471	$56,910

Other Long-Term Liabilities

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Collateralized debt instruments (see Note 10)	$—	$1,250
SunPower customer advances (see Note 10)	27,687	28,438
Synthetic lease liabilities (see Note 19)	6,346	4,042
Other long-term liabilities	5,155	301

Total other long-term liabilities	$39,188	$34,031

NOTE 9.  RESTRUCTURING

Overview

The Company initiated one restructuring plan in the first quarter of fiscal 2005 (“Fiscal 2005 Restructuring Plan”), one in the fourth quarter of fiscal 2002 (“Fiscal 2002 Restructuring Plan”) and one in the third quarter of fiscal 2001 (“Fiscal 2001 Restructuring Plan”). During fiscal 2006 and 2005, the Company completed all obligations related to the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan, respectively. As of December 31, 2006, the Fiscal 2005 Restructuring Plan has been substantially completed with remaining reserves consisting of outstanding lease payments for restructured facilities.

The following table summarizes the restructuring charges (credits) recorded in the Consolidated Statements of Operations:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Restructuring charges (credits):
Fiscal 2005 Restructuring Plan	$510	$27,519	$—
Fiscal 2002 Restructuring Plan and Fiscal 2001 Restructuring Plan	(21)	(93)	(164)

Total restructuring charges (credits)	$489	$27,426	$(164)

Fiscal 2005 Restructuring Plan

During the first quarter of fiscal 2005, management implemented the Fiscal 2005 Restructuring Plan aimed to reorganize its internal structure and reduce operating costs as the Company continued to experience softness in demand in the semiconductor industry. The Fiscal 2005 Restructuring Plan primarily included the following initiatives:

•	an internal organizational change which consolidated four product divisions into three and reorganized the sales and marketing function to support the product divisions;
•	exiting certain building leases as a result of the internal reorganization;
•	a reduction in workforce as a result of both the internal reorganization and the Company’s plan to reduce the number of layers of management within the organization;
•	removal and disposal of excess equipment from operations as a result of the internal reorganization; and
•	removal and disposal of equipment related to SMS, a subsidiary of Cypress, as a result of management’s decision to cease operations of SMS.

During fiscal 2005, the Company recorded total restructuring charges of $27.5 million under the Fiscal 2005 Restructuring Plan, consisting of: (1) $17.3 million associated with personnel costs, lease obligations and other items, and (2) $10.2 million associated with property and equipment and related disposal costs. During fiscal

2006, the Company recorded additional restructuring charges of $0.5 million primarily related to property and equipment.

Personnel Costs, Lease Obligations and Other:

Restructuring reserve activities related to personnel costs, lease obligations and other items are summarized as follows:

	Personnel	Lease	Other	Total
	(In thousands)
Initial provision	$15,498	$1,156	$680	$17,334
Non-cash charges	(8,078)	(27)	—	(8,105)
Cash payments	(7,399)	(355)	(680)	(8,434)

Balance at January 1, 2006	21	774	—	795
Benefit	(21)	—	—	(21)
Cash payments	—	(377)	—	(377)

Balance at December 31, 2006	$—	$397	$—	$397

Personnel Costs:

During fiscal 2005, the Company incurred an aggregate restructuring charge of $15.5 million, consisting of severance and benefits of $8.8 million associated with the reduction of the global workforce and stock-based compensation charges of $6.7 million associated with the modification of stock option agreements for certain terminated employees.

The Company identified and terminated a total of 260 employees under the Fiscal 2005 Restructuring Plan, consisting of 78 employees in manufacturing, 126 employees in research and development, and 56 employees in selling, general and administrative functions. Geographically, the reduction in workforce included 215 employees located in the United States, 22 employees in the Philippines, and 23 in other countries. As of December 31, 2006, the Company has completed all obligations relating to severance and benefits.

Lease Obligations:

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

Property and Equipment:

During fiscal 2005, the Company recorded an aggregate restructuring charge of $10.2 million in connection with the Fiscal 2005 Restructuring Plan, which consisted of:

1.	$6.2 million related to the write-down of excess property and equipment and $0.2 million of net disposal costs as a result of the internal reorganization; and
2.	$3.6 million related to the write-down of excess property and equipment and $0.2 million of net disposal costs due to the termination of the SMS operations.

The Company recorded charges of $6.2 million related to the write-down of property and equipment that were removed from operations. These assets consisted primarily of manufacturing and test equipment located in the Company’s manufacturing facility in Minnesota, manufacturing and test equipment and prototype tools previously used in operations by SLM, a subsidiary of Cypress, and equipment related to a design center in Europe that has been closed. As management had committed to plans to dispose of the assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. The assets were originally purchased based on internal forecast of growth in demand that subsequently did not materialize. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired. The Company used a contra account to record the adjustment to reflect the assets held for sale at their new cost basis. The contra account was included in “Property, plant and equipment, net” in the Consolidated Balance Sheets, thereby adjusting the assets held for sale to fair value, and not as a liability within the restructuring reserves.

During fiscal 2006, the Company recorded an additional restructuring charge of $0.5 million as the proceeds received from the sale of the restructured assets were lower than the original estimated values. The Company completed the disposal of all restructured assets in fiscal 2006.

SMS:

In conjunction with the Fiscal 2005 Restructuring Plan, management approved a plan to cease operations of SMS, a subsidiary specializing in magnetic random access memories, in the first quarter of fiscal 2005. SMS generated no revenues historically and as of the end of fiscal 2004, total assets, which primarily consisted of property and equipment, were less than 1% of the Company’s consolidated total assets.

As a result of management’s decision to cease operations, the Company had committed to a plan to dispose of the assets by sale and recorded charges of $3.6 million related to the write-down of the assets. These assets consisted primarily of manufacturing and test equipment. The Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value. Prior to the Company’s restructuring announcement, the Company did not determine the assets were impaired. The Company completed the disposal of the restructured assets in fiscal 2006.

Fiscal 2002 Restructuring Plan and Fiscal 2001 Restructuring Plan

As of the beginning of fiscal 2004, both the Fiscal 2002 Restructuring Plan and the Fiscal 2001 Restructuring Plan have been substantially completed, with restructuring reserves remaining for certain outstanding personnel and lease obligations.

The following table summarizes the Fiscal 2002 Restructuring Plan’s restructuring reserve activities related to personnel costs and lease obligations since the beginning of fiscal 2004:

	Personnel	Lease	Total
	(In thousands)
Balance at December 28, 2003	$554	$1,128	$1,682
Provision (benefit)	(203)	297	94
Cash payments	(351)	(335)	(686)

Balance at January 2, 2005	—	1,090	1,090
Provision	—	174	174
Cash payments	—	(387)	(387)

Balance at January 1, 2006	—	877	877
Benefit	—	(21)	(21)
Cash payments	—	(856)	(856)

Balance at December 31, 2006	$—	$—	$—

Personnel Costs:

During fiscal 2004, the Company recorded a benefit of $0.2 million to the restructuring reserve as the actual payments were lower than the original estimates. As of fiscal 2004, the Company has fulfilled its obligations related to severance and benefits.

Lease Obligations:

During fiscal 2004 and 2005, the Company recorded additional provisions of $0.3 million and $0.2 million, respectively, primarily due to changes in sublease income estimates resulting in an increase to the restructuring reserve. As of fiscal 2006, the Company has fulfilled its lease obligations and released the unused reserve.

The following table summarizes the restructuring reserve activities related to the Fiscal 2001 Restructuring Plan since the beginning of fiscal 2004:

(In thousands)	Lease
Balance at December 28, 2003	$2,746
Cash payments	(1,332)

Balance at January 2, 2005	1,414
Benefit	(267)
Cash payments	(1,147)

Balance at January 1, 2006	$—

Lease Obligations:

During fiscal 2005, the Company completed the lease obligations and recorded a benefit of $0.3 million, as the actual lease obligations were lower than the original estimates.

NOTE 10.  DEBT AND OTHER LONG-TERM LIABILITIES

Convertible Subordinated Notes

During the second quarter of fiscal 2003, the Company issued $600.0 million in principal amount of the 1.25% convertible subordinated notes (“1.25% Notes”) with interest payable on June 15 and December 15, beginning December 15, 2003. The 1.25% Notes were due in June 2008. Each note, which may be converted at anytime by the holders prior to maturity, is convertible into 55.172 shares of the Company’s common stock, subject to certain adjustments, plus a cash payment of $300. The Company, at its option, may satisfy the $300 cash payment by issuing common stock if the stock price exceeds $11.65. The 1.25% Notes were callable by the Company at anytime. As of December 31, 2006 and January 1, 2006, the outstanding balance of the 1.25% Notes was $599.0 million and $600.0 million, respectively.

During the first quarter of fiscal 2007, the Company called for redemption of all of the 1.25% Notes. See “Note 22. Subsequent Events” for further discussion.

Line of Credit

In September 2003, the Company entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2006, this line of credit was extended to December 2007 and the total available amount was decreased to $30 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (8.3% as of December 31, 2006) or LIBOR plus 1.25% (6.9% as of December 31, 2006). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to tangible net worth. As of December 31, 2006, the Company was in compliance with all of the financial covenants. The Company’s obligations under the line of credit are guaranteed and collateralized by the common stock of certain of the Company’s business entities other than SunPower. The Company intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

During the fourth quarter of fiscal 2006, the Company obtained an irrevocable standby letter of credit in the amount of $6.4 million to secure payments under a lease guarantee (see Note 19). The standby letter of credit will expire in January 2008.

In December 2005, SunPower entered into a $25.0 million, three-year revolving credit facility with affiliates of two major financial institutions. The line of credit is collateralized by substantially all of SunPower’s assets, including the stock of its foreign subsidiaries. Borrowings under the line of credit are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the line of credit, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the line of credit, satisfaction of a coverage test which is based on the ratio of SunPower’s cash flow to capital expenditures. The line of credit contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The line of credit bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.3% on the first $10.0 million of borrowings and 8.3% on any borrowings over $10.0 million at December 31, 2006. The interest rate on U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at December 31, 2006. To date, there have been no borrowings by SunPower under the line of credit.

Other Long-Term Liabilities

Collateralized Debt Instruments:

The Company’s collateralized debt instruments consisted of long-term loan agreements with two lenders with an original aggregate principal amount equal to $24.7 million. These agreements were collateralized by specific equipment located at the Company’s U.S. manufacturing facilities. Principal amounts were repaid in monthly installments inclusive of accrued interest, over a three to four-year period. The applicable interest rates were variable based on changes to LIBOR rates. As of January 1, 2006, the aggregate principal outstanding was $6.1 million. During fiscal 2006, the loans were paid off in full.

SunPower Customer Advances:

The following table summarizes SunPower’s customer advances recorded in the Consolidated Balance Sheets:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Customer advances – current portion	$12,304	$8,962
Customer advances – long-term	27,687	28,438

Total customer advances	$39,991	$37,400

From time to time, SunPower enters into agreements under which its customers make advances for future purchases of solar products. In general, SunPower pays no interest on the advances and applies the advances as shipments of product occur.

In April 2005, SunPower entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund expansion of SunPower’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, SunPower is obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. SunPower’s settlement of principal on the advances is recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through December 31, 2010. As of December 31, 2006 and January 1, 2006, remaining outstanding advances totaled $33.1 million and $35.5 million, respectively. SunPower has utilized all funds as advanced by this customer towards expansion of SunPower’s manufacturing capacity.

SunPower has also entered into agreements with other customers who have made advance payments for solar products. These advances are applied as shipments of product occur. As of December 31, 2006 and January 1, 2006, remaining outstanding advances under these agreements totaled $6.9 million and $1.9 million, respectively.

Fair Value of Debt Instruments

The carrying amounts and estimated fair values of the Company’s debt instruments were as follows:

	As of
	December 31, 2006		January 1, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
1.25% Notes	$598,996	$729,338	$599,997	$681,285
Collateralized debt instruments	—	—	6,089	6,089

Total	$598,996	$729,338	$606,086	$687,374

The Company’s liabilities for all periods were recorded at the carrying value, not the estimated fair value, in the Consolidated Balance Sheets. The fair value of the 1.25% Notes was estimated based on the quoted market prices as of the end of the fiscal years.

NOTE 11.  FOREIGN CURRENCY DERIVATIVES

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

As of December 31, 2006, the Company’s hedge instruments consisted primarily of foreign exchange forward contracts. The Company estimates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

Cash Flow Hedges

Hedges of forecasted foreign currency denominated revenues using foreign exchange forward contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in “Stockholders’ equity” in the Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized gains (loss) recorded in accumulated other comprehensive income (loss), net of tax, was $(1.6) million and $1.2 million as of December 31, 2006 and January 1, 2006, respectively. As of December 31, 2006 and

January 1, 2006, the Company had outstanding forward contracts primarily relating to SunPower with an aggregate notional value of $105.6 million and $31.2 million, respectively. All outstanding contracts will mature by October 2007.

Fair Value Hedges

On occasion, the Company commits to purchase equipment in foreign currency, predominantly the Euro. When these purchases are hedged using foreign exchange forward contracts that qualify as firm commitments, they are designated as fair value hedges. Changes in fair value of the derivative contracts are recognized in the Consolidated Statements of Operations. Under the fair value hedge treatment, the changes in the firm commitment on a spot-to-spot basis are recorded in “Property, plant and equipment, net” in the Consolidated Balance Sheets and in “Other income (expense), net” in the Consolidated Statements of Operations. As of January 1, 2006, the Company had outstanding forward contracts with an aggregate notional value of $3.1 million. The Company did not have any outstanding contracts as of December 31, 2006.

In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances. As of December 31, 2006 and January 1, 2006, the Company had outstanding forward contracts primarily relating to SunPower with an aggregate notional value of $33.3 million and $26.6 million, respectively, to offset the risks associated with foreign currency denominated assets and liabilities. All outstanding contracts matured in January 2007.

NOTE 12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) were as follows:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Accumulated net unrealized gains (losses) on available-for-sale investments, net of tax	$277	$(481)
Accumulated net unrealized gains (losses) on derivatives, net of tax	(1,570)	1,245

Total accumulated other comprehensive income (loss)	$(1,293)	$764

The Company’s comprehensive income (loss) is comprised of net income (loss) and changes in unrealized gains (losses) on available-for-sale investments and derivatives, net of tax. Comprehensive income (loss) is presented in the Consolidated Statements of Stockholders’ Equity.

NOTE 13.  STOCK PURCHASE ASSISTANCE PLAN (“SPAP”)

On May 3, 2001, the Company’s stockholders approved the adoption of the SPAP program. The SPAP program will terminate on the earlier of May 3, 2011, or such time as determined by the Company’s Board of Directors. The SPAP program allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP program. The loans were granted to certain executive officers prior to adoption of the Sarbanes-Oxley Act of 2002, which prohibits most loans to executive officers of public corporations. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was collateralized by a pledge of the shares of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the shares of the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The

SPAP program was terminated in the first quarter of fiscal 2002 and no new loans have been granted to employees subsequent to the first quarter of fiscal 2002.

As of December 31, 2006, interest rates associated with the outstanding loans ranged from 5.0% to 8.3% per annum. As loans are at interest rates below the estimated market rate, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each loan outstanding. Compensation expense related to these loans was $1.8 million, $2.0 million and $1.9 million for fiscal 2006, 2005 and 2004, respectively.

The following table summarizes the components of the outstanding loan balance:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Principal:
Active employees	$19,638	$29,946
Terminated employees	11,567	15,748

Total principal	$31,205	$45,694

Accrued interest:
Active employees	$3,905	$5,512
Terminated employees	2,244	3,046

Total accrued interest	$6,149	$8,558

Total outstanding balance—principal and accrued interest, gross	$37,354	$54,252
Less: allowance for uncollectible loans	(8,345)	(8,469)

Total outstanding balance, net	$29,009	$45,783

The outstanding loan balance, net of allowance for uncollectible loans, is classified as a current asset in the Consolidated Balance Sheets.

Changes in the allowance for uncollectible loans are recognized in “Selling, general and administrative” in the Consolidated Statements of Operations. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. During fiscal 2006, the Company recorded total write-offs of $0.1 million related to uncollectible loans. No write-offs were recorded in fiscal 2005.

During the second quarter of fiscal 2006, the Company implemented certain new terms for the SPAP program in an effort to minimize risks and collect the outstanding accrued interest and principal balances. These changes to the SPAP program include, but are not limited to, a requirement to make interest payments, a collateral requirement, changes in the interest rates charged on outstanding loan balances, and the requirement to use a portion of the proceeds from the sale of stock options or shares under the Company’s employee stock plans to pay down the outstanding balances in certain circumstances.

The Company’s security interest in the collateral is currently reflected in security agreements executed by each participant and account control agreements executed by and between the Company, the participant and the third party service provider who helps administer the plan. The Company has received notice that the third party vendor who helped administer the plan terminated its relationship with the Company. While the security agreement executed by each participant precludes them from taking certain action without the Company’s consent, the termination of the account control agreements could adversely impact the Company’s ability to collect on the collateral in the event of a default by the participant. The Company is actively pursuing a new third party service provider to administer the plan.

NOTE 14.  OTHER INCOME (EXPENSE), NET

The following table summarizes the components of other income (expenses), net, recorded in the Consolidated Statements of Operations:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Amortization of bond issuance costs	$(3,721)	$(3,721)	$(4,071)
Equity in net income of partnership investment	—	—	1,424
Gain on investments in equity securities (see Note 6)	10,027	—	—
Investment impairment charges (see Note 6)	(5,325)	(826)	(1,123)
Changes in fair value of warrants held	781	(305)	—
Foreign exchange gain (loss), net	(634)	(974)	1,122
Changes in fair value of investments under the deferred compensation plan (see Note 17)	2,128	1,099	1,218
Other income (expense)	128	(118)	1,030

Total other income (expense), net	$3,384	$(4,845)	$(400)

NOTE 15.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income per common share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Diluted net loss per common share is computed using the weighted-average common shares outstanding for the period and excludes all potentially dilutive securities because the Company is in a net loss position and their inclusion would have been anti-dilutive. Dilutive securities primarily include stock options, restricted stock and the convertible subordinated notes.

The following table sets forth the computation of basic and diluted net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands, except per-share amounts)
Net income (loss) per share – basic:
Net income (loss)	$39,482	$(92,153)	$24,698

Weighted-average common shares	140,809	133,188	124,580

Net income (loss) per share – basic	$0.28	$(0.69)	$0.20

Net income (loss) per share – diluted:
Net income (loss)	$39,482	$(92,153)	$24,698
Adjustments:
SunPower	(1,230)	—	—
Interest expense and related costs associated with the 1.25% Notes	7,847	—	—
Other	(1,083)	—	(2,056)

Net income (loss) for diluted computation	$45,016	$(92,153)	$22,642

Weighted-average common shares	140,809	133,188	124,580
Effect of dilutive securities:
Stock options and unvested restricted stock	5,238	—	9,330
Shares issuable upon assumed conversion of the 1.25% Notes	33,048	—	—
Other	176	—	220

Weighted-average common shares for diluted computation	179,271	133,188	134,130

Net income (loss) per share – diluted	$0.25	$(0.69)	$0.17

SunPower Adjustment:

In accordance with SFAS No. 128, net income used in the diluted computation for fiscal 2006 has been adjusted to account for the impact of the Company’s equity ownership in SunPower on a diluted basis.

1.25% Notes Adjustment:

For fiscal 2006, net income used in the diluted computation has been adjusted for the dilutive impact of the assumed conversion of the 1.25% Notes. No adjustments were made for fiscal 2005 and 2004 as the impact of the 1.25% Notes was anti-dilutive.

Other Adjustment:

The Company maintains a key employee deferred compensation plan (see Note 17). For fiscal 2006 and 2004, the weighted-average common shares for diluted computation included the effect of the shares that would be issuable upon settlement of the deferred compensation plan, and net income for diluted computation was adjusted for the compensation credit recorded under the deferred compensation plan related to such shares. For fiscal 2005, no adjustments related to the deferred compensation plan were included as their inclusion was anti-dilutive.

Anti-Dilutive Securities:

The following securities were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Stock options	23,016	39,615	21,132
Shares issuable upon assumed conversion of the 1.25% Notes	—	33,103	34,134

NOTE 16.  STOCKHOLDERS’ EQUITY

Equity Option Contracts

As of December 31, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. These options were included in “Stockholders’ equity” in the Consolidated Balance Sheets. The contracts require physical settlement. Upon expiration of the options, if the Company’s stock price is above the threshold price of $21 per share, the Company will receive a settlement value totaling $30.3 million in cash. If the Company’s stock price is below the threshold price of $21 per share, the Company will receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended. During fiscal 2006 and 2005, the Company received total premiums of approximately $0.7 million and $0.1 million, respectively, upon extensions of the contracts. The amounts were recorded in “Additional paid-in capital” in the Consolidated Balance Sheets.

The equity option contracts expired in February 2007. See “Note 22. Subsequent Events” for further discussion.

Stock Repurchase Program

During the fourth quarter of fiscal 2002, the Company’s Board of Directors authorized a discretionary repurchase program to acquire shares of the Company’s common stock in the open market. The total amount that could be repurchased under the program was limited to $15 million. As of December 31, 2006, the Company has not repurchased any shares under the program.

During the first quarter of fiscal 2007, the Company’s Board of Directors authorized a new stock repurchase program of up to $300 million. See “Note 22. Subsequent Events” for further discussion.

NOTE 17.  EMPLOYEE BENEFIT PLANS

Key Employee Bonus Plan:

The key employee bonus plan provides for incentive payments to certain key employees. Payments under the plan are determined based upon certain performance measures, including the Company’s earnings per share as well as achievement of strategic, operational and financial goals established for each key employee. The Company recorded total charges of $10.4 million related to the plan in fiscal 2006, a credit of $(0.5) million in fiscal 2005 and charges of $4.2 million in fiscal 2004.

Performance Profit Sharing Plan:

During fiscal 2006, the Company adopted a performance profit sharing plan, which provides incentive payments to all worldwide Cypress employees. Payments under the plan are determined based upon the Company’s earnings per share and the employees’ percentage of success in achieving certain performance goals. During fiscal 2006, the Company recorded total charges of $6.5 million related to the plan.

New Product Bonus Plan:

Under the new product bonus plan, qualified employees received bonus payments based on achieving certain levels of new product revenues, meeting design deadlines and attaining certain levels of profitability by the Company. The plan was terminated in fiscal 2005. The Company recorded total charges of $46,000 and $3.4 million in fiscal 2005 and 2004, respectively, under this plan.

Deferred Compensation Plan:

In fiscal 1995, the Company adopted a deferred compensation plan, which provides certain key employees, including executive management, with the option to defer the receipt of compensation in order to accumulate funds for retirement. Amounts deferred by the key employees are invested primarily in mutual funds and individual company stocks. The Company does not make contributions to the deferred compensation plan other than the amounts withheld from the employees and the Company does not guarantee returns on the investments. Participant deferrals and investment gains and losses remain an asset of the Company and are subject to claims of general creditors. As of December 31, 2006 and January 1, 2006, deferred compensation plan assets totaled $22.3 million and $23.2 million, respectively, and liabilities totaled $25.8 million and $27.8 million, respectively.

The Company accounts for the deferred compensation plan in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF No. 97-14, the liabilities are marked to market with the offset being recorded as an operating expense or credit. The assets (excluding the amounts invested in the Company’s common stock) are marked to market with the offset being recorded in “Other income (expense), net.” No entries are recorded for the amounts invested in the Company’s common stock because the amounts are accounted for as treasury stock.

All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$2,128	$1,099	$1,218
Changes in fair value of liabilities recorded in:
Cost of revenues	(871)	(614)	(563)
Research and development	(1,003)	(707)	(648)
Selling, general and administrative	(765)	(540)	(495)

Total expense, net	$(511)	$(762)	$(488)

During fiscal 2003, the Company took two actions to minimize the impact on the operating results as a result of changes to the market value of the Company’s common stock held in the deferred compensation plan. First, a restriction on the purchase of additional shares of the Company’s common stock by plan participants was implemented. Second, the Company entered into an arrangement with a major financial institution, wherein the Company purchased a forward contract to hedge the impact of market changes of the Company’s common stock currently held by the plan. The forward contract is carried at fair value with any changes in the fair value recorded as an operating expense or credit in the Consolidated Statements of Operations. During fiscal 2006, 2005 and 2004, the Company recorded a credit (expense) of $0.6 million, $0.6 million and $(2.1) million, respectively, related to the forward contract.

Pension Plans:

The Company sponsors two defined benefit pension plans, covering certain employees in the Philippines and Belgium. The Company does not have a pension plan for its U.S.-based employees. The following table summarizes the funded status of the plans:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Projected benefit obligations	$3,637	$3,142
Plan assets at fair value	(2,235)	(2,032)

Unfunded obligations	$1,402	$1,110

401(k) Plan:

The Company sponsors a U.S.-based 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement. The Company does not make contributions to the 401(k) plan.

NOTE 18.  INCOME TAXES

The geographic distribution of income (loss) before income taxes and minority interest and the components of benefit from (provision for) income taxes are summarized below:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Geographic distribution of income (loss) before income taxes and minority interest:
U.S. loss	$(101)	$(109,056)	$(15,535)
Foreign income	52,811	15,839	13,514

Income (loss) before income taxes and minority interest	$52,710	$(93,217)	$(2,021)

Benefit from (provision for) income taxes:
Current tax benefit (expense):
Federal	$(986)	$—	$28,432
State	(500)	928	(200)
Foreign	(7,184)	(1,349)	(2,424)

Total current tax benefit (expense)	$(8,670)	$(421)	$25,808

Deferred tax benefit:
Foreign	$1,811	$1,760	$767

Benefit from (provision for) income taxes	$(6,859)	$1,339	$26,575

Benefit from (provision for) income taxes differs from the amounts obtained by applying the statutory U.S. federal income tax rate to income (loss) before taxes and minority interest as shown below:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$(18,449)	$32,626	$707
Foreign income at other than U.S. rates	12,976	5,745	1,989
State income taxes, net of federal benefit	(325)	(34)	(130)
Alternative minimum tax	(988)	—	—
Non-deductible acquisition costs and charges	—	(4,482)	(3,293)
Future benefits not recognized	—	(33,293)	(2,372)
Release of previously accrued income taxes	—	980	29,922
Other, net	(73)	(203)	(248)

Benefit from (provision for) income taxes	$(6,859)	$1,339	$26,575

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

During fiscal 2005 and fiscal 2004, the statute of limitations expired for several tax jurisdictions. The expiration of the statute of limitations led to management’s assessment that previously accrued income taxes were no longer necessary. Accordingly, during fiscal 2005 and fiscal 2004, the Company recorded benefits of $1.0 million and $29.9 million, respectively, for the release of previously accrued income taxes.

The components of deferred tax assets and liabilities were as follows:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$199,349	$188,454
Reserves and accruals	78,456	78,160
Deferred income	5,080	953

Total deferred tax assets	282,885	267,567
Less: valuation allowance	(216,717)	(197,511)

Deferred tax assets, net	$66,168	$70,056

Deferred tax liabilities:
Excess of tax over book depreciation	$(56,258)	$(57,333)
Intangible assets arising from acquisitions	(11,071)	(17,015)

Total deferred tax liabilities	$(67,329)	$(74,348)

Net deferred tax liabilities	$(1,161)	$(4,292)

At December 31, 2006, deferred tax assets of $216.7 million were fully reserved due to uncertainty of realization in accordance with SFAS No. 109, “Accounting for Income Taxes.” In compliance with SFAS No. 109, current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction.

At December 31, 2006, the Company had approximately $189.3 million of certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

At December 31, 2006, the Company had U.S. federal net operating loss carryovers of approximately $316.7 million, which, if not utilized, will expire from 2016 through 2025. The Company had state net operating loss carryovers of approximately $32.0 million which, if not utilized, will expire from 2010 through 2025. A portion of these net operating loss carryovers relates to recent acquisitions and are subject to certain limitations under the U.S. Internal Revenue Code. Tax benefits related to pre-acquisition losses of acquired entities aggregating $113.9 million will be utilized first to reduce any associated intangible assets and goodwill. In addition, the Company had U.S. federal tax credit carryforwards of approximately $50.9 million, which, if not utilized, will expire from 2021 through 2026, and state tax credit carryforwards of approximately $36.5 million, which currently do not have any expiration date.

U.S. income taxes and foreign withholding taxes have not been provided on a cumulative total of $355.2 million of undistributed earnings for certain non-U.S. subsidiaries. During fiscal 2005, the Company studied the impact of the one-time favorable foreign dividend provision enacted as part of the American Jobs Creation Act of 2004, and determined that repatriation of its undistributed foreign earnings was not advantageous to the Company.

The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. The Company is subject to tax holidays in the Philippines and India where it manufactures and designs certain of its products. These tax holidays are scheduled to expire at varying times within the next one and four years. Overall, the Company expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.

The tax returns of the Company and its subsidiaries could be subject to examination by various tax authorities in countries in which the Company operates. During fiscal 2006, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s federal income tax returns for fiscal 2004 and 2003. At December 31, 2006, no material adjustments have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no significant adjustments upon the completion of their review.

During fiscal 2006, non-U.S. tax authorities commenced tax audits of the Company’s subsidiaries in the Philippines and India. Management believes that the ultimate outcome of these non-U.S. examinations will not have a material impact on the Company’s financial position or results of operations.

NOTE 19.  COMMITMENTS AND CONTINGENCIES

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

Lease Guarantee:

During the fourth quarter of fiscal 2005, the Company entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), pursuant to which the Company has transferred certain of its proprietary process technologies to Grace’s Shanghai, China facility. Pursuant to a foundry agreement dated December 1, 2006, the Company purchases wafers from an affiliate of Grace that are produced using these process technologies.

On December 20, 2006, the Company entered into a guarantee (“Guarantee”) with CIT Technologies Corporation (“Lessor”) for the benefit of Grace. Grace has leased from the Lessor certain semiconductor manufacturing equipment pursuant to a master lease agreement between the Lessor and Grace. Under the Guarantee, the Company has agreed to an unconditional guarantee to the Lessor of the rental payments due under the master lease by Grace. The term of the lease runs for 36 months commencing January 1, 2007. The guaranteed obligations of Grace, payable quarterly in advance, equal approximately $0.7 million for each calendar quarter during the term, for an aggregate amount equal to approximately $8.2 million over the term. If Grace fails to pay any of the quarterly payments, the Company will be obligated to pay within 10 days of written demand from the Lessor such amounts. If the Company fails to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts.

In addition, under the Guarantee, the Company obtained an irrevocable letter of credit in an initial amount of approximately $6.4 million to secure the payments under the Guarantee after demand has been made by the Lessor on the Company. The amount available under the letter of credit will decline according to a schedule mutually agreed upon by the Company and the Lessor during the term consistent with the quarterly reductions in the outstanding amounts under the master lease. Under the Guarantee, if a default by the Company occurs, the Lessor will be entitled to draw on the letter of credit.

In connection with the Guarantee and effective upon the payment for, or receipt of, the leased equipment by the Lessee, the Company was issued warrants to purchase approximately 2.1 million ordinary shares of Grace at an exercise price of $0.74 per share during the fourth quarter of fiscal 2006.

The Guarantee is the first in a series that the Company intends to enter into from time to time in support of the Grace’s operations described above. The Company currently expects that the maximum amount of all such guaranteed equipment lease obligations in support of Grace will not exceed approximately $60 million. However, the Company is under no obligation to guarantee any future rent payments on such equipment leases for the benefit of Grace and will do so only in its sole discretion.

During the first quarter of fiscal 2007, the Company entered into a second guarantee with the Lessor. See “Note 22. Subsequent Events” for further discussion.

Indemnification Obligations:

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

In connection with the Company’s divestitures in fiscal 2006 (see Note 4), the Company has agreed to indemnify the buyers with respect to certain matters.

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

The following table presents the Company’s warranty reserve activities:

	Year Ended
	December 31, 2006	January 1, 2006
	(In thousands)
Beginning balance	$2,869	$2,717
Settlements made	(6,646)	(7,131)
Provisions made	9,801	7,283

Ending balance	$6,024	$2,869

SunPower represented approximately 57% and 20% of the warranty reserve balance as of December 31, 2006 and January 1, 2006, respectively. During fiscal 2006, SunPower increased its estimated warranty provision rate. This change in estimate was based on results of recent testing that simulates adverse environmental conditions and potential failure rates SunPower’s solar panels could experience during their 25-year warranty period.

Operating Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2014. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values. As of December 31, 2006, the Company also had a land lease expiring in fiscal 2073. The lease does not transfer ownership of the land to the Company at the end of the lease term, and the lease does not contain a bargain purchase option. In accordance with SFAS No. 13, “Accounting for Leases,” the Company classified the land lease as an operating lease.

As of December 31, 2006, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
2007	$9,568
2008	6,569
2009	4,896
2010	3,423
2011	1,570
2012 and thereafter	1,949

Total	$27,975

Rental expenses totaled approximately $12.5 million, $12.1 million and $11.7 million in fiscal 2006, 2005 and 2004, respectively. In addition, some of these leases require the Company to pay taxes, insurance, maintenance and other expenses with respect to the properties.

Acquisition-Related Contingent Compensation

The following table summarizes the acquisition-related contingent compensation charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Cost of revenues	$45	$38	$30
Research and development	3,596	3,515	6,569
Selling, general and administrative	1,092	809	166

Total	$4,733	$4,362	$6,765

Descriptions of the acquisition-related contingent compensation charges and the status of payments are as follows:

CMS:

During fiscal 2005, the Company completed the acquisition of CMS’s minority interest. In connection with the acquisition, all vested stock options and immature shares of CMS’s capital stock were exchanged for $0.65 per share in cash settlement, resulting in a compensation charge of $1.0 million in fiscal 2005.

In addition, unvested options and shares were exchanged for a right to receive $0.65 in cash per share in the future for a total contingent consideration of $3.1 million. The value of the consideration is being amortized ratably on a straight-line basis over the employment service period. To date, the Company recorded total charges of $1.5 million, of which $1.4 million was recorded in fiscal 2006 and $0.1 million was recorded in fiscal 2005.

SMaL:

During fiscal 2005, the Company completed the acquisition of SMaL. The terms of the acquisition included contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million was based on employment and the achievement of certain individual performance milestones and $20.8 million was based on the achievement of certain sales milestones and employment. As of December 31, 2006, all of the $20.8 million contingent compensation based on the achievement of sales milestones and employment has been forfeited as the sales targets have not been met. In addition, contingent compensation of $0.4 million based on employment and the achievement of certain individual performance milestones has been forfeited.

To date, the Company recorded total charges of $1.3 million related to the contingent compensation based on employment and the achievement of individual performance milestones. Of this amount, $0.7 million was recorded in fiscal 2006 and $0.6 million was recorded in fiscal 2005. As of December 31, 2006, the Company has fulfilled its obligations related to SMaL’s contingent compensation and no additional charges will be recorded in future periods.

Cascade:

During fiscal 2004, the Company completed the acquisition of Cascade. The terms of the acquisition included contingent consideration of approximately $9.4 million payable to employees in cash or common stock based on either revenue milestone achievement and employment conditions, or employment conditions alone.

To date, the Company recorded total charges of $9.4 million related to the contingent consideration, of which $2.6 million was recorded in fiscal 2006, $2.0 million was recorded in fiscal 2005 and $4.8 million was recorded in fiscal 2004. As of December 31, 2006, the Company has fulfilled its obligations related to Cascade’s contingent compensation and no additional charges will be recorded in future periods.

Sahasra Networks (“Sahasra”):

During fiscal 2002, the Company completed the acquisition of Sahasra. The terms of the acquisition included provisions for the contingent issuance to employees of up to 259,000 shares of the Company’s common stock based on the achievement of certain product development milestones. The Company recorded total charges of $3.4 million related to the contingent consideration, of which $0.7 million was recorded in fiscal 2005, $0.2 million was recorded in fiscal 2004, and $2.5 million was recorded prior to fiscal 2004. As of the end of fiscal 2005, the Company has fulfilled its obligations related to Sahasra’s contingent compensation.

Synthetic Lease

On June 27, 2003, the Company entered into an operating lease agreement, commonly known as a synthetic lease, for manufacturing and office facilities located in Minnesota and California. A synthetic lease obligation of $62.7 million with restricted cash collateral was established during the second quarter of fiscal 2003. The synthetic lease requires the Company to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. In addition, the Company may extend the lease if the lessor allows. If the Company had exercised its right to purchase all the properties subject to the synthetic lease at December 31, 2006, the Company would have been required to make a payment totaling $62.7 million (the “Termination Value”). If the Company exercises its option to sell the properties to a third party, the proceeds from such a sale could be less than the properties’ Termination Value, and the Company would be required to pay the difference up to the guaranteed residual value of $54.5 million (the “Guaranteed Residual Value”).

The Company determined that the fair value associated with the Guaranteed Residual Value embedded in the synthetic lease was $2.0 million. The amount was recorded in “Other assets” and “Other long-term liabilities” in the Consolidated Balance Sheets and is being amortized over the term of the lease. As of December 31, 2006, the unamortized balance was $0.6 million.

The Company is required to evaluate periodically the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is estimable and probable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company will ratably accrue the loss over the remaining lease term. The Company has performed an analysis and determined a loss contingency accrual is required. As of December 31, 2006, the loss contingency accrual was $5.7 million, representing the total amounts recognized through the end of fiscal 2006. The fair value analysis on the properties was performed by management with the assistance of independent appraisal firms.

The Company is required to maintain restricted cash or investments to serve as collateral for this lease. As of December 31, 2006, the balance of restricted cash and accrued interest was $63.3 million and was classified in “Other assets” in the Consolidated Balance Sheets.

In addition, the Company is required to comply with certain financial covenants associated with the synthetic lease. As of December 31, 2006, the Company was in compliance with such financial covenants.

During the first quarter of fiscal 2007, the Company made the decision to exercise its option to purchase the properties under the synthetic lease. See “Note 22. Subsequent Events” for further discussion.

Litigation and Asserted Claims

In January 1998, an attorney representing the estate of Mr. Jerome Lemelson contacted the Company and charged that the Company infringed certain patents owned by Mr. Lemelson and/or a partnership controlled by Mr. Lemelson’s estate. On February 26, 1999, the Lemelson Partnership sued the Company and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. On January 23, 2004, the Nevada Court held, in favor of the plaintiffs in that case, that all asserted claims of the 14 patents are unenforceable, invalid, and not infringed. On March 1, 2006, the Arizona Court ordered that all claims and counterclaims related to these 14 patents were dismissed with prejudice. In October 2006, the Lemelson Partnership amended its Arizona complaint to add allegations that two more patents were infringed. The “claim construction” (i.e., patent claim interpretation) phase of this litigation was completed in 2006. As of December 31, 2006, there were four patents still at issue in this litigation, and the parties were preparing to file their respective expert reports. Subsequent to December 31, 2006, the Lemelson case was settled. See “Note 22. Subsequent Events” for further discussion.

In August 2006, Quantum Research Group served the Company with a complaint filed in the United States District Court, District of Baltimore, Maryland. The complaint alleges patent infringement, defamation, false light and unfair competition related to the Company’s programmable-system-on-chip microcontroller products. The Company is seeking indemnification from a third party against this litigation. The Company has reviewed and investigated the allegations and believes that it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

In October 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the static random access memory industry. The Company has made, and will continue to make, available employees, documents and all other relevant information to the DOJ’s Antitrust Division to support the investigation. The Company currently believes that the ultimate outcome of this investigation will not have a material adverse effect on its financial position or results of operations.

In connection with the DOJ investigation discussed above, in October 2006, the Company, along with a majority of the other manufacturers of memory products, was sued in purported consumer class actions (56 as of December 31, 2006) in various United States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. The lawsuits seek restitution, injunction, and damages in an unspecified amount. The Company believes that it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. The Company currently believes that the ultimate outcome of all pending legal proceedings and investigations, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation and investigations, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Purchase Commitments

Polysilicon:

SunPower has entered into agreements with various polysilicon, ingot and wafer vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors and manufacturers for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event that SunPower terminates the arrangements. As of December 31, 2006, total future purchase obligations related to such agreements were $717.6 million, of which $250.3 million was related to a joint venture commitment (see Note 20).

Under certain of these agreements, SunPower is required to make prepayments to the suppliers over the terms of the arrangements. From time to time, SunPower also may make advance payments in connection with purchases of certain services and manufacturing equipment from a variety of vendors and suppliers. As of December 31, 2006, SunPower’s advances to these suppliers totaled $77.6 million. As of December 31, 2006, SunPower’s future prepayment obligations related to these agreements totaled approximately $88.8 million.

Other:

The Company’s other outstanding purchase obligations represent principally its non-cancelable purchase orders primarily related to services, manufacturing equipment, building improvements and supplies. Purchase obligations are defined as enforceable agreements that are legally binding on the Company and that specify all significant terms, including quantity, price and timing. As of December 31, 2006 and January 1, 2006, non-cancelable purchase obligations totaled $133.3 million and $91.0 million.

NOTE 20.  OTHER MATERIAL TRANSACTIONS

Power Supply

During the third quarter of fiscal 2006, Cypress Manufacturing Ltd. (“CML”), a wholly-owned subsidiary of Cypress located in the Philippines that provides manufacturing services for Cypress, entered into a Memorandum of Agreement (“Power Agreement”) with GNPower Ltd. Co. (“GNPower”). The Power Agreement provides the general terms and conditions pursuant to which GNPower will build, own and operate an electric power generation facility that will supply CML (along with other third parties) with specified annual minimum quantities of electric power. Under the terms of the Power Agreement, CML may request additional power supply as necessary, which will be supplied by GNPower at pre-determined rates. The purpose of this transaction is to secure electric power supply for CML’s manufacturing operations in anticipation of the expected future power supply shortages and price increases in the Philippines.

In the aggregate, CML expects to purchase a minimum of approximately $30 million to $34 million in electric power over 15 years from the date of the facility’s first operation, which is estimated to be in the beginning of 2010. CML was not required to make any upfront payments upon execution of the Power Agreement.

Joint Venture

In the third quarter of fiscal 2006, SunPower entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy Co., Ltd (“Woongjin Energy”), a joint venture to manufacture mono-crystalline silicon ingots. Under the joint venture, SunPower and Woongjin will fund the joint venture through capital investments. In addition, Woongjin Energy will obtain a $33.0 million loan to be guaranteed by Woongjin. SunPower will supply polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and procure the manufactured silicon ingots from the joint venture. Woongjin Energy is expected to begin manufacturing in the second half of fiscal 2007, and SunPower expects to purchase approximately $250.3 million of silicon ingots from Woongjin Energy through a five-year agreement.

SunPower has invested $5.0 million in the joint venture comprised of a 19.9% equity investment valued at $1.7 million and a $3.3 million convertible note that is convertible at SunPower’s option into 20.1% equity ownership in the joint venture. The $5.0 million was classified as “Other assets” in the Consolidated Balance Sheet. Neither party has contractual obligations to provide any additional funding to the joint venture. As of December 31, 2006, the joint venture was in the development stage and had no operations.

NOTE 21.  SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

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

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on timing solutions, universal serial bus and programmable system-on-chip products

Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division	a product division focusing on static random access memories and image sensor products

SunPower	a majority-owned subsidiary of Cypress specializing in solar power products

Other	includes SLM, a majority-owned subsidiary of Cypress specializing in optical components, Silicon Valley Technology Center (“SVTC”), a division of Cypress, certain foundry-related services performed by the Company on behalf of others, and certain corporate expenses

The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Consumer and Computation Division	$334,237	$303,587	$275,601
Data Communications Division	131,930	156,490	214,049
Memory and Imaging Division	342,276	311,235	394,688
SunPower	236,510	78,736	10,885
Other	46,600	36,348	53,215

Total revenues	$1,091,553	$886,396	$948,438

Income (Loss) Before Income Taxes and Minority Interest:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Consumer and Computation Division	$18,615	$29,095	$27,535
Data Communications Division	27,200	10,043	35,243
Memory and Imaging Division	27,297	(41,369)	18,917
SunPower	38,015	(9,656)	(27,557)
Other	(8,465)	(4,551)	3,387
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(20,607)	(45,147)	(61,261)
Restructuring credits (charges) (1)	(489)	(20,703)	164
Stock-based compensation	(47,452)	(5,581)	(2,294)
Gain on divestitures	14,730	—	—
Gain on investments in equity securities	10,027	—	—
Investment impairment charges	(5,325)	(826)	(1,123)
Other income (expense)	(836)	(4,522)	4,968

Income (loss) before income taxes and minority interest	$52,710	$(93,217)	$(2,021)

(1)	In fiscal 2005, restructuring charges included approximately $6.7 million of stock-based compensation (see Note 9). For the purpose of this table, this amount was included in the “Stock-based compensation” line item.

Depreciation and Amortization:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Consumer and Computation Division	$38,307	$46,495	$53,522
Data Communications Division	15,813	26,153	36,968
Memory and Imaging Division	43,083	50,595	56,249
SunPower	21,053	11,851	2,719
Other	10,220	10,689	23,580

Total depreciation and amortization	$128,476	$145,783	$173,038

Geographical Information

International revenues accounted for 72% of total revenues in fiscal 2006, compared with 70% in fiscal 2005 and 66% in fiscal 2004. The following table presents the Company’s total revenues by geographical locations:

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
United States	$310,372	$265,487	$325,112
Europe	243,678	142,612	146,742
Japan	103,846	89,183	114,261
Asia-Pacific	433,657	389,114	362,323

Total revenues	$1,091,553	$886,396	$948,438

Long-lived assets (property, plant and equipment, net) by geographic locations were as follows:

	As of
	December 31, 2006	January 1, 2006
	(In thousands)
United States	$313,331	$315,240
The Philippines	255,420	145,655
Other	3,267	3,761

Total long-lived assets	$572,018	$464,656

Customer Information

The following table presents certain information about the Company’s significant customers who accounted for 10% or greater of total revenues:

	Year Ended
	December 31, 2006		January 1, 2006		January 2, 2005
	End Customers	Distributors	End Customers	Distributors	End Customers	Distributors
Number of significant customers	—	—	—	1	—	1
Percentage of total revenues	—	—	—	11%	—	15%

NOTE 22.  SUBSEQUENT EVENTS

Acquisition - PowerLight

In January 2007, SunPower completed the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems for commercial, government and utility customers worldwide. The acquisition will enable SunPower to develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives and simplify and improve customer experience.

Pursuant to the terms of the acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by SunPower in exchange for aggregate consideration of: (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of: (a) 1,601,839 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, and (b) 1,675,881 shares of class A common stock issued to certain employees of the PowerLight business in connection with the acquisition, which shares are subject to certain transfer restrictions and a repurchase option of SunPower, both of which lapse over a two-year period under the terms of equity restriction agreements with employees of the PowerLight business.

Of the cash and shares issued in the acquisition, approximately $19.7 million in cash and 840,000 shares, with a total aggregate value of $29.0 million, are being held in escrow as security for the indemnification obligations of certain former PowerLight shareholders. SunPower is obligated to issue an additional 200,841 shares of restricted class A common stock to certain employees of the PowerLight business, which shares will be subject to certain transfer restrictions that lapse over four years.

SunPower will complete the purchase accounting related to the PowerLight acquisition in the first quarter of fiscal 2007.

In connection with the acquisition, Cypress entered into a commitment letter with SunPower during the fourth quarter of fiscal 2006 under which Cypress agreed to lend to SunPower up to $130 million in cash (see Note 3). In February 2007, Cypress and SunPower mutually terminated this commitment letter. No borrowings were outstanding at the termination date.

Divestitures and Termination of Synthetic Lease

In January 2007, the Company signed a definitive agreement to sell assets and intellectual property associated with its SVTC business to two private equity firms for approximately $53.0 million in cash. SVTC offers start-ups and established companies the opportunity to develop and characterize silicon-based technologies cost effectively using a state-of-the-art manufacturing-like fab environment and semiconductor toolset, allowing customers to bring their technologies to mass production quickly and without a costly investment in equipment.

In conjunction with the SVTC divestiture, the Company will exercise its option to purchase the properties under the synthetic lease for $62.7 million, using the restricted cash collateral (see Note 19). Upon the termination of the synthetic lease, the Company will sell one of the buildings located in California to the buyers as part of the SVTC divestiture.

In February 2007, the Company signed a definitive agreement to sell its automotive imaging division of the Image Sensor business unit to Sensata Technologies (“Sensata”) for $11.4 million in cash. Sensata is a leading designer and manufacturer of sensors and controls for global leaders in the automotive, appliance, aircraft, industrial and HVAC markets. The Company’s Image Sensor business unit is a component of the Memory and Imaging Division.

The Company expects to complete the divestitures and the termination of the synthetic lease in the first quarter of fiscal 2007.

Redemption of 1.25% Notes

During the first quarter of fiscal 2007, the Company called for redemption of all of its 1.25% Notes (see Note 10). Holders may convert the 1.25% Notes into: (i) 55.172 shares of Cypress common stock per $1,000 principal amount of the 1.25% Notes, plus (ii) $300 per $1,000 principal amount of the 1.25% Notes. Alternatively, holders may have their 1.25% Notes redeemed. Upon redemption, holders received $1,000 plus accrued interest per $1,000 principal amount of the 1.25% Notes. Any 1.25% Notes not converted into shares were automatically redeemed. As a result of the redemption, the Company issued approximately 30.0 million shares of its common stock and paid $179.7 million in cash to the holders of the 1.25% Notes.

Issuance of Senior Convertible Debentures

During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“SunPower Debentures”). Interest on the SunPower Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The SunPower Debentures will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. Any repurchase of the SunPower Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the SunPower Debentures to be repurchased plus accrued and unpaid interest. In addition, SunPower may redeem some or all of the SunPower Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the SunPower Debentures to be redeemed plus accrued and unpaid interest.

Holders of the SunPower Debentures may, under certain circumstances at their option, convert the SunPower Debentures into cash and, if applicable, shares of SunPower’s class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to the close of business on the business day immediately preceding the maturity date. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The SunPower Debentures will be senior, unsecured obligations of SunPower, ranking equally with all existing and future senior unsecured indebtedness of SunPower. The SunPower Debentures will be effectively subordinated to SunPower’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of SunPower’s subsidiaries.

In addition, in conjunction with the issuance of the SunPower Debentures, Cypress has entered into an agreement with SunPower’s underwriters in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares for a period up to 60 days beginning February 2, 2007, subject to certain conditions. The SunPower Debentures do not contain any covenants or sinking fund requirements.

Lease Guarantee

During the first quarter of fiscal 2007, the Company entered into an additional guarantee (the “Second Guarantee”) with the Lessor for the benefit of Grace in connection with additional semiconductor manufacturing equipment leased under the master lease (see Note 19). Under the Second Guarantee, the Company has agreed to an unconditional guarantee to the Lessor of the rental payments due under the master lease by the Lessee. The term of the lease for equipment leased in connection with the Second Guarantee commences on Lessee’s acceptance of the equipment as of February 15, 2007 and continues for 36 months following March 1, 2007. Under the Second Guarantee, the guaranteed obligations of Grace, payable quarterly in advance, equal approximately $0.9 million for each quarter during the term, for an aggregate amount equal to approximately $10.2 million over the term. If Grace fails to pay any of the quarterly payments, the Company will be obligated to pay within 10 days of written demand from the Lessor such amounts. If the Company fails to pay such amount, late interest will accrue at a rate of 9% per annum on any unpaid amounts.

In addition, under the Second Guarantee, the Company has agreed to obtain an irrevocable letter of credit in an initial amount of approximately $8.0 million to secure the payments under the Second Guarantee after demand has been made by the Lessor on the Company.

In connection with the Second Guarantee and effective upon the Lessor’s payment for, or Grace’s acceptance of, the subject leased equipment, the Company was granted an option to purchase approximately 2.6 million ordinary shares of Grace.

Litigation and Asserted Claims

In January 2007, the Company, along with three of its joint defense group members, agreed to settle the Lemelson case (see Note 19) for a mutually agreeable amount, in exchange for which each of the Company’s joint defense members received a package license under the Lemelson patents. The settlement did not have a material impact on the Company’s financial condition or results of operations.

Stock Repurchase Program

In January 2007, the Company’s Board of Directors authorized a new stock repurchase program of up to $300 million. All previous repurchase programs have been terminated as a result of this new program. Stock repurchases under the new program may be made through open-market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The new stock repurchase program may be limited or terminated at any time without prior notice.

Equity Option Contracts

The Company had outstanding a series of equity options on its common stock (see Note 16). These contracts expired in February 2007. Upon expiration of the option contracts, the Company’s stock price was below the threshold price of $21 per share. As a result, the Company received 1.4 million shares of its common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

We have completed integrated audits of Cypress Semiconductor Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 1, 2007

UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	December 31, 2006	October 1, 2006	July 2, 2006	April 2, 2006
	(In thousands, except per-share amounts)
Revenues	$286,973	$290,207	$265,236	$249,137
Gross margin	$119,362	$123,558	$113,893	$103,412
Net income	$15,840	$10,714	$5,847	$7,081
Net income per share – basic	$0.11	$0.08	$0.04	$0.05
Net income per share - diluted	$0.09	$0.06	$0.04	$0.05

	Three Months Ended
	January 1, 2006	October 2, 2005	July 3, 2005	April 3, 2005
	(In thousands, except per-share amounts)
Revenues	$238,474	$227,112	$220,506	$200,304
Gross margin	$97,695	$95,439	$90,950	$73,655
Net loss	$(2,157)	$(5,946)	$(15,254)	$(68,796)
Net loss per share – basic and diluted	$(0.02)	$(0.04)	$(0.12)	$(0.53)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 129 and 130 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 26, 2007, our Compensation Committee of the Board of Directors (the “Committee”) approved the incentive payments to our executive officers for the fourth quarter and full year of fiscal 2006, and the second half of fiscal 2005. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Profit Sharing Plan (the “PPSP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our earnings per share as well as individual strategic, operational and financial goals established for each executive, and the performance measures under the PPSP include our earnings per share and the individual’s percentage of success in achieving certain quarterly goals. The following table sets forth the cash payments to our Named Executive Officers under the KEBP and the PPSP in the fourth quarter of fiscal 2006:

Named Executive Officers	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$293,046	$6,413
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$98,733	$4,116
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$69,932	$3,281
Paul Keswick, Executive Vice President, New Product Development	$81,164	$3,528

Additionally, the Committee authorized quarterly incentive payments under the KEBP and PPSP, totaling $342,260 and $17,430, respectively, to six other executive officers who are not Named Executive Officers.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. We will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

The information required by this item concerning our executive officers is incorporated by reference from the information set forth in the sections titled “Executive Officers” under Item 1, Part I of this Annual Report on Form 10-K and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.

The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement. There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal 2006.

On May 30, 2006, we submitted our 303A Annual Chief Executive Officer Certification to the New York Stock Exchange.

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

The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our Proxy Statement.

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

The information required by this item regarding our equity compensation plans is incorporated by reference from “Note 7. Stock-Based Compensation” under Item 8, Part II of this Annual Report on Form 10-K.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

The information required by this item regarding director independence is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding fees and services is incorporated by reference from the information set forth in the section titled “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

The information required by this item regarding the audit committee’s pre-approval policies and procedures is incorporated by reference from the information set forth in the section titled “Report of the Audit Committee of the Board of Directors” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	138

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8, Part II of this Annual Report on Form 10-K.

3. Exhibits:

	Exhibit Description	Incorporated by References
Exhibit Number		Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.	10-Q	4/1/2001
2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.	10-Q	4/1/2001
2.3	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.	10-Q	7/1/2001
2.4	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).	10-Q	9/30/2001
2.5	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.	10-Q	9/30/2001
2.6	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.7	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.8	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.	10-K	12/30/2001

	Exhibit Description	Incorporated by References
Exhibit Number		Form	Filing Date/ Period End Date	Filed Herewith
2.9	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.	8-K	8/13/2004
2.10	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005
2.11	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.	8-K	2/15/2005
2.12	Agreement and Plan of Merger dated November 7, 2005 by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Bylaws, as Amended, of Cypress Semiconductor Corporation.	10-K	12/29/2002
3.3	Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	4/3/2005
3.4	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	6/23/2005
3.5	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	7/3/2005
3.6	Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	3/31/2006
4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000
4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000
4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003
10.1	Form of Indemnification Agreement.	S-1	3/4/1987
10.2	Cypress Semiconductor Corporation 1994 Stock Option Plan.	10-K	1/2/2000
10.3	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.	S-8	12/10/1998
10.4	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.	10-K	1/3/1999
10.5	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.	S-8	4/20/1999
10.6	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.7	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.8	Amendment to 1999 Nonstatutory Stock Option Plan.	10-Q	6/29/2003
10.9	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003
10.10	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.11	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003
10.12	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	9/28/2003
10.13	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004
10.14	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	1/2/2005
10.15	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004	10-K	1/2/2005
10.16	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.17	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.18	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.19	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006

	Exhibit Description	Incorporated by References
Exhibit Number		Form	Filing Date/ Period End Date	Filed Herewith
10.20	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor and NetLogic Microsystems, Inc.	8-K	2/21/2006
10.21*	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006
10.22	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006
10.23	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.24	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007
10.25	Amendment No. 2 to Loan and Security Agreement dated as of December 11, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.			x
10.26	Amendment No. 3 to Loan and Security Agreement dated as of December 21, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.			x
10.27	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.			x
10.28	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.			x
21.1	Subsidiaries of Cypress Semiconductor Corporation.			x
23.1	Consent of Independent Registered Public Accounting Firm.			x
24.1	Power of Attorney (reference is made to page 139 of this Annual Report on Form 10-K).			x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x

* Confidential treatment has been requested for portions of this exhibit.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,596	$1,869	$(1,202)	$2,263
Year ended January 1, 2006	$878	$906	$(188)	$1,596
Year ended January 2, 2005	$945	$158	$(225)	$878
Allowance for sales returns:
Year ended December 31, 2006	$2,056	$7,384	$(6,416)	$3,024
Year ended January 1, 2006	$2,717	$6,283	$(6,944)	$2,056
Year ended January 2, 2005	$2,364	$11,211	$(10,858)	$2,717
Allowance for uncollectible loans— Stock purchase assistance plan:
Year ended December 31, 2006	$8,469	$—	$(124)	$8,345
Year ended January 1, 2006	$8,469	$—	$—	$8,469
Year ended January 2, 2005	$16,221	$(7,752)	$—	$8,469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Dated: March 1, 2007	By:	/S/ BRAD W. BUSS
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ T. J. RODGERS T. J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/S/ BRAD W. BUSS Brad W. Buss	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	March 1, 2007

/S/ ERIC A. BENHAMOU Eric A. Benhamou	Director	March 1, 2007

/S/ LLOYD A. CARNEY Lloyd A. Carney	Director	March 1, 2007

/S/ JAMES R. LONG James R. Long	Director	March 1, 2007

/S/ J. DANIEL MCCRANIE J. Daniel McCranie	Director	March 1, 2007

/S/ EVERT P. VAN DE VEN Evert P. van de Ven	Director	March 1, 2007

CYPRESS SEMICONDUCTOR CORPORATION

INDEX TO EXHIBITS

Exhibit Number		Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.	10-Q	4/1/2001
2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.	10-Q	4/1/2001
2.3	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.	10-Q	7/1/2001
2.4	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).	10-Q	9/30/2001
2.5	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.	10-Q	9/30/2001
2.6	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.7	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.8	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.	10-K	12/30/2001
2.9	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.	8-K	8/13/2004
2.10	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005
2.11	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.	8-K	2/15/2005
2.12	Agreement and Plan of Merger dated November 7, 2005, by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Bylaws, as Amended, of Cypress Semiconductor Corporation.	10-K	12/29/2002
3.3	Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	4/3/2005
3.4	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	6/23/2005
3.5	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	7/3/2005
3.6	Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	3/31/2006
4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000
4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000
4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003
10.1	Form of Indemnification Agreement.	S-1	3/4/1987

Exhibit Number		Form	Filing Date/ Period End Date	Filed Herewith
10.2	Cypress Semiconductor Corporation 1994 Stock Option Plan.	10-K	1/2/2000
10.3	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.	S-8	12/10/1998
10.4	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.	10-K	1/3/1999
10.5	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.	S-8	4/20/1999
10.6	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.7	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.8	Amendment to 1999 Nonstatutory Stock Option Plan.	10-Q	6/29/2003
10.9	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003
10.10	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.11	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003
10.12	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	9/28/2003
10.13	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004
10.14	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	1/2/2005
10.15	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004	10-K	1/2/2005
10.16	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.17	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.18	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.19	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006
10.20	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor and NetLogic Microsystems, Inc.	8-K	2/21/2006
10.21*	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006
10.22	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006
10.23	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.24	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007
10.25	Amendment No. 2 to Loan and Security Agreement dated as of December 11, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.			x
10.26	Amendment No. 3 to Loan and Security Agreement dated as of December 21, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.			x
10.27	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.			x
10.28	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.			x
21.1	Subsidiaries of Cypress Semiconductor Corporation.			x
23.1	Consent of Independent Registered Public Accounting Firm.			x
24.1	Power of Attorney (reference is made to page 139 of this Annual Report on Form 10-K).			x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x

* Confidential treatment has been requested for portions of this exhibit.