Form 10-Q
period 2007-04-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2007-05-11
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

The total number of outstanding shares of the registrant’s common stock as of May 1, 2007 was 151,188,267.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; our intent to fully realize our investment in SunPower; the rate of customer acceptance of our products and our resulting market share; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; our expectations regarding pending investigations and litigation; the availability of raw materials, such as polysilicon, used in the manufacturing of SunPower’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and our expectations regarding our outstanding warranty liability. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1, 2007	December 31, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$378,888	$413,536
Short-term investments	113,660	166,638
Restricted cash	5,128	—
Accounts receivable, net	186,121	163,196
Inventories	178,207	119,184
Other current assets	148,524	90,074

Total current assets	1,010,528	952,628

Property, plant and equipment, net	625,422	572,018
Goodwill	533,206	360,350
Intangible assets, net	100,874	35,495
Other assets	171,683	203,034

Total assets	$2,441,713	$2,123,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,085	$92,206
Accrued compensation and employee benefits	41,327	42,402
Deferred income	34,799	44,917
Income taxes payable	11,513	7,321
Other current liabilities	137,814	88,993

Total current liabilities	372,538	275,839

Convertible debt	800,000	598,996
Deferred income taxes and other tax liabilities	63,440	40,471
Other long-term liabilities	36,263	39,188

Total liabilities	1,272,241	954,494

Commitments and contingencies (Note 10)
Minority interest	191,533	123,472
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 179,537 and 145,071 shares issued; 152,675 and 144,844 shares outstanding at April 1, 2007 and December 31, 2006, respectively	1,795	1,451
Additional paid-in-capital	1,915,763	1,469,159
Accumulated other comprehensive income (loss)	293	(1,293)
Accumulated deficit	(428,201)	(421,220)

	1,489,650	1,048,097
Less: shares of common stock held in treasury, at cost; 26,862 and 227 shares at April 1, 2007 and December 31, 2006, respectively	(511,711)	(2,538)

Total stockholders’ equity	977,939	1,045,559

Total liabilities and stockholders’ equity	$2,441,713	$2,123,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands, except per-share amounts)
Revenues	$342,852	$249,137
Costs and expenses (credits):
Cost of revenues	210,547	145,725
Research and development	52,370	62,331
Selling, general and administrative	68,705	44,755
Amortization of acquisition-related intangibles	9,220	4,450
Restructuring costs	—	602
In-process research and development charge	9,575	—
Impairment related to synthetic lease	7,006	500
Gain on divestitures	(10,782)	(5,998)

Total costs and expenses	346,641	252,365
Operating loss	(3,789)	(3,228)
Interest income	7,620	5,053
Interest expense	(2,363)	(2,224)
Other income (expense), net	(4,116)	9,180

Income (loss) before income tax and minority interest	(2,648)	8,781
Income tax benefit (provision)	993	(1,663)
Minority interest, net of tax	(366)	(37)

Net income (loss)	$(2,021)	$7,081

Net income (loss) per share:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Shares used in per-share calculation:
Basic	155,699	138,330
Diluted	155,699	144,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(2,021)	$7,081
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	37,476	32,541
Stock-based compensation expense	22,105	10,705
In-process research and development charge	9,575	—
Write-off of unamortized debt issuance costs	4,651	—
Impairment related to synthetic lease	7,006	500
Impairment of investments	601	883
Gain on divestitures	(10,782)	(5,998)
Gain on investments in equity securities	(929)	(10,027)
Loss on sale/retirement of property and equipment, net	50	556
Employee stock purchase assistance plan (“SPAP”) interest expense	(435)	(556)
Restructuring costs	—	602
Deferred income taxes	(5,349)	943
Minority interest	366	37
Changes in assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable, net	17,655	(5,476)
Inventories, net	(31,923)	(11,789)
Other assets	(20,746)	(18,590)
Accounts payable and other liabilities	(35,517)	24,101
Deferred income	(10,118)	10,542

Net cash flow generated from (used in) operating activities	(18,335)	36,055

Cash flow from investing activities:
Purchase of available-for-sale investments	(41,823)	(20,593)
Proceeds from sales or maturities of available-for-sale investments	95,915	34,798
Cash paid for other investments	—	(2,127)
Proceeds from divestitures	63,950	—
Acquisitions of property and equipment	(67,349)	(37,515)
Cash used for acquisition, net of cash acquired	(98,645)	—
Increase in restricted cash	(417)	—
Proceeds from collection of principal on SPAP loans	3,173	1,855
Proceeds from sales of property and equipment	38	1,403

Net cash flow used in investing activities	(45,158)	(22,179)

Cash flow from financing activities:
Repayment of borrowings	(3,563)	(5,941)
Redemption of convertible debt	(179,735)	(300)
Proceeds from issuance of convertible debt	800,000	—
Debt issuance costs	(18,041)	—
Purchase of convertible note hedge, net of proceeds from issuance of warrants	(16,967)	—
Funding for accelerated share repurchase program	(571,033)	—
Issuance of common shares under employee stock plans	18,184	20,753
Proceeds from extension of equity option contracts	—	598

Net cash flow generated from financing activities	28,845	15,110

Net increase (decrease) in cash and cash equivalents	(34,648)	28,986
Cash and cash equivalents, beginning period	413,536	221,206

Cash and cash equivalents, end of period	$378,888	$250,192

Supplemental disclosure of non-cash information:
Purchase of properties under the synthetic lease, using restricted cash collateral	$50,087	$—
Issuance of common shares from redemption of convertible debt	$419,261	$700
Capital stock received from divestiture	$—	$58,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2007 and 2006 consist of 52 weeks. The first quarter of fiscal 2007 ended on April 1, 2007 and the first quarter of fiscal 2006 ended on April 2, 2006.

Basis of Presentation

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included therein. The Company believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s consolidated financial statements include the amounts of Cypress and all of its subsidiaries, including SunPower Corporation (“SunPower”). Inter-company transactions and balances have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-year presentation.

The consolidated results of operations for the three months ended April 1, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue and Cost Recognition

During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight Corporation (see Note 3). As a result of the acquisition, SunPower recognizes revenues from certain fixed price contracts under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

Incurred costs include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenue is deferred and recognized upon installation in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job’s engineering design.

Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by management working with its projects department. The projects department determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer’s on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor, and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

“Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. This amount was recorded in “Other current assets” in the Condensed Consolidated Balance Sheet and totaled approximately

$19.1 million as of April 1, 2007. “Billing in excess of costs and estimated earnings” represents billings in excess of revenues recognized. This amount was recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheet and totaled approximately $38.4 million as of April 1, 2007.

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer. Because these materials cannot be recognized as contract costs, they are recognized as deferred assets until installation. As of April 1, 2007, deferred project costs totaled $31.1 million and were recorded in “Other current assets” in the Condensed Consolidated Balance Sheet.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the impact of this pronouncement on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial condition.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-02”), which requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The Company adopted this pronouncement in the first quarter of fiscal 2007 and the impact of the adoption was an increase of approximately $1.8 million to accumulated deficit.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this standard in the first quarter of fiscal 2007 and the impact of the adoption was an increase of approximately $3.2 million to accumulated deficit (see Note 14).

NOTE 2. CYPRESS’S OWNERSHIP IN SUNPOWER

As of April 1, 2007 and December 31, 2006, Cypress held 52.0 million shares of SunPower class B common stock. The following table summarizes Cypress’s ownership in SunPower:

	As of
	April 1, 2007	December 31, 2006
As a percentage of SunPower’s total outstanding shares of capital stock	70%	75%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis	64%	70%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock(1)	94%	96%

(1)	Holders of class B common stock are entitled to eight votes per share and holders of class A common stock are entitled to one vote per share.

Based on the quoted market prices, the fair value of Cypress’s ownership interest in SunPower was approximately $2.4 billion and $1.9 billion as of April 1, 2007 and December 31, 2006, respectively. As the Company’s financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

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

In conjunction with SunPower’s acquisition of PowerLight (see Note 3), Cypress has entered into an agreement with PowerLight in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares until the earlier of: (1) June 30, 2007 and (2) 60 days after the date on which the Registration Statement on Form S-3 is filed with the Securities and Exchange Commission in connection with the SunPower class A common stock issued in the PowerLight acquisition. The agreement expired in April 2007.

In addition, in conjunction with the issuance of SunPower’s senior convertible debentures (see Note 11), Cypress has entered into an agreement with the underwriters in which Cypress has agreed not to solicit to sell, make any agreement to sell, or make any demand registration rights for any of its 52.0 million SunPower class B common shares for a period up to 60 days beginning February 2, 2007. The agreement expired in April 2007.

In May 2007 (after the expiration of the lock-up agreements described above), Cypress completed the sale of 7.5 million shares of SunPower class A common stock (converted from class B common stock) (see Note 18).

NOTE 3. BUSINESS COMBINATION

PowerLight

During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems for commercial, government and utility customers worldwide. PowerLight’s operating results are included in the Company’s SunPower segment.

The fair value of the assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of January 10, 2007, the closing date of the transaction, and the results of operations of PowerLight were included in the Company’s consolidated results of operations subsequent to January 10, 2007.

Pursuant to the terms of the acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by SunPower in exchange for aggregate consideration of: (i) approximately $120.7 million in cash, plus (ii) a total of 5,708,723 shares of SunPower class A common stock, inclusive of: (a) 1,601,839 shares of SunPower class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) 1,145,643 shares of SunPower class A common stock issued to employees of PowerLight which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by SunPower, both of which lapse over a two-year period under the terms of certain equity restriction agreements. In addition, under the terms of the merger agreement, SunPower issued an additional 204,623 shares of restricted class A common stock to certain employees of the PowerLight business, which shares are subject to certain transfer restrictions which will lapse over 4 years.

The following table summarizes the total purchase consideration and future stock-based compensation:

(In thousands)	Shares	Fair Value
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that are fully vested	618	21,280
Direct transaction costs	—	2,958

Total purchase consideration	3,579	256,198
Future stock-based compensation:
Restricted stock	1,146	43,046
Stock options assumed that are unvested	984	35,126

Total future stock-based compensation	2,130	78,172

Total purchase consideration and future stock-based compensation	5,709	$334,370

The fair value of SunPower common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

Of the cash and shares issued in the acquisition, approximately $20.2 million in cash and 824,000 shares, with a total aggregate value of $48.8 million as of January 10, 2007, are being held in escrow as security for the indemnification obligations of certain former PowerLight shareholders and will be released over a period of five years from the date of acquisition. In addition, SunPower issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions that lapse over four years.

The allocation of the purchase consideration and future stock-based compensation was as follows:

(In thousands)
Net tangible assets	$13,925
Acquired identifiable intangible assets:
Purchased technology and patents	29,448
Trademark	15,535
Customer relationships	22,730
Backlog	11,787
In-process research and development	9,575
Future stock-based compensation	78,172
Deferred tax liability	(21,964)
Goodwill	175,162

Total purchase consideration and future stock-based compensation	$334,370

Net tangible assets acquired consisted of the following:

(In thousands)
Cash and cash equivalents	$22,049
Restricted cash	4,711
Accounts receivable, net	40,080
Inventories	28,146
Costs and estimated earnings in excess of billings	9,136
Deferred project costs	24,932
Other assets	23,740

Total assets acquired	152,794

Accounts payable	(60,707)
Billings in excess of costs and estimated earnings	(35,887)
Other accrued expenses and liabilities	(42,275)

Total liabilities assumed	(138,869)

Net tangible assets acquired	$13,925

Acquired Identifiable Intangible Assets:

The fair value attributed to purchased technology and patents was determined using the relief from royalty method, which calculated the present value of the royalty savings by applying a royalty rate of 2.5% and a discount rate of 25% to the appropriate revenue streams. The fair value of purchased technology and patents is being amortized over 4 years on a straight-line basis.

The fair value attributed to trademark was determined using the royalty savings approach method, using a royalty rate of 1% and a discount rate of 25%. The fair value of trademark is being amortized over 5 years on a straight-line basis.

The fair value attributed to customer relationships was determined using the multi-period excess earnings method, a variation of the income approach method, using a discount rate of 18%. The fair value of customer relationships is being amortized over 6 years on a straight-line basis.

The fair value attributed to backlog was determined using the multi-period excess earnings method with a discount rate of 16%. The fair value of backlog is being amortized over 1 year on a straight-line basis.

In-Process Research and Development:

SunPower identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects consist of two components: design automation tool, and tracking systems and other. In assessing the projects, SunPower considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, and various projects’ stage of development. SunPower allocated $9.6 million of the purchase price to the in-process research and development projects and wrote off the amount in the first quarter of fiscal 2007.

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Design automation tool	5%	$0.2 million	$2.6 million	December 2010
Tracking systems and other	30%	$0.2 million	$0.8 million	July 2007

Goodwill:

PowerLight designs, assembles, markets and sells solar electric power system technology that integrates solar cells and solar panels from SunPower and other suppliers to convert sunlight to electricity compatible with the utility network. The acquisition will enable SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives, and simplify and improve customer experience. These factors primarily contributed to a purchase price that resulted in goodwill. Goodwill from the PowerLight acquisition is not deductible for tax purposes.

Financial Commitment Letter:

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

Pro Forma Financial Information:

The following unaudited pro forma financial information presents the combined results of operations of Cypress and SunPower as if the acquisition of PowerLight by SunPower had occurred as of the beginning of the periods presented:

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenues	$345,166	$273,818
Net loss	$(3,500)	$(11,021)
Net loss per share:
Basic and diluted	$(0.02)	$(0.08)

The unaudited pro forma financial information presented above should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

NOTE 4. DIVESTITURES

Silicon Valley Technology Center (“SVTC”)

In the first quarter of fiscal 2007, the Company completed the sale of its SVTC business to Semiconductor Technology Services, LLC (“STS”), for approximately $53.0 million in cash, pursuant to an Asset Purchase Agreement dated January 29, 2007. SVTC offered start-ups and established companies the opportunity to develop and characterize silicon-based technologies cost effectively using a state-of-the-art manufacturing-like fab environment and semiconductor toolset. In connection with the transaction, the Company agreed to provide certain transition services to STS for a limited time following the completion of the sale. SVTC was part of the Company’s Other segment.

The Company recorded a gain of $10.6 million in connection with the sale of SVTC during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$52,950
Net book value of assets sold to STS	(41,750)
Transaction and other costs	(640)

Gain on disposal of SVTC	$10,560

Assets sold to STS included the following:

(In thousands)
Properties, plant and equipment, net:
Land and building	$8,050
Equipment	29,773
Other, primarily accounts receivable	3,927

Total assets sold to STS	$41,750

In conjunction with the SVTC divestiture, the Company exercised its option to purchase land and buildings previously held under the synthetic lease (see Note 6). Upon the termination of the synthetic lease, the Company sold one of the buildings and land located in California to STS as part of the SVTC divestiture.

In conjunction with the sale, approximately 85 SVTC employees were either terminated by the Company or transferred to STS.

Image Sensor

In the first quarter of fiscal 2007, the Company completed the sale of the automotive imaging product line and certain assets associated with the consumer imaging product line of its Image Sensor business unit to Sensata Technologies, Inc. (“Sensata”) for approximately $11.0 million in cash, pursuant to an Asset Purchase Agreement dated February 27, 2007. In connection with the transaction, the Company agreed to provide certain transition services to Sensata for a limited time following the completion of the sale. The Company retained the custom imaging product line of its Image Sensor business unit. The Image Sensor business unit is part of the Company’s Memory and Imaging Division.

The Company recorded a gain of $0.2 million in connection with the disposal of the image sensor product lines during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$11,000
Net book value of assets sold to Sensata	(6,534)
Allocated goodwill	(2,306)
Severance and other benefits	(1,093)
Transaction and other costs	(845)

Gain on disposal of image sensor product lines	$222

Assets sold to Sensata included the following:

(In thousands)
Inventories, net	$1,438
Intangible assets, net	4,581
Other	515

Total assets sold to Sensata	$6,534

Intangible assets sold to Sensata included certain purchased technology, patents and non-compete agreements which had been acquired by the Company in conjunction with previous business combinations.

The Image Sensor business unit is a reporting unit that includes goodwill acquired by the Company in conjunction with previous business combinations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company included a portion of the goodwill in the carrying amount of the disposed image sensor product lines in determining the gain on disposal. The amount was based on the relative fair values of the image sensor product lines disposed of and the remaining portion of the image sensor business unit that was retained by the Company.

In conjunction with the sale, approximately 25 employees in the Image Sensor business unit were transferred to Sensata.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments:

(In thousands)	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Total
Balance at December 31, 2006	$129,740	$143,808	$83,919	$2,883	$360,350
Adjustments	—	—	(2,306)	175,162	172,856

Balance at April 1, 2007	$129,740	$143,808	$81,613	$178,045	$533,206

For the three months ended April 1, 2007, goodwill adjustments included the following:

1.	An addition of $175.2 million related to the acquisition of PowerLight by SunPower (see Note 3); and

2.	Write-off of $2.3 million related to the divestiture of the image sensor product lines (see Note 4).

Intangible Assets

The following tables present details of the Company’s intangible assets:

As of April 1, 2007 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$261,928	$(218,031)	$43,897
Patents, trademarks, customer relationships and backlog	74,386	(20,639)	53,747
Non-compete agreements	18,715	(18,715)	—
Other	6,666	(5,661)	1,005

Total acquisition-related intangible assets	361,695	(263,046)	98,649
Non-acquisition related intangible assets	3,771	(1,546)	2,225

Total intangible assets	$365,466	$(264,592)	$100,874

As of December 31, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$233,880	$(215,089)	$18,791
Patents, trademarks, customer relationships and backlog	30,534	(17,490)	13,044
Non-compete agreements	19,415	(19,371)	44
Other	6,666	(5,594)	1,072

Total acquisition-related intangible assets	290,495	(257,544)	32,951
Non-acquisition related intangible assets	3,771	(1,227)	2,544

Total intangible assets	$294,266	$(258,771)	$35,495

For the three months ended April 1, 2007, changes in intangible assets included the following:

1.	An addition of $79.5 million related to the acquisition of PowerLight by SunPower (see Note 3); and

2.	Write-off of certain purchased technology, patents and non-compete agreements with net book values of $4.6 million related to the divestiture of the image sensor product lines (see Note 4).

The estimated future amortization expense of intangible assets as of April 1, 2007 was as follows:

(In thousands)
2007 (remaining nine months)	$29,456
2008	35,827
2009	19,537
2010	11,442
2011	3,630
Thereafter	982

Total amortization expense	$100,874

NOTE 6. SYNTHETIC LEASE

In June 2003, the Company entered into a synthetic lease agreement for three facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required the Company to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. The synthetic lease obligation of $62.7 million was not recorded in the Company’s Condensed Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $0.7 million and $0.8 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

The Company was required to evaluate periodically the expected fair value of the properties at the end of the lease term. As the Company determined that it was estimable and probable that the expected fair value of the properties at the end of the lease term would be less than $62.7 million, the Company ratably accrued the impairment loss over the remaining lease term. As of December 31, 2006, the total impairment loss accrual was $5.7 million. The fair value analysis on the properties was performed by management with the assistance of independent appraisal firms.

The Company was also required to maintain restricted cash or investments to serve as collateral for the synthetic lease. As of December 31, 2006, the balance of restricted cash and accrued interest was $63.3 million.

During the first quarter of fiscal 2007, the Company exercised its option to purchase land and buildings under the synthetic lease for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, the Company determined that an impairment loss of $12.7 million existed for the properties, representing the difference between the fair value of the properties and the lease obligation. As a result, the Company recognized an additional impairment loss of $7.0 million, representing the difference between the total impairment loss and the amount previously accrued, in the Condensed Consolidated Statement of Operations and recorded approximately $50.0 million related to the properties in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheet in the first quarter of fiscal 2007.

Subsequent to the termination of the synthetic lease, the Company sold one of the properties, valued at $8.1 million, as part of the SVTC divestiture (see Note 4).

NOTE 7. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	April 1, 2007	December 31, 2006
Accounts receivable, gross	$191,732	$168,483
Allowance for doubtful accounts receivable and customer returns	(5,611)	(5,287)

Total accounts receivable, net	$186,121	$163,196

Inventories

	As of
(In thousands)	April 1, 2007	December 31, 2006
Raw materials	$52,517	$16,683
Work-in-process	77,998	67,972
Finished goods	47,692	34,529

Total inventories	$178,207	$119,184

As of April 1, 2007 and December 31, 2006, total inventories included approximately $3.3 million and $2.9 million, respectively, of capitalized stock-based compensation costs recorded under SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) (see Note 9).

Other Current Assets

	As of
(In thousands)	April 1, 2007	December 31, 2006
Stock purchase assistance plan receivable	$25,011	$29,009
Deferred tax assets	11,557	5,236
Prepaid expenses	22,729	15,017
Prepayment to suppliers	13,700	15,394
Costs and estimated earnings in excess of billings	19,096	—
Unbilled earned rebates	5,779	—
Deferred project costs	31,136	—
Value added tax receivable	3,518	618
Note receivable from third party	—	10,000
Other current assets	15,998	14,800

Total other current assets	$148,524	$90,074

Other Assets

	As of
(In thousands)	April 1, 2007	December 31, 2006
Restricted cash related to synthetic lease	$—	$63,255
Key employee deferred compensation plan	21,977	22,284
Investments in equity securities	20,451	19,421
Debt issuance costs	18,256	5,272
Prepayments to suppliers	72,578	62,242
Investment in joint venture	4,903	4,994
Value added tax receivable	10,043	—
Other assets	23,475	25,566

Total other assets	$171,683	$203,034

Other Current Liabilities

	As of
(In thousands)	April 1, 2007	December 31, 2006
Key employee deferred compensation plan	$25,709	$25,754
Customer advances	10,197	12,304
Billings in excess of costs and estimated earnings	38,387	—
Warranty reserve	7,541	3,446
Accrued acquisition costs	2,804	—
Sales representative commissions	4,609	3,898
Accrued royalties	2,829	7,409
Other current liabilities	45,738	36,182

Total other current liabilities	$137,814	$88,993

Deferred Income Taxes and Other Tax Liabilities

	As of
(In thousands)	April 1, 2007	December 31, 2006
Deferred income taxes	$25,872	$6,397
Non-current tax liabilities	37,568	34,074

Total deferred income taxes and other tax liabilities	$63,440	$40,471

Other Long-Term Liabilities

	As of
(In thousands)	April 1, 2007	December 31, 2006
Synthetic lease liabilities	$—	$6,346
Customer advances	22,315	27,687
Warranty reserve	6,019	—
Other long-term liabilities	7,929	5,155

Total other long-term liabilities	$36,263	$39,188

NOTE 8. INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company’s available-for-sale investments:

As of April 1, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$143,743	$—	$—	$143,743
Money market funds	199,317	—	—	199,317

Total cash equivalents	$343,060	$—	$—	$343,060

Short-term investments:
Commercial paper	$19,546	$—	$—	$19,546
Federal agency notes	39,962	41	(63)	39,940
Corporate notes/bonds	43,660	60	(66)	43,654
Auction rate securities	8,920	—	—	8,920
Asset-backed securities	1,575	25	—	1,600

Total short-term investments	113,663	126	(129)	113,660

Long-term marketable equity securities	3,142	1,881	—	5,023

Total available-for-sale securities	$459,865	$2,007	$(129)	$461,743

As of December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$224,042	$3	$(63)	$223,982
Money market funds	171,429	—	—	171,429

Total cash equivalents	$395,471	$3	$(63)	$395,411

Short-term investments:
Commercial paper	$45,466	$—	$(13)	$45,453
Federal agency notes	39,837	27	(120)	39,744
Corporate notes/bonds	51,698	37	(137)	51,598
Auction rate securities	24,666	—	—	24,666
Asset-backed securities	1,573	18	—	1,591
Marketable equity securities	3,586	—	—	3,586

Total short-term investments	166,826	82	(270)	166,638

Long-term marketable equity securities	3,744	1,180	(471)	4,453

Total available-for-sale securities	$566,041	$1,265	$(804)	$566,502

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

As of April 1, 2007, contractual maturities of the Company’s short-term, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$59,440	$59,374
Maturing in one to three years	54,223	54,286

Total	$113,663	$113,660

No realized gains or losses related to non-equity investments were recorded for the three months ended April 1, 2007 and April 2, 2006. Realized gains related to equity investments were $0.9 million and $10.0 million for the three months ended April 1, 2007 and April 2, 2006, respectively (see “Investments in Equity Securities” below).

Proceeds from sales and maturities of investments were $95.9 million and $34.8 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

Investments in Equity Securities

The following table summarizes the Company’s investments in equity securities recorded in the Condensed Consolidated Balance Sheets:

	As of
	April 1, 2007	December 31, 2006
	(In thousands)
Short-term investments:
Available-for-sale equity securities	$—	$3,586
Long-term investments:
Available-for-sale equity securities	$5,023	$4,453
Other equity securities	15,428	14,968

Total long-term investments	20,451	19,421

Total equity investments	$20,451	$23,007

Available-For-Sale Equity Securities:

The Company has equity investments in certain public companies. The investments in common stock are classified as available-for-sale securities and are carried at fair value with the resulting unrealized gains or losses recorded in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets. As of April 1, 2007 and December 31, 2006, the total fair value of the investments was $5.0 million and $8.0 million, respectively.

Other Equity Securities:

The Company’s investments include warrants to purchase shares of a public company’s common stock. These warrants are classified as derivative instruments and are carried at fair value with the resulting gains or losses recognized in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. As of April 1, 2007 and December 31, 2006, the fair value of the warrants was $2.5 million and $2.1 million, respectively.

The Company’s investment portfolio also includes warrants that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost, and as of April 1, 2007 and December 31, 2006, the carrying value of these warrants was $2.4 million.

The Company holds investments, consisting of non-marketable equity securities, in certain privately-held companies, many of which are startup or development stages. As the Company’s investments in these privately-held companies do not permit the Company to exert significant influence or control, these amounts are carried at cost, less any impairment charges for declines in value that are considered other-than-temporary. As of April 1, 2007 and December 31, 2006, the carrying value of these investments was $10.5 million.

Sale of Investments:

During the first quarter of fiscal 2007, the Company sold its equity investments in two public companies for $4.5 million and recognized total gains of $0.9 million.

During the first quarter of fiscal 2006, the Company completed the sale of its equity investments in two public companies for $64.8 million and recognized total gains of $7.1 million. In addition, one of the privately-held companies in which the Company held an equity investment was acquired by a public company, resulting in the Company receiving shares in the public company. As a result of the transaction, the Company recognized a gain of $2.9 million during the first quarter of fiscal 2006.

NOTE 9. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2007			April 2, 2006
(In thousands)	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cost of revenues	$2,871	$2,250	$5,121	$724	$193	$917
Research and development	3,658	501	4,159	4,296	420	4,716
Selling, general and administrative	4,973	7,852	12,825	4,273	799	5,072

Total stock-based compensation expense before income taxes	11,502	10,603	22,105	9,293	1,412	10,705
Tax effect on stock-based compensation expense	—	—	—	—	—	—

Total stock-based compensation expense after income taxes	$11,502	$10,603	$22,105	$9,293	$1,412	$10,705

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of April 1, 2007 and December 31, 2006, stock-based compensation capitalized in inventories totaled $3.3 million and $2.9 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	April 1, 2007			April 2, 2006
(In thousands)	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Stock options	$8,668	$4,689	$13,357	$8,773	$1,377	$10,150
Employee stock purchase plan (“ESPP”)	1,276	—	1,276	520	—	520
Restricted stock	1,558	5,914	7,472	—	35	35

Total stock-based compensation expense	$11,502	$10,603	$22,105	$9,293	$1,412	$10,705

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were $18.2 million for the three months ended April 1, 2007 and $20.8 million for the three months ended April 2, 2006. No income tax benefit was realized from stock option exercises during the three months ended April 1, 2007 and April 2, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation balance by type of awards:

	As of April 1, 2007			Weighted-Average Amortization Period (in years)
(In thousands)	Cypress	SunPower	Consolidated
Stock options	$59,266	$34,342	$93,608	1.76
ESPP	2,150	—	2,150	0.44
Restricted stock	13,204	4,473	17,677	2.58
Shares subject to revesting restrictions	—	37,254	37,254	1.80

Total unrecognized stock-based compensation balance	$74,620	$76,069	$150,689

Equity Incentive Program Related to Cypress’s Common Stock

As of April 1, 2007, approximately 3.9 million shares were available for grant under the 1999 Stock Option Plan. As of April 1, 2007, approximately 16.5 million shares of options and 1.0 million shares of restricted stock were available for grant under the 1994 Stock Option Plan. In May 2007, the Company’s shareholders approved an amendment to the 1994 Stock Option Plan, which reduced the number of shares available for issuance by approximately 1.7 million.

The following table summarizes Cypress’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of December 31, 2006	32,152	$15.50
Granted	564	18.67
Exercised	(1,455)	11.16
Forfeited or expired	(902)	16.63

Options outstanding as of April 1, 2007	30,359	15.74

Options exercisable as of April 1, 2007	19,355	16.12

Information regarding stock options outstanding as of April 1, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.84 - $7.37	3,475	5.59	$6.48	$41,942	2,650	5.56	$6.42	$32,150
7.38 - 10.50	3,065	4.26	9.09	28,987	2,360	3.42	8.92	22,721
10.75 - 14.16	3,250	6.83	12.67	19,098	1,643	5.65	12.23	10,382
14.31 - 14.55	3,426	8.09	14.54	13,741	1,100	8.02	14.54	4,409
14.58 - 16.73	3,476	7.95	15.92	9,146	1,157	5.94	16.10	2,832
16.84 - 17.08	3,205	5.09	16.85	5,446	2,853	4.62	16.84	4,875
17.11 - 19.60	3,706	7.12	19.05	839	1,646	6.32	19.27	165
19.74 - 21.74	3,041	4.67	21.17	—	2,344	3.83	21.31	—
21.95 - 23.82	3,057	4.09	23.40	—	2,944	4.17	23.42	—
24.07 - 54.19	658	3.66	31.25	—	658	3.66	31.25	—

	30,359	5.99	15.74	$119,199	19,355	4.84	16.12	$77,534

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress’s closing stock price of $18.55 at March 30, 2007 (the last trading day of the quarter), which price would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 11.9 million shares as of April 1, 2007.

The following table summarizes Cypress’s restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of December 31, 2006	1,007	$16.23
Granted	47	18.56
Vested	(11)	16.85
Forfeited	(55)	16.39

Non-vested as of April 1, 2007	988	16.32

ESPP:

No shares were issued under the ESPP for the three months ended April 1, 2007. As of April 1, 2007, approximately 2.1 million shares were available for future issuance under the ESPP.

Equity Incentive Program Related to SunPower’s Common Stock

As of April 1, 2007, approximately 0.1 million shares were available for grant under the Amended and Restated 2005 Incentive Stock Plan. In May 2007, SunPower’s stockholders approved an increase in the number of shares available for future issuance by an additional 0.9 million shares.

The following table summarizes SunPower’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Exercise Price Per Share
Options outstanding as of December 31, 2006	4,980	$3.97
Exchanged/assumed in connection with the PowerLight acquisition	1,602	5.54
Exercised	(720)	2.78
Forfeited or expired	(33)	19.13

Options outstanding as of April 1, 2007	5,829	4.47

Options exercisable as of April 1, 2007	2,112	2.85

Information regarding SunPower’s outstanding stock options as of April 1, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04—$0.75	1,270	4.74	$0.28	$57,438	607	4.84	$0.34	$27,418
0.88— 2.66	482	7.47	1.98	20,987	223	7.19	1.86	9,744
3.30— 4.95	3,211	7.63	3.32	135,416	1,157	7.62	3.31	48,798
7.00—16.20	455	8.39	8.30	16,923	98	8.37	8.06	3,668
17.00—41.15	411	9.21	25.03	8,416	27	8.48	28.35	471

	5,829	7.16	4.47	$239,180	2,112	6.82	2.85	$90,099

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower’s closing stock price of $45.50 at March 30, 2007 (the last trading day of the quarter), which price would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 2.1 million shares as of April 1, 2007.

The following table summarizes SunPower’s restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of December 31, 2006	229	$35.40
Granted	269	41.68
Vested	(16)	33.34
Forfeited	(4)	39.86

Non-vested as of April 1, 2007	478	38.97

Stock Unit Plan:

As of April 1, 2007, SunPower has granted approximately 158,000 units to approximately 1,230 employees in the Philippines at an average unit price of $27.90 under the 2005 Stock Unit Plan. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the three months ended April 1, 2007 and April 2, 2006, total compensation expense was $0.4 million and $0.2 million, respectively, associated with the 2005 Stock Unit Plan.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

The Company applies the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose, and in certain cases, record the fair value of certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.

Lease Guarantee:

During the fourth quarter of fiscal 2005, the Company entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), pursuant to which the Company has transferred certain of its proprietary process technologies to Grace’s Shanghai, China facility. In accordance with a foundry agreement executed in the fourth quarter of fiscal 2006, the Company purchases wafers from Grace that are produced using these process technologies.

Pursuant to a master lease agreement, Grace has leased from CIT Technologies Corporation (“CIT”) certain semiconductor manufacturing equipment. In conjunction with the master lease agreement, the Company has entered into a series of guarantees with CIT for the benefit of Grace. Under the guarantees, the Company has agreed to unconditional guarantees to CIT of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, the Company will be obligated to pay such outstanding amounts within 10 days of a written demand from CIT. If the Company fails to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, the Company has not made any payments under these guarantees.

Pursuant to the guarantees, the Company obtained irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by CIT on the Company. The amount available under the letters of credit will decline according to schedules mutually agreed upon by the Company and CIT. If the Company defaults, CIT will be entitled to draw on the letters of credit.

In connection with the guarantees, the Company was granted options to purchase a quantity of ordinary shares of Grace equal to 20% of the purchase price of the equipment leased.

As of April 1, 2007, the Company determined that the fair values of the guarantees and the options were not material to its financial statements.

Under the terms of the agreement, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. The Company is under no obligation to guarantee any future rent payments on additional equipment leases for the benefit of Grace and will do so only in its sole discretion.

To date, the Company has entered into three separate guarantees and the following table summarizes the terms:

Guarantee	Date of Guarantee	Lease Term of Equipment	Total Rental Payments Due per Master Lease	Irrevocable Letter of Credit	Grace Options
1	December 2006	36 months, beginning January 2007	$ 8.2 million	$ 6.4 million	2.1 million shares
2	February 2007	36 months, beginning March 2007	$ 10.2 million	$ 8.0 million	2.6 million shares
3	March 2007	36 months, beginning May 2007	$ 2.6 million	$ 2.1 million	0.7 million shares

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

In connection with the Company’s divestitures in the first quarter of fiscal 2007 (see Note 4), the Company has agreed to indemnify the buyers with respect to certain matters.

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

Product Warranties:

The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining estimated obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates.

The Company typically warrants its non-SunPower products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. SunPower warrants or guarantees the performance of its solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants or guarantees the functionality of solar cells and imaging detectors for at least one year. In addition, SunPower generally provides warranty on systems for a period of five years.

The following table presents the Company’s warranty activities:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Beginning balance	$6,024	$2,869
Warranty reserves assumed by SunPower in connection with the PowerLight acquisition	6,542	—
Settlements	(1,187)	(1,320)
Provisions	4,759	1,988

Ending balance	$16,138	$3,537

SunPower represented approximately 84% and 18% of the warranty reserve balance as of April 1, 2007 and April 2, 2006, respectively. During the three months ended April 1, 2007, SunPower’s estimated warranty reserve provision rates were higher than the same period in fiscal 2006, based on specific potential warranty exposures and increased warranty provision rates due to results of SunPower’s testing that simulates adverse environmental conditions and potential failure rates SunPower’s solar panels could experience during their 25-year warranty period.

Litigation and Asserted Claims

In February 1999, the Lemelson Partnership sued the Company and 87 other companies in the United States District Court for the District of Arizona for infringement of 16 patents. Two additional patents were added in October 2006. In May 2000, the Court stayed litigation on 14 of the 16 patents in view of concurrent litigation in the United States District Court, District of Nevada, on the same 14 patents. In March 2006, the Nevada Court ordered that all asserted claims of the 14 patents were unenforceable and invalid, and the claims and counterclaims related to the 14 patents were dismissed with prejudice. As of December 31, 2006, there were four patents still at issue in this litigation. In January 2007, the Company, along with three of its joint defense group members, settled this matter for a mutually agreeable amount, in exchange for which the Company and each of the joint defense members received a package license under the Lemelson patents. The settlement did not have a material impact on the Company’s financial condition or results of operations.

In August 2006, Quantum Research Group added the Company as a defendant in a lawsuit filed in the United States District Court, District of Baltimore, Maryland. The amended complaint served on the Company alleges patent infringement, defamation, false light and unfair competition related to the Company’s programmable-system-on-chip microcontroller product as programmed for a single customer. The Company is being indemnified by a third party against this litigation. The Company has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

In October 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the static random access memory (“SRAM”) industry. The Company has made, and will continue to make available employees, documents and other relevant information to the DOJ’s Antitrust Division to support the investigation. The Company believes the ultimate outcome of this investigation will not have a material adverse effect on its financial position or results of operations.

In connection with the DOJ investigation discussed above, in October 2006, the Company, along with a majority of the other SRAM manufacturers, was sued in purported consumer class action suits (82 as of April 1, 2007) in various United

States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. The lawsuits seek restitution, injunction, and damages in an unspecified amount. The cases are being consolidated in the U.S. District Court for the Northern District of California. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

In February 2007, the Company completed arbitration of a breach of contract claim filed by Yield Dynamics. The amended claim sought termination of a license granted under the contract and other specified damages. The Company does not believe the ultimate outcome of this arbitration will have a material adverse effect on its financial position or results of operation.

The Company is currently party to trade secret litigation filed by Silvaco Data Systems in Santa Clara Superior Court. The software at issue was previously purchased by the Company from Circuit Semantics, Inc. The complaint seeks unspecified damages. Trial has been scheduled for September 2007. The Company believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. The Company believes the ultimate outcome of all pending legal proceedings and investigations, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation and investigations, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

NOTE 11. DEBT AND EQUITY TRANSACTIONS

Line of Credit

In connection with the PowerLight acquisition, SunPower assumed a line of credit with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, SunPower paid off the outstanding balance in full.

1.25% Convertible Subordinated Notes (“Cypress 1.25% Notes”)

As of December 31, 2006, the Company had outstanding $599.0 million of the Cypress 1.25% Notes, due in June 2008. During the first quarter of fiscal 2007, the Company called for redemption of the Cypress 1.25% Notes. Holders had the option to convert the Cypress 1.25% Notes into 55.172 shares of Cypress common stock per $1,000 principal amount plus $300 in cash. Alternatively, holders had the option to have their Cypress 1.25% Notes redeemed. Upon redemption, holders would receive $1,000 plus accrued interest per $1,000 principal amount. Any Cypress 1.25% Notes not converted into shares were automatically redeemed. As a result of the redemption, the Company issued approximately 33.0 million shares of its common stock and paid approximately $179.7 million in cash to the holders of the Cypress 1.25% Notes. In addition, the Company wrote off approximately $4.7 million of related unamortized debt issuance costs.

1.00% Convertible Senior Notes (“Cypress 1.00% Notes”)

During the first quarter of fiscal 2007, the Company entered into the following transactions: (1) the issuance of $600.0 million aggregate principal amount of the Cypress 1.00% Notes, (2) the entry into a separate convertible note hedge transaction with respect to Cypress common stock, (3) the issuance of warrants to acquire shares of Cypress common stock in a separate transaction, and (4) the entry into an accelerated share repurchase program.

Cypress 1.00% Notes:

The Company issued $600.0 million in aggregate principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes are governed by an indenture, dated as of March 13, 2007, between Cypress and U.S. Bank National Association, as trustee. The Cypress 1.00% Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at the Company’s election. The initial effective conversion price of the Cypress 1.00% Notes is approximately $23.90 per share, which represents a premium of 26.5% to the closing price of the Cypress common stock on the date of issuance. Holders who convert their Cypress 1.00% Notes in connection with certain types of corporate transactions constituting a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders may require the Company to purchase all or a portion of their Cypress 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Holders may freely convert the Cypress 1.00% Notes on or after June 15, 2009 until the close of business on the business day immediately preceding the maturity date. Prior to June 15, 2009, holders may convert their Cypress 1.00% Notes under any of the following conditions:

•

during any calendar quarter after the calendar quarter ending June 30, 2007, if the closing price of the Cypress common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•

during the five business-day period after any five consecutive trading-day period in which the trading price for each day of such period was less than 98% of the product of the closing price of the Cypress common stock and the conversion rate on each such day;

•	upon the occurrence of specified distributions to holders of the Cypress common stock; or

•	upon a fundamental change.

The Cypress 1.00% Notes are unsubordinated and unsecured obligations of Cypress, and rank equal in right of payment with all of Cypress’s other existing and future unsubordinated and unsecured obligations, rank junior in right of payment to any of Cypress’s secured obligations to the extent of the value of the collateral securing such obligations, and are subordinated in right of payment to all existing and future obligations of Cypress’s subsidiaries.

Convertible Note Hedge and Warrants:

In connection with the sale of the Cypress 1.00% Notes, the Company entered into a separate convertible note hedge transaction. The convertible note hedge transaction is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value per share of the Cypress common stock at the time of exercise is greater than the strike price of $23.90.

In addition, the Company sold warrants to acquire up to approximately 25.1 million shares of the Cypress common stock in a separate warrant transaction. The warrants are to be settled on a net-exercise basis, either in shares of stock or cash, at the Company’s election. The potential dilution caused by the warrants is expected to be limited as only the value above the exercise price of $27.00 could be settled in stock determined using the then fair market value of the Cypress common stock.

The convertible note hedge and warrants are separate transactions entered into by the Company. They are not part of the terms of the Cypress 1.00% Notes and do not affect the holders’ rights under the Cypress 1.00% Notes.

In conjunction with the convertible note hedge and the warrants, the Company paid net premiums of approximately $17.0 million using a portion of the proceeds from the offering of the Cypress 1.00% Notes. The amount was recorded in “Stockholders’ equity” in the Condensed Consolidated Balance Sheet.

Accelerated Share Repurchase Program:

In connection with the offering of the Cypress 1.00% Notes, the Company entered into an accelerated share repurchase program. Pursuant to the program, the Company will repurchase no less than 28.2 million shares of its common stock, the exact number to be determined based on the volume weighted-average price of the Cypress common stock, subject to a per-share floor price and cap price, generally calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. The repurchased shares are held as treasury stock, and the Company’s outstanding shares used to calculate earnings per share are reduced by the number of shares repurchased under the program. As of April 1, 2007, the Company has repurchased approximately 25.2 million shares under the accelerated share repurchase program and recorded approximately $483.1 million in treasury stock in “Stockholders’ equity” in the Condensed Consolidated Balance Sheet. Subsequent to April 1, 2007, the Company has repurchased an additional 3.1 million shares under the accelerated share repurchase program.

Debt Issuance Costs:

In connection with the offering of the Cypress 1.00% Notes, the Company recorded approximately $12.4 million of debt issuance costs.

1.25% Senior Convertible Debentures (“SunPower 1.25% Notes”)

During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes will be payable on February 15 and August 15 of each year, commencing on August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. Any repurchase of the SunPower 1.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the SunPower 1.25% Notes to be repurchased plus accrued and unpaid interest. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the SunPower 1.25% Notes to be redeemed plus accrued and unpaid interest.

Holders of the SunPower 1.25% Notes may, under certain circumstances at their option, convert each of the SunPower 1.25% Notes into cash and, if applicable, shares of SunPower class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to maturity. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The SunPower 1.25% Notes are senior, unsecured obligations of SunPower, ranking equally with all existing and future senior unsecured indebtedness of SunPower. The SunPower 1.25% Notes are effectively subordinated to SunPower’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of SunPower’s subsidiaries.

Debt Issuance Costs:

In connection with the offering of the SunPower 1.25% Notes, SunPower recorded approximately $6.0 million of debt issuance costs.

Share Lending Agreement:

Concurrent with the offering of the SunPower 1.25% Notes, SunPower lent 2.9 million shares of its class A common stock, all of which are being borrowed by an affiliate of one of the underwriters of the SunPower 1.25% Notes. SunPower did not receive any proceeds from that offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to SunPower under the following circumstances: (i) the underwriter affiliate may terminate all or any portion of a loan at any time; (ii) SunPower may terminate any or all of the outstanding loans upon a default by the underwriter affiliate under the share lending agreement, including a breach by the underwriter affiliate of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of the underwriter affiliate; or (iii) if SunPower enters into a merger or similar business combination transaction with an unaffiliated third party, all outstanding loans will terminate on the effective date of such event.

Shares loaned to the underwriter affiliate are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of SunPower’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of SunPower’s stockholders and the right to receive any dividends or other distributions that SunPower may pay or make on its outstanding shares of class A common stock.

Stock Repurchase Program

In the first quarter of fiscal 2007, the Company’s Board of Directors authorized a new stock repurchase program of up to $300 million. This program is in addition to the accelerated share repurchase program described above. All previous repurchase programs have been terminated as a result of this new program. Stock repurchases under the new program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The new stock repurchase program may be limited or terminated at any time without prior notice. To date, the Company has not repurchased any shares under this program.

Equity Option Contracts

As of December 31, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. The contracts required physical settlement. Upon expiration of the options, if the Company’s stock price was above the threshold price of $21 per share, the Company would receive a settlement value totaling $30.3 million in cash. If the Company’s stock price was below the threshold price of $21 per share, the Company would receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended.

During the first quarter of fiscal 2007, the contracts expired and the Company did not renew them. Because the Company’s stock price was below $21 per share at the expiration date, the Company received 1.4 million shares of its common stock which are accounted for as treasury stock. The Company recorded $26.0 million in treasury stock in “Stockholders’ equity” in the Condensed Consolidated Balance Sheet.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of
(In thousands)	April 1, 2007	December 31, 2006
Net unrealized gains on available-for-sale investments	$1,127	$277
Net unrealized losses on derivatives	(1,170)	(1,570)
Foreign currency translation adjustments	336	—

Total accumulated other comprehensive income (loss)	$293	$(1,293)

The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Net income (loss)	$(2,021)	$7,081
Net unrealized gains on available-for-sale investments	850	315
Net unrealized gains (losses) on derivatives	400	(928)
Foreign currency translation adjustments	336	—

Total comprehensive loss	$(435)	$(6,468)

NOTE 13. FOREIGN CURRENCY DERIVATIVES

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

As of April 1, 2007, the Company’s hedge instruments consisted primarily of foreign exchange forward and option contracts. The Company estimates the fair value of its forward and option contracts based on spot rates and interest differentials from published sources.

Hedges of forecasted foreign currency denominated revenues using foreign exchange forward and option contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized losses recorded in accumulated other comprehensive income (loss), net of tax, was $1.2 million and $1.6 million as of April 1, 2007 and December 31, 2006, respectively. As of April 1, 2007 and December 31, 2006, the Company had outstanding forward contracts primarily relating to SunPower with an aggregate notional value of $124.0 million and $105.6 million, respectively. All outstanding contracts will mature by January 2008.

In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances. As of April 1, 2007 and December 31, 2006, the Company had outstanding forward contracts with an aggregate notional value of $28.2 million and $33.3 million, respectively, to offset the risks associated with foreign currency denominated assets and liabilities. All such outstanding contracts matured in April 2007.

NOTE 14. INCOME TAXES

The Company’s effective rate of income tax benefit was approximately 38% for the three months ended April 1, 2007 and the effective rate of income tax provision was approximately 19% for the three months ended April 2, 2006. The tax benefit for the first quarter of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets in a foreign country. This was partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. The tax provision for the first quarter of fiscal 2006 was attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets in a foreign country.

Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $3.2 million and a corresponding increase in accumulated deficit. As of January 1, 2007, the total amount of unrecognized tax benefits was approximately $59.9 million, of which $37.2 million, if recognized, would affect the Company’s effective tax rate and $22.7 million would result in an additional deferred tax asset that would be offset by a valuation allowance. There have been no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2007. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations of the Company’s tax returns by the U.S. or foreign tax authorities; and

•	expiration of statue of limitations on the Company’s tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management determined that an estimate of the range of reasonably possible material changes in the unrecognized tax benefits within the next 12 months cannot be made.

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalties, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. As of January 1, 2007, the amount of accrued interest and penalties totaled $3.2 million. No material additional amount was accrued during the first quarter of fiscal 2007.

Examinations by Tax Authorities

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of January 1, 2007:

Tax Jurisdictions	Tax Years
The U.S.	2003 and onward
The Philippines	2004 and onward
India	2002 and onward
California	2002 and onward

There were no material changes during the first quarter of fiscal 2007.

While years prior to 2003 for the U.S. corporate tax return are not open for assessment, the Internal Revenue Service (“IRS”) can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

The IRS is currently conducting an audit of the Company’s federal income tax returns for fiscal 2003 and 2004. In addition, non-U.S. tax authorities are currently conducting tax audits of the Company’s subsidiaries in the Philippines and India. As of April 1, 2007, no material adjustments have been proposed by the IRS or other such foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no significant adjustments upon the completion of their reviews.

NOTE 15. STOCK PURCHASE ASSISTANCE PLAN (“SPAP”)

In May 2001, the Company’s stockholders approved the adoption of the SPAP program. The SPAP program allowed for loans to employees to purchase shares of the Company’s common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and members of the Board of Directors, were allowed to participate in the SPAP program. The loans were granted to certain executive officers prior to adoption of the Sarbanes-Oxley Act of 2002, which prohibits most loans to executive officers of public corporations. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was collateralized by a pledge of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The SPAP program was terminated in the first quarter of fiscal 2002 and no new loans have been granted to employees since the first quarter of fiscal 2002.

As of April 1, 2007, interest rates associated with the outstanding loans ranged from 5.0% to 8.3% per annum. As loans are at interest rates below the estimated market rates, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each outstanding loan. Compensation expense related to these loans was $0.3 million and $0.6 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

The following table summarizes the components of the outstanding loan balance:

	As of
(In thousands)	April 1, 2007	December 31, 2006
Principal:
Active employees	$15,944	$19,638
Former employees	12,088	11,567

Total principal	28,032	31,205

Accrued interest:
Active employees	2,594	3,905
Former employees	2,703	2,244

Total accrued interest	5,297	6,149

Total outstanding loan balance – principal and accrued interest	33,329	37,354
Less: allowance for uncollectible loans	(8,318)	(8,345)

Total outstanding loan balance, net	$25,011	$29,009

The outstanding loan balance, net of allowance for uncollectible loans, is classified as a current asset in the Condensed Consolidated Balance Sheets.

Changes in the allowance for uncollectible loans, if any, are recognized in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and a fair value analysis of the loans and the underlying collateral. The allowance was determined by management with the assistance of an analysis performed by an independent appraisal firm. To date, write-offs have been immaterial.

The Company’s security interest in the collateral is currently reflected in security agreements executed by each participant and account control agreements executed by and between the Company, the participant and the third party service provider who helps administer the SPAP program. During the first quarter of fiscal 2007, the Company has engaged a new third party service provider to help administer the SPAP program.

NOTE 16. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted-average common shares outstanding for the period. Diluted net income per common share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Diluted net loss per common share is computed using the weighted-average common shares outstanding for the period and excludes all potentially dilutive securities because the Company is in a net loss position and their inclusion would have been anti-dilutive. Potentially dilutive securities primarily include stock options, restricted stock, convertible subordinated notes and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per-share amounts)	April 1, 2007	April 2, 2006
Basic:
Net income (loss)	$(2,021)	$7,081

Weighted-average common shares	155,699	138,330

Basic net income (loss) per share	$(0.01)	$0.05

Diluted:
Net income (loss)	$(2,021)	$7,081
Other	—	(97)

Net income (loss) for diluted computation	$(2,021)	$6,984

Weighted-average common shares	155,699	138,330
Effect of dilutive securities, primarily stock options	—	6,585

Weighted-average common shares for diluted computation	155,699	144,915

Diluted net income (loss) per share	$(0.01)	$0.05

Anti-Dilutive Securities:

The following securities were excluded from the computation of diluted net income (loss) per share because their impact was anti-dilutive:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Stock options	31,347	19,900
Shares issuable upon assumed conversion of the Cypress 1.25% Notes (1)	17,818	33,048
Warrants to acquire Cypress’s shares (2)	25,105	—

The principal amount of the Cypress 1.00% Notes is settled in cash upon conversion (see Note 11).

(1)	The Company redeemed all of the Cypress 1.25% Notes in February 2007. For the three months ended April 1, 2007, shares represent amounts assumed issued, weighted for the period the Cypress 1.25% Notes were outstanding (from the beginning of the period to February 2007).
(2)	Issued in conjunction with the Cypress 1.00% Notes (see Note 11).

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

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on general-purpose timing solutions, universal serial bus (“USB”) and programmable-system-on-chip (“PSoC”) products
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), nonvolatile memories and image sensor products
SunPower	a majority-owned subsidiary of Cypress specializing in solar power products
Other	includes Silicon Light Machines (“SLM”), a majority-owned subsidiary of Cypress specializing in optical components, certain foundry-related services performed by us on behalf of others, and certain corporate expenses

The Company generally does not allocate acquisition-related costs, restructuring costs, stock-based compensation expense, gain on divestitures, investment-related gain (loss), impairment charges, income taxes and minority interest to its segments. In addition, the Company does not allocate assets and liabilities to the segments as the Company does not manage its business in this manner.

The following tables set forth information relating to the reportable business segments. The results of operations of PowerLight have been included in SunPower’s results of operations subsequent to January 10, 2007 (see Note 3).

Revenues:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Consumer and Computation Division	$76,752	$89,208
Data Communications Division	32,519	32,023
Memory and Imaging Division	84,710	76,200
SunPower	142,347	41,958
Other	6,524	9,748

Total revenues	$342,852	$249,137

Income (Loss) Before Income Taxes and Minority Interest:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Consumer and Computation Division	$2,854	$8,770
Data Communications Division	6,565	3,864
Memory and Imaging Division	9,722	(1,436)
SunPower	26,604	2,873
Other	(6,246)	(2,492)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(19,116)	(6,253)
Restructuring costs	—	(602)
Stock-based compensation expense	(22,105)	(10,705)
Gain on divestitures	10,782	5,998
Gain on investments in equity securities	929	10,027
Impairment related to synthetic lease	(7,006)	(500)
Investment impairment charges	(601)	(883)
Write-off of unamortized debt issuance costs	(4,651)	—
Other income (expense), net	(379)	120

Income (loss) before income taxes and minority interest	$(2,648)	$8,781

Geographical Information:

International revenues accounted for 65% of total revenues for the three months ended April 1, 2007, compared with 73% for the three months ended April 2, 2006. The following table presents the Company’s total revenues by geographical locations:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
United States	$119,339	$66,424
Europe:
Germany	27,992	25,082
All other	74,964	23,865
Asia:
Japan	19,494	25,963
Taiwan	18,893	31,669
All other	82,170	76,134

Total revenues	$342,852	$249,137

Customer Information:

No customers accounted for more than 10% of the Company’s total revenues during the three months ended April 1, 2007 and April 2, 2006.

NOTE 18. SUBSEQUENT EVENTS

Sale of SunPower Shares

In May 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (converted from class B common stock) in a private offering and received net proceeds of approximately $437.3 million. Following the sale, Cypress continues to own 44.5 million shares of SunPower class B common stock. As of May 1, 2007, Cypress’s ownership interest in SunPower was as follows:

As a percentage of SunPower’s total outstanding shares of capital stock	59%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis	55%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	91%

As of the end of the first quarter of fiscal 2007, the Company’s net deferred tax assets were fully reserved due to uncertainty of realization in accordance with SFAS No. 109 “Accounting for Income Taxes.” In connection with the Company’s capital gain from the sale of the SunPower shares, the Company intends to adjust its valuation allowance against deferred tax assets. To the extent tax benefits of pre-acquisition losses of acquired entities are utilized, the tax benefit will be utilized first to reduce any remaining associated intangible assets and goodwill.

Accelerated Share Repurchase Program

In April 2007, the Company repurchased an additional 3.1 million shares of its common stock under the accelerated share repurchase program (see Note 11). As of May 1, 2007, the Company has repurchased a total of 28.3 million shares under the program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed in the “Forward-Looking Statements” section under Part I of this Quarterly Report on Form 10-Q.

Executive Summary

General:

Our mission is to transform Cypress from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the programmable system-on-chip (“PSoC”) products, universal serial bus (“USB”) controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive, industrial and, through our majority-owned subsidiary SunPower Corporation (“SunPower”), solar power.

Currently, our internal organization is structured into the following reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on general-purpose timing solutions, USB and PSoC products
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), nonvolatile memories and image sensor products
SunPower	a majority-owned subsidiary of Cypress specializing in solar power products
Other	includes Silicon Light Machines (“SLM”), a majority-owned subsidiary of Cypress specializing in optical components, certain foundry-related services performed by us on behalf of others, and certain corporate expenses

SunPower:

As of April 1, 2007, Cypress owned approximately 52.0 million shares of SunPower class B common stock. Cypress’s ownership in SunPower as of April 1, 2007 was as follows:

As a percentage of SunPower’s total outstanding shares of capital stock	70%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis	64%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock(1)	94%

(1)	Holders of class B common stock are entitled to eight votes per share and holders of class A common stock are entitled to one vote per share.

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

In May 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (converted from class B common stock). Following the sale, Cypress continued to own 44.5 million shares of SunPower class B common stock. As of May 1, 2007, Cypress’s ownership interest in SunPower was as follows:

As a percentage of SunPower’s total outstanding shares of capital stock	59%
As a percentage of SunPower’s total outstanding shares of capital stock on a fully diluted basis	55%
As a percentage of the total voting power of SunPower’s outstanding shares of capital stock	91%

Acquisition:

During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems for commercial, government and utility customers worldwide. Purchase consideration and future stock-based compensation totaled approximately $334.4 million.

PowerLight designs, assembles, markets and sells solar electric power system technology that integrates solar cells and solar panels from SunPower and other suppliers to convert sunlight to electricity compatible with the utility network. The acquisition will enable SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives, and simplify and improve customer experience.

Convertible Debt:

1.25% Convertible Subordinated Notes (“Cypress 1.25% Notes”):

During the first quarter of fiscal 2007, we called for redemption all of the Cypress 1.25% Notes. As a result of the redemption, we issued 33.0 million shares of our common stock and paid $179.7 million in cash.

1.00% Convertible Senior Notes (“Cypress 1.00% Notes”):

During the first quarter of fiscal 2007, we issued $600.0 million in principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value of the Cypress 1.00% Notes is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress’s election. The initial effective conversion price of the Cypress 1.00% Notes is approximately $23.90 per share.

In connection with the offering of the Cypress 1.00% Notes, we entered into an accelerated share repurchase program to repurchase no less than 28.2 million shares of common stock. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. As of April 1, 2007, we have repurchased approximately 25.2 million shares.

1.25% Senior Convertible Debentures (“SunPower 1.25% Notes”):

During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Holders of the SunPower 1.25% Notes may, under certain circumstances at their option, convert the SunPower 1.25% Notes into cash and, if applicable, shares of SunPower class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to the close of business on the business day immediately preceding the maturity date.

Divestitures:

Silicon Valley Technology Center (“SVTC”):

In the first quarter of fiscal 2007, we completed the sale of our SVTC business to Semiconductor Technology Services, LLC (“STS”), for approximately $53.0 million in cash. SVTC offered start-ups and established companies the opportunity to develop and characterize silicon-based technologies cost effectively using a state-of-the-art manufacturing-like fab environment and semiconductor toolset. We recognized a gain of $10.6 million from the divestiture.

Image Sensor:

In the first quarter of fiscal 2007, we completed the sale of the automotive imaging product line and certain assets associated with the consumer imaging product line of our Image Sensor business unit to Sensata Technologies, Inc. (“Sensata”) for approximately $11.0 million in cash. We retained the custom imaging product line of our Image Sensor business unit. We recognized a gain of $0.2 million from the divestiture.

Results of Operations

Revenues

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Consumer and Computation Division	$76,752	$89,208
Data Communications Division	32,519	32,023
Memory and Imaging Division	84,710	76,200
SunPower	142,347	41,958
Other	6,524	9,748

Total revenues	$342,852	$249,137

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased $12.5 million in the first quarter of fiscal 2007, or approximately 14%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $7.0 million in sales of our USB products primarily due to lower unit sales, $6.3 million in sales of our personal computer clock products as we divested the product line in the fourth quarter of fiscal 2006, and $5.5 million in sales of our general-purpose clock business primarily due to slowing demand in the base-station market. The decrease was partially offset by an increase of approximately $6.3 million in sales of our PSoC solutions, driven by record design wins, expansion of our customer base and continued market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division increased $0.5 million in the first quarter of fiscal 2007, or 2%, compared to the same prior-year period. The increase was attributable to an increase of approximately $5.2 million in sales of our programmable logic device products primarily due to last-time buys by our customers as certain of these products are in an end-of-life cycle. The increase in sales was partially offset by a decrease of approximately $3.1 million in sales of our specialty memory products primarily due to the continued slowdown in the base-station market.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased $8.5 million in the first quarter of fiscal 2007, or 11%, compared to the same prior-year period. Sales of our synchronous and asynchronous SRAM products in our memory product division increased approximately $9.9 million due to increased demand for networking and communications applications. This increase was partially offset by a decrease of approximately $3.7 million in sales of our pseudo-SRAM products as these products are being discontinued.

Sales of our image sensor products were flat period-over-period. During the first quarter of fiscal 2007, we divested a portion of our image sensor product lines.

SunPower:

Revenues from SunPower increased $100.4 million in the first quarter of fiscal 2007, or 239%, compared to the same-prior-year period. During the first quarter of fiscal 2007, SunPower acquired PowerLight, which contributed approximately $78.5 million in revenues. Excluding the increase resulting from the PowerLight acquisition, the revenue increase in the first quarter of fiscal 2007 resulted from continued increases in unit production and unit shipments of both solar cells and solar panels as SunPower has continued to expand its solar manufacturing capacity. During the first three quarters of fiscal 2006, SunPower had three solar cell manufacturing lines in operation with an approximate annual production capacity of 75 megawatts. Since then, SunPower added a fourth 33 megawatt line during the fourth quarter of fiscal 2006 and it expects to commence commercial production in its next three solar cell lines in the second half of fiscal 2007.

SunPower recognizes revenues related to PowerLight’s fixed price contracts on a “percent completion” basis. The revenue from this business is driven by the performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. Accordingly, this could result in fluctuations in SunPower’s revenues in future periods.

Other:

Revenues from the Other segment were insignificant as a percentage of our total revenues for both periods presented. For the three months ended April 1, 2007, the decrease in revenues compared with the same prior-year period was primarily attributable to lower sales generated by SLM.

Cost of Revenues

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Cost of revenues	$210,547	$145,725
Gross margin	38.6%	41.5%

For the three months ended April 1, 2007, the decline in gross margin on a consolidated basis compared to the same prior-year period was primarily attributable to a shift in revenue mix, as SunPower, which has margins lower than our other segments, continued to constitute a larger portion of our business. SunPower accounted for approximately 42% of our total sales in the first quarter of fiscal 2007 compared with only 17% in the same prior-year period. In addition, for the three months ended April 1, 2007, gross margin was negatively impacted by the absorption of fixed manufacturing costs in our fabs in the semiconductor business, and an increase in stock-based compensation expense partly due to awards granted in the PowerLight acquisition. The decline in gross margin for the three months ended April 1, 2007 was partially offset by the continued improvement of average selling prices primarily related to our proprietary programmable products.

Inventory Reserves:

Our gross margin is also impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business. For the three months ended April 1, 2007 and April 2, 2006, the net impact of the inventory adjustments was a charge (benefit) of $0.3 million and $(0.5) million, respectively. The inventory reserve balance was $26.1 million and $23.1 million as of April 1, 2007 and December 31, 2006, respectively.

Research and Development (“R&D”) Expenses

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
R&D	$52,370	$62,331
As a percentage of revenues	15.3%	25.0%

For the three months ended April 1, 2007, R&D expenses decreased $10.0 million compared to the same prior-year period. The decrease in R&D expenditures was primarily due to cost savings of approximately $9.1 million resulting from the divestitures of non-strategic product lines and businesses in fiscal 2006 and the first quarter of fiscal 2007, coupled with the termination of certain employees related to process technology development.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
SG&A	$68,705	$44,755
As a percentage of revenues	20.0%	18.0%

For the three months ended April 1, 2007, SG&A expenses increased $24.0 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to an increase of $18.0 million related to SunPower. SG&A expenditures increased for SunPower primarily as a result of both the acquisition and integration of PowerLight, increased headcount and employee-related costs to support the growth of SunPower’s business, and higher stock-based compensation expense due to awards granted in the PowerLight acquisition. Excluding SunPower, the increase in SG&A expenditures of $6.0 million was primarily attributable to an increase of $3.2 million in professional fees, primarily consulting and legal fees, and higher employee-related costs of $2.3 million primarily due to growth and headcount increase in our sales and marketing function.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

For the three months ended April 1, 2007, amortization was $9.2 million compared with $4.5 million during the corresponding fiscal 2006 period. The increase was primarily due to additional amortization of $5.7 million resulting from the PowerLight acquisition, partially offset by a decrease of $1.0 million primarily related to other intangible assets that have been fully amortized during fiscal 2006 or sold as a result of our divestitures.

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of PowerLight, SunPower recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed. No IPR&D charge was recorded in the first quarter of fiscal 2006.

In-process research and development projects related to PowerLight consist of two components: design automation tool and tracking systems and other. In assessing the projects, SunPower considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, and various projects’ stage of development.

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Design automation tool	5%	$0.2 million	$2.6 million	December 2010
Tracking systems and other	30%	$0.2 million	$0.8 million	July 2007

Status of In-Process Research and Development Projects:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects related to PowerLight. As of April 1, 2007, SunPower has incurred total post-acquisition costs of approximately $0.6 million related to the in-process research and development projects and estimate that an additional investment of approximately $3.1 million will be required to complete the projects. SunPower expects to complete the projects within the original estimated timeframe.

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

Impairment Loss Related to Synthetic Lease

During the first quarter of fiscal 2007, we exercised our option to purchase land and buildings previously held under the synthetic lease for $62.7 million. At the date of termination, we determined that an impairment existed related to the properties and recorded an impairment loss of $7.0 million in the first quarter of fiscal 2007. See “Off-Balance Sheet Arrangements” below for further discussion.

Gain on Divestitures

We completed two divestitures in the first quarter of fiscal 2007 and recognized total gains of $10.8 million from the sales. We completed one divestiture in the first quarter of fiscal 2006 and recognized a gain of $6.0 million.

SVTC:

In the first quarter of fiscal 2007, we completed the sale of our SVTC business to Semiconductor Technology Services, LLC (“STS”), for approximately $53.0 million in cash, pursuant to an Asset Purchase Agreement dated January 29, 2007. In connection with the transaction, we agreed to provide certain transition services to STS for a limited time following the completion of the sale.

We recorded a gain of $10.6 million in connection with the sale of SVTC during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$52,950
Net book value of assets sold to STS	(41,750)
Transaction and other costs	(640)

Gain on disposal of SVTC	$10,560

Assets sold to STS included the following:

(In thousands)
Properties, plant and equipment, net:
Land and building	$8,050
Equipment	29,773
Other, primarily accounts receivable	3,927

Total assets sold to STS	$41,750

In conjunction with the SVTC divestiture, we exercised our option to purchase land and buildings previously held under the synthetic lease. Upon the termination of the synthetic lease, we sold one of the buildings and land located in California to STS as part of the SVTC divestiture.

In conjunction with the sale, approximately 85 SVTC employees were either terminated by us or transferred to STS.

Image Sensor:

In the first quarter of fiscal 2007, we completed the sale of the automotive imaging product line and certain assets associated with the consumer imaging product line of our Image Sensor business unit to Sensata for approximately $11.0 million in cash, pursuant to an Asset Purchase Agreement dated February 27, 2007. In connection with the transaction, we agreed to provide certain transition services to Sensata for a limited time following the completion of the sale. We retained the custom imaging product line of our Image Sensor business unit.

We recorded a gain of $0.2 million in connection with the disposal of the image sensor product lines during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$11,000
Net book value of assets sold to Sensata	(6,534)
Allocated goodwill	(2,306)
Severance and other benefits	(1,093)
Transaction and other costs	(845)

Gain on disposal of image sensor product lines	$222

Assets sold to Sensata included the following:

(In thousands)
Inventories, net	$1,438
Intangible assets, net	4,581
Other	515

Total assets sold to Sensata	$6,534

Intangible assets sold to Sensata included certain purchased technology, patents and non-compete agreements which had been acquired by us in conjunction with previous business combinations.

The Image Sensor business unit is a reporting unit that includes goodwill acquired by us in conjunction with previous business combinations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we included a portion of the goodwill in the carrying amount of the disposed image sensor product lines in determining the gain on disposal. The amount was based on the relative fair values of the image sensor product lines disposed of and the remaining portion of the image sensor business unit that was retained by us.

In conjunction with the sale, approximately 25 employees in the Image Sensor business unit were transferred to Sensata.

Interest Income

Interest income primarily includes interest earned on cash and cash equivalents, short-term investments and restricted cash. In addition, interest income includes interest income associated with the outstanding loans under the stock purchase assistance plan.

Interest income increased $2.6 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. The increase in interest income was primarily driven by higher average cash and investment balances, coupled with higher interest rates.

Interest Expense

Interest expense is primarily incurred on convertible notes. In addition, interest expense also includes interest expense related to SunPower’s outstanding customer advances.

Interest expense increased $0.1 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. The increase in interest expense was primarily attributable to the issuance of the Cypress 1.00% Notes and the SunPower 1.25% Notes during the first quarter of fiscal 2007, resulting in approximately $0.6 million in interest expense. In addition, the increase was attributable to an increase of $0.4 million in interest expense related to SunPower’s outstanding customer advances. The increase was partially offset by a decrease in interest expense of approximately $0.8 million related to the Cypress 1.25% Notes, which were fully redeemed in February 2007.

Other Income (Expense), Net

The following table summarizes the components of other income (expense):

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Amortization of debt issuance costs	$(947)	$(930)
Write-off of unamortized debt issuance costs	(4,651)	—
Gain on investments in equity securities	929	10,027
Investment impairment charges	(601)	(883)
Changes in fair value of warrants held	436	40
Foreign currency exchange gain	823	146
Changes in fair value of investments held under the deferred compensation plan	(154)	883
Other	49	(103)

Total other income (expense), net	$(4,116)	$9,180

Write-Off of Unamortized Debt Issuance Costs:

During the first quarter of fiscal 2007, we redeemed all of the Cypress 1.25% Notes. As a result, we wrote off $4.7 million of related unamortized debt issuance costs.

Gain on Investments:

During the first quarter of fiscal 2007, we sold our equity investments in two public companies and recognized total gains of $0.9 million.

During the first quarter of fiscal 2006, we completed the sale of our equity investments in two public companies and recognized total gains of $7.1 million. In addition, one of the privately-held companies in which we held an equity investment was acquired by a public company, resulting in us receiving shares in the public company. As a result of the transaction, we recognized a gain of $2.9 million during the first quarter of fiscal 2006.

Deferred Compensation Plan:

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the option to defer the receipt of compensation in order to accumulate funds for retirement. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain our assets and are subject to claims of general creditors. As of April 1, 2007 and December 31, 2006, deferred compensation plan assets totaled $22.0 million and $22.3 million, respectively, and liabilities totaled $25.7 million and $25.8 million, respectively.

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the liabilities are marked to market with the offset being recorded as an operating expense or credit. The assets (excluding the amounts invested in our common stock) are marked to market with the offset being recorded in “Other income (expense), net.” No entries are recorded for the amounts invested in our common stock because the amounts are accounted for as treasury stock.

All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Changes in fair value of assets recorded in:
Other income (expense), net	$(154)	$883
Changes in fair value of liabilities recorded in:
Cost of revenues	(129)	(326)
R&D	(149)	(376)
SG&A	(113)	(287)

Total expense	$(545)	$(106)

Income Taxes

Our effective rate of income tax benefit was approximately 38% for the three months ended April 1, 2007 and our effective rate of income tax provision was approximately 19% for the three months ended April 2, 2006. The tax benefit for the first quarter of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets in a foreign country. This was partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. The tax provision for the first quarter of fiscal 2006 was attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets in a foreign country.

The Internal Revenue Service (“IRS”) is currently conducting an audit of our federal income tax returns for fiscal 2003 and 2004. In addition, non-U.S. tax authorities are currently conducting tax audits of our subsidiaries in the Philippines and India. As of April 1, 2007, no material adjustments have been proposed by the IRS or other such foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no significant adjustments upon the completion of their reviews.

Minority Interest

We recorded minority interest related to our majority-owned subsidiaries, including primarily SunPower, of approximately $(0.4) million for the three months ended April 1, 2007 and $(37,000) for the three months ended April 2, 2006. SunPower generated net income of $1.2 million for the three months ended April 1, 2007 and $0.3 million for the three months ended April 2, 2006.

As of April 1, 2007 and April 2, 2006, our ownership interest in SunPower was approximately 70% and 85%, respectively. The dilution in our ownership interest was primarily attributable to SunPower’s follow-on public offering of its common stock in the second quarter of fiscal 2006 and the issuance of SunPower’s common stock in connection with the acquisition of PowerLight in the first quarter of fiscal 2007.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and long-term debt:

	As of
(In thousands)	April 1, 2007	December 31, 2006
Cash, cash equivalents and short-term investments	$492,548	$580,174
Working capital	$637,990	$676,789
Long-term debt	$800,000	$598,996

Key Components of Cash Flows:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Net cash flow generated from (used in) operating activities	$(18,335)	$36,055
Net cash flow used in investing activities	(45,158)	(22,179)
Net cash flow generated from financing activities	28,845	15,110

Net increase (decrease) in cash and cash equivalents	$(34,648)	$28,986

During the three months ended April 1, 2007, net cash used in operations increased $54.4 million compared with the three months ended April 2, 2006. The decrease in operating cash flows was primarily driven by a net loss incurred during the current three-month period compared with net income generated in the same prior-year period, adjusted for certain non-cash items including depreciation and amortization, gains on investments, gain on divestitures, impairment losses, write-off of debt issuance costs, in-process research and development charge, stock-based compensation expense, and the impact of changes in operating assets and liabilities, net of effects of divestitures and the PowerLight acquisition. Accounts receivable decreased primarily due to improved collection efforts. The increase in inventories was primarily due to the growth at SunPower to support its volume ramp, as well as the build-up of die bank inventories in our core semiconductor business to meet customer profiles. The increase in other assets was primarily due to additional advances to polysilicon suppliers coupled with higher costs and estimated earnings in excess of billings related to SunPower’s fixed price construction contracts.

During the three months ended April 1, 2007, net cash used in investing activities increased $23.0 million compared with the three months ended April 2, 2006. For the three months ended April 1, 2007, SunPower spent $98.6 million in cash, net of cash acquired, for the PowerLight acquisition. In addition, we spent $67.3 million on acquisitions of property and equipment (which included $56.2 million use of cash for SunPower’s purchases). These uses of cash were partially offset by proceeds of $64.0 million from our divestitures, $54.1 million from sales and maturities of investments, net of purchases, and $3.2 million from the collection of loans from employees related to the stock purchase assistance plan. During the three months ended April 2, 2006, we spent approximately $37.5 million for the acquisitions of property and equipment (which included $20.3 million use of cash for SunPower’s purchases). These uses of cash were partially offset by proceeds of $14.2 million from sales and maturities of investments, net of purchases.

During the three months ended April 1, 2007, net cash generated from financing activities increased $13.7 million compared with the three months ended April 2, 2006. For the three months ended April 1, 2007, financing activities primarily included: (1) redemption of the Cypress 1.25% Notes, which resulted in cash payment of approximately $179.7 million to the note holders, (2) issuance of $600.0 million in principal amount of the Cypress 1.00% Notes and $200.0 million in principal amount of the SunPower 1.25% Notes, and related debt issuance costs of approximately $18.0 million, (3) purchase of a convertible note hedge and issuance of warrants, which used $17.0 million in cash, and (4) funding for the share repurchase program using net proceeds of $571.0 million from the offering of the Cypress 1.00% Notes. In addition, issuance of common shares under our employee stock plans generated $18.2 million in cash. For the three months ended April 2, 2006, financing activities primarily included the issuance of common shares under our employee stock plans, which generated $20.8 million in cash, and the repayment of borrowings, which used $5.9 million of cash.

Liquidity:

Stock Repurchase Program:

During the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program terminated all previous repurchase programs. As of April 1, 2007, we have not repurchased any shares under this program.

Convertible Notes - Cypress:

At the end of fiscal 2006, we had $599.0 million of principal amount of the Cypress 1.25% Notes that were due in June 2008. During the first quarter of fiscal 2007, we called for redemption of the Cypress 1.25% Notes. Holders may convert the Cypress 1.25% Notes into 55.172 shares of our common stock per $1,000 principal amount plus $300 in cash. Alternatively, holders may have their Cypress 1.25% Notes redeemed. Upon redemption, holders received $1,000 plus accrued interest per $1,000 principal amount. Any Cypress 1.25% Notes not converted into shares were automatically redeemed. As a result of the redemption, we issued 33.0 million shares of our common stock and paid $179.7 million in cash to the holders of the Cypress 1.25% Notes.

During the first quarter of fiscal 2007, we issued $600.0 million in aggregate principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress’s election. The initial effective conversion price of the Cypress 1.00% Notes is approximately $23.90 per share, which represents a premium of 26.5% to the closing price of the Cypress common stock on the date of issuance. Holders who convert their Cypress 1.00% Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders may require Cypress to purchase all or a portion of their Cypress 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

In connection with the sale of the Cypress 1.00% Notes, we entered into a separate convertible note hedge transaction. The convertible note hedge transaction is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value per share of the Cypress common stock at the time of exercise is greater than the strike price of $23.90. In addition, we sold warrants to acquire up to approximately 25.1 million shares of the Cypress common stock in a separate warrant transaction. The warrants are to be settled on a net-exercise basis, either in shares of stock or cash, at the Company’s election. The potential dilution caused by the warrants is expected to be limited as only the value above the exercise price of $27.00 could be settled in stock determined using the then fair market value of the Cypress common stock. In conjunction with the convertible note hedge and the warrants, we paid net premiums of approximately $17.0 million using a portion of the proceeds from the offering of the Cypress 1.00% Notes.

In connection with the offering of the Cypress 1.00% Notes, we entered into an accelerated share repurchase program. Pursuant to the program, we will repurchase no less than approximately 28.2 million shares of common stock, the exact number to be determined based on the volume weighted-average price of the Cypress common stock, subject to a per-share floor price and cap price, generally calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. As of April 1, 2007, Cypress has repurchased approximately 25.2 million shares under the accelerated share repurchase program.

Convertible Notes – SunPower:

During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. Any repurchase of the SunPower 1.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the SunPower 1.25% Notes to be repurchased plus accrued and unpaid interest. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the SunPower 1.25% Notes to be redeemed plus accrued and unpaid interest. Holders of the SunPower 1.25% Notes may, under certain circumstances at their option, convert the SunPower 1.25% Notes into cash and, if applicable, shares of SunPower class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to the close of business on the business day immediately preceding the maturity date.

Lines of Credit:

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2006, this line of credit was extended to December 2007 and the total amount was decreased to $30.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 1.25%. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. As of April 1, 2007, no amount under this line of credit was outstanding. In connection with certain lease guarantees, we have obtained irrevocable letters of credit totaling approximately $16.5 million as of April 1, 2007. See “Lease Guarantee” below for further discussion.

In December 2005, SunPower entered into a $25.0 million, three-year revolving credit facility with certain financial institutions. The credit facility is collateralized by substantially all of SunPower’s assets, including the stock of SunPower’s foreign subsidiaries. Borrowings under the credit facility are subject to customary conditions as well as (1) with respect to the first $10.0 million drawn on the credit facility, maintenance of cash collateral to the extent of amounts borrowed (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the credit facility, satisfaction of a coverage test which is based on a ratio of cash flow to capital expenditures. Borrowings outstanding under the credit facility bear interest at a rate of the greater of the prime rate or the federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. As of April 1, 2007, no borrowings were outstanding under this credit facility.

Lease Obligations:

On June 27, 2003, we entered into a synthetic lease agreement for certain of our U.S. manufacturing and office facilities. The lease agreement required us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. During the first quarter of fiscal 2007, we terminated the lease and exercised our option to purchase the properties for $62.7 million, using our restricted cash collateral. See “Off-Balance Sheet Arrangements” below for further discussion.

Purchase Obligations:

We have outstanding purchase obligations, which represent principally our open purchase orders for services, software, manufacturing equipment, building improvements and supplies. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of April 1, 2007, non-cancelable purchase obligations totaled approximately $123.8 million. In addition, SunPower has agreements with suppliers of polysilicon, ingots, wafers, solar cells and solar modules. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that SunPower terminates the arrangements. As of April 1, 2007, total obligations related to such supply agreements were approximately $1.3 billion.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of April 1, 2007, in addition to $378.9 million in cash and cash equivalents, we had $113.7 million invested in short-term investments for a total liquid cash and investment position of $492.6 million. During the first quarter of fiscal 2007, we terminated our synthetic lease and used approximately $62.7 million of our restricted cash to purchase land and buildings held under the lease.

As of April 1, 2007, our cash, cash equivalents and short-term investment balances included approximately $209.5 million of SunPower’s cash and cash equivalents, which are not available for general corporate uses by Cypress.

As of April 1, 2007, Cypress held 52.0 million shares of SunPower class B common stock. Based on quoted market prices, the fair value of Cypress’s ownership interest in SunPower was approximately $2.4 billion as of April 1, 2007, with a range of $1.9 billion and $2.4 billion during the first quarter of fiscal 2007. In May 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (converted from class B common stock) and received net proceeds of approximately $437.3 million. Following the sale, Cypress continued to own 44.5 million shares of SunPower class B common stock. As our financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements (including our debt obligations), we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

Lease Guarantee:

During the fourth quarter of fiscal 2005, we entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), pursuant to which we have transferred certain of our proprietary process technologies to Grace’s Shanghai, China facility. In accordance with a foundry agreement executed in the fourth quarter of fiscal 2006, we purchase wafers from Grace that are produced using these process technologies.

Pursuant to a master lease agreement, Grace has leased from CIT Technologies Corporation (“CIT”) certain semiconductor manufacturing equipment. In conjunction with the master lease agreement, we have entered into a series of guarantees with CIT for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to CIT of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from CIT. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not made any payments under these guarantees.

Pursuant to the guarantees, we obtained irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by CIT on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and CIT. If we default, CIT will be entitled to draw on the letters of credit.

In connection with the guarantees, we were granted options to purchase a quantity of ordinary shares of Grace equal to 20% of the purchase price of the equipment leased.

As of April 1, 2007, we determined that the fair values of the guarantees and the options were not material to our financial statements.

Under the terms of the agreement, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. We are under no obligation to guarantee any future rent payments on additional equipment leases for the benefit of Grace and will do so only in our sole discretion.

To date, we have entered into three separate guarantees and the following table summarizes the terms:

Guarantee	Date of Guarantee	Lease Term of Equipment	Total Rental Payments Due per Master Lease	Irrevocable Letter of Credit	Grace Options

1	December 2006	36 months, beginning January 2007	$ 8.2 million	$ 6.4 million	2.1 million shares
2	February 2007	36 months, beginning March 2007	$ 10.2 million	$ 8.0 million	2.6 million shares
3	March 2007	36 months, beginning May 2007	$ 2.6 million	$ 2.1 million	0.7 million shares

Off-Balance Sheet Arrangements:

Synthetic Lease:

In June 2003, we entered into a synthetic lease agreement for three facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required us to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which is June 2008. The synthetic lease obligation of $62.7 million was not recorded in our Condensed Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $0.7 million and $0.8 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

We were required to evaluate periodically the expected fair value of the properties at the end of the lease term. As we determined that it was estimable and probable that the expected fair value of the properties at the end of the lease term would be less than $62.7 million, we ratably accrued the impairment loss over the remaining lease term. As of December 31, 2006, the total impairment loss accrual was $5.7 million. The fair value analysis on the properties was performed by management with the assistance of independent appraisal firms.

We were also required to maintain restricted cash or investments to serve as collateral for the synthetic lease. As of December 31, 2006, the balance of restricted cash and accrued interest was $63.3 million.

During the first quarter of fiscal 2007, we exercised our option under the synthetic lease to purchase the properties for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, we determined that an impairment loss of $12.7 million existed for the properties, representing the difference between the fair value of the properties and the lease obligation. As a result, we recognized an additional impairment loss of $7.0 million, representing the difference between the total impairment loss and the amount previously accrued, in the Condensed Consolidated Statement of Operations and recorded approximately $50.0 million for the value of the properties in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheet in the first quarter of fiscal 2007.

Subsequent to the termination of the synthetic lease, we sold one of the properties, valued at $8.1 million, as part of the SVTC divestiture.

Equity Option Contracts:

As of December 31, 2006, we had outstanding a series of equity options on our common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. The contracts required physical settlement. Upon expiration of the options, if our stock price was above the threshold price of $21 per share, we would receive a settlement value totaling $30.3 million in cash. If our stock price was below the threshold price of $21 per share, we would receive 1.4 million shares of our common stock. Alternatively, the contracts may be renewed and extended.

During the first quarter of fiscal 2007, the contracts expired and we did not renew them. Because our stock price was below $21 per share at the expiration date, we received 1.4 million shares of our common stock.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the impact of this pronouncement on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial condition.

In June 2006, the FASB ratified the provisions of EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-02”), which requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. We adopted this pronouncement in the first quarter of fiscal 2007 and the impact of the adoption was an increase of approximately $1.8 million to accumulated deficit.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this standard in the first quarter of fiscal 2007 and the impact of the adoption was an increase of approximately $3.2 million to accumulated deficit. See Note 14 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

The fair market value of the Cypress 1.00% Notes is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the Cypress 1.00% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Cypress 1.00% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Cypress 1.00% Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of April 1, 2007, the estimated fair value of the Cypress 1.00% Notes was approximately $606.6 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the Cypress 1.00% Notes to approximately $667.3 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the Cypress 1.00% Notes to $546.0 million.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Our subsidiary SunPower entered into a series of Euro forward and option contracts to hedge forecasted foreign denominated revenues. The total notional amount of these contracts was $124.0 million as of April 1, 2007. If the forecasted cash flow fails to materialize, SunPower will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $16.0 million on these contracts.

Investments in Publicly-Traded and Privately-Held Companies

We have investments, including marketable equity securities and warrants, in certain public companies other than SunPower. The marketable equity securities consist of common stock and are classified as available-for-sale investments. They are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in “Accumulated other comprehensive income (loss).” In addition, our investments include warrants to purchase shares of a public company’s common stock. These warrants are classified as derivative instruments and are carried at fair value with the resulting gains or losses recognized in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

The fair value of the common stock and warrants is subject to market price volatility. As of April 1, 2007, the fair value of our marketable equity securities was $5.0 million. A 10% increase in the stock prices of our investments would increase the fair value of our investments by approximately $0.5 million, and a 10% decrease in the stock prices would decrease the fair value of our investments by approximately $0.5 million. As of April 1, 2007, the fair value of our warrants classified as derivative instruments was $2.5 million. A 10% increase in the stock price of the investee would increase the value of our warrants by approximately $0.3 million, and a 10% decrease in the stock price would decrease the value of our warrants by approximately $0.3 million.

Our investment portfolio also includes warrants that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of April 1, 2007, the carrying value of these warrants was $2.4 million.

We have investments in several privately-held companies, many of which are start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of April 1, 2007, the carrying value of our investments in privately-held companies was $10.5 million.

Stock Purchase Assistance Plan (“SPAP”)

As of April 1, 2007, we had $33.3 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP program. The SPAP program was terminated in the first quarter of fiscal 2002 and no new loans have been granted to employees since the first quarter of fiscal 2002. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the program, the Chief Executive Officer and members of the Board of Directors did not participate in this program. As of April 1, 2007, we had an allowance for uncollectible loans of $8.3 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. To date, write-offs have been immaterial.

As of April 1, 2007, the carrying value of the loans exceeded the underlying common stock collateral by $10.4 million. The carrying value of the loans would exceed the underlying common stock collateral by $8.0 million if our stock price increased 10%, and by $12.6 million if our stock price decreased 10%.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We face significant volatility in supply and demand conditions for our products, and this volatility, as well as any failure by us to accurately forecast future supply and demand conditions, could materially and negatively impact our business.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including:

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory and image sensors;

•	networking equipment;

•	consumer electronics, automotive electronics and industrial controls; and

•	solar power products.

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

The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment that is marked by erosion of average selling prices over the life of each product and rapid technological change resulting in limited product life cycles. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	the quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts, especially as compared to our competitors;

•	our customer service;

•	our customer satisfaction;

•	the pace at which customers incorporate our products into their systems;

•	the number, strength and nature of our competitors, the markets they target and the rate of their technological advances;

•	general economic conditions; and

•	our access to and the availability of capital.

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

Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products are important sources of revenue for us. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generation of products substantially more difficult than prior generations. Ultimately, whether we can successfully introduce these and other new products depends on our ability to develop and implement new ways of manufacturing semiconductors.

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

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, defects in the masks used to print circuits on a wafer or other problems in the wafer fabrication process can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be non-functional. We and, similarly, our third party foundry partners, may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities, or the facilities of our third-party foundry partners, would seriously harm our business, financial condition and results of operations. We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.

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

Problems in the performance or availability of other companies we hire to perform certain manufacturing and transport tasks could seriously harm our financial performance.

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

SunPower is currently facing an industry-wide shortage of polysilicon. The prices that SunPower pays for polysilicon have increased recently, and SunPower expects these price increases to continue, which may constrain revenue growth and decrease gross margins and profitability. In addition, an inability to secure adequate polysilicon supplies could severely hurt operations and result in a significant decrease in SunPower’s and Cypress’ revenues and profits.

Polysilicon is an essential raw material in SunPower’s production of photovoltaic, or solar, cells and also in the solar cells and modules used by its PowerLight business to produce solar power systems. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. SunPower expects that the average price of polysilicon will continue to increase. Increases in polysilicon prices in the past have increased SunPower’s manufacturing costs and may impact its manufacturing costs and net income in the future. As demand for solar cells has increased, many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, it does not believe that the supply imbalance will be remedied in the near term. SunPower expects that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

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

A limited number of SunPower’s customers comprise a significant portion of its revenues and those customers do not have long-term agreements, and thus any decrease in revenue from cancellations by these customers could have an adverse effect on SunPower.

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

Furthermore, SunPower does not have long-term agreements with customers, but instead operates on a purchase order basis. Although SunPower believes that cancellations on its purchase orders to date have been insignificant, its customers may cancel or reschedule purchase orders with SunPower on relatively short notice. SunPower relies upon a limited number of customers for a substantial portion of its revenues. Accordingly, cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing SunPower sufficient time to reduce, or delay the incurrence of, its corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose SunPower to the risks of inventory shortages or excess inventory. The loss or significant rescheduling of sales to any of SunPower’s customers could have a significant negative impact on SunPower’s and Cypress’ business.

If the market for solar power products takes longer to develop than SunPower anticipates or does not develop at all, or if SunPower fails to compete successfully in the solar power market, its revenue and profitability could be adversely affected.

The market for solar power products manufactured by SunPower is emerging and rapidly evolving. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SunPower’s products or solar power products generally fails to develop sufficiently or at all, SunPower’s revenues and profitability could be adversely affected. In addition, demand for solar power products in the markets and geographic regions SunPower targets may develop more slowly than it anticipates or not at all. Many factors will influence the adoption of solar power technology as well as SunPower’s ability to compete in the solar power products market, including:

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

PowerLight, which was acquired by SunPower in the first quarter of fiscal 2007, recognizes revenue on a “percent completion” basis and, as a result, the revenue from this business is driven by the performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. SunPower intends to recognize revenue from projects of the PowerLight business on a similar basis. As a consequence, SunPower will delay the recognition of revenue from sales of cells and panels to PowerLight until PowerLight recognizes revenue. This could result in unpredictability of SunPower’s revenue.

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

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to potential future results. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Our analyses and forecasts have in the past and, given the complexity and volatility of our business, will likely in the future, prove to be incorrect. We offer no assurance that such predictions or analyses will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution.

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

In addition, the implied market value of the shares of class B common stock of SunPower we hold has, since SunPower’s initial public offering, been significant relative to the total value of our outstanding common stock. As a result, the trading price of our common stock has been and likely will continue to be affected by several factors related to SunPower, including:

•	the trading price for SunPower class A common stock; and

•	actions taken or statements made by us, SunPower or others concerning the potential separation of SunPower from us, including, but not limited to, spin-off, split-off or sale.

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

Protection of our intellectual property rights is essential to keeping others from copying the innovations that are central to our existing and future products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, our flexible fab initiative requires us to enter into technology transfer agreements with external foundry partners, providing third party access to our manufacturing intellectual property and resulting in additional risk to our intellectual property. In some cases, these technology transfer and/or license agreements are governed by foreign law, which could afford less protection and/or result in increased costs to enforce such agreements. We anticipate that we will not continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights.

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

We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. For example, the Antitrust Division of the Department of Justice (“DOJ”) is currently conducting an investigation into possible antitrust violations in the SRAM industry. In addition, in connection with the DOJ investigation, we are defendants in purported consumer class action lawsuits alleging claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. Our financial results could be materially and adversely impacted by unfavorable outcomes to any of these or other pending or future litigation or investigation. There can be no assurances as to the outcome of any litigation or investigation. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, such litigation, investigations and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Unfavorable outcome of examinations of our tax returns by tax authorities could have a material impact on our results of operations and financial position.

Our tax returns are subject to examination by various tax authorities in countries in which we operate. The Internal Revenue Service (“IRS”) is currently conducting an audit of our federal income tax returns for fiscal 2003 and 2004. During fiscal 2006, non-U.S. tax authorities commenced tax audits of our subsidiaries in the Philippines and India. As of April 1, 2007, no material adjustments have been proposed by the IRS or other such foreign tax authorities. However, the IRS and the other foreign tax authorities have not completed their examinations. If significant adjustments result from the conclusion of the examinations, our results of operations and financial position could be materially impacted.

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

We are subject to many different environmental, health and safety laws, regulations and directives, and compliance with them may be costly.

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

Our headquarters in California, manufacturing facilities in the Philippines and some of our major vendors’ facilities are located near major earthquake faults or are subject to seasonal typhoons. We have not been able to maintain insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment and we could suffer damages that could seriously harm our business, financial condition and results of operations.

The failure to integrate our business and technologies with those of companies that we or SunPower have recently acquired, or that we or SunPower may acquire in the future, could adversely affect our financial results.

We and SunPower have made acquisitions and pursued other strategic relationships in the past and may pursue additional acquisitions in the future. If we or SunPower fail to integrate these businesses successfully, our financial results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we and SunPower face with regard to prior and future acquisitions include:

•	integrating acquired technology or products;

•	integrating acquired products into our manufacturing facilities;

•	integrating different accounting policies and methodologies;

•	assimilating and retaining the personnel of the acquired companies;

•	coordinating and integrating geographically dispersed operations;

•	our ability to retain customers of the acquired company;

•	the potential disruption of our and our suppliers’ ongoing business and distraction of management;

•	the maintenance of brand recognition of acquired businesses;

•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the development and maintenance of uniform standards, corporate cultures, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	the potential unknown liabilities associated with acquired businesses.

We may incur losses in connection with loans made under our stock purchase assistance plan.

We have outstanding loans, consisting of principal and cumulative accrued interest, to employees and former employees under our stockholder-approved 2001 employee stock purchase assistance plan. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. We have an allowance for uncollectible loans. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. While the loans are secured by the shares of our stock purchased with the loan proceeds, the value of this collateral would be adversely affected if our stock price declined significantly.

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

As a result of the offering of the Cypress 1.00% Notes and the SunPower 1.25% Notes, we will have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As a result of the $600.0 million Cypress 1.00% Notes and the $200.0 million SunPower 1.25% Notes offering completed in the first quarter of fiscal 2007, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Cypress 1.00% Notes and the SunPower 1.25% Notes.

Any modification of the accounting guidelines for convertible debt could result in higher interest expense related to the Cypress 1.00% Notes, which could materially impact our results of operations and earnings per share.

The Financial Accounting Standards Board’s Emerging Issue Task Force (“EITF”) is currently reviewing the accounting for convertible debt instruments with terms similar to our recently issued Cypress 1.00% Notes. The EITF is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to our reported interest expense. This could materially impact our results of operations and earnings per share.

Our certificate of incorporation and by-laws include anti-takeover provisions that may enable our management to resist an unwelcome takeover attempt by a third party.

Our organizational documents and Delaware law contain provisions that might discourage, delay or prevent a change in control of our company or a change in our management. Our Board of Directors may also choose to adopt further anti-takeover measures without stockholder approval. The existence and adoption of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

During the first quarter of fiscal 2007, we redeemed all of the Cypress 1.25% Notes and issued approximately 33.0 million unregistered shares of our common stock. The issuance was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(10) thereof. No underwriters were used in connection with the transaction.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock made during the first quarter of fiscal 2007:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the plans or the programs
January 1, 2007 — January 28, 2007	—	$—	—	$300,000,000
January 29, 2007 — February 24, 2007	—	$—	—	$300,000,000
February 25, 2007 — April 1, 2007	25,188,842	$19.12	25,188,842	$387,911,667

Total	25,188,842	$19.12	25,188,842

As of the end of the first quarter of fiscal 2007, we have the following two outstanding repurchase programs:

Stock Repurchase Program:

In the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. All previous repurchase programs have been terminated as a result of this new program. Stock repurchases under the new program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The new stock repurchase program may be limited or terminated at any time without prior notice. As of April 1, 2007, no shares have been repurchased under this program.

Accelerated Share Repurchase Program:

In connection with the sale of the Cypress 1.00% Notes, we entered into an agreement relating to an accelerated share repurchase program. Pursuant to the program, we will repurchase no less than approximately 28.2 million shares of common stock, the exact number to be determined based on the volume weighted-average price of common stock, subject to a per-share floor price and cap price, generally calculated over a period of approximately three months.

The accelerated share repurchase program was funded with approximately $571 million of net proceeds from the offering of the Cypress 1.00% Notes. As of April 1, 2007, we have repurchased approximately 25.2 million shares under the accelerated share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on May 3, 2007, stockholders (1) elected each of the proposed director nominees, (2) ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accountants for fiscal 2007, and (3) approved the amendment to our 1994 Stock Plan. Of the total 177,573,079 shares of our common stock outstanding as of the record date of March 7, 2007, 164,937,262 shares (or approximately 93%) were present or represented by proxy at the meeting.

The results were as follows:

1. Proposal One – Election of Directors:

	Number of Shares
Nominees	Voted For	Withheld
W. Steve Albrecht	158,261,459	6,675,803
Eric A. Benhamou	157,020,349	7,916,913
Lloyd Carney	158,344,069	6,593,193
James R. Long	158,279,653	6,657,609
J. Daniel McCranie	158,211,490	6,725,772
T. J. Rodgers	157,768,861	7,168,401
Evert Van de Ven	158,042,712	6,894,550

2. Proposal Two – Ratification of PricewaterhouseCoopers LLP:

Number of Shares
Voted For	Against	Abstain
159,274,003	5,436,995	226,264

3. Proposal Three – Approval of Amendment to the 1994 Stock Plan:

Number of Shares
Voted For	Against	Abstain	Broker Non-Vote
100,998,753	14,410,171	437,412	49,090,926

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On May 9, 2007, our Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the first quarter of fiscal 2007. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Profit Sharing Plan (the “PPSP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our earnings per share as well as individual strategic, operational and financial goals established for each executive, and the performance measures under the PPSP include our earnings per share and the individual’s percentage of success in achieving certain quarterly goals. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 30, 2007) under the KEBP and the PPSP in the first quarter of fiscal 2007:

Named Executive Officers	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$202,868	$3,709
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$48,720	$2,353
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$39,440	$1,905
Paul Keswick, Executive Vice President, New Product Development	$32,993	$1,594
Norman Taffe, Executive Vice President, Consumer and Computation Division	$31,855	$1,539

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP and PPSP, totaling $135,459 and $7,062, respectively, to five other executive officers who are not Named Executive Officers.

Performance-Based Grants

On May 11, 2007 the Compensation Committee granted performance-based restricted stock units (“RSUs”) under Cypress’s 1994 Stock Plan (the “Plan”). The awards were issued to certain employees of Cypress, including our Named Executive Officers. The following table sets forth the RSU grants to our Named Executive Officers under the Plan and the minimum, target and maximum share payouts over five years subject to performance:

Named Executive Officer	Minimum	Target	Maximum
T.J. Rodgers	0	800,000	800,000
Brad W. Buss	0	400,000	500,000
Christopher Seams	0	320,000	400,000
Paul Keswick	0	320,000	400,000
Norman Taffe	0	275,000	343,750

        The Plan is designed to reward long-term performance. For all Named Executive Officers, 50% of the target number of RSUs can be earned ratably over the next five years if the Company achieves certain performance based milestones as established by the Compensation Committee each year. For 2007, the performance milestone will require that the semiconductor business meets or exceeds certain operating income targets for the remaining three quarters. If the performance milestone for any year is achieved, then 10% of the target number of RSUs will vest following the period in which the performance milestone was achieved, upon the Compensation Committee confirming in writing that the performance milestone was achieved. For all Named Executive Officers, if the performance milestone is not achieved for the period, the targeted shares for that period are forfeited and not able to be earned in a future period.

For all Named Executive Officers, the remaining 50% of the target number of RSUs can be earned ratably over the five-year period only if the Company achieves certain performance based milestones as established by the Compensation Committee each year. For 2007, the performance milestone, for all Named Executive Officers other than Mr. Rodgers and Mr. Buss, will require that the semiconductor business attain certain threshold levels of semiconductor operating income percentage growth versus a peer group of companies for the remaining three quarters. For Mr. Buss and Mr. Rodgers to earn the remaining 50% of the target number of RSUs, the performance milestone for 2007 will require the common stock appreciation of Cypress to be equal to or greater than the appreciation of the Philadelphia Semiconductor Sector Index (“SOXX”) with both measures calculated on a trailing three-year average. For all Named Executive Officers, if the performance milestone is not achieved for the period, the targeted shares for that period are forfeited and not able to be earned in a future period.

In addition to the target amounts, each Named Executive Officer, other than Mr. Rodgers, has been granted an RSU covering 25% of the units subject to the target award. These RSUs may also be earned ratably, over the next five years, if the Company achieves certain performance based milestones as established by the Compensation Committee each year. For 2007, the performance milestone will require that the common stock appreciation of Cypress is at least equal to or greater than the appreciation of the SOXX for 2007, subject to the Compensation Committee certifying in writing that the performance milestone was achieved. If the performance milestone is not achieved for the period, the targeted shares for that period are forfeited and not able to be earned in a future period.

All RSUs are settled, following vesting and certification by the Compensation Committee that the performance milestones have been achieved, in shares of common stock, on a one share for one-unit basis (with each share adjusted for any stock splits, stock dividends, spin-offs or other changes in capitalization effected without receipt of consideration by Cypress). None of the Named Executive Officers will be eligible to receive any further standard annual focal equity awards until 2010, except that Mr. Rodgers may be granted additional equity awards at the discretion of the Compensation Committee.

Director Grants

On May 3, 2007, the Board of Directors amended the Plan to remove, effective immediately and with effect to the stock options otherwise to be granted on such date, the Plan provisions requiring automatic annual stock option grants covering 20,000 shares to outside directors, as such term is defined in the Plan (“Outside Directors”). In addition, the Board of Directors delegated the Compensation Committee with the authority to further amend the Plan to provide, in lieu of the automatic annual stock option grants, for automatic annual grants of RSUs to Outside Directors covering such number of units and subject to vesting conditions as determined by the Compensation Committee in its sole discretion.

On May 11, 2007, the Compensation Committee further amended the Plan to provide, in lieu of automatic annual stock option grants, for automatic annual grants of RSUs to Outside Directors covering 10,000 units. Each annual RSU grant will vest 20% per year on the date immediately prior to Cypress’s regularly scheduled annual stockholders meeting, which will be 100% vested on the day prior to the annual stockholders meeting held approximately five years following the grant date, subject to the continued service of the Outside Directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Consent and Amendment No. 4 to Loan and Security Agreement dated March 5, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10.2	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 11, 2007	By:	/s/ Brad W. Buss
Brad W. Buss
Executive Vice President, Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Consent and Amendment No. 4 to Loan and Security Agreement dated March 5, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.

10.2	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.