Form 10-Q
period 2007-07-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2007-08-10
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The total number of outstanding shares of the registrant’s common stock as of August 1, 2007 was 154,373,285.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; Cypress’s intent to fully realize its investment in SunPower; the rate of customer acceptance of our products and our resulting market share; dilution of Cypress’s ownership in SunPower; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; our expectations regarding pending investigations and litigation; the availability of raw materials, such as polysilicon, used in the manufacturing of SunPower’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and our expectations regarding our outstanding warranty liability. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1, 2007	December 31, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$820,909	$413,536
Short-term investments	165,030	166,638
Accounts receivable, net	208,307	163,196
Inventories	201,615	119,184
Other current assets	138,627	90,074

Total current assets	1,534,488	952,628

Property, plant and equipment, net	656,770	572,018
Goodwill	534,895	360,350
Intangible assets, net	76,900	35,495
Other assets	186,404	203,034

Total assets	$2,989,457	$2,123,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,662	$92,206
Accrued compensation and employee benefits	45,043	42,402
Deferred income	38,754	44,917
Income taxes payable	14,770	7,321
Other current liabilities	148,585	88,993

Total current liabilities	411,814	275,839

Convertible debt	800,000	598,996
Deferred income taxes and other tax liabilities	57,275	40,471
Other long-term liabilities	33,070	39,188

Total liabilities	1,302,159	954,494

Commitments and contingencies (Note 10)
Minority interest	266,438	123,472
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 183,348 and 145,071 shares issued; 152,808 and 144,844 shares outstanding at July 1, 2007 and December 31, 2006, respectively	1,834	1,451
Additional paid-in-capital	2,071,369	1,469,159
Accumulated other comprehensive income (loss)	12,223	(1,293)
Accumulated deficit	(64,842)	(421,220)

	2,020,584	1,048,097
Less: shares of common stock held in treasury, at cost; 30,540 and 227 shares at July 1, 2007 and December 31, 2006, respectively	(599,724)	(2,538)

Total stockholders’ equity	1,420,860	1,045,559

Total liabilities and stockholders’ equity	$2,989,457	$2,123,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except per-share amounts)
Revenues	$372,786	$265,236	$715,638	$514,373
Costs and expenses:
Cost of revenues	250,038	151,343	460,585	297,068
Research and development	42,737	61,263	95,107	123,594
Selling, general and administrative	74,712	43,398	143,417	88,153
In-process research and development charge	—	—	9,575	—
Amortization of acquisition-related intangibles	9,593	3,937	18,813	8,387
Impairment of acquisition-related intangibles	14,068	—	14,068	—
Impairment related to synthetic lease	—	500	7,006	1,000
Gains on divestitures	—	—	(10,782)	(5,998)
Restructuring costs (credits)	—	(113)	—	489

Total costs and expenses, net	391,148	260,328	737,789	512,693
Operating income (loss)	(18,362)	4,908	(22,151)	1,680
Interest income	10,555	7,184	18,175	12,237
Interest expense	(2,586)	(2,391)	(4,949)	(4,615)
Other income (expense), net	369,829	(1,596)	365,713	7,584

Income before income tax and minority interest	359,436	8,105	356,788	16,886
Income tax benefit (provision)	1,885	(1,119)	2,878	(2,782)
Minority interest, net of tax	2,039	(1,139)	1,673	(1,176)

Net income	$363,360	$5,847	$361,339	$12,928

Net income per share:
Basic	$2.39	$0.04	$2.35	$0.09
Diluted	$2.29	$0.04	$2.14	$0.09

Shares used in per-share calculation:
Basic	152,111	139,989	153,905	139,160
Diluted	158,857	145,306	168,994	145,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
	(In thousands)
Cash flow from operating activities:
Net income	$361,339	$12,928
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	73,925	64,603
Stock-based compensation expense	49,722	22,694
In-process research and development charge	9,575	—
Write-off of unamortized debt issuance costs	4,651	—
Impairment of acquisition-related intangibles	14,068	—
Impairment related to synthetic lease	7,006	1,000
Gain on sale of SunPower common stock	(373,173)	—
Impairment of investments	601	883
Gain on divestitures	(10,782)	(5,998)
Gain on investments in equity securities	(929)	(10,027)
(Gain) loss on sale/retirement of property and equipment, net	(92)	460
Employee stock purchase assistance plan (“SPAP”) interest income	(698)	(1,153)
Restructuring costs	—	489
Deferred income taxes	(10,583)	944
Minority interest	(1,673)	1,176
Changes in assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable, net	(3,454)	(26,617)
Inventories	(54,726)	(23,491)
Other assets	(36,421)	(26,224)
Accounts payable and other liabilities	(5,240)	25,265
Deferred income	(6,163)	25,534

Net cash generated from operating activities	16,953	62,466

Cash flow from investing activities:
Purchase of available-for-sale investments	(125,304)	(61,825)
Proceeds from sales or maturities of available-for-sale investments	138,741	117,645
Proceeds from sale of SunPower common stock	437,250	—
Cash paid for other investments	—	(5,247)
Proceeds from divestitures	63,950	—
Acquisitions of property and equipment	(123,667)	(66,411)
Cash used for acquisition, net of cash acquired	(98,645)	—
Decrease in restricted cash	4,711	—
Proceeds from collection of SPAP loan principal	11,926	5,603
Issuance of note receivable	—	(10,000)
Proceeds from sales of property and equipment	41	1,501

Net cash generated from (used in) investing activities	309,003	(18,734)

Cash flow from financing activities:
Repayment of borrowings	(3,563)	(6,259)
Redemption of convertible debt	(179,735)	(300)
Proceeds from issuance of convertible debt	800,000	—
Debt issuance costs	(18,920)	—
Purchase of convertible note hedge, net of proceeds from issuance of warrants	(16,967)	—
Share repurchases under the accelerated share repurchase program	(571,033)	—
Proceeds from issuance of common shares under the employee stock plans	70,774	37,443
Proceeds from SunPower’s follow-on public offering, net	—	197,431
Proceeds from extension of equity option contracts	—	598

Net cash generated from financing activities	80,556	228,913

Effect of exchange rate changes on cash and cash equivalents	861	—

Net increase in cash and cash equivalents	407,373	272,645
Cash and cash equivalents, beginning period	413,536	221,206

Cash and cash equivalents, end of period	$820,909	$493,851

Supplemental disclosure of non-cash information:
Purchase of properties under the synthetic lease, using restricted cash collateral	$50,087	$—
Issuance of common shares from redemption of convertible debt	$419,261	$700
Capital stock received from divestiture	$—	$58,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2007 and 2006 consist of 52 weeks. The second quarter of fiscal 2007 ended on July 1, 2007 and the second quarter of fiscal 2006 ended on July 2, 2006.

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

The consolidated results of operations for the three and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Policies Related to SunPower Corporation, Systems (“SP Systems”)

In January 2007, SunPower completed the acquisition of PowerLight Corporation (“PowerLight”). To capitalize on SunPower’s name recognition, SunPower changed PowerLight’s name to SP Systems in June 2007 (see Note 3).

Revenue and Cost Recognition for Construction Contracts:

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

Due to inherent uncertainties in estimating cost, job cost estimates are reviewed and/or updated by management, who determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer’s on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor, and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

“Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. This amount was recorded in “Other current assets” in the Condensed Consolidated Balance Sheet and totaled approximately $23.5 million as of July 1, 2007. “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. This amount was recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheet and totaled approximately $48.6 million as of July 1, 2007.

Deferred Project Costs:

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of July 1, 2007, deferred project costs totaled $24.9 million and were recorded in “Other current assets” in the Condensed Consolidated Balance Sheet.

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

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”), which requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The Company adopted this pronouncement in the first quarter of fiscal 2007 and the impact of the adoption was an increase of $1.8 million in “Other current liabilities” and a corresponding increase in “Accumulated deficit” in the Condensed Consolidated Balance Sheet.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this standard in the first quarter of fiscal 2007 and the impact of the adoption was an increase in the liability for unrecognized tax benefits of $3.2 million and a corresponding increase in “Accumulated deficit” in the Condensed Consolidated Balance Sheet (see Note 14).

NOTE 2. CYPRESS’S OWNERSHIP IN SUNPOWER

In May 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (which were converted from class B common stock). As a result of the transaction, Cypress received total net proceeds of $437.3 million and recorded a gain of $373.2 million in “Other income (expense), net” in the Condensed Consolidated Statement of Operations.

As of July 1, 2007 and December 31, 2006, Cypress held approximately 44.5 million and 52.0 million shares of SunPower class B common stock, respectively. The following table summarizes Cypress’s ownership in SunPower:

	As of
	July 1, 2007	December 31, 2006
As a percentage of SunPower’s outstanding shares of capital stock	59%	75%
As a percentage of SunPower’s outstanding shares of capital stock on a fully diluted basis	55%	70%
As a percentage of the total voting rights of SunPower’s outstanding shares of capital stock(1)	91%	96%

(1)

Holders of class B common stock are entitled to eight votes per share and holders of class A common stock are entitled to one vote per share. Only Cypress, its successors in interest and its subsidiaries may hold shares of SunPower class B common stock unless Cypress distributes the shares to its stockholders in a tax-free distribution.

Based on the quoted market prices, the fair value of Cypress’s ownership interest in SunPower was approximately $2.8 billion and $1.9 billion as of July 1, 2007 and December 31, 2006, respectively. As the Company’s financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

In conjunction with SunPower’s acquisition of PowerLight in the first quarter of fiscal 2007 (see Note 3), Cypress entered into an agreement with PowerLight in which Cypress agreed not to sell or enter into any agreement to sell any of its SunPower class B common shares until the earlier of: (1) June 30, 2007 and (2) 60 days after the date on which the Registration Statement on Form S-3 is filed with the Securities and Exchange Commission in connection with the SunPower class A common stock issued in the PowerLight acquisition. The agreement expired in April 2007.

In conjunction with SunPower’s issuance of the senior convertible debentures in the first quarter of fiscal 2007 (see Note 11), Cypress entered into an agreement with the underwriters in which Cypress agreed not to sell or enter into any agreement to sell any of its SunPower class B common shares for a period up to 60 days beginning February 2, 2007. The agreement expired in April 2007.

In July 2007, SunPower issued and sold, in a public offering, 2.7 million shares of its class A common stock at a price of $64.50 per share, and issued and sold $225.0 million aggregate principal amount of 0.75% senior convertible debentures, due in 2027 (see Note 18). In conjunction with the offering, Cypress entered into an agreement with the underwriters in which Cypress agreed not to sell or enter into any agreement to sell any of its SunPower class B common shares for a period of up to 60 days after July 26, 2007.

Cypress currently does not have any plans to distribute to its stockholders shares of SunPower class B common stock, although Cypress may elect to do so in the future. Cypress is continuing to explore ways in which to allow its stockholders to fully realize the value of its investment in SunPower. There can be no assurance that Cypress will commence or conclude a transaction, or take any other actions.

NOTE 3. BUSINESS COMBINATION

PowerLight / SP Systems

During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight, a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. The fair value of the assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of January 10, 2007, the closing date of the transaction, and the results of operations of PowerLight were included in the Company’s consolidated results of operations subsequent to January 10, 2007.

Pursuant to the terms of the acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by SunPower in exchange for aggregate consideration of: (1) approximately $120.7 million in cash, plus (2) a total of 5,708,723 shares of SunPower class A common stock, inclusive of: (a) 1,601,839 shares of SunPower class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) 1,145,643 shares of SunPower class A common stock issued to employees of PowerLight which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by SunPower, both of which lapse over a two-year period under the terms of certain equity restriction agreements. In addition, under the terms of the merger agreement, SunPower issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over four years.

In June 2007, SunPower changed PowerLight’s name to SP Systems to capitalize on SunPower’s name recognition.

The following table summarizes the total purchase consideration and future stock-based compensation:

(In thousands)	Shares	Fair Value
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that were fully vested	618	21,280
Direct transaction costs	—	2,958
Future stock-based compensation:
Restricted stock	1,146	43,046
Stock options assumed that were unvested	984	35,126

Total purchase consideration and future stock-based compensation	5,709	$334,370

The fair value of SunPower’s class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

Of the cash and shares issued in the acquisition, approximately $20.5 million in cash and 824,000 shares, with a total aggregate value of $72.5 million as of July 1, 2007, are being held in escrow as security for the indemnification obligations of certain former PowerLight shareholders and will be released over a period of five years from the date of acquisition.

The allocation of the purchase consideration and future stock-based compensation was as follows:

(In thousands)
Net tangible assets	$13,925
Acquired identifiable intangible assets:
Purchased technology and patents	29,448
Tradename	15,535
Customer relationships	22,730
Backlog	11,787
In-process research and development	9,575
Unearned stock-based compensation	78,172
Deferred tax liability	(21,964)
Goodwill	175,162

Total purchase consideration and future stock-based compensation	$334,370

During the second quarter of fiscal 2007, SunPower recorded an adjustment to increase the goodwill balance by approximately $1.7 million. See “Goodwill” below for further discussion.

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

Acquired Identifiable Intangible Assets:

The fair value attributed to purchased technology and patents was determined using the relief from royalty method, which calculated the present value of the royalty savings by applying a royalty rate of 2.5% and a discount rate of 25% to the appropriate revenue streams. The fair value of purchased technology and patents is being amortized over four years on a straight-line basis.

The fair value attributed to trademark was determined using the royalty savings approach method, using a royalty rate of 1% and a discount rate of 25%. The fair value of trademark was being amortized over five years on a straight-line basis. The determination of the fair value and useful life of the tradename was based on SunPower’s strategy of continuing to market its systems products and services under the PowerLight brand. In June 2007, SunPower formally changed its branding strategy and consolidated all of its product and service offerings under the SunPower brand moniker and eliminated the use of the PowerLight tradename. Based on the change in branding strategy, SunPower determined that the PowerLight tradename intangible asset was impaired during the second quarter of fiscal 2007 and wrote off the net book value of $14.1 million related to the intangible asset.

The fair value attributed to customer relationships was determined using the multi-period excess earnings method, a variation of the income approach method, using a discount rate of 22%. The fair value of customer relationships was amortized over six years on a straight-line basis.

The fair value attributed to backlog was determined using the multi-period excess earnings method with a discount rate of 20%. The fair value of backlog is being amortized over one year on a straight-line basis.

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

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which was derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each project:

Projects	Stage of Completion	Total Cost Incurred	Total Costs to Complete	Completion Dates
Design automation tool:
As of January 10, 2007 (acquisition date)	5%	$0.2 million	$2.6 million	December 2010
As of July 1, 2007	30%	$0.8 million	$2.6 million	June 2008
Tracking systems and other:
As of January 10, 2007 (acquisition date)	30%	$0.2 million	$0.8 million	July 2007
As of July 1, 2007	100%	$0.8 million	$0.8 million	June 2007

Status of In-Process Research and Development Projects:

As of July 1, 2007, SunPower has incurred total post-acquisition costs of $0.6 million related to the design automation tool project and estimates that an additional investment of $1.8 million will be required to complete the project. SunPower expects to complete the design automation tool project by June 2008, approximately two and a half years earlier than the original estimate.

In June 2007, SunPower completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

Goodwill:

The acquisition will enable SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives, and simplify and improve customer experience. These factors primarily contributed to a purchase price that resulted in goodwill. Goodwill that resulted from the acquisition is not deductible for tax purposes.

        Approximately $175.2 million had been allocated to goodwill at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized but instead will be tested for impairment at least annually

(more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, SunPower will incur an accounting charge for the amount of the impairment during the period in which the determination is made. During the three months ended July 1, 2007, SunPower recorded a $1.7 million adjustment to increase goodwill acquired in connection with the acquisition. This adjustment was recorded to reflect an additional loss provision on a construction project that was contracted as of the acquisition date and which has subsequently been determined to have a larger loss than originally estimated, as well as adjustments to the value of certain acquired assets and liabilities.

Financial Commitment Letter:

In conjunction with the acquisition, Cypress entered into a commitment letter with SunPower during the fourth quarter of fiscal 2006 under which Cypress agreed to lend to SunPower up to $130.0 million in cash in order to facilitate the financing of the acquisition or working capital requirements. In February 2007, Cypress and SunPower mutually terminated the commitment letter. No borrowings were outstanding at the termination date.

Pro Forma Financial Information:

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of SP Systems had occurred as of the beginning of the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except per-share amounts)
Revenues	$372,786	$298,974	$717,952	$574,735
Net income (loss)	$363,360	$(12,988)	$359,860	$(23,443)
Net income (loss) per share:
Basic	$2.39	$(0.09)	$2.34	$(0.17)
Diluted	$2.29	$(0.09)	$2.13	$(0.17)

The unaudited pro forma financial information presented above includes the non-recurring in-process research and development charge of $9.6 million. The unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

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

Image Sensor

In the first quarter of fiscal 2007, the Company completed the sale of the automotive imaging product line and certain assets associated with the consumer imaging product line of its image sensor business unit to Sensata Technologies, Inc. (“Sensata”) for approximately $11.0 million in cash, pursuant to an asset purchase agreement dated February 27, 2007. In connection with the transaction, the Company agreed to provide certain transition services to Sensata for a limited time following the completion of the sale. The Company retained the custom imaging product line of its image sensor business unit. The image sensor business unit is part of the Company’s Memory and Imaging Division segment.

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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments:

(In thousands)	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Total
Balance at December 31, 2006	$129,740	$143,808	$83,919	$2,883	$360,350
Adjustments	—	—	(2,306)	176,851	174,545

Balance at July 1, 2007	$129,740	$143,808	$81,613	$179,734	$534,895

For the six months ended July 1, 2007, goodwill adjustments included an addition of $176.9 million related to the acquisition of SP Systems by SunPower (see Note 3), and a write-off of $2.3 million related to the divestiture of certain image sensor product lines (see Note 4).

Intangible Assets

The following tables present details of the Company’s intangible assets:

As of July 1, 2007 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$261,928	$(221,716)	$40,212
Patents, tradenames, customer relationships and backlog	58,851	(25,008)	33,843
Non-compete agreements	18,715	(18,715)	—
Other	6,666	(5,728)	938

Total acquisition-related intangible assets	346,160	(271,167)	74,993
Non-acquisition related intangible assets	3,771	(1,864)	1,907

Total intangible assets	$349,931	$(273,031)	$76,900

As of December 31, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$233,880	$(215,089)	$18,791
Patents, tradenames, customer relationships and backlog	30,534	(17,490)	13,044
Non-compete agreements	19,415	(19,371)	44
Other	6,666	(5,594)	1,072

Total acquisition-related intangible assets	290,495	(257,544)	32,951
Non-acquisition related intangible assets	3,771	(1,227)	2,544

Total intangible assets	$294,266	$(258,771)	$35,495

In connection with the acquisition of PowerLight during the first quarter of fiscal 2007, SunPower recorded $79.5 million of intangible assets (see Note 3), of which $15.5 million was related to the “PowerLight” tradename, the primary branding and product identification for PowerLight. The determination of the fair value and useful life of the tradename was based on SunPower’s strategy of continuing to market its systems products and services under the PowerLight brand. In June 2007, SunPower formally changed its branding strategy and consolidated all of its product and service offerings under the SunPower brand moniker and eliminated the use of the PowerLight tradename. Based on the change in branding strategy, SunPower determined that the PowerLight tradename intangible asset was impaired during the second quarter of fiscal 2007 and wrote off the net book value of $14.1 million related to the intangible asset.

During the first quarter of fiscal 2007, we sold certain purchased technology, patents and non-compete agreements with net book values of $4.6 million in the divestiture of certain image sensor product lines (see Note 4).

As of July 1, 2007, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2007 (remaining six months)	$18,004
2008	20,650
2009	15,591
2010	13,576
2011 and thereafter	9,079

Total amortization expense	$76,900

NOTE 6. SYNTHETIC LEASE

In June 2003, the Company entered into a synthetic lease agreement for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required the Company to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. The synthetic lease obligation of $62.7 million was not recorded in the Company’s Condensed Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $0.9 million and $1.7 million for the three and six months ended July 2, 2006, respectively, and $0.7 million for the three months ended April 1, 2007.

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

During the first quarter of fiscal 2007, the Company exercised its option to purchase land and buildings under the synthetic lease for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, the Company determined that an impairment loss of $12.7 million existed associated with the properties, representing the difference between the fair value of the properties at the date of termination and the lease obligation. As a result, the Company recognized an additional impairment loss of $7.0 million, representing the difference between the total impairment loss of $12.7 million and the amount previously accrued, in the Condensed Consolidated Statement of Operations and recorded approximately $50.0 million related to the properties in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheet in the first quarter of fiscal 2007.

Subsequent to the termination of the synthetic lease, the Company sold one of the properties, valued at $8.1 million, as part of the SVTC divestiture (see Note 4).

NOTE 7. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	July 1, 2007	December 31, 2006
Accounts receivable, gross	$215,861	$168,483
Allowance for doubtful accounts receivable and customer returns	(7,554)	(5,287)

Total accounts receivable, net	$208,307	$163,196

Inventories

	As of
(In thousands)	July 1, 2007	December 31, 2006
Raw materials	$65,108	$16,683
Work-in-process	73,234	67,972
Finished goods	63,273	34,529

Total inventories	$201,615	$119,184

Other Current Assets

	As of
(In thousands)	July 1, 2007	December 31, 2006
Stock purchase assistance plan receivable, net	$14,503	$29,009
Deferred tax assets	10,997	5,236
Prepaid expenses	24,429	15,017
Prepayment to suppliers	10,238	15,394
Costs and estimated earnings in excess of billings	23,459	—
Unbilled earned rebates	5,168	—
Deferred project costs	24,935	—
Value added tax receivable	3,513	618
Note receivable from third party	—	10,000
Other current assets	21,385	14,800

Total other current assets	$138,627	$90,074

Other Assets

(In thousands)	As of
	July 1, 2007	December 31, 2006
Restricted cash related to synthetic lease	$—	$63,255
Key employee deferred compensation plan	22,427	22,284
Investments in equity securities	18,310	19,421
Debt issuance costs, net	16,614	5,272
Prepayments to suppliers	82,984	62,242
Investment in joint venture	4,792	4,994
Value added tax receivable	12,751	—
Other assets	28,526	25,566

Total other assets	$186,404	$203,034

Other Current Liabilities

(In thousands)	As of
	July 1, 2007	December 31, 2006
Key employee deferred compensation plan	$28,061	$25,754
Customer advances	8,340	12,304
Billings in excess of costs and estimated earnings	48,574	—
Warranty reserve	8,460	3,446
Sales representative commissions	5,090	3,898
Accrued royalties	3,322	7,409
Other current liabilities	46,738	36,182

Total other current liabilities	$148,585	$88,993

Deferred Income Taxes and Other Tax Liabilities

(In thousands)	As of
	July 1, 2007	December 31, 2006
Deferred income taxes	$19,353	$6,397
Non-current tax liabilities	37,922	34,074

Total deferred income taxes and other tax liabilities	$57,275	$40,471

Other Long-Term Liabilities

(In thousands)	As of
	July 1, 2007	December 31, 2006
Synthetic lease liabilities	$—	$6,346
Customer advances	21,488	27,687
Warranty reserve	5,854	—
Other long-term liabilities	5,728	5,155

Total other long-term liabilities	$33,070	$39,188

NOTE 8. INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company’s available-for-sale investments:

As of July 1, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$314,071	$—	$(4)	$314,067
Money market funds	444,511	—	—	444,511
Agency discount	9,971	—	—	9,971

Total cash equivalents	768,553	—	(4)	768,549

Short-term investments:
Commercial paper	33,358	—	(1)	33,357
Federal agency notes	37,118	3	(112)	37,009
Corporate notes/bonds	55,253	21	(149)	55,125
Auction rate securities	26,175	—	—	26,175
Asset-backed securities	2,440	—	(5)	2,435
Marketable equity securities	1,053	9,876	—	10,929

Total short-term investments	155,397	9,900	(267)	165,030

Long-term marketable equity securities	3,142	1,571	(1)	4,712

Total available-for-sale securities	$927,092	$11,471	$(272)	$938,291

As of December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$224,042	$3	$(63)	$223,982
Money market funds	171,429	—	—	171,429

Total cash equivalents	395,471	3	(63)	395,411

Short-term investments:
Commercial paper	45,466	—	(13)	45,453
Federal agency notes	39,837	27	(120)	39,744
Corporate notes/bonds	51,698	37	(137)	51,598
Auction rate securities	24,666	—	—	24,666
Asset-backed securities	1,573	18	—	1,591
Marketable equity securities	3,586	—	—	3,586

Total short-term investments	166,826	82	(270)	166,638

Long-term marketable equity securities	3,744	1,180	(471)	4,453

Total available-for-sale securities	$566,041	$1,265	$(804)	$566,502

The Company classifies all available-for-sale, non-equity securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

As of July 1, 2007, contractual maturities of the Company’s short-term, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$101,011	$100,922
Maturing in one to three years	50,893	50,744
Maturing in more than three years	2,440	2,435

Total	$154,344	$154,101

No gains or losses were realized on non-equity investments for all the periods presented. Realized gains related to equity investments were zero and $0.9 million for the three and six months ended July 1, 2007, respectively, and zero and $10.0 million for the three and six months ended July 2, 2006, respectively (see “Investments in Equity Securities” below).

Proceeds from sales and maturities of investments were $138.7 million and $117.6 million for the six months ended July 1, 2007 and July 2, 2006, respectively.

Investments in Equity Securities

The following table summarizes the fair value of the Company’s investments in equity securities recorded in the Condensed Consolidated Balance Sheets:

	As of
	July 1, 2007	December 31, 2006
	(In thousands)
Short-term investments:
Available-for-sale equity securities	$10,929	$3,586
Long-term investments:
Available-for-sale equity securities	4,712	4,453
Other equity securities	13,598	14,968

Total long-term investments	18,310	19,421

Total equity investments	$29,239	$23,007

The Company holds an equity investment in a company that was privately held prior to the second quarter of fiscal 2007 and recorded the investment at cost. During the second quarter of fiscal 2007, the privately-held company went public. As a result, the Company began classifying the investment as available-for-sale and recorded the investment at fair value and the related unrealized gain, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheet. As of July 1, 2007, the fair value of the investment was approximately $10.9 million.

Other equity securities in the table above consisted of the following:

	As of
	July 1, 2007	December 31, 2006
	(In thousands)
Warrants to purchase shares of a public company’s common stock	$4,150	$4,490
Common stock in certain privately-held companies	9,448	10,478

Total other equity securities	$13,598	$14,968

Sale of Investments:

During the first quarter of fiscal 2007, the Company sold its available-for-sale equity investments in two public companies for $4.5 million and recognized total gains of $0.9 million.

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

NOTE 9. STOCK-BASED COMPENSATION

The following tables summarize the stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended
	July 1, 2007			July 2, 2006
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cost of revenues	$3,183	$3,198	$6,381	$2,644	$243	$2,887
Research and development	3,915	348	4,263	4,090	264	4,354
Selling, general and administrative	7,289	9,684	16,973	4,118	630	4,748

Total stock-based compensation expense	$14,387	$13,230	$27,617	$10,852	$1,137	$11,989

(In thousands)	Six Months Ended
	July 1, 2007			July 2, 2006
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cost of revenues	$6,054	$5,448	$11,502	$3,367	$436	$3,803
Research and development	7,573	849	8,422	8,387	684	9,071
Selling, general and administrative	12,262	17,536	29,798	8,391	1,429	9,820

Total stock-based compensation expense	$25,889	$23,833	$49,722	$20,145	$2,549	$22,694

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of July 1, 2007 and December 31, 2006, stock-based compensation capitalized in inventories totaled $3.8 million and $2.9 million, respectively.

The following tables summarize the stock-based compensation expense by type of awards:

(In thousands)	Three Months Ended
	July 1, 2007			July 2, 2006
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Stock options	$8,218	$4,799	$13,017	$9,972	$1,029	$11,001
Restricted stock and restricted stock units	5,021	8,431	13,452	57	108	165
Employee stock purchase plan (“ESPP”)	1,148	—	1,148	823	—	823

Total stock-based compensation expense	$14,387	$13,230	$27,617	$10,852	$1,137	$11,989

(In thousands)	Six Months Ended
	July 1, 2007			July 2, 2006
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Stock options	$16,886	$9,488	$26,374	$18,745	$2,406	$21,151
Restricted stock and restricted stock units	6,579	14,345	20,924	57	143	200
ESPP	2,424	—	2,424	1,343	—	1,343

Total stock-based compensation expense	$25,889	$23,833	$49,722	$20,145	$2,549	$22,694

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were approximately $70.7 million for the six months ended July 1, 2007 and $37.4 million for the six months ended July 2, 2006. No income tax benefit was realized from stock option exercises during the six months ended July 1, 2007 and July 2, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation balance by type of awards:

(In thousands)	As of July 1, 2007			Weighted-Average Amortization Period (in years)
	Cypress	SunPower	Consolidated
Stock options	$53,746	$31,403	$85,149	1.67
Restricted stock and restricted stock units	26,275	29,941	56,216	3.96
Shares subject to re-vesting restrictions	—	31,949	31,949	1.50
ESPP	1,180	—	1,180	0.42

Total unrecognized stock-based compensation balance	$81,201	$93,293	$174,494

Equity Incentive Program Related to Cypress’s Common Stock

In May 2007, the Company’s shareholders approved an amendment to the 1994 Stock Plan, which:

•	reduced the number of shares available for issuance by approximately 1.7 million;

•

replaced the 2,000,000 share limitation on restricted stock and restricted stock unit awards with a provision removing 1.88 shares from the share reserve for every share of restricted stock or restricted stock units issued;

•	added stock appreciation rights, with a maximum 8-year term, and a minimum exercise price of 100% of the fair market value of the underlying shares on the grant date as a permissible type of award;

•	reduced the maximum term of stock options from 10 to 8 years;

•	clarify that shares used to satisfy the minimum statutory withholding obligations or to exercise a stock appreciation right are not available for reissuance; and

•	increased the minimum exercise price of nonstatutory stock options from 85% to 100% of the fair market value of the underlying shares on the grant date.

As of July 1, 2007, approximately 6.6 million shares of stock options or 3.5 million shares of restricted stock units were available for grant under the amended 1994 Stock Plan.

In addition, as of July 1, 2007, approximately 3.6 million shares of stock options were available for grant under the 1999 Stock Option Plan.

Stock Options:

The following table summarizes Cypress’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Exercise Price Per Share
Options outstanding as of December 31, 2006	32,152	$15.50
Granted	1,142	19.75
Exercised	(4,680)	12.61
Forfeited or expired	(1,407)	17.53

Options outstanding as of July 1, 2007	27,207	16.08

Options exercisable as of July 1, 2007	16,987	16.39

Information regarding stock options outstanding as of July 1, 2007 was as follows:

Range of Exercise Price	Options Outstanding				Options Exercisable
	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.84 - $7.37	2,729	5.36	$6.47	$45,888	2,160	5.32	$6.42	$36,424
7.38 - 11.11	2,928	4.40	9.25	41,117	2,268	3.65	9.08	32,226
11.40 - 14.54	3,060	7.67	13.28	30,634	1,237	6.99	12.83	12,937
14.55 - 14.95	2,927	7.78	14.57	25,520	1,026	7.72	14.56	8,961
15.23 - 16.73	2,832	7.69	16.09	20,380	1,022	5.77	16.20	7,248
16.84 - 17.38	3,116	5.51	16.91	19,892	2,419	4.52	16.85	15,571
17.70 - 19.60	2,976	7.02	19.34	11,767	1,301	6.14	19.39	5,067
19.74 - 21.53	2,888	4.81	21.19	6,053	2,097	3.61	21.32	4,126
21.95 - 23.82	3,124	4.32	23.29	822	2,830	3.94	23.43	474
24.07 - 54.19	627	3.54	31.25	—	627	3.54	31.25	—

	27,207	6.00	16.08	$202,073	16,987	4.82	16.39	$123,034

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress’s closing stock price of $23.29 at June 29, 2007 (the last trading day of the quarter), which price would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 14.7 million shares as of July 1, 2007.

Restricted Stock Units:

The following table summarizes Cypress’s non-vested restricted stock unit activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested as of December 31, 2006	1,007	$16.23
Granted	4,860	20.71
Vested	(69)	14.88
Forfeited	(78)	16.40

Non-vested as of July 1, 2007	5,720	19.99

The table above included approximately 4.7 million performance-based restricted stock units granted under the amended 1994 Stock Plan during the second quarter of fiscal 2007. The awards were issued to certain senior-level employees of Cypress, including its “Named Executive Officers” as defined in Cypress’s definitive proxy statement filed with the Securities and Exchange Commission on March 30, 2007. The performance-based milestones include the achievement of certain performance results of Cypress’s common stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”), semiconductor operating income milestones and semiconductor operating income performance goals versus a pre-determined peer group as established by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Subject to the achievement of these milestones, the awards will vest over a five-year period. These awards will begin vesting upon the Compensation Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

The fair value of the performance shares with market conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: simulation time frame of 0.64 years; volatility of Cypress’s common stock of 30.7%; volatility of the SOXX of 19.4%; correlation coefficient of 0.52; and risk-free interest rate of 4.9%. The fair value of the performance-related component of the performance shares was equivalent to the grant-date fair value of Cypress’s common stock. The weighted-average grant-date fair value of the performance shares was $20.62, and no shares were vested or forfeited as of the end of the second quarter of fiscal 2007.

ESPP:

During the first half of fiscal 2007, Cypress issued approximately 0.5 million shares under the ESPP with a weighted-average price of $12.54 per share and a grant-date fair value of $4.75 per share. As of July 1, 2007, approximately 1.6 million shares were available for future issuance under the ESPP.

Equity Incentive Program Related to SunPower’s Common Stock

In May 2007, SunPower’s stockholders approved an increase in the number of shares available for future issuance under the Amended and Restated 2005 Incentive Stock Plan by an additional 0.9 million shares. As of July 1, 2007, approximately 0.7 million shares were available for grant.

Stock Options:

The following table summarizes SunPower’s stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Exercise Price Per Share
Options outstanding as of December 31, 2006	4,980	$3.97
Exchanged/assumed in connection with the SP Systems acquisition	1,602	5.54
Granted	18	56.20
Exercised	(1,873)	2.65
Forfeited or expired	(68)	14.89

Options outstanding as of July 1, 2007	4,659	5.09

Options exercisable as of July 1, 2007	1,345	3.69

Information regarding SunPower’s outstanding stock options as of July 1, 2007 was as follows:

Range of Exercise Price	Options Outstanding				Options Exercisable
	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04 - $0.75	837	4.51	$0.29	$52,509	233	5.17	$0.48	$14,608
0.88 - 2.66	350	7.16	1.98	21,348	100	6.41	1.72	6,156
3.30 - 4.95	2,660	7.35	3.33	158,864	881	7.28	3.31	52,608
7.00 - 16.20	421	8.15	8.34	23,071	91	8.14	8.24	4,974
17.00 - 56.20	391	9.00	26.63	14,263	40	8.51	25.46	1,504

	4,659	7.03	5.09	$270,055	1,345	6.94	3.69	$79,850

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower’s closing stock price of $63.05 at June 29, 2007 (the last trading day of the quarter), which price would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.3 million shares as of July 1, 2007.

Restricted Stock:

The following table summarizes SunPower’s non-vested restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested as of December 31, 2006	229	$35.40
Granted	606	50.30
Vested	(47)	52.69
Forfeited	(19)	53.48

Non-vested as of July 1, 2007	769	45.62

NOTE 10. COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

The Company applies the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. These provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose, and in certain cases, record the fair value of certain types of guarantees.

Lease Guarantees:

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

Pursuant to a master lease agreement, Grace has leased from CIT Technologies Corporation (“CIT”) certain semiconductor manufacturing equipment. In conjunction with the master lease agreement, the Company has entered into a series of guarantees with CIT for the benefit of Grace (see table below). Under the guarantees, the Company has agreed to unconditional guarantees to CIT of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, the Company will be obligated to pay such outstanding amounts within 10 days of a written demand from CIT. If the Company fails to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, the Company has not made any payments under these guarantees.

Pursuant to the guarantees, the Company obtained irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by CIT on the Company. The amount available under the letters of credit will decline according to schedules mutually agreed upon by the Company and CIT. If the Company defaults, CIT will be entitled to draw on the letters of credit.

In connection with the guarantees, the Company was granted options to purchase a quantity of ordinary shares of Grace equal to 20% of the total rental obligations for the leased equipment.

As of July 1, 2007, the Company determined that the fair values of the guarantees and the options were not material to its financial statements.

Under the terms of the agreement, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. The Company is under no obligation to guarantee any future payments on additional equipment leases for the benefit of Grace and will do so only in its sole discretion.

The following table summarizes the terms of the guarantees that have been entered into between the Company and CIT:

Guarantee	Date of Guarantee	Base Lease Term of Equipment	Total Rental Payments Due per Master Lease	Irrevocable Letters of Credit	Grace Options Granted to Cypress
1	December 2006	36 months, beginning January 2007	$8.4 million	$6.4 million	2.3 million shares
2	February 2007	36 months, beginning March 2007	$10.4 million	$8.0 million	2.8 million shares
3	March 2007	36 months, beginning May 2007	$2.7 million	$2.1 million	0.7 million shares
4	May 2007	36 months, beginning June 2007	$4.7 million	$3.6 million	1.3 million shares
5	June 2007	36 months, beginning July 2007	$7.0 million	$5.4 million	1.9 million shares

Indemnification Obligations:

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

In connection with the Company’s divestitures in fiscal 2007 (see Note 4), the Company has agreed to indemnify the buyers with respect to certain matters.

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

The following table presents the Company’s warranty activities:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Beginning balance	$16,138	$3,537	$6,024	$2,869
Warranty reserves assumed by SunPower in connection with the SP Systems acquisition	—	—	6,542	—
Settlements	(687)	(1,453)	(2,367)	(2,773)
Provision	1,441	2,817	6,693	4,805

Ending balance	$16,892	$4,901	$16,892	$4,901

SunPower represented approximately 85% and 41% of the warranty reserve balance as of July 1, 2007 and July 2, 2006, respectively.

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

In August 2006, Quantum Research Group added the Company as a defendant in a lawsuit filed in the United States District Court, District of Baltimore, Maryland. The amended complaint served on the Company alleges patent infringement, defamation, false light and unfair competition related to the Company’s programmable-system-on-chip microcontroller product as programmed for a single customer. In June 2007, the parties received the claim construction order. The Company is being indemnified by a third party for this litigation. The Company has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

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

In connection with the DOJ investigation discussed above, in October 2006, the Company, along with a majority of the other SRAM manufacturers, was sued in over 82 purported consumer class action suits in various United States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. The lawsuits seek restitution, injunction, and damages in an unspecified amount. The cases are now consolidated in the U.S. District

Court for the Northern District of California. In addition to the federal class action lawsuits, the Company, along with a number of SRAM manufacturers, was also sued in purported consumer anti-trust class action suits in Ontario, Canada. The Florida Attorney General’s office has also filed a civil investigative demand on behalf of all Florida SRAM consumers. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

In May 2007, the Company received a partial final ruling in the Yield Dynamics arbitration matter. The ruling called for termination of the license granted to Cypress and a preliminary damages ruling. In July 2007, the Company received the final ruling and the settlement did not have a material impact on the Company’s financial condition or results of operations.

The Company is currently party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by the Company from Circuit Semantics, Inc. Prior to filing suit against the Company, Silvaco sued and obtained a judgment against Circuit Semantics for misappropriation of certain of Silvaco’s trade secrets. Silvaco’s complaint against the Company alleges that the Company misappropriated Silvaco’s trade secrets by using the Circuit Semantics software. The complaint seeks unspecified damages. Trial has been scheduled for September 2007. The Company believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

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

NOTE 11. DEBT AND EQUITY TRANSACTIONS

Line of Credit

In connection with the SP Systems acquisition, SunPower assumed a line of credit SP Systems had with Union Bank of California with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, SunPower paid off the outstanding balance in full. This line of credit expired in July 2007.

1.25% Convertible Subordinated Notes (“Cypress 1.25% Notes”)

As of December 31, 2006, the Company had outstanding $599.0 million of the Cypress 1.25% Notes, due in June 2008. During the first quarter of fiscal 2007, the Company called for redemption of the outstanding Cypress 1.25% Notes. Holders had the option to convert the Cypress 1.25% Notes into 55.172 shares of Cypress common stock per $1,000 principal amount plus $300 in cash. Alternatively, holders had the option to have their Cypress 1.25% Notes redeemed. Upon redemption, holders would receive $1,000 plus accrued interest per $1,000 principal amount. Any Cypress 1.25% Notes not converted into shares were automatically redeemed. As a result of the redemption, the Company issued approximately 33.0 million shares of its common stock and paid approximately $179.7 million in cash to the holders during the first quarter of fiscal 2007. In addition, the Company wrote off approximately $4.7 million of related unamortized debt issuance costs.

1.00% Convertible Senior Notes (“Cypress 1.00% Notes”)

During the first quarter of fiscal 2007, the Company entered into the following transactions: (1) the issuance of $600.0 million aggregate principal amount of the Cypress 1.00% Notes, (2) a convertible note hedge transaction with respect to Cypress common stock, (3) the issuance of warrants to acquire shares of Cypress common stock, and (4) an accelerated share repurchase program.

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

In connection with the offering of the Cypress 1.00% Notes, the Company incurred approximately $12.9 million of debt issuance costs.

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

Accelerated Share Repurchase Program:

In connection with the offering of the Cypress 1.00% Notes, the Company entered into an accelerated share repurchase program. Pursuant to the program, the Company repurchased shares of its common stock in the open market based on the volume weighted-average price of the Cypress common stock, subject to a per-share floor price and cap price, calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. The Company completed the accelerated share repurchase program in the second quarter of fiscal 2007 and repurchased a total of 28.9 million shares at an average stock price of $19.78 under the program.

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

In connection with the offering of the SunPower 1.25% Notes, SunPower incurred approximately $6.0 million of debt issuance costs.

Share Loan Agreement:

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

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to SunPower under the following circumstances: (1) the underwriter affiliate may terminate all or any portion of a loan at any time; (2) SunPower may terminate any or all of the outstanding loans upon a default by the underwriter affiliate under the share lending agreement, including a breach by the underwriter affiliate of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of the underwriter affiliate; or (3) if SunPower enters into a merger or similar business combination transaction with an unaffiliated third party, all outstanding loans will terminate on the effective date of such event.

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

Equity Option Contracts

As of December 31, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. The contracts required physical settlement. Upon expiration of the options, if the Company’s stock price was above the threshold price of $21 per share, the Company would receive a settlement value totaling $30.3 million in cash. If the Company’s stock price was below the threshold price of $21 per share, the Company would receive 1.4 million shares of its common stock. Alternatively, the Company had the option to renew and extend the contracts.

During the first quarter of fiscal 2007, the contracts expired and the Company did not exercise the option to renew them. Because the Company’s stock price was below $21 per share at the expiration date, the Company received 1.4 million shares of its common stock which were accounted for as treasury shares.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	As of
	July 1, 2007	December 31, 2006
Net unrealized gains on available-for-sale investments	$11,199	$277
Net unrealized losses on derivatives	(873)	(1,570)
Foreign currency translation adjustments	1,897	—

Total accumulated other comprehensive income (loss)	$12,223	$(1,293)

The components of comprehensive income, net of tax, were as follows:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$363,360	$5,847	$361,339	$12,928
Net unrealized gains (losses) on available-for-sale investments	10,072	(327)	10,922	(12)
Net unrealized gains (losses) on derivatives	297	(1,464)	697	(2,392)
Foreign currency translation adjustments	1,561	—	1,897	—

Total comprehensive income	$375,290	$4,056	$374,855	$10,524

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

As of July 1, 2007, the Company’s hedge instruments consisted primarily of foreign exchange forward and option contracts. The Company estimates the fair value of its forward and option contracts based on spot rates and interest differentials from published sources.

Hedges of forecasted foreign currency denominated revenues using foreign exchange forward and option contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized losses recorded in accumulated other comprehensive income (loss), net of tax, was $0.9 million and $1.6 million as of July 1, 2007 and December 31, 2006, respectively. As of July 1, 2007 and December 31, 2006, the Company had outstanding forward and option contracts primarily relating to SunPower with an aggregate notional value of $113.4 million and $105.6 million, respectively. All outstanding contracts will mature by April 2008.

In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances. As of July 1, 2007 and December 31, 2006, the Company had outstanding forward contracts with an aggregate notional value of $27.2 million and $33.3 million, respectively, to offset the risks associated with foreign currency denominated assets and liabilities. All such outstanding contracts will mature by October 2007.

NOTE 14. INCOME TAXES

The Company’s effective rate of income tax benefit was approximately 1% for both the three and six months ended July 1, 2007 and the effective rate of income tax provision was approximately 14% and 16% for the three and six months ended July 2, 2006, respectively. The tax benefit for the second quarter and first half of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets. This was partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. During the second quarter of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower common stock and recognized a gain of $373.2 million from the transaction. Alternative minimum tax has been accrued on the taxable portion of the gain remaining after offset by capital loss and net operating loss carryovers.

The tax provision for the second quarter and first half of fiscal 2006 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $3.2 million and a corresponding increase in accumulated deficit. As of January 1, 2007, the total amount of unrecognized tax benefits was approximately $59.9 million, of which $37.2 million, if recognized, would affect the Company’s effective tax rate and $22.7 million would result in an additional deferred tax asset that would be offset by a valuation allowance. We recorded FIN 48-related liabilities of $2.4 million and $2.7 million during the second quarter and first half of fiscal 2007, respectively. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations of the Company’s tax returns by the U.S. or foreign tax authorities; and

•	expiration of statue of limitations on the Company’s tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management does not anticipate material changes in the unrecognized tax benefits within the next 12 months.

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalties, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. As of January 1, 2007, the amount of accrued interest and penalties totaled $3.2 million. The Company accrued additional interest and penalties of approximately $0.4 million and $0.7 million during the second quarter and first half of fiscal 2007, respectively.

Examinations by Tax Authorities

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of January 1, 2007:

Tax Jurisdictions	Tax Years
The U.S.	2003 and onward
The Philippines	2004 and onward
India	2002 and onward
California	2002 and onward

There were no material changes during the second quarter and first half of fiscal 2007.

While years prior to 2003 for the U.S. corporate tax return are not open for assessment, the Internal Revenue Service (“IRS”) can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

The IRS is currently conducting an audit of the Company’s federal income tax returns for fiscal 2003 and 2004. In addition, non-U.S. tax authorities are currently conducting tax audits of the Company’s subsidiaries in the Philippines and India. As of July 1, 2007, no material adjustments have been proposed by the IRS or other foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no significant adjustments upon the completion of their reviews.

NOTE 15. STOCK PURCHASE ASSISTANCE PLAN (“SPAP”)

In May 2001, the Company’s stockholders approved the adoption of the SPAP program. The SPAP program allowed for loans to employees to purchase shares of the Company’s common stock in the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the Chief Executive Officer and members of the Board of Directors, were allowed to participate in the SPAP program. The loans were granted to certain executive officers prior to adoption of the Sarbanes-Oxley Act of 2002, which prohibits most loans to executive officers of public corporations. The SPAP program was terminated in the first quarter of fiscal 2002 and no new loans have been granted to employees thereafter.

As of July 1, 2007, interest rates associated with the outstanding loans ranged from 5.0% to 8.3% per annum. As loans are at interest rates below the estimated market rates, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each outstanding loan. Compensation expense related to these loans totaled approximately $0.2 million and $0.6 million for the three and six months ended July 1, 2007, respectively, and $0.4 million and $1.0 million for the three and six months ended July 2, 2006, respectively.

The following table summarizes the components of the outstanding loan balance:

(In thousands)	As of
	July 1, 2007	December 31, 2006
Principal:
Active employees	$8,910	$19,638
Former employees	10,190	11,567

Total principal	19,100	31,205

Accrued interest:
Active employees	1,386	3,905
Former employees	2,306	2,244

Total accrued interest	3,692	6,149

Total outstanding loan balance – principal and accrued interest	22,792	37,354
Less: allowance for uncollectible loans	(8,289)	(8,345)

Total outstanding loan balance, net	$14,503	$29,009

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

Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was collateralized by a pledge of the Company’s common stock purchased with the proceeds of the loan. If a participant sells the Company’s common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The Company’s security interest in the collateral is currently reflected in security agreements executed by each participant and the Company. During the first quarter of fiscal 2007, the Company has engaged a new third-party service provider to help administer the SPAP program.

NOTE 16. NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average common shares outstanding for the period. Diluted net income per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Potentially dilutive securities primarily include stock options, restricted stock, convertible debt and warrants.

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per-share amounts)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Basic:
Net income	$363,360	$5,847	$361,339	$12,928

Weighted-average common shares	152,111	139,989	153,905	139,160

Basic net income per share	$2.39	$0.04	$2.35	$0.09

Diluted:
Net income	$363,360	$5,847	$361,339	$12,928
Interest expense and related costs associated with the Cypress 1.25% Notes	—	—	1,173	—
Adjustment related to SunPower	—	(206)	—	(225)
Other	(27)	(134)	(47)	(212)

Net income for diluted computation	$363,333	$5,507	$362,465	$12,491

Weighted-average common shares	152,111	139,989	153,905	139,160
Effect of dilutive securities, including stock options and unvested restricted stock units	6,599	5,121	6,032	5,749
Shares from assumed conversion of the Cypress 1.25% Notes (1)	—	—	8,910	—
Other	147	196	147	201

Weighted-average common shares for diluted computation	158,857	145,306	168,994	145,110

Diluted net income per share	$2.29	$0.04	$2.14	$0.09

Adjustment Related to SunPower:

In accordance with SFAS No. 128, “Earnings per Share,” net income used in the diluted computation has been adjusted to reflect the impact of SunPower’s per-share earnings included in the consolidated net income per share computations based on Cypress’s holding of SunPower’s securities.

Anti-Dilutive Securities:

The following securities were excluded from the computation of diluted net income per share because their impact was anti-dilutive:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Stock options	10,108	23,015	12,262	21,415
Shares from assumed conversion of the Cypress 1.25% Notes	—	33,048	—	33,048
Warrants to acquire Cypress’s common shares (2)	25,100	—	25,100	—

(1)	The Company redeemed all of the Cypress 1.25% Notes in February 2007. For the six months ended July 1, 2007, shares from assumed conversion of the Cypress 1.25% Notes were weighted for the period the Cypress 1.25% Notes were outstanding (from the beginning of the period to February 2007).
(2)	Issued in conjunction with the Cypress 1.00% Notes (see Note 11).

NOTE 17. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

The Company designs, develops, manufactures and markets a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. In addition, Cypress is a majority shareholder of SunPower. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in the following five reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on timing solutions, universal serial bus and programmable-system-on-chip products.

Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems.

Memory and Imaging Division	a product division focusing on static random access memories, nonvolatile memories and image sensor products.

SunPower	a majority-owned subsidiary of Cypress specializing in solar power products.

Other	includes Silicon Light Machines and Cypress Systems, both majority-owned subsidiaries of Cypress, certain foundry-related services performed by Cypress, and certain corporate expenses.

In assessing the financial performance of the reportable business segments and making operating decisions, the Company’s chief operating decision maker does not allocate acquisition-related costs, restructuring items, stock-based compensation expense, gains on divestitures, investment-related gains, impairment charges and write-off of debt issuance costs to the segments. In addition, the Company generally does not allocate assets and liabilities to the segments as management does not manage its business in this manner.

The following tables set forth certain information relating to the reportable business segments. The results of operations of SP Systems have been included in SunPower’s results of operations subsequent to January 10, 2007:

Revenues:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Consumer and Computation Division	$85,461	$75,420	$162,213	$164,628
Data Communications Division	27,398	35,823	59,917	67,846
Memory and Imaging Division	83,381	88,460	168,091	164,660
SunPower	173,766	54,695	316,113	96,653
Other	2,780	10,838	9,304	20,586

Total revenues	$372,786	$265,236	$715,638	$514,373

Income Before Income Taxes and Minority Interest:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Consumer and Computation Division	$9,641	$3,430	$12,495	$12,200
Data Communications Division	2,646	9,108	9,211	12,972
Memory and Imaging Division	8,326	7,133	18,048	5,697
SunPower	22,635	8,108	49,239	10,981
Other	(4,359)	(1,791)	(10,605)	(4,283)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(24,285)	(5,622)	(44,234)	(11,875)
Restructuring credits (costs)	—	113	—	(489)
Stock-based compensation expense	(27,617)	(11,989)	(49,722)	(22,694)
Gains on divestitures	—	—	10,782	5,998
Impairment related to synthetic lease	—	(500)	(7,006)	(1,000)
Gain on sale of SunPower common stock	373,173	—	373,173	—
Gains on investments in equity securities	—	—	929	10,027
Investment impairment charges	—	—	(601)	(883)
Write-off of unamortized debt issuance costs	—	—	(4,651)	—
Other	(724)	115	(270)	235

Income before income taxes and minority interest	$359,436	$8,105	$356,788	$16,886

Geographical Information:

International revenues accounted for 68% and 67% of total revenues for the three and six months ended July 1, 2007, respectively, compared with 72% and 73% for the three and six months ended July 2, 2006, respectively. The following table presents the Company’s revenues by geographical locations:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
United States	$119,347	$74,904	$238,686	$141,328
Europe:
Spain	65,564	734	97,709	2,976
Germany	22,634	33,312	50,626	58,394
Other	44,368	28,266	87,187	49,889
Asia:
Hong Kong	36,120	30,376	64,550	54,682
Taiwan	22,186	21,842	41,079	53,511
Japan	21,007	25,437	40,501	51,400
Other	41,560	50,365	95,300	102,193

Total revenues	$372,786	$265,236	$715,638	$514,373

Customer Information:

For the three months ended July 1, 2007, one customer of SunPower accounted for approximately 16% of the Company’s total revenues. For the six months ended July 1, 2007, no customers accounted for more than 10% of the Company’s total revenues.

For the three months ended July 2, 2006, one customer, a Cypress distributor, accounted for approximately 11% of the Company’s total revenues. For the six months ended July 2, 2006, no customers accounted for more than 10% of the Company’s total revenues.

NOTE 18. SUBSEQUENT EVENTS

Lines of Credit

In December 2005, SunPower entered into a $25.0 million three-year revolving credit facility with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The facility was collateralized by substantially all of SunPower’s assets, including the stock of its foreign subsidiaries. Borrowings under the facility were conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the facility, satisfaction of a coverage test which was based on the ratio of SunPower’s cash flow to capital expenditures. In July 2007, SunPower terminated this line of credit and there were no outstanding borrowings at the termination date.

In July 2007, SunPower entered into a credit agreement with Wells Fargo providing for a $50.0 million unsecured revolving credit line and a $15.0 million secured letter of credit facility. During the first year of the three-year term of the agreement, SunPower may borrow up to $50.0 million, and during the full three-year term, SunPower may request that Wells Fargo issue up to $15.0 million in letters of credit. In accordance with the agreement, SunPower will pay interest on outstanding borrowings and a fee for outstanding letters of credit. SunPower has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit shall expire no later than July 31, 2010. SunPower concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, two wholly-owned subsidiaries of SunPower entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

SunPower Debt and Equity Offering

In July 2007, SunPower issued and sold, in a public offering, 2.7 million shares of its class A common stock at a price of $64.50 per share, and issued and sold $225.0 million aggregate principal amount of 0.75% senior convertible debentures, due in 2027 (“SunPower 0.75% Notes”).

The SunPower 0.75% Notes bear interest at a rate of 0.75 percent per year, payable on February 1 and August 1 of each year, commencing on February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of the SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. Any repurchase of the SunPower 0.75% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the SunPower 0.75% Notes to be repurchased plus accrued and unpaid interest. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the SunPower 0.75% Notes to be redeemed plus accrued and unpaid interest.

Holders of the SunPower 0.75% Notes may, under certain circumstances at their option, convert the principal amount into cash and, with respect to any amounts in excess of the principal amount, at SunPower’s option, additional cash or shares of SunPower class A common stock initially at a conversion rate of 12.1599 shares (equivalent to an initial conversion price of approximately $82.24 per share) per $1,000 principal amount of the SunPower 0.75% Notes, at any time on or prior to maturity. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The SunPower 0.75% Notes are senior, unsecured obligations of SunPower, ranking equally with all existing and future senior unsecured indebtedness of SunPower. The SunPower 0.75% Notes are effectively subordinated to SunPower’s secured indebtedness to the extent of the value of the related collateral, and structurally subordinated to indebtedness and other liabilities of SunPower’s subsidiaries.

Share Loan Agreement:

Concurrent with the offering of SunPower 0.75% Notes, SunPower lent 1.8 million shares of its class A common stock, all of which are being borrowed by an affiliate of Credit Suisse Securities (USA) LLC, one of the underwriters of the SunPower 0.75% Notes. SunPower did not receive any proceeds from that offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to SunPower under the following circumstances: (i) the underwriter affiliate may terminate all or any portion of a loan at any time; (ii) SunPower may terminate any or all of the outstanding loans upon a default by the underwriter affiliate under the share lending agreement, including a breach by the underwriter affiliate of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of the underwriter affiliate; or (iii) if SunPower enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event. In addition, the underwriter affiliate has agreed to return to SunPower any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to SunPower cannot be reborrowed.

Any shares loaned to the underwriter affiliate will be issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of SunPower’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of SunPower’s stockholders and the right to receive any dividends or other distributions that SunPower may pay or make on its outstanding shares of class A common stock.

Lock-Up Period:

In conjunction with the offering, Cypress entered into an agreement with the underwriters in which Cypress agreed not to sell or enter into any agreement to sell any of its SunPower class B common shares for a period of up to 60 days after July 26, 2007.

Cypress’s Ownership in SunPower:

As of August 1, 2007, after taking into effect the transactions described above, Cypress’s ownership interest in SunPower was approximately 57% of the outstanding shares of SunPower’s capital stock, approximately 53% of the outstanding shares of SunPower’s capital stock on a fully diluted basis, and approximately 90% of the voting rights of the outstanding shares of SunPower’s capital stock.

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

Currently, our organization is structured into the following reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on timing solutions, USB and PSoC products.

Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems.

Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), nonvolatile memories and image sensor products.

SunPower	a majority-owned subsidiary of Cypress specializing in solar power products.

Other	includes Silicon Light Machines and Cypress Systems, both majority-owned subsidiaries of Cypress, certain foundry-related services performed by Cypress, and certain corporate expenses.

SunPower:

In May 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (which were converted from class B common stock). As a result of the transaction, Cypress received total net proceeds of $437.3 million and recorded a gain of $373.2 million. As of July 1, 2007 and December 31, 2006, Cypress held approximately 44.5 million and 52.0 million shares of SunPower class B common stock, respectively. The following table summarizes Cypress’s ownership in SunPower:

	As of
	July 1, 2007	December 31, 2006
As a percentage of SunPower’s outstanding shares of capital stock	59%	75%
As a percentage of SunPower’s outstanding shares of capital stock on a fully diluted basis	55%	70%
As a percentage of the total voting rights of SunPower’s outstanding shares of capital stock(1)	91%	96%

(1)	Holders of class B common stock are entitled to eight votes per share and holders of class A common stock are entitled to one vote per share.

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

Convertible Debt and Equity Financing:

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

In connection with the offering of the Cypress 1.00% Notes, we entered into an accelerated share repurchase program to repurchase our common stock. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. We completed the program during the second quarter of fiscal 2007 and repurchased a total of 28.9 million shares at an average price of $19.78.

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

Additional Debt and Equity Financing:

In July 2007, SunPower issued and sold, in a public offering, 2.7 million shares of its class A common stock at a price of $64.50 per share, and issued and sold $225.0 million aggregate principal amount of 0.75% senior convertible debentures, due in 2027.

As of August 1, 2007, after taking into effect the transactions described above, Cypress’s ownership interest in SunPower was approximately 57% of the outstanding shares of SunPower’s capital stock, approximately 53% of the outstanding shares of SunPower’s capital stock on a fully diluted basis, and approximately 90% of the voting rights of the outstanding shares of SunPower’s capital stock.

Acquisition:

During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems for residential, commercial, government and utility customers worldwide. Purchase consideration and future stock-based compensation totaled approximately $334.4 million. The acquisition will enable SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives, and simplify and improve customer experience. In June 2007, SunPower changed PowerLight’s name to SunPower Corporation, Systems (“SP Systems”) to capitalize on SunPower’s name recognition.

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

Results of Operations

Revenues

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Consumer and Computation Division	$85,461	$75,420	$162,213	$164,628
Data Communications Division	27,398	35,823	59,917	67,846
Memory and Imaging Division	83,381	88,460	168,091	164,660
SunPower	173,766	54,695	316,113	96,653
Other	2,780	10,838	9,304	20,586

Total revenues	$372,786	$265,236	$715,638	$514,373

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased approximately $10.0 million in the second quarter of fiscal 2007, or approximately 13%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $18.9 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications. This increase was partially offset by a decrease of approximately $6.7 million in sales of our general-purpose clock products primarily due to slowing demand in the base-station market, and $3.9 million in sales of our personal computer (“PC”) clock products as we divested the product line in the fourth quarter of fiscal 2006.

Revenues from the Consumer and Computation Division decreased approximately $2.4 million in the first half of fiscal 2007, or approximately 1%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $12.2 million in sales of our general-purpose clock products primarily due to slowing demand in the base-station market, $10.2 million in sales of our PC clock products as we divested the product line in the fourth quarter of fiscal 2006, and $5.3 million in sales of our USB products primarily due to lower unit sales. The decrease was partially offset by an increase of approximately $25.2 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division decreased $8.4 million in the second quarter of fiscal 2007, or 24%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $3.1 million in sales of our programmable logic device products as certain of these products were discontinued, and a decrease of approximately $2.9 million in sales of our specialty memory products primarily due to the continued slowdown in the base-station market.

Revenues from the Data Communications Division decreased $7.9 million in the first half of fiscal 2007, or 12%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $6.0 million in sales of our specialty memory products primarily due to the continued slowdown in the base-station market.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division decreased $5.1 million in the second quarter of fiscal 2007, or 6%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $3.2 million in sales of our pseudo-static random access memory (“PSRAM”) products as customers made last-time purchases because these products were being discontinued in the second quarter of fiscal 2007, and a decrease of approximately $3.1 million in sales of our synchronous and asynchronous SRAM products in our memory product division due to decreased demand for networking and communications applications. The decrease was partially offset by an increase of approximately $2.1 million in sales of our non-volatile memory products.

Revenues from the Memory and Imaging Division increased $3.4 million in the half quarter of fiscal 2007, or 2%, compared to the same prior-year period. The increase was primarily attributable to an increase of $5.0 million in sales of our synchronous SRAM products in our memory product division due to increased demand for networking and communications applications, coupled with an increase of approximately $4.5 million in sales of our non-volatile memory products. This increase was partially offset by a decrease of approximately $6.9 million in sales of our PSRAM products as these products were discontinued.

SunPower:

Revenues from SunPower increased $119.1 million in the second quarter of fiscal 2007, or 218%, compared to the same prior-year period. The increase in revenues was attributable to the combination of the addition of approximately $104.0 million in systems revenues from SP Systems and an increase in components revenues of approximately $15.1 million. Revenues increased $219.5 million in the first half of fiscal 2007, or 227%, compared to the same prior-year period. The increase in revenues was attributable to the combination of the addition of approximately $182.6 million in systems revenues from SP Systems and an increase in components revenues of approximately $36.9 million.

The increase in components revenues was attributable to the continued increase in the demand for SunPower’s solar cells and solar panels and continued increases in unit production and unit shipments of both solar cells and solar panels as SunPower continued to expand its solar manufacturing capacity. During the first three quarters of fiscal 2006, SunPower had three solar cell manufacturing lines in operation with an approximate annual production capacity of 75 megawatts. Since then, SunPower has added a fourth 33 megawatt line during the fourth quarter of fiscal 2006 and it expects to commence commercial production in the next three solar cell lines by the end of fiscal 2007.

SunPower recognizes systems revenues related to the fixed price construction contracts on a “percent completion” basis. The revenue from this business is driven by the performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. Accordingly, this could result in fluctuations in SunPower’s systems revenues in future periods.

Other:

Revenues from the Other segment decreased $8.1 million in the second quarter of fiscal 2007, or 74%, compared to the same prior-year period. Revenue decreased $11.3 million in the first half of fiscal 2007, or 55%, compared to the same prior-year period. The decrease in revenues in both periods was primarily due to the divestiture of our SVTC business in the first quarter of fiscal 2007. SVTC contributed approximately $7.9 million in revenues in the second quarter of fiscal 2006, and $14.1 million in revenues in the first half of fiscal 2006 compared to $6.3 million in the first half of fiscal 2007.

Cost of Revenues

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of revenues	$250,038	$151,343	$460,585	$297,068
Gross margin	32.9%	42.9%	35.6%	42.2%

For the three and six months ended July 1, 2007, the decline in gross margin on a consolidated basis compared to the same prior-year periods was primarily attributable to a shift in revenue mix, as SunPower, which typically generates gross margin lower than our semiconductor businesses, continued to make up a larger portion of our consolidated sales. For the three months ended July 1, 2007, SunPower accounted for approximately 47% of our total sales compared with 21% in the same prior-year period. For the six months ended July 1, 2007, SunPower accounted for approximately 44% of our total sales compared with 19% in the same prior-year period. In addition, for the three and six months ended July 1, 2007, our semiconductor gross margin was negatively impacted by the divestiture of our high-margin SVTC business in the first quarter of fiscal 2007 and the absorption of fixed manufacturing costs in our fabrication facilities in the first half of fiscal 2007.

For the three and six months ended July 1, 2007, the decline in gross margin was also negatively impacted by an increase of approximately $3.5 million and $7.7 million in stock-based compensation expense, respectively, compared to the same prior-year periods.

Research and Development (“R&D”) Expenses

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
R&D Expenses	$42,737	$61,263	$95,107	$123,594
As a percentage of revenues	11.5%	23.1%	13.3%	24.0%

For the three months ended July 1, 2007, R&D expenses decreased $18.5 million compared to the same prior-year period. The decrease in R&D expenditures was primarily driven by the cost savings of approximately $15.4 million, mainly resulting from the divestitures of non-strategic product lines and businesses, including the PC clock product line in the fourth quarter of fiscal 2006 and our SVTC business in the first quarter of fiscal 2007, coupled with the termination of certain employees related to process technology development. Stock-based compensation expense was flat period-over-period.

For the six months ended July 1, 2007, R&D expenses decreased $28.5 million compared to the same prior-year period. The decrease in R&D expenditures was primarily driven by the cost savings of approximately $24.8 million, mainly resulting from the divestitures of non-strategic product lines and businesses, including the PC clock product line in the fourth quarter of fiscal 2006 and our SVTC business in the first quarter of fiscal 2007, coupled with the termination of certain employees related to process technology development. In addition, the decrease in R&D expenses was attributable to a decrease of approximately $0.6 million in stock-based compensation expense compared to the same prior-year period.

Selling, General and Administrative (“SG&A”) Expenses

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
SG&A expenses	$74,712	$43,398	$143,417	$88,153
As a percentage of revenues	20.0%	16.4%	20.0%	17.1%

For the three months ended July 1, 2007, SG&A expenses increased $31.3 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to an increase of approximately $21.1 million in expenses related to SunPower, of which approximately $9.1 million was related to an increase in stock-based compensation expense and the remaining increase was attributable to the integration of SP Systems acquired in the first quarter of fiscal 2007 and increased headcount and employee-related costs to support the growth of SunPower’s business. Excluding SunPower, the increase of $10.2 million in SG&A expenditures was primarily attributable to an increase of approximately $3.5 million in professional fees and legal costs, higher employee-related costs of $3.3 million primarily due to the growth and headcount increase in our sales and marketing function, and an increase of approximately $3.2 million in stock-based compensation expense.

For the six months ended July 1, 2007, SG&A expenses increased $55.3 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to an increase of $39.1 million in expenses related to SunPower, of which approximately $16.1 million was related to an increase in stock-based compensation expense and the remaining increase was related to the integration of SP Systems acquired in the first quarter of fiscal 2007 and increased headcount and employee-related costs to support the growth of SunPower’s business. Excluding SunPower, the increase in SG&A expenditures of $16.2 million was primarily attributable to an increase of approximately $6.6 million in professional fees and legal costs, higher employee-related costs of $5.7 million primarily due to the growth and headcount increase in our sales and marketing function and an increased contribution to the employee bonus plans, and an increase of approximately $3.9 million in stock-based compensation expense.

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of SP Systems, SunPower recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed.

In-process research and development projects related to SP Systems consist of two components: design automation tool and tracking systems and other. In assessing the projects, SunPower considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, and various projects’ stage of development.

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which was derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project:

Projects	Stage of Completion	Total Cost Incurred	Total Costs to Complete	Completion Dates
Design automation tool:
As of January 10, 2007 (acquisition date)	5%	$0.2 million	$2.6 million	December 2010
As of July 1, 2007	30%	$0.8 million	$2.6 million	June 2008
Tracking systems and other:
As of January 10, 2007 (acquisition date)	30%	$0.2 million	$0.8 million	July 2007
As of July 1, 2007	100%	$0.8 million	$0.8 million	June 2007

Status of In-Process Research and Development Projects:

As of July 1, 2007, SunPower has incurred total post-acquisition costs of $0.6 million related to the design automation tool project and estimates that an additional investment of $1.8 million will be required to complete the project. SunPower expects to complete the design automation tool project by June 2008, approximately two and a half years earlier than the original estimate.

In June 2007, SunPower has completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

Amortization of Acquisition-Related Intangible Assets

For the three months ended July 1, 2007, amortization increased approximately $5.7 million compared to the corresponding fiscal 2006 period. For the six months ended July 1, 2007, amortization increased approximately $10.4 million compared to the corresponding fiscal 2006 period. The increase in amortization in both the three and six-month periods was primarily due to the additional intangible assets acquired in the SP Systems acquisition in the first quarter of fiscal 2007.

Impairment of Acquisition-Related Intangible Assets

During the first quarter of fiscal 2007, in connection with the acquisition of SP Systems, SunPower recorded $79.5 million of intangible assets, of which $15.5 million was related to the “PowerLight” tradename, the primary branding and product identification for PowerLight. The determination of the fair value and useful life of the tradename was based on SunPower’s strategy of continuing to market its systems products and services under the PowerLight brand. In June 2007, SunPower formally changed its branding strategy and consolidated all of its product and service offerings under the SunPower brand moniker and eliminated the use of the PowerLight tradename. As a result, SunPower changed PowerLight’s name to SP Systems to capitalize on SunPower’s name recognition. Based on the change in branding strategy, SunPower determined that the PowerLight tradename intangible asset was impaired during the second quarter of fiscal 2007 and wrote off the net book value of $14.1 million related to the intangible asset.

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

Interest Income

Interest income increased $3.4 million in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006. The increase was primarily driven by an increase of approximately $3.9 million in interest income resulting from higher average cash and investment balances, coupled with higher interest rates. This increase was partially offset by a decrease of $0.3 million in interest income from the stock purchase assistance plan (“SPAP”) primarily due to lower outstanding loan balances.

Interest income increased $5.9 million in the first half of fiscal 2007 compared with the first half of fiscal 2006. The increase was primarily driven by an increase of approximately $6.9 million in interest income resulting from higher average cash and investment balances, coupled with higher interest rates. This increase was partially offset by a decrease of $0.5 million in interest income from the SPAP program primarily due to lower outstanding loan balances.

Interest Expense

Interest expense increased approximately $0.2 million in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006. The increase in interest expense was primarily attributable to the issuance of the Cypress 1.00% Notes and the SunPower 1.25% Notes during the first quarter of fiscal 2007, which resulted in approximately $2.1 million in interest expense in the second quarter of fiscal 2007. The increase was partially offset by a decrease of approximately $1.9 million in interest expense related to the Cypress 1.25% Notes, which were fully redeemed in February 2007.

Interest expense increased approximately $0.3 million in the first half of fiscal 2007 compared with the first half of fiscal 2006. The increase in interest expense was primarily attributable to the issuance of the Cypress 1.00% Notes and the SunPower 1.25% Notes during the first quarter of fiscal 2007, which resulted in approximately $2.7 million in interest expense in the first half of fiscal 2007. In addition, the increase was attributable to an increase of $0.3 million in interest expense related to SunPower’s outstanding customer advances. The increase was partially offset by a decrease of approximately $2.7 million in interest expense related to the Cypress 1.25% Notes, which were fully redeemed in February 2007.

Other Income (Expense), Net

The following table summarizes the components of other income (expense):

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Amortization of debt issuance costs	$(1,545)	$(930)	$(2,492)	$(1,860)
Write-off of unamortized debt issuance costs	—	—	(4,651)	—
Gain on sale of SunPower common stock	373,173	—	373,173	—
Gains on investments in equity securities	—	—	929	10,027
Investment impairment charges	—	—	(601)	(883)
Foreign currency exchange gain (loss)	(551)	(104)	272	42
Changes in fair value of investment held under the deferred compensation plan	(491)	(500)	(645)	383
Other	(757)	(62)	(272)	(125)

Total other income (expense), net	$369,829	$(1,596)	$365,713	$7,584

Write-Off of Unamortized Debt Issuance Costs:

During the first quarter of fiscal 2007, we redeemed all of the Cypress 1.25% Notes. As a result, we wrote off $4.7 million of related unamortized debt issuance costs.

Gain on Sale of SunPower Common Stock:

During the second quarter of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (which were converted from class B common stock). As a result of the transaction, Cypress received total net proceeds of $437.3 million and recorded a gain of $373.2 million.

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

Deferred Compensation Plan:

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the option to defer the receipt of compensation in order to accumulate funds for retirement. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain our assets and are subject to claims of general creditors. As of July 1, 2007 and December 31, 2006, deferred compensation plan assets totaled $22.4 million and $22.3 million, respectively, and liabilities totaled $28.1 million and $25.8 million, respectively.

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

All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Changes in fair value of assets recorded in:
Other income (expense), net	$(491)	$(500)	$(645)	$383
Changes in fair value of liabilities recorded in:
Cost of revenues	(415)	97	(544)	(229)
R&D expense	(479)	112	(628)	(264)
SG&A expense	(365)	86	(478)	(201)

Total expense	$(1,750)	$(205)	$(2,295)	$(311)

Income Taxes

Our effective rate of income tax benefit was approximately 1% for both the three and six months ended July 1, 2007 and the effective rate of income tax provision was approximately 14% and 16% for the three and six months ended July 2, 2006, respectively. The tax benefit for the second quarter and first half of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets. This was partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. During the second quarter of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower common stock and recognized a gain of $373.2 million from the transaction. Alternative minimum tax has been accrued on the taxable portion of the gain remaining after offset by capital loss and net operating loss carryovers.

The tax provision for the second quarter and first half of fiscal 2006 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

The Internal Revenue Service (“IRS”) is currently conducting an audit of our federal income tax returns for fiscal 2003 and 2004. In addition, non-U.S. tax authorities are currently conducting tax audits of our subsidiaries in the Philippines and India. As of July 1, 2007, no material adjustments have been proposed by the IRS or other foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no significant adjustments upon the completion of their reviews.

Minority Interest

Minority interest includes primarily minority interest in SunPower’s earnings or losses. The following table presents the minority interest recorded in the Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Total minority interest	$2,039	$(1,139)	$1,673	$(1,176)
Minority interest related to SunPower	$2,036	$(1,140)	$1,667	$(1,178)

As of July 1, 2007 and July 2, 2006, Cypress’s ownership interest in SunPower was approximately 59% and 76%, respectively. The decline in Cypress’s ownership interest was primarily attributable to:

•	SunPower’s issuance of its common stock in connection with the acquisition of SP Systems in the first quarter of fiscal 2007;

•	Cypress’s sale of SunPower common stock in the second quarter of fiscal 2007; and

•	Option exercises by SunPower’s employees.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and long-term debt:

(In thousands)	As of
	July 1, 2007	December 31, 2006
Cash, cash equivalents and short-term investments	$985,939	$580,174
Working capital	$1,122,674	$676,789
Long-term debt	$800,000	$598,996

Key Components of Cash Flows:

(In thousands)	Six Months Ended
	July 1, 2007	July 2, 2006
Net cash flow generated from operating activities	$16,953	$62,466
Net cash flow generated from (used in) investing activities	309,003	(18,734)
Net cash flow generated from financing activities	80,556	228,913
Effect of exchange rate changes on cash and cash equivalents	861	—

Net increase in cash and cash equivalents	$407,373	$272,645

During the six months ended July 1, 2007, net cash generated from operations decreased $45.5 million compared with the six months ended July 2, 2006. Operating cash flows for the six months ended July 1, 2007 was primarily driven by net income adjusted for the $373.2 million one-time gain on the sale of SunPower common stock, and certain other non-cash items including depreciation and amortization, gains on investments and divestitures, impairment losses, write-off of debt issuance costs, in-process research and development charge, and stock-based compensation expense. The increase in accounts receivable was primarily due to the increase in sale volumes related to SunPower. The increase in inventories was primarily attributable to the growth at SunPower to support its volume ramp. The increase in other assets was primarily due to additional advances to polysilicon suppliers coupled with higher costs and estimated earnings in excess of billings related to SunPower’s construction contracts.

During the six months ended July 1, 2007, net cash generated from investing activities increased $327.7 million compared with the six months ended July 2, 2006. For the six months ended July 1, 2007, investing activities primarily included: (1) sale of 7.5 million SunPower common shares by Cypress, which generated net proceeds of $437.3 million, (2) receipt of $64.0 million in cash from our divestitures, (3) sales and maturities of investments, net of purchases, which generated $13.4 million in cash, and (4) proceeds of $12.0 million from the collection of our SPAP loans. These cash inflows were partially offset by: (1) $123.7 million of property and equipment expenditures (which included $103.8 million use of cash for SunPower’s purchases), and (2) $98.6 million of cash used in the SP Systems acquisition. During the six months ended July 2, 2006, we spent $66.4 million on the acquisitions of property and equipment (which included $33.4 million use of cash for SunPower’s purchases). These uses of cash were partially offset by proceeds of $50.6 million from sales and maturities of investments, net of purchases, and proceeds of $5.6 million from the collection of loans from employees related to the employee stock purchase assistance plan.

During the six months ended July 1, 2007, net cash generated from financing activities decreased $148.4 million compared with the six months ended July 2, 2006. For the six months ended July 1, 2007, financing activities primarily included: (1) receipt of $800.0 million in cash from the issuance of the Cypress 1.00% Notes and the SunPower 1.25% Notes, and (2) issuance of common shares under our employee stock plans, which generated $70.8 million in cash. The cash inflows were partially offset by: (1) repurchases of our common shares under the accelerated share repurchase program, which used $571.0 million in cash, (2) redemption of the Cypress 1.25% Notes, which resulted in cash payments of approximately $179.7 million to the note holders, (3) cash payments of approximately $18.9 million in related debt issuance costs, and (4) purchase of a convertible note hedge and issuance of warrants, which used $17.0 million in cash. During the six months ended July 2, 2006, cash generated from financing activities included net proceeds of $197.4 million from SunPower’s follow-on public offering of 7.0 million shares of its common stock and approximately $37.4 million from the issuance of common shares under our employee stock plans, partially offset by $6.3 million for the repayment of debt.

Liquidity and Contractual Obligations:

Stock Repurchase Program:

During the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. This program is in addition to the accelerated share repurchase program. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program terminated all previous repurchase programs. As of July 1, 2007, we have not repurchased any shares under this program.

Convertible Debt – Cypress:

At the end of fiscal 2006, we had $599.0 million of principal amount of the Cypress 1.25% Notes that were due in June 2008. During the first quarter of fiscal 2007, we called for redemption of the Cypress 1.25% Notes. Holders had the option to convert the Cypress 1.25% Notes into 55.172 shares of our common stock per $1,000 principal amount plus $300 in cash. Alternatively, holders had the option to have their Cypress 1.25% Notes redeemed. Upon redemption, holders received $1,000 plus accrued interest per $1,000 principal amount. Any Cypress 1.25% Notes not converted into shares were automatically redeemed. As a result of the redemption, we issued 33.0 million shares of our common stock and paid $179.7 million in cash to the holders of the Cypress 1.25% Notes.

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

In connection with the offering of the Cypress 1.00% Notes, we entered into an accelerated share repurchase program. Pursuant to the program, we repurchased shares of our common stock in the open market based on the volume weighted-average price of the Cypress common stock, subject to a per-share floor price and cap price, calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. The accelerated share repurchase program was completed in the second quarter of fiscal 2007 and we repurchased a total of 28.9 million shares at an average stock price of $19.78 under the program.

Convertible Debt – SunPower:

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

Lines of Credit:

In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2006, this line of credit was extended to December 2007 and the total amount was decreased to $30.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 1.25%. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. As of July 1, 2007, no amount under this line of credit was outstanding. In connection with certain lease guarantees, we have obtained irrevocable letters of credit totaling approximately $25.5 million as of July 1, 2007. See “Lease Guarantees” below for further discussion.

In December 2005, SunPower entered into a $25.0 million three-year revolving credit facility with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The facility was collateralized by substantially all of SunPower’s assets, including the stock of its foreign subsidiaries. Borrowings under the facility were conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the facility, satisfaction of a coverage test which was based on the ratio of SunPower’s cash flow to capital expenditures. In July 2007, SunPower terminated this line of credit and there were no outstanding borrowings at the termination date.

Lease Obligations:

On June 27, 2003, we entered into a synthetic lease agreement for certain of our U.S. manufacturing and office facilities. The lease agreement required us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. During the first quarter of fiscal 2007, we terminated the lease and exercised our option to purchase the properties for $62.7 million, using our restricted cash collateral. See “Off-Balance Sheet Arrangements” below for further discussion.

Purchase Obligations:

We have outstanding purchase obligations, which represent principally our open purchase orders for services, software, manufacturing equipment, building improvements and supplies. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of July 1, 2007, non-cancelable purchase obligations totaled approximately $143.3 million.

In addition, SunPower has agreements with suppliers of polysilicon, ingots, wafers, solar cells and solar modules. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 13 years and there are certain consequences, such as forfeiture of advanced deposits and liquidation damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of July 1, 2007, total obligations related to such supply agreements were approximately $2.0 billion.

Customer Advances:

Customer advances relate to advance payments received from SunPower’s customers for future purchases of solar power products. As of July 1, 2007, customer advances, including interest on these advances, totaled $32.6 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of July 1, 2007, in addition to $820.9 million in cash and cash equivalents, we had $165.0 million invested in short-term investments for a total liquid cash and investment position of $985.9 million. During the first quarter of fiscal 2007, we terminated our synthetic lease and used approximately $62.7 million of our restricted cash to purchase land and buildings held under the lease.

As of July 1, 2007, our consolidated cash, cash equivalents and short-term investment balances included approximately $175.9 million of SunPower’s cash, cash equivalents and short-term investments, which are not available for general corporate use by Cypress.

During the second quarter of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (converted from class B common stock) and received net proceeds of $437.3 million from the transaction. As of July 1, 2007, Cypress held 44.5 million shares of SunPower class B common stock. As our financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

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

Lease Guarantees:

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

Pursuant to a master lease agreement, Grace has leased from CIT Technologies Corporation (“CIT”) certain semiconductor manufacturing equipment. In conjunction with the master lease agreement, we have entered into a series of guarantees with CIT for the benefit of Grace (see table below). Under the guarantees, we have agreed to unconditional guarantees to CIT of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from CIT. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not made any payments under these guarantees.

Pursuant to the guarantees, we obtained irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by CIT on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and CIT. If we default, CIT will be entitled to draw on the letters of credit.

In connection with the guarantees, we were granted options to purchase a quantity of ordinary shares of Grace equal to 20% of the total rental obligations for the leased equipment.

As of July 1, 2007, we determined that the fair values of the guarantees and the options were not material to our financial statements.

Under the terms of the agreement, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. We are under no obligation to guarantee any future payments on additional equipment leases for the benefit of Grace and will do so only in our sole discretion.

The following table summarizes the terms of the guarantees that have been entered into between us and CIT:

Guarantee	Date of Guarantee	Base Lease Term of Equipment	Total Rental Payments Due per Master Lease	Irrevocable Letters of Credit	Grace Options Granted to Cypress
1	December 2006	36 months, beginning January 2007	$8.4 million	$6.4 million	2.3 million shares
2	February 2007	36 months, beginning March 2007	$10.4 million	$8.0 million	2.8 million shares
3	March 2007	36 months, beginning May 2007	$2.7 million	$2.1 million	0.7 million shares
4	May 2007	36 months, beginning June 2007	$4.7 million	$3.6 million	1.3 million shares
5	June 2007	36 months, beginning July 2007	$7.0 million	$5.4 million	1.9 million shares

Off-Balance Sheet Arrangements:

Synthetic Lease:

In June 2003, we entered into a synthetic lease agreement for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required us to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. The synthetic lease obligation of $62.7 million was not recorded in the Condensed Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $0.9 million and $1.7 million for the three and six months ended July 2, 2006, respectively, and $0.7 million for the three months ended April 1, 2007.

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

During the first quarter of fiscal 2007, we exercised our option to purchase land and buildings under the synthetic lease for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, we determined that an impairment loss of $12.7 million existed associated with the properties, representing the difference between the fair value of the properties at the date of termination and the lease obligation. As a result, we recognized an additional impairment loss of $7.0 million, representing the difference between the total impairment loss of $12.7 million and the amount previously accrued, in the Condensed Consolidated Statement of Operations and recorded approximately $50.0 million related to the properties in “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheet in the first quarter of fiscal 2007.

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

In June 2006, the FASB ratified the provisions of EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”), which requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. We adopted this pronouncement in the first quarter of fiscal 2007 and the impact of the adoption was an increase of $1.8 million in “Other current liabilities” and a corresponding increase in “Accumulated deficit” in the Condensed Consolidated Balance Sheet.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this standard in the first quarter of fiscal 2007 and the impact of the adoption was an increase in the liability for unrecognized tax benefits of $3.2 million and a corresponding increase in “Accumulated deficit” in the Condensed Consolidated Balance Sheet. See Note 14 of Notes to Condensed Consolidated Financial Statements for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

The fair market value of the Cypress 1.00% Notes is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the Cypress 1.00% Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Cypress 1.00% Notes will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Cypress 1.00% Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of July 1, 2007, the estimated fair value of the Cypress 1.00% Notes was approximately $662.8 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the Cypress 1.00% Notes to approximately $729.1 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the Cypress 1.00% Notes to $596.5 million.

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Our subsidiary SunPower entered into a series of Euro forward and option contracts to hedge forecasted foreign denominated revenues. The total notional amount of these contracts was $113.4 million as of July 1, 2007. If the forecasted cash flow fails to materialize, SunPower will have to close out the contracts at the then prevailing market rates, resulting in gains or losses. A 10% unfavorable currency movement would result in a loss of approximately $11.6 million on these contracts.

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

The fair value of the common stock and warrants is subject to market price volatility. As of July 1, 2007, the fair value of our marketable equity securities was $15.6 million. A 10% increase in the stock prices of our investments would increase the fair value of our investments by approximately $1.6 million, and a 10% decrease in the stock prices would decrease the fair value of our investments by approximately $1.6 million. As of July 1, 2007, the fair value of our warrants classified as derivative instruments was $2.3 million. A 10% increase in the stock price of the investee would increase the value of our warrants by approximately $0.2 million, and a 10% decrease in the stock price would decrease the value of our warrants by approximately $0.2 million.

Our investment portfolio also includes warrants that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of July 1, 2007, the carrying value of these warrants was $1.9 million.

We have investments in several privately-held companies, many of which are start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of July 1, 2007, the carrying value of our investments in privately-held companies was $9.4 million.

Stock Purchase Assistance Plan (“SPAP”)

As of July 1, 2007, we had $22.8 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP program. The SPAP program was terminated in the first quarter of fiscal 2002 and no new loans have been granted to employees since the first quarter of fiscal 2002. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the program, the Chief Executive Officer and members of the Board of Directors did not participate in this program. As of July 1, 2007, we had an allowance for uncollectible loans of $8.3 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. To date, write-offs have been immaterial.

As of July 1, 2007, the carrying value of the loans exceeded the underlying common stock collateral by $3.6 million. The carrying value of the loans would exceed the underlying common stock collateral by $2.1 million if our stock price increased 10%, and by $5.4 million if our stock price decreased 10%.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

•	our success in developing new products and manufacturing technologies;

•	the quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts, especially as compared to our competitors;

•	our customer service;

•	our customer satisfaction;

•	our ability to successfully execute our flexible fab initiative;

•	the pace at which customers incorporate our products into their systems;

•	the number, strength and nature of our competitors, the markets they target and the rate of their technological advances;

•	general economic conditions; and

•	our access to and the availability of capital.

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

Polysilicon is an essential raw material in SunPower’s production of photovoltaic, or solar, cells and also in the solar cells and modules used by its SP Systems business to produce solar power systems. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. SunPower expects that the average price of polysilicon will continue to increase. Increases in polysilicon prices in the past have increased SunPower’s manufacturing costs and may impact its manufacturing costs and net income in the future. As demand for solar cells has increased, many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, it does not believe that the supply imbalance will be remedied in the near term. SunPower expects that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

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

In addition to SunPower’s reliance on a small number of suppliers for its solar cells and panels, SunPower’s newly acquired SP Systems business relies on a limited number of third party suppliers for key components for its solar power systems, some of whom are competitors of SunPower. If certain of our competitors who are currently supplying solar panels to SP Systems were to terminate or reduce their supply commitments, SP Systems would be unable to meet customer demand which would adversely impact SunPower’s and Cypress’ financial results.

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

Even though SunPower’s customer base is expected to increase and its revenue streams to diversify as a result of its acquisition of SP Systems in the first quarter of fiscal 2007, a large portion of SunPower’s net revenues will likely continue to depend on sales to a limited number of customers as well as the ability of those customers to sell solar power products that incorporate SunPower’s solar cells and panels. Furthermore, SP Systems directly competes, as a distributor of solar panels and systems, with many of SunPower’s customers. For example, both Conergy AG and Solon AG, two of SunPower’s largest customers, actively compete with SP Systems’ business in the large-scale solar power plant market. SunPower’s customer relationships have been developed over a short period of time. SunPower cannot be certain that these customers will generate significant revenue in the future or if these customer relationships will continue to develop in light of the SP Systems acquisition. If SunPower’s relationships with its other customers do not continue to develop, it may not be able to expand its customer base or maintain or increase its revenues.

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

Although SunPower expects the acquisition of SP Systems to be beneficial, such benefits may not be realized because of integration difficulties or other challenges.

During the first quarter of fiscal 2007, SunPower completed the acquisition of SP Systems, a privately-held leading provider of large-scale solar power systems. SP Systems has global operations that will need to be integrated successfully in order for SunPower to realize the benefits anticipated from the acquisition. Realizing these benefits will require the integration of technology, operations and personnel of SunPower and SP Systems into a single organization. SunPower expects the integration to be a complex, time-consuming and expensive process that, even with proper planning and implementation, could cause significant disruption. The challenges that SunPower may face include, but are not limited to, the following:

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

•	management gaining sufficient experience with technologies and markets in which the SP Systems business is involved, which may be necessary to successfully operate and integrate the business;

•	implementing and monitoring SP Systems’ revenue recognition policy on a “percent completion” basis;

•	coordinating sales and marketing efforts between the two companies;

•	overcoming any perceived adverse changes in business focus or model;

•	realizing synergies necessary to meet SunPower’s long-term margin targets, given SP Systems’ historical margins;

•	coordinating and harmonizing research and development activities to accelerate introduction of new products and technologies with reduced cost;

•	preserving customer, supplier, distribution and other important relationships of SunPower and SP Systems and resolving any potential conflicts that may arise;

•	retaining key employees and maintaining employee morale;

•	addressing differences in the business cultures of SunPower and SP Systems;

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

SunPower may not be able to successfully integrate the operations of SP Systems in a timely manner, or at all. In addition, SunPower may not realize the anticipated benefits and synergies of the acquisition to the extent or when anticipated. Even if the integration of SunPower and SP Systems’ operations, products and personnel is successful, it may place a significant burden on SunPower’s management resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm SunPower’s business, financial condition and operating results.

SunPower intends to recognize most of their revenues generated from SP Systems on a “percent completion” basis and upon the achievement of contractual milestone, so any delay or cancellation of a project could adversely affect SunPower’s and Cypress’ results of operations.

SP Systems, which was acquired by SunPower in the first quarter of fiscal 2007, recognizes revenue on a “percent completion” basis and, as a result, the revenue from this business is driven by the performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. SunPower intends to recognize revenue from projects of the SP Systems business on a similar basis. As a consequence, SunPower will delay the recognition of revenue from sales of cells and panels to SP Systems until SP Systems recognizes revenue. This could result in unpredictability of SunPower’s revenue.

As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact SunPower’s ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because SunPower’s SP Systems business usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect SunPower’s and Cypress’ business and results of operations.

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

In addition, we consolidate SunPower’s financial results in the results of operations we report to the public in press releases and our SEC filings. SunPower’s financial performance may be affected by a number of factors, including, but not limited to:

•	the average selling price of its solar cells and modules;

•	the availability and pricing of raw materials, particularly polysilicon;

•	the rate and cost at which it is able to expand its manufacturing capacity to meet customer demand;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	foreign currency fluctuations, particularly in the Euro or Philippine peso;

•	currency fluctuations and the effect of its currency hedging activities;

•	changes in the relative sales mix of its component and system businesses;

•	the availability, pricing and timeliness of delivery of other products, such as inverters, necessary for its solar power products to function;

•	its ability to successfully integrate and reap the benefits of the SP Systems acquisition;

•	decreases in the overall average selling prices of its solar power products and imaging detectors; and

•	increases or decreases in electric rates due to fossil fuel prices.

Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.

The trading price for our common stock has been and may continue to be volatile and can be affected by the trading price of SunPower class A common stock and/or speculation about the possibility of future actions we might take in connection with our SunPower holdings.

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including:

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

Protection of our intellectual property rights is essential to keeping others from copying the innovations that are central to our existing and future products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, our flexible fab initiative requires us to enter into technology transfer agreements with external foundry partners, providing third party access to our manufacturing intellectual property and resulting in additional risk to our intellectual property. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to foreign countries which may afford less protection and/or result in increased costs to enforce such agreements. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. Such litigation, if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. For example, the Antitrust Division of the Department of Justice (“DOJ”) is currently conducting an investigation into possible antitrust violations in the static random access memories (“SRAM”) industry. In addition, in connection with the DOJ investigation, we are defendants in purported consumer class action lawsuits alleging claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. Our financial results could be materially and adversely impacted by unfavorable outcomes to any of these or other pending or future litigation or investigation. There can be no assurances as to the outcome of any litigation or investigation. Although management believes it has meritorious defenses to each of these matters and intends to vigorously defend itself, such litigation, investigations and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Unfavorable outcome of examinations of our tax returns by tax authorities could have a material impact on our results of operations and financial position.

Our tax returns are subject to examination by various tax authorities in countries in which we operate. The Internal Revenue Service (“IRS”) is currently conducting an audit of our federal income tax returns for fiscal 2003 and 2004. During fiscal 2006, non-U.S. tax authorities commenced tax audits of our subsidiaries in the Philippines and India. As of July 1, 2007, no material adjustments have been proposed by the IRS or other foreign tax authorities. However, the IRS and the other foreign tax authorities have not completed their examinations. If significant adjustments result from the conclusion of the examinations, our results of operations and financial position could be materially impacted.

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

Our results of operations may be adversely affected if a significant amount of these loans were not repaid. If our stock price were to decrease, our employees would bear greater repayment risk, which would create greater exposure for non-payment. We are further exposed with respect to former employees, who represent a greater risk of non-payment.

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

As a result of the offering of the convertible debt, we will have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

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

Any modification of the accounting guidelines for convertible debt could result in higher interest expense related to Cypress’s and SunPower’s convertible debt, which could materially impact our results of operations and earnings per share.

In July 2007, the Financial Accounting Standards Board (“FASB”) approved the preparation of a FASB Staff Position on the accounting for convertible debt instruments with terms similar to our recently issued Cypress 1.00% Notes and SunPower 1.25% Notes. The FASB is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to our reported interest expense. This could materially impact our results of operations and earnings per share.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock made during the second quarter of fiscal 2007:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the plans or the programs
April 2, 2007 — April 29, 2007	3,062,948	$19.78	3,062,948	$312,057,939
April 30, 2007 — May 27, 2007	—	$—	—	$312,057,939
May 28, 2007 — July 1, 2007	609,433	$19.78	609,433	$300,000,000

Total	3,672,381	$19.78	3,672,381

Accelerated Share Repurchase Program:

        In connection with the sale of the Cypress 1.00% Notes in the first quarter of fiscal 2007, we entered into an agreement relating to an accelerated share repurchase program under which we would repurchase shares of our common stock in the open market. The exact number of the shares repurchased was determined based on the volume weighted-average price of common stock, subject to a per-share floor price and cap price, calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571 million of net proceeds from the offering of the Cypress 1.00% Notes. During the second quarter of fiscal 2007, we completed the program and repurchased a total of 28.9 million shares at an average price of $19.78. Of the total shares repurchased, 25.2 million shares were repurchased in the first quarter of fiscal 2007 and 3.7 million shares were repurchased in the second quarter of fiscal 2007.

Stock Repurchase Program:

In the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. This program is in addition to the accelerated share repurchase program described above. All previous repurchase programs have been terminated as a result of this new program. Stock repurchases under the new program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The new stock repurchase program may be limited or terminated at any time without prior notice. As of July 1, 2007, $300 million remained outstanding under this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On August 8, 2007, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the second quarter of fiscal 2007. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Profit Sharing Plan (the “PPSP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our earnings per share as well as individual strategic, operational and financial goals established for each executive, and the performance measures under the PPSP include our earnings per share and the individual’s percentage of success in achieving certain quarterly goals. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 30, 2007) under the KEBP and the PPSP in the second quarter of fiscal 2007:

Named Executive Officers	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$174,809	$4,668
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$45,566	$2,431
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$43,233	$2,307
Paul Keswick, Executive Vice President, New Product Development	$39,299	$2,097
Norman Taffe, Executive Vice President, Consumer and Computation Division	$37,659	$2,009

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP and PPSP, totaling $161,274 and $9,377, respectively, to five other senior executive officers who are not Named Executive Officers.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Registration Rights Agreement dated March 13, 2007 by and between Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc. and Cypress Semiconductor Corporation.

10.1	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.

10.2	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.

10.3	Cypress Semiconductor Corporation 1994 Stock Plan, as Amended and Restated on May 11, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 10, 2007	By:	/s/ Brad W. Buss
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Registration Rights Agreement dated March 13, 2007 by and between Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc. and Cypress Semiconductor Corporation.

10.1	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.

10.2	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.

10.3	Cypress Semiconductor Corporation 1994 Stock Plan, as Amended and Restated on May 11, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.