Form 10-Q
period 2007-09-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2007-11-09
CIK 791915

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The total number of outstanding shares of the registrant's common stock as of October 31, 2007 was 159,190,967.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

        The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new products; Cypress's intent to fully realize its investment in SunPower; the rate of customer acceptance of our products and our resulting market share; dilution of Cypress's ownership in SunPower; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; our expectations regarding pending investigations and litigation; the availability of raw materials, such as polysilicon, used in the manufacturing of SunPower's products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our management of the risk related to our outstanding employee loans; our ability to manage our interest rate and exchange rate exposure; and our expectations regarding our outstanding warranty liability. We use words such as "anticipate," "believe," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in the section entitled "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.

ITEM 1.    FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,156,176	$413,536
Short-term investments	251,591	166,638
Accounts receivable, net	192,192	163,196
Inventories	195,674	119,184
Other current assets	187,821	90,074

Total current assets	1,983,454	952,628

Property, plant and equipment, net	693,461	572,018
Goodwill	529,632	360,350
Intangible assets, net	67,770	35,495
Other assets	239,038	203,034

Total assets	$3,513,355	$2,123,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$147,288	$92,206
Accrued compensation and employee benefits	48,629	42,402
Deferred income	38,475	44,917
Income taxes payable	20,946	7,321
Other current liabilities	123,705	88,993

Total current liabilities	379,043	275,839

Convertible debt	1,025,000	598,996
Deferred income taxes and other tax liabilities	56,490	40,471
Other long-term liabilities	72,550	39,188

Total liabilities	1,533,083	954,494

Commitments and contingencies (Note 10)
Minority interest	365,919	123,472
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 187,096 and 145,071 shares issued; 156,507 and 144,844 shares outstanding at September 30, 2007 and December 31, 2006, respectively	1,871	1,451
Additional paid-in-capital	2,235,915	1,469,159
Accumulated other comprehensive income (loss)	11,810	(1,293)
Accumulated deficit	(35,019)	(421,220)

	2,214,577	1,048,097
Less: shares of common stock held in treasury, at cost; 30,589 and 227 shares at September 30, 2007 and December 31, 2006, respectively	(600,224)	(2,538)

Total stockholders' equity	1,614,353	1,045,559

Total liabilities and stockholders' equity	$3,513,355	$2,123,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands, except per-share amounts)
Revenues	$449,535	$290,207	$1,165,173	$804,580
Costs and expenses (credits):
Cost of revenues	307,536	166,649	768,121	463,717
Research and development	46,642	61,646	141,749	185,239
Selling, general and administrative	70,925	48,652	214,342	136,805
In-process research and development charge	—	—	9,575	—
Amortization of acquisition-related intangibles	8,812	3,748	27,625	12,136
Impairment of acquisition-related intangibles	—	—	14,068	—
Impairment related to synthetic lease	—	500	7,006	1,500
Gains on divestitures	(6,647)	—	(17,429)	(5,998)
Restructuring costs	—	—	—	489

Total costs and expenses, net	427,268	281,195	1,165,057	793,888
Operating income	22,267	9,012	116	10,692
Interest income	16,373	9,761	34,548	21,997
Interest expense	(2,876)	(2,319)	(7,825)	(6,934)
Other income (expense), net	551	(1,057)	366,264	6,528

Income before income tax and minority interest	36,315	15,397	393,103	32,283
Income tax benefit (provision)	(2,667)	(2,320)	211	(5,102)
Minority interest, net of tax	(3,825)	(2,363)	(2,152)	(3,539)

Net income	$29,823	$10,714	$391,162	$23,642

Net income per share:
Basic	$0.19	$0.08	$2.54	$0.17
Diluted	$0.18	$0.06	$2.33	$0.15
Shares used in per-share calculation:
Basic	154,850	141,284	154,220	139,868
Diluted	165,993	179,087	168,218	145,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(In thousands)
Cash flow from operating activities:
Net income	$391,162	$23,642
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	109,638	96,466
Stock-based compensation expense	79,840	34,989
In-process research and development charge	9,575	—
Impairment of acquisition-related intangibles	14,068	—
Impairment related to synthetic lease	7,006	1,500
Impairment of investments and write-off of notes receivable	601	4,862
Write-off of unamortized debt issuance costs	4,651	—
Gain on divestitures	(17,429)	(5,998)
Gain on sale of SunPower common stock	(373,173)	—
Gain on investments in equity securities	(929)	(10,027)
Interest income related to the stock purchase assistance plan ("SPAP")	(859)	(1,742)
Reduction in allowance for uncollectible loans related to SPAP	(6,864)	—
Restructuring costs	—	489
(Gain) loss on sale/retirement of property and equipment, net	(65)	1,705
Deferred income taxes	(13,100)	945
Minority interest	2,152	3,539
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	12,966	(28,737)
Inventories	(51,149)	(35,655)
Other assets	(106,241)	(28,694)
Accounts payable and other liabilities	(112)	55,117
Deferred income	(6,442)	32,736

Net cash generated from operating activities	55,296	145,137

Cash flow from investing activities:
Purchases of available-for-sale investments	(224,733)	(81,175)
Proceeds from sales or maturities of available-for-sale investments	150,321	135,252
Proceeds from sale of SunPower common stock	437,250	—
Cash paid for other investments	—	(5,347)
Proceeds from divestitures	78,398	—
Acquisitions of property and equipment	(188,447)	(133,264)
Cash used for acquisition, net of cash acquired	(98,645)	—
Increase in restricted cash	(24,542)	—
Proceeds from collection of loan principal related to SPAP	23,675	8,664
Issuance of note receivable	—	(10,000)
Proceeds from sales of property and equipment	41	1,592

Net cash generated from (used in) investing activities	153,318	(84,278)

Cash flow from financing activities:
Repayment of borrowings	(3,563)	(6,311)
Redemption of convertible debt	(179,735)	(300)
Proceeds from issuance of convertible debt	1,025,000	—
Convertible debt issuance costs	(23,832)	—
Purchase of convertible note hedge, net of proceeds from issuance of warrants	(16,967)	—
Share repurchases under the accelerated share repurchase program	(571,033)	—
Proceeds from issuance of common shares under employee stock plans	133,690	46,786
Proceeds from SunPower's follow-on public offering, net	167,379	197,431
Proceeds from extension of equity option contracts	—	598

Net cash generated from financing activities	530,939	238,204

Effect of exchange rate changes on cash and cash equivalents	3,087	—

Net increase in cash and cash equivalents	742,640	299,063
Cash and cash equivalents, beginning period	413,536	221,206

Cash and cash equivalents, end of period	$1,156,176	$520,269

Supplemental disclosure of non-cash information:
Issuance of common shares from redemption of convertible debt	$419,261	$700
Issuance of common shares and stock options assumed in connection with acquisition	$132,546	$—
Purchase of properties under the synthetic lease, using restricted cash collateral	$50,087	$—
Capital stock received from divestiture	$—	$58,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

        Cypress Semiconductor Corporation ("Cypress" or the "Company") reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2007 and 2006 consist of 52 weeks. The third quarter of fiscal 2007 ended on September 30, 2007 and the third quarter of fiscal 2006 ended on October 1, 2006.

Basis of Presentation

        In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial information included therein. The Company believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        The Company's consolidated financial statements include the amounts of Cypress and all of its subsidiaries, including SunPower Corporation ("SunPower"). Inter-company transactions and balances have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-year presentation.

        The consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Significant Accounting Policies

        During the first quarter of fiscal 2007, SunPower acquired PowerLight Corporation ("PowerLight") (see Note 3). In connection with the acquisition, SunPower adopted the following accounting policies:

Revenue and Cost Recognition for Construction Contracts:

        SunPower recognizes revenues from certain fixed price contracts under American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

        Incurred costs include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenue is deferred and recognized upon installation in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job's engineering design.

        Due to inherent uncertainties in estimating cost, job cost estimates are reviewed and/or updated by management, who determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer's on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor, and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

        "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. This amount was recorded in "Other current assets" in the Condensed Consolidated Balance Sheet and totaled approximately $79.4 million as of September 30, 2007. "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized. This amount was recorded in "Other current liabilities" in the Condensed Consolidated Balance Sheet and totaled approximately $20.0 million as of September 30, 2007.

Deferred Project Costs:

        Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of September 30, 2007, deferred project costs totaled $11.5 million and were recorded in "Other current assets" in the Condensed Consolidated Balance Sheet.

Recent Accounting Pronouncements

        In September 2007, the Financial Accounting Standards Board ("FASB") issued a proposed FASB Staff Position ("FSP") APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for instruments commonly referred to as Instrument C from Emerging Issues Task Force ("EITF") Issue No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion" ("EITF Issue No. 90-19"), and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer's option. The proposed guidance would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects interest expense equal to the issuer's non-convertible debt borrowing rate. The proposed guidance would be effective for fiscal years beginning after December 15, 2007, and retrospective application would be required for all periods presented. The Company is currently evaluating the impact of this proposed guidance and anticipates that the proposed guidance, if issued in final form, will have a material impact on its consolidated results of operations and financial condition.

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The

Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the impact of this pronouncement on its consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial condition.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company adopted this standard in the first quarter of fiscal 2007 (see Note 14).

NOTE 2.    SUNPOWER

        In May 2007, Cypress sold 7.5 million shares of SunPower class A common stock (which were converted from class B common stock) in the open market. As a result of the transaction, Cypress received total net proceeds of $437.3 million and recorded a gain of $373.2 million in "Other income (expense), net" in the Condensed Consolidated Statement of Operations.

        In July 2007, SunPower issued and sold, in a public offering, 2.7 million shares of its class A common stock at a price of $64.50 per share and received total proceeds, net of transaction costs, of approximately $167.4 million. In January 2007, SunPower issued 4.1 million shares of its class A common stock in connection with the acquisition of PowerLight (see Note 3). In connection with these change of interest transactions, Cypress recognized gains of approximately $82.1 million in the third quarter of fiscal 2007 and $127.0 million in the first quarter of fiscal 2007. These gains were recorded in "Additional paid-in capital" in the Condensed Consolidated Balance Sheet.

        As of September 30, 2007 and December 31, 2006, Cypress held approximately 44.5 million and 52.0 million shares of SunPower class B common stock, respectively. The following table summarizes Cypress's ownership in SunPower:

	As of
	September 30, 2007	December 31, 2006
As a percentage of SunPower's outstanding shares of capital stock	57%	75%
As a percentage of SunPower's outstanding shares of capital stock on a fully diluted basis	53%	70%
As a percentage of the total voting rights of SunPower's outstanding shares of capital stock(1)	90%	96%

(1)
Holders of class B common stock are entitled to eight votes per share and holders of class A common stock are entitled to one vote per share. Only Cypress, its successors in interest and its subsidiaries may hold shares of SunPower class B common stock unless Cypress distributes the shares to its stockholders in a tax-free distribution.

        Based on the quoted market prices, the fair value of Cypress's ownership interest in SunPower was approximately $3.7 billion and $1.9 billion as of September 30, 2007 and December 31, 2006, respectively. As the Company's financial statements are presented on a consolidated basis, the fair value of Cypress's ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

        In conjunction with SunPower's acquisition of PowerLight in the first quarter of fiscal 2007 (see Note 3), Cypress entered into an agreement with PowerLight in which Cypress agreed not to sell or enter into any agreement to sell any of its SunPower class B common shares until the earlier of: (1) June 30, 2007 and (2) 60 days after the date on which the Registration Statement on Form S-3 was filed with the Securities and Exchange Commission in connection with the SunPower class A common stock issued in the PowerLight acquisition. The agreement expired in April 2007.

        In conjunction with SunPower's issuance of the senior convertible debentures in the first quarter of fiscal 2007 (see Note 11), Cypress entered into an agreement with the underwriters in which Cypress agreed not to sell or enter into any agreement to sell any of its SunPower class B common shares for a period up to 60 days beginning February 2, 2007. The agreement expired in April 2007.

        In conjunction with SunPower's follow-on offering of its class A common stock (see above) and issuance of the senior convertible debentures in the third quarter of fiscal 2007 (see Note 11), Cypress entered into an agreement with the underwriters in which Cypress agreed not to sell or enter into any agreement to sell any of its SunPower class B common shares for a period of up to 60 days. The agreement expired in September 2007.

        As of September 30, 2007, there were no outstanding lock-up agreements between Cypress, SunPower and any third parties.

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

NOTE 3.    BUSINESS COMBINATION

PowerLight / SP Systems

        During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight, a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. The fair value of the assets acquired and liabilities assumed was recorded in the Company's consolidated balance sheet as of January 10, 2007, the closing date of the transaction, and the results of operations of PowerLight were included in the Company's consolidated results of operations subsequent to January 10, 2007.

        Pursuant to the terms of the acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by SunPower in exchange for aggregate consideration of: (1) approximately $120.7 million in cash, plus (2) a total of 5,708,723 shares of SunPower class A common stock, inclusive of: (a) 1,601,839 shares of SunPower class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) 1,145,643 shares of SunPower class A common stock issued to employees of PowerLight which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by SunPower, both of which lapse over a two-year period following the acquisition under the terms of certain equity restriction agreements. In addition, under the terms of the agreement, SunPower issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over four years ending January 10, 2011.

        In June 2007, SunPower changed PowerLight's name to SP Systems to capitalize on SunPower's name recognition.

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

        The fair value of SunPower's class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

        Of the cash and shares issued in the acquisition, approximately $24.2 million in cash and 724,000 shares, with a total aggregate value of $84.2 million as of September 30, 2007, are being held in escrow as security for the indemnification obligations of certain former PowerLight shareholders and will be released over a period of five years ending January 10, 2012.

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

        Subsequent to the date of acquisition, SunPower recorded an adjustment to increase the goodwill balance by approximately $1.8 million. See "Goodwill" below for further discussion.

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

        The fair value attributed to tradename was determined using the royalty savings approach method, using a royalty rate of 1% and a discount rate of 25%. The fair value of tradename was amortized over five years on a straight-line basis. The determination of the fair value and useful life of the tradename was based on SunPower's strategy of continuing to market its systems products and services under the PowerLight brand. In June 2007, SunPower formally changed its branding strategy and consolidated all of its product and service offerings under the SunPower brand name and eliminated the use of the PowerLight tradename. Based on the change in branding strategy, SunPower determined that the PowerLight tradename was impaired during the second quarter of fiscal 2007 and wrote off the net book value of $14.1 million related to the intangible asset.

        The fair value attributed to customer relationships was determined using the multi-period excess earnings method, a variation of the income approach method, using a discount rate of 22%. The fair value of customer relationships is being amortized over six years on a straight-line basis.

        The fair value attributed to backlog was determined using the multi-period excess earnings method with a discount rate of 20%. The fair value of backlog is being amortized over one year on a straight-line basis.

In-Process Research and Development:

        SunPower identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects consisted of two components: design automation tool, and tracking systems and other. In assessing the projects, SunPower considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, and various projects' stage of development. SunPower allocated $9.6 million of the purchase price to the in-process research and development projects and wrote off the amount in the first quarter of fiscal 2007.

        The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which was derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes the status of each project:

Projects	Stage of Completion	Total Cost Incurred	Total Remaining Costs	Completion Dates
Design automation tool:
At January 10, 2007 (acquisition date)	5%	$0.2 million	$2.4 million	December 2010
At September 30, 2007	30%	$0.8 million	$1.8 million	June 2009
Tracking systems and other:
At January 10, 2007 (acquisition date)	30%	$0.2 million	$0.6 million	July 2007
At September 30, 2007	100%	$0.8 million	$—	June 2007

        As of September 30, 2007, SunPower has incurred total post-acquisition costs of $0.6 million related to the design automation tool project and estimates that an additional investment of $1.8 million will be required to complete the project. SunPower expects to complete the design automation tool project by June 2009.

        In June 2007, SunPower completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

Goodwill:

        The acquisition will enable SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate reductions in solar system costs to compete with retail electric rates without incentives, and simplify and improve customer experience. These factors primarily contributed to a purchase price that resulted in goodwill. Goodwill that resulted from the acquisition is not deductible for tax purposes.

        Approximately $175.2 million had been allocated to goodwill at the date of acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not being amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). During the nine months ended September 30, 2007, SunPower recorded an adjustment of $1.8 million to increase goodwill acquired in connection with the acquisition. This adjustment was recorded to reflect an additional loss provision on a construction project that was contracted as of the acquisition date and which has subsequently been determined to have a larger loss than originally estimated, as well as adjustments to the value of certain acquired assets and liabilities.

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

Pro Forma Financial Information:

        The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of PowerLight had occurred as of the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands, except per-share amounts)
Revenues	$449,535	$345,935	$1,167,487	$920,670
Net income (loss)	$29,823	$(2,021)	$389,686	$(25,462)
Net income (loss) per share:
Basic	$0.19	$(0.01)	$2.53	$(0.18)
Diluted	$0.18	$(0.01)	$2.32	$(0.18)

        The unaudited pro forma financial information presented above includes the non-recurring in-process research and development charge of $9.6 million. The unaudited pro forma financial information should not be taken as representative of the Company's future consolidated results of operations or financial condition.

NOTE 4.    GAINS ON DIVESTITURES

Network Search Engines ("NSE")

        In the third quarter of fiscal 2007, the Company completed the sale of certain assets related to the TCAM2 product line in its NSE product family targeting the high-volume desktop switching market to NetLogic Microsystems, Inc. ("NetLogic"), pursuant to an asset purchase agreement. Upon closing of the transaction, NetLogic paid the Company $14.4 million in cash consideration. The Company's NSE product family is included in the Data Communications Division.

        The Company recorded a gain of $6.6 million in connection with the sale of the NSE assets during the third quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$14,448
Net book value of assets sold to NetLogic:
Inventories, net	(2,904)
Allocated goodwill	(4,872)
Transaction and other costs	(25)

Gain on sale of NSE assets	$6,647

        The NSE product family includes goodwill acquired by the Company in conjunction with previous business combinations. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company included a portion of the goodwill in the carrying amount of the disposed NSE product line in determining the gain on disposal. The amount was based on the relative fair values of the NSE product line that was disposed of and the remaining portion of the NSE product family that is retained by the Company.

        No employees were terminated by the Company or transferred to NetLogic as a result of the transaction.

Silicon Valley Technology Center ("SVTC")

        In the first quarter of fiscal 2007, the Company completed the sale of its SVTC business to Semiconductor Technology Services, LLC ("STS"), for approximately $53.0 million in cash, pursuant to an asset purchase agreement. SVTC offered start-ups and established companies the opportunity to develop and characterize silicon-based technologies. SVTC was included in the Company's Other segment.

        The Company recorded a gain of $10.6 million in connection with the sale of SVTC during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$52,950
Net book value of assets sold to STS:
Land and building	(8,050)
Equipment	(29,773)
Other, primarily accounts receivable	(3,927)
Transaction and other costs	(640)

Gain on sale of SVTC	$10,560

        In conjunction with the SVTC divestiture, the Company exercised its option to purchase land and buildings previously held under the synthetic lease (see Note 6). Upon the termination of the synthetic lease, the Company sold one of the buildings to STS as part of the SVTC divestiture.

        In conjunction with the sale, approximately 85 SVTC employees were either terminated by the Company or transferred to STS.

Image Sensor

        In the first quarter of fiscal 2007, the Company completed the sale of the automotive imaging product line and certain assets associated with the consumer imaging product line of its image sensor business unit to Sensata Technologies, Inc. ("Sensata") for approximately $11.0 million in cash, pursuant to an asset purchase agreement. The Company retained the custom imaging product line of its image sensor business unit. The image sensor business unit is included in the Memory and Imaging Division.

        The Company recorded a gain of $0.2 million in connection with the sale of the image sensor product lines during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$11,000
Net book value of assets sold to Sensata:
Inventories, net	(1,438)
Intangible assets, net	(4,581)
Other	(515)
Allocated goodwill	(2,306)
Severance and other benefits	(1,093)
Transaction and other costs	(845)

Gain on sale of image sensor product lines	$222

        Intangible assets sold to Sensata included certain purchased technology, patents and non-compete agreements which had been acquired by the Company in conjunction with previous business combinations.

        The image sensor business unit includes goodwill acquired by the Company in conjunction with previous business combinations. In accordance with SFAS No. 142, the Company included a portion of the goodwill in the carrying amount of the disposed image sensor product lines in determining the gain on disposal. The amount was based on the relative fair values of the image sensor product lines disposed of and the remaining portion of the image sensor business unit that is retained by the Company.

        In conjunction with the sale, approximately 25 employees in the image sensor business unit were transferred to Sensata.

NOTE 5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Total
Balance at December 31, 2006	$129,740	$143,808	$83,919	$2,883	$360,350
Adjustments	—	(5,372)	(2,306)	176,960	169,282

Balance at September 30, 2007	$129,740	$138,436	$81,613	$179,843	$529,632

        For the nine months ended September 30, 2007, goodwill adjustments included the following:

  •
  an addition of $177.0 million related to the acquisition of PowerLight by SunPower (see Note 3);
  •
  a write-off of $2.3 million related to the divestiture of certain image sensor product lines in the Memory and Imaging Division (see Note 4);
  •
  a write-off of $4.9 million related to the divestiture of the NSE product line in the Data Communications Division (see Note 4); and
  •
  a reduction of $0.5 million to the goodwill balance of the Data Communications Division as a result of the escrow closing related to a previous acquisition.

Intangible Assets

        The following tables present details of the Company's intangible assets:

As of September 30, 2007 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$261,928	$(225,399)	$36,529
Patents, tradenames, customer relationships and backlog	58,851	(30,069)	28,782
Non-compete agreements	18,715	(18,715)	—
Other acquisition-related intangible assets	6,666	(5,795)	871
Non-acquisition related intangible assets	3,771	(2,183)	1,588

Total intangible assets	$349,931	$(282,161)	$67,770

As of December 31, 2006 (in thousands)	Gross	Accumulated Amortization	Net
Purchased technology	$233,880	$(215,089)	$18,791
Patents, tradenames, customer relationships and backlog	30,534	(17,490)	13,044
Non-compete agreements	19,415	(19,371)	44
Other acquisition-related intangible assets	6,666	(5,594)	1,072
Non-acquisition related intangible assets	3,771	(1,227)	2,544

Total intangible assets	$294,266	$(258,771)	$35,495

        In connection with the acquisition of PowerLight during the first quarter of fiscal 2007, SunPower recorded $79.5 million of intangible assets, of which $15.5 million was related to the PowerLight tradename. During the second quarter of fiscal 2007, SunPower determined that the PowerLight tradename was impaired and wrote off the net book value of $14.1 million related to the intangible asset (see Note 3).

        During the first quarter of fiscal 2007, the Company wrote off certain purchased technology, patents and non-compete agreements with net book values of $4.6 million related to the divestiture of certain image sensor product lines (see Note 4).

        As of September 30, 2007, the estimated future amortization expense was as follows:

	Cypress	SunPower	Consolidated
2007 (remaining three months)	$2,016	$6,858	$8,874
2008	5,300	15,350	20,650
2009	851	14,740	15,591
2010	348	13,228	13,576
2011 and thereafter	1,177	7,902	9,079

Total amortization expense	$9,692	$58,078	$67,770

NOTE 6.    SYNTHETIC LEASE

        In June 2003, the Company entered into a synthetic lease agreement for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required the Company to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. The synthetic lease obligation of $62.7 million was not recorded in the Company's Condensed Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $1.0 million and $2.7 million for the three and nine months ended October 1, 2006, respectively, and $0.7 million for the three months ended April 1, 2007.

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

        The Company was also required to maintain restricted cash to serve as collateral for the synthetic lease. As of December 31, 2006, the balance of restricted cash and accrued interest was $63.3 million.

        During the first quarter of fiscal 2007, the Company exercised its option to purchase the properties under the synthetic lease, which included land and buildings, for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, the Company determined that an impairment loss of $12.7 million existed, representing the difference between the properties' fair value of $50.0 million determined at the date of termination and the lease obligation of $62.7 million. As a result, the Company recorded an additional impairment loss of $7.0 million in the first quarter of fiscal 2007, representing the difference between the total impairment loss of $12.7 million and $5.7 million that had previously been recognized. In addition, the Company recorded $50.0 million related to the properties in "Property, plant and equipment, net" in the Condensed Consolidated Balance Sheet in the first quarter of fiscal 2007.

        Subsequent to the termination of the synthetic lease, the Company sold one of the properties, valued at $8.1 million, as part of the SVTC divestiture (see Note 4).

NOTE 7.    BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
(In thousands)	September 30, 2007	December 31, 2006
Accounts receivable, gross	$197,540	$168,483
Allowance for doubtful accounts receivable and customer returns	(5,348)	(5,287)

Total accounts receivable, net	$192,192	$163,196

Inventories

	As of
(In thousands)	September 30, 2007	December 31, 2006
Raw materials	$74,998	$16,683
Work-in-process	66,743	67,972
Finished goods	53,933	34,529

Total inventories	$195,674	$119,184

Other Current Assets

	As of
(In thousands)	September 30, 2007	December 31, 2006
Stock purchase assistance plan receivable, net	$7,373	$29,009
Deferred tax assets	15,923	5,236
Prepaid expenses	23,721	15,017
Prepayment to suppliers	16,637	15,394
Costs and estimated earnings in excess of billings	79,410	—
Unbilled earned rebates	2,666	—
Deferred project costs	11,474	—
Value added tax receivable	5,964	618
Note receivable from third party	—	10,000
Other current assets	24,653	14,800

Total other current assets	$187,821	$90,074

Other Assets

	As of
(In thousands)	September 30, 2007	December 31, 2006
Restricted cash	$29,305	$63,255
Key employee deferred compensation plan	25,280	22,284
Investments in equity securities	17,001	19,421
Debt issuance costs, net	19,755	5,272
Prepayments to suppliers	94,559	62,242
Investment in joint venture	4,560	4,994
Value added tax receivable	19,731	—
Other assets	28,847	25,566

Total other assets	$239,038	$203,034

Other Current Liabilities

	As of
(In thousands)	September 30, 2007	December 31, 2006
Key employee deferred compensation plan	$29,955	$25,754
Customer advances	8,742	12,304
Billings in excess of costs and estimated earnings	19,997	—
Warranty reserve	8,983	3,446
Sales representative commissions	4,760	3,898
Accrued royalties	3,892	7,409
Value added tax payable	7,831	638
Other current liabilities	39,545	35,544

Total other current liabilities	$123,705	$88,993

Deferred Income Taxes and Other Tax Liabilities

	As of
(In thousands)	September 30, 2007	December 31, 2006
Deferred income taxes	$18,215	$6,397
Non-current tax liabilities	38,275	34,074

Total deferred income taxes and other tax liabilities	$56,490	$40,471

Other Long-Term Liabilities

	As of
(In thousands)	September 30, 2007	December 31, 2006
Synthetic lease liabilities	$—	$6,346
Customer advances	61,052	27,687
Warranty reserve	5,928	—
Other long-term liabilities	5,570	5,155

Total other long-term liabilities	$72,550	$39,188

NOTE 8.    INVESTMENTS

Available-For-Sale Securities

        The following tables summarize the Company's available-for-sale investments:

As of September 30, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$227,851	$1	$(2)	$227,850
Money market funds	814,365	—	—	814,365
Agency discount	28,452	11	—	28,463

Total cash equivalents	1,070,668	12	(2)	1,070,678

Short-term investments:
Commercial paper	31,364	1	(1)	31,364
Federal agency notes	45,169	105	(5)	45,269
Corporate notes/bonds	78,803	136	(65)	78,874
Auction rate securities	55,907	—	—	55,907
Asset-backed securities	9,498	59	—	9,557
Agency discount	16,440	11	—	16,451
Certificates of deposits	5,000	—	—	5,000
Marketable equity securities	1,053	8,116	—	9,169

Total short-term investments	243,234	8,428	(71)	251,591

Long-term marketable equity securities	3,142	847	—	3,989

Total available-for-sale securities	$1,317,044	$9,287	$(73)	$1,326,258

As of December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$224,042	$3	$(63)	$223,982
Money market funds	171,429	—	—	171,429

Total cash equivalents	395,471	3	(63)	395,411

Short-term investments:
Commercial paper	45,466	—	(13)	45,453
Federal agency notes	39,837	27	(120)	39,744
Corporate notes/bonds	51,698	37	(137)	51,598
Auction rate securities	24,666	—	—	24,666
Asset-backed securities	1,573	18	—	1,591
Marketable equity securities	3,586	—	—	3,586

Total short-term investments	166,826	82	(270)	166,638

Long-term marketable equity securities	3,744	1,180	(471)	4,453

Total available-for-sale securities	$566,041	$1,265	$(804)	$566,502

        The Company classifies all available-for-sale, non-equity securities that are intended to be available for use in current operations as either cash equivalents or short-term investments.

        As of September 30, 2007, contractual maturities of the Company's short-term, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$185,237	$185,283
Maturing in one to three years	47,446	47,582
Maturing in more than three years	9,498	9,557

Total	$242,181	$242,422

        No gains or losses were realized on non-equity investments for all the periods presented. Realized gains related to equity investments were zero and $0.9 million for the three and nine months ended September 30, 2007, respectively, and zero and $10.0 million for the three and nine months ended October 1, 2006, respectively (see "Investments in Equity Securities" below).

        Proceeds from sales and maturities of investments were $150.3 million and $135.3 million for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Investments in Equity Securities

        The following table summarizes the fair value of the Company's investments in equity securities recorded in the Condensed Consolidated Balance Sheets:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Short-term investments:
Available-for-sale equity securities	$9,169	$3,586
Long-term investments:
Available-for-sale equity securities	3,989	4,453
Other equity securities	13,012	14,968

Total long-term investments	17,001	19,421

Total equity investments	$26,170	$23,007

        The Company holds an equity investment in a company that was privately held prior to the second quarter of fiscal 2007 and recorded the investment at cost. During the second quarter of fiscal 2007, the privately-held company went public. As a result, the Company began classifying the investment as available-for-sale and recorded the investment at fair value and the related unrealized gain (loss), net of tax, as a component of "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheet. As of September 30, 2007, the fair value of the investment was approximately $9.2 million.

        Other equity securities in the table above consisted of the following:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Warrants to purchase shares of a public company's common stock	$3,565	$4,490
Common stock in certain privately-held companies	9,447	10,478

Total other equity securities	$13,012	$14,968

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

Impairment of Investments:

        The Company reviews its investments periodically for impairment and recognizes an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed other-than-temporary. The Company recorded impairment charges of zero and $0.6 million for the three and nine months ended September 30, 2007, respectively, and $2.2 million and $3.1 million for the three and nine months ended October 1, 2006, respectively, as the decline in value of certain equity investments was determined to be other-than-temporary.

NOTE 9.    STOCK-BASED COMPENSATION

        The following tables summarize the stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 30, 2007			October 1, 2006
(In thousands)
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cost of revenues	$3,803	$3,588	$7,391	$2,423	$200	$2,623
Research and development	4,146	404	4,550	4,179	336	4,515
Selling, general and administrative	8,805	9,372	18,177	4,537	621	5,158

Total stock-based compensation expense	$16,754	$13,364	$30,118	$11,139	$1,157	$12,296

	Nine Months Ended
	September 30, 2007			October 1, 2006
(In thousands)
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cost of revenues	$9,857	$9,036	$18,893	$5,790	$628	$6,418
Research and development	11,719	1,253	12,972	12,565	1,019	13,584
Selling, general and administrative	21,067	26,908	47,975	12,928	2,059	14,987

Total stock-based compensation expense	$42,643	$37,197	$79,840	$31,283	$3,706	$34,989

        Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123(R), "Share-Based Payment," requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        As of September 30, 2007 and December 31, 2006, stock-based compensation capitalized in inventories totaled $3.6 million and $2.9 million, respectively.

        The following tables summarize the stock-based compensation expense by type of awards:

	Three Months Ended
	September 30, 2007			October 1, 2006
(In thousands)
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Stock options	$7,952	$5,594	$13,546	$9,197	$897	$10,094
Restricted stock and restricted stock units	7,976	7,770	15,746	258	260	518
Employee stock purchase plan ("ESPP")	826	—	826	1,684	—	1,684

Total stock-based compensation expense	$16,754	$13,364	$30,118	$11,139	$1,157	$12,296

	Nine Months Ended
	September 30, 2007			October 1, 2006
(In thousands)
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Stock options	$24,838	$15,053	$39,891	$27,941	$3,303	$31,244
Restricted stock and restricted stock units	14,554	22,144	36,698	315	403	718
ESPP	3,251	—	3,251	3,027	—	3,027

Total stock-based compensation expense	$42,643	$37,197	$79,840	$31,283	$3,706	$34,989

        Consolidated net cash proceeds from the issuance of shares under the employee stock plans were approximately $133.7 million for the nine months ended September 30, 2007 and $46.8 million for the nine months ended October 1, 2006. No income tax benefit was realized from stock option exercises during the nine months ended September 30, 2007 and October 1, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

        The following table summarizes the unrecognized stock-based compensation balance by type of awards:

	As of September 30, 2007			Weighted-Average Amortization Period (in years)
(In thousands)
	Cypress	SunPower	Consolidated
Stock options	$51,794	$27,163	$78,957	1.61
Restricted stock and restricted stock units	21,460	30,020	51,480	3.36
Shares subject to re-vesting restrictions	—	26,643	26,643	1.30
ESPP	862	—	862	0.37

Total unrecognized stock-based compensation balance	$74,116	$83,826	$157,942

Equity Incentive Program Related to Cypress's Common Stock

        In May 2007, Cypress's shareholders approved an amendment to the 1994 Stock Plan, which:

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

        As of September 30, 2007, approximately 6.4 million shares of stock options or 3.4 million shares of restricted stock units were available for grant under the amended 1994 Stock Plan.

        In addition, as of September 30, 2007, approximately 2.9 million shares of stock options were available for grant under the 1999 Stock Option Plan.

Stock Options:

        The following table summarizes Cypress's stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Exercise Price Per Share
Options outstanding as of December 31, 2006	32,152	$15.50
Granted	1,976	22.43
Exercised	(8,395)	14.30
Forfeited or expired	(1,690)	17.42

Options outstanding as of September 30, 2007	24,043	16.37

Options exercisable as of September 30, 2007	14,217	16.19

        Information regarding stock options outstanding as of September 30, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.84 - $7.56	2,587	5.15	$6.62	$58,433	2,185	5.12	$6.59	$49,401
7.68 - 11.40	2,457	4.82	9.84	47,584	1,879	4.22	9.73	36,602
11.41 - 14.54	2,431	7.67	13.63	37,868	901	7.18	13.46	14,185
14.55 - 14.95	2,678	7.51	14.57	39,201	963	7.49	14.56	14,096
15.23 - 16.73	2,642	7.48	16.11	34,612	994	5.77	16.22	12,912
16.84 - 17.38	2,517	5.53	16.92	30,936	1,852	4.38	16.86	22,871
17.70 - 19.60	2,620	6.79	19.33	25,895	1,114	5.95	19.38	10,944
19.74 - 21.53	2,442	4.76	21.19	19,585	1,744	3.53	21.31	13,785
21.59 - 24.92	2,619	4.69	23.44	15,108	2,100	3.68	23.43	12,138
24.96 - 54.19	1,050	6.83	29.60	2,071	485	3.27	32.98	667

	24,043	6.09	16.37	$311,293	14,217	4.82	16.19	$187,601

        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress's closing stock price of $29.21 at September 28, 2007 (the last trading day of the quarter), which price would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 13.9 million shares as of September 30, 2007.

Restricted Stock Units:

        The following table summarizes Cypress's non-vested restricted stock unit activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested as of December 31, 2006	1,007	$16.23
Granted	5,091	20.88
Vested	(79)	22.75
Forfeited	(166)	18.05

Non-vested as of September 30, 2007	5,853	20.24

        The table above included approximately 4.7 million performance-based restricted stock units granted under the amended 1994 Stock Plan during the second quarter of fiscal 2007. The awards were issued to certain senior-level employees of Cypress, including its "Named Executive Officers" as defined in Cypress's definitive proxy statement filed with the Securities and Exchange Commission on March 30, 2007. The performance-based milestones for the first year include the achievement of certain performance results of Cypress's common stock appreciation target against the Philadelphia Semiconductor Sector Index ("SOXX"), semiconductor operating income milestones and semiconductor operating income performance goals versus a pre-determined peer group as established by the Compensation Committee of the Board of Directors (the "Compensation Committee"). These awards will begin vesting upon the Compensation Committee's certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

        The fair value of the performance shares with market conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: simulation time frame of 0.64 years; volatility of Cypress's common stock of 30.7%; volatility of the SOXX of 19.4%; correlation coefficient of 0.52; and risk-free interest rate of 4.9%. The fair value of the performance-related component of the performance shares was equivalent to the grant-date fair value of Cypress's common stock. The weighted-average grant-date fair value of the performance shares was $20.62. During the third quarter of fiscal 2007, approximately 0.1 million performance-based restricted stock units were forfeited.

ESPP:

        During the first nine months of fiscal 2007, Cypress issued approximately 0.5 million shares under the ESPP with a weighted-average price of $12.54 per share and a grant-date fair value of $4.75 per share. As of September 30, 2007, approximately 1.6 million shares were available for future issuance under the ESPP.

Equity Incentive Program Related to SunPower's Common Stock

        In May 2007, SunPower's stockholders approved an increase in the number of shares available for future issuance under the Amended and Restated 2005 Incentive Stock Plan by an additional 0.9 million shares. As of September 30, 2007, approximately 0.6 million shares were available for grant.

Stock Options:

        The following table summarizes SunPower's stock option activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Exercise Price Per Share
Options outstanding as of December 31, 2006	4,980	$3.97
Exchanged/assumed in connection with the acquisition of PowerLight	1,602	5.54
Granted	18	56.20
Exercised	(2,406)	2.85
Forfeited or expired	(79)	13.52

Options outstanding as of September 30, 2007	4,115	5.29

Options exercisable as of September 30, 2007	1,301	3.67

        Information regarding SunPower's outstanding stock options as of September 30, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$ 0.04 - $0.75	707	4.42	$0.32	$58,294	255	5.17	$0.50	$21,005
0.88 - 2.66	291	7.14	2.05	23,524	91	6.91	1.97	7,358
3.30 - 4.95	2,368	7.10	3.32	188,240	844	7.07	3.31	67,069
7.00 - 16.20	384	7.90	8.38	28,599	79	7.90	8.39	5,883
17.00 - 56.20	365	8.79	26.97	20,397	32	8.67	31.06	1,676

	4,115	6.87	5.29	$319,054	1,301	6.77	3.67	$102,991

        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower's closing stock price of $82.82 at September 28, 2007 (the last trading day of the quarter), which price would have been received by the option holders had all option holders exercised their options as of that date. All exercisable options were in-the-money as of September 30, 2007.

Restricted Stock:

        The following table summarizes SunPower's non-vested restricted stock activities:

(In thousands, except per-share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested as of December 31, 2006	229	$35.40
Granted	817	50.66
Vested	(66)	38.44
Forfeited	(81)	51.66

Non-vested as of September 30, 2007	899	47.60

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

        The Company applies the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. These provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring that guarantors disclose, and in certain cases, record the fair value of certain types of guarantees.

Lease Guarantees:

        During the fourth quarter of fiscal 2005, the Company entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation ("Grace"), pursuant to which the Company has transferred certain of its proprietary process technologies to Grace's Shanghai, China facility. In accordance with a foundry agreement executed in the fourth quarter of fiscal 2006, the Company purchases wafers from Grace that are produced using these process technologies.

        Pursuant to a master lease agreement, Grace has leased from CIT Technologies Corporation ("CIT") certain semiconductor manufacturing equipment. In conjunction with the master lease agreement, the Company has entered into a series of guarantees with CIT for the benefit of Grace.

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

        In connection with the guarantees, the Company was granted options to purchase a quantity of ordinary shares of Grace.

        As of September 30, 2007, the Company determined that the fair values of the guarantees and the options were not material to its consolidated financial statements.

        Under the terms of the agreement, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. The Company is under no obligation to guarantee any future payments on additional equipment leases for the benefit of Grace and will do so only in its sole discretion.

        The following table summarizes the terms of the guarantees between the Company and CIT:

			Total Rental Payments Due		Irrevocable Letters of Credit
Guarantee	Date of Guarantee	Lease Term of Equipment	At Inception	As of September 30, 2007	At Inception	As of September 30, 2007	Grace Options Granted to Cypress
1	December 2006	36 months	$8.4 million	$6.3 million	$6.4 million	$5.7 million	2.3 million shares
2	February 2007	36 months	10.4 million	7.8 million	8.0 million	7.1 million	2.8 million shares
3	March 2007	36 months	2.7 million	2.2 million	2.1 million	2.0 million	0.7 million shares
4	May 2007	36 months	4.7 million	3.9 million	3.6 million	3.5 million	1.3 million shares
5	June 2007	36 months	7.0 million	6.4 million	5.4 million	5.4 million	1.9 million shares

			$33.2 million	$26.6 million	$25.5 million	$23.7 million	9.0 million shares

Indemnification Obligations:

        The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

        In connection with the Company's divestitures in fiscal 2007 (see Note 4), the Company has agreed to indemnify the buyers with respect to certain matters.

        It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this.

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

        The following table presents the Company's warranty activities:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Beginning balance	$16,892	$4,901	$6,024	$2,869
Warranty reserves assumed by SunPower in connection with the acquisition of PowerLight	—	—	6,542	—
Settlements	(1,848)	(2,624)	(4,821)	(5,397)
Provision	2,446	3,089	9,745	7,894

Ending balance	$17,490	$5,366	$17,490	$5,366

        SunPower's warranty reserve balance represented approximately 85% and 51% of the total warranty reserve balance as of September 30, 2007 and October 1, 2006, respectively.

Purchase Commitments

        SunPower has agreements with suppliers of polysilicon, ingots, wafers, solar cells and solar modules. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 13 years and there are certain consequences, such as forfeiture of advanced deposits and liquidation damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of September 30, 2007, total purchase obligations related to such supply agreements were approximately $2.3 billion.

        Under certain of these agreements, SunPower is required to make prepayments to the suppliers over the terms of the arrangements. As of September 30, 2007, SunPower's future prepayment obligations related to these agreements totaled approximately $168.8 million.

Litigation and Asserted Claims

        In August 2006, Quantum Research Group added the Company as a defendant in a lawsuit in the United States District Court, District of Baltimore, Maryland. The amended complaint served on the Company alleges patent infringement, defamation, false light and unfair competition related to the Company's programmable-system-on-chip microcontroller product as programmed for a single customer. In June 2007, the parties received the claim construction order, and discovery and depositions have taken place since that time. The Company is being indemnified by a third party for this litigation. The Company has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

        In October 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice ("DOJ") into possible antitrust violations in the static random access memory ("SRAM") industry. The Company has made, and will continue to make available employees, documents and other relevant information to the DOJ's Antitrust Division to support the investigation. The Company has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

        In connection with the DOJ investigation discussed above, in October 2006, the Company, along with a majority of the other SRAM manufacturers, was sued in over 82 purported consumer class action suits in various United States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. The lawsuits seek restitution, injunction, and damages in an unspecified amount. The cases are now consolidated in the U.S. District Court for the Northern District of California. The cases have been stayed with the exception of document production which the Company continues to deliver to plaintiffs. In addition to the federal class action lawsuits, the Company, along with a number of SRAM manufacturers, was also sued in purported consumer anti-trust class action suits in Ontario, Canada. The Florida Attorney General's office has also filed a civil investigative demand on behalf of all Florida SRAM consumers. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

        In July 2007, the Company received a final ruling in the Yield Dynamics arbitration, which addressed a software license dispute between the parties. The arbitration was limited to contractual claims related to the software license agreement entered into by the parties. In September 2007, the Company and Yield Dynamics reached an all-inclusive settlement pursuant to which Cypress agreed to pay the arbitrator's award in exchange for a new license from Yield Dynamics and a complete release of claims from Yield Dynamics for the matters raised in the arbitration as well as any related federal or state court claims. The settlement paid by the Company did not have a material impact on the Company's financial condition or results of operations.

        The Company, along with several other co-defendants, is currently party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by the Company and the co-defendants from Circuit Semantics, Inc. Prior to filing suit against the Company, Silvaco sued and settled with Circuit Semantics for misappropriation of certain of Silvaco's trade secrets. Silvaco's complaint against the Company alleges that the Company misappropriated Silvaco's trade secrets by using the Circuit Semantics software. The trial, which began in September 2007, is currently stayed pending an appeal of a preliminary ruling related to a statute of limitations issue. The Company believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

        The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. The Company believes the ultimate outcome of all pending legal proceedings and investigations, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation and investigations, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected.

NOTE 11.    DEBT AND EQUITY TRANSACTIONS

Line of Credit

        On December 2, 2005, SunPower entered into a $25.0 million three-year revolving credit facility with affiliates of two major institutions. The credit facility was collateralized by substantially all of SunPower's assets, including the stock of its foreign subsidiaries. Borrowings under the credit facility were conditioned upon customary conditions as well as: (1) with respect to the first $10.0 million drawn on the credit facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the credit facility, satisfaction of a coverage test which was based on the ratio of SunPower's cash flow to capital expenditures. SunPower terminated this agreement in the third quarter of fiscal 2007 and no borrowings were outstanding at the termination date.

        In connection with the acquisition of PowerLight, SunPower assumed a line of credit with Union Bank of California with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, SunPower paid off the outstanding balance in full. This line of credit expired in July 2007.

        During the third quarter of fiscal 2007, SunPower entered into a credit agreement with a major financial institution providing for a $50.0 million unsecured revolving credit line, $40.0 million unsecured letter of credit sub-feature and a $50.0 million secured letter of credit facility. Until July 31, 2008, SunPower may borrow up to $50.0 million and request that the lender issue up to $40.0 million in letters of credit under the unsecured letter of credit sub-feature. Until July 31, 2012, SunPower may request that the lender issue up to $50.0 million in letters of credit under the secured letter of credit facility. As detailed in the agreement, SunPower will pay interest on outstanding borrowings and a fee for outstanding letters of credit. SunPower has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit sub-feature shall expire on or before July 31, 2008 unless SunPower provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility shall expire no later than July 31, 2012. SunPower concurrently entered into a security agreement with the lender, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, two wholly-owned subsidiaries of SunPower entered into an associated continuing guaranty with the lender. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

        As of September 30, 2007, one letter of credit totaling $20.0 million was issued by the lender under the unsecured letter of credit sub-feature and five letters of credit totaling $9.2 million were issued by the lender under the secured letter of credit facility. On September 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $30.0 million and letters of credit available to be issued by the lender under the unsecured letter of credit sub-feature and secured letter of credit facility were $20.0 million and $40.8 million, respectively.

1.25% Convertible Subordinated Notes ("Cypress 1.25% Notes")

        As of December 31, 2006, Cypress had outstanding $599.0 million of the Cypress 1.25% Notes, due in June 2008. During the first quarter of fiscal 2007, Cypress called for redemption of the outstanding Cypress 1.25% Notes. As a result of the redemption, Cypress issued approximately 33.0 million shares of its common stock and paid approximately $179.7 million in cash to the holders during the first quarter of fiscal 2007. In addition, Cypress wrote off approximately $4.7 million of related unamortized debt issuance costs.

1.00% Convertible Senior Notes ("Cypress 1.00% Notes")

        During the first quarter of fiscal 2007, Cypress entered into the following transactions: (1) the issuance of $600.0 million aggregate principal amount of the Cypress 1.00% Notes, (2) a convertible note hedge transaction with respect to Cypress common stock, (3) the issuance of warrants to acquire shares of Cypress common stock, and (4) an accelerated share repurchase program.

Cypress 1.00% Notes:

        Cypress issued $600.0 million in aggregate principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes are governed by an indenture, dated as of March 13, 2007, between Cypress and U.S. Bank National Association, as trustee. The Cypress 1.00% Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress's election. The initial effective conversion price of the Cypress 1.00% Notes is approximately $23.90 per share, which represents a premium of 26.5% to the closing price of the Cypress common stock on the date of issuance. Holders who convert their Cypress 1.00% Notes in connection with certain types of corporate transactions constituting a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders may require Cypress to purchase all or a portion of their Cypress 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        Holders may freely convert the Cypress 1.00% Notes on or after June 15, 2009 until the close of business on the business day immediately preceding the maturity date. Prior to June 15, 2009, holders may convert their Cypress 1.00% Notes under any of the following conditions:

  •
  during any calendar quarter after the calendar quarter ending June 30, 2007, if the closing price of the Cypress common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price (or $31.07 per share) in effect on the last trading day of the immediately preceding calendar quarter;
  •
  during the five business-day period after any five consecutive trading-day period in which the trading price for each day of such period was less than 98% of the product of the closing price of the Cypress common stock and the conversion rate on each such day;

  •
  upon the occurrence of specified distributions to holders of the Cypress common stock; or
  •
  upon a fundamental change.

        The Cypress 1.00% Notes are unsubordinated and unsecured senior obligations of Cypress, and rank equal in right of payment with all of Cypress's other existing and future unsubordinated and unsecured obligations, rank junior in right of payment to any of Cypress's secured obligations to the extent of the value of the collateral securing such obligations, and are subordinated in right of payment to all existing and future obligations of Cypress's subsidiaries.

        In connection with the offering of the Cypress 1.00% Notes, Cypress incurred approximately $12.9 million of debt issuance costs.

Convertible Note Hedge and Warrants:

        In connection with the sale of the Cypress 1.00% Notes, Cypress entered into a separate convertible note hedge transaction. The convertible note hedge transaction is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value per share of the Cypress common stock at the time of exercise is greater than the strike price of $23.90. For the earnings per share computation, the convertible note hedge is not included in the diluted calculation as it is anti-dilutive in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128").

        In addition, Cypress sold warrants to acquire up to approximately 25.1 million shares of the Cypress common stock in a separate warrant transaction. The warrants are to be settled on a net-exercise basis, either in shares of stock or cash, at Cypress's election. The potential dilution caused by the warrants will occur when the value is above the exercise price of $27.00. See Note 16 for further discussion of the impact of the warrants on the Company's earnings per share computation.

        The convertible note hedge and warrants are separate transactions entered into by Cypress. They are not part of the terms of the Cypress 1.00% Notes and do not affect the holders' rights under the Cypress 1.00% Notes.

        In conjunction with the convertible note hedge and the warrants, Cypress paid net premiums of approximately $17.0 million using a portion of the proceeds from the offering of the Cypress 1.00% Notes. The amount was recorded in "Stockholders' equity" in the Condensed Consolidated Balance Sheet.

Accelerated Share Repurchase Program:

        In connection with the offering of the Cypress 1.00% Notes, Cypress entered into an accelerated share repurchase program. Pursuant to the program, Cypress repurchased shares of its common stock in the open market based on the volume weighted-average price of the Cypress common stock, subject to a per-share floor price and cap price, calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. Cypress completed the accelerated share repurchase program in the second quarter of fiscal 2007 and repurchased a total of 28.9 million shares at an average stock price of $19.78 under the program.

1.25% Senior Convertible Debentures ("SunPower 1.25% Notes")

        During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes will be payable on February 15 and August 15 of each year, commencing on August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. In addition,

SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012. The SunPower 1.25% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the SunPower 1.25% Notes is approximately $56.75 per share, which represents a premium of 27.5% to the closing price of the SunPower common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

        The SunPower 1.25% Notes are senior, unsecured obligations of SunPower, ranking equally with all existing and future senior unsecured indebtedness of SunPower. The SunPower 1.25% Notes are effectively subordinated to SunPower's secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of SunPower's subsidiaries.

        In connection with the offering of the SunPower 1.25% Notes, SunPower incurred approximately $6.0 million of debt issuance costs.

Share Loan Arrangement:

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

        Shares loaned to the underwriter affiliate are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of SunPower's outstanding shares, including the right to vote the shares on all matters submitted to a vote of SunPower's stockholders and the right to receive any dividends or other distributions that SunPower may pay or make on its outstanding shares of class A common stock.

0.75% Senior Convertible Debentures ("SunPower 0.75% Notes")

        In the third quarter of fiscal 2007, SunPower sold $225.0 million aggregate principal amount of SunPower 0.75% Note. The SunPower 0.75% Notes bear interest at a rate of 0.75% per year, payable on February 1 and August 1 of each year, commencing on February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010. The SunPower 0.75% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at SunPower's election. The initial effective conversion price of the SunPower 0.75% Notes is approximately $82.24 per share, which represents a premium of 27.5% to the closing price of the SunPower common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

        The SunPower 0.75% Notes are senior, unsecured obligations of SunPower, ranking equally with all existing and future senior unsecured indebtedness of SunPower. The SunPower 0.75% Notes are effectively subordinated to SunPower's secured indebtedness to the extent of the value of the related collateral, and structurally subordinated to indebtedness and other liabilities of SunPower's subsidiaries.

        In connection with the offering of the SunPower 1.25% Notes, SunPower incurred approximately $4.9 million of debt issuance costs.

Share Loan Arrangement:

        Concurrent with the offering of the SunPower 0.75% Notes, SunPower lent 1.8 million shares of its class A common stock, all of which are being borrowed by an affiliate of one of the underwriters. SunPower did not receive any proceeds from that offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

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

        Any shares loaned to the underwriter affiliate will be issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of SunPower's outstanding shares, including the right to vote the shares on all matters submitted to a vote of SunPower's stockholders and the right to receive any dividends or other distributions that SunPower may pay or make on its outstanding shares of class A common stock.

Stock Repurchase Program

        In the first quarter of fiscal 2007, Cypress's Board of Directors authorized a new stock repurchase program of up to $300.0 million. This program is in addition to the accelerated share repurchase program described above. All previous repurchase programs have been terminated as a result of this new program. Stock repurchases under the new program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The new stock repurchase program may be limited or terminated at any time without prior notice. To date, the Company has not repurchased any shares under this program and $300.0 million remained outstanding as of September 30, 2007.

Equity Option Contracts

        As of December 31, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. The contracts required physical settlement. Upon expiration of the options, if the Company's stock price was above the threshold price of $21 per share, the Company would receive a settlement value totaling $30.3 million in cash. If the Company's stock price was below the threshold price of $21 per share, the Company would receive 1.4 million shares of its common stock. Alternatively, the Company had the option to renew and extend the contracts.

        During the first quarter of fiscal 2007, the contracts expired and the Company did not exercise the option to renew them. Because the Company's stock price was below $21 per share at the expiration date, the Company received 1.4 million shares of its common stock which were accounted for as treasury shares.

NOTE 12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of
(In thousands)	September 30, 2007	December 31, 2006
Net unrealized gains on available-for-sale investments	$9,214	$277
Net unrealized losses on derivatives	(2,799)	(1,570)
Foreign currency translation adjustments	5,395	—

Total accumulated other comprehensive income (loss)	$11,810	$(1,293)

        The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$29,823	$10,714	$391,162	$23,642
Net change in unrealized gains (losses) on available-for-sale investments	(1,985)	3,619	8,937	3,607
Net change in unrealized gains (losses) on derivative	(1,926)	1,270	(1,229)	(1,122)
Foreign currency translation adjustments	3,498	—	5,395	—

Total comprehensive income	$29,410	$15,603	$404,265	$26,127

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

        As of September 30, 2007, the Company's hedge instruments consisted primarily of foreign exchange forward and option contracts. The Company estimates the fair value of its forward and option contracts based on spot and forward rates from published sources.

        Hedges of forecasted foreign currency denominated revenues using foreign exchange forward and option contracts are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in "Stockholders' equity" in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized losses recorded in accumulated other comprehensive income (loss), net of tax, was $2.8 million and $1.6 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company had outstanding forward and option contracts primarily relating to SunPower with an aggregate notional value of $142.8 million and $105.6 million, respectively. All outstanding contracts will mature by July 2008.

        In addition, the Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in "Other income (expense), net" in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances. As of September 30, 2007 and December 31, 2006, the Company had outstanding forward contracts with an aggregate notional value of $35.1 million and $33.3 million, respectively, to offset the risks associated with foreign currency denominated assets and liabilities. All such outstanding contracts matured in October 2007.

NOTE 14.    INCOME TAXES

        The Company's effective rate of income tax provision was approximately 7% for the three months ended September 30, 2007 and the effective rate of income tax benefit was less than 1% for the nine months ended September 30, 2007. The Company's effective rate of income tax provision was approximately 15% and 16% for the three and nine months ended October 1, 2006, respectively. The tax provision for the third quarter of fiscal 2007 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the first nine months of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets. This was partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. During the first nine months of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower common stock and recognized a gain of $373.2 million from the transaction. Alternative minimum tax has been accrued on the taxable portion of the gain remaining after offset by capital loss and net operating loss carryovers.

        The tax provision for the third quarter and first nine months of fiscal 2006 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

Unrecognized Tax Benefits

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $3.2 million and a corresponding increase in accumulated deficit. As of January 1, 2007, the total amount of unrecognized tax benefits was approximately $59.9 million, of which $37.2 million, if recognized, would affect the Company's effective tax rate and $22.7 million would result in an additional deferred tax asset that would be offset by a valuation allowance. The Company recorded FIN 48-related liabilities of $2.0 million and $5.5 million during the third quarter and first nine months of fiscal 2007, respectively. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  •
  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and
  •
  expiration of statute of limitations on the Company's tax returns.

        The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management does not anticipate material changes in the unrecognized tax benefits within the next 12 months.

Classification of Interest and Penalties

        The Company's policy is to classify interest expense and penalties, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. As of January 1, 2007, the amount of accrued interest and penalties totaled $3.2 million. The Company accrued additional interest and penalties of approximately $0.4 million and $1.1 million during the third quarter and first nine months of fiscal 2007, respectively.

Examinations by Tax Authorities

        The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of January 1, 2007:

Tax Jurisdictions	Tax Years
The U.S.	2003 and onward
The Philippines	2004 and onward
India	2002 and onward
California	2002 and onward

        There were no material changes during the third quarter and first nine months of fiscal 2007.

        While years prior to 2003 for the U.S. corporate tax return are not open for assessment, the Internal Revenue Service ("IRS") can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

        The IRS is currently conducting an audit of the Company's federal income tax returns for fiscal 2003 and 2004. In addition, non-U.S. tax authorities are conducting tax audits of the Company's subsidiaries in the Philippines for fiscal 2005 and 2006 and India for fiscal 2002 and 2003. As of September 30, 2007, no material adjustments to the tax liabilities have been proposed by the IRS or other foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no material adjustments upon the completion of their reviews.

NOTE 15.    STOCK PURCHASE ASSISTANCE PLAN ("SPAP")

        In May 2001, the Company's stockholders approved the adoption of the SPAP program. The SPAP program allowed for loans to employees to purchase shares of the Company's common stock in the open market. Employees of Cypress and its subsidiaries, including executive officers but excluding the Chief Executive Officer and members of the Board of Directors, were allowed to participate in the SPAP program. The loans were granted to certain executive officers prior to adoption of the Sarbanes-Oxley Act of 2002, which prohibits most loans to executive officers of public corporations. The SPAP program was terminated as to new loan grants in the first quarter of fiscal 2002.

        Each loan is evidenced by a full recourse promissory note executed by the employee in favor of the Company and is collateralized by a pledge of the Company's common stock purchased with the proceeds of the loan. If a participant sells the Company's common stock purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The Company's security interest in the collateral is currently reflected in security agreements executed by each participant and the Company.

        As of September 30, 2007, interest rates associated with the outstanding loans ranged from 5.0% to 8.3% per annum. As loans are at interest rates below the estimated market rates, the Company records compensation expense to reflect the difference between the rate charged and the estimated market rate for each outstanding loan. Compensation expense related to these loans totaled approximately $0.1 million and $0.7 million for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.5 million for the three and nine months ended October 1, 2006, respectively.

        The following table summarizes the components of the outstanding loan balance:

	As of
(In thousands)	September 30, 2007	December 31, 2006
Principal:
Active employees	$1,736	$19,638
Former employees	5,544	11,567

Total principal	7,280	31,205

Accrued interest:
Active employees	235	3,905
Former employees	1,258	2,244

Total accrued interest	1,493	6,149

Total outstanding loan balance — principal and accrued interest	8,773	37,354
Less: allowance for uncollectible loans	(1,400)	(8,345)

Total outstanding loan balance, net	$7,373	$29,009

        The outstanding loan balance, net of allowance for uncollectible loans, is classified as a current asset in the Condensed Consolidated Balance Sheets.

        Management periodically reviews the balance related to the allowance for uncollectible loans. During the third quarter of fiscal 2007, management assessed various factors, including the loan payment history in the past twelve months as well as the value of the underlying collateral. Based on this assessment, the Company reduced the allowance for uncollectible loans by approximately $6.9 million and recorded the reduction in "Selling, general and administrative expenses" in the Condensed Consolidated Statement of Operations in the third quarter of fiscal 2007.

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

        The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per-share amounts)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Basic:
Net income	$29,823	$10,714	$391,162	$23,642

Weighted-average common shares	154,850	141,284	154,220	139,868

Basic net income per share	$0.19	$0.08	$2.54	$0.17

Diluted:
Net income	$29,823	$10,714	$391,162	$23,642
Interest expense and related costs associated with convertible debt	—	1,962	1,173	—
Adjustment related to SunPower	(56)	(468)	28	(692)
Other	(34)	(805)	(81)	(1,018)

Net income for diluted computation	$29,733	$11,403	$392,282	$21,932

Weighted-average common shares	154,850	141,284	154,220	139,868
Effect of dilutive securities:
Stock options and unvested restricted stock units	9,183	4,602	7,083	5,367
Convertible debt	1,813	33,048	6,768	—
Other	147	153	147	185

Weighted-average common shares for diluted computation	165,993	179,087	168,218	145,420

Diluted net income per share	$0.18	$0.06	$2.33	$0.15

Adjustment Related to SunPower:

        In accordance with SFAS No. 128, net income used in the diluted computation has been adjusted to reflect the impact of SunPower's earnings per share in the consolidated net income per share computations, based on Cypress's ownership in SunPower.

Convertible Debt:

        The Cypress 1.00% Notes, which were issued in the first quarter of fiscal 2007, are convertible debt which requires Cypress to settle the principal value of the debt in cash and the conversion spread in cash or stock (see Note 11). Under EITF Issue No. 90-19, the Company applies the treasury stock method in determining the impact of the Cypress 1.00% Notes on the diluted earnings per share computation. During the third quarter and first nine months of fiscal 2007, the Cypress 1.00% Notes were dilutive as the Company experienced a substantial increase in its stock price.

        The warrants issued in connection with the Cypress 1.00% Notes were anti-dilutive during the third quarter and first nine months of fiscal 2007 as the average stock prices for the periods were lower than the exercise price. The purchased note hedge are not considered for the diluted earnings per share computation because including it would be anti-dilutive.

        The Company applied the if-converted method in determining the impact of the Cypress 1.25% Notes on the diluted earnings per share computation, as the principal value was convertible into shares plus cash. The Cypress 1.25% Notes were fully redeemed during the first quarter of fiscal 2007 (see Note 11).

Anti-Dilutive Securities:

        The following securities were excluded from the computation of diluted net income per share because their impact was anti-dilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Stock options	1,168	23,452	8,564	22,094
Convertible debt	—	—	—	33,048
Warrants	25,105	—	25,105	—

NOTE 17.    SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

        The Company designs, develops, manufactures and markets a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. In addition, Cypress is a majority shareholder of SunPower. The Company evaluates its reportable business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in the following five reportable business segments:

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

        In assessing the financial performance of the reportable business segments and making operating decisions, the Company's chief operating decision maker does not allocate certain expenses and credits to the segments as described below. The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Consumer and Computation Division	$103,042	$89,738	$265,255	$254,366
Data Communications Division	29,651	36,143	89,568	103,989
Memory and Imaging Division	79,628	85,953	247,719	250,613
SunPower	234,334	65,348	550,447	162,001
Other	2,880	13,025	12,184	33,611

Total revenues	$449,535	$290,207	$1,165,173	$804,580

Income Before Income Taxes and Minority Interest:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Consumer and Computation Division	$20,939	$5,276	$33,434	$17,476
Data Communications Division	4,832	11,144	14,043	24,116
Memory and Imaging Division	11,599	7,104	29,647	12,801
SunPower	30,048	12,733	79,287	23,714
Other	(4,930)	(3,386)	(15,535)	(7,669)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(9,012)	(4,345)	(53,246)	(16,220)
Restructuring costs	—	—	—	(489)
Stock-based compensation expense	(30,118)	(12,296)	(79,840)	(34,989)
Gains on divestitures	6,647	—	17,429	5,998
Reduction of allowance for uncollectible loans	6,864	—	6,864	—
Impairment related to synthetic lease	—	(500)	(7,006)	(1,500)
Gain on sale of SunPower common stock	—	—	373,173	—
Gains on investments in equity securities	—	—	929	10,027
Investment impairment charges	—	(2,175)	(601)	(3,058)
Write-off of unamortized debt issuance costs	—	—	(4,651)	—
Other	(554)	1,842	(824)	2,076

Income before income taxes and minority interest	$36,315	$15,397	$393,103	$32,283

Geographical Information:

        International revenues accounted for 59% and 64% of total revenues for the three and nine months ended September 30, 2007, respectively, compared with 72% for both the three and nine months ended October 1, 2006. The following table presents the Company's revenues by geographical locations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
United States	$186,239	$80,601	$424,925	$221,929
Europe:
Spain	59,453	747	157,162	3,723
Germany	28,505	38,444	79,131	96,838
Other	33,360	28,003	120,547	77,892
Asia:
Hong Kong	34,324	30,912	98,874	85,594
Taiwan	34,544	23,585	75,623	77,096
Japan	19,048	26,763	59,549	78,163
Other	54,062	61,152	149,362	163,345

Total revenues	$449,535	$290,207	$1,165,173	$804,580

Customer Information:

        For the three months ended September 30, 2007, two customers of SunPower, MMM Renewable Ventures and SolarPack, accounted for approximately 16% and 11% of the Company's total revenues. For the nine months ended September 30, 2007, one customer of SunPower, SolarPack, accounted for approximately 10% of the Company's total revenues.

        For the three and nine months ended October 1, 2006, no customers accounted for more than 10% of the Company's total revenues.

NOTE 18.    JOINT VENTURE

Woongjin Energy Co. Ltd. ("Woongjin Energy")

        In the third quarter of fiscal 2006, SunPower entered into an agreement with Woongjin Coway Co., Ltd. ("Woongjin"), a provider of environmental products located in Korea, to form Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. Under the joint venture, SunPower and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. SunPower will supply polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and SunPower will procure the manufactured silicon ingots from the joint venture. Woongjin Energy began manufacturing in the third quarter of fiscal 2007, and SunPower expects to purchase approximately $250.3 million of silicon ingots from Woongjin Energy under a five-year agreement.

        SunPower has invested $4.6 million in the joint venture comprised of a 19.9% equity investment valued at $1.3 million and a $3.3 million convertible note that is convertible at SunPower's option into an additional 20.1% equity ownership in the joint venture. SunPower accounts for its joint venture in Woongjin Energy using the equity method of accounting, in which the entire minority investment of $4.6 million is classified as "Other long-term assets" in the Condensed Consolidated Balance Sheets. SunPower's share of Woongjin Energy's losses totaled $0.2 million for the three and nine months ended September 30, 2007 and was included in "Other income (expense), net" in the Condensed Consolidated Statements of Operations. Neither party has contractual obligations to provide any additional funding to the joint venture.

        In October 2007, SunPower entered into an agreement with Woongjin and Woongjin Holdings Co., Ltd. ("Woongjin Holdings"), whereby Woongjin transferred its 80.1% equity investment held in Woongjin Energy to Woongjin Holdings and Woongjin Holdings assumed all rights and obligations formerly owned by Woongjin under the joint venture agreement described above, including the $33.0 million loan guarantee.

NOTE 19.    SUBSEQUENT EVENT

Joint Venture—First Philec Solar Corporation ("First Philec Solar")

        In October 2007, SunPower entered into an agreement with First Philippine Electric Corporation to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to SunPower. SunPower will have a 20.0% equity investment in the joint venture and will account for its joint venture in First Philec Solar using the equity method of accounting. This joint venture will operate in the Philippines, with silicon ingots to be supplied primarily from SunPower. SunPower expects to purchase an aggregate quantity of silicon wafers sufficient to support up to approximately 660 megawatts annually of solar cell manufacturing production based on SunPower's expected silicon utilization through the five-year wafering supply and sales agreement, which is anticipated to begin in the second half of 2008 when First Philec Solar's proposed manufacturing capacity is expected to become operational.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed in the "Forward-Looking Statements" section under Part I of this Quarterly Report on Form 10-Q.

Executive Summary

General:

        Our mission is to transform Cypress from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the programmable system-on-chip ("PSoC") products, universal serial bus ("USB") controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive, industrial and, through our majority-owned subsidiary SunPower Corporation ("SunPower"), solar power.

        Currently, our organization is comprised of the following reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on timing solutions, USB and PSoC products.
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems.
Memory and Imaging Division	a product division focusing on static random access memories ("SRAM"), nonvolatile memories and image sensor products.
SunPower	a majority-owned subsidiary of Cypress specializing in solar power products.
Other	includes Silicon Light Machines and Cypress Systems, both majority-owned subsidiaries of Cypress, certain foundry-related services performed by Cypress, and certain corporate expenses.

SunPower:

        In May 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (which were converted from class B common stock) in the open market. As a result of the transaction, Cypress received total net proceeds of $437.3 million and recorded a gain of $373.2 million. As of September 30, 2007 and December 31, 2006, Cypress held approximately 44.5 million and 52.0 million shares of SunPower class B common stock, respectively. The following table summarizes Cypress's ownership in SunPower:

	As of
	September 30, 2007	December 31, 2006
As a percentage of SunPower's outstanding shares of capital stock	57%	75%
As a percentage of SunPower's outstanding shares of capital stock on a fully diluted basis	53%	70%
As a percentage of the total voting rights of SunPower's outstanding shares of capital stock(1)	90%	96%

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

Acquisition and Divestitures:

        During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems for residential, commercial, government and utility customers worldwide. Purchase consideration and future stock-based compensation totaled approximately $334.4 million. The acquisition will enable SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives, and simplify and improve customer experience. In June 2007, SunPower changed PowerLight's name to SunPower Corporation, Systems ("SP Systems") to capitalize on SunPower's name recognition.

        As part of our corporate strategy, we have divested businesses that do not align with our long-term business plan in order to transform Cypress from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. During the first nine months of fiscal 2007, we completed the sales of four businesses: Silicon Valley Technology Center ("SVTC"), certain image sensor product lines, pseudo-SRAM, and network search engines ("NSE"). We recorded total gains of $17.4 million that resulted from these divestitures. We continue to assess opportunities and may complete additional acquisitions and/or divestitures in future periods.

Convertible Debt and Equity Financing:

  1.25% Convertible Subordinated Notes ("Cypress 1.25% Notes"):

        During the first quarter of fiscal 2007, we called for redemption all of the Cypress 1.25% Notes. As a result of the redemption, we issued 33.0 million shares of our common stock and paid $179.7 million in cash.

  1.00% Convertible Senior Notes ("Cypress 1.00% Notes"):

        During the first quarter of fiscal 2007, we issued $600.0 million in principal amount of the Cypress 1.00% Notes. In connection with the offering of the Cypress 1.00% Notes, we entered into an accelerated share repurchase program to repurchase our common stock. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. We completed the program during the second quarter of fiscal 2007 and repurchased a total of 28.9 million shares at an average per-share price of $19.78.

  1.25% Senior Convertible Debentures ("SunPower 1.25% Notes"):

        During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes.

  0.75% Senior Convertible Debentures ("SunPower 0.75% Notes") and Equity Financing:

        In July 2007, SunPower issued and sold, in a public offering, 2.7 million shares of its class A common stock at a price of $64.50 per share, and issued $225.0 million in principal amount of the SunPower 0.75% Notes.

Results of Operations

Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Consumer and Computation Division	$103,042	$89,738	$265,255	$254,366
Data Communications Division	29,651	36,143	89,568	103,989
Memory and Imaging Division	79,628	85,953	247,719	250,613
SunPower	234,334	65,348	550,447	162,001
Other	2,880	13,025	12,184	33,611

Total revenues	$449,535	$290,207	$1,165,173	$804,580

Consumer and Computation Division:

        Revenues from the Consumer and Computation Division increased approximately $13.3 million in the third quarter of fiscal 2007, or approximately 15%, compared to the same prior-year period. The increase was primarily attributable to the continued adoption of our family of USB products in personal computer ("PC") applications and consumer devices, which contributed an increase of approximately $15.6 million in revenues. In addition, the increase was attributable to an increase of approximately $13.0 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications. These increases were partially offset by a decrease of approximately $10.3 million in sales of our general-purpose clock products primarily due to slowing demand in the base-station and gaming market and increased competition, and $5.0 million in sales of our PC clock products as we divested the product line in the fourth quarter of fiscal 2006.

        Revenues from the Consumer and Computation Division increased approximately $10.9 million in the first nine months of fiscal 2007, or approximately 4%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $38.3 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications. In addition, the increase was attributable to the continued adoption of our family of USB products in PC applications and consumer devices, which contributed an increase of approximately $10.4 million in revenues. These increases were partially offset by a decrease of approximately $22.5 million in sales of our general-purpose clock products primarily due to slowing demand in the base-station and gaming market and increased competition, and $15.3 million in sales of our PC clock products as we divested the product line in the fourth quarter of fiscal 2006.

Data Communications Division:

        Revenues from the Data Communications Division decreased $6.5 million in the third quarter of fiscal 2007, or 18%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $7.8 million in sales of our specialty memory products due to the continued slowdown in demand and network search engine products due to the divestiture during the third quarter of fiscal 2007. The decrease was partially offset by an increase of $3.7 million in sales of our new West Bridge controllers resulting from production ramps and shipments to cell phone manufacturers.

        Revenues from the Data Communications Division decreased $14.4 million in the first nine months of fiscal 2007, or 14%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $20.9 million in sales of our specialty memory products due to the continued slowdown in demand and network search engine products due to the divestiture during the third quarter of fiscal 2007. The decrease was partially offset by an increase of $5.1 million in sales of our new West Bridge controllers resulting from production ramps and shipments to cell phone manufacturers.

Memory and Imaging Division:

        Revenues from the Memory and Imaging Division decreased $6.3 million in the third quarter of fiscal 2007, or 7%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $5.7 million in sales of our pseudo-SRAM products as these products were discontinued in the second quarter of fiscal 2007, and a decrease of approximately $3.1 million in sales of our synchronous SRAM products in our memory product division due to decreased demand for networking and communications applications. The decrease was partially offset by an increase of approximately $2.8 million in sales of our non-volatile memory products.

        Revenues from the Memory and Imaging Division decreased $2.9 million in the first nine months of fiscal 2007, or 1%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $12.6 million in sales of our pseudo-SRAM products as these products were discontinued in the second quarter of fiscal 2007. The decrease was partially offset by an increase of approximately $7.3 million in sales of our non-volatile memory products.

SunPower:

        Revenues from SunPower increased $169.0 million in the third quarter of fiscal 2007, or 259%, compared to the same prior-year period. The increase in revenues was attributable to the combination of the addition of approximately $157.7 million in systems revenues from SP Systems, which was acquired by SunPower in the first quarter of fiscal 2007, and an increase in components revenues of approximately $11.3 million. Revenues increased $388.4 million in the first nine months of fiscal 2007, or 240%, compared to the same prior-year period. The increase in revenues was attributable to the combination of the addition of approximately $340.3 million in systems revenues from SP Systems and an increase in components revenues of approximately $48.1 million.

        The increase in components revenues was attributable to the continued increase in the demand for SunPower's solar cells and solar panels and continued increases in unit production and unit shipments of both solar cells and solar panels as SunPower continued to expand its solar manufacturing capacity. During the first three quarters of fiscal 2006, SunPower had three solar cell manufacturing lines in operation with an approximate annual production capacity of 75 megawatts. Since then, SunPower has added a fourth 33 megawatt line during the fourth quarter of fiscal 2006 and it expects to commence commercial production in the next two solar cell lines by the end of fiscal 2007.

        SunPower recognizes systems revenues related to the fixed price construction contracts on a "percent completion" basis, and, as a result, the revenue from this business is driven by the performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. Accordingly, this could result in material fluctuations in SunPower's systems revenues in future periods.

Other:

        Revenues from the Other segment decreased $10.1 million in the third quarter of fiscal 2007, or 78%, compared to the same prior-year period. Revenue decreased $21.4 million in the first nine months of fiscal 2007, or 64%, compared to the same prior-year period. The decrease in revenues in both periods was primarily due to the divestiture of our SVTC business in the first quarter of fiscal 2007. SVTC contributed approximately $9.0 million in revenues during the third quarter of fiscal 2006 compared to zero in the third quarter of fiscal 2007, and $23.1 million in revenues during the first nine months of fiscal 2006 compared to $6.3 million in the first nine months of fiscal 2007.

Cost of Revenues

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost of revenues	$307,536	$166,649	$768,121	$463,717
Gross margin—consolidated	31.6%	42.6%	34.1%	42.4%
Gross margin—semiconductor*	45.4%	47.7%	45.2%	47.5%

*
Semiconductor includes all reportable segments except for SunPower.

        For the three and nine months ended September 30, 2007, the decline in gross margin on a consolidated basis compared to the same prior-year periods was primarily attributable to a shift in product mix, as SunPower, which generates gross margin lower than our semiconductor businesses, continued to make up a larger portion of our consolidated sales. For the three months ended September 30, 2007, SunPower accounted for approximately 52% of our total sales compared with 23% in the same prior-year period. For the nine months ended September 30, 2007, SunPower accounted for approximately 47% of our total sales compared with 20% in the same prior-year period. In addition, for the three and nine months ended September 30, 2007, our semiconductor gross margin was negatively impacted by the divestiture of our high-margin SVTC business in the first quarter of fiscal 2007 and the absorption of fixed manufacturing costs in our fabrication facilities in the first nine months of fiscal 2007.

        For the three and nine months ended September 30, 2007, the decline in gross margin was also negatively impacted by an increase of approximately $4.8 million and $12.5 million of stock-based compensation expense, respectively, compared to the same prior-year periods.

        In addition, our gross margin is impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business. The net impact of the inventory adjustments was a charge (benefit) of $1.8 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, and $(1.8) million and $(3.8) million for the three and nine months ended October 1, 2006, respectively. The inventory reserve balance was $28.4 million and $23.1 million as of September 30, 2007 and December 31, 2006, respectively.

Research and Development ("R&D") Expenses

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
R&D Expenses	$46,642	$61,646	$141,749	$185,239
As a percentage of revenues	10.4%	21.2%	12.2%	23.0%

        For the three months ended September 30, 2007, R&D expenses decreased $15.0 million compared to the same prior-year period. The decrease in R&D expenditures was primarily driven by the reduction of employee-related costs of approximately $5.6 million and other cost savings of approximately $8.6 million, mainly resulting from the divestitures of non-strategic product lines and businesses, coupled with the termination of certain employees related to process technology development. Stock-based compensation expense was flat period-over-period.

        For the nine months ended September 30, 2007, R&D expenses decreased $43.5 million compared to the same prior-year period. The decrease in R&D expenditures was primarily driven by the reduction of employee-related costs of approximately $18.7 million and other cost savings of approximately $20.9 million, mainly resulting from the divestitures of non-strategic product lines and businesses, coupled with the termination of certain employees related to process technology development. Stock-based compensation expense was flat period-over-period.

Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
SG&A expenses	$70,925	$48,652	$214,342	$136,805
As a percentage of revenues	15.8%	16.8%	18.4%	17.0%

        For the three months ended September 30, 2007, SG&A expenses increased $22.3 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to an increase of approximately $20.5 million in expenses related to SunPower, of which approximately $8.8 million was related to an increase in stock-based compensation expense and the remaining increase was attributable to the integration of SP Systems acquired in the first quarter of fiscal 2007 and increased headcount and employee-related costs to support the growth of SunPower's business. Excluding SunPower, the increase of $1.8 million in SG&A expenditures was primarily attributable to an increase of approximately $4.3 million in stock-based compensation expense, an increase of approximately $2.2 million in legal costs and other professional fees, and higher employee-related costs of approximately $1.6 million. These increases were partially offset by the reduction of $6.9 million related to the allowance for uncollectible loans under our stock purchase assistance plan.

        For the nine months ended September 30, 2007, SG&A expenses increased $77.5 million compared to the same prior-year period. The increase in SG&A expenditures was primarily due to an increase of approximately $57.9 million in expenses related to SunPower, of which approximately $24.8 million was related to an increase in stock-based compensation expense and the remaining increase was attributable to the integration of SP Systems acquired in the first quarter of fiscal 2007 and increased headcount and employee-related costs to support the growth of SunPower's business. Excluding SunPower, the increase of $19.6 million in SG&A expenditures was primarily attributable to an increase of approximately $8.8 million in legal costs and other professional fees, an increase of approximately $8.1 million in stock-based compensation expense, and higher employee-related costs of $7.3 million.

These increases were partially offset by the reduction of $6.9 million related to the allowance for uncollectible loans under our stock purchase assistance plan.

In-Process Research and Development ("IPR&D") Charge

        In connection with the acquisition of PowerLight, SunPower recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed.

        In-process research and development projects related to PowerLight consisted of two components: design automation tool and tracking systems and other. In assessing the projects, SunPower considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, and various projects' stage of development.

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

Status of In-Process Research and Development Projects:

        The following table summarizes certain information of each significant project:

Projects	Stage of Completion	Total Cost Incurred	Total Remaining Costs	Completion Dates
Design automation tool:
At January 10, 2007 (acquisition date)	5%	$0.2 million	$2.4 million	December 2010
At September 30, 2007	30%	$0.8 million	$1.8 million	June 2009
Tracking systems and other:
At January 10, 2007 (acquisition date)	30%	$0.2 million	$0.6 million	July 2007
At September 30, 2007	100%	$0.8 million	$—	June 2007

        As of September 30, 2007, SunPower has incurred total post-acquisition costs of $0.6 million related to the design automation tool project and estimates that an additional investment of $1.8 million will be required to complete the project. SunPower expects to complete the design automation tool project by June 2009.

        In June 2007, SunPower has completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

Amortization of Acquisition-Related Intangible Assets

        For the three months ended September 30, 2007, amortization increased approximately $5.1 million compared to the corresponding fiscal 2006 period. For the nine months ended September 30, 2007, amortization increased approximately $15.5 million compared to the corresponding fiscal 2006 period. The increase in amortization in both the three and nine-month periods was primarily due to the additional intangible assets that resulted from the acquisition of PowerLight in the first quarter of fiscal 2007.

Impairment of Acquisition-Related Intangible Assets

        During the first quarter of fiscal 2007, in connection with the acquisition of PowerLight, SunPower recorded $79.5 million of intangible assets, of which $15.5 million was related to the PowerLight tradename, the primary branding and product identification for PowerLight. The determination of the fair value and useful life of the tradename was based on SunPower's strategy of continuing to market its systems products and services under the PowerLight brand. In June 2007, SunPower formally changed its branding strategy and consolidated all of its product and service offerings under the SunPower brand name and eliminated the use of the PowerLight tradename. As a result, SunPower changed PowerLight's name to SP Systems to capitalize on SunPower's name recognition. Based on the change in branding strategy, SunPower determined that the PowerLight tradename was impaired during the second quarter of fiscal 2007 and wrote off the net book value of $14.1 million related to the intangible asset.

Impairment Loss Related to Synthetic Lease

        During the first quarter of fiscal 2007, we exercised our option to purchase land and buildings previously held under the synthetic lease for $62.7 million. At the date of termination, we determined that an impairment existed related to the properties and recorded an impairment loss of $7.0 million in the first quarter of fiscal 2007 (see "Off-Balance Sheet Arrangements" below for further discussion).

Gain on Divestitures

NSE:

        In the third quarter of fiscal 2007, we completed the sale of certain assets related to the TCAM2 product line in our NSE product family targeting the high-volume desktop switching market to NetLogic Microsystems, Inc. ("NetLogic"), pursuant to an asset purchase agreement. Upon closing of the transaction, NetLogic paid us $14.4 million in cash consideration. Our NSE product family is included in the Data Communications Division.

        We recorded a gain of $6.6 million in connection with the sale of the NSE assets during the third quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$14,448
Net book value of assets sold to NetLogic:
Inventories, net	(2,904)
Allocated goodwill	(4,872)
Transaction and other costs	(25)

Gain on sale of NSE assets	$6,647

        The NSE product family includes goodwill acquired by us in conjunction with previous business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we included a portion of the goodwill in the carrying amount of the disposed NSE product line in determining the gain on disposal. The amount was based on the relative fair values of the NSE product line that was disposed of and the remaining portion of the NSE product family that is retained by us.

        No employees were terminated by us or transferred to NetLogic as a result of the transaction.

SVTC:

        In the first quarter of fiscal 2007, we completed the sale of our SVTC business to Semiconductor Technology Services, LLC ("STS"), for approximately $53.0 million in cash, pursuant to an asset purchase agreement. SVTC offered start-ups and established companies the opportunity to develop and characterize silicon-based technologies. SVTC was included in our Other segment.

        We recorded a gain of $10.6 million in connection with the sale of SVTC during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$52,950
Net book value of assets sold to STS:
Land and building	(8,050)
Equipment	(29,773)
Other, primarily accounts receivable	(3,927)
Transaction and other costs	(640)

Gain on sale of SVTC	$10,560

        In conjunction with the SVTC divestiture, we exercised our option to purchase land and buildings previously held under the synthetic lease. Upon the termination of the synthetic lease, we sold one of the buildings to STS as part of the SVTC divestiture.

        In conjunction with the sale, approximately 85 SVTC employees were either terminated by us or transferred to STS.

Image Sensor:

        In the first quarter of fiscal 2007, we completed the sale of the automotive imaging product line and certain assets associated with the consumer imaging product line of our image sensor business unit to Sensata Technologies, Inc. ("Sensata") for approximately $11.0 million in cash, pursuant to an asset purchase agreement. We retained the custom imaging product line of our image sensor business unit. The image sensor business unit is included in the Memory and Imaging Division.

        We recorded a gain of $0.2 million in connection with the sale of the image sensor product lines during the first quarter of fiscal 2007. The following table summarizes the components:

(In thousands)
Cash proceeds from sale	$11,000
Net book value of assets sold to Sensata:
Inventories, net	(1,438)
Intangible assets, net	(4,581)
Other	(515)
Allocated goodwill	(2,306)
Severance and other benefits	(1,093)
Transaction and other costs	(845)

Gain on sale of image sensor product lines	$222

        Intangible assets sold to Sensata included certain purchased technology, patents and non-compete agreements which had been acquired by us in conjunction with previous business combinations.

        The image sensor business unit includes goodwill acquired by us in conjunction with previous business combinations. In accordance with SFAS No. 142, we included a portion of the goodwill in the carrying amount of the disposed image sensor product lines in determining the gain on disposal. The amount was based on the relative fair values of the image sensor product lines disposed of and the remaining portion of the image sensor business unit that is retained by us.

        In conjunction with the sale, approximately 25 employees in the image sensor business unit were transferred to Sensata.

Interest Income

        Interest income increased $6.6 million in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006. The increase was primarily driven by an increase of approximately $7.3 million in interest income resulting from higher average cash and investment balances, coupled with higher interest rates. This increase was partially offset by a decrease of approximately $0.4 million in interest income from the stock purchase assistance plan ("SPAP") due to lower outstanding loan balances.

        Interest income increased $12.6 million in the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006. The increase was primarily driven by an increase of approximately $14.2 million in interest income resulting from higher average cash and investment balances, coupled with higher interest rates. This increase was partially offset by a decrease of approximately $0.9 million in interest income from the SPAP program due to lower outstanding loan balances.

Interest Expense

        Interest expense increased approximately $0.6 million in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006. The increase in interest expense was primarily attributable to the issuance of the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes during fiscal 2007, which resulted in approximately $2.4 million in interest expense during the third quarter of fiscal 2007. The increase was partially offset by a decrease of approximately $1.9 million in interest expense related to the Cypress 1.25% Notes, which were fully redeemed in February 2007.

        Interest expense increased approximately $0.9 million in the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006. The increase in interest expense was primarily attributable to the issuance of the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes during fiscal 2007, which resulted in approximately $5.0 million in interest expense during the first nine months of fiscal 2007. In addition, the increase was attributable to an increase of $0.4 million in interest expense related to SunPower's outstanding customer advances. The increase was partially offset by a decrease of approximately $4.6 million in interest expense related to the Cypress 1.25% Notes, which were fully redeemed in February 2007.

Other Income (Expense), Net

        The following table summarizes the components of other income (expense):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Amortization of debt issuance costs	$(1,764)	$(930)	$(4,256)	$(2,790)
Write-off of unamortized debt issuance costs	—	—	(4,651)	—
Gain on sale of SunPower common stock	—	—	373,173	—
Gains on investments in equity securities	—	—	929	10,027
Change in fair value of warrants	(585)	1,036	(391)	1,056
Investment impairment charges	—	(2,175)	(601)	(3,058)
Foreign currency exchange gain	431	101	703	143
Changes in fair value of investment held under the deferred compensation plan	2,294	855	1,649	1,238
Other	175	56	(291)	(88)

Total other income (expense), net	$551	$(1,057)	$366,264	$6,528

Write-Off of Unamortized Debt Issuance Costs:

        During the first quarter of fiscal 2007, we redeemed all of the Cypress 1.25% Notes. As a result, we wrote off $4.7 million of related unamortized debt issuance costs.

Gain on Sale of SunPower Common Stock:

        During the second quarter of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (which were converted from class B common stock) in the open market. As a result of the transaction, Cypress received total net proceeds of $437.3 million and recorded a gain of $373.2 million.

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

Investment Impairment Charges:

        We have equity investments in both public and privately-held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our impairment assessment on investments in privately-held companies includes the review of each investee's financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise. We recorded impairment charges of zero and $0.6 million for the three and nine months ended September 30, 2007, respectively, and $2.2 million and $3.1 million for the three and nine months ended October 1, 2006, respectively, as the decline in values of certain investments was deemed to be other-than-temporary.

Deferred Compensation Plan:

        We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-free basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain our assets and are subject to claims of general creditors.

        We account for the deferred compensation plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." In accordance with EITF Issue No. 97-14, the assets are marked to market with the offset being recorded in "Other income (expense), net." The liabilities are marked to market with the offset being recorded as an operating expense or credit.

        All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Changes in fair value of assets recorded in:
Other income (expense), net	$2,294	$855	$1,649	$1,238
Changes in fair value of liabilities recorded in:
Cost of revenues	(237)	(221)	(782)	(450)
R&D expense	(273)	(255)	(900)	(519)
SG&A expense	(208)	(195)	(687)	(396)

Total credit (expense)	$1,576	$184	$(720)	$(127)

Income Taxes

        Our effective rate of income tax provision was approximately 7% for the three months ended September 30, 2007 and the effective rate of income tax benefit was less than 1% for the nine months ended September 30, 2007. Our effective rate of income tax provision was approximately 15% and 16% for the three and nine months ended October 1, 2006, respectively. The tax provision for the third quarter of fiscal 2007 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the first nine months of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets. This was partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. During the first nine months of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower common stock and recognized a gain of $373.2 million from the transaction. Alternative minimum tax has been accrued on the taxable portion of the gain remaining after offset by capital loss and net operating loss carryovers.

        The tax provision for the third quarter and first nine months of fiscal 2006 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

        The Internal Revenue Service ("IRS") is currently conducting an audit of our federal income tax returns for fiscal 2003 and 2004. In addition, non-U.S. tax authorities are conducting tax audits of our subsidiaries in the Philippines for fiscal 2005 and 2006 and India for fiscal 2002 and 2003. As of September 30, 2007, no material adjustments to our tax liabilities have been proposed by the IRS or other foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no material adjustments upon the completion of their reviews.

Minority Interest

        Minority interest includes primarily minority interest in SunPower's earnings or losses. The following table presents the minority interest recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Total minority interest	$(3,825)	$(2,363)	$(2,152)	$(3,539)
Minority interest related to SunPower	$(3,830)	$(2,364)	$(2,163)	$(3,542)

        As of September 30, 2007 and October 1, 2006, Cypress's basic ownership interest in SunPower was approximately 57% and 75%, respectively. The decline in Cypress's ownership interest was primarily attributable to:

  •
  SunPower's issuance of its common stock in connection with the acquisition of PowerLight in the first quarter of fiscal 2007;
  •
  Cypress's sale of a portion of its ownership interest in SunPower in the second quarter of fiscal 2007;
  •
  SunPower's follow-on public offering of its common shares in the third quarter of fiscal 2007; and
  •
  Option exercises by SunPower's employees.

Liquidity and Capital Resources

        The following table summarizes information regarding our cash and investments, working capital and long-term debt:

	As of
(In thousands)	September 30, 2007	December 31, 2006
Cash, cash equivalents and short-term investments	$1,407,767	$580,174
Working capital	$1,604,411	$676,789
Long-term debt	$1,025,000	$598,996

Key Components of Cash Flows:

	Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006
Net cash flow generated from operating activities	$55,296	$145,137
Net cash flow generated from (used in) investing activities	153,318	(84,278)
Net cash flow generated from financing activities	530,939	238,204

        During the nine months ended September 30, 2007, net cash generated from operations decreased $89.8 million compared with the nine months ended October 1, 2006. Operating cash flows for the nine months ended September 30, 2007 was primarily driven by net income of $391.2 million, adjusted for the $373.2 million one-time gain on the sale of SunPower common stock, and certain other non-cash items including $109.6 million of depreciation and amortization, $79.8 million of stock-based compensation expense, $21.1 million of impairment losses, $18.4 million of gains on investments and divestitures, $9.6 million of in-process research and development charge, $4.7 million of write-off of debt issuance costs, and a net increase of $151.0 million in operating assets and liabilities. The decrease in accounts receivable was primarily due to improvement in collection. Days sales outstanding were

39 days in the third quarter of fiscal 2007 compared to 52 days in the fourth quarter of fiscal 2006. The increase in inventories was primarily attributable to the growth at SunPower to support its volume ramp. The increase in other assets was primarily due to additional advances made by SunPower to polysilicon suppliers, coupled with higher costs and estimated earnings in excess of billings related to SunPower's construction contracts.

        During the nine months ended September 30, 2007, net cash generated from investing activities increased $237.6 million compared with the nine months ended October 1, 2006. For the nine months ended September 30, 2007, investing activities primarily included: (1) Cypress's sale of 7.5 million SunPower common shares, which generated net proceeds of $437.3 million, (2) receipt of $78.4 million in cash from our divestitures, and (3) proceeds of $23.7 million from the collection of our SPAP loans. These cash inflows were partially offset by: (1) $188.4 million of property and equipment expenditures (which included $162.5 million use of cash for SunPower's purchases), (2) $98.6 million of cash used in the acquisition of PowerLight, net of cash acquired, (3) purchases of $74.4 million of investments, net of proceeds from sales and maturities, and (4) increase in restricted cash of $24.5 million. During the nine months ended October 1, 2006, we spent $133.3 million on the acquisitions of property and equipment (which included $64.6 million use of cash for SunPower's purchases). These uses of cash were partially offset by proceeds of $48.7 million from sales and maturities of investments, net of purchases, and proceeds of $8.7 million from the collection of our SPAP loans.

        During the nine months ended September 30, 2007, net cash generated from financing activities increased $292.7 million compared with the nine months ended October 1, 2006. For the nine months ended September 30, 2007, financing activities primarily included: (1) proceeds of $1.0 billion from the issuance of convertible debt, (2) proceeds of $167.4 million from SunPower's follow-on public offering of its common shares, and (3) issuance of common shares under our employee stock plans, which generated $133.7 million in cash. The cash inflows were partially offset by: (1) repurchases of our common shares under the accelerated share repurchase program, which used $571.0 million in cash, (2) redemption of the Cypress 1.25% Notes, which resulted in cash payments of $179.7 million, (3) cash payments of approximately $23.8 million in debt issuance costs, and (4) purchase of a convertible note hedge and issuance of warrants, which used $17.0 million in cash. During the nine months ended October 1, 2006, cash generated from financing activities included proceeds of $197.4 million from SunPower's follow-on public offering of its common shares and $46.8 million from the issuance of common shares under our employee stock plans, partially offset by $6.3 million for the repayment of debt.

Liquidity and Contractual Obligations:

  Stock Repurchase Program:

        During the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. This program is in addition to the accelerated share repurchase program which was completed in the second quarter of fiscal 2007 (see "Convertible Debt—Cypress" below for discussion). Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. The stock repurchase program terminated all previous repurchase programs. As of September 30, 2007, we have not repurchased any shares under this program.

  Convertible Debt—Cypress:

        At the end of fiscal 2006, we had $599.0 million of principal amount of the Cypress 1.25% Notes that were due in June 2008. During the first quarter of fiscal 2007, we called for redemption of the Cypress 1.25% Notes. As a result of the redemption, we issued 33.0 million shares of our common stock and paid $179.7 million in cash to the holders of the Cypress 1.25% Notes.

        During the first quarter of fiscal 2007, we issued $600.0 million in aggregate principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress's election. The initial effective conversion price of the Cypress 1.00% Notes is approximately $23.90 per share, which represents a premium of 26.5% to the closing price of the Cypress common stock on the date of issuance. Holders who convert their Cypress 1.00% Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders may require Cypress to purchase all or a portion of their Cypress 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        In connection with the issuance of the Cypress 1.00% Notes, we entered into a separate convertible note hedge transaction. The convertible note hedge transaction is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value per share of the Cypress common stock at the time of exercise is greater than the strike price of $23.90. In addition, we sold warrants to acquire up to approximately 25.1 million shares of the Cypress common stock in a separate warrant transaction. The warrants are to be settled on a net-exercise basis, either in shares of stock or cash, at Cypress's election. The potential dilution caused by the warrants will occur when the value is above the exercise price of $27.00. In conjunction with the convertible note hedge and the warrants, we paid net premiums of approximately $17.0 million using a portion of the proceeds from the offering of the Cypress 1.00% Notes.

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

  Convertible Debt—SunPower:

        During the first quarter of fiscal 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes will be payable on February 15 and August 15 of each year, commencing on August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012. The SunPower 1.25% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the SunPower 1.25% Notes is approximately $56.75 per share, which represents a premium of 27.5% to the closing price of the SunPower common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

        In the third quarter of fiscal 2007, SunPower sold $225.0 million aggregate principal amount of SunPower 0.75% Note. The SunPower 0.75% Notes bear interest at a rate of 0.75% per year, payable on February 1 and August 1 of each year, commencing on February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010. The SunPower 0.75% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at SunPower's election. The initial effective conversion price of the SunPower 0.75% Notes is approximately $82.24 per share, which represents a premium of 27.5% to the closing price of the SunPower common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

  Line of Credit:

        In September 2003, we entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2006, this line of credit was extended to December 2007 and the total amount was decreased to $30.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 1.25%. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities other than SunPower. As of September 30, 2007, no amount under this line of credit was outstanding. In connection with certain lease guarantees, we have outstanding irrevocable letters of credit totaling approximately $23.7 million as of September 30, 2007 (see "Lease Guarantees" below for further discussion).

        During the third quarter of fiscal 2007, SunPower entered into a credit agreement with a major financial institution providing for a $50.0 million unsecured revolving credit line, $40.0 million unsecured letter of credit sub-feature and a $50.0 million secured letter of credit facility. Until July 31, 2008, SunPower may borrow up to $50.0 million and request that the lender issue up to $40.0 million in letters of credit under the unsecured letter of credit sub-feature. Until July 31, 2012, SunPower may request that the lender issue up to $50.0 million in letters of credit under the secured letter of credit facility. As detailed in the agreement, SunPower will pay interest on outstanding borrowings and a fee for outstanding letters of credit. SunPower has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit sub-feature shall expire on or before July 31, 2008 unless SunPower provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility shall expire no later than July 31, 2012. SunPower concurrently entered into a security agreement with the lender, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, two wholly-owned subsidiaries of SunPower entered into an associated continuing guaranty with the lender. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

        As of September 30, 2007, one letter of credit totaling $20.0 million was issued by the lender under the unsecured letter of credit sub-feature and five letters of credit totaling $9.2 million were issued by the lender under the secured letter of credit facility. On September 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $30.0 million and letters of credit available to be issued by the lender under the unsecured letter of credit sub-feature and secured letter of credit facility were $20.0 million and $40.8 million, respectively.

  Lease Obligations:

        On June 27, 2003, we entered into a synthetic lease agreement for certain of our U.S. manufacturing and office facilities. The lease agreement required us to purchase the properties or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. During the first quarter of fiscal 2007, we terminated the lease and exercised our option to purchase the properties for $62.7 million, using our restricted cash collateral (see "Off-Balance Sheet Arrangements" below for further discussion).

  Purchase Obligations:

        We have outstanding purchase obligations, which represent principally our open purchase orders for materials, services, software, manufacturing equipment, building improvements and supplies. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of September 30, 2007, non-cancelable purchase obligations totaled approximately $166.5 million.

        In addition, SunPower has agreements with suppliers of polysilicon, ingots, wafers, solar cells and solar modules. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 13 years and there are certain consequences, such as forfeiture of advanced deposits and liquidation damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of September 30, 2007, total obligations related to such supply agreements were approximately $2.3 billion.

  Customer Advances:

        Customer advances relate to advance payments received from SunPower's customers for future purchases of solar power products. As of September 30, 2007, customer advances, including interest on these advances, totaled $72.7 million.

Capital Resources and Financial Condition:

        Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of September 30, 2007, in addition to $1,156.2 million in cash and cash equivalents, we had $251.6 million invested in short-term investments for a total liquid cash and investment position of $1,407.8 million. During the first quarter of fiscal 2007, we terminated our synthetic lease and used approximately $62.7 million of our restricted cash to purchase land and buildings held under the lease.

        As of September 30, 2007, our consolidated cash, cash equivalents and short-term investment balances included approximately $465.7 million of SunPower's cash, cash equivalents and short-term investments, which are not available for general corporate use by Cypress.

        During the second quarter of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower class A common stock (converted from class B common stock) in the open market and received net proceeds of $437.3 million from the transaction. As of September 30, 2007, Cypress held

44.5 million shares of SunPower class B common stock valued at $3.7 billion. As our financial statements are presented on a consolidated basis, the fair value of Cypress's ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

        During the third quarter of fiscal 2007, SunPower completed a follow-on public offering of 2.7 million shares of its class A common stock and received total proceeds, net of transaction costs, of approximately $167.4 million. SunPower intends to use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures.

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

Lease Guarantees:

        During the fourth quarter of fiscal 2005, we entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation ("Grace"), pursuant to which we have transferred certain of our proprietary process technologies to Grace's Shanghai, China facility. In accordance with a foundry agreement executed in the fourth quarter of fiscal 2006, we purchase wafers from Grace that are produced using these process technologies.

        Pursuant to a master lease agreement, Grace has leased from CIT Technologies Corporation ("CIT") certain semiconductor manufacturing equipment. In conjunction with the master lease agreement, we have entered into a series of guarantees with CIT for the benefit of Grace (see table below). Under the guarantees, we have agreed to unconditional guarantees to CIT of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from CIT. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not made any payments under these guarantees.

        Pursuant to the guarantees, we obtained irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by CIT on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and CIT. If we default, CIT will be entitled to draw on the letters of credit.

        In connection with the guarantees, we were granted options to purchase a quantity of ordinary shares of Grace.

        As of September 30, 2007, we determined that the fair values of the guarantees and the options were not material to our financial statements.

        Under the terms of the agreement, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. We are under no obligation to guarantee any future payments on additional equipment leases for the benefit of Grace and will do so only in our sole discretion.

        The following table summarizes the terms of the guarantees between us and CIT:

			Total Rental Payments Due		Irrevocable Letters of Credit
Guarantee	Date of Guarantee	Lease Term of Equipment	At Inception	As of September 30, 2007	At Inception	As of September 30, 2007	Grace Options Granted to Cypress
1	December 2006	36 months	$8.4 million	$6.3 million	$6.4 million	$5.7 million	2.3 million shares
2	February 2007	36 months	10.4 million	7.8 million	8.0 million	7.1 million	2.8 million shares
3	March 2007	36 months	2.7 million	2.2 million	2.1 million	2.0 million	0.7 million shares
4	May 2007	36 months	4.7 million	3.9 million	3.6 million	3.5 million	1.3 million shares
5	June 2007	36 months	7.0 million	6.4 million	5.4 million	5.4 million	1.9 million shares

			$33.2 million	$26.6 million	$25.5 million	$23.7 million	9.0 million shares

Off-Balance Sheet Arrangements:

  Synthetic Lease:

        In June 2003, we entered into a synthetic lease agreement for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required us to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. The synthetic lease obligation of $62.7 million was not recorded in our Condensed Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $1.0 million and $2.7 million for the three and nine months ended October 1, 2006, respectively, and $0.7 million for the three months ended April 1, 2007.

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

        We were also required to maintain restricted cash to serve as collateral for the synthetic lease. As of December 31, 2006, the balance of restricted cash and accrued interest was $63.3 million.

        During the first quarter of fiscal 2007, we exercised our option to purchase the properties under the synthetic lease, which included land and buildings, for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, we determined that an impairment loss of $12.7 million existed, representing the difference between the properties' fair value of $50.0 million determined at the date of termination and the lease obligation of $62.7 million. As a result, we recorded an additional impairment loss of $7.0 million in the first quarter of fiscal 2007, representing the difference between the total impairment loss of $12.7 million and $5.7 million that had previously been recognized. In addition, we recorded $50.0 million related to the properties in "Property, plant and equipment, net" in the Condensed Consolidated Balance Sheet in the first quarter of fiscal 2007.

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

Recent Accounting Pronouncements

        In September 2007, the Financial Accounting Standards Board ("FASB") issued a proposed FASB Staff Position ("FSP") APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for instruments commonly referred to as Instrument C from EITF Issue No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer's option. The proposed guidance would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects interest expense equal to the issuer's non-convertible debt borrowing rate. The proposed guidance would be effective for fiscal years beginning after December 15, 2007, and retrospective application would be required for all periods presented. We are currently evaluating the impact of this proposed guidance and anticipate that the proposed guidance, if issued in final form, will have a material impact on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the impact of this pronouncement on our consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial condition.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). We adopted this standard in the first quarter of fiscal 2007. See Note 14 of Notes to Condensed Consolidated Financial Statements for further discussion.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest and Foreign Currency Exchange Rates

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

        As of September 30, 2007, our non-equity investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper, corporate securities, auction rate securities and government-sponsored agency notes. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income (loss)." Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

        The fair market value of our convertible debt is subject to interest rate risk and market risk due to the convertible feature. The fair market value of the convertible debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the convertible debt will increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the convertible debt but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The following table summarizes certain information related to our convertible debt as of September 30, 2007:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
Cypress 1.00% convertible senior notes	$778.2 million	$856.0 million	$700.4 million
SunPower 1.25% senior convertible debentures	$304.0 million	$334.5 million	$273.6 million
SunPower 0.75% senior convertible debentures	$259.3 million	$285.2 million	$233.4 million

        The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We entered into a series of Euro forward and option contracts to hedge forecasted foreign denominated revenues. The total notional amount of these contracts was $142.8 million as of September 30, 2007. A 10% unfavorable foreign currency exchange rate movement would result in a loss of approximately $15.0 million on these contracts.

Investments in Publicly-Traded and Privately-Held Companies

        We have investments, including marketable equity securities and warrants, in certain public companies other than SunPower. The marketable equity securities consist of common stock and are classified as available-for-sale investments. They are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in "Accumulated other comprehensive income (loss)." In addition, our investments include warrants to purchase shares of a public company's common stock. These warrants are classified as derivative instruments and are carried at fair value with the resulting gains or losses recognized in "Other income (expense), net" in the Condensed Consolidated Statements of Operations.

        The fair value of the common stock and warrants is subject to stock price volatility. The following table summarizes certain information related to these investments as of September 30, 2007:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
Marketable equity securities	$13.2 million	$14.5 million	$11.8 million
Warrants	$1.7 million	$1.9 million	$1.5 million

        Our investment portfolio also includes warrants that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of September 30, 2007, the carrying value of these warrants was $1.9 million.

        We have equity investments in several privately-held companies, many of which are start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment's net realizable value is less than its carrying cost. As of September 30, 2007, the carrying value of our investments in privately-held companies was $9.4 million.

Stock Purchase Assistance Plan ("SPAP")

        As of September 30, 2007, we had approximately $8.8 million of principal and cumulative accrued interest relating to loans made to employees and former employees under the shareholder-approved SPAP program. The SPAP program was terminated as to new loan grants in the first quarter of fiscal 2002. We made the loans to employees for the purpose of purchasing our common stock. Each loan is evidenced by a full recourse promissory note executed by the employee in favor of Cypress and is secured by a pledge of the shares of our common stock purchased with the proceeds of the loan. In accordance with the program, the Chief Executive Officer and members of the Board of Directors did not participate in this program. As of September 30, 2007, we had an allowance for uncollectible loans of $1.4 million. In determining the allowance for uncollectible loans, management considered various factors, including a review of borrower demographics (including geographic location and job grade), loan quality and an independent fair value analysis of the loans and the underlying collateral. To date, write-offs have been immaterial.

        As of September 30, 2007, the carrying value of the loans exceeded the underlying common stock collateral by $0.9 million. The carrying value of the loans would exceed the underlying common stock collateral by $0.7 million if our stock price increased 10%, and by $1.4 million if our stock price decreased 10%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There were no material changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

        The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

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
  •
  general economic conditions.

        In addition, the implied market value of the shares of class B common stock of SunPower we hold has, since SunPower's initial public offering, been significant relative to the total value of our outstanding common stock. As a result, the trading price of our common stock has been and likely will continue to be affected by the trading price for SunPower class A common stock; actions taken or statements made by us, SunPower or others concerning the potential separation of SunPower from us, and other factors related to SunPower's business, some of which are identified in this "Risk Factors" section. A complete list of the risk factors related to SunPower's business and operations is available online in SunPower's quarterly and annual SEC reports.

        Further, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to SunPower's business, including possible constraints on revenue growth and possible decreases in SunPower's and Cypress's gross margins and profitability.

        Polysilicon is an essential raw material in SunPower's production of solar cells. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. SunPower expects that the average price of polysilicon will continue to increase. Increases in polysilicon prices in the past have increased SunPower's manufacturing costs and may impact its manufacturing costs and net income in the future. As demand for solar cells has increased, many of SunPower's principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, it does not believe that the supply imbalance will be remedied in the near term. SunPower expects that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

        Although SunPower has contracted with vendors for what it believes will be an adequate supply of silicon ingots through 2008, SunPower's estimates regarding its supply needs may not be correct and its purchase orders and contracts may be cancelled by its suppliers. The volume and pricing associated with these purchase orders and contracts may be changed by its suppliers based on market conditions. SunPower's purchase orders are generally non-binding in nature. If SunPower's suppliers were to cancel its purchase orders or change the volume or pricing associated with these purchase orders and/or contracts, SunPower may be unable to meet customer demand for its products, which could cause SunPower to lose customers, market share and revenue. This would have a material negative impact on SunPower's business and operating results. If SunPower's manufacturing yields decrease significantly, it adds manufacturing capacity faster than currently planned or its suppliers cancel or fail to deliver, SunPower may not have made adequate provision for its polysilicon needs for the balance of the year. In addition, SunPower currently purchases polysilicon and makes advances to suppliers to secure future polysilicon supply, which adversely affects its liquidity. These advances may in the future take the form of equity issuances, which would result in additional dilution to SunPower's stockholders, including Cypress.

        The inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all would adversely affect SunPower's ability to meet existing and future customer demand for its products and could cause SunPower to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming SunPower's and Cypress' business, financial condition and results of operations.

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

        We order materials and build our products based primarily on our internal forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong causing us to make too many or too few of certain products. Also, our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult, particularly when supply is abundant. If we experience inadequate demand or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate, our fixed costs per semiconductor produced will increase, which will harm our financial condition and results of operations. Alternatively, if we should experience a sudden increase in demand, we will need to quickly ramp our inventory and/or manufacturing capacity to adequately respond to our customers. If we are unable to ramp our inventory or manufacturing capacity in a timely manner or at all, we risk losing our customers' business, which could have a negative impact on our financial performance and reputation.

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

        In addition, the manufacturing of SunPower's solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. SunPower has from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. For example, SunPower recently acquired equipment for a fourth cell production line and purchased a building to house its second solar cell manufacturing facility. As SunPower expands its manufacturing capacity and brings additional lines or facilities into production, it may experience lower yields initially as is typical with any new equipment or process. SunPower also expects to experience lower yields initially as it migrates its manufacturing processes to thinner wafers. If SunPower does not achieve planned yields, its product costs could increase, and product availability would decrease resulting in lower revenues than expected.

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

        In addition to SunPower's reliance on a small number of suppliers for its solar cells and panels, SunPower's newly acquired SP Systems business relies on a limited number of third party suppliers for key components for its solar power systems, some of whom are competitors of SunPower. If certain of our competitors who are currently supplying solar panels to SP Systems were to terminate or reduce their supply commitments, SP Systems would be unable to meet customer demand which would adversely impact SunPower's and Cypress' financial results.

        If SunPower fails to develop or maintain its relationships with these or its other suppliers, SunPower may be unable to manufacture its products or its products may be available only at a higher cost or after a long delay. To the extent the processes that SunPower's suppliers use to manufacture components are proprietary, SunPower may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet SunPower's quality, quantity and cost requirements, could impair SunPower's ability to manufacture its products or decrease their costs. If SunPower cannot obtain substitute materials on a timely basis or on acceptable terms, SunPower could be prevented from delivering its products to its customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on SunPower's and Cypress' business and results of operations.

A limited number of SunPower's customers comprise a significant portion of its revenues and those customers do not have long-term agreements, and thus any decrease in revenue from cancellations by these customers could have an adverse effect on SunPower and Cypress.

        Even though SunPower's customer base is expected to increase and its revenue streams to diversify as a result of its acquisition of PowerLight in the first quarter of fiscal 2007, a large portion of

SunPower's net revenues will likely continue to depend on sales to a limited number of customers as well as the ability of those customers to sell solar power products that incorporate SunPower's solar cells and panels. Furthermore, SP Systems directly competes, as a distributor of solar panels and systems, with many of SunPower's customers. For example, both Conergy AG and Solon AG, two of SunPower's largest customers, actively compete with SP Systems' business in the large-scale solar power plant market. SunPower's customer relationships have been developed over a short period of time. SunPower cannot be certain that these customers will generate significant revenue in the future or if these customer relationships will continue to develop in light of the acquisition of PowerLight. If SunPower's relationships with its other customers do not continue to develop, it may not be able to expand its customer base or maintain or increase its revenues.

        Furthermore, SunPower does not have long-term agreements with customers, but instead operates on a purchase order basis. Although SunPower believes that cancellations on its purchase orders to date have been insignificant, its customers may cancel or reschedule purchase orders with SunPower on relatively short notice. SunPower relies upon a limited number of customers for a substantial portion of its revenues. Accordingly, cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing SunPower sufficient time to reduce, or delay the incurrence of, its corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose SunPower to the risks of inventory shortages or excess inventory. The loss or significant rescheduling of sales to any of SunPower's customers could have a significant negative impact on SunPower's and Cypress' business.

If the market for solar power products takes longer to develop than SunPower anticipates or does not develop at all, or if SunPower fails to compete successfully in the solar power market, its revenue and profitability could be adversely affected.

        The market for solar power products manufactured by SunPower is emerging and rapidly evolving. If solar power technology proves unsuitable for widespread commercial deployment or if demand for SunPower's products or solar power products generally fails to develop sufficiently or at all, SunPower's revenues and profitability could be adversely affected. In addition, demand for solar power products in the markets and geographic regions SunPower targets may develop more slowly than it anticipates or not at all. Many factors will influence the adoption of solar power technology as well as SunPower's ability to compete in the solar power products market, including:

  •
  cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
  •
  performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
  •
  success in developing new products and manufacturing technologies;
  •
  ability to continue to ramp SunPower's manufacturing capacities;
  •
  the quality and price of SunPower's products;
  •
  the availability of the raw materials, including polysilicon, used in the production of solar cell products;
  •
  the number and nature of SunPower's competitors and general economic conditions;
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
  •
  implementing and monitoring SP Systems' revenue recognition policy on a "percent completion" basis;
  •
  coordinating sales and marketing efforts between the two companies;
  •
  overcoming any perceived adverse changes in business focus or model;
  •
  realizing synergies necessary to meet SunPower's long-term margin targets, given SP Systems' historical margins;
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
  •
  coordinating and combining operations, relationships and facilities outside of the United States, which may be subject to additional constraints imposed by geographic distance, local laws and regulations; and
  •
  creating a consolidated internal control over financial reporting structure so that SunPower and its independent auditors can report on the effectiveness of SunPower's internal controls over financial reporting.

        SunPower may not be able to successfully integrate the operations of SP Systems in a timely manner, or at all. In addition, SunPower may not realize the anticipated benefits and synergies of the acquisition to the extent or when anticipated. Even if the integration of SunPower and SP Systems' operations, products and personnel is successful, it may place a significant burden on SunPower's management resources. The diversion of management's attention and any difficulties encountered in the transition and integration process could harm SunPower's business, financial condition and operating results.

SunPower intends to recognize most of its revenues generated from SP Systems on a "percent completion" basis and upon the achievement of contractual milestone, so any delay or cancellation of a project could adversely affect SunPower's and Cypress's business and results of operations.

        SP Systems, which was acquired by SunPower in the first quarter of fiscal 2007, recognizes revenue on a "percent completion" basis and, as a result, the revenue from this business is driven by the performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. SunPower intends to recognize revenue from projects of the SP Systems business on a similar basis. As a consequence, SunPower will delay the recognition of revenue from sales of cells and panels to SP Systems until SP Systems recognizes revenue. This could result in unpredictability of SunPower's revenue.

        As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact SunPower's ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because SunPower's SP Systems business usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect SunPower's and Cypress' business and results of operations.

Any guidance that we may provide about our business or expected future results may differ from actual results.

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

        In addition, we consolidate SunPower's financial results in the results of operations we report to the public in press releases and our SEC filings. SunPower's financial performance may be affected by a number of factors, including, but not limited to:

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

        The protection of our intellectual property rights, as well as those of our subsidiaries, is essential to keeping others from copying the innovations that are central to our existing and future products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, our flexible fab initiative and SunPower's polysilicon partnerships require us to enter into technology transfer agreements with external partners, providing third party access to our intellectual property and resulting in additional risk. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to foreign countries which may afford less protection and/or result in increased costs to enforce such agreements. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. Such litigation, if and when instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. For example, the Antitrust Division of the Department of Justice ("DOJ") is currently conducting an investigation into possible antitrust violations in the static random access memories ("SRAM") industry. In addition, in connection with the DOJ investigation, we are defendants in purported consumer class action lawsuits alleging claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws, and unjust enrichment. Our financial results could be materially and adversely impacted by unfavorable outcomes to any of these or other pending or future litigation or investigation. There can be no assurances as to the outcome of any litigation or investigation. Although management believes it has meritorious defenses to each of these matters and intends to vigorously defend itself, such litigation, investigations and other claims are subject to inherent uncertainties and management's view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Unfavorable outcome of examinations of our tax returns by tax authorities could have a material impact on our results of operations and financial position.

        Our tax returns are subject to examination by various tax authorities in countries in which we operate. The Internal Revenue Service ("IRS") is conducting an audit of our federal income tax returns for fiscal 2003 and 2004. During fiscal 2006, non-U.S. tax authorities commenced tax audits of our subsidiaries in the Philippines and India. As of September 30, 2007, no material adjustments to our tax liabilities have been proposed by the IRS or other foreign tax authorities. However, the IRS and the other foreign tax authorities have not completed their examinations. If material adjustments result from the conclusion of the examinations, our results of operations and financial position could be materially impacted. Furthermore, we could become engaged in a dispute with the IRS on any material adjustments proposed by the IRS, which could be costly and distracting to our management and business.

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

Under certain environmental laws, we could be held responsible, without regard to fault, for all of the costs relating to any contamination at our or our predecessors' past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.

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

        We face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the "RoHS Directive") and similar legislation in China and California. Other countries, including at the federal and state levels in the United States, are also considering laws and regulations similar to the RoHS Directive. Certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive or similar laws and regulations, which could negatively impact our ability to generate revenue from those products. Our customers and other companies in the supply chain may require us to certify that our products are RoHS compliant. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products.

Our operations and financial results could be severely harmed by certain natural disasters.

        Our headquarters in California, manufacturing facilities in the Philippines and some of our major vendors' facilities are located near major earthquake faults or are subject to seasonal typhoons. We have not been able to maintain insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment and we could suffer damages that could seriously harm our business, financial condition and results of operations.

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
  •
  the potential disruption of our and our suppliers' ongoing business and distraction of management;
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

As a result of the offering of the convertible debt, we have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition, results of operations, earnings per share and our ability to meet our payment obligations.

        As a result of the issuance of Cypress's and SunPower's convertible debt in fiscal 2007, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the convertible debt.

        In addition, as a result of the historical increase in our stock price, our earnings per share has been affected because a higher stock price resulted in more dilutive impacts on our convertible debt and warrants associated with the convertible debt. In the future, our stock price could continue to be volatile, and if our stock prices increases, it could further affect our earnings per share.

The proposed FASB Staff Position on convertible debt could result in higher reported interest expense related to Cypress's and SunPower's convertible debt, which could materially impact our results of operations and earnings per share.

        In September 2007, the FASB issued a proposed FASB Staff Position on the accounting for convertible debt instruments with terms similar to our cash-settled convertible debt issued in fiscal 2007. The proposed guidance would require the issuer to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to the issuer's non-convertible debt borrowing rate. This would result in a debt discount that would subsequently be amortized over the term of the instrument, resulting in an increase to our interest expense. If this proposed guidance is issued in its final form, it will materially impact our results of operations and earnings per share.

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

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

        Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced issues during the third quarter of fiscal 2007, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

Joint ventures entered into by SunPower could potentially trigger the accounting rules for consolidation, which could impact SunPower's and Cypress's results of operations.

        As part of its ongoing business strategy, SunPower may enter into joint ventures from time to time with third parties in which it funds the joint ventures through capital investments. As of September 30, 2007, SunPower had entered into two significant joint ventures related to silicon ingot manufacturing and services and expects to enter into additional joint ventures in the future, although there can be no assurance of this. Although the equity investments in these joint ventures are less than 50%, consolidation of these existing joint ventures is required under the accounting rules if these joint ventures are determined to be variable interest entities and SunPower is the primary beneficiary. If SunPower is required to consolidate these joint ventures, which may incur significant losses in the future, its results of operations, as well as Cypress's results of operations, could be adversely impacted.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

        In the first quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $300 million. All previous repurchase programs have been terminated as a result of this new program. Stock repurchases under the new program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This stock repurchase program may be limited or terminated at any time without prior notice. As of September 30, 2007, $300.0 million remained outstanding under this program.

        The following table sets forth information with respect to repurchases of our common stock made during the third quarter of fiscal 2007:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the plans or the programs
July 2, 2007 – July 29, 2007	—	$—	—	$300,000,000
July 30, 2007 – August 26, 2007	—	$—	—	$300,000,000
August 27, 2007 – September 30, 2007	—	$—	—	$300,000,000

Total	—	$—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

Quarterly Executive Incentive Payments

        On November 7, 2007, Cypress's Compensation Committee of the Board of Directors (the "Compensation Committee") approved the incentive payments to our executive officers for the third quarter of fiscal 2007. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the "KEBP") and the Performance Profit Sharing Plan (the "PPSP").

        The payments were determined based upon the financial performance of Cypress and each executive's performance. The performance measures under the KEBP include our earnings per share as well as individual strategic, operational and financial goals established for each executive, and the performance measures under the PPSP include our earnings per share and the individual's percentage of success in achieving certain quarterly goals. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 30, 2007) under the KEBP and the PPSP in the third quarter of fiscal 2007:

Named Executive Officers	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$201,911	$8,751
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$60,230	$5,142
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$56,074	$4,787
Paul Keswick, Executive Vice President, New Product Development	$51,326	$4,382
Norman Taffe, Executive Vice President, Consumer and Computation Division	$44,783	$3,823

        Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP and PPSP, totaling $170,598 and $14,564, respectively, to four other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION
Date: November 9, 2007	By:	/s/ BRAD W. BUSS Brad W. Buss Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CYPRESS SEMICONDUCTOR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX