Form 10-K
period 2007-12-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2008-03-03
CIK 791915

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (408) 943-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
1.00% Convertible Subordinated Notes, due 2009	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2007 as reported on the New York Stock Exchange, was approximately $2.8 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 15, 2008, 152,707,107 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for registrant's Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended December 30, 2007 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements as to our ability to develop and bring to market new programmable and proprietary products; our intent regarding our investment in SunPower; the rate of customer acceptance of our products and our ability to break into new markets and applications with our programmable products; our ability to increase the size of our customer base, our solution-based interaction with our customers; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and successfully transition to flexible manufacturing which leverages our internal and third-party foundries; the availability of raw materials, such as polysilicon, used in the manufacture of SunPower's products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; risks related to investing our cash; our ability to manage our interest rate and exchange rate exposure; and our expectations regarding our pending litigation and investigations and outstanding warranty liability. We use words such as "anticipates," "believes," "expects," "future," "intends," "plan," "will," and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the materialization of one or more of the risks set forth above or in Item 1A.

PART I

        On January 24, 2008, we issued a press release announcing our preliminary annual results for the year ended December 30, 2007. In the press release, we reported consolidated net income of $399.2 million for the year ended December 30, 2007. Subsequent to the issuance of our press release, we recorded certain adjustments totaling $4.9 million, which reduced our net income to $394.3 million for the year ended December 30, 2007. For a more detailed discussion of these adjustments and a reconciliation of our preliminary results announced in the press release to our final results included in this Annual Report on Form 10-K, please see Item 7.

ITEM 1.    BUSINESS

General

        Our mission is to transform Cypress Semiconductor Corporation ("Cypress") from a traditional, broad-line semiconductor company to a leading supplier of programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the Programmable System-on-Chip™ ("PSoC®") products, universal serial bus ("USB") controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets and other systems. Cypress serves numerous markets including consumer, computation, data communications, automotive and industrial.

        In addition, we are a majority shareholder of SunPower Corporation ("SunPower"), a publicly traded solar products and services company which designs, manufactures and markets high-performance solar electric power technologies. As of the end of fiscal 2007, Cypress held 44.5 million shares of SunPower's class B common stock, representing approximately 56% of SunPower's outstanding capital stock, 51% of SunPower's outstanding capital stock on a fully diluted basis and 90% on a voting right basis. Please refer to SunPower's Annual Report on Form 10-K for the year ended December 30, 2007 for a complete review and discussion of SunPower's business, operations, financial condition and results of operations. The contents of SunPower's Annual Report on Form 10-K are expressly not incorporated by reference herein.

        As of the end of fiscal 2007, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and general-purpose timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories ("SRAM"), nonvolatile memories and image sensor products
SunPower	a majority-owned subsidiary of Cypress specializing in solar products and services
Other	includes Silicon Light Machines and Cypress Systems, both majority-owned subsidiaries of Cypress, certain foundry-related services and certain corporate expenses

        For additional information on our segments, see Note 21 of Notes to Consolidated Financial Statements under Item 8.

        We were incorporated in California in December 1982. The initial public offering of our common stock took place in May 1986, at which time our common stock commenced trading on the Nasdaq National Market. In February 1987, we were reincorporated in Delaware and in October 1988, we began listing our common stock on the New York Stock Exchange under the symbol "CY." Our corporate headquarters are located at 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

        Our fiscal 2007 ended on December 30, 2007, fiscal 2006 ended on December 31, 2006 and fiscal 2005 ended on January 1, 2006. All three fiscal years contained 52 weeks.

Business Strategies

        We have made substantial progress in our goal to become a leading programmable solutions company. In addition to building a comprehensive programmable product portfolio based on our PSoC platform, we have divested businesses that do not align with our long-term plans and have made a significant shift to flexible manufacturing. We have also added senior management with broad experience defining and bringing to market new generations of high-performance programmable and proprietary products.

        We will continue to pursue the following key strategies:

  •
  Drive programmability—We believe our proprietary programmable technology and programmable product leadership, led by our PSoC family of devices, is an important competitive advantage. Driven by current and anticipated demand, we plan to continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration.

  •
  Extend technology leadership and drive "PSoC Everywhere"—The first and most important step of our programmability initiative is to drive "PSoC Everywhere," meaning in any possible application. PSoC devices can be used in a wide array of applications ranging from MP3 players and handsets to running shoes, appliances, laptops and fitness equipment. The product's easy-to-use PSoC Express™ programming software and broad range of development kits can facilitate rapid adoption across many different platforms.

  •
  Expand our customer base—Cypress's strategy is to grow its customer base through direct sales, independent sales representatives and distributors. Cypress, with its flagship PSoC products, is targeting tens of thousands of smaller customers who are looking to compete against larger competitors using the flexible, programmable PSoC platform.

  •
  Collaborate with customers to build system-level solutions—Cypress works closely with customers from initial product design through manufacturing and delivery. Our sales, customer and technical support, product marketing and development efforts are organized to maximize our customers' design efforts, helping them to speed time-to-market. Our engineering expertise is focused on developing whole product solutions, including software and reference designs.

  •
  Pursue flexible manufacturing—Our manufacturing strategy combines capacity from leading foundries with output from Cypress's internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

  •
  Implement "No More Moore" strategy—With many of our leading programmable products no longer requiring aggressive linewidth reductions, we abandoned our longstanding commitment to independent process technology development based on Moore's Law. We will continue to have access to leading-edge processes for our products that require world-class manufacturing processes through our foundry relationships.

  •
  Exit legacy or non-strategic, underperforming businesses—A focused business will allow us to better achieve our current objectives. Over the past two years, we have divested certain business units that were inconsistent with our future business initiatives and long-term plans. Exiting these businesses will allow us to focus our current resources and efforts on the core business model.

  •
  Pursue complementary strategic relationships—Complementary acquisitions can expand our markets and strengthen our competitive position. As part of our growth strategy, we continue to assess opportunities to develop strategic relationships, including acquisitions, investments and joint development projects with key partners and other businesses.

  •
  SunPower—We are the majority stockholder of SunPower and will continue to work with SunPower to maintain its technology advantage, expand manufacturing capacity while reducing manufacturing costs, drive efficiency improvements through relationships with suppliers and customers, and develop a leading brand name.

        As we continue to implement our strategies, there are internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Item 1A.

Business Segments and Product / Service Overview

Consumer and Computation Division:

        The Consumer and Computation Division designs and develops solutions for many of the world's leading manufacturers of consumer and computation end products. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division's products include PSoC devices, the industry's broadest selection of USB controllers and WirelessUSB products, general-purpose programmable clocks and programmable-radio-on-a-chip ("PRoC™") products. PSoC products are used in various consumer applications such as MP3 players, mass storage, household appliances, laptop computers and toys. USB is used primarily in PC applications and is finding increased adoption rates in consumer devices such as MP3 players, mobile handsets and set-top boxes.

        The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
PSoC	Consumer, handsets, industrial	Digital still and video cameras, appliances, handheld devices, notebook computers, LCD monitors, mice, keyboards, industrial interfaces, toys, e-Bikes
PRoC	PC peripherals, consumer, digital entertainment, health & fitness, medical, industrial	Home automation, temperature and voltage sensors, meter readings, toys and gaming devices, keyboards and mice, VoIP headsets
USB controllers	PC peripherals, consumer electronics	Mice, keyboards, handheld devices, gamepads and joysticks, VoIP phones, headsets, presenter tool, dongles, point of sale devices, bar code scanners
WirelessUSB	PC peripherals	Mice, keyboards, wireless headsets, consumer electronics, gamepads, remote controllers, toys, presenter tools
Programmable clocks	Consumer, computation	Set-top boxes, copiers, printers, HDTV, industrial automation, printers, single-board computers, IP phones, storage devices, servers and routers
EZ-Color™ controllers	Architecture, entertainment	Flashlights, architectural lighting, general signage, entertainment lighting
RoboClock™ buffers	Communications	Base stations, high-end telecom equipment (switches, routers), servers and storage

        PSoC.    Our PSoC products are mixed-signal arrays with an on-board microcontroller, providing a low-cost, single-chip solution for a variety of consumer, industrial and control applications. The mixed-signal arrays integrate a microcontroller and the analog and digital components that typically surround it in an embedded system. A single PSoC device can integrate as many as 100 peripheral functions with a microcontroller, saving customers design time, board space, power consumption, and system costs. Our PSoC CapSense™ device replaces dozens of mechanical switches and controls with simple, touch-sensitive controls. CapSense-based "button" and slider controls are more reliable than their mechanical counterparts because they are not prone to the environmental wear-and-tear that affects exposed buttons and switches. PSoC allows customers to modify designs at any time, providing unmatched flexibility.

        PRoC.    PRoC includes two of our technologies—WirelessUSB and PSoC—in one integrated device. It offers access to a general-purpose mixed-signal array with four programmable analog and four programmable digital blocks, 8 Kbytes of flash programmable memory storage, 512 bytes of SRAM data storage, an 8-bit microcontroller, and a powerful direct sequence spread spectrum 2.4 GHz radio system. It is an ideal solution for quickly implementing highly integrated, space-saving, low-cost, wireless systems operating in the worldwide 2.4-GHz ISM band.

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

        WirelessUSB.    Designed for short-range wireless connectivity, WirelessUSB enables personal computer peripherals, gaming controllers, remote controls, toys, and other point-to-point or multipoint-to-point applications to "cut the cord" with a low-cost, 2.4-GHz wireless solution. The WirelessUSB system acts as a USB human interface device, so the connectivity is transparent to the designer at the operating system level. WirelessUSB also operates as a simple, cost-effective wireless link in a host of other applications including industrial, consumer, and medical markets.

        Programmable Clocks.    Programmable timing solutions such as Cypress's InstaClock device combine high performance with the flexibility and fast time to market of field-programmable devices at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyberClocks software, designers can optimize device parameters such as drive strength, phased-lock loop bandwidth and crystal input capacitive loading. Cypress's programmable clocks are ideal for devices requiring multiple frequencies including Ethernet, PCI, USB, HDTV, and audio applications.

        EZ-Color Controllers.    Our EZ-Color family of devices offers the ideal control solution for high brightness ("HD") light-emitting diode ("LED") applications requiring intelligent dimming control. EZ-Color devices combine the power and flexibility of PSoC with Cypress's precise illumination signal modulation drive technology providing lighting designers a fully customizable and integrated lighting solution platform. EZ-Color devices support up to 16 independent LED channels with up to 32 bits of resolution per channel, enabling lighting designers the flexibility to choose the LED array size and color quality. PSoC Express software, with lighting-specific drivers, can significantly cut development time and simplify implementation of fixed color points through temperature and LED binning compensation. EZ-Color's virtually limitless analog and digital customization allow for simple integration of features in addition to intelligent lighting during the development process.

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

Data Communications Division:

        The Data Communications Division focuses on communication products, peripheral controllers, dual-port interconnects, programmable logic devices and Power PSoC. Our communication products are primarily used in the networking and telecommunications market. This division also makes a line of switches, cable drivers and equalizers for the professional video market. Our specialty memory products consist of first-in, first-out and dual port memories. First-in, first-out memories are used for applications such as switches and routers, and dual port memories are used in switching applications and handsets, including networking switches and routers, cellular base stations, mass storage devices, mobile handsets, and telecommunication equipment.

        The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
Peripheral bridge controllers	Consumer, mobile handsets	Cellular phones, portable media players, personal digital assistants, digital cameras, and printers.
Dual-port memories	Networking, telecommunication	Medical and instrumentation, storage, wireless infrastructure, military communications, image processors, base stations
First-in, first-out ("FIFO") memories	Video, data communications, telecommunications, networking	Video, data communications, telecommunications, and network switching/routing
Physical layer devices	Data communications, consumer	Converters, professional video cameras, production switchers and video routers and servers, encoders and decoders
Programmable logic devices	Storage, military	Storage, military

        Peripheral Bridge Controllers.    Our West Bridge™ products enable direct connection between peripherals, creating ultra-fast transfers while offloading the main processor from data-intensive operations. The West Bridge family complements the main processor by adding support for next generation and latest standards and allowing simultaneous transfers between peripherals and processing elements. The inaugural product in the West Bridge family is Antioch. Antioch is a three-ported device designed specifically for handsets to provide a direct path from PC to handset mass storage, freeing baseband/applications processor resources by limiting its involvement in these high-density transfers. Additionally, Antioch creates simultaneous usage models by adding dedicated paths between the three ports to literally create multiple usage models such as using the handset as a modem, while downloading multimedia files, and playing music.

        Dual-Port Memories.    Dual ports, which can be accessed by two different processors or buses simultaneously, target shared-memory and switching applications, including networking switches and routers, cellular base stations, mass-storage devices and telecommunications equipment. We offer a portfolio of more than 160 synchronous and asynchronous dual-port interconnects ranging in densities from 8 Kbits to 36 Mbits with speeds of up to 250 MHz. Our dual ports are the compelling solutions for interprocessor communication in a broad range of applications. For high-volume multiprocessor applications (wireless handsets, PDAs, consumer) we offer the MoBL dual port, providing a low cost, quick time-to-market interconnect solution with the industry's lowest power-consumption.

        FIFO Memories.    FIFOs are used as a buffer between systems operating at different frequencies. Our high-performance FIFO products provide the ideal solution to interconnect problems such as flow control, rate matching, and bus matching. Our FIFO portfolio is comprised of more than 100 synchronous and asynchronous memories in a variety of speeds, bus widths, densities and packages. Using industry-standard pinouts, these products are easily integrated into new and existing designs. Unidirectional, bidirectional, tri-bus and double sync configurations are available with built-in expansion logic and message-passing capabilities for various markets including video, data communications, telecommunications and network switching/routing.

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

        Programmable Logic Devices.    System logic performs non-memory functions such as floating-point mathematics or the organization and routing of signals throughout a computer system. We manufacture several types of programmable logic devices that facilitate the replacement of multiple standard logic devices with a single programmable device, increasing flexibility and reducing time to market. Our wide range of programmable logic devices includes products ranging from 32 to more than 3,000 macrocells.

Memory and Imaging Division:

        The Memory and Imaging Division consists of our memory business and image sensor business. Our memory business designs and manufactures SRAM products and nonvolatile memories ("nvSRAMs") which are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Our memory products target a variety of markets including networking, telecommunications, wireless communications and consumer applications. Our image sensor products are used in high-end industrial, medical and aeronautic applications.

        The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
Asynchronous SRAMs	Consumer, networking	Consumer electronics, switches and routers, automotive, peripherals, industrial electronics
Synchronous SRAMs	Base station, networking	Wireline networking, wireless base stations, high bandwidth applications, industrial electronics
nvSRAMs	Servers, industrial	Redundant array of independent disk servers, point of sale terminals, set-top boxes, copiers, industrial automation, printers, single-board computers, gaming
Image sensors	Consumer, automotive	High volume cell phone, digital camera, medical equipment, digital photography, medical imaging

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

        Synchronous SRAMs.    Our high-speed synchronous SRAMs include standard synchronous pipelined, No Bus Latency ("NoBL"), Quad Data Rate, and Double Data Rate SRAMs, and are typically used in networking applications. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth, including those in the networking, instrumentation, video and simulation businesses. Quad Data Rate products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 300 MHz. Double Data Rate SRAMs target network applications and servers that operate at data rates up to 400 MHz.

        nvSRAMs.    nvSRAMs are products that operate similar to standard Asynchronous SRAM and store the data into an internal array during power down. The key advantage of an nvSRAM is that it stores the data automatically and also has a longer endurance because all operations are through the SRAM array. Cypress makes high-speed nonvolatile SRAM devices that can store data for more than 20 years without battery backup, ensuring data integrity in the event of a power outage. The memories are ideal for copy machines, point-of-sale terminals, redundant array of independent disks ("RAID") storage arrays and consumer electronics.

        Image Sensors.    Our CMOS image sensor portfolio includes ultra high-speed and high dynamic range imaging solutions for machine vision and motion analysis. Our LUPA-300, used in machine vision and motion-analysis applications, features a high frame rate and a fully synchronous snapshot shutter, enabling it to read one image while the next is being acquired and to capture moving objects without distortion.

Other:

        Optical Navigation Sensors.    Silicon Light Machines' Ovation-ONS™ laser-based optical navigation sensor is targeted at high-end and mid-range wired and wireless mice. The sensor delivers fast and precise tracking on more surfaces than other sensors on the market, using our patented OptiCheck™ technology, which offers outstanding accuracy and a variable resolution ranging from 800 to 2,400 counts per inch. The sensors target the gaming, desktop and mobile mouse, high-precision trackball, and industrial applications.

        Cypress Systems.    Newly formed in fiscal 2006, Cypress Systems is a subsidiary of Cypress which provides and introduces new technologies to older industrial plants and buildings to reduce cost, improve productivity, extend asset life, and improve safety and compliance. Cypress Systems develops and markets products and services for industrial and commercial end-users. It combines the broad portfolio of unique technologies from Cypress with its deep domain and applications experience in Industrial Automation and HVAC to create unique solutions that reduce cost and improve productivity for plants and buildings.

SunPower

        SunPower is a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. Its solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. SunPower believes that its solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, of all the solar cells available for the mass market. SunPower's solar power systems and system technologies, which generate electric energy, integrate solar cells and panels manufactured by SunPower as well as other suppliers.

        SunPower generates sales from two businesses:

  (1)
  Components, which generate revenues from sales of SunPower's solar cells, solar panels and inverters to solar systems installers and other resellers; and

  (2)
  Systems, which generates revenues from sales of engineering, procurement, construction projects and other services relating to solar electric power systems.

        SunPower was incorporated in 1985 as a California corporation. In November 2005, SunPower was reincorporated in Delaware. Its initial public offering took place in November 2005, at which time its class A common stock commenced trading on the Nasdaq Global Market.

Product and Service Overview:

        Solar Cells.    Solar cells are semiconductor devices that directly convert sunlight into electricity. SunPower's A-300 solar cell is a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency of between 20% and 21.5%. SunPower's next generation solar cell delivers 3.3 watts with efficiency of up to 22.7% and started shipping in fiscal 2007. SunPower's solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables SunPower's solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels.

        Solar Panels.    Solar panels are solar cells electrically connected together and encapsulated in a weatherproof package. SunPower believes solar panels made with its solar cells are the highest efficiency solar panels available for the mass market. Because SunPower's solar cells are more efficient relative to conventional solar cells, when SunPower's solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size package. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs.

        Inverters.    Inverters transform direct current electricity produced by solar panels into the more common form of alternating current electricity. Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the home electrical circuit or into the utility grid. In North America, SunPower sells a line of branded inverters specifically designed for use in residential and commercial systems. SunPower's inverter product line currently includes approximately twelve models spanning a power range of 2.5 to 5.2 kilowatts. SunPower's packaged system designs optimize performance through the appropriate combination of these inverters with its solar panels.

        Solar Power Systems.    SunPower offers solar electric power system technology that integrates solar cells and solar panels to convert sunlight to electricity. These systems are principally designed to be used in large-scale utility, commercial, public sector and production home applications. These products include roof-mounted solar panel mounting systems that delivers reliable, clean electricity while insulating and protecting the roofs, pre-engineered solar panels that tilt at a 10-degree angle to generate more annual energy output than traditional flat roof-mounted systems, solar power shingle roofing system utilizing SunPower's A-300 solar cell technology that is designed to integrate with conventional residential roofing materials, ground-mounted solar power tracking systems that automatically pivot solar panels to track the sun's movement throughout the day, and solar power systems for parking structures in multiple configurations.

        In addition, SunPower provides customers and partners with a variety of services, including solar power system design, energy efficiency, financial consulting and analysis, construction management and maintenance and monitoring.

Acquisition

        The markets in which we compete require a wide variety of technologies, products and capabilities. As discussed above, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, to the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products.

        In fiscal 2007, SunPower completed the acquisition of PowerLight Corporation ("PowerLight"), now known as SunPower Corporation, Systems ("SP Systems"), for a total purchase consideration and future stock compensation of $334.4 million. PowerLight developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. SunPower believes that the acquisition enables it to develop the next generation of solar products and solutions that will accelerate reduction in solar system cost to compete with retail electric rates without incentives and simplify and improve customer experience.

Divestitures

        During fiscal 2007, we continued our efforts to transform Cypress from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. This mission is the focus of a restructuring effort that has included, among other initiatives, the divestitures of product families and businesses that do not align with our long-term business plan. The following table summarizes the divestitures we have completed in fiscal 2007:

Product Families/Businesses	Reportable Segments	Buyers	Consideration
A portion of Image Sensors	Memory and Imaging Division	Sensata Technologies	$11.0 million in cash
Silicon Valley Technology Center	Other	Semiconductor Technology Services	$53.0 million in cash
A portion of Network Search Engines	Data Communications Division	NetLogic Microsystems	$14.4 million in cash

Manufacturing

        During fiscal 2007, Cypress manufactured approximately 83% of its semiconductor products at the wafer manufacturing facilities in Round Rock, Texas and Bloomington, Minnesota. Wafer foundries manufactured the balance of Cypress's products.

        In December 2007, Cypress's Board of Directors approved a plan to exit its manufacturing facility in Texas and transfer production to its more cost-competitive facility in Minnesota and outside foundries. Since all of Cypress's newer products are being designed on more advanced process technologies, management believes that it is more cost effective to shift manufacturing elsewhere than to retool the Texas facility. Cypress's Minnesota manufacturing facility offers state-of-the-art technology and there is currently sufficient cost-competitive foundry capacity in Asia enabling Cypress to achieve lower manufacturing costs. Cypress expects to complete the exit plan by the end of fiscal 2008.

        Cypress's decision to exit the Texas facility is consistent with management's flexible manufacturing initiative, which combines capacity from leading foundries with output from Cypress's internal manufacturing facilities. The initiative allows Cypress to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that Cypress serves with its leading programmable product portfolio.

        In December 2005, Cypress entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation ("Grace"), located in Shanghai, China. Under the terms of the agreement, Cypress transferred certain of its proprietary process technologies to Grace. This agreement provides additional production capacity to augment output from Cypress's manufacturing facilities. During fiscal 2006, Cypress completed the transfer of its 0.35-micron SONOS process to Grace and began purchasing products from Grace that were manufactured using this process. During fiscal 2007, Cypress completed the transfer of its 0.13-micron SRAM and LOGIC processes and began purchasing products from Grace that were manufactured using these processes.

        Cypress conducts assembly and test operations at its highly automated assembly and test facility in the Philippines. This facility accounted for approximately 52% of the total assembly output and 79% of the total test output in fiscal 2007. Various subcontractors in Asia performed the balance of the assembly and test operations.

        Cypress's facility in the Philippines primarily manufactures volume products and packages where Cypress's ability to leverage manufacturing costs is high. This facility has nine fully integrated, automated manufacturing lines enabling complete assembly and test operations with minimal human intervention. These autolines have shorter manufacturing cycle times than conventional assembly/test operations, which enable Cypress to respond more rapidly to changes in demand.

        SunPower manufactures solar cells at its manufacturing facilities in the Philippines. SunPower currently operates seven solar cell manufacturing lines with a total rated manufacturing capacity of approximately 214 megawatts per year. By the end of fiscal 2008, SunPower plans to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year.

        SunPower manufactures solar panels at its panel manufacturing factory located in the Philippines. SunPower's solar panels are also manufactured by a third-party subcontractor in China. SunPower currently operates three solar panel manufacturing lines with a rated manufacturing capacity of 90 megawatts per year. In addition, SunPower's branded inverters are manufactured by multiple suppliers.

        SunPower manufactures certain of its solar power system products at the manufacturing facilities in California and at other facilities located close to its customers. Some of its solar power system products are also manufactured by third-party suppliers.

Raw Materials—Polysilicon

        Polysilicon is an essential raw material in SunPower's production of solar cells. SunPower procures silicon ingots from suppliers on a contractual basis and then slices these ingots into wafers. The ingots are sliced and the wafers are processed into solar cells in SunPower's Philippines manufacturing facility. SunPower also purchases wafers and polysilicon from third-party vendors.

        There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. SunPower expects that the average spot price of polysilicon will continue to increase in the near-term. Even with these price increases, demand for solar cells has increased, and many of SunPower's principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, SunPower does not believe that the supply imbalance will be remedied in the near-term. SunPower expects that polysilicon demand will continue to outstrip supply through much of 2008 and potentially for a longer period.

        There are a limited number of polysilicon suppliers. Many of SunPower's competitors also purchase polysilicon from the same suppliers. Some of the competitors also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures or binding supply contracts with their suppliers. Additionally, a substantial amount of SunPower's future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases, SunPower expects that new entrants will provide it with both polysilicon and ingots. The failure of these new entrants to produce adequate supplies of polysilicon and/or ingots in the quantities and quality SunPower requires could adversely affect its ability to grow production volumes and revenues and could also result in a decline in SunPower's and Cypress's gross profit margins.

        See Item 1A for further discussion of additional risks associated with the polysilicon supply and the potential financial impact of these risks on SunPower and Cypress.

Research and Development

        Research and development expenses are focused on the development and design of new semiconductor and solar power products, as well as the continued development of advanced software platforms primarily for our programmable solutions. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor and solar cell designs and lower manufacturing costs. For fiscal 2007, 2006 and 2005, research and development expenses totaled $187.8 million, $242.3 million and $225.9 million, respectively.

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

Customers, Sales and Marketing

        Cypress sells its semiconductor products through several channels: sales through global domestically-based distributors; sales through international distributors, trading companies and representative firms; sales by our sales force to direct original equipment manufacturer; and sales by manufacturing representative firms. Cypress's marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. Cypress also has a strategic-account group and a contract-manufacturing group which are responsible for specific customers with worldwide operations. Cypress augments its sales effort with field application engineers, specialists in its products, technologies and services who work with customers to design its products into their systems. Field application engineers also help Cypress to identify emerging markets and new products.

        SunPower sells its solar power products to system integrators and original equipment manufacturers. SunPower's direct and indirect systems customers include commercial and governmental entities, investors, electric utilities, production homebuilders and homeowners. SunPower markets and sells solar electric power technologies worldwide through a direct sales force. SunPower has direct sales personnel or representatives in Spain, Germany, Italy, Singapore, Switzerland, Korea and the United States. SunPower also partners with certain value-added resellers ("VARs") throughout the world. To the extent SunPower sells through VARs, SunPower may provide system design and support services while the VARs are responsible for construction, maintenance and service. SunPower's marketing programs include conferences and technology seminars, sales training, public relations and advertising. SunPower's sales and marketing group works closely with the research and development and manufacturing groups to align its product development roadmap. SunPower's sales and marketing group also coordinates product development activities, product launches and ongoing demand and supply planning with the development, operations and sales groups, as well as with SunPower's customers, direct sales representatives and distributors. SunPower supports its customers through our field application engineering and customer support organizations.

        No customers accounted for more than 10% of our consolidated revenues for fiscal 2007 and 2006. One customer of Cypress, a distributor, accounted for 11% of our consolidated revenues for fiscal 2005.

Backlog

        Our sales typically rely upon standard purchase orders for delivery of products with relatively short delivery lead times. We have also entered into long-term supply agreements with certain customers that contain minimum firm purchase commitments. However, products to be delivered and the related delivery schedules under these long-term contracts are frequently revised to reflect changes in customer needs. Accordingly, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

        SunPower's revenues from the systems business are primarily comprised of engineering, procurement and construction projects which are governed by customer contracts that require SunPower to deliver functioning solar power systems and are generally completed within six to 36 months from the date of the contract signing. In addition, SunPower's systems business also derives revenues from sales of certain solar power products and services that are smaller in scope than the engineering, procurement and construction contracts. The backlog represents the uncompleted portion of these contracts and totaled approximately $446.9 million as of December 30, 2007, of which approximately $435.9 million is expected to be completed during fiscal 2008. Although these engineering, procurement and construction contracts are often cancelable by the customers under certain situations, SunPower has not experienced significant contract cancellations in the past. In addition, revenues and related costs from these projects are often subject to delays or scope modifications based on change orders agreed to with the customers, or changes in the estimated construction costs to be incurred in completing the project. Accordingly, the backlog may not be a meaningful indicator of future revenues for any particular period of time.

Competition

        The semiconductor and the solar power industries are intensely competitive and continually evolving. This intense competition results in a challenging operating environment for most companies in these industries, including Cypress and SunPower. This environment is characterized by potential erosion of product sale prices over the life of each product, rapid technological change, limited product life cycles, greater brand recognition and strong domestic and foreign competition in many markets. Our ability to compete successfully depends on many factors, including:

  •
  our success in developing new products and manufacturing technologies;

  •
  delivery, performance, quality and price of our products;

  •
  diversity of our products and timeliness of new product introductions;

  •
  cost effectiveness of our design, development, manufacturing and marketing efforts;

  •
  quality of our customer service, relationships and reputation;

  •
  pace at which customers incorporate our products into their systems;

  •
  number and nature of our competitors and general economic conditions; and

  •
  power efficiency and aesthetic appearance of SunPower's solar power products.

        Cypress faces competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, networking, data communications, computation and consumer markets. Companies who compete directly with our semiconductor businesses include Altera, Analog Devices, Applied Micro Circuits, Atmel, Integrated Device Technology, Integrated Silicon Solution, Lattice Semiconductor, Linear

Technology, Microchip Technology, National Semiconductor, OmniVision Technologies, Pericom Semiconductor, PMC-Sierra, Silicon Laboratories, Standard Microsystems, Synaptics and Xilinx.

        SunPower faces competition from solar power product manufacturers, including BP Solar International, Evergreen Solar, First Solar, Kyocera, Mitsubishi Electric, Motech, Q-Cells, Sanyo, Sharp, SolarWorld and Suntech Power Holdings. In addition, in the large-scale on-grid solar power systems market, SunPower competes directly with a number of companies that manufacture, distribute or install solar power systems. These competitors in the United States include BP Solar International, Conergy, DT Solar, Elecnor, EI Solutions, GE Energy, Global Solar Energy, Power-Fab, Schott Solar, Solar Integrated Technologies, SPG Solar, Sun Edison, Sunlink, SunTechnics Installation and Services, Thompson Technology Industries, and WorldWater and Power Corporation. SunPower's systems competitors in Europe include BP Solar, City Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik, SunTechnics Solartechnik and Voltwerk), PV-Systemtechnik, SAG Solarstrom, Solon and Taufer Solar.

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

Intellectual Property

        We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2007, we had approximately 1,800 issued patents and approximately 1,000 additional patent applications on file domestically and internationally. In addition, in fiscal 2008, we are preparing to file more than 185 new patent applications in the United States and 50 foreign applications in countries such as China, Taiwan, Korea and India.

        In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry and to facilitate the entry of our proprietary products, such as PSoC, into new markets. As our technologies are deployed in new applications and we face new competitors, we will likely subject ourselves to new potential infringement claims. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management's attention and resources. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.

Financial Information about Geographic Areas

        Financial information about geographic area is incorporated herein by reference to Note 21 of Notes to Consolidated Financial Statements under Item 8.

        International revenues historically accounted for a significant portion of our total revenues. Our operations in the Philippines, as well as our sales offices and design centers in other parts of the world, face risks frequently associated with foreign operations, including:

  •
  currency exchange fluctuations, including the weakening of the U.S. dollar;

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

Employees

        As of the end of fiscal 2007, we had approximately 7,900 employees worldwide, which included approximately 4,400 Cypress employees and 3,500 SunPower employees. Geographically, approximately 4,700 employees were located in the Philippines, 2,400 employees were located in the United States and 800 employees were located in other countries. Of the total employees, approximately 6,000 employees were associated with manufacturing, 900 employees were associated with research and development, and 1,000 employees were associated with the selling, general and administrative functions.

        None of our employees is represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Executive Officers

        Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	59	President, Chief Executive Officer and Director
Brad W. Buss	43	Executive Vice President, Finance and Administration and Chief Financial Officer
Ahmad R. Chatila	41	Executive Vice President, Memory and Imaging Division
Sabbas A. Daniel	45	Executive Vice President, Quality
Paul D. Keswick	50	Executive Vice President, New Product Development
Dinesh Ramanathan	38	Executive Vice President, Data Communications Division
Christopher A. Seams	45	Executive Vice President, Sales and Marketing
Shahin Sharifzadeh	43	Executive Vice President, Manufacturing and Operations
Norman P. Taffe	41	Executive Vice President, Consumer and Computation Division
Subsidiary Management:
Harry Sim	45	Chief Executive Officer, Cypress Systems
Thomas H. Werner	47	Chief Executive Officer, SunPower
Hal Zarem	48	Chief Executive Officer, Silicon Light Machines

        T.J. Rodgers is founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of Bloom Energy, Cypress Systems, Silicon Light Machines and SunPower. Mr. Rodgers is also a member of the Board of Trustees of Dartmouth College.

        Brad W. Buss joined Cypress in 2005 as Executive Vice President, Finance and Administration and Chief Financial Officer. Prior to joining Cypress, Mr. Buss served as Vice President of Finance at Altera Corporation. Mr. Buss spent seven years as a finance executive with Wyle Electronics, culminating as Chief Financial Officer and Secretary of the Atlas Services division. Mr. Buss was also a member of Cisco Systems' worldwide sales finance team. In addition, Mr. Buss served as Senior Vice President of Finance and Chief Financial Officer and Secretary at Zaffire. Mr. Buss currently serves as a board member of Cypress Systems, Silicon Light Machines and CafePress.com, a privately held company.

        Ahmad R. Chatila was appointed Executive Vice President, Memory and Imaging Division, in 2005, and assumed responsibility for Cypress's back-end manufacturing operations in 2007. Prior to his current position, Mr. Chatila served as Managing Director of the low power memory business unit in the Memory and Imaging Division. Mr. Chatila has been with Cypress since 1991, and has held a number of management roles in wafer technology development, manufacturing and sales.

        Sabbas A. Daniel was appointed Executive Vice President, Quality, in 2006. Prior to his current position, Mr. Daniel has held various management positions responsible for Cypress's reliability and field quality organizations. Mr. Daniel joined Cypress in 1998.

        Paul D. Keswick is Executive Vice President, New Product Development, since 1996. Prior to his current position, Mr. Keswick has held various management positions, including Vice President and General Manager for various business divisions. Mr. Keswick has been with Cypress since 1986.

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

        Christopher A. Seams was named Executive Vice President, Sales and Marketing, in 2005. Prior to his current appointment, Mr. Seams was Executive Vice President, Manufacturing and Research and Development. Mr. Seams joined Cypress in 1990 and has held a variety of positions in technical and operational management in manufacturing, development and foundry.

        Shahin Sharifzadeh was named Executive Vice President, Manufacturing and Operations, in 2005. Dr. Sharifzadeh directs our process technology research and development and manufacturing operations worldwide. Prior to his current position, Dr. Sharifzadeh served as Vice President, Research and Development, where he was responsible for all aspects of technology development. Dr. Sharifzadeh joined Cypress in 1989.

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

        Harry Sim was appointed Chief Executive Officer of Cypress Systems in 2006. Prior to joining Cypress Systems, Mr. Sim was with Honeywell from 1991 to 2006, where he was most recently Global Vice President of Marketing for Honeywell's industrial process control business. In addition, Mr. Sim has held various executive positions in general management, strategy, and mergers and acquisitions at Honeywell.

        Thomas H. Werner has served as SunPower's Chief Executive Officer and as a member of SunPower's board of directors since 2003. Prior to joining SunPower, Mr. Werner served as Chief Executive Officer of Silicon Light Machines from 2001 to 2003. Prior to Silicon Light Machines, Mr. Werner was a vice president and general manager at 3Com Corp. Mr. Werner currently serves as a board member of Cree, Inc. and Silicon Light Machines.

        Hal Zarem has served as Chief Executive Officer of Silicon Light Machines since 2003. Dr. Zarem joined Silicon Light Machines in 2002 as Vice President, Sales and Marketing. Prior to joining Silicon Light Machines, Dr. Zarem held several management positions within the sales and marketing organizations at JDS Uniphase. Dr. Zarem also served as a general manager at Ortel Corporation.

Available Information

        We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.cypress.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

        WE ARE A MAJORITY SHAREHOLDER OF SUNPOWER. UNDER THIS SECTION, WE HAVE INCLUDED CERTAIN IMPORTANT RISK FACTORS THAT SPECIFICALLY IMPACT SUNPOWER'S BUSINESS, OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FOR MORE DISCUSSION OF SUNPOWER AND THE RISKS AFFECTING SUNPOWER, INVESTORS SHOULD REFER TO SUNPOWER'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2007. THE CONTENTS OF SUCH ANNUAL REPORT ON FORM 10-K ARE EXPRESSLY NOT INCORPORATED BY REFERENCE HEREIN.

The trading price for Cypress's common stock has been and may continue to be volatile and can be affected by the trading price of SunPower's class A common stock and/or speculation about the possibility of future actions we might take in connection with our SunPower holdings.

        The trading price of Cypress's common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

  •
  quarterly variations in our results of operations or those of our competitors;

  •
  announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

  •
  perceptions of general market conditions in the semiconductor industry and global market conditions;

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

  •
  general economic conditions.

        In addition, the implied market value of SunPower's class B common stock we hold has, since SunPower's initial public offering, been significant relative to the total value of Cypress's outstanding common stock. As a result, the trading price of Cypress's common stock has been and likely will continue to be affected by the trading price for SunPower's class A common stock, actions taken or statements made by us, SunPower or others concerning the potential separation of SunPower from us, and other factors related to SunPower's business.

        Further, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to SunPower's business, including possible constraints on revenue growth and possible decreases in SunPower's and Cypress's gross margins and profitability.

        Polysilicon is an essential raw material in the production of SunPower's solar cells. SunPower procures silicon ingots from suppliers on a contractual basis and then slice the ingots into wafers. The ingots are sliced and the wafers are processed into solar cells in SunPower's Philippines manufacturing facility. SunPower also purchases wafers and polysilicon from third-party vendors.

        There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. SunPower expects that the average spot price of polysilicon will continue to increase in the near-term. Increases in polysilicon prices have in the past increased SunPower's manufacturing costs and may impact SunPower's manufacturing costs and net income in the future. Even with these price increases, demand for solar cells has increased, and many of SunPower's principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While SunPower is aware that several new facilities for the manufacture of polysilicon are under construction, SunPower does not believe that the supply imbalance will be remedied in the near-term. SunPower expects that polysilicon demand will continue to outstrip supply through much of fiscal 2008 and potentially for a longer period.

        Although SunPower has arrangements with vendors for the supply of what it believes will be an adequate amount of silicon ingots through fiscal 2008, SunPower's purchase orders are sometimes non-binding in nature. SunPower's estimates regarding its supply needs may not be correct, and purchase orders or contracts may be cancelled by its suppliers. Additionally, the volume and pricing associated with these purchase orders and contracts may be changed by SunPower's suppliers based on market conditions or for other reasons. If SunPower's suppliers were to cancel purchase orders or change the volume or pricing associated with them, SunPower may be unable to meet customer demand for its products, which could cause SunPower to lose customers, market share and revenue. This would have a material negative impact on SunPower's and Cypress's business and operating results. If SunPower's manufacturing yields decrease significantly, SunPower adds manufacturing capacity faster than currently planned or SunPower's suppliers cancel or fail to deliver, SunPower may not have made adequate provision for polysilicon needs for its manufacturing plans through fiscal 2008.

        In addition, since some of SunPower's silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, these suppliers may not be able to obtain sufficient polysilicon to satisfy their contractual obligations to SunPower.

        There are a limited number of polysilicon suppliers. Many of SunPower's competitors also purchase polysilicon from the same suppliers. Some of them also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures or binding supply contracts with their suppliers. Additionally, a substantial amount of SunPower's future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases, SunPower expects that new entrants will provide it with polysilicon, ingots and/or wafers. The failure of these new entrants to produce adequate supplies of polysilicon, ingots and/or wafers in the quantities and quality SunPower requires could adversely affect SunPower's ability to grow production volumes and revenues and could also result in a decline in SunPower's gross profit margins. Since SunPower has committed to significantly increase its manufacturing output, an inadequate supply of polysilicon would harm SunPower more than it would harm some of its competitors.

        Additionally, the steps SunPower has taken to further increase the efficiency of its polysilicon utilization are unproven at volume production levels and may not enable SunPower to realize the cost reductions it anticipates. Given the polysilicon shortage, SunPower believes the efficient use of polysilicon will be critical to its ability to reduce manufacturing costs. SunPower continues to implement several measures to increase the efficient use of polysilicon in its manufacturing process. Although SunPower has implemented production using thinner wafers and anticipates further reductions in wafer thickness, these methods may have unforeseen negative consequences on its yields or solar cell efficiency or reliability once they are put into large-scale commercial production, or they may not enable SunPower to realize the cost reductions it hopes to achieve.

        SunPower's inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all for any of the foregoing reasons, or otherwise, would adversely affect its ability to meet existing and future customer demand for its products and could cause SunPower to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming SunPower's and Cypress's business, financial condition and results of operations.

We face significant volatility in supply and demand conditions for our products, and this volatility, as well as any failure by us to accurately forecast future supply and demand conditions, could materially and negatively impact our business.

        The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

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

  •
  our success in developing new products, software platforms and manufacturing technologies;

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

        Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products are important sources of revenue for us and therefore, they tend to consume a significant amount of resources. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generation of products substantially more difficult than prior generations.

        Despite the significant amount of resources we commit to new products, there can be no guarantee that such products will perform as expected or at all, or gain market acceptance. If we fail to introduce new product designs in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating our products, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

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

        In addition, the manufacturing of SunPower's solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. SunPower has from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. As SunPower expands its manufacturing capacity and bring additional lines or facilities into production, SunPower may experience lower yields initially as is typical with any new equipment or process. SunPower also expects to experience lower yields as SunPower continues the initial migration of its manufacturing processes to thinner wafers. If SunPower does not achieve planned yields, its product costs could increase, and product availability would decrease resulting in lower revenues than expected.

We are increasingly dependent upon third-parties to manufacture, distribute and transport our products and problems in the performance or availability of these companies could seriously harm our financial performance.

        Although a portion of our products are currently fabricated in our manufacturing facilities located in Texas, Minnesota and the Philippines, we rely to a significant extent on independent contractors to manufacture our products. We expect to increase this reliance on third party manufacturing in the future. For example, in December 2007, our Board of Directors approved a plan to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. In addition, if market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.

        A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. However, there are only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties and incur additional costs. Also, shipments could be delayed significantly while these sources are qualified for volume production.

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

        Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors and see an increase in the proportion of our revenues generated from our distributor channel in the future. For example, during the first quarter of fiscal 2008, we intend to negotiate new terms with some of the distributors in Asia and under these new terms, these distributors will be provided with price protection and stock rotation rights. We rely on many distributors to assist us in creating customer demand, providing technical support and other value- added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face risk of declining demand which could affect our results of operations. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors' operations could have an adverse impact on our business, including the implementation of new terms for our distributors in Asia as discussed above.

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

If the software products that accompany our hardware contain unknown defects, it could result in loss of future revenue, decreased market acceptance, injury to our reputation and product liability claims.

        The programmability of our PSoC products requires use of our proprietary software products. Our future success increasingly depends on our ability to develop and introduce new software products to enhance our PSoC portfolio of products. Further, software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We cannot be certain that our products are currently or will be completely free of defects and errors. We could lose revenue as a result of product defects or errors. In addition, the discovery of a defect or error in a new version or product may result in the following consequences, among others:

  •
  delayed shipping of the products;

  •
  delay in or failure to achieve market acceptance;

  •
  diversion of development resources;

  •
  damage to our reputation;

  •
  product liability claims; and

  •
  increased service and warranty costs.

        As we gain market acceptance of our proprietary design software, we expect our software products to become more critical to our customers. Thus, a defect or error in our products could result in a significant disruption to our customers' businesses. If we are unable to develop products that are free of defects or errors, or if we fail to introduce new software products in a timely manner, our business, results of operations and financial condition could be harmed.

SunPower will continue to be dependent on a limited number of third-party suppliers for key components for its solar systems products during the near-term, which could prevent SunPower from delivering products to its customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

        In addition to SunPower's reliance on a small number of suppliers for its solar cells and panels, SunPower relies on third-party suppliers for key components for its solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. If SunPower fails to develop or maintain its relationships with its limited suppliers, it may be unable to manufacture its products or its products may be available only at a higher cost or after a long delay, which could prevent SunPower from delivering its products to customers within required timeframes and SunPower may experience order cancellation and loss of market share. To the extent the processes that SunPower's suppliers use to manufacture components are proprietary, SunPower may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet SunPower's quality, quantity and cost requirements, could impair SunPower's ability to manufacture its products or decrease its costs. If SunPower cannot obtain substitute materials on a timely basis or on acceptable terms, SunPower could be prevented from delivering its products to customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on SunPower's and Cypress's business and results of operations.

A limited number of SunPower's customers are expected to continue to comprise a significant portion of SunPower's total revenues and any decrease in revenue from these customers could have a material adverse effect on SunPower and Cypress.

        Even though SunPower's customer base is expected to increase and its revenue streams to diversify, a substantial portion of SunPower's net revenues could continue to depend on sales to a limited number of customers. The loss of sales to these customers would have a significant negative impact on SunPower's business. SunPower's agreements with these customers may be cancelled if SunPower fails to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and SunPower's customers may seek to renegotiate the terms of current agreements or renewals.

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

SunPower recognizes most of its revenues generated from SP Systems on a "percentage of completion" basis and upon the achievement of contractual milestone, so any delay or cancellation of a project could adversely affect SunPower's and Cypress's business and results of operations.

        SP Systems, which was acquired by SunPower in fiscal 2007, recognizes revenue on a "percentage of completion" basis and, as a result, the revenue from this business is driven by the performance of its contractual obligations, which is generally driven by the timelines of installation of its solar power systems at customer sites. The percentage-of-completion method of accounting for revenue recognition is inherently subjective because it relies on management estimates of total project cost as a basis for recognizing revenue and profit. Accordingly, revenue and profit SunPower has recognized under the percentage-of-completion method are potentially subject to adjustments in subsequent periods based on refinements in estimated costs of project completion that could materially impact SunPower's future revenue and profit.

        As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact SunPower's ability to recognize revenue in a particular period. Moreover, incurring penalties involving the return of the contract price to the customer for failure to timely install one project could negatively impact SunPower's ability to continue to recognize revenue on a "percentage of completion" basis generally for other projects. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because SP Systems usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect SunPower's and Cypress' business and results of operations.

The reduction or elimination of government and economic incentives could cause SunPower's revenue to decline and harm SunPower's and Cypress's financial results.

        The market for on-grid applications, where solar power is used to supplement a customer's electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives. Because a majority of SunPower's sales are in the on-grid market, the reduction or elimination of government and economic incentives would adversely affect the growth of this market or result in increased price competition, either of which could cause SunPower's revenue to decline and harm SunPower's and Cypress's financial results.

        Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, France, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Spain has been a strong supporter of solar power products and systems and political changes in Spain could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs. In the United States, the federal incentive tax credit for solar installations expires in its current form at the end of fiscal 2008, and many commercial customers and third-party financiers are increasingly unwilling to purchase solar systems unless this tax credit is extended. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from SunPower's products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from SunPower's products.

        During fiscal 2007, a significant share of systems revenues were derived from sales of solar power systems to companies formed to develop and operate solar power generation facilities. Such companies have been formed by third-party investors with some frequency in the United States, Spain, South Korea, and Portugal, as these investors seek to benefit from government mandated feed-in tariffs and similar legislation. SunPower's business depends in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Expiration of or changes to these laws, including expiration of the U.S. solar incentive tax credit, amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in interest rates, administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor's projected return on investment, which could have a material adverse effect on SunPower's and Cypress's business and results of operations.

The execution of SunPower's growth strategy for its systems business is dependent upon the continued availability of third-party financing arrangements for its customers.

        For many of SunPower's projects, customers have entered into agreements to pay SunPower over an extended period of time based on energy savings generated by SunPower's solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of SunPower's customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from SunPower. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of SunPower's products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for SunPower or these customers, SunPower's growth will be adversely affected.

        The success of SunPower's systems business will depend in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax consequences which may adversely affect an investor's projected return on investment, which could have a material adverse effect on SunPower's and Cypress's business and results of operations.

Third parties may seek to hold Cypress responsible for liabilities of SunPower.

        Third parties may seek to hold Cypress responsible for SunPower's liabilities. Under Cypress's separation agreements with SunPower, SunPower will indemnify Cypress for claims and losses relating to liabilities related to SunPower's business and not related to Cypress's business. However, if those liabilities are significant and Cypress is ultimately held liable for them, we cannot assure you that Cypress will be able to recover the full amount of Cypress's losses from SunPower.

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

        The protection of our intellectual property rights, as well as those of our subsidiaries, is essential to keeping others from copying the innovations that are central to our existing and future products. It may be possible for an unauthorized third party to reverse-engineer or decompile our software products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, our flexible fab initiative and SunPower's polysilicon partnerships require us to enter into technology transfer agreements with external partners, providing third party access to our intellectual property and resulting in additional risk. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to foreign countries which may afford less protection and/or result in increased costs to enforce such agreements. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. Moreover, a key element of our strategy is to enter new markets with our PSoC products. If we are successful in entering these new markets, we will likely be subject to additional risks of potential infringement claims against us as our technologies are deployed in new applications and face new competitors. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Patent litigation, if necessary or if and when instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. For example, the Antitrust Division of the Department of Justice ("DOJ") is currently conducting an investigation into possible antitrust violations in the static random access memories ("SRAM") industry. In addition, in connection with the DOJ investigation, we are defendants in purported consumer class action lawsuits alleging various claims under the Sherman Antitrust Act, state antitrust laws and unfair competition laws. Our financial results could be materially and adversely impacted by unfavorable outcomes to any of these or other pending or future litigation or investigation. There can be no assurances as to the outcome of any litigation or investigation. Although management believes it has meritorious defenses to each of these matters and intends to vigorously defend itself, such litigation, investigations and other claims are subject to inherent uncertainties and management's view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Unfavorable outcome of examinations of our tax returns by tax authorities could have a material impact on our results of operations and financial position.

        Our tax returns are subject to examination by various tax authorities in countries in which we operate. The Internal Revenue Service ("IRS") is conducting an audit of our federal income tax returns for fiscal 2003 and 2004. During fiscal 2006, non-U.S. tax authorities commenced tax audits of our subsidiaries in the Philippines and India. As of December 30, 2007, no material adjustments to our tax liabilities have been proposed by the IRS or other foreign tax authorities. However, the IRS and the other foreign tax authorities have not completed their examinations. If material adjustments result from the conclusion of the examinations, our results of operations and financial position could be materially impacted. Furthermore, we could become engaged in a dispute with the IRS on any material adjustments proposed by the IRS, which could be costly and distracting to our management and business.

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

        We are subject to many different international, federal, state and local governmental laws and regulations related to, among other things, the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process and the health and safety of our employees. Compliance with these regulations can be costly. We cannot assure you that we have been, or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with these laws and regulations, we could be fined or other wise sanctioned by the regulators. Under certain environmental laws, we could be held responsible, without regard to fault, for all of the costs relating to any contamination at our or our predecessors' past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage. In addition, in December 2007, our Board of Directors approved a plan to exit our manufacturing facility in Texas. In the course of exiting this facility, we could discover and/or need to address one or more environmental regulatory issues, which could result in significant costs or disruption to our business.

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

        Cypress's and SunPower's headquarters in California, manufacturing facilities in the Philippines and some of our major vendors' facilities are located near major earthquake faults or are subject to seasonal typhoons. We have not been able to maintain insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment and we could suffer damages that could seriously harm our business, financial condition and results of operations.

The failure to integrate our business and technologies with those of companies that we or SunPower may acquire could adversely affect our financial results.

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

Actions taken by activist stockholders may consume our Board of Directors and management's time and attention.

        Campaigns by activist investors to effect changes at publicly traded companies have increased in recent years. In some cases, such campaigns are led by investors seeking to increase short term shareholder value through actions such as cost reductions, changes in strategy or management, changes to the board, restructuring, increased financial leverage, increased dividends or stock repurchases or sales of businesses or the entire company. We have been approached by investors urging our Board of Directors and management to, among other things, take action in connection with our investment in SunPower. While our Board of Directors and management believe a dialogue with stockholders can be healthy and value enhancing, activist investor campaigns can consume significant time and attention on the part of our Board of Directors and senior management, which may divert their attention away from matters related to the operations of our business. Such diversions could adversely affect our results of operations and financial condition.

We have significant amounts of debt and our substantial indebtedness could adversely affect our business, financial condition, results of operations, earnings per share and our ability to meet our payment obligations.

        We have significant amounts of outstanding indebtedness and substantial debt service requirements. In December 2007, the common stock price conversion test for our convertible notes was triggered, giving the holders the right to convert their notes at their option during the first quarter of fiscal 2008. If the holders elect to convert their notes, we would be required to make significant cash payments to the holders. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations (including upon conversion of any notes), we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the convertible notes.

        In addition, our convertible notes have negatively impacted the calculation of our diluted earnings per share. Under the treasury stock method, the increase in our stock price in fiscal 2007 resulted in more dilutive shares related to our convertible notes and warrants issued in conjunction with the convertible notes. In the future, our stock price could continue to be volatile, and if our stock price increases, it could further impact our diluted earnings per share.

We may not have the ability to repurchase the convertible notes in cash upon the occurrence of a fundamental change, or to pay cash upon the conversion of notes, as required by the indenture governing the notes.

        Holders of the notes will have the right to require us to repurchase the notes upon the occurrence of a fundamental change or conversions of the notes, as defined in the indenture governing the notes. We may not have sufficient funds to repurchase the notes or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the notes we will be required to make cash payments to the holders of the notes equal to at least the lesser of the principal amount of the notes being converted and the conversion value of those notes. Such payments could be significant, and we may not have sufficient funds to make them at such time.

        A fundamental change may also constitute an event of default under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase the notes in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the notes or pay cash in respect of conversions when required would result in an event of default with respect to the notes, which could seriously harm our business, financial condition and results of operations.

        In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the notes, which could seriously harm our business, financial condition and results of operations.

        Furthermore, should a fundamental change occur prior to maturity, up to an additional 6.7 million shares of Cypress's common stock could be issued, which would adversely impact our diluted earnings per share calculation.

The proposed FASB Staff Position on convertible debt could result in higher reported interest expense related to our convertible debt, which could materially impact our results of operations and earnings per share.

        In September 2007, the FASB issued a proposed FASB Staff Position on the accounting for convertible debt instruments with terms similar to our convertible notes issued in fiscal 2007. The proposed guidance would require the issuer to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to the issuer's non-convertible notes' borrowing rate. This would result in a debt discount that would subsequently be amortized over the term of the instrument, resulting in an increase in non-cash interest expense. If this proposed guidance is issued in its final form, it will materially impact our financial condition, results of operations and earnings per share.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

        Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2007 and continuing into the first quarter of fiscal 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

        Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

        Most of these auction rate securities were scheduled to reset subsequent to December 30, 2007. As of February 28, 2008, a portion of our auction rate securities have failed auctions, and we expect that the remaining auction rate securities will fail, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

        We determined that no other-than-temporary impairment losses existed as of December 30, 2007 as all holdings had successful auctions. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2007:

Cypress's Properties:

Location	Square Footage	Primary Use
Owned:
United States:
San Jose, California	310,000	Administrative offices, research and development
Bloomington, Minnesota	278,000	Manufacturing, research and development
Round Rock, Texas	100,000	Manufacturing, research and development
Lynnwood, Washington	69,000	Administrative offices, research and development
Asia:
Cavite, the Philippines	221,000	Manufacturing, research and development
Laguna, the Philippines	215,000	Manufacturing, research and development
Leased:
Asia:
Bangalore, India	136,000	Research and development
Manila, the Philippines	12,000	Administrative offices
Europe:
Mechelen, Belgium	16,000	Administrative offices, research and development

SunPower's Properties:

Location	Square Footage	Primary Use
Owned:
Asia:
Batangas, the Philippines	344,000	Manufacturing, research and development
Leased:
United States:
Richmond, California	250,000	Administrative offices, manufacturing, research and development
San Jose, California(1)	51,000	Administrative offices
Asia:
Laguna, the Philippines(1)	215,000	Manufacturing, research and development
Laguna, the Philippines	46,000	Manufacturing, research and development
Europe:
Geneva, Switzerland	4,000	Administrative offices

(1)
SunPower leases the office building located in San Jose, California and the manufacturing facility located in Laguna, the Philippines, from Cypress. See Note 2 of Notes to Consolidated Financial Statements under Item 8.

        We have additional leases for sales offices and design centers located in the United States, Asia and Europe. As of the end of fiscal 2007, we believe that our current properties are suitable and adequate for our foreseeable needs.

ITEM 3.    LEGAL PROCEEDINGS

        In August 2006, Quantum Research Group added Cypress as a defendant in a lawsuit in the United States District Court, District of Baltimore, Maryland. The amended complaint served on Cypress alleges patent infringement, defamation, false light and unfair competition related to Cypress's PSoC microcontroller product as specifically programmed for a single customer. In June 2007, the parties received the claim construction order, and discovery and depositions have been completed since that time. Motions for summary judgment which, if granted, could end the case in Cypress's favor are currently pending. Cypress is being indemnified by a third party for this litigation. Cypress has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

        In October 2006, Cypress received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice ("DOJ") into possible antitrust violations in the SRAM industry. In December 2007, the Korean Federal Trade Commission ("KFTC") opened a criminal investigation into this same market. Cypress has made, and will continue to make available employees, documents and other relevant information to the DOJ's Antitrust Division to support the investigation. Cypress expects to provide the same assistance to the KFTC. Cypress has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

        In connection with the DOJ investigation discussed above, in October 2006, Cypress, along with a majority of the other SRAM manufacturers, was sued in over 82 purported consumer class action suits in various United States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws and unfair competition laws. The lawsuits seek restitution, injunction and damages in an unspecified amount. The cases are now consolidated in the U.S. District Court for the Northern District of California. The cases have been largely stayed with the exception of document production which Cypress continues to deliver to plaintiffs. In addition to the federal class action lawsuits, Cypress, along with a number of the SRAM manufacturers, was also sued in purported consumer anti-trust class action suits in three separate provinces in Canada. The Florida Attorney General's office has also filed a civil investigative demand on behalf of all Florida SRAM consumers. Cypress is engaged in document production in this matter that is consistent with the production being made to the civil plaintiffs and the DOJ. Cypress believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

        Cypress, along with several other co-defendants, is currently party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by Cypress and the co-defendants from Circuit Semantics, a business no longer in operation. Prior to filing this suit against Cypress, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco's trade secrets. Silvaco's complaint against Cypress alleges that Cypress misappropriated Silvaco's trade secrets by using Circuit Semantics' software previously purchased by Cypress. The Cypress trial, which began in September 2007 and was the first among the five co-defendants, is currently stayed pending an appeal of a preliminary ruling related to a statute of limitations issue. While Cypress has been engaged in the appeal process, three of the four remaining defendants have prevailed on motions for summary judgment that would result in a dismissal of the case, on facts and arguments similar to Cypress's case. Silvaco has appealed these rulings. Cypress believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

        We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on our own investigations, we do not believe the ultimate outcome of our current legal proceedings, individually and in the aggregate, will have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Equity, Dividends and Performance Graph

        Cypress's common stock is listed on the New York Stock Exchange under the trading symbol "CY." The following table sets forth the sales price per share for our common stock:

	Low	High
Fiscal 2007:
First quarter	$16.48	$20.04
Second quarter	$18.54	$24.00
Third quarter	$23.22	$29.65
Fourth quarter	$28.49	$42.79
Fiscal 2006:
First quarter	$14.09	$18.79
Second quarter	$13.40	$18.80
Third quarter	$13.04	$17.95
Fourth quarter	$15.92	$20.42

        As of February 15, 2008, there were approximately 71,200 holders of record of our common stock.

        We have not paid cash dividends and have no present plans to do so.

        The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor ("S&P") 500 Index and the S&P Semiconductors Index for the last five fiscal years:

	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007
Cypress	$100	$368	$206	$250	$296	$646
S&P 500	$100	$127	$143	$150	$174	$185
S&P Semiconductors Index	$100	$186	$150	$168	$153	$172

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information:

        The following table summarizes certain information with respect to Cypress's common stock that may be issued under the existing equity compensation plans as of December 30, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	22,398	(1)	$15.69	(2)	5,857	(3)
Equity compensation plans not approved by shareholders	3,952		$21.35		2,448	(4)

Total	26,350	(5)	$16.80		8,305

(1)
Includes 6.8 million shares of restricted stock units granted.

(2)
Excludes the impact of 6.8 million shares of restricted stock units which have no exercise price.

(3)
Includes (a) 4.7 million shares available for future issuance under Cypress's 1994 Amended Plan and (b) 1.2 million shares available for future issuance under Cypress's Employee Stock Purchase Plan.

(4)
Includes shares available for future issuance under Cypress's 1999 Plan.

(5)
Total number does not include approximately 0.1 million outstanding options, with a weighted-average exercise price of $6.37 per share, originally granted under plans assumed by Cypress in connection with various acquisitions. Cypress does not intend to grant any additional options under these plans.

        See Note 7 of Notes to Consolidated Financial Statements under Item 8 for further discussion of Cypress's stock plans.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock Repurchase Program:

        We have one outstanding stock repurchase program, which was authorized by our Board of Directors in the first quarter of fiscal 2007 for up to $300.0 million. The authorization allows Cypress to purchase its common stock, its outstanding 1.00% convertible senior notes or to enter into equity derivative transactions related to its common stock. Stock repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This stock repurchase program may be limited or terminated at any time without prior notice. As of December 30, 2007, no shares have been repurchased and $300.0 million remained outstanding under this program.

        The following table sets forth information with respect to repurchases of our common stock made during the fourth quarter of fiscal 2007:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 28, 2007	—	$—	—	$300,000,000
October 29, 2007—November 25, 2007	—	$—	—	$300,000,000
November 26, 2007—December 30, 2007	—	$—	—	$300,000,000

Total	—	$—	—	$300,000,000

        During the first quarter of fiscal 2008, our Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock repurchases to $600.0 million. As of February 28, 2008, we used $269.1 million in cash to repurchase a total of 12.2 million shares at an average price of $22.02 under the stock repurchase program, leaving $330.9 million available for future expenditure.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenues	$1,596,387	$1,091,553	$886,396	$948,438	$836,756
Restructuring and acquisition-related costs	$(60,667)	$(16,362)	$(67,435)	$(54,334)	$(27,530)
Gain on divestitures	$17,958	$14,730	$—	$—	$—
Operating income (loss)	$12,171	$26,937	$(92,497)	$(1,382)	$(8,304)
Gain on sale of SunPower's common stock	$373,173	$—	$—	$—	$—
Income (loss) before income taxes and minority interest	$398,277	$52,710	$(93,217)	$(2,021)	$(3,554)
Net income (loss)	$394,300	$39,482	$(92,153)	$24,698	$(5,331)
Net income (loss) per share:
Basic	$2.53	$0.28	$(0.69)	$0.20	$(0.04)
Diluted	$2.30	$0.25	$(0.69)	$0.17	$(0.04)
Shares used in per-share calculation:
Basic	155,559	140,809	133,188	124,580	121,509
Diluted	171,836	179,271	133,188	134,130	121,509

	As of
	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,426,405	$580,174	$330,308	$244,897	$198,617
Working capital	$572,992	$676,789	$435,110	$330,270	$307,716
Total assets	$3,725,949	$2,123,525	$1,697,874	$1,572,994	$1,575,685
Debt	$1,025,000	$598,996	$601,538	$606,724	$615,724
Stockholders' equity	$1,720,432	$1,045,559	$757,135	$660,358	$569,188

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed under Item 1A.

Adjustments to Previously Announced Preliminary Annual Results

        On January 24, 2008, we issued a press release announcing our preliminary annual results for the year ended December 30, 2007. In the press release, we reported net income of $399.2 million in the Consolidated Statements of Operations for the year ended December 30, 2007. Subsequent to the issuance of our press release, we recorded certain adjustments to our reported results relating to: (1) stock-based compensation, (2) the impact of a foreign currency remeasurement of a long-term tax liability, and (3) a reduction in the tax provision. These adjustments totaled $4.9 million, which reduced our net income to $394.3 million for the year ended December 30, 2007.

        Stock-based compensation:    The additional stock-based compensation expense was primarily a result of the achievement of certain performance-based restricted stock units granted in fiscal 2007 that was contingent upon our performance relative to a pre-determined peer group. At the time of the press release, management was unable to determine whether the achievement had been met as certain companies in the peer group had not publicly reported their financial results. Since the issuance of our press release, these companies have reported their results and we were able to determine that the milestone related to these performance-based restricted stock units has been achieved. As a result, we recorded an additional $2.1 million of stock-based compensation for the year ended December 30, 2007. Additionally, on February 20, 2008, the Compensation Committee of the Board of Directors made a discretionary award of 40,000 fully vested restricted stock units to T.J. Rodgers, our President and Chief Executive Officer. As this grant was based upon his performance in fiscal 2007, stock-based compensation expense of $0.9 million related to the restricted stock units was recorded for the year ended December 30, 2007.

        Foreign currency remeasurement:    We recorded an additional foreign currency exchange loss of $4.8 million due to the remeasurement of a long-term tax liability, which was denominated in a foreign currency, into the United States dollar at the end of fiscal 2007.

        Reduction in tax provision:    We recorded a $2.9 million reduction in our tax provision as a result of recalculating certain available foreign tax credits recorded during fiscal 2007.

        The following table presents a reconciliation of the preliminary net income and net income per share announced in our press release on January 24, 2008 to the final results reported in this Annual Report on Form 10-K:

Year Ended December 30, 2007
(In thousands, except per- share amounts)
Net income announced on January 24, 2008	$399,150
Adjustments:
Stock-based compensation expense	(2,967)
Foreign currency exchange loss	(4,760)
Reduction in tax provision	2,877

Net income reported in Annual Report on Form 10-K	$394,300

Net income per share:
Basic—announced on January 24, 2008	$2.57
Basic—reported in Annual Report on Form 10-K	$2.53
Diluted—announced on January 24, 2008	$2.32
Diluted—reported in Annual Report on Form 10-K	$2.30

Executive Summary

General:

        Our mission is to transform Cypress Semiconductor Corporation ("Cypress") from a traditional, broad-line semiconductor company to a leading supplier of programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the Programmable System-on-Chip™ ("PSoC®") products, universal serial bus ("USB") controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets and other systems. Cypress serves numerous markets including consumer, computation, data communications, automotive and industrial.

        In addition, we are a majority shareholder of SunPower Corporation ("SunPower"), a publicly traded company which designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers.

        As of the end of fiscal 2007, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and general-purpose timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories ("SRAM"), nonvolatile memories and image sensor products
SunPower	a majority-owned subsidiary of Cypress specializing in solar products and services
Other	includes Silicon Light Machines and Cypress Systems, both majority-owned subsidiaries of Cypress, certain foundry-related services and certain corporate expenses

SunPower:

        As of December 30, 2007, Cypress owned approximately 44.5 million shares of SunPower's class B common stock. Cypress's ownership interest in SunPower as of December 30, 2007 was as follows:

As a percentage of SunPower's total outstanding shares of capital stock	56%
As a percentage of SunPower's total outstanding shares of capital stock on a fully diluted basis	51%
As a percentage of the total voting power of SunPower's outstanding shares of capital stock	90%

        Only Cypress, its successors in interest and its subsidiaries may hold shares of SunPower's class B common stock unless Cypress distributes the shares to its stockholders in a tax-free distribution. Cypress currently does not have any plans to distribute to its stockholders shares of SunPower's class B common stock, although Cypress may elect to do so in the future. Cypress is continuing to explore ways in which to allow its stockholders to fully realize the value of its investment in SunPower. There can be no assurance that Cypress will commence or conclude a transaction, or take any other actions, in the short term, or at all.

Acquisition and Divestitures:

        During fiscal 2007, SunPower completed the acquisition of PowerLight Corporation ("PowerLight"), a privately held leading provider of large-scale solar power systems for residential, commercial, government and utility customers worldwide. The purchase consideration and future stock-based compensation totaled approximately $334.4 million. The acquisition enables SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives, and simplify and improve customer experience. In June 2007, SunPower changed PowerLight's name to SunPower Corporation, Systems ("SP Systems") to capitalize on SunPower's name recognition.

        As part of our ongoing corporate strategy, we have divested businesses that do not align with our long-term business plan to transform Cypress from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. During fiscal 2007, we completed the following divestitures: Silicon Valley Technology Center ("SVTC"), a portion of the image sensor product families, and a portion of the network search engine ("NSE") product families. We recorded total gains of $18.0 million that resulted from these divestitures.

        We continue to evaluate our business strategies and may complete additional acquisitions and/or divestitures in future periods.

Manufacturing Strategy:

        Our core manufacturing strategy—"flexible manufacturing"—combines capacity from leading foundries with output from Cypress's internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

        Consistent with this strategy, our Board of Directors approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. Since all of Cypress's newer products are being designed on more advanced process technologies, management believes that it is more cost effective to shift manufacturing elsewhere than to retool the facility in Texas. Cypress's manufacturing facility in Minnesota offers state-of-the-art technology and there is currently sufficient cost-competitive foundry capacity in Asia enabling Cypress to achieve lower manufacturing costs. Cypress expects to complete the exit plan by the end of fiscal 2008.

Agreements with Distributors:

        In fiscal 2007, Cypress had sales agreements with certain independent distributors in Asia, including Japan, using the "sell-in" revenue recognition model. Sales to these distributors were made under arrangements which did not provide these distributors with allowances such as price protection or rights of return. As such, revenues were recognized upon shipment.

        Beginning in the first quarter of fiscal 2008, Cypress intends to negotiate new terms with these distributors. Under these new terms, these distributors will be provided with price protection and stock rotation rights. Given the uncertainties associated with the rights provided to these distributors, revenues and costs relating to sales to these distributors will be deferred until the products are sold by the distributors to the end customers.

        We expect this conversion will enable us in the long term to achieve higher gross margin dollars in Asia as we will now be able to manage the end customer sales. In addition, we will be able to provide design registration for our rapidly growing proprietary businesses and align our distribution and revenue recognition policies consistently across the world.

        Changing the terms of these distributor agreements will require us to change from recognizing revenues at the time of shipment to recognizing revenues upon sales to the ultimate end customers. As a result, our revenues in the first quarter of fiscal 2008 will be negatively impacted. We currently estimate that the revenue impact of this one-time event will be in the range of approximately $18.0 million to $23.0 million.

Results of Operations

Revenues

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Consumer and Computation Division	$357,671	$334,237	$303,587
Data Communications Division	117,755	131,930	156,490
Memory and Imaging Division	330,305	342,276	311,235
SunPower	774,790	236,510	78,736
Other	15,866	46,600	36,348

Total revenues	$1,596,387	$1,091,553	$886,396

Consumer and Computation Division:

        Revenues from the Consumer and Computation Division increased $23.4 million in fiscal 2007, or approximately 7%, compared to fiscal 2006. The increase was primarily attributable to an increase of $44.6 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications. In addition, the increase was attributable to the continued adoption of our family of USB products in PC applications and consumer devices, which contributed an increase of $17.8 million in revenues. These increases were partially offset by a decrease of $23.3 million in sales of our general-purpose clock products primarily due to slowing demand in the base-station and gaming market and increased competition, and $15.7 million in sales of our PC clock products as we divested the product families in the fourth quarter of fiscal 2006.

        Revenues from the Consumer and Computation Division increased $30.7 million in fiscal 2006, or approximately 10%, compared to fiscal 2005. This increase was primarily attributable to an increase of $47.3 million in sales of our PSoC products, driven by increased demand and market penetration in consumer applications. The increase in revenues was partially offset by a decline of $7.2 million in sales of our communications-based, general-purpose clock business, primarily due to slowing demand in the base-station market. In addition, sales of our PC clock products declined $6.0 million year-over-year, primarily because we divested the product family during the fourth quarter of fiscal 2006.

Data Communications Division:

        Revenues from the Data Communications Division decreased $14.2 million in fiscal 2007, or approximately 11%, compared to fiscal 2006. The decrease was primarily attributable to a decrease of $27.2 million in sales of (1) our NSE products as we divested the remaining product families in fiscal 2007 and (2) our specialty memory products due to the continued slowdown in demand in the base-station market. The decrease was partially offset by an increase of $10.1 million in sales of our new West Bridge controllers due to production ramps and shipments to cell phone manufacturers.

        Revenues from the Data Communications Division decreased $24.6 million in fiscal 2006, or approximately 16%, compared to fiscal 2005. The decrease was primarily attributable to a decline of $13.9 million in sales of our NSE products as we sold a portion of the product families in fiscal 2006. In addition, the decrease was partially attributable to a decline of $11.6 million in sales of our specialty memory products primarily due to a greater-than-expected slowdown in the base-station market.

Memory and Imaging Division:

        Revenues from the Memory and Imaging Division decreased $12.0 million in fiscal 2007, or approximately 3%, compared to fiscal 2006. The decrease was primarily attributable to a decrease of

$19.2 million in sales of our pseudo-SRAM product families as these products were discontinued in fiscal 2007. The decrease was partially offset by an increase of $7.6 million in sales of other memory products due to increased demand for networking and communications applications.

        Revenues from the Memory and Imaging Division increased $31.0 million in fiscal 2006, or approximately 10%, compared to fiscal 2005. This increase was attributable to an increase of $33.8 million in sales of our memory products primarily due to increased demand for networking and communications applications.

SunPower:

        SunPower generates revenues from two businesses:

  (1)
  Components, which generates revenues from sales of SunPower's solar cells, solar panels and inverters to solar systems installers and other resellers; and

  (2)
  Systems, which generates revenues from sales of engineering, procurement, construction and other services relating to solar electric power systems.

        Revenues from SunPower increased $538.3 million in fiscal 2007, or approximately 228%, compared to fiscal 2006. The increase in revenues was attributable to the combination of $464.2 million in systems revenues from SP Systems, which was acquired by SunPower in the first quarter of fiscal 2007, and an increase in components revenues of $74.1 million. The increase in components revenues was attributable to the continued increase in the demand for SunPower's solar cells and solar panels, coupled with the continued increase in unit production and unit shipments of both solar cells and solar panels as SunPower continued to expand its solar manufacturing capacity. In fiscal 2006, SunPower had a total of four solar cell manufacturing lines with an annual production capacity of 108 megawatts. In fiscal 2007, SunPower began commercial production on three additional solar cell lines with an annual production capacity of 106 megawatts.

        SunPower recognizes systems revenues related to the fixed price construction contracts on a "percentage of completion" basis, and, as a result, the revenue from this business is driven by the performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. Accordingly, this could result in material fluctuations in SunPower's systems revenues in future periods.

        Revenues from SunPower increased $157.8 million in fiscal 2006, or approximately 200%, compared to fiscal 2005. The increase in revenues was attributable to the continued increase in unit production and unit shipments of both solar cells and solar modules as SunPower continued to expand its solar manufacturing capacity to meet strong global demand. During the first nine months of fiscal 2005, SunPower had one solar cell manufacturing line in operation with an annual production capacity of 25 megawatts. Since then, SunPower has added three new production lines with an annual production capacity of 83 megawatts.

Other:

        Revenues from the Other segment decreased $30.7 million in fiscal 2007, or approximately 66%, compared to fiscal 2006. The decrease in revenues was primarily due to the divestiture of our SVTC business in the first quarter of fiscal 2007. SVTC contributed $32.3 million of revenues in fiscal 2006 compared to $6.3 million in fiscal 2007.

        Revenues from the Other segment increased $10.3 million in fiscal 2006, or approximately 28%, compared to fiscal 2005. The increase in revenues was primarily attributable to an increase of $11.1 million generated by SVTC.

Cost of Revenues / Gross Margin

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Cost of revenues	$1,048,005	$631,328	$528,657
Consolidated gross margin	34.4%	42.2%	40.4%
Semiconductor* gross margin	45.7%	47.4%	43.2%
SunPower gross margin	22.3%	23.3%	10.9%

*
Semiconductor includes all reportable segments except for SunPower.

        Gross margin on a consolidated basis decreased from 42.2% in fiscal 2006 to 34.4% in fiscal 2007. The decrease in gross margin was primarily attributable to changes in product mix, as SunPower, which generates gross margin significantly lower than our semiconductor businesses, continued to make up a larger portion of our consolidated sales. For fiscal 2007, SunPower accounted for approximately 48.5% of our total sales compared with 21.7% in fiscal 2006. We expect that SunPower will continue to increase as a percentage of total sales in fiscal 2008 compared to fiscal 2007.

        The decrease in the semiconductor gross margin in fiscal 2007 compared to fiscal 2006 was primarily due to the divestiture of our high-margin SVTC business in fiscal 2007, coupled with the absorption of fixed manufacturing costs in our manufacturing facilities. The semiconductor gross margin has also been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business. During fiscal 2007, the net impact of the inventory adjustments was a charge of $4.1 million compared to a benefit of $2.1 million in fiscal 2006. In addition, stock-based compensation expense allocated to cost of revenues increased approximately $5.0 million in fiscal 2007 compared to fiscal 2006.

        The decrease in SunPower's gross margin in fiscal 2007 compared to fiscal 2006 was primarily attributable to higher warranty and material costs, particularly costs of polysilicon ingots and wafers, and higher pre-operating costs associated with its new manufacturing facilities starting in the fourth quarter of fiscal 2006. In addition, stock-based compensation expense allocated to cost of revenues increased approximately $11.6 million in fiscal 2007 compared to fiscal 2006. The decrease in gross margin was partially offset by improved manufacturing economies of scale associated with higher production volume and improved yields.

        Gross margin on a consolidated basis increased from 40.4% in fiscal 2005 to 42.2% in fiscal 2006. The increase in gross margin was primarily attributable to an increase in sales volumes, coupled with an overall improvement in the ASPs for our products. In addition, increased efficiencies in our wafer fab utilization and improvement in the Memory and Imaging Division's gross margin year-over-year due to increased ASPs and reduced manufacturing cost structures contributed to higher overall gross margin. In addition, the net impact of the inventory adjustments was a benefit of $2.1 million in fiscal 2006 compared with a charge of $10.8 million in fiscal 2005.

        The increase in gross margin in fiscal 2006 compared to fiscal 2005 was partially impacted by product mix, as SunPower with lower margins became a larger portion of our business and sales volumes from the Data Communications Division with higher margins declined. SunPower accounted for approximately 21.7% of our total business in fiscal 2006 compared with only 8.9% in fiscal 2005. Our Data Communications Division accounted for approximately 12.1% of our total business in fiscal 2006 compared with 17.7% in fiscal 2005. In addition, gross margin in fiscal 2006 was negatively impacted by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payments," as we recorded approximately $8.9 million of stock-based compensation expense in cost of revenues. The impact of stock-based compensation was immaterial in fiscal 2005.

Research and Development ("R&D")

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
R&D expenses	$187,803	$242,292	$225,944
As a percentage of revenues	11.8%	22.2%	25.5%

        R&D expenditures decreased $54.5 million in fiscal 2007 compared to fiscal 2006. The decrease in R&D expenditures was primarily driven by the reduction of employee-related costs of approximately $20.8 million and other cost savings of approximately $28.0 million. These cost reductions were mainly attributable to the divestitures of non-strategic product lines and businesses which resulted in reduced R&D activities in fiscal 2007, coupled with the termination of certain employees related to process technology development as we reduced our efforts in this area. The reduction in R&D expenditures was partially offset by an increase of approximately $3.9 million incurred by SunPower primarily due to an increased headcount and the development of next generation solar cells and new processes for solar panel assembly operations. As a percentage of revenues, R&D expenditures decreased significantly in fiscal 2007 compared to fiscal 2006 primarily due to the decrease in consolidated R&D expenditures coupled with the significant increase in SunPower's revenues. We anticipate that R&D expenditures in absolute dollars will remain relatively flat in fiscal 2008 compared to fiscal 2007.

        R&D expenditures increased $16.3 million in fiscal 2006 compared to fiscal 2005. The increase was primarily attributable to stock-based compensation expense of $17.9 million as we implemented SFAS No. 123(R) in fiscal 2006 and an increase of $9.4 million in other employee-related compensation expense primarily due to increases in payments under the employee bonus plans and salary increases. The increase in R&D expenditures was partially offset by a decrease of approximately $7.8 million in repair and maintenance related expenses and approximately $3.5 million in depreciation.

Selling, General and Administrative ("SG&A")

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
SG&A expenses	$298,693	$186,660	$155,640
As a percentage of revenues	18.7%	17.1%	17.6%

        SG&A expenses increased $112.0 million in fiscal 2007 compared to fiscal 2006. The increase in SG&A expenditures was primarily due to an increase of approximately $82.9 million related to SunPower, of which approximately $34.2 million was related to an increase in stock-based compensation expense primarily attributable the acquisition of PowerLight and the remaining $48.7 million was primarily attributable to the integration of SP Systems and increased employee-related costs to support the expansion of SunPower's business in all areas of sales, marketing, finance and information technology. Excluding SunPower, the increase of $29.1 million in SG&A expenditures was primarily attributable to an increase of approximately $14.6 million in stock-based compensation expense, higher employee-related costs of approximately $9.1 million primarily due to additional headcount in the sales and marketing functions and an increase of approximately $8.6 million in legal costs and other professional fees. These increases were partially offset by a $7.5 million reduction in the allowance for uncollectible loans related to our stock purchase assistance plan. We anticipate that SG&A expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007.

        SG&A expenditures increased $31.0 million in fiscal 2006 compared with fiscal 2005. The increase was partially attributable to stock-based compensation expense of $20.6 million as we implemented SFAS No. 123(R) in fiscal 2006 and an increase of $11.8 million in other employee-related compensation expense primarily due to increases in payments under the employee bonus plans, salary increases and additional headcount and payroll costs mainly to support the growth of SunPower's business. In addition, expenses related to professional services increased approximately $5.6 million primarily due to higher legal costs and other professional fees. The increase in SG&A expense was partially offset by a decrease of approximately $5.0 million in sales commissions primarily because we implemented a new plan in fiscal 2006 to reduce commission rates.

Amortization of Acquisition-Related Intangible Assets

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Amortization of acquisition-related intangible assets	$36,441	$15,873	$27,709
As a percentage of revenues	2.3%	1.5%	3.1%

        Amortization expense increased $20.6 million in fiscal 2007 compared to fiscal 2006. The increase was primarily driven by SunPower's acquisition of PowerLight in the first quarter of fiscal 2007, which resulted in additional amortization expense related to the intangible assets acquired in fiscal 2007.

        The decrease in amortization expense in fiscal 2006 compared with fiscal 2005 was primarily attributable to a decrease in the amortization expense of certain purchased technology intangibles, as they had been fully amortized during fiscal 2006 and 2005, or sold to NetLogic in connection with the divestiture of our NSE product families during fiscal 2006.

Impairment of Acquisition-Related Intangible Assets

        In January 2007, in connection with the acquisition of PowerLight, SunPower recorded $79.5 million of intangible assets, of which $15.5 million was related to the PowerLight tradename, the primary branding and product identification for PowerLight. The determination of the fair value and useful life of the tradename was based on SunPower's strategy of continuing to market its systems products and services under the PowerLight brand. In June 2007, SunPower formally changed its branding strategy by consolidating all of its product and service offerings under the SunPower brand and eliminating the use of the PowerLight tradename. In addition, SunPower changed PowerLight's name to SP Systems to capitalize on SunPower's name recognition. As a result of the change in branding strategy, SunPower wrote off the remaining net book value of $14.1 million related to the PowerLight tradename.

Impairment Loss Related to Synthetic Lease

        We held a synthetic lease for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The lease was terminated in fiscal 2007. In connection with the synthetic lease, we recorded impairment charges of $7.0 million, $2.7 million and $1.2 million during fiscal 2007, 2006 and 2005, respectively. See "Off-Balance Sheet Arrangements" below for further discussion.

In-Process Research and Development Charges

        We recorded in-process research and development charges of $9.6 million in connection with SunPower's acquisition of PowerLight in fiscal 2007 and $12.3 million in connection with Cypress's acquisition of SMaL Camera Technologies ("SMaL") in fiscal 2005, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

        In-process research and development projects related to PowerLight consisted of two components: design automation tool and tracking systems. In-process research and development projects related to SMaL consisted of two components: first generation automotive cameras and mobile phone sensors. In assessing the projects, we primarily considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and the projects' stage of development.

        The value of the in-process research and development projects was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable. Discount rates were derived from a weighted-average cost of capital analysis, adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. A discount rate of 40% was used for PowerLight's projects and discount rates ranging from 35% to 45% were used for SMaL's projects. The percentage of completion for each project was determined by identifying the development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following tables summarize certain information related to each project:

PowerLight's Projects:

Projects	Stage of Completion	Total Costs Incurred	Total Remaining Costs
Design automation tool:
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$2.4 million
As of December 30, 2007	35%	$0.9 million	$1.7 million
Tracking systems:
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$0.6 million
As of December 30, 2007	100%	$0.8 million	$—

        As of December 30, 2007, SunPower has incurred total costs of approximately $0.9 million related to the design automation tool project, of which $0.7 million was incurred after the acquisition. SunPower estimates that an additional investment of $1.7 million will be required to complete the project. SunPower expects to complete the design automation tool project by June 2009, approximately one and a half years sooner than the original estimate.

        SunPower completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition. Both the actual completion date and the total project costs were in line with the original estimates.

SMaL's Projects:

Projects	Stage of Completion	Total Costs Incurred	Total Remaining Costs
First generation automotive cameras:
As of February 15, 2005 (acquisition date)	58%	$4.2 million	$3.1 million
As of December 31, 2006	100%	$7.3 million	$—
Mobile phone sensors:
As of February 15, 2005 (acquisition date)	29%	$2.4 million	$6.0 million
As of December 31, 2006	100%	$8.4 million	$—

        We completed both projects in March 2006 and incurred total project costs of $15.7 million, of which $9.1 million was incurred after the acquisition. Both the actual completion date and the total project costs were in line with the original estimates.

Restructuring

        During the fourth quarter of fiscal 2007, our Board of Directors approved a restructuring plan to exit Cypress's manufacturing facility located in Round Rock, Texas. Under the plan, we will transition production from the Texas facility to our more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. We currently plan to continue operations at the Texas facility through the third quarter of fiscal 2008 and expect to complete the exit plan by the end of fiscal 2008. The exact timing of the exit could vary considerably if we locate a potential buyer. The exit plan does not involve the discontinuance of any product lines or other functions.

        The exit plan will include the terminations of employees and the disposal of assets, primarily consisting of the building and manufacturing equipment, located in the Texas facility. We expect to eliminate approximately 240 positions in the Texas facility in fiscal 2008. The majority of the employees are in the manufacturing functions. As these employees will continue to provide services during fiscal 2008, we recognize the severance and benefit costs associated with these employees ratably over the service period in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We estimate that the total severance and benefit costs will be approximately $6.0 million to $8.0 million, of which $0.4 million was recorded in the fourth quarter of fiscal 2007. In addition, during the fourth quarter of fiscal 2007, we recorded $0.2 million of other exit costs. Upon the ultimate disposition of the assets, we believe that we will be able to recover these assets' remaining net book value.

        We continue to evaluate our options related to the exit plan and may incur additional charges on such options in future periods.

Gain on Divestitures

        During fiscal 2007 and 2006, we recognized total gains of $18.0 million and $14.7 million, respectively, related to our divestitures. We did not have any divestitures in fiscal 2005.

        The following table summarizes the divestitures completed in fiscal 2007:

Product Families / Businesses	Reportable Segments	Buyers	Total Consideration
A portion of the image sensor product families	Memory and Imaging Division	Sensata Technologies	$11.0 million in cash
SVTC	Other	Semiconductor Technology Services	$53.0 million in cash
A portion of the NSE product families	Data Communications Division	NetLogic Microsystems	$14.4 million in cash

        The following table summarizes the components of the gains:

	Image Sensors	SVTC	NSE	Total
	(In thousands)
Cash proceeds	$11,000	$52,950	$14,448	$78,398
Assets sold:
Accounts receivable	—	(3,927)	—	(3,927)
Inventories	(1,438)	—	(2,375)	(3,813)
Property, plant and equipment	—	(37,823)	—	(37,823)
Intangible assets	(4,581)	—	—	(4,581)
Other	(515)	—	—	(515)
Allocated goodwill	(2,306)	—	(4,872)	(7,178)
Employee-related costs	(1,093)	—	—	(1,093)
Transaction and other costs	(845)	(640)	(25)	(1,510)

Gain on divestitures	$222	$10,560	$7,176	$17,958

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we included a portion of goodwill in the carrying amount of the image sensor and NSE product families in determining the gain on disposal. The amount was based on the relative fair values of the product families that were disposed of and the remaining portion of the reporting units that are retained by us. SVTC was part of a reporting unit that does not have any goodwill balance.

        In connection with the divestiture of the image sensor product families, approximately 25 employees were transferred to Sensata Technologies. In connection with the divestiture of SVTC, approximately 85 employees were transferred to Semiconductor Technology Services. No employees were transferred or terminated in connection with the divestiture of the NSE product families.

        The following table summarizes the divestitures completed in fiscal 2006:

Product Families	Reportable Segments	Buyers	Total Consideration
Personal computer ("PC") clock product families	Consumer and Computation Division	Spectra Linear	$14.4 million in cash and stock
A portion of the NSE product families	Data Communications Division	NetLogic Microsystems	$58.5 million in stock

        In connection with the divestiture of the PC clock product families, Spectra Linear paid us $8.0 million in cash and issued to us 7.4 million shares of its series B preferred stock, which were equal to approximately 15% of Spectra Linear's fully diluted shares at the closing date of the transaction. The preferred stock was valued at $6.4 million, based on the latest round of financing completed by Spectra Linear in fiscal 2006.

        In connection with the divestiture of the NSE product families, NetLogic Microsystems issued to us approximately 1.7 million shares of its common stock. The common stock was valued at $58.5 million, which was determined based on the stock price of NetLogic Microsystems on the closing date of the transaction.

        The following table summarizes the components of the gains:

	PC Clock	NSE	Total
	(In thousands)
Cash proceeds	$8,000	$—	$8,000
Value of capital stock received	6,406	58,531	64,937
Assets sold:
Inventories	(1,664)	(2,716)	(4,380)
Intangible assets	—	(1,037)	(1,037)
Other	(422)	(268)	(690)
Allocated goodwill	(2,840)	(44,070)	(46,910)
Employee-related costs	(233)	(2,799)	(3,032)
Transaction and other costs	(515)	(1,643)	(2,518)

Gain on divestitures	$8,732	$5,998	$14,730

        In accordance with SFAS No. 142, we included a portion of goodwill in the carrying amount of the PC clock and NSE product families in determining the gain on disposal. The amount was based on the relative fair values of the product families that were disposed of and the remaining portion of the reporting units that are retained by us.

        In connection with the divestiture of the NSE product families, approximately 54 employees were either terminated or transferred to NetLogic Microsystems. In connection with the divestiture of the PC clock product families, approximately ten employees were either terminated or transferred to Spectra Linear.

Interest Income

        Interest income primarily includes interest income earned on our cash and investments. In addition, interest income includes interest income associated with the outstanding loans under our stock purchase assistance plan.

        Interest income increased $20.8 million in fiscal 2007 compared to fiscal 2006. The increase in interest income was primarily attributable to an increase of approximately $23.2 million of interest income driven by higher average cash and investment balances, coupled with higher interest rates. The increase was partially offset by a decrease of approximately $1.3 million of interest income from the stock purchase assistance plan due to lower outstanding loan balances.

        Interest income increased $19.3 million in fiscal 2006 compared to fiscal 2005. The increase in interest income was primarily driven by higher average cash and investment balances, coupled with higher interest rates.

Interest Expense

        Interest expense is primarily associated with our convertible notes and collateralized debt instruments. In addition, interest expense also includes interest expense related to SunPower's outstanding customer advances.

        Interest expense increased $1.5 million in fiscal 2007 compared to fiscal 2006. The increase in interest expense was primarily attributable to the issuance of $600.0 million in principal amount of Cypress's 1.00% convertible senior notes ("Cypress 1.00% Notes"), $200.0 million in principal amount of SunPower's 1.25% senior convertible debentures ("SunPower 1.25% Notes") and $225.0 million in principal amount of SunPower's 0.75% senior convertible debentures ("SunPower 0.75% Notes") during fiscal 2007. The issuance of the convertible debt resulted in an additional $7.6 million of interest expense in fiscal 2007. The increase was partially offset by a decrease of $6.4 million of interest expense related to Cypress's 1.25% convertible subordinated notes ("Cypress 1.25% Notes"), which were fully redeemed in February 2007.

        In September 2007, the Financial Accounting Standards Board ("FASB") issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for our convertible debt. The proposed guidance would require us to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. The proposed guidance, if issued in final form, will result in significantly higher non-cash interest expense on our convertible debt.

        Interest expense increased $1.1 million in fiscal 2006 compared to fiscal 2005. The increase in interest expense was primarily attributable to an increase of $1.8 million of interest expense related to SunPower's outstanding customer advances, partially offset by a decrease of $0.6 million of interest expense associated with our collateralized debt instruments, which were paid in full in January 2006.

Gain on Sale of SunPower's Common Stock

        During the second quarter of fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower's class A common stock (which were converted from class B common stock) on the open market. As a result of the transaction, Cypress received net proceeds of $437.3 million and recorded a gain of $373.2 million.

        As of December 30, 2007, Cypress continued to hold 44.5 million shares of SunPower's class B common stock.

Other Income (Expense), Net

        The following table summarizes the components of other income (expenses), net:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Amortization of debt issuance costs	$(6,212)	$(3,721)	$(3,721)
Write-off of debt issuance costs	(19,920)	—	—
Gain on investments in equity securities	929	10,027	—
Impairment of investments	(1,903)	(5,325)	(826)
Changes in fair value of investments under the deferred compensation plan	1,138	2,128	1,099
Foreign currency exchange loss, net	(3,409)	(634)	(974)
Other income (expense)	611	909	(423)

Total other income (expense), net	$(28,766)	$3,384	$(4,845)

Write-Off of Debt Issuance Costs:

        In February 2007, we redeemed all of the Cypress 1.25% Notes. As a result, we wrote off $4.7 million of related unamortized debt issuance costs.

        The Cypress 1.00% Notes contain a common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress's common stock closes at a price in excess of 130% of the initial conversion price (or $31.07) on the last day of such calendar quarter. The SunPower 1.25% Notes and the SunPower 0.75% Notes also contain a similar common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, SunPower's common stock closes at a price in excess of 125% of the initial conversion prices ($70.94 for the SunPower 1.25% Notes and $102.80 for the SunPower 0.75% Notes) on the last day of such calendar quarter. In December 2007, the common stock price conversion test was met for the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes, giving the holders the right to convert the convertible debt during the first quarter of fiscal 2008. As a result of this triggering event, we accelerated the amortization of the remaining unamortized debt issuance costs and wrote off $15.2 million in the fourth quarter of fiscal 2007.

Gain on Investments in Equity Securities:

        During fiscal 2007, we sold our equity investments in two public companies and recognized total gains of $0.9 million.

        During fiscal 2006, we completed the sale of our equity investments in two public companies and recognized total gains of $7.1 million. In addition, one of the privately held companies in which we held an equity investment was acquired by a public company, resulting in us receiving shares in the public company. As a result of the transaction, we recognized a gain of $2.9 million during fiscal 2006.

Impairment of Investments:

        We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. We recorded impairment charges of $1.9 million, $5.3 million and $0.8 million in fiscal 2007, 2006 and 2005, respectively, as the decline in the values of certain investments was deemed to be other-than-temporary.

Deferred Compensation Plan:

        In fiscal 1995, we adopted a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-free basis. We do not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain our assets and are subject to claims of general creditors.

        We account for the deferred compensation plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." In accordance with EITF Issue No. 97-14, the plan assets (excluding the amounts invested in Cypress's common stock which is accounted for as treasury stock carried at cost) are recorded at fair value with the offset being recorded in "Other income (expense), net." The liabilities are recorded at fair value with the offset being recorded as an operating expense or credit. As of December 30, 2007 and December 31, 2006, the plan assets totaled $29.4 million and $22.3 million, respectively, and the liabilities totaled $30.8 million and $25.8 million, respectively.

        All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$1,138	$2,128	$1,099
Changes in fair value of liabilities recorded in:
Cost of revenues	(679)	(871)	(614)
R&D expenses	(782)	(1,003)	(707)
SG&A expenses	(596)	(765)	(540)

Total expense, net	$(919)	$(511)	$(762)

Income Taxes

        We recorded an income tax benefit of $0.3 million in fiscal 2007, compared to an expense of $6.9 million in fiscal 2006 and a benefit of $1.3 million in fiscal 2005. The tax benefit in fiscal 2007 was primarily attributable to the utilization of foreign tax credits and the amortization of deferred tax liabilities associated with purchased intangible assets, partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries and U.S. federal and state alternative minimum tax. The tax expense in fiscal 2006 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries and U.S. federal and state alternative minimum tax. The tax benefit in fiscal 2005 was primarily attributable to amortization of purchased intangibles, partially offset by non-U.S. taxes on income earned in certain countries that is not offset by current year net operating losses in other countries. Our effective tax rate varies from the U.S. statutory rate primarily due to our assessment of the utilization of loss carryovers and earnings of foreign subsidiaries taxed at different rates. Deferred tax assets of $250.6 million at December 30, 2007 were fully reserved due to uncertainty of realization.

        During fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower's common stock and recognized a gain of $373.2 million from the transaction. Alternative minimum tax has been accrued on the taxable portion of the gain remaining after offset by capital loss, net operating loss carryovers and foreign tax credits.

        The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the many countries in which we and our affiliates do business.

        The IRS is currently conducting audits of: (1) Cypress's federal income tax returns for fiscal 2003 and 2004, and (2) SP Systems' federal income tax returns for fiscal 2004 and 2005. In addition, non-U.S. tax authorities are conducting tax audits of our subsidiaries in the Philippines for fiscal 2005 and 2006, and India for fiscal 2002 and 2003. As of December 30, 2007, no material adjustments to the tax liabilities have been proposed by the IRS or other foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no material adjustments upon the completion of their reviews.

Minority Interest

        For fiscal 2007, 2006 and 2005, minority interest totaled $4.3 million, $6.4 million and $0.3 million, respectively, and was primarily related to SunPower.

        As of December 30, 2007, December 31, 2006 and January 1, 2006, Cypress's ownership interest in SunPower was approximately 56%, 75% and 85%, respectively, of SunPower's outstanding capital stock. The decrease in Cypress's ownership interest in fiscal 2007 compared to fiscal 2006 was primarily attributable to: (1) SunPower's issuance of its common stock in connection with the acquisition of PowerLight, (2) Cypress's sale of a portion of its ownership interest in SunPower, (3) SunPower's follow-on public offering of its common stock, and (4) option exercises by SunPower's employees.

        The decrease in Cypress's ownership interest in fiscal 2006 compared to fiscal 2005 was primarily attributable to: (1) SunPower's follow-on public offering of its common stock, and (2) option exercises by SunPower's employees. Immediately prior to SunPower's initial public offering in the fourth quarter of fiscal 2005, Cypress's ownership interest in SunPower was 100%.

Liquidity and Capital Resources

        The following table summarizes our consolidated cash and investments, working capital and convertible debt:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Cash, cash equivalents and short-term investments	$1,426,405	$580,174
Working capital	$572,992	$676,789
Convertible debt—short-term	$1,025,000	$—
Convertible debt—long-term	$—	$598,996

Investment Portfolio and Valuations:

        Our investment policy and strategy attempts to preserve capital, meet liquidity requirements, and optimize return. Our cash is managed by an internal manager and external managers within the guidelines of our investment policy and to an objective market benchmark. Our internal portfolio is benchmarked against external manager performance, allowing for differences in liquidity needs. Our investments are diversified, high-quality investment grade securities with limited time to maturity. In addition, our policy generally limits the amount of credit exposure to any one issuer. Currently, the average credit ratings of our portfolio are AA+/Aa1, which are high quality ratings from the major credit rating agencies.

        Recent volatility and credit issues in the financial market has had an adverse impact on market activities including, among other things, volatility in security prices, diminished liquidity, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors and performed valuations of our investment portfolio. Our review primarily included a pricing evaluation by comparing our portfolio against two major independent pricing sources. Except as discussed below, we noted no significant market value variance in our review. In addition, our internal and external managers performed credit rating reviews by going through analysis and independent research to assess the credit quality of each issuer and affirmed that the average rating of our investment holdings is AA+.

        Following the review of our investment portfolio, we identified one investment in an asset-backed commercial paper where we determined that a portion of the carrying value of $1.5 million was impaired as the issuer was unable to raise sufficient funding to cover the maturing obligations. As a result, we recorded an impairment charge of approximately $0.4 million and reclassified the remaining balance of $1.1 million from cash equivalents to long-term investments.

Auction Rate Securities:

        As of December 30, 2007, our investment portfolio included $95.3 million of auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

        The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

        Most of these auction rate securities were scheduled to reset subsequent to December 30, 2007. As of February 28, 2008, $44.9 million of our auction rate securities have failed auctions, and we expect that the remaining auction rate securities will fail, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified $67.8 million of the auction rate securities as long-term investments as of December 30, 2007. This amount represents the balance of the auction rate securities as of December 30, 2007 that had not been sold by us subsequent to the end of fiscal 2007.

        We determined that no other-than-temporary impairment losses existed as of December 30, 2007 as all holdings had successful auctions. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

Key Components of Cash Flows:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Net cash provided by operating activities	$128,479	$127,260	$81,018
Net cash used in investing activities	$(71,226)	$(207,175)	$(126,654)
Net cash provided by financing activities	$616,129	$272,245	$200,223

Fiscal 2007:

        During fiscal 2007, net cash provided by operations increased $1.2 million compared to fiscal 2006. Operating cash flows for fiscal 2007 was primarily driven by net income of $394.3 million, adjusted for non-cash items including the one-time gain on Cypress's sale of SunPower's common stock, depreciation and amortization, stock-based compensation expense, impairment losses, gains on investments and divestitures, in-process research and development charge, write-off of debt issuance costs, and changes in operating assets and liabilities. The increase in accounts receivable was primarily attributable to SunPower as a result of higher revenues, partially compensated by improved collection efforts. The increase in inventories was primarily attributable to the growth at SunPower to support its production ramp. The increase in other assets was primarily due to additional advances made by SunPower to polysilicon suppliers, coupled with higher costs and estimated earnings in excess of billings related to SunPower's construction contracts.

        During fiscal 2007, cash used in investing activities decreased $135.9 million compared to fiscal 2006. For fiscal 2007, investing activities primarily included: (1) Cypress's sale of 7.5 million shares of SunPower's common stock, which generated net proceeds of $437.3 million, (2) receipt of $78.4 million from our divestitures, and (3) proceeds of $27.6 million from the collection of our SPAP loans. These cash inflows were partially offset by: (1) $230.3 million of property and equipment expenditures (which included $193.5 million use of cash for SunPower's purchases), (2) purchases of $227.4 million of investments, net of proceeds from sales and maturities, (3) $98.6 million of cash used in the acquisition of PowerLight, net of cash acquired, and (4) increase in restricted cash of $63.2 million.

        During fiscal 2007, cash provided by financing activities increased $343.9 million compared to fiscal 2006. For fiscal 2007, financing activities primarily included: (1) proceeds of $1.0 billion from the issuance of convertible debt, (2) proceeds of $218.9 million from the issuance of common shares under our employee stock plans, and (3) proceeds of $167.4 million from SunPower's follow-on public offering of its common shares. The cash inflows were partially offset by: (1) repurchases of our common shares under the accelerated share repurchase program, which used $571.0 million, (2) redemption of the Cypress 1.25% Notes, which resulted in cash payments of $179.7 million, (3) cash payments of approximately $23.8 million of debt issuance costs, and (4) purchase of a convertible note hedge and issuance of warrants, which used $17.0 million.

Fiscal 2006:

        During fiscal 2006, cash provided by operations increased $46.2 million compared to fiscal 2005. This increase was primarily due to net income generated in fiscal 2006 compared with a net loss incurred in fiscal 2005, adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and changes in operating assets and liabilities. The increase in accounts receivable was primarily due to an increase in sales, partially mitigated by improved collection efforts. The increase in inventories was primarily due to the growth at SunPower to support its business, as well as the build-up in our core semiconductor business. Increase in other assets was primarily attributable to an increase in SunPower's prepayments to its polysilicon suppliers.

        During fiscal 2006, cash used in investing activities increased $80.5 million compared to fiscal 2005. We spent approximately $221.2 million for purchases of property and equipment (which included $108.3 million use of cash for SunPower). These uses of cash were partially offset by the proceeds from the collection of loans of $14.5 million under our employee stock purchase assistance plan.

        During fiscal 2006, cash provided by financing activities increased $72.0 million compared to fiscal 2005. We received proceeds of $197.4 million from SunPower's follow-on public offering of its common stock and $80.6 million from the issuance of common stock under our employee stock plans.

Fiscal 2005:

        During fiscal 2005, cash provided by operations decreased $76.7 million compared to fiscal 2004. This decrease was primarily due to a net loss incurred in fiscal 2005 compared with net income generated in fiscal 2004, adjusted for certain non-cash items such as depreciation and amortization, restructuring charges and changes in operating assets and liabilities.

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

        During fiscal 2005, cash provided by financing activities included approximately $145.6 million of net proceeds from SunPower's initial public offering. In addition, the issuance of common shares under our employee stock plans generated $65.6 million in cash. The increase was partially offset by repayment of debt of approximately $11.1 million.

Liquidity:

Stock Repurchase Program:

        In January 2007, Cypress's Board of Directors authorized a new stock repurchase program of up to $300.0 million. All previous repurchase programs have been terminated as a result of this new program. The authorization allows Cypress to purchase its common stock, its outstanding Cypress 1.00% Notes or to enter into equity derivative transactions related to its common stock. Stock repurchases under the new program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program may be limited or terminated at any time without prior notice. As of December 30, 2007, Cypress had not repurchased any shares and $300.0 million remained outstanding under the stock repurchase program.

        During the first quarter of fiscal 2008, our Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock repurchases to $600.0 million. As of February 28, 2008, we used $269.1 million in cash to repurchase a total of 12.2 million shares at an average price of $22.02 under the stock repurchase program, leaving $330.9 million available for future expenditure.

Convertible Debt:

        At the end of fiscal 2006, Cypress had $599.0 million in principal amount of the Cypress 1.25% Notes that were due in June 2008. In February 2007, Cypress called for redemption of the outstanding Cypress 1.25% Notes. Holders had the option to convert the Cypress 1.25% Notes into 55.172 shares of Cypress's common stock per $1,000 principal amount plus $300 in cash. Alternatively, holders had the option to have their Cypress 1.25% Notes redeemed. Upon redemption, holders would receive $1,000 plus accrued interest per $1,000 principal amount. As a result of the redemption, Cypress issued approximately 33.0 million shares of its common stock and paid approximately $179.7 million in cash to the holders in fiscal 2007.

        In March 2007, Cypress issued $600.0 million in principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress's election. The initial effective conversion price of the Cypress 1.00% Notes is $23.90 per share, which represents a premium of 26.5% to the closing price of Cypress's common stock on the date of issuance.

        In connection with the issuance of the Cypress 1.00% Notes, we entered into a separate convertible note hedge transaction. The convertible note hedge transaction is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value per share of Cypress's common stock at the time of exercise is greater than the conversion price of $23.90. In addition, we sold warrants to acquire up to approximately 25.1 million shares of Cypress's common stock in a separate warrant transaction. The warrants are to be settled on a net-exercise basis, either in shares of stock or cash, at Cypress's election. The potential dilution caused by the warrants occurs when the value is above the exercise price of $27.00. In conjunction with the convertible note hedge and the warrants, we paid net premiums of approximately $17.0 million using a portion of the proceeds from the offering of the Cypress 1.00% Notes.

        In connection with the offering of the Cypress 1.00% Notes, Cypress entered into an accelerated share repurchase program. Pursuant to the program, Cypress repurchased shares of common stock on the open market based on the volume weighted-average price of Cypress's common stock, subject to a per-share floor price and cap price, calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. The accelerated share repurchase program was completed in fiscal 2007 and we repurchased a total of 28.9 million shares at an average price of $19.78.

        In February 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes is payable on February 15 and August 15 of each year, commencing on August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012. The SunPower 1.25% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the SunPower 1.25% Notes is $56.75 per share, which represents a premium of 27.5% to the closing price of SunPower's common stock on the date of issuance.

        In July 2007, SunPower issued $225.0 million in principal amount of the SunPower 0.75% Notes. The SunPower 0.75% Notes bear interest at a rate of 0.75% per year, payable on February 1 and August 1 of each year, commencing on February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010. The SunPower 0.75% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at SunPower's election. The initial effective conversion price of the SunPower 0.75% Notes is $82.24 per share, which represents a premium of 27.5% to the closing price of SunPower's common stock on the date of issuance.

        The Cypress 1.00% Notes contain a common stock price conversion test, under which holders may convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress's common stock closes at a price in excess of 130% of the conversion price (or $31.07) on the last day of such calendar quarter. The SunPower 1.25% Notes and the SunPower 0.75% Notes also contain a similar common stock price conversion test, under which holders may convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, SunPower's common stock closes at a price in excess of 125% of the conversion prices ($70.94 for the SunPower 1.25% Notes and $102.80 for the SunPower 0.75% Notes) on the last day of such calendar quarter. In December 2007, the common stock price conversion test was met for the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes. Accordingly, the holders may exercise their right to convert the convertible notes during the first quarter of fiscal 2008.

        As of February 28, 2008, no holders have exercised their right to convert the convertible notes. Management believes that the likelihood that any holders will actually exercise their right to convert the convertible notes is remote, given that the current market value of the convertible notes exceeds the value the holders would receive upon conversion. Our principal current sources of liquidity are cash and short-term investments on our balance sheets, cash generated by operations and borrowings under our credit facilities. Based on our current financial condition, management believes that liquidity from these sources, combined with the potential availability of future sources of funding, including accessing debt and equity markets, will be adequate to fund our debt obligations.

        Since the common stock price conversion test was met and the holders are able to exercise their right to convert the convertible notes, we classified the principal amounts of our convertible notes as short-term liabilities in the Consolidated Balance Sheet as of December 30, 2007. If the common stock price conversion test is not met in a subsequent quarter, our convertible notes may be re-classified as non-current debt until the convertible notes are within 12 months of maturity or until such time when the common stock price conversion test is triggered again.

Contractual Obligations:

        The following table summarizes our contractual obligations as of December 30, 2007:

	Payments Due by Years
	Total	2008	2009 and 2010	2011 and 2012	After 2012
	(In thousands)
Convertible debt:
Principal(1)	$1,025,000	$—	$600,000	$—	$425,000
Interest	91,104	10,188	12,625	8,375	59,916
Customer advances, including interest(2)	72,022	10,671	29,351	16,000	16,000
Lease commitments	68,354	12,529	19,430	14,382	22,013
Purchase obligations:
Polysilicon(3)	2,099,495	263,150	744,880	518,103	573,362
Other(4)	219,256	217,851	1,405	—	—

Total contractual obligations	$3,575,231	$514,389	$1,407,691	$556,860	$1,096,291

(1)
Convertible debt includes the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes. For the purpose of this table, we assume that (1) no holders will exercise their right to convert the convertible notes as a result of the common stock price conversion test that was triggered in the fourth quarter of fiscal 2007, and (2) all holders will hold the convertible notes until the maturity dates and the conversion obligations equal the principal amounts.

(2)
Customer advances are related to certain agreements between SunPower and its customers under which SunPower received advance payments from the customers for future purchases of solar power products or supplies.

(3)
SunPower has agreements with certain suppliers of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that SunPower terminates the arrangements.

(4)
Other purchase obligations primarily include other non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

        As of December 30, 2007, our unrecognized tax benefits were $51.0 million, which were classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, this amount is not included in the table above.

Capital Resources and Financial Condition:

        Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of December 30, 2007, in addition to $1,093.7 million in cash and cash equivalents, we had $332.7 million invested in short-term investments for a total cash and short-term investment position of $1,426.4 million that is available for use in current operations.

        As of December 30, 2007, our consolidated cash, cash equivalents and short-term investment balances included approximately $390.7 million of SunPower's cash, cash equivalents and short-term investments, which are not available for general corporate use by Cypress.

        In May 2007, Cypress completed the sale of 7.5 million shares of SunPower's class A common stock (converted from class B common stock) on the open market and received net proceeds of $437.3 million from the transaction. As of December 30, 2007, Cypress held 44.5 million shares of SunPower's class B common stock. As our financial statements are presented on a consolidated basis, the fair value of Cypress's ownership interest in SunPower is not recorded as an asset in the Consolidated Balance Sheets.

        In July 2007, SunPower completed a follow-on public offering of 2.7 million shares of its class A common stock and received total proceeds, net of transaction costs, of approximately $167.4 million. SunPower intends to use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures.

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

Lease Guarantees:

        During fiscal 2005, we entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation ("Grace"), pursuant to which we have transferred certain of our proprietary process technologies to Grace's Shanghai, China facility. In accordance with a foundry agreement executed in fiscal 2006, we purchase wafers from Grace that are produced using these process technologies.

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

        In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of December 30, 2007, we determined that the fair values of the guarantees and the options were not material to our consolidated financial statements.

        The following table summarizes the terms of the guarantees between us and CIT:

					Total Irrevocable Letters of Credit
			Total Rental Payments Due
		Lease Term of Equipment Under Each Guarantee
Fiscal Year	Number of Guarantees		At Inception	As of December 30, 2007	At Inception	As of December 30, 2007	Grace Shares Granted to Cypress
			(In thousands)
2006	One	36 months	$8,255	$5,503	$6,392	$5,092	2,272
2007	Five	36 months	42,278	34,424	32,726	30,314	16,955

			$50,533	$39,927	$39,118	$35,406	19,227

        Under the current terms of the agreement as approved by our Board of Directors, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. We are under no obligation to guarantee any future payments on additional equipment leases for the benefit of Grace and will do so only in our sole discretion.

Off-Balance Sheet Arrangements:

Synthetic Lease:

        In June 2003, we entered into a synthetic lease agreement for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required us to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. The synthetic lease obligation of $62.7 million was not recorded in the Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $0.7 million in fiscal 2007, $3.6 million in fiscal 2006 and $2.5 million in fiscal 2005.

        We were required to evaluate periodically the expected fair value of the properties at the end of the lease term. As we determined that it was estimable and probable that the expected fair value of the properties at the end of the lease term would be less than $62.7 million, we ratably accrued for the impairment loss over the remaining lease term. As of December 31, 2006, the total impairment loss accrual was $5.7 million, of which $2.7 million was recorded in fiscal 2006, $1.2 million was recorded in fiscal 2005 and $1.8 million was recorded in fiscal 2004. The fair value analysis on the properties was performed by management with the assistance of independent appraisal firms.

        We were also required to maintain restricted cash to serve as collateral for the synthetic lease. As of December 31, 2006, the balance of restricted cash and accrued interest income was $63.3 million.

        During fiscal 2007, we exercised our option to purchase the properties under the synthetic lease, which included land and buildings, for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, we determined that an impairment loss of $12.7 million existed, representing the difference between the properties' fair value of $50.0 million determined at the date of termination and the lease obligation of $62.7 million. As a result, we recorded an additional impairment loss of $7.0 million in fiscal 2007, representing the difference between the total impairment loss of $12.7 million and $5.7 million that had previously been accrued. In addition, we recorded $50.0 million related to the properties in "Property, plant and equipment, net" in the Consolidated Balance Sheet in fiscal 2007.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. We will adopt this pronouncement in the first quarter of fiscal 2009 and are currently evaluating the potential impact of this pronouncement on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We will adopt this pronouncement in the first quarter of fiscal 2009 and are currently evaluating the potential impact of this pronouncement on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are currently evaluating the potential impact of the pronouncement on our consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We will adopt SFAS No. 157 as it relates to financial assets and liabilities in the first quarter of fiscal 2008 and are currently evaluating the potential impact of the pronouncement on our consolidated financial condition and results of operations.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). We adopted this standard in the first quarter of fiscal 2007. See Note 18 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Consolidated Financial Statements under Item 8 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and investments, stock-based compensation, warranty reserves, litigation, investigation and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements are as follows:

Revenue Recognition:

        We generate revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers ("OEMs"), electronic manufacturing service providers ("EMSs") and, in the case of SunPower, system integrators. We recognize revenues on sales to OEMs, EMSs and system integrators upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.

        Sales to certain distributors are made under agreements which provide the distributors with price protection, other allowances and stock rotation under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieve inventory for the value of goods shipped since legal title has passed to the distributors, and defer the related margin as deferred income on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers.

        We record as a reduction to revenues reserves for sales returns, price protection and allowances, based upon historical experience rates and for any specific known customer amounts. We also provide certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. These volume discounts have not been significant historically.

        Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors' reported inventories to their activities. Actual results could vary from those estimates.

        SunPower recognizes revenues from fixed price construction contracts under the American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the percentage-of-completion method of accounting. Under this method, revenues arising from fixed price construction contracts are recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

        Incurred costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenues are deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job's engineering design.

        Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by SunPower's management, who determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer's on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Allowances for Doubtful Accounts Receivable:

        We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make estimates of the collectibility of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer's ability to pay. If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our results of operations could be materially affected.

Valuation of Inventories:

        Management periodically reviews the adequacy of our inventory reserves. We record a write-down for our inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventories each quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans and current sales levels. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Our inventories may be subject to rapid technological obsolescence and are sold in a highly competitive industry. If there were a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional write-downs, and our gross margin could be adversely affected.

Valuation of Long-Lived Assets:

        Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

        We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis. If there is a significant adverse change in our business in the future, we may be required to record impairment charges on our long-lived assets.

Valuation of Goodwill:

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our annual goodwill impairment analysis did not result in an impairment charge. However, changes in these estimates could cause one or more of the businesses to be valued differently, which could result in an impairment of our goodwill in the future.

Valuation of Equity Investments:

        We have equity investments in both publicly traded and privately held companies. We review our investments periodically for impairment and the assessment requires significant judgment. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary. Fair values for investments in public companies are determined using quoted market prices. We consider various factors in determining whether we should recognize an impairment charge on a publicly traded investment, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

        Our ability to recover our strategic investments in non-marketable equity securities is primarily dependent on how successfully these companies are able to execute their business plans and how well their products are ultimately accepted, as well as their ability to obtain venture capital funding to continue operations and to grow. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

        Our impairment assessment on investments in privately held companies includes the review of each investee's financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise. We have experienced substantial impairments in our portfolio of equity securities in the past. If market and business conditions for our investees deteriorate in the future, we may be required to record additional impairment charges on our investments.

Stock-Based Compensation:

        Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payments." Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our future stock-based compensation expense could be significantly different from what we have recorded.

Warranty Reserves:

        Cypress generally warrants its products against defects in materials and workmanship for a period of one year. SunPower warrants or guarantees the performance of its solar panels at certain levels of power output for extended periods, often as long as 25 years. It also warrants the solar cells for at least ten years. In addition, SunPower generally provides warranty on systems installed for a period of five years. We maintain warranty reserves to cover potential liability that could arise from these guarantees. Our warranty reserves reflect our best estimate of such liabilities and are based on our analysis of product returns, results of industry-standard accelerated testing in SunPower's products and various other assumptions that we believe to be reasonable under the circumstances. We recognize our warranty reserve as a component of cost of revenue. If actual liabilities differ from estimates, additional warranty reserves could be required.

Litigation, Investigation and Settlement Costs:

        From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation or investigations, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation or investigations is probable, and we can reasonably estimate the loss associated with such litigation or investigations, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation or investigations may be materially different from our estimates, which could require us to record additional legal costs.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risks

        As of December 30, 2007, our non-equity investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper, corporate securities and government-sponsored agency notes. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income (loss)." Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction Rate Securities

        As of December 30, 2007, our investment portfolio included $95.3 million of auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

        The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

        Most of these auction rate securities were scheduled to reset subsequent to December 30, 2007. As of February 28, 2008, $44.9 million of our auction rate securities have failed auctions, and we expect that the remaining auction rate securities will fail, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified $67.8 million of the auction rate securities as long-term investments as of December 30, 2007. This amount represents the balance of the auction rate securities as of December 30, 2007 that had not been sold by us subsequent to the end of fiscal 2007.

        We determined that no other-than-temporary impairment losses existed as of December 30, 2007 as all holdings had successful auctions. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

Convertible Debt

        The fair market value of our convertible debt is subject to interest rate risk and market risk due to the convertible feature. The following table summarizes certain information related to our convertible debt as of December 30, 2007:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
	(In thousands)
Cypress 1.00% convertible senior notes	$978,162	$1,075,978	$880,346
SunPower 1.25% senior convertible debentures	$465,576	$512,134	$419,018
SunPower 0.75% senior convertible debentures	$366,316	$402,947	$329,684

        The fair value of the convertible debt is determined based on the quoted prices as reported by Bloomberg, which were $1,630.27 per $1,000 principal amount for Cypress's 1.00% convertible senior notes, $2,327.88 per $1,000 principal amount for SunPower's 1.25% senior convertible debentures, and $1,628.07 per $1,000 principal amount for SunPower's 0.75% senior convertible debentures as of December 30, 2007.

        The fair value of the convertible debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the convertible debt will increase as the market price of our common stock increases and decrease as the stock price falls. As of February 22, 2008, the fair value of the convertible debt was $1,168.74 per $1,000 principal amount for Cypress's 1.00% convertible senior notes, $1,501.47 per $1,000 principal amount for SunPower's 1.25% senior convertible debentures, and $1,132.04 per $1,000 principal amount for SunPower's 0.75% senior convertible debentures.

Foreign Currency Exchange Risks

        The majority of our revenues, expenses and capital spending is transacted in U.S. dollar. However, we do enter into transactions in other currencies, primarily the Euro. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We entered into a series of Euro forward and option contracts to hedge forecasted foreign denominated revenues and selected capital equipment purchases. The total notional amount of these contracts was $199.9 million as of December 30, 2007. A 10% foreign currency exchange rate movement would have an impact of approximately $14.2 million on these contracts.

Investments in Publicly Traded and Privately Held Companies

        We have investments, including marketable equity securities and warrants, in certain publicly traded companies other than SunPower. The marketable equity securities are classified as available-for-sale investments. They are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. In addition, our investments include warrants to purchase shares of a public company's common stock. These warrants are classified as derivative instruments and are carried at fair value with the resulting gains or losses recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

        The fair value of the common stock and warrants is subject to market price volatility. The following table summarizes certain information related to these investments as of December 30, 2007:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$9,225	$10,147	$8,302
Warrants	$784	$878	$690

        Our investment portfolio also includes warrants that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of December 30, 2007, the carrying value of these warrants was $1.9 million.

        We have equity investments in several privately held companies, many of which are start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment's net realizable value is less than its carrying cost. As of December 30, 2007, the carrying value of our investments in privately held companies was $9.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2007	December 31, 2006
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,093,657	$413,536
Short-term investments	332,748	166,638

Total cash, cash equivalents and short-term investments	1,426,405	580,174
Accounts receivable, net	236,275	163,196
Inventories	247,587	119,184
Other current assets	157,272	90,074

Total current assets	2,067,539	952,628

Property, plant and equipment, net	714,372	572,018
Goodwill	534,473	360,350
Intangible assets, net	58,858	35,495
Other assets	350,707	203,034

Total assets	$3,725,949	$2,123,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,126	$92,206
Accrued compensation and employee benefits	46,192	42,402
Deferred income	38,452	44,917
Income taxes payable	16,242	7,321
Convertible debt	1,025,000	—
Other current liabilities	197,535	88,993

Total current liabilities	1,494,547	275,839

Convertible debt	—	598,996
Deferred income taxes and other tax liabilities	57,915	40,471
Other long-term liabilities	74,655	39,188

Total liabilities	1,627,117	954,494

Commitments and contingencies (Note 19)
Minority interest	378,400	123,472
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 192,332 and 145,071 shares issued; 161,648 and 144,844 shares outstanding at December 30, 2007 and December 31, 2006, respectively	1,923	1,451
Additional paid-in-capital	2,344,866	1,469,159
Accumulated other comprehensive income (loss)	11,632	(1,293)
Accumulated deficit	(31,881)	(421,220)

	2,326,540	1,048,097
Less: shares of common stock held in treasury, at cost; 30,684 and 227 shares at December 30, 2007 and December 31, 2006, respectively	(606,108)	(2,538)

Total stockholders' equity	1,720,432	1,045,559

Total liabilities and stockholders' equity	$3,725,949	$2,123,525

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands, except per-share amounts)
Revenues	$1,596,387	$1,091,553	$886,396
Costs and expenses (credits):
Cost of revenues	1,048,005	631,328	528,657
Research and development	187,803	242,292	225,944
Selling, general and administrative	298,693	186,660	155,640
In-process research and development charges	9,575	—	12,300
Amortization of acquisition-related intangible assets	36,441	15,873	27,709
Impairment of acquisition-related intangible assets	14,068	—	—
Impairment related to synthetic lease	7,006	2,704	1,217
Restructuring charges	583	489	27,426
Gain on divestitures	(17,958)	(14,730)	—

Total costs and expenses, net	1,584,216	1,064,616	978,893

Operating income (loss)	12,171	26,937	(92,497)
Interest income	52,526	31,728	12,393
Interest expense	(10,827)	(9,339)	(8,268)
Gain on sale of SunPower's common stock	373,173	—	—
Other income (expense), net	(28,766)	3,384	(4,845)

Income (loss) before income taxes and minority interest	398,277	52,710	(93,217)
Income tax benefit (provision)	314	(6,859)	1,339
Minority interest, net of tax	(4,291)	(6,369)	(275)

Net income (loss)	$394,300	$39,482	$(92,153)

Net income (loss) per share:
Basic	$2.53	$0.28	$(0.69)
Diluted	$2.30	$0.25	$(0.69)
Shares used in net income (loss) per share calculation:
Basic	155,559	140,809	133,188
Diluted	171,836	179,271	133,188

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Treasury Stock
			Additional Paid-In Capital	Deferred Stock-Based Compensation		Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount					Shares	Amount
	(In thousands)
Balances at January 2, 2005	142,157	$1,421	$1,149,267	$(1,989)	$(2,124)	$(306,312)	13,664	$(179,905)	$660,358
Comprehensive loss:
Net loss	—	—	—	—	—	(92,153)	—	—	(92,153)
Net unrealized gain on available-for-sale investments	—	—	—	—	255	—	—	—	255
Net unrealized gain on derivatives	—	—	—	—	2,633	—	—	—	2,633

Total comprehensive loss	—	—	—	—	—	—	—	—	(89,265)

Issuance of common stock and re-issuance of treasury shares under employee stock plans	—	—	2,299	—	—	(56,893)	(8,134)	120,231	65,637
Issuance of common shares and re-issuance of treasury shares related to acquisitions	287	3	3,000	—	—	(207)	(122)	1,873	4,669
Issuance of stock options related to acquisitions	—	—	3,152	(779)	—	—	—	—	2,373
Gain from SunPower initial public offering	—	—	107,724	—	—	—	—	—	107,724
Stock-based compensation	—	—	3,204	2,377	—	—	—	—	5,581
Premiums received on extension of equity option contracts	—	—	58	—	—	—	—	—	58

Balances at January 1, 2006	142,444	1,424	1,268,704	(391)	764	(455,565)	5,408	(57,801)	757,135
Comprehensive income:
Net income	—	—	—	—	—	39,482	—	—	39,482
Net unrealized gain on available-for-sale investments	—	—	—	—	758	—	—	—	758
Net unrealized loss on derivatives	—	—	—	—	(2,815)	—	—	—	(2,815)

Total comprehensive income	—	—	—	—	—	—	—	—	37,425

Issuance of common shares and re-issuance of treasury shares under employee stock plans	2,572	26	30,466	—	—	(5,137)	(5,181)	55,263	80,618
Redemption of convertible debt	55	1	700	—	—	—	—	—	701
Stock-based compensation	—	—	50,331	—	—	—	—	—	50,331
Reclassification of deferred stock-based compensation	—	—	(391)	391	—	—	—	—	—
Change of interest in SunPower and minority interest adjustments	—	—	118,632	—	—	—	—	—	118,632
Premiums received on extension of equity option contracts	—	—	717	—	—	—	—	—	717

Balances at December 31, 2006	145,071	$1,451	$1,469,159	$—	$(1,293)	$(421,220)	227	$(2,538)	$1,045,559

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Treasury Stock
			Additional Paid-In Capital	Deferred Stock-Based Compensation		Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount					Shares	Amount
	(In thousands)
Balances at December 31, 2006	145,071	$1,451	$1,469,159	$—	$(1,293)	$(421,220)	227	$(2,538)	$1,045,559
Comprehensive income:
Net income	—	—	—	—	—	394,300	—	—	394,300
Net unrealized gain on available-for-sale investments	—	—	—	—	5,232	—	—	—	5,232
Net unrealized loss on derivatives	—	—	—	—	(2,053)	—	—	—	(2,053)
Foreign currency translation adjustments	—	—	—	—	9,746	—	—	—	9,746

Total comprehensive income	—	—	—	—	—	—	—	—	407,225

Issuance of common shares under employee stock plans	14,216	142	218,738	—	—	—	—	—	218,880
Shares withheld for employee taxes related to vested restricted stock and restricted stock units	—	—	—	—	—	—	44	(3,134)	(3,134)
Issuance of SunPower's common shares and stock options related to the PowerLight acquisition	—	—	132,546	—	—	—	—	—	132,546
Redemption of convertible debt	33,045	330	418,931	—	—	—	—	—	419,261
Repurchases of shares under the accelerated share repurchase program	—	—	—	—	—	—	28,862	(571,033)	(571,033)
Purchase of convertible note hedge, net of issuance of warrants	—	—	(16,967)	—	—	—	—	—	(16,967)
Stock-based compensation	—	—	114,723	—	—	—	—	—	114,723
Change of interest in SunPower and minority interest adjustments	—	—	(19,181)	—	—	—	—	—	(19,181)
Adjustments to accumulated deficit upon adoption of FIN 48 and EITF Issue No. 06-2	—	—	—	—	—	(4,961)	—	—	(4,961)
Shares received upon settlement of equity option contract	—	—	25,991	—	—	—	1,442	(25,991)	—
Shares received upon settlement of outstanding employee loans under the stock purchase assistance plan	—	—	—	—	—	—	84	(2,912)	(2,912)
Other	—	—	926	—	—	—	25	(500)	426

Balances at December 30, 2007	192,332	$1,923	$2,344,866	$—	$11,632	$(31,881)	30,684	$(606,108)	$1,720,432

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$394,300	$39,482	$(92,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,268	128,476	145,783
Stock-based compensation	112,604	47,452	5,581
In-process research and development charges	9,575	—	12,300
Impairment of acquisition-related intangible assets	14,068	—	—
Impairment related to synthetic lease	7,006	2,704	1,217
Impairment of investments	1,903	5,325	826
Write-off of notes receivable	—	1,804	—
Write-off of debt issuance costs	19,920	—	—
Loss on sale/retirement of property and equipment, net	225	2,005	1,686
Gain on divestitures	(17,958)	(14,730)	—
Gain on sale of SunPower's common stock	(373,173)	—	—
Gain on investments in equity securities	(929)	(10,027)	—
Gain on deferred compensation plan	(2,124)	—	—
Interest on the stock purchase assistance plan ("SPAP") loans	(976)	(1,153)	(1,892)
Reduction in allowance for uncollectible SPAP loans	(7,479)	—	—
Restructuring charges	583	489	10,482
Deferred income taxes	(3,627)	(815)	(7,312)
Minority interest	4,291	6,369	275
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(28,758)	(11,983)	(43,017)
Inventories	(100,299)	(47,439)	27,534
Other assets	(120,970)	(88,884)	6,919
Accounts payable and other accrued liabilities	77,494	52,672	16,810
Deferred income	(6,465)	15,513	(4,021)

Net cash provided by operating activities	128,479	127,260	81,018

Cash flows from investing activities:
Purchases of available-for-sale investments	(521,431)	(141,257)	(87,654)
Proceeds from sales or maturities of available-for-sale investments	294,078	152,716	157,238
Proceeds from sale of SunPower's common stock	437,250	—	—
Cash paid for other investments	(1,763)	(11,551)	(4,000)
Acquisition of property, plant and equipment	(230,263)	(221,160)	(146,460)
Cash used for acquisitions, net of cash acquired	(98,645)	—	(48,060)
Proceeds from divestitures	78,398	8,000	—
Proceeds from settlement of SPAP loan principal	27,585	14,475	1,748
Proceeds from deferred compensation plan	6,608	—	—
Proceeds from sales of property and equipment	133	1,602	534
Increase of restricted cash	(63,176)	—	—
Issuance of note receivable	—	(10,000)	—

Net cash used in investing activities	(71,226)	(207,175)	(126,654)

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Cash flows from financing activities:
Repayment of borrowings	(3,563)	(6,221)	(11,071)
Redemption of convertible debt	(179,735)	(300)	—
Proceeds from issuance of convertible debt	1,025,000	—	—
Debt issuance costs	(23,832)	—	—
Purchase of convertible note hedge, net of proceeds from issuance of warrants	(16,967)	—	—
Repurchase of shares under the accelerated share repurchase program	(571,033)	—	—
Issuance of common shares and re-issuance of treasury shares under employee stock plans	218,880	80,618	65,637
Proceeds from SunPower's public offerings, net	167,379	197,431	145,599
Proceeds from extension of equity option contracts	—	717	58

Net cash provided by financing activities	616,129	272,245	200,223

Effect of exchange rate changes on cash and cash equivalents	6,739	—	—

Net increase in cash and cash equivalents	680,121	192,330	154,587
Cash and cash equivalents, beginning of year	413,536	221,206	66,619

Cash and cash equivalents, end of year	$1,093,657	$413,536	$221,206

Supplemental disclosures:
Cash paid during the year for:
Interest	$6,349	$9,265	$8,227
Income taxes	$3,673	$2,256	$1,716
Non-cash items:
Issuance of Cypress's common shares from redemption of convertible debt	$419,261	$701	$—
Issuance of SunPower's and Cypress's common shares and stock options in connection with acquisitions	$132,546	$—	$4,669
Purchase of properties under the synthetic lease, using restricted cash collateral	$50,087	$—	$—
Capital stock received from divestitures	$—	$64,937	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Cypress Semiconductor Corporation ("Cypress" or the "Company") designs, develops, manufactures and markets high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Cypress's offerings include the Programmable System-on-Chip™ ("PSoC®") products, universal serial bus ("USB") controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets and other systems. Cypress serves numerous markets including consumer, computation, data communications, automotive and industrial.

        In addition, Cypress is a majority shareholder of SunPower Corporation ("SunPower"), a publicly traded solar products and services company which designs, manufactures and markets high-performance solar electric power technologies.

        The Company's operations outside of the United States include its manufacturing facilities, assembly and test plants and regional headquarters in the Philippines, and sales offices and design centers located in various parts of the world.

Fiscal Years

        The Company's fiscal year ends on the Sunday closest to December 31. Fiscal 2007 ended on December 30, 2007. Fiscal 2006 ended on December 31, 2006. Fiscal 2005 ended on January 1, 2006. All three fiscal years contained 52 weeks.

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

Management Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, percentage-of-completion accounting for SunPower's construction projects, inventory valuation, valuation of goodwill and intangible assets, valuation of investments, valuation of share-based payment awards, allowances for doubtful accounts, warranty reserves, certain other accrued liabilities and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial instruments with similar characteristics. The Company's convertible debt is recorded at the carrying values, not the estimated fair values.

Cash and Cash Equivalents

        Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Investments

        All of the Company's investments in debt securities and minority equity securities in publicly traded companies are classified as available-for-sale securities. Available-for-sale debt securities with maturities greater than twelve months are classified as short term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of tax, as a component of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. The Company also has minority equity investments in privately held companies. These investments are generally carried at cost and are included in "Other assets" in the Consolidated Balance Sheets.

        The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary.

Inventories

        Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. The Company writes down its inventories which have become obsolete or are in excess of anticipated demand or net realizable value based upon assumptions about demand forecasts, product life cycle status, product development plans and current sales levels. Inventory reserves are not relieved until the related inventory has been sold or scrapped.

Long-Lived Assets

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

        The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets" ("SFAS No. 144"). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company's stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment as discussed above.

Revenue Recognition

        The Company generates revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers ("OEMs"), electronic manufacturing service providers ("EMSs") and, in the case of SunPower, system integrators. The Company recognizes revenues on sales to OEMs, EMSs and system integrators upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.

        Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin as deferred income on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers.

        The Company records as a reduction to revenues reserves for sales returns, price protection and allowances, based upon historical experience rates and for any specific known customer amounts. The Company also provides certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. These volume discounts have not been significant historically.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Construction Contracts

        SunPower recognizes revenues from fixed price construction contracts under the American Institute of Certified Public Accounts ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the percentage-of-completion method of accounting. Under this method, revenues arising from fixed price construction contracts are recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

        Incurred costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenues are deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job's engineering design.

        Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by SunPower's management, who determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer's on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

        As of December 30, 2007, the asset "Costs and estimated earnings in excess of billings," which represents revenues recognized in excess of amounts billed, totaled $39.7 million. The liability "Billings in excess of costs and estimated earnings," which represents billings in excess of revenues recognized, totaled $69.9 million. Ending balances in "Costs and estimated earnings in excess of billings" and "Billings in excess of costs and estimated earnings" are highly dependent on contractual billing schedules which are not necessarily related to the timing of revenue recognition. The following tables present additional information as of December 30, 2007:

(In thousands)
Costs and estimated earnings in excess of billings on contracts in progress	$39,136
Less: billings in excess of costs and estimated earnings on contracts in progress	69,900

Net	$(30,764)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(In thousands)
Costs incurred to date on contracts in progress	$481,340
Estimated earnings to date	145,643

Contract revenue earned to date	626,983
Less: billings to date, including earned incentive rebates	(657,747)

Net	$(30,764)

        Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of December 30, 2007, deferred project costs totaled $8.3 million.

Shipping and Handling Costs

        The Company records costs related to shipping and handling in cost of revenues.

Advertising Costs

        Advertising costs consist of development and placement costs of the Company's advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $10.1 million, $6.8 million and $6.3 million for fiscal 2007, 2006 and 2005, respectively.

Foreign Currency Transactions

        The Company uses the United States dollar predominately as the functional currency for its foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The resulting gains (losses) from foreign currency remeasurement are included in "Other income (expense), net" in the Consolidated Statements of Operations.

        Certain foreign subsidiaries of SunPower designate the local currencies as their functional currencies. Assets and liabilities of these entities are translated to the United States dollar at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, debt investments and trade accounts receivable. The Company's investment policy requires cash investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company performs ongoing credit evaluations of its customers' financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. One customer of SunPower accounted for approximately 12% of consolidated accounts receivable as of December 30, 2007. Two customers of SunPower each accounted for approximately 10% of consolidated accounts receivable as of December 31, 2006.

Income Taxes

        The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized.

        The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated results of operations and financial condition.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the potential impact of the pronouncement on its consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company will adopt SFAS No. 157 as it relates to financial assets and liabilities in the first quarter of fiscal 2008 and is currently evaluating the potential impact of the pronouncement on its consolidated financial condition and results of operations.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company adopted this standard in the first quarter of fiscal 2007 (see Note 18).

NOTE 2. SUNPOWER

Cypress' Ownership Interest in SunPower

        The following table summarizes Cypress's ownership interest in SunPower:

	As of
	December 30, 2007	December 31, 2006	January 1, 2006
Number of shares of SunPower's class B common stock owned by Cypress	44.5 million	52.0 million	52.0 million
As a percentage of SunPower's total outstanding capital stock	56%	75%	85%
As a percentage of SunPower's total outstanding capital stock on a fully diluted basis	51%	70%	77%
As a percentage of the total voting power of SunPower's outstanding capital stock	90%	96%	98%

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUNPOWER (Continued)

        In May 2007, Cypress sold 7.5 million shares of SunPower's class A common stock (which were converted from class B common stock) on the open market. As a result of the transaction, Cypress received net proceeds of $437.3 million and recorded a gain of $373.2 million in the Consolidated Statement of Operations.

        Based on the quoted market prices, the fair value of Cypress's ownership interest in SunPower was approximately $5.8 billion, $1.9 billion and $1.8 billion at December 30, 2007, December 31, 2006 and January 1, 2006, respectively. As the Company's financial statements are presented on a consolidated basis, the fair value of Cypress's ownership interest in SunPower is not recorded as an asset in the Consolidated Balance Sheets.

        As of December 30, 2007, there were no outstanding lock-up agreements between Cypress, SunPower or any third parties under which Cypress agreed not to sell any of its SunPower's class B common shares.

        Cypress currently does not have any plans to distribute to its stockholders shares of SunPower's class B common stock, although Cypress may elect to do so in the future. Cypress is continuing to explore ways in which to allow its stockholders to fully realize the value of its investment in SunPower. There can be no assurance that Cypress will commence or conclude a transaction, or take any other actions.

SunPower's Capital Stock

        Currently, SunPower has two classes of authorized common stock: class A common stock and class B common stock. Only Cypress, its successors in interest and its subsidiaries may hold shares of SunPower's class B common stock unless Cypress distributes the shares to its stockholders in a tax-free distribution.

Voting Rights:

        Shares of class A common stock and class B common stock have substantially similar rights except that shares of class A common stock are entitled to one vote per share while shares of class B common stock are entitled to eight votes per share, on all matters to be voted on by SunPower's stockholders. Holders of shares of SunPower's capital stock are not entitled to cumulate their votes in the election of directors to SunPower's board of directors. Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast at a meeting by all shares of class A common stock and class B common stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any preferred stock. Except as otherwise provided by law, and subject to any voting rights granted to any outstanding preferred stock, amendments to SunPower's restated certificate of incorporation generally must be approved by at least a majority of the combined voting power of all SunPower's class A common stock and class B common stock, voting together as a single class. However, shares of class A common stock are not eligible to vote on any alteration or change in the powers, preferences, or special rights of the class B common stock that would not adversely affect the rights of the class A common stock.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUNPOWER (Continued)

Conversion Rights:

        Cypress, its successors in interest or its subsidiaries may convert their shares of SunPower's class B common stock into shares of SunPower's class A common stock on a one-for-one basis at any time. Prior to a tax-free distribution by Cypress of its shares of SunPower's class B common stock to its stockholders, the class B common shares will automatically convert into shares of class A common stock if such shares are transferred to a person other than Cypress, its successors in interest or its subsidiaries. In most circumstances in the event that Cypress owns less than 40% of the shares of all classes of SunPower's common stock then outstanding, each outstanding share of class B common stock will automatically convert into one share of class A common stock.

Dividend Rights:

        Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of SunPower's class A common stock and class B common stock are entitled to receive dividends out of assets legally available at the times and in the amounts that SunPower's board of directors may determine from time to time.

No Preemptive or Redemption Rights:

        SunPower's class A common stock and class B common stock are not entitled to preemptive rights and are not subject to redemption or sinking fund provisions.

Right to Receive Liquidation Distributions:

        Upon SunPower's liquidation, dissolution or winding-up, the holders of SunPower's class A common stock and class B common stock are entitled to share equally in all of SunPower's assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.

Registration Rights:

        SunPower is a party to an investor rights agreement with Cypress providing for specified registration and other rights relating to shares of its common stock. In connection with the completion of the acquisition of PowerLight, SunPower filed with the Securities and Exchange Commission, and agreed to keep effective for a period of up to three years from the effectiveness thereof, a registration statement covering the resale of the shares of SunPower's class A common stock issued to the former shareholders of PowerLight in that transaction. SunPower has not entered into, and does not expect to enter into, any other agreements, with any of its other stockholders obligating or requiring SunPower to register shares of its class A common stock.

SunPower's Issuance of Common Shares

Fiscal 2007:

        In July 2007, SunPower completed a follow-on public offering of 2.7 million shares of its class A common stock at a price of $64.50 per share and received net proceeds of approximately $167.4 million. In January 2007, SunPower issued 4.1 million shares of its class A common stock in connection with the acquisition of PowerLight. In connection with these change of interest transactions,

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUNPOWER (Continued)

Cypress recognized total gains of approximately $209.1 million in fiscal 2007 and included the gains in "Additional paid-in capital" in the Consolidated Balance Sheet.

Fiscal 2006:

        In June 2006, SunPower completed a follow-on public offering of 7.0 million shares of its class A common stock at a per-share price of $29.50 and received net proceeds of approximately $197.4 million. Cypress recognized a gain of $126.4 million in connection with this change of interest transaction and included the gain in "Additional paid-in capital" in the Consolidated Balance Sheet.

Fiscal 2005:

        At the end of the third quarter of fiscal 2005, Cypress had a 100% ownership of all of SunPower's then outstanding shares of capital stock. During the fourth quarter of fiscal 2005, SunPower completed the initial public offering ("IPO") of 8.8 million shares of its class A common stock, resulting in net proceeds of $145.6 million. In connection with the IPO, Cypress recorded a gain of approximately $107.7 million and included it in "Additional paid-in-capital" in the Consolidated Balance Sheet. Upon the completion of the IPO, Cypress owned a total of 52.0 million shares of class B common stock.

Agreements between Cypress and SunPower

Lease Agreement:

        SunPower has entered into an agreement with Cypress relating to SunPower's manufacturing facility in the Philippines. The lease term runs through July 2021. Under the lease, SunPower will pay Cypress at a rate equal to the cost to Cypress for that facility until the earlier of November 2015 or a change in control of SunPower occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of SunPower's common stock then outstanding. Thereafter, SunPower will pay market rate rent for the facility. SunPower will have the right to purchase the facility from Cypress at any time at Cypress' original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to SunPower, unless such purchase option is exercised after a change of control of SunPower, in which case the purchase price shall be at a market rate, as reasonably determined by Cypress. The lease agreement also contains certain indemnification and exculpation provisions by SunPower for the benefit of Cypress as lessor.

        In addition, SunPower has entered into a lease agreement for its San Jose, California, headquarters, which is located in a building owned by Cypress, for $6.0 million over the five-year term of the lease. The lease agreement was subsequently amended, which increased the rentable square footage and the total lease obligations to $6.9 million over the five-year term of the lease. In the event Cypress decides to sell the building, SunPower has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area.

Employee Matters Agreement:

        SunPower has entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former United States and international employees and its employees' participation in the employee benefits plans that Cypress sponsors and maintains.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUNPOWER (Continued)

        SunPower's eligible employees generally remain able to participate in Cypress's benefit plans, as they may change from time to time. SunPower is responsible for all liabilities incurred with respect to the Cypress plans by SunPower as a participating company in such plans. SunPower intends to have its own benefit plans established by the time its employees no longer are eligible to participate in Cypress's benefit plans. Once SunPower has established its own benefit plans, SunPower will have the ability to modify or terminate each plan in accordance with the terms of those plans and SunPower's policies. It is SunPower's intent that employees not receive duplicate benefits as a result of participation in its benefit plans and the corresponding Cypress benefit plans.

        All of SunPower's eligible employees are able to continue to participate in Cypress's health plans, life insurance and other benefit plans as they may change from time to time, until the earliest of: (1) a change of control of SunPower occurs, (2) such time as SunPower's status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that SunPower's status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as SunPower and Cypress mutually agree.

Indemnification and Insurance Matters Agreement:

        SunPower will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions existing on, under, about or in the vicinity of any of SunPower's facilities, or arising out of operations occurring at any of SunPower's facilities, including the California facilities, whether prior to or after the IPO; existing on, under, about or in the vicinity of the Philippines facility which SunPower occupies, or arising out of operations occurring at such facility, whether prior to or after the IPO, to the extent that those liabilities were caused by SunPower; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of SunPower's operations or SunPower's California and Philippines facilities prior to the IPO; and arising out of the construction activity conducted by or on behalf of SunPower at Cypress's Texas manufacturing facility.

        The indemnification and insurance matters agreement also contain provisions governing SunPower's insurance coverage, which are under the Cypress insurance policies (other than SunPower's directors and officers insurance, for which SunPower has its own separate policy) until the earliest of (1) a change of control of SunPower, (2) the date on which Cypress's insurance carriers do not permit SunPower to remain on Cypress policies, (3) the date on which Cypress's cost of insurance under any particular insurance policy increases, directly or indirectly, due to SunPower's inclusion or participation in such policy, (4) the date on which SunPower's coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress, or (5) the date on which Cypress and SunPower mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on SunPower's behalf, and SunPower shall reimburse Cypress for expenses related to insurance coverage during this period. SunPower will work with Cypress to secure additional insurance if desired and cost effective.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUNPOWER (Continued)

Tax Sharing Agreement:

        SunPower has entered into a tax sharing agreement with Cypress providing for each of the party's obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (while being a member of Cypress's consolidated or combined group pursuant to federal, state, local and foreign tax law). SunPower's portion of such tax liability or benefit will be determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

        After the date SunPower ceases to be a member of Cypress's consolidated group for federal income tax purposes and most state income tax purposes, as and to the extent that SunPower becomes entitled to utilize its separate tax returns portions of those credit or loss carryforwards existing as of such date, SunPower will distribute to Cypress the tax effect, estimated to be 40% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. SunPower will distribute these amounts to Cypress in cash or common shares, at SunPower's option.

        Upon completion of its follow-on public offering of common stock in June 2006, SunPower is no longer considered to be a member of Cypress's consolidated group for federal income tax purposes. Accordingly, SunPower is subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in its federal tax returns in subsequent periods, as explained in the preceding paragraph.

        SunPower will continue to be jointly and severally liable for any tax liability as governed under federal, state and local law during all periods in which it was deemed to be a member of Cypress's consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which SunPower is included in Cypress's consolidated group, SunPower could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group.

        If Cypress were to distribute SunPower's class B common stock to Cypress's stockholders in a transaction that would qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the "IRC"), Cypress would obtain an opinion of counsel and/or a ruling from the Internal Revenue Service ("IRS") to the effect that such distribution qualifies under Section 355 of the IRC. Despite such an opinion or ruling, however, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the IRC if 50% or more of SunPower's voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of SunPower's common stock. The tax sharing agreement includes SunPower's obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of SunPower's common stock after the distribution, other than liability attributable to certain dispositions of SunPower's common stock by Cypress, that cause Cypress's distribution of SunPower's common stock to its stockholders to be taxable to Cypress under Section 355(e) of the IRC.

        The tax sharing agreement further provides for cooperation with respect to tax matters, the exchange of information and the retention of records which may affect the income tax liability of either

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUNPOWER (Continued)

party. Disputes arising between Cypress and SunPower relating to matters covered by the tax sharing agreement are subject to resolution through specific dispute resolution provisions contained in the agreement.

Other agreements:

        SunPower has also entered into a wafer manufacturing agreement and a master transition service agreement with Cypress. Both agreements have not historically been material to Cypress's business, financial condition or results of operations.

NOTE 3. BUSINESS COMBINATIONS

PowerLight Corporation ("PowerLight")

        In January 2007, SunPower completed the acquisition of PowerLight, a privately held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. The fair value of the assets acquired and liabilities assumed was recorded in the Company's consolidated balance sheet as of January 10, 2007, the closing date of the transaction, and the results of operations of PowerLight were included in the Company's consolidated results of operations subsequent to January 10, 2007. PowerLight, which has subsequently been renamed to SunPower Corporation, Systems ("SP Systems"), is a part of the Company's SunPower segment.

        Pursuant to the terms of the acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by SunPower in exchange for aggregate consideration of: (1) approximately $120.7 million in cash, plus (2) a total of 5.7 million shares of SunPower's class A common stock, inclusive of: (a) 1.6 million shares of SunPower's class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) 1.1 million shares of SunPower's class A common stock issued to employees of PowerLight which, along with 0.5 million of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by SunPower, both of which lapse over a two-year period following the acquisition under the terms of certain equity restriction agreements. In addition, under the terms of the agreement, SunPower issued an additional 0.2 million shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over four years following the acquisition.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

        The following table summarizes the total purchase consideration and future stock-based compensation:

(In thousands)	Shares	Fair Value
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that were fully vested	618	21,280
Direct transaction costs	—	2,958
Future stock-based compensation:
Shares subject to re-vesting restrictions	1,146	43,046
Stock options assumed that were unvested	984	35,126

Total	5,709	$334,370

        The fair value of SunPower's class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes valuation model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

        Of the consideration issued for the acquisition, approximately $23.7 million in cash and 0.7 million shares, with a total aggregate value of $118.1 million as of December 30, 2007, are being held in escrow as security for the indemnification obligations of certain former PowerLight shareholders and will be released over a period of five years ending January 10, 2012.

        The allocation of the purchase consideration and future stock-based compensation was as follows:

(In thousands)
Net tangible assets	$13,925
Acquired identifiable intangible assets:
Purchased technology and patents	29,448
Tradename	15,535
Customer relationships	22,730
Backlog	11,787
In-process research and development	9,575
Future stock-based compensation	78,172
Deferred tax liability	(21,964)
Goodwill	175,162

Total	$334,370

        Subsequent to the date of acquisition, SunPower recorded adjustments to increase the goodwill balance by approximately $6.6 million. See "Goodwill" below for further discussion.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

        Net tangible assets acquired consisted of the following:

(In thousands)
Cash and cash equivalents	$22,049
Restricted cash	4,711
Accounts receivable, net	40,080
Inventories	28,146
Costs and estimated earnings in excess of billings	9,136
Deferred project costs	24,932
Other assets	23,740

Total assets acquired	152,794

Accounts payable	(60,707)
Billings in excess of costs and estimated earnings	(35,887)
Other accrued expenses and liabilities	(42,275)

Total liabilities assumed	(138,869)

Net tangible assets acquired	$13,925

Acquired Identifiable Intangible Assets:

        The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Royalty Rate Used	Estimated Useful Lives
Purchased technology and patents	Relief from royalty method	25%	3%	Four years
Tradename	Relief from royalty method	25%	1%	Five years
Customer relationships	Income approach	22%	—	Six years
Backlog	Income approach	20%	—	One year

        The determination of the fair value and useful life of the tradename was based on SunPower's strategy of continuing to market its systems products and services under the PowerLight brand. In June 2007, SunPower formally changed its branding strategy and consolidated all of its product and service offerings under the SunPower brand name and eliminated the use of the PowerLight tradename. PowerLight's name was changed to SP Systems to capitalize on SunPower's name recognition. Based on the change in branding strategy, SunPower determined that the PowerLight tradename was impaired during fiscal 2007 and wrote off the remaining net book value of $14.1 million related to the intangible asset.

In-Process Research and Development:

        SunPower identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects consisted of two components: design automation tool and tracking systems. In assessing the projects, SunPower considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, and the projects' stage of development.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

SunPower allocated $9.6 million of the purchase price to the in-process research and development projects and wrote off the amount in fiscal 2007.

        The value of in-process research and development was determined using the income approach method with a 40% discount rate, which was derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes the status of each project:

Projects	Stage of Completion	Total Costs Incurred	Total Remaining Costs
Design automation tool:
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$2.4 million
As of December 30, 2007	35%	$0.9 million	$1.7 million
Tracking systems:
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$0.6 million
As of December 30, 2007	100%	$0.8 million	$—

        As of December 30, 2007, SunPower has incurred total costs of approximately $0.9 million related to the design automation tool project, of which $0.7 million was incurred after the acquisition. SunPower estimates that an additional investment of $1.7 million will be required to complete the project. SunPower expects to complete the design automation tool project by June 2009, approximately one and a half years earlier than the original estimate.

        SunPower completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition. Both the actual completion date and the total project costs were in line with the original estimates.

Goodwill:

        The acquisition enables SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that accelerate reductions in solar system costs to compete with retail electric rates without incentives, and simplify and improve customer experience. These factors primarily contributed to a purchase price that resulted in goodwill. Goodwill that resulted from the acquisition is not deductible for tax purposes.

        Approximately $175.2 million had been allocated to goodwill at the date of acquisition. During fiscal 2007, SunPower recorded adjustments of $6.6 million to increase goodwill acquired in connection with the acquisition. These adjustments included (1) a change in the estimated receivable for an existing project as of the acquisition date which was subsequently determined to be unearned and thus, the receivable will not be paid, (2) an additional loss provision on a construction project that was contracted as of the acquisition date and which has subsequently been determined to have a larger loss than originally estimated, and (3) adjustments to the value of certain acquired assets and liabilities.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

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

Cypress MicroSystems ("CMS")

        In October 2005, the Company acquired all of the outstanding minority interest of CMS, a majority-owned subsidiary of the Company. CMS, which was renamed to PSoC after the acquisition, develops and markets PSoC products for consumer, industrial, office automation, telecommunication and automotive applications. The historical results of operations of CMS had been included in the Company's consolidated results of operations for all periods presented. PSoC is a part of the Company's Consumer and Computation Division.

        Immediately prior to the acquisition, the Company owned approximately 93% of CMS's outstanding capital stock on a fully diluted basis. Pursuant to the terms of the merger agreement, each outstanding vested share of CMS's capital stock and each outstanding vested option to purchase CMS's common stock were converted into $0.65 in cash per share. The Company recorded purchase consideration, including direct transaction costs of $0.1 million, of $8.4 million in exchange for vested mature shares of CMS. In addition, the Company recorded compensation expense of approximately $1.0 million in connection with the cash settlement of vested options and immature shares.

        In addition, unvested shares and options were exchanged for a right to receive $0.65 in cash per share in the future for a total consideration of $3.1 million, which is being amortized ratably on a straight-line basis over the employment service period. To date, the Company recorded total compensation charges of $2.4 million.

        The allocation of the purchase consideration was as follows:

(In thousands)
Acquired identifiable intangible assets:
Purchased technology	$3,094
Customer relationships	796
Backlog	326
Goodwill	4,224

Total	$8,440

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

Acquired Identified Intangible Assets:

        The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Purchased technology	Income approach	18%	Two to four years
Customer relationships	Income approach	21%	Four years
Backlog	Cost approach	16%	One year

In-Process Research and Development:

        The Company determined that CMS had no projects that qualified as in-process research and development projects as of the acquisition date.

Goodwill:

        CMS develops and markets PSoC devices for consumer electronics, handsets, networking equipment, industrial and automotive systems. The acquisition enabled the Company to continue to diversify its product offerings, build PSoC into a supplier of high-performance and cost-effective configurable mixed-signal arrays and expand PSoC's market share. These factors primarily contributed to a purchase price which resulted in goodwill. Goodwill from the acquisition is not deductible for tax purposes.

SMaL Camera Technologies, Inc. ("SMaL")

        In February 2005, the Company completed the acquisition of SMaL, a company specializing in the digital imaging solutions for a variety of business and consumer applications. The fair value of assets acquired and liabilities assumed was recorded in the Company's consolidated balance sheet as of February 14, 2005 and the results of operations of SMaL were included in the Company's consolidated results of operations subsequent to February 14, 2005. SMaL is a part of the Company's Memory and Imaging Division.

        The Company acquired 100% of the outstanding capital stock of SMaL in exchange for $42.5 million in cash. In addition, the Company assumed SMaL's outstanding stock options and, in exchange, issued Cypress's stock options with a fair value of $3.2 million. The fair value was determined using the Black-Scholes model with the following assumptions: volatility of 75%, expected life of 1 to 3.75 years, and risk-free interest rate of 3.14%.

        The following table summarizes the total purchase consideration:

(In thousands)
Cash	$42,500
Fair value of stock options, net of intrinsic value of unvested portion	2,373
Direct transaction costs	245

Total	$45,118

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

        The allocation of the purchase consideration was as follows:

(In thousands)
Net tangible assets	$3,592
Acquired identifiable intangible assets:
Patents	5,200
Purchased technology	1,400
Customer contracts	800
Non-compete agreement	700
Tradenames and backlog	300
In-process research and development	12,300
Goodwill	20,826

Total	$45,118

        Net tangible assets acquired consisted of the following:

(In thousands)
Cash and cash equivalents	$2,894
Accounts receivable, net	1,210
Inventories	1,398
Other	714

Total assets acquired	6,216

Accounts payable	(982)
Other accrued expenses and liabilities	(1,642)

Total liabilities assumed	(2,624)

Net tangible assets acquired	$3,592

        In addition to the purchase consideration, the terms of the acquisition included contingent consideration of up to approximately $22.5 million in cash through fiscal 2006. Of this amount, $1.7 million was based on employment and the achievement of certain individual performance milestones and $20.8 million was based on the achievement of certain sales milestones and employment. As of December 31, 2006, all of the $20.8 million contingent compensation based on the achievement of sales milestones and employment had been forfeited as the sales targets were not met. In addition, contingent compensation of $0.4 million based on employment and the achievement of certain individual performance milestones was forfeited.

        The Company recorded total charges of $1.3 million based on employment and the achievement of individual performance milestones. Of this amount, $0.7 million was recorded in fiscal 2006 and $0.6 million was recorded in fiscal 2005. As of December 31, 2006, the Company had fulfilled its obligations related to SMaL's contingent consideration.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

Acquired Identifiable Intangible Assets:

        The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Royalty Rate Used	Estimated Useful Lives
Patents	Relief from royalty method	38%	5%	Six years
Purchased technology	Income approach	25%-30%	—	Four years
Customer contracts	Cost approach	28%	—	Six years
Non-compete agreements	Income approach	30%	—	Two years

In-Process Research and Development:

        The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects included the development of first generation automotive cameras and mobile phone sensors. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and the projects' stage of development. The Company allocated $12.3 million of the purchase price to the in-process research and development projects and wrote off the amount in the first quarter of fiscal 2005.

        The value of in-process research and development was determined using the income approach method with discount rates ranging from 35% to 45%, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information related to each project:

Projects	Stage of Completion	Total Costs Incurred	Total Remaining Costs
First generation automotive cameras:
As of February 15, 2005 (acquisition date)	58%	$4.2 million	$3.1 million
As of December 31, 2006	100%	$7.3 million	$—
Mobile phone sensors:
As of February 15, 2005 (acquisition date)	29%	$2.4 million	$6.0 million
As of December 31, 2006	100%	$8.4 million	$—

        The Company completed both projects in March 2006 and incurred total project costs of $15.7 million, of which $9.1 million was incurred after the acquisition. Both the actual completion date and the total project costs were in line with the original estimates.

Goodwill:

        The acquisition accelerated the Company's entry into the high-volume complimentary metal oxide semiconductor image sensor business and complemented the Company's existing new mobile phone

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. BUSINESS COMBINATIONS (Continued)

products in the Memory and Imaging Division. These factors primarily contributed to a purchase price which resulted in goodwill. Goodwill from the acquisition is not deductible for tax purposes.

Pro Forma Financial Information (Unaudited)

        The following unaudited pro forma financial information presents the combined results of operations of the Company and PowerLight as if the acquisitions had occurred as of the beginning of fiscal 2007 and 2006:

	Year Ended
	December 30, 2007	December 31, 2006
	(In thousands, except per-share amounts)
Revenues	$1,598,701	$1,297,158
Net income (loss)	$392,824	$(24,166)
Basic net income (loss) per share	$2.53	$(0.17)
Diluted net income (loss) per share	$2.29	$(0.17)

        The unaudited pro forma financial information should not be taken as representative of the Company's future consolidated results of operations or financial condition.

NOTE 4. DIVESTITURES

        As part of the Company's efforts to transform the organization from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions, the Company has implemented several initiatives that included the divestitures of product families and businesses that did not align with the Company's long-term business plan. The following table summarizes the divestitures completed in fiscal 2007:

Product Families / Businesses	Reportable Segments	Buyers	Total Consideration
A portion of the image sensors product families	Memory and Imaging Division	Sensata Technologies	$11.0 million in cash
Silicon Valley Technology Center ("SVTC")	Other	Semiconductor Technology Services	$53.0 million in cash
A portion of the network search engine ("NSE") product families	Data Communications Division	NetLogic Microsystems	$14.4 million in cash

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. DIVESTITURES (Continued)

        In connection with the divestitures, the Company recorded total gains of $18.0 million. The following table summarizes the components of the gains:

	Image Sensors	SVTC	NSE	Total
	(In thousands)
Cash proceeds	$11,000	$52,950	$14,448	$78,398
Assets sold:
Accounts receivable	—	(3,927)	—	(3,927)
Inventories	(1,438)	—	(2,375)	(3,813)
Property, plant and equipment	—	(37,823)	—	(37,823)
Intangible assets	(4,581)	—	—	(4,581)
Other	(515)	—	—	(515)
Allocated goodwill	(2,306)	—	(4,872)	(7,178)
Employee-related costs	(1,093)	—	—	(1,093)
Transaction and other costs	(845)	(640)	(25)	(1,510)

Gain on divestitures	$222	$10,560	$7,176	$17,958

        In accordance with SFAS No. 142, the Company included a portion of goodwill in the carrying amount of the image sensor and NSE product families in determining the gain on disposal. The amount was based on the relative fair values of the product families that were disposed of and the remaining portion of the reporting units that are retained by the Company. SVTC was part of a reporting unit that does not have any goodwill balance.

        In connection with the divestiture of the image sensor product families, approximately 25 employees were transferred to Sensata Technologies. In connection with the divestiture of SVTC, approximately 85 employees were transferred to Semiconductor Technology Services. No employees were transferred or terminated in connection with the divestiture of the NSE product families.

        The following table summarizes the divestitures completed in fiscal 2006:

Product Families	Reportable Segments	Buyers	Total Consideration
Personal computer ("PC") clock product families	Consumer and Computation Division	Spectra Linear	$14.4 million in cash and stock
A portion of the NSE product families	Data Communications Division	NetLogic Microsystems	$58.5 million in stock

        In connection with the divestiture of the PC clock product families, Spectra Linear paid the Company $8.0 million in cash and issued to the Company 7.4 million shares of its series B preferred stock, which were equal to approximately 15% of Spectra Linear's fully diluted shares at the closing date of the transaction. The preferred stock was valued at $6.4 million, based on the latest round of financing completed by Spectra Linear in fiscal 2006.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. DIVESTITURES (Continued)

        In connection with the divestiture of the NSE product families, NetLogic Microsystems issued to the Company approximately 1.7 million shares of its common stock. The common stock was valued at $58.5 million, which was determined based on the stock price of NetLogic Microsystems on the closing date of the transaction.

        In connection with the divestitures, the Company recorded total gains of $14.7 million. The following table summarizes the components of the gains:

	PC Clock	NSE	Total
	(In thousands)
Cash proceeds	$8,000	$—	$8,000
Value of capital stock received	6,406	58,531	64,937
Assets sold:
Inventories	(1,664)	(2,716)	(4,380)
Intangible assets	—	(1,037)	(1,037)
Other	(422)	(268)	(690)
Allocated goodwill	(2,840)	(44,070)	(46,910)
Employee-related costs	(233)	(2,799)	(3,032)
Transaction and other costs	(515)	(1,643)	(2,518)

Gain on divestitures	$8,732	$5,998	$14,730

        In accordance with SFAS No. 142, the Company included a portion of goodwill in the carrying amount of the PC clock and NSE product families in determining the gain on disposal. The amount was based on the relative fair values of the product families that were disposed of and the remaining portion of the reporting units that are retained by the Company.

        In connection with the divestiture of the NSE product families, approximately 54 employees were either terminated by the Company or transferred to NetLogic Microsystems. In connection with the divestiture of the PC clock product families, approximately ten employees were either terminated or transferred to Spectra Linear.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        In accordance with SFAS No. 142, the Company performed its annual goodwill impairment assessment in the fourth quarters of fiscal 2007, 2006 and 2005 and determined that no impairment existed.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the carrying amount of goodwill under the reportable business segments:

	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Total
	(In thousands)
Balance at January 1, 2006	$132,580	$187,878	$83,919	$2,883	$407,260
Adjustments	(2,840)	(44,070)	—	—	(46,910)

Balance at December 31, 2006	129,740	143,808	83,919	2,883	360,350
Adjustments	—	(5,372)	(2,306)	181,801	174,123

Balance at December 30, 2007	$129,740	$138,436	$81,613	$184,684	$534,473

        For fiscal 2007, goodwill adjustments included the following:

  •
  an addition of $181.7 million related to the acquisition of PowerLight by SunPower (see Note 3);

  •
  write-offs of $7.2 million related to two divestitures (see Note 4); and

  •
  a reduction of $0.5 million as a result of the escrow closing related to a previous acquisition.

        For fiscal 2006, goodwill adjustments included write-offs of $46.9 million related to two divestitures (see Note 4).

Intangible Assets

        The following tables present details of the Company's total intangible assets:

As of December 30, 2007	Gross	Accumulated Amortization	Net
	(In thousands)
Purchase technology	$241,947	$(209,107)	$32,840
Patents, tradenames, customer relationships and backlog	58,851	(35,128)	23,723
Other	6,066	(5,263)	803

Total acquisition-related intangible assets	306,864	(249,498)	57,366
Non-acquisition related intangible assets	4,011	(2,519)	1,492

Total intangible assets	$310,875	$(252,017)	$58,858

As of December 31, 2006	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$216,699	$(197,908)	$18,791
Patents, tradenames, customer relationships and backlog	30,534	(17,490)	13,044
Other	6,766	(5,650)	1,116

Total acquisition-related intangible assets	253,999	(221,048)	32,951
Non-acquisition related intangible assets	3,771	(1,227)	2,544

Total intangible assets	$257,770	$(222,275)	$35,495

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        As of December 30, 2007, the estimated future amortization expense of intangible assets was as follows:

	Cypress	SunPower	Consolidated
	(In thousands)
2008	$5,527	$15,076	$20,603
2009	859	14,740	15,599
2010	350	13,228	13,578
2011	315	4,008	4,323
2012 and thereafter	861	3,894	4,755

Total future amortization expense	$7,912	$50,946	$58,858

NOTE 6. INVESTMENTS

Available-For-Sale Securities

        The following tables summarize the Company's available-for-sale securities:

As of December 30, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$75,766	$1	$(1)	$75,766
Money market funds	868,319	—	—	868,319

Total cash equivalents	944,085	1	(1)	944,085

Short-term investments:
Commercial paper	124,133	17	(1)	124,149
Federal agency notes	48,874	233	—	49,107
Corporate notes/bonds	114,824	234	(120)	114,938
Auction rate securities	27,520	—	—	27,520
Asset-backed securities	10,527	113	—	10,640
Marketable equity securities	1,053	5,341	—	6,394

Total short-term investments	326,931	5,938	(121)	332,748

Long-term investments:
Auction rate securities	67,797	3	—	67,800
Commercial paper	1,065	—	—	1,065
Marketable equity securities	3,142	100	(411)	2,831

Total long-term investments	72,004	103	(411)	71,696

Total available-for-sale securities	$1,343,020	$6,042	$(533)	$1,348,529

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INVESTMENTS (Continued)

As of December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$224,042	$3	$(63)	$223,982
Money market funds	171,429	—	—	171,429

Total cash equivalents	395,471	3	(63)	395,411

Short-term investments:
Commercial paper	45,466	—	(13)	45,453
Federal agency notes	39,837	27	(120)	39,744
Corporate notes/bonds	51,698	37	(137)	51,598
Auction rate securities	24,666	—	—	24,666
Asset-backed securities	1,573	18	—	1,591
Marketable equity securities	3,586	—	—	3,586

Total short-term investments	166,826	82	(270)	166,638

Long-term marketable equity securities	3,744	1,180	(471)	4,453

Total available-for-sale securities	$566,041	$1,265	$(804)	$566,502

        Auction rate securities are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

        As of December 30, 2007, the carrying value of the Company's auction rate securities totaled $95.3 million, of which $27.5 million was classified as short-term investments and $67.8 million was classified as long-term investments. The auction rate securities held by the Company are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

        Most of these auction rate securities were scheduled to reset subsequent to December 30, 2007. As of February 28, 2008, $44.9 million of the Company's auction rate securities have failed auctions, and the Company expects that the remaining auction rate securities will fail, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event the Company needs to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, the Company has classified $67.8 million of the auction rate securities as long-term investments as of December 30, 2007. This amount represents the balance of the auction rate securities as of December 30, 2007 that had not been sold by the Company subsequent to the end of fiscal 2007.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INVESTMENTS (Continued)

        The Company determined that no other-than-temporary impairment losses related to the auction rate securities existed as of December 30, 2007 as all holdings had successful auctions. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record an other-than-temporary impairment charge.

        The following tables summarize the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than Twelve Months		Greater Than Twelve Months		Total
As of December 30, 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Commercial paper	$29,983	$(2)	$—	$—	$29,983	$(2)
Corporate notes/bonds	51,288	(120)	—	—	51,288	(120)
Marketable equity securities	1,544	(411)	—	—	1,544	(411)

Total	$82,815	$(533)	$—	$—	$82,815	$(533)

	Less Than Twelve Months		Greater Than Twelve Months		Total
As of December 31, 2006	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Commercial paper	$268,338	$(76)	$—	$—	$268,338	$(76)
Federal agency notes	15,700	(52)	8,769	(68)	24,469	(120)
Corporate notes/bonds	22,635	(39)	16,851	(98)	39,486	(137)
Marketable equity securities	1,318	(471)	—	—	1,318	(471)

Total	$307,991	$(638)	$25,620	$(166)	$333,611	$(804)

        Currently, the available-for-sale debt investments that the Company holds are all high investment grade. The unrealized losses on the Company's investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 30, 2007.

        For individual marketable equity securities with unrealized losses, the Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INVESTMENTS (Continued)

        As of December 30, 2007, contractual maturities of the Company's available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$1,189,338	$1,189,476
Maturing in one to three years	42,676	42,900
Maturing in more than three years	106,811	106,928

Total	$1,338,825	$1,339,304

        Realized losses from sales of non-equity investments were $0.3 million in fiscal 2005. There were no realized gains or losses from sales of non-equity investments in fiscal 2007 and 2006. Realized gains from sales of equity investments were $0.9 million and $10.0 million in fiscal 2007 and 2006, respectively. The Company did not sell any equity investments in fiscal 2005 (see "Investments in Equity Securities" below).

        Proceeds from sales and maturities of investments were $294.1 million, $152.7 million and $157.2 million in fiscal 2007, 2006 and 2005, respectively.

Investments in Equity Securities

        The following table summarizes the Company's investments in equity securities recorded in the Consolidated Balance Sheets:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Short-term:
Available-for-sale equity securities	$6,394	$3,586
Long-term:
Available-for-sale equity securities	2,831	4,453
Non-marketable equity securities	12,138	14,968

Total long-term investments	14,969	19,421

Total equity investments	$21,363	$23,007

Sale of Equity Securities:

        During fiscal 2007, the Company sold its equity investments in two publicly traded companies for $4.5 million and recognized total gains of $0.9 million.

        During fiscal 2006, the Company completed the sale of its equity investments in two publicly traded companies for $64.8 million and recognized total gains of $7.1 million. In addition, one of the privately held companies in which the Company held an equity investment was acquired by a public company, resulting in the Company receiving shares of the public company. As a result of the transaction, the Company recognized a gain of $2.9 million during fiscal 2006.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INVESTMENTS (Continued)

Impairment of Investments

        The Company reviews its investments periodically for impairment and recognizes an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. The Company recorded impairment charges of $1.9 million, $5.3 million and $0.8 million in fiscal 2007, 2006 and 2005, respectively, as the decline in value of certain investments was determined to be other-than-temporary.

NOTE 7. STOCK-BASED COMPENSATION

        Effective January 2, 2006, the Company (including both Cypress and SunPower) adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the requisite employee service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for fiscal 2005.

        The following table summarizes the stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	December 30, 2007			December 31, 2006
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Cost of revenues	$13,123	$12,400	$25,523	$8,094	$846	$8,940
Research and development	15,870	1,817	17,687	16,719	1,197	17,916
Selling, general and administrative	32,399	36,995	69,394	17,775	2,821	20,596

Total stock-based compensation expense before income taxes	61,392	51,212	112,604	42,588	4,864	47,452
Tax effect on stock-based compensation expense	—	—	—	—	—	—

Total stock-based compensation expense after income taxes	$61,392	$51,212	$112,604	$42,588	$4,864	$47,452

        As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Consolidated net cash proceeds from the issuance of common shares under the Company's employee stock plans were $218.9 million for the year ended December 30, 2007 and $80.6 million for the year ended December 31, 2006. No income tax benefit was realized from stock option exercises for the years ended December 30, 2007 and December 31, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        As of December 30, 2007 and December 31, 2006, stock-based compensation capitalized in inventories totaled $5.0 million and $2.9 million, respectively.

        The following table summarizes the stock-based compensation expense by type of awards:

	Year Ended
	December 30, 2007			December 31, 2006
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$31,573	$17,453	$49,026	$36,697	$4,187	$40,884
Restricted stock and restricted stock units	25,700	13,121	38,821	936	677	1,613
Shares released from re-vesting restrictions(1)	—	20,638	20,638	—	—	—
Employee stock purchase plan ("ESPP")	4,119	—	4,119	4,955	—	4,955

Total stock-based compensation expense	$61,392	$51,212	$112,604	$42,588	$4,864	$47,452

(1)
In connection with the acquisition of PowerLight (see Note 3), 1.1 million shares of SunPower's class A common stock issued to employees of PowerLight, which were valued at $43.0 million at the date of acquisition, are subject to certain transfer restrictions and a repurchase option by SunPower. As the re-vesting restrictions of these shares lapse over a two-year period, stock-based compensation related to the shares is being amortized over a two-year period.

        The following table summarizes the unrecognized stock-based compensation balance by type of awards:

	As of December 30, 2007
				Weighted-Average Amortization Period
	Cypress	SunPower	Consolidated
	(In thousands)			(In years)
Stock options	$50,954	$23,186	$74,140	1.52
Restricted stock and restricted stock units	51,946	76,132	128,078	3.64
Shares subject to re-vesting restrictions	—	21,338	21,338	1.00
ESPP	464	—	464	0.49

Total unrecognized stock-based compensation balance	$103,364	$120,656	$224,020

Prior to the Adoption of SFAS No. 123(R)

        Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which allowed companies to apply the accounting rules under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net loss and net loss per share as if the

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for fiscal 2005:

Year Ended January 1, 2006
(In thousands, except per-share amounts)
Net loss—as reported	$(92,153)
Add: Total stock-based compensation expense reported in net loss, net of related tax effects	5,581
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	(55,056)

Net loss—pro forma	$(141,628)

Net loss per share:
Basic and diluted—as reported	$(0.69)
Basic and diluted—pro forma	$(1.06)

Valuation Assumptions

        The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Cypress:

Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Stock Option Plans:
Expected life	2.1-8.4 years	3.0-8.1 years	2.0-7.0 years
Volatility	32.1%-53.2%	37.8%-47.0%	47.3%-84.5%
Risk-free interest rate	3.2%-5.1%	4.3%-5.0%	3.6%-4.4%
Dividend yield	0.0%	0.0%	0.0%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	31.5%-35.6%	37.8%-53.4%	46.8%-105.0%
Risk-free interest rate	4.6%-5.0%	2.3%-5.2%	0.7%-3.5%
Dividend yield	0.0%	0.0%	0.0%

        Expected life:    Expected life is based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. In addition, employees who display similar historical exercise behavior are grouped separately into two classes (executive officers and other employees) in determining the expected life.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        Volatility:    Prior to January 2, 2006, Cypress' expected volatility was based on the historical volatility. As a result of adopting SFAS No. 123(R), Cypress determined that implied volatility of publicly traded call options and quotes from option traders is expected to be more reflective of market conditions and, therefore, can reasonably be a better indicator of expected volatility than historical volatility. Therefore, Cypress revised the volatility factor to be based on a blend of historical volatility and implied volatility upon adoption of SFAS No. 123(R).

        Risk-free interest rate:    The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant.

        Dividend yield:    Since Cypress does not pay and does not expect to pay dividends, the expected dividend yield is zero.

SunPower:

	Year Ended
Stock Option Plans:	December 30, 2007	December 31, 2006	January 1, 2006
Expected life	6.5 years	6.5 years	4.0 years
Volatility	90.0%	92.0%	92.0%
Risk-free interest rate	4.58%-4.68%	4.80%-5.11%	3.63%-4.36%
Dividend yield	0.0%	0.0%	0.0%

        Expected life:    For fiscal 2005, SunPower estimated the expected life based on an assumed exercise of vested tranches at the earlier of one year after their vesting date or one year after an assumed public offering. Upon the adoption of SFAS No. 123(R) beginning in fiscal 2006, SunPower elected to use the simplified method under the provisions of Staff Accounting Bulletin No. 107 for estimating expected life, instead of its historical exercise data. SunPower elected not to base the expected life on historical data because of the significant difference in its status before and after the effective date of SFAS No. 123(R). SunPower was a privately held company until its IPO in November 2005, and the only available liquidation event for option holders was Cypress's buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. From the time of SunPower's IPO in November 2005 through May 2006 when lock-up restrictions expired, a majority of the optionees were unable to exercise vested options.

        Volatility:    Because of the limited history of its stock price returns, SunPower does not believe that its historical volatility would be representative of the expected volatility for its equity awards. Prior to the fourth quarter of fiscal 2005, volatility was based on Cypress's historical volatility rates. Beginning in the fourth quarter of fiscal 2005, SunPower has chosen to use the historical volatility rates for a publicly traded, United States-based direct competitor as the basis for calculating the volatility for its granted options.

        Risk-free interest rate:    The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant.

        Dividend yield:    Since SunPower does not pay and does not expect to pay dividends, the expected dividend yield is zero.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

Equity Incentive Program Related to Cypress' Common Stock

        Cypress has the following two stock option plans:

1999 Stock Option Plan ("1999 Plan"):

        In fiscal 1999, Cypress adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its subsidiaries, but options may not be granted to executive officers or directors. Options become exercisable over a vesting period as determined by the Board of Directors, generally over 60 months ratably, and expire over terms not exceeding ten years from the date of grant. As of December 30, 2007, approximately 2.4 million shares were available for grant under the 1999 Plan. The 1999 Plan will expire in March 2009.

1994 Amended Stock Option Plan ("1994 Amended Plan"):

        In fiscal 1994, the Company adopted, and in fiscal 2004 amended, the 1994 Stock Option Plan, which is a shareholder-approved plan. Under the terms of the 1994 Amended Plan, options and restricted stock may be granted to qualified employees, consultants, officers and directors of Cypress or its subsidiaries. In May 2007, Cypress's shareholders approved an amendment to the 1994 Amended Plan, which:

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

  •
  reduced the maximum term of all new awards from 10 to 8 years;

  •
  clarify that shares used to satisfy the minimum statutory withholding obligations or to exercise a stock appreciation right are not available for reissuance; and

  •
  increased the minimum exercise price of nonstatutory stock options from 85% to 100% of the fair market value of the underlying shares on the grant date.

        As of December 30, 2007, approximately 4.7 million shares of stock options or 2.5 million shares of restricted stock units were available for grant under the 1994 Amended Plan. The 1994 Amended Plan will expire in April 2014.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        The following table summarizes Cypress' stock option activities:

	Year Ended
	December 30, 2007		December 31, 2006		January 1, 2006
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	32,152	$15.50	39,615	$14.68	43,095	$14.22
Granted	2,557	$25.29	3,939	$16.33	8,686	$14.23
Exercised	(12,962)	$15.15	(6,562)	$9.74	(5,245)	$7.74
Forfeited or expired	(2,085)	$17.60	(4,840)	$17.19	(6,921)	$16.06

Options outstanding, end of year	19,662	$16.80	32,152	$15.50	39,615	$14.68

Options exercisable, end of year	10,570	$15.78	19,678	$16.00	23,642	$15.33

        The weighted-average grant-date fair value was $8.90 per share for options granted during fiscal 2007, $7.38 per share for options granted during fiscal 2006, and $8.27 per share for options granted during fiscal 2005.

        The total intrinsic value of options exercised was $156.8 million for fiscal 2007, $45.7 million for fiscal 2006, and $31.0 million for fiscal 2005.

        Total fair value of options vested was $32.2 million for fiscal 2007, $35.6 million for fiscal 2006, and $55.6 million for fiscal 2005.

        Information regarding stock options outstanding as of December 30, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
$0.84-$7.56	2,011	4.78	$6.63	$60,683	1,786	4.88	$6.63	$53,883
$7.68-$11.99	2,112	5.12	$10.13	56,318	1,571	4.65	$10.01	42,157
$12.00-$14.54	1,835	7.53	$13.84	42,146	564	6.94	$13.65	13,115
$14.55-$14.55	2,098	7.02	$14.55	46,676	799	7.16	$14.55	17,777
$14.58-$16.43	2,054	7.91	$15.76	43,213	531	7.37	$15.67	11,242
$16.52-$17.08	1,972	4.86	$16.80	39,417	1,546	3.87	$16.81	30,906
$17.11-$19.60	2,529	6.96	$19.01	45,044	894	6.13	$19.16	15,816
$19.74-$21.59	2,035	5.18	$21.21	31,722	1,276	3.64	$21.32	19,765
$21.74-$26.18	2,008	5.33	$24.10	25,493	1,320	3.48	$23.46	17,612
$27.59-$54.19	1,008	7.73	$34.24	3,315	283	2.79	$36.51	322

	19,662	6.18	$16.80	$394,027	10,570	4.78	$15.78	$222,595

        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress' closing stock price of $36.80 at the end of the fiscal 2007, which would have been

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 10.5 million shares as of December 30, 2007.

        As of December 30, 2007, stock options vested and expected to vest totaled approximately 18.3 million shares, with a weighted-average remaining contractual life of 6.04 years and a weighted-average exercise price of $16.69 per share. The aggregate intrinsic value was approximately $369.3 million.

        The following table summarizes Cypress' non-vested restricted stock unit activities:

	Year Ended
	December 30, 2007		December 31, 2006
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	1,007	$16.23	—	$—
Granted	6,156	$23.45	1,036	$16.22
Vested	(222)	$27.62	—	$—
Forfeited	(189)	$18.26	(29)	$15.90

Non-vested, end of year	6,752	$22.38	1,007	$16.23

        Cypress began granting restricted stock units in fiscal 2006.

        During fiscal 2007, Cypress granted approximately 4.7 million performance-based restricted stock units under the 1994 Amended Plan. The awards were issued to certain executive officers and senior-level employees of Cypress and are earned over a five-year period only upon the achievement of performance-based milestones. The performance-based milestones for the first year included the achievement of certain performance results of Cypress's common stock appreciation target against the Philadelphia Semiconductor Sector Index ("SOXX"), semiconductor operating income milestones and semiconductor operating income performance goals versus a pre-determined peer group as established by the Compensation Committee of the Board of Directors.

        The fair value of the first-year restricted stock units with market conditions was estimated at grant date using a Monte Carlo valuation methodology with the following weighted-average assumptions: simulation time frame of 0.64 years; volatility of Cypress's common stock of 30.7%; volatility of the SOXX of 19.4%; correlation coefficient of 0.52; and risk-free interest rate of 4.9%. The fair value of the performance-related component of the restricted stock units was equivalent to the grant-date fair value of Cypress's common stock. During fiscal 2007, approximately 0.1 million performance-based restricted stock units were forfeited.

ESPP:

        Cypress's ESPP allows eligible employees to purchase shares of Cypress' common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

six-month exercise period. Purchases are limited to 10% of an employee's eligible compensation, subject to a maximum annual employee contribution limit of $25,000. During fiscal 2007, 2006 and 2005, Cypress issued 1.1 million, 1.2 million and 2.9 million shares with weighted-average prices of $12.88, $11.08 and $7.52 per share and grant-date fair value of $5.07, $5.27 and $5.64 per share, respectively. As of December 30, 2007, approximately 1.2 million shares were available for future issuance under the ESPP.

Equity Incentive Program Related to SunPower's Common Stock

        The Amended and Restated 2005 Plan ("2005 Plan") was adopted by SunPower's board of directors in August 2005, and was approved by stockholders in November 2005. In addition, SunPower assumed the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan ("PowerLight Plan") as a result of the PowerLight acquisition in fiscal 2007. Under both the 2005 Plan and the PowerLight Plan, SunPower may issue stock options, stock appreciation rights, restricted shares and other equity rights to directors, employees and consultants. As of December 30, 2007, approximately 0.3 million shares were available for grant under the 2005 Plan. No new awards are being granted under the PowerLight Plan.

        Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Nonqualified stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by SunPower's board of directors, although these terms generally do not exceed ten years for stock options. The options generally vest over five years with a one-year cliff and monthly vesting thereafter. Under the PowerLight Plan, the options generally vest over five years with yearly cliff vesting.

        The following table summarizes SunPower's stock option activities:

	Year Ended
	December 30, 2007		December 31, 2006		January 1, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	4,980	$3.97	6,572	$3.41	4,285	$2.30
Exchanged/assumed in PowerLight acquisition	1,602	$5.54	—	$—	—	$—
Options granted	18	$56.20	44	$39.05	2,581	$4.98
Options exercised	(2,817)	$3.01	(1,529)	$2.54	(217)	$0.82
Options forfeited or expired	(82)	$13.36	(107)	$4.14	(77)	$1.91

Options outstanding, end of year	3,701	$5.44	4,980	$3.97	6,572	$3.41

Options exercisable, end of year	1,247	$3.76	1,839	$3.16	1,781	$2.30

        The weighted-average grant-date fair value was $44.09 per share for options granted during fiscal 2007, $31.02 per share for options granted during fiscal 2006, and $2.96 per share for options granted during fiscal 2005.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

        The total intrinsic value of options exercised was $168.4 million for fiscal 2007, $47.7 million for fiscal 2006, and $1.5 million for fiscal 2005.

        Total fair value of options vested was $7.2 million for fiscal 2007, $3.8 million for fiscal 2006, and $4.7 million for fiscal 2005.

        Information regarding SunPower's outstanding stock options as of December 30, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
$0.04-$0.75	649	4.06	$0.30	$84,845	256	4.95	$0.50	$33,445
$0.88-$2.66	247	3.38	$2.08	65,325	58	6.71	$2.00	7,478
$3.30-$4.95	2,093	6.85	$3.32	267,301	821	6.86	$3.31	104,859
$7.00-$16.20	359	7.66	$8.43	43,980	79	7.67	$8.59	9,710
$17.00-$56.20	353	8.55	$26.71	36,905	33	8.45	$31.79	3,256

	3,701	6.12	$5.44	$498,356	1,247	6.53	$3.76	$158,748

        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on SunPower's closing stock price of $131.05 at the end of fiscal 2007, which would have been received by the option holders had all option holders exercised their options as of that date. All exercisable options were in-the-money as of December 30, 2007.

        As of December 30, 2007, stock options vested and expected to vest totaled approximately 3.6 million shares, with a weighted-average remaining contractual life of 6.6 years and a weighted-average exercise price of $5.40 per share. The aggregate intrinsic value was approximately $447.9 million.

        The following table summarizes SunPower's non-vested restricted stock activities:

	Year Ended
	December 30, 2007		December 31, 2006		January 1, 2006
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	229	$35.40	15	$30.04	—	$—
Granted	1,141	$71.64	230	$35.43	15	$30.04
Vested	(105)	$43.18	—	$—	—	$—
Forfeited	(91)	$51.00	(16)	$30.92	—	$—

Non-vested, end of year	1,174	$68.74	229	$35.40	15	$30.04

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Accounts receivable, gross	$242,259	$168,483
Allowances for doubtful accounts receivable and sales returns	(5,984)	(5,287)

Total accounts receivable, net	$236,275	$163,196

Inventories

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Raw materials	$104,284	$16,683
Work-in-process	72,964	67,972
Finished goods	70,339	34,529

Total inventories	$247,587	$119,184

Other Current Assets

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Stock purchase assistance plan receivable, net (see Note 13)	$492	$29,009
Deferred tax assets	8,681	5,236
Prepayments to suppliers (see Note 19)	52,277	15,394
Costs and estimated earnings in excess billings (see Note 1)	39,136	—
Deferred project costs (see Note 1)	8,316	—
Valued added tax receivable	7,824	618
Note receivable from third party	—	10,000
Prepaid expenses	22,758	15,017
Other current assets	17,788	14,800

Total other current assets	$157,272	$90,074

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BALANCE SHEET COMPONENTS (Continued)

Property, Plant and Equipment, Net

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Land	$35,368	$21,771
Equipment	1,367,434	1,328,522
Buildings and leasehold improvements	351,697	256,757
Furniture and fixtures	12,815	10,734

Total property, plant and equipment, gross	1,767,314	1,617,784
Less: accumulated depreciation and amortization	(1,052,942)	(1,045,766)

Total property, plant and equipment, net	$714,372	$572,018

Other Assets

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Restricted cash related to:
Synthetic lease (see Note 19)	$—	$63,255
Customer advances (see Note 10)	20,000	—
Letters of credit (see Note 15)	47,887	—
Employee deferred compensation plan (see Note 17)	29,449	22,284
Prepayment to suppliers (see Note 19)	108,943	62,242
Investments:
Debt securities (see Note 6)	68,865	—
Equity securities (see Note 6)	14,969	19,421
Joint venture (see Note 20)	5,304	4,994
Debt issuance costs, net	2,529	5,272
Value added tax receivable	24,269	—
Other assets	28,492	25,566

Total other assets	$350,707	$203,034

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BALANCE SHEET COMPONENTS (Continued)

Other Current Liabilities

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Employee deferred compensation plan (see Note 17)	$30,754	$25,754
Customer advances (see Note 10)	9,250	12,304
Billings in excess of costs and estimated earnings (see Note 1)	69,900	—
Warranty reserve	10,502	3,446
Accrued sales representative commissions	5,124	3,898
Accrued royalties	4,476	7,409
Value added tax payable	18,189	638
Other current liabilities	49,340	35,544

Total other current liabilities	$197,535	$88,993

Deferred Income Taxes and Other Tax Liabilities

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Deferred income taxes	$6,932	$6,397
Non-current tax liabilities	50,983	34,074

Total deferred income taxes and other tax liabilities	$57,915	$40,471

Other Long-Term Liabilities

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Synthetic lease impairment loss accrual (see Note 19)	$—	$5,746
Customer advances (see Note 10)	60,153	27,687
Warranty reserve	6,693	—
Other long-term liabilities	7,809	5,755

Total other long-term liabilities	$74,655	$39,188

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. RESTRUCTURING

        The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Fiscal 2007 Restructuring Plan	$583	$—	$—
Fiscal 2005 Restructuring Plan	—	510	27,519
Other	—	(21)	(93)

Total restructuring charges	$583	$489	$27,426

Fiscal 2007 Restructuring Plan

        During the fourth quarter of fiscal 2007, the Company's Board of Directors approved a restructuring plan to exit Cypress's manufacturing facility located in Round Rock, Texas ("Fiscal 2007 Restructuring Plan"). Under the Fiscal 2007 Restructuring Plan, the Company will transition production from the Texas facility to its more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. The Company currently plans to continue operations at the Texas facility through the third quarter of fiscal 2008 and expects to complete the exit plan by the end of fiscal 2008. The exact timing of the exit plan could vary considerably if the Company locates a potential buyer. The exit plan will include the terminations of employees and the disposal of assets, primarily consisting of the building and manufacturing equipment, located in the Texas facility. The Fiscal 2007 Restructuring Plan does not involve the discontinuation of any product lines or other functions.

        During the fourth quarter of fiscal 2007, the Company recorded total restructuring charges of $0.6 million, consisting of $0.4 million of personnel costs and $0.2 million of other exit costs.

Personnel Costs:

        In connection with the Fiscal 2007 Restructuring Plan, the Company expects to eliminate approximately 240 positions in the Texas facility in fiscal 2008. These employees are primarily in the manufacturing functions. As these employees will continue to provide services during fiscal 2008, the Company recognizes the severance and benefit costs associated with these employees ratably over the service period in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company recorded an initial provision of $0.4 million related to severance and benefits in the fourth quarter of fiscal 2007.

Impairment Analysis:

        As a result of the exit plan, the Company performed an impairment analysis on the building and manufacturing equipment located in the Texas facility in accordance with SFAS No. 144 and determined that the carrying value of the assets should be recoverable.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. RESTRUCTURING (Continued)

Fiscal 2005 Restructuring Plan

        During the first quarter of fiscal 2005, management implemented a restructuring plan ("Fiscal 2005 Restructuring Plan") aimed to reorganize its internal structure and reduce operating costs as the Company continued to experience softness in demand in the semiconductor industry. The Fiscal 2005 Restructuring Plan primarily included the following initiatives:

  •
  an internal organizational change which consolidated four product divisions into three and reorganized the sales and marketing function to support the product divisions;

  •
  exiting certain building leases as a result of the internal reorganization;

  •
  a reduction in workforce;

  •
  removal and disposal of excess equipment from operations as a result of the internal reorganization; and

  •
  removal and disposal of equipment related to Silicon Magnetic Systems ("SMS"), a subsidiary of Cypress, as a result of management's decision to cease operations of SMS.

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

Personnel Costs, Lease Obligations and Other:

        Restructuring reserve activities related to personnel costs, lease obligations and other items are summarized as follows:

	Personnel	Lease	Other	Total
	(In thousands)
Initial provision	$15,498	$1,156	$680	$17,334
Non-cash charges	(8,078)	(27)	—	(8,105)
Cash payments	(7,399)	(355)	(680)	(8,434)

Balance at January 1, 2006	21	774	—	795
Benefit	(21)	—	—	(21)
Cash payments	—	(377)	—	(377)

Balance at December 31, 2006	—	397	—	397
Cash payments	—	(397)	—	(397)

Balance at December 30, 2007	$—	$—	$—	$—

Personnel Costs:

        During fiscal 2005, the Company incurred an aggregate restructuring charge of $15.5 million, consisting of severance and benefits of $8.8 million associated with the reduction of the global

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. RESTRUCTURING (Continued)

workforce and stock-based compensation charges of $6.7 million associated with the modification of stock option agreements for certain terminated employees.

        The Company identified and terminated a total of 260 employees, consisting of 78 employees in manufacturing, 126 employees in research and development, and 56 employees in selling, general and administrative functions. Geographically, the reduction in workforce included 215 employees located in the United States, 22 employees in the Philippines, and 23 in other countries. As of December 31, 2006, the Company has completed all obligations relating to severance and benefits.

Lease Obligations:

        During fiscal 2005, the Company recorded an aggregate restructuring charge of $1.2 million for exiting leases related to a design center and a sales office in the United States and a design center in Europe. The Company estimated the costs of exiting leases based on the contractual terms of the agreements, the current real estate market condition and the assumptions of sublease rental income, if applicable. As of December 30, 2007, all lease obligations have been completed.

Other:

        The Company terminated a contract with a sales representative in Europe as part of the reorganization of the worldwide sales force and recorded a charge of $0.7 million related to the termination. As of January 1, 2006, the termination fee has been paid in full.

Property and Equipment:

        During fiscal 2005, the Company recorded an aggregate restructuring charge of $10.2 million, which consisted of:

  1.
  $6.2 million related to the write-down of excess property and equipment and $0.2 million of net disposal costs as a result of the internal reorganization; and

  2.
  $3.6 million related to the write-down of excess property and equipment and $0.2 million of net disposal costs due to the termination of the SMS operations.

        The Company recorded charges of $6.2 million related to the write-down of property and equipment that were removed from operations. These assets primarily consisted of manufacturing and test equipment located in the Company's manufacturing facility in Minnesota, manufacturing and test equipment and prototype tools previously used in operations by Silicon Light Machines, a subsidiary of Cypress, and equipment related to a design center in Europe that has been closed. As management had committed to plans to dispose of the assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value. Fair value was determined by market prices estimated by a third party that specializes in sales of used equipment. The assets were originally purchased based on internal forecast of growth in demand that subsequently did not materialize. Prior to the Fiscal 2005 Restructuring Plan, the Company did not determine the assets were impaired. The Company used a contra account to record the adjustment to reflect the assets held for sale at their new cost basis. The contra account was included in "Property, plant and equipment, net" in the Consolidated Balance Sheets, thereby adjusting the assets held for sale to fair value, and not as a liability within the restructuring reserves.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. RESTRUCTURING (Continued)

        During fiscal 2006, the Company recorded an additional restructuring charge of $0.5 million as the proceeds received from the sale of the restructured assets were lower than the original estimated values. The Company completed the disposal of all restructured assets in fiscal 2006.

SMS:

        In conjunction with the Fiscal 2005 Restructuring Plan, management approved a plan to cease operations of SMS, a subsidiary specializing in magnetic random access memories. SMS generated no revenues historically and as of the end of fiscal 2004, total assets, which primarily consisted of property and equipment, were less than 1% of the Company's consolidated total assets.

        As a result of management's decision to cease operations, the Company had committed to a plan to dispose of the assets by sale and recorded charges of $3.6 million related to the write-down of the assets. These assets primarily consisted of manufacturing and test equipment. The Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value. Prior to the Fiscal 2005 Restructuring Plan, the Company did not determine the assets were impaired. The Company completed the disposal of the restructured assets in fiscal 2006.

NOTE 10. CUSTOMER ADVANCES

        Customer advances recorded in the Consolidated Balance Sheets primarily consist of amounts related to SunPower:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Customer advances:
Current portion	$9,250	$12,304
Long-term	60,153	27,687

Total customer advances	$69,403	$39,991

        From time to time, SunPower enters into agreements under which its customers make advances for future purchases of solar products. With the exception of one agreement as discussed below, SunPower generally does not pay interest on the advances and applies the advances as shipments of product occur.

        In April 2005, SunPower entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund expansion of SunPower's manufacturing capacity to support this customer's solar cell product demand. SunPower's settlement of principal on the advances is being recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through December 2010. As of December 30, 2007 and December 31, 2006, outstanding advances from this customer totaled $29.0 million and $33.1 million, respectively. Beginning in January 2006, SunPower is obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. Interest expense totaled $1.9 million and $1.8 million in fiscal 2007 and 2006, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. CUSTOMER ADVANCES (Continued)

        In August 2007, SunPower entered into an agreement with one of its customers to supply polysilicon. Under the agreement, the customer agreed to make cash advance payments to SunPower in fiscal 2007 and 2008. Commencing in fiscal 2010 and continuing through fiscal 2019, these advance payments will be applied as a credit against the customer's polysilicon purchases from SunPower. Such polysilicon is expected to be used by the customer to manufacture ingots, and potentially wafers, which are to be sold to SunPower under an ingot supply agreement. As of December 30, 2007, SunPower received total advances of $40.0 million from this customer. In addition, as of December 30, 2007, SunPower provided security for the advance payments made by this customer in the amount of $20.0 million, which is being held in an escrow account. Commencing in 2010 and continuing through 2019, the balance in the escrow account will be reduced as the advance payments are applied against the customer's polysilicon purchases from SunPower.

        SunPower has also entered into agreements with other customers who have made advance payments for solar products. These advances are applied as shipments of product occur. As of December 30, 2007 and December 31, 2006, outstanding customer advances under these agreements totaled $0.4 million and $6.9 million, respectively.

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

        As of December 30, 2007 and December 31, 2006, the Company's hedge instruments consisted primarily of foreign exchange forward and option contracts. The Company estimates the fair value of its forward and option contracts based on spot and forward rates from published sources.

        Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Amounts are reclassified to the Consolidated Statements of Operations in the periods in which the related revenue is recognized. The effective portion of unrealized losses recorded in accumulated other comprehensive income (loss), net of tax, was $3.6 million and $1.6 million as of December 30, 2007 and December 31, 2006, respectively. As of December 30, 2007 and December 31, 2006, the Company had outstanding forward and option contracts with an aggregate notional value of $140.1 million and $105.6 million, respectively. All outstanding contracts will mature by July 2008.

        In addition, the Company records hedges of certain foreign currency denominated monetary assets and liabilities. These hedges are recorded at fair value with the related gains or losses recorded in "Other income (expense), net" in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged As of December 30, 2007 and December 31, 2006, the Company had outstanding forward contracts with an aggregate notional value of $59.8 million and $33.3 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities. All such outstanding contracts matured in January 2008.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) were as follows:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Accumulated net unrealized gains on available-for-sale investments	$5,509	$277
Accumulated net unrealized losses on derivatives	(3,623)	(1,570)
Foreign currency translation adjustments	9,746	—

Total accumulated other comprehensive income (loss)	$11,632	$(1,293)

NOTE 13. STOCK PURCHASE ASSISTANCE PLAN ("SPAP")

        In May 2001, the Company's stockholders approved the adoption of the SPAP program, which allowed for loans to employees to purchase shares of the Company's common stock on the open market. Employees of the Company and its subsidiaries, including executive officers but excluding the chief executive officer and the Board of Directors, were allowed to participate in the SPAP program. The loans were granted to certain executive officers prior to adoption of the Sarbanes-Oxley Act of 2002, which prohibits most loans to executive officers of public corporations. Each loan was evidenced by a full recourse promissory note executed by the employee in favor of the Company and was collateralized by a pledge of the shares purchased with the proceeds of the loan. If a participant sold the shares purchased with the proceeds from the loan, the proceeds of the sale must first be used to repay the interest and then the principal on the loan before being received by the participant. The SPAP program was terminated in the first quarter of fiscal 2002 and no new loans have been granted to employees thereafter.

        The following table summarizes the components of the outstanding loan balance:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Principal:
Active employees	$148	$19,638
Terminated employees	985	11,567

Total principal	1,133	31,205

Accrued interest:
Active employees	13	3,905
Terminated employees	128	2,244

Total accrued interest	141	6,149

Total outstanding balance—principal and accrued interest	1,274	37,354
Less: allowance for uncollectible loans	(782)	(8,345)

Total outstanding balance, net	$492	$29,009

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCK PURCHASE ASSISTANCE PLAN ("SPAP") (Continued)

        Management periodically reviews the allowance for uncollectible loans. During fiscal 2007, management assessed various factors, including the loan payment history in the past twelve months as well as the value of the underlying collateral. Based on this assessment, the Company reduced the allowance for uncollectible loans by approximately $7.5 million and recorded the reduction in "Selling, general and administrative expenses" in the Consolidated Statement of Operations in fiscal 2007. During fiscal 2007 and fiscal 2006, the Company recorded total write-offs of $0.1 million and $0.1 million, respectively. No write-offs were recorded in fiscal 2005.

        As loans were at interest rates below the estimated market rates, the Company recorded compensation expenses to reflect the difference between the rate charged and the estimated market rate for each loan outstanding. Compensation expenses related to these loans totaled $0.7 million, $1.8 million and $2.0 million for fiscal 2007, 2006 and 2005, respectively.

NOTE 14. OTHER INCOME (EXPENSE), NET

        The following table summarizes the components of other income (expenses), net, recorded in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Amortization of debt issuance costs	$(6,212)	$(3,721)	$(3,721)
Write-off of debt issuance costs (see Note 15)	(19,920)	—	—
Gain on investments in equity securities (see Note 6)	929	10,027	—
Impairment of investments (see Note 6)	(1,903)	(5,325)	(826)
Changes in fair value of investments under the deferred compensation plan (see Note 17)	1,138	2,128	1,099
Foreign currency exchange loss, net	(3,409)	(634)	(974)
Other income (expense)	611	909	(423)

Total other income (expense), net	$(28,766)	$3,384	$(4,845)

NOTE 15. DEBT AND EQUITY TRANSACTIONS

1.25% Convertible Subordinated Notes ("Cypress 1.25% Notes")

        During fiscal 2003, Cypress issued $600.0 million in principal amount of the Cypress 1.25% Notes with interest payable on June 15 and December 15. The Cypress 1.25% Notes were due in June 2008. The Cypress 1.25% Notes, which may be converted at anytime by the holders prior to maturity, was convertible into 55.172 shares of Cypress's common stock per $1,000 principal amount, plus a cash payment of $300. The Cypress 1.25% Notes were callable by Cypress at anytime. As of December 31, 2006, the outstanding balance of the Cypress 1.25% Notes was $599.0 million.

        In February 2007, Cypress called for redemption of the outstanding Cypress 1.25% Notes. Holders had the option to convert the Cypress 1.25% Notes into 55.172 shares of Cypress's common stock per $1,000 principal amount plus $300 in cash. Alternatively, holders had the option to have their Cypress 1.25% Notes redeemed. Upon redemption, holders would receive $1,000 plus accrued interest per

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

$1,000 principal amount. As a result of the redemption, Cypress issued approximately 33.0 million shares of its common stock and paid approximately $179.7 million in cash to the holders in fiscal 2007. In addition, Cypress wrote off approximately $4.7 million of related unamortized debt issuance costs.

1.00% Convertible Senior Notes ("Cypress 1.00% Notes")

        In March 2007, Cypress entered into the following transactions: (1) the issuance of $600.0 million in principal amount of the Cypress 1.00% Notes, (2) a convertible note hedge transaction with respect to Cypress's common stock, (3) the issuance of warrants to acquire shares of Cypress's common stock, and (4) an accelerated share repurchase program.

Cypress 1.00% Notes:

        Cypress issued $600.0 million in principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress's election. The initial effective conversion price of the Cypress 1.00% Notes is $23.90 per share, which represented a premium of 26.5% to the closing price of Cypress's common stock on the date of issuance. Holders who convert their Cypress 1.00% Notes in connection with certain types of corporate transactions constituting a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders may require Cypress to purchase all or a portion of their Cypress 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In connection with the offering of the Cypress 1.00% Notes, Cypress incurred approximately $12.9 million of debt issuance costs.

        Holders may freely convert the Cypress 1.00% Notes on or after June 15, 2009 until the close of business on the business day immediately preceding the maturity date. Prior to June 15, 2009, holders may convert their Cypress 1.00% Notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress's common stock closes at a price in excess of 130% of the conversion price in effect (or $31.07) on the last day of such calendar quarter.

        In December 2007, the common stock price conversion test was met, as the closing price of Cypress's common stock exceeded $31.07 for 20 trading days within the last 30 trading days of the fourth quarter of fiscal 2007. Accordingly, holders may exercise their right to convert the Cypress 1.00% Notes during the first quarter of fiscal 2008. As of February 28, 2008, no holders have converted the Cypress 1.00% Notes.

        In addition, since the holders are able to exercise their right to convert the Cypress 1.00% Notes, Cypress classified the outstanding principal amount of $600.0 million as short-term debt in the Consolidated Balance Sheet as of December 30, 2007. In addition, Cypress accelerated the amortization of the remaining unamortized debt issuance costs and wrote off $7.0 million of debt issuance costs in the fourth quarter of fiscal 2007. If the common stock price conversion test is not met in a subsequent quarter, the Cypress 1.00% Notes may be re-classified as non-current debt until the Cypress 1.00%

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

Notes are within 12 months of maturity or until such time when the common stock price conversion test is triggered again.

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

Convertible Note Hedge and Warrants:

        In connection with the issuance of the Cypress 1.00% Notes, Cypress entered into a separate convertible note hedge transaction. The convertible note hedge transaction is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value per share of Cypress's common stock at the time of exercise is greater than the conversion price of $23.90. For the earnings per share computation, the convertible note hedge is not included in the diluted calculation as it is anti-dilutive in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128").

        In addition, Cypress sold warrants to acquire up to approximately 25.1 million shares of Cypress's common stock in a separate warrant transaction. The warrants are to be settled on a net-exercise basis, either in shares of stock or cash, at Cypress's election. The potential dilution caused by the warrants occurs if the value of Cypress's common stock is above the exercise price of $27.00. See Note 16 for further discussion of the impact of the warrants on the Company's earnings per share computation.

        The convertible note hedge and warrants are separate transactions entered into by Cypress. They are not part of the terms of the Cypress 1.00% Notes and do not affect the holders' rights.

        In conjunction with the convertible note hedge and the warrants, Cypress paid net premiums of approximately $17.0 million using a portion of the proceeds from the offering of the Cypress 1.00% Notes. The amount was recorded in "Stockholders' equity" in the Consolidated Balance Sheet.

Accelerated Share Repurchase Program:

        In connection with the issuance of the Cypress 1.00% Notes, Cypress entered into an accelerated share repurchase program. Pursuant to the program, Cypress repurchased shares of its common stock on the open market based on the volume weighted-average price of Cypress's common stock, subject to a per-share floor price and cap price, calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the Cypress 1.00% Notes. Cypress completed the accelerated share repurchase program in fiscal 2007 and repurchased a total of 28.9 million shares at an average price of $19.78.

1.25% Senior Convertible Debentures ("SunPower 1.25% Notes")

        In February 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest is payable on February 15 and August 15 of each year, commencing August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of the SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012. The SunPower 1.25% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the SunPower 1.25% Notes is $56.75 per share, which represented a premium of 27.5% to the closing price of SunPower's common stock on the date of issuance. In connection with the offering of the SunPower 1.25% Notes, SunPower incurred approximately $6.0 million of debt issuance costs.

        Holders may freely convert the SunPower 1.25% Notes on or after August 1, 2025 until the close of business on the business day immediately preceding the maturity date. Prior to August 1, 2025, holders may convert their SunPower 1.25% Notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, SunPower's common stock closes at a price in excess of 125% of the conversion price in effect (or $70.94) on the last day of such calendar quarter.

        In December 2007, the common stock price conversion test was met, as the closing price of SunPower's common stock exceeded $70.94 for 20 trading days within the last 30 trading days of the fourth quarter of fiscal 2007. Accordingly, holders may exercise their right to convert the SunPower 1.25% Notes during the first quarter of fiscal 2008. As of February 28, 2008, no holders have converted the SunPower 1.25% Notes.

        In addition, since the holders are able to exercise their right to convert the SunPower 1.25% Notes, SunPower classified the outstanding principal amount of $200.0 million as short-term debt in the Consolidated Balance Sheet as of December 30, 2007. In addition, SunPower accelerated the amortization of the remaining unamortized debt issuance costs and wrote off $4.4 million of debt issuance costs in the fourth quarter of fiscal 2007. If the common stock price conversion test is not met in a subsequent quarter, the SunPower 1.25% Notes may be re-classified as non-current debt until the SunPower 1.25% Notes are within 12 months of maturity or until such time when the common stock price conversion test is triggered again.

        The SunPower 1.25% Notes are senior, unsecured obligations of SunPower, ranking equally with all existing and future senior unsecured indebtedness of SunPower. The SunPower 1.25% Notes are effectively subordinated to SunPower's secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of SunPower's subsidiaries. The SunPower 1.25% Notes do not contain any covenants or sinking fund requirements.

        Concurrent with the offering of the SunPower 1.25% Notes, SunPower lent 2.9 million shares of its class A common stock, all of which are being borrowed by an affiliate of one of the underwriters. SunPower did not receive any proceeds from the offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

        Share loans under the share lending agreement will terminate and the borrowed shares must be returned to SunPower under the following circumstances: (i) the underwriter may terminate all or any portion of a loan at any time; (ii) SunPower may terminate any or all of the outstanding loans upon a default by the underwriter under the share lending agreement, including a breach by the underwriter of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of the underwriter; or (iii) if SunPower enters into a merger or similar business

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event. In addition, the underwriter has agreed to return to SunPower any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement.

        Any shares loaned to the underwriter's affiliate will be issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of SunPower's outstanding shares, including the right to vote the shares on all matters submitted to a vote of SunPower's stockholders and the right to receive any dividends or other distributions that SunPower may pay or make on its outstanding shares of class A common stock.

0.75% Senior Convertible Debentures ("SunPower 0.75% Notes")

        In July 2007, SunPower issued $225.0 million in principal amount of the SunPower 0.75% Notes. Interest is payable on February 1 and August 1 of each year, commencing February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of the SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010. The SunPower 0.75% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at SunPower's election. The initial effective conversion price of the SunPower 0.75% Notes is $82.24 per share, which represented a premium of 27.5% to the closing price of SunPower's common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances. In connection with the offering of the SunPower 0.75% Notes, SunPower incurred approximately $4.9 million of debt issuance costs.

        Holders may freely convert the SunPower 0.75% Notes on or after February 15, 2025 until the close of business on the business day immediately preceding the maturity date. Prior to February 15, 2025, holders may convert their SunPower 0.75% Notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, SunPower's common stock closes at a price in excess of 125% of the conversion price in effect (or $102.80) on the last day of such calendar quarter.

        In December 2007, the common stock price conversion test was met, as the closing price of SunPower's common stock exceeded $102.80 for 20 trading days within the last 30 trading days of the fourth quarter of fiscal 2007. Accordingly, holders may exercise their right to convert the SunPower 0.75% Notes during the first quarter of fiscal 2008. As of February 28, 2008, no holders have converted the SunPower 0.75% Notes.

        In addition, since the holders are able to exercise their right to convert the SunPower 0.75% Notes, SunPower classified the outstanding principal amount of $225.0 million as short-term debt in the Consolidated Balance Sheet as of December 30, 2007. In addition, SunPower accelerated the amortization of the remaining unamortized debt issuance costs and wrote off $3.8 million of debt issuance costs in the fourth quarter of fiscal 2007. If the common stock price conversion test is not met in a subsequent quarter, the SunPower 0.75% Notes may be re-classified as non-current debt until the SunPower 0.75% Notes are within 12 months of maturity or until such time when the common stock price conversion test is triggered again.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

        The SunPower 0.75% Notes are senior, unsecured obligations of SunPower, ranking equally with all existing and future senior unsecured indebtedness of SunPower. The SunPower 0.75% Notes are effectively subordinated to SunPower's secured indebtedness to the extent of the value of the related collateral, and structurally subordinated to indebtedness and other liabilities of SunPower's subsidiaries. The SunPower 0.75% Notes do not contain any covenants or sinking fund requirements.

        Concurrent with the offering of the SunPower 0.75% Notes, SunPower lent 1.8 million shares of its class A common stock, all of which are being borrowed by an affiliate of one of the underwriters. SunPower did not receive any proceeds from the offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

        Share loans under the share lending agreement will terminate and the borrowed shares must be returned to SunPower under the following circumstances: (i) the underwriter may terminate all or any portion of a loan at any time; (ii) SunPower may terminate any or all of the outstanding loans upon a default by the underwriter under the share lending agreement, including a breach by the underwriter of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of the underwriter; or (iii) if SunPower enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event. In addition, the underwriter has agreed to return to SunPower any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to SunPower cannot be reborrowed.

Fair Value of Convertible Debt

        The following table presents the carrying amount and fair value of the convertible debt:

	As of
	December 30, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Cypress 1.25% Notes	$—	$—	$598,996	$729,338
Cypress 1.00% Notes	600,000	978,162	—	—
SunPower 1.25% Notes	200,000	465,576	—	—
SunPower 0.75% Notes	225,000	366,316	—	—

Total	$1,025,000	$1,810,054	$598,996	$729,338

        The fair value of the convertible debt is determined based on quoted prices as reported by Bloomberg, which were $1,630.27 per $1,000 principal amount for the Cypress 1.00% Notes, $2,327.88 per $1,000 principal amount for the SunPower 1.25% Notes, and $1,628.07 per $1,000 principal amount for the SunPower 0.75% Notes as of December 30, 2007.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

Line of Credit—Cypress

        During fiscal 2003, Cypress entered into a $50.0 million, 24-month revolving line of credit with a major financial institution. In December 2007, this line of credit was extended to December 2008 and the total available amount was increased to $55.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (7.3% as of December 30, 2007) or LIBOR plus 1.5% (6.2% as of December 30, 2007). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to net worth. As of December 30, 2007, Cypress was in compliance with all of the financial covenants. Cypress's obligations under the line of credit are guaranteed and collateralized by the common stock of certain Cypress business entities other than SunPower. Cypress intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

        In conjunction with certain guarantees, Cypress obtained irrevocable standby letters of credit in the aggregate amount of $39.1 million to secure payments under an equipment lease. As of December 30, 2007, the letters of credit have been reduced to $35.4 million. See "Lease Guarantees" under Note 19 for further discussion.

Lines of Credit—SunPower

        In December 2005, SunPower entered into a $25.0 million three-year revolving credit facility with affiliates of Credit Suisse and Lehman Brothers. SunPower terminated the credit facility in July 2007. No borrowings were ever made under this credit facility.

        In connection with the PowerLight acquisition in January 2007, SunPower assumed a line of credit PowerLight had with Union Bank of California with an outstanding balance of approximately $3.6 million. During fiscal 2007, SunPower paid off the outstanding balance in full. The line of credit expired in July 2007.

        In July 2007, SunPower entered into a credit agreement with Wells Fargo Bank ("Wells Fargo"), which provides for a $50.0 million unsecured revolving credit line, with a $40.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility. SunPower may borrow up to $50.0 million and request that Wells Fargo issue up to $40.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce SunPower's borrowing capacity under the revolving credit line. SunPower may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. SunPower will pay interest on outstanding borrowings and a fee for outstanding letters of credit. SunPower has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature shall expire on or before July 31, 2008 unless SunPower provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility shall expire no later than July 31, 2012. SunPower concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, two wholly-owned subsidiaries of SunPower entered into an associated

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. As of December 30, 2007, four letters of credit totaling $32.0 million were issued by Wells Fargo under the unsecured letter of credit subfeature and eight letters of credit totaling $47.9 million were issued by Wells Fargo under the secured letter of credit facility. The credit agreement with Wells Fargo requires SunPower to collateralize the letters of credit of $47.9 million issued under the secured letter of credit facility with cash placed in an interest bearing restricted account with Wells Fargo. As long as the secured letters of credit are outstanding, SunPower will not be able to withdraw the associated funds in the restricted account, though all interest earned on such restricted funds can be withdrawn periodically.

        As of December 30, 2007, SunPower was not in compliance with two debt covenants. On January 18, 2008, SunPower entered into an agreement with Wells Fargo to amend the existing credit agreement. Under the amended credit agreement, Wells Fargo waived compliance requirements with certain restrictive covenants. In exchange for waiving compliance with such restrictive covenants, SunPower agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness owed by SunPower to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line, as collateral securing such outstanding indebtedness. Had Wells Fargo not waived this violation, SunPower would have been in default of its debt covenants and SunPower may have been required to immediately repay the aggregate outstanding indebtedness owed by SunPower to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line.

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

        During fiscal 2006 and 2005, the Company received total premiums of approximately $0.7 million and $0.1 million, respectively, upon extensions of the contracts. The amounts were recorded in "Additional paid-in capital" in the Consolidated Balance Sheets.

        During fiscal 2007, the contracts expired and the Company did not renew them. Because the Company's stock price was below $21 per share at the expiration date, the Company received 1.4 million shares of its common stock, which was accounted for as treasury stock.

Stock Repurchase Program

        In fiscal 2007, Cypress's Board of Directors authorized a new stock repurchase program of up to $300.0 million ("Fiscal 2007 Stock Repurchase Program"). The Fiscal 2007 Stock Repurchase Program is in addition to the accelerated share repurchase program associated with the Cypress 1.00% Notes. The authorization allows Cypress to purchase its common stock, its outstanding Cypress 1.00% Notes or to enter into equity derivative transactions related to its common stock. All previous repurchase

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT AND EQUITY TRANSACTIONS (Continued)

programs have been terminated as a result of the Fiscal 2007 Stock Repurchase Program. Stock repurchases under the Fiscal 2007 Stock Repurchase Program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Fiscal 2007 Stock Repurchase Program may be limited or terminated at any time without prior notice. As of December 30, 2007, no shares had been repurchased and $300.0 million remained outstanding under the Fiscal 2007 Stock Repurchase Program.

NOTE 16. NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed using the weighted-average common shares outstanding for the period. Diluted net income per share is computed using the weighted-average common shares outstanding and any dilutive potential common shares. Diluted net loss per common share is computed using the weighted-average common shares outstanding for the period and excludes all dilutive potential common shares because the Company is in a net loss position and their inclusion would have been anti-dilutive. The Company's dilutive securities primarily include stock options, restricted stock units, convertible debt and warrants.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands, except per-share amounts)
Net income (loss) per share—basic:
Net income (loss)	$394,300	$39,482	$(92,153)

Weighted-average common shares	155,559	140,809	133,188

Net income (loss) per share—basic	$2.53	$0.28	$(0.69)

Net income (loss) per share—diluted:
Net income (loss)	$394,300	$39,482	$(92,153)
Adjustments:
Interest expense and related costs associated with convertible debt	1,173	7,847	—
Other	(882)	(2,313)	—

Net income (loss) for diluted computation	$394,591	$45,016	$(92,153)

Weighted-average common shares	155,559	140,809	133,188
Effect of dilutive securities:
Convertible debt	6,737	33,048	—
Warrants	1,252	—	—
Stock options and unvested restricted stock units	8,288	5,414	—

Weighted-average common shares for diluted computation	171,836	179,271	133,188

Net income (loss) per share—diluted	$2.30	$0.25	$(0.69)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. NET INCOME (LOSS) PER SHARE (Continued)

Convertible Debt:

        The Cypress 1.00% Notes, which were issued in March 2007, are convertible debt which requires Cypress to settle the principal value of the debt in cash and any conversion premiums in either cash or stock (see Note 15). The Company applied the treasury stock method in determining the dilutive impact of both the Cypress 1.00% Notes and the warrants issued in conjunction with the Cypress 1.00% Notes.

        The Company applied the if-converted method in determining the impact of the Cypress 1.25% Notes on the diluted earnings per share computation, as the principal value was convertible into shares plus cash. The Cypress 1.25% Notes were fully redeemed in February 2007 (see Note 15).

Other Adjustments:

        The other adjustments to net income used in the diluted computation primarily included the adjustments to Cypress's share of SunPower's net income as a result of reflecting the impact of Cypress's ownership interest in SunPower on a fully diluted basis in accordance with SFAS No. 128.

Anti-Dilutive Securities:

        The following securities were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Stock options and unvested restricted stock units	6,752	23,016	39,615
Convertible debt	—	—	33,103

NOTE 17. EMPLOYEE BENEFIT PLANS

Key Employee Bonus Plan

        The Company has a key employee bonus plan, which provides for incentive payments to certain Cypress key employees including executive officers. Payments under the plan are determined based upon certain performance measures, including the Company's actual earnings per share compared to the annual operating plan as well as achievement of strategic, operational and financial goals established for each key employee. The Company recorded total charges of $10.7 million under the plan in fiscal 2007, $10.4 million in fiscal 2006, and a credit of $(0.5) million in fiscal 2005.

Performance Profit Sharing Plan

        The Company has a performance profit sharing plan, which provides incentive payments to all Cypress employees. The plan was adopted in fiscal 2006. Payments under the plan are determined based upon the Company's earnings per share and the employees' percentage of success in achieving certain performance goals. During fiscal 2007 and 2006, the Company recorded total charges of $6.7 million and $6.5 million, respectively, under the plan.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan

        In fiscal 1995, the Company adopted a deferred compensation plan, which provides certain key employees, including its executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-free basis. The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain the Company's assets and are subject to claims of general creditors.

        The Company accounts for the deferred compensation plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." In accordance with EITF Issue No. 97-14, the plan assets (excluding the amounts invested in Cypress's common stock which is accounted for as treasury stock carried at cost) are recorded at fair value with the offset being recorded in "Other income (expense), net." The liabilities are recorded at fair value with the offset being recorded as an operating expense or credit. As of December 30, 2007 and December 31, 2006, the plan assets totaled $29.4 million and $22.3 million, respectively, and the liabilities totaled $30.8 million and $25.8 million, respectively.

        All non-cash expense and credits recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$1,138	$2,128	$1,099
Changes in fair value of liabilities recorded in:
Cost of revenues	(679)	(871)	(614)
Research and development expenses	(782)	(1,003)	(707)
Selling, general and administrative expenses	(596)	(765)	(540)

Total expense, net	$(919)	$(511)	$(762)

        During fiscal 2003, the Company took two actions to minimize the impact on the operating results as a result of changes to the market value of the Company's common stock held in the deferred compensation plan. First, a restriction on the purchase of additional shares of the Company's common stock by plan participants was implemented. Second, the Company entered into an arrangement with a major financial institution, wherein the Company purchased a forward contract to hedge the impact of market changes of the Company's common stock held by the plan. The forward contract was carried at fair value with any changes in the fair value recorded as an operating expense or credit in the Consolidated Statements of Operations. In fiscal 2007, 2006 and 2005, the Company recorded credits of $2.8 million, $0.6 million and $0.6 million, respectively, related to the forward contract.

        During fiscal 2007, the Company terminated the forward contract and received proceeds of $5.4 million from the settlement. In addition, the Company received proceeds of $1.2 million following the death of a plan participant.

Pension Plans

        The Company sponsors certain defined benefit pension plans, covering employees in certain of its international locations. The Company does not have pension plans for its United States-based employees. As of December 30, 2007 and December 31, 2006, projected benefit obligations totaled $5.3 million and $3.6 million, respectively, and the fair value of plan assets was $2.3 million and $2.2 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. EMPLOYEE BENEFIT PLANS (Continued)

401(k) Plan

        The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement. The Company does not make contributions to the 401(k) plan.

NOTE 18. INCOME TAXES

        The geographic distribution of income (loss) before income taxes and minority interest and the components of income tax benefit (provision) are summarized below:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Geographic distribution of income (loss) before income taxes and minority interest:
United States income (loss)	$270,298	$(101)	$(109,056)
Foreign income	127,979	52,811	15,839

Income (loss) before income taxes and minority interest	$398,277	$52,710	$(93,217)

Income tax benefit (provision):
Current tax benefit (expense):
Federal	$(67)	$(986)	$—
State	(998)	(500)	928
Foreign	(19,190)	(7,184)	(1,349)

Total current tax expense	(20,255)	(8,670)	(421)

Deferred tax benefit:
Federal	14,499	—	—
State	4,320	—	—
Foreign	1,750	1,811	1,760

Total deferred tax benefit	20,569	1,811	1,760

Income tax benefit (provision)	$314	$(6,859)	$1,339

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. INCOME TAXES (Continued)

        Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes and minority interest as shown below:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$(139,494)	$(18,449)	$32,626
Foreign income at other than U.S. rates	33,517	12,976	5,745
State income taxes, net of federal benefit	(875)	(325)	(34)
Alternative minimum tax	(67)	(988)	—
Future benefits not recognized	—	—	(33,293)
Recognition of prior-year benefits	119,163	—	—
Release of previously accrued income taxes	—	—	980
Non-deductible acquisition costs and charges	(8,275)	—	(4,482)
Non-deductible stock-based compensation expense	(3,227)	—	—
Other, net	(428)	(73)	(203)

Income tax benefit (provision)	$314	$(6,859)	$1,339

        The components of deferred tax assets and liabilities were as follows:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$146,219	$199,349
Excess of book over tax depreciation	6,647	—
Reserves and accruals	105,193	78,456
Deferred income	3,429	5,080

Total deferred tax assets	261,488	282,885
Less: valuation allowance	(250,597)	(216,717)

Deferred tax assets, net	10,891	66,168

Deferred tax liabilities:
Excess of tax over book depreciation	—	(56,258)
Intangible assets arising from acquisitions	(9,141)	(11,071)

Total deferred tax liabilities	(9,141)	(67,329)

Net deferred tax assets (liabilities)	$1,750	$(1,161)

        At December 30, 2007, deferred tax assets of $250.6 million were fully reserved due to uncertainty of realization in accordance with SFAS No. 109. In compliance with SFAS No. 109, current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction.

        At December 30, 2007, Cypress had U.S. federal net operating loss carryovers of approximately $423.1 million, which, if not utilized, will expire from 2012 through 2026. Of this amount, approximately

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. INCOME TAXES (Continued)

$311.7 million is due to the exercise of employee stock options which, when recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Cypress had state net operating loss carryovers of approximately $134.6 million which, if not utilized, will expire from 2015 through 2016. A portion of these net operating loss carryovers relates to recent acquisitions and are subject to certain limitations under the IRC. In addition, Cypress had U.S. federal tax credit carryforwards of approximately $86.2 million, which, if not utilized, will expire from 2008 through 2027, and state tax credit carryforwards of approximately $55.3 million, which currently do not have any expiration date.

        At December 30, 2007, SunPower had federal net operating loss carryforwards of approximately $147.6 million. These federal net operating loss carryforwards will expire at various dates from 2011 to 2027. SunPower had California state net operating loss carryforwards of approximately $73.5 million as of December 30, 2007, which expire at various dates from 2011 to 2017. SunPower also had research and development credit carryforwards of approximately $3.9 million for both federal and state tax purposes. SunPower has provided a valuation allowance on its deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty of their realizability. In the event SunPower determines that the realization of these deferred tax assets associated with its acquisition of PowerLight and Cypress's acquisition of SunPower is more likely than not, the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes. Due in part to equity financings, SunPower experienced "ownership changes" as defined in Section 382 of the IRC. Accordingly, SunPower's use of a portion of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the IRC. The majority of the net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of the loss carryforwards, the portion created by employee stock transactions are not reflected on the Consolidated Balance Sheets.

        The United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $507.3 million of undistributed earnings for certain non-United States subsidiaries. During fiscal 2005, the Company studied the impact of the one-time favorable foreign dividend provision enacted as part of the American Jobs Creation Act of 2004, and determined that repatriation of its undistributed foreign earnings was not advantageous to the Company.

        The Company's global operations involve manufacturing, research and development, and selling activities. The Company's operations outside the United States are in certain countries that impose a statutory tax rate both higher and lower than the United States. The Company is subject to tax holidays in the Philippines and India where it manufactures and designs certain of its products. These tax holidays are scheduled to expire at varying times within the next one and four years. Overall, the Company expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the United States.

        SunPower currently benefits from income tax holiday incentives in the Philippines pursuant to its Philippine subsidiary's registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that SunPower pays no income tax in the Philippines for four years pursuant to SunPower's Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to SunPower's Board of Investments pioneer status registration. SunPower's current income tax holidays expire in 2010, and SunPower intends to apply for extensions. However, these tax holidays may or may not be extended. SunPower believes that as its Philippine tax

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. INCOME TAXES (Continued)

holidays expire, (a) gross income attributable to activities covered by SunPower's Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) SunPower's Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. As of yet, no tax benefit has been realized from the income tax holiday due to operating losses in the Philippines.

Unrecognized Tax Benefits

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $3.1 million and a corresponding increase in "Accumulated deficit" in the Consolidated Balance Sheet. A reconciliation of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits, as of January 1, 2007	$40,013
Additions based on tax positions related to current year	4,473
Additions based on tax positions related to prior years	6,497

Unrecognized tax benefits, as of December 30, 2007	$50,983

        Included in the unrecognized tax benefit balance as of December 30, 2007 were $45.9 million that would affect the Company's effective tax rate if recognized.

        Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  •
  commencement, continuation or completion of examinations of the Company's tax returns by the United States or foreign tax authorities; and

  •
  expiration of statute of limitations on the Company's tax returns.

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

Classification of Interest and Penalties

        The Company's policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 30, 2007 and December 31, 2006, the amount of accrued interest and penalties totaled $4.7 million and $3.1 million, respectively. The Company recorded interest and penalties of approximately $1.6 million and zero during fiscal 2007 and fiscal 2006, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. INCOME TAXES (Continued)

Examinations by Tax Authorities

        The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 30, 2007:

Tax Jurisdictions	Tax Years
United States	2003 and onward
Philippines	2004 and onward
India	2002 and onward
California	2003 and onward

        While years prior to 2003 for the United States corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

        The IRS is currently conducting audits of: (1) Cypress's federal income tax returns for fiscal 2003 and 2004, and (2) SP Systems' federal income tax returns for fiscal 2004 and 2005. In addition, non-United States tax authorities are conducting tax audits of the Company's subsidiaries in the Philippines for fiscal 2005 and 2006 and India for fiscal 2002 and 2003. As of December 30, 2007, no material adjustments to the tax liabilities have been proposed by the IRS or other foreign tax authorities. However, the IRS or the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no material adjustments upon the completion of their reviews.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Guarantees and Product Warranties

        The Company applies the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. These provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring that guarantors disclose, and in certain cases record the fair value of, certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote.

Lease Guarantees:

        During fiscal 2005, the Company entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation ("Grace"), pursuant to which the Company has transferred certain of its proprietary process technologies to Grace's Shanghai, China facility. In accordance with a foundry agreement executed in fiscal 2006, the Company purchases wafers from Grace that are produced using these process technologies.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In connection with the guarantees, the Company was granted options to purchase ordinary shares of Grace. As of December 30, 2007, the Company determined that the fair values of the guarantees and the options were not material to its consolidated financial statements.

        The following table summarizes the terms of the guarantees between the Company and CIT:

					Total Irrevocable Letters of Credit
			Total Rental Payments Due
		Lease Term of Equipment Under Each Guarantee
Fiscal Year	Number of Guarantees		At Inception	As of December 30, 2007	At Inception	As of December 30, 2007	Grace Shares Granted to Cypress
			(In thousands)
2006	One	36 months	$8,255	$5,503	$6,392	$5,092	2,272
2007	Five	36 months	42,278	34,424	32,726	30,314	16,955

			$50,533	$39,927	$39,118	$35,406	19,227

        Under the current terms of the agreement as approved by the Company's Board of Directors, the maximum amount of all guaranteed equipment lease obligations will not exceed approximately $60 million. The Company is under no obligation to guarantee any future payments on additional equipment leases for the benefit of Grace and will do so only in its sole discretion.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. COMMITMENTS AND CONTINGENCIES (Continued)

operations. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this.

Product Warranties:

        The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining estimated obligations based on the anticipated expenditures over the balance of the obligation periods. Adjustments are made when actual warranty claim experience differs from estimates.

        Cypress generally warrants its products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. SunPower warrants or guarantees the performance of its solar panels at certain levels of power output for extended periods, often as long as 25 years. It warrants the solar cells for at least ten years. In addition, SunPower generally provides warranty on systems installed for a period of five years. SunPower also passes through to customers long-term warranties from the OEMs of certain system components. Warranties of 20 to 25 years from solar panels suppliers are standard, while inverters typically carry a two, five or ten year warranty. SunPower's potential liability is generally in the form of product replacement or repair.

        The following table presents the Company's warranty reserve activities:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Beginning balance	$6,024	$2,869	$2,717
Warranty reserves assumed in connection with the PowerLight acquisition	6,542	—	—
Provisions	15,624	9,801	7,283
Settlements made	(7,922)	(6,646)	(7,131)

Ending balance	$20,268	$6,024	$2,869

        SunPower represented approximately 85%, 57% and 20% of the warranty reserve balances as of December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Operating Lease Commitments

        The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 30, 2007, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
2008	$12,529
2009	10,622
2010	8,808
2011	7,576
2012	6,806
2013 and thereafter	22,013

Total	$68,354

        Rental expenses totaled approximately $11.4 million, $12.5 million and $12.1 million in fiscal 2007, 2006 and 2005, respectively.

Synthetic Lease

        In June 2003, the Company entered into a synthetic lease agreement for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required the Company to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. The synthetic lease obligation of $62.7 million was not recorded in the Company's Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $0.7 million in fiscal 2007, $3.6 million in fiscal 2006 and $2.5 million in fiscal 2005.

        The Company was required to evaluate periodically the expected fair value of the properties at the end of the lease term. As the Company determined that it was estimable and probable that the expected fair value of the properties at the end of the lease term would be less than $62.7 million, the Company ratably accrued for the impairment loss over the remaining lease term. As of December 31, 2006, the total impairment loss accrual was $5.7 million. The fair value analysis on the properties was performed by management with the assistance of independent appraisal firms.

        The Company was also required to maintain restricted cash to serve as collateral for the synthetic lease. As of December 31, 2006, the balance of restricted cash and accrued interest income was $63.3 million.

        During fiscal 2007, the Company exercised its option to purchase the properties under the synthetic lease, which included land and buildings, for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, the Company determined that an impairment loss of $12.7 million existed, representing the difference between the properties' fair value of $50.0 million determined at the date of termination and the lease obligation of $62.7 million. As a result, the Company recorded an additional impairment loss of $7.0 million in fiscal 2007, representing the difference between the total impairment loss of $12.7 million and $5.7 million that had previously been accrued. In addition, the Company recorded $50.0 million related to the properties in "Property, plant and equipment, net" in the Consolidated Balance Sheet in fiscal 2007.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Asserted Claims

        In August 2006, Quantum Research Group added Cypress as a defendant in a lawsuit in the United States District Court, District of Baltimore, Maryland. The amended complaint served on Cypress alleges patent infringement, defamation, false light and unfair competition related to Cypress's PSoC microcontroller product as specifically programmed for a single customer. In June 2007, the parties received the claim construction order, and discovery and depositions have been completed since that time. Motions for summary judgment which, if granted, could end the case in Cypress's favor are currently pending. Cypress is being indemnified by a third party for this litigation. Cypress has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

        In October 2006, Cypress received a grand jury subpoena issued from the United States District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice ("DOJ") into possible antitrust violations in the static random access memory ("SRAM") industry. In December 2007, the Korean Federal Trade Commission ("KFTC") opened a criminal investigation into this same market. Cypress has made, and will continue to make available employees, documents and other relevant information to the DOJ's Antitrust Division to support the investigation. Cypress expects to provide the same assistance to the KFTC. Cypress has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

        In connection with the DOJ investigation discussed above, in October 2006, Cypress, along with a majority of the other SRAM manufacturers, was sued in over 82 purported consumer class action suits in various United States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws and unfair competition laws. The lawsuits seek restitution, injunction and damages in an unspecified amount. The cases are now consolidated in the United States District Court for the Northern District of California. The cases have been largely stayed with the exception of document production which Cypress continues to deliver to plaintiffs. In addition to the federal class action lawsuits, Cypress, along with a number of the SRAM manufacturers, was also sued in purported consumer anti-trust class action suits in three separate provinces in Canada. The Florida Attorney General's office has also filed a civil investigative demand on behalf of all Florida SRAM consumers. Cypress is engaged in document production in this matter that is consistent with the production being made to the civil plaintiffs and the DOJ. Cypress believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

        Cypress, along with several other co-defendants, is currently party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by Cypress and the co-defendants from Circuit Semantics, a business no longer in operation. Prior to filing this suit against Cypress, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco's trade secrets. Silvaco's complaint against Cypress alleges that Cypress misappropriated Silvaco's trade secrets by using Circuit Semantics' software previously purchased by Cypress. The Cypress trial, which began in September 2007 and was the first among the five co-defendants, is currently stayed pending an appeal of a preliminary ruling related to a statute of limitations issue. While Cypress has been engaged in the appeal process, three of the four remaining defendants have prevailed on motions for summary judgment that would result in a dismissal of the case on facts and

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. COMMITMENTS AND CONTINGENCIES (Continued)

arguments similar to Cypress's case. Silvaco has appealed these rulings. Cypress believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

        The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on the Company's own investigations, the Company does not believe the ultimate outcome of its current legal proceedings, individually and in the aggregate, will have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected.

Purchase Commitments

Polysilicon:

        SunPower has agreements with various suppliers of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors and manufacturers for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidation damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of December 30, 2007 and December 31, 2006, total purchase obligations related to such supply agreements were approximately $2,099.5 million and $717.6 million, respectively.

        The following table summarizes the future purchase obligations as of December 30, 2007:

(In thousands)
2008	$263,150
2009	380,557
2010	364,323
2011	371,633
2012	146,470
2013 and thereafter	573,362

Total	$2,099,495

        Under certain of these agreements, SunPower is required to make prepayments to the suppliers and manufacturers over the terms of the arrangements. As of December 30, 2007 and December 31, 2006, the balances of prepayments made by SunPower were $161.2 million and $77.6 million, respectively. As of December 30, 2007 and December 31, 2006, SunPower's future prepayment obligations related to these agreements totaled approximately $118.4 million and $168.8 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the future prepayment obligations as of December 30, 2007:

(In thousands)
2008	$58,433
2009	48,840
2010	11,100

Total	$118,373

Other:

        The Company's other purchase obligations include primarily other non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on the Company and that specify all significant terms, including quantity, price and timing. As of December 30, 2007 and December 31, 2006, non-cancelable purchase obligations totaled $219.3 million and $133.3 million, respectively.

        The following table summarizes the future purchase obligations as of December 30, 2007:

(In thousands)
2008	$217,851
2009	1,405

Total	$219,256

NOTE 20. JOINT VENTURES

Woongjin Energy Co., Ltd. ("Woongjin Energy")

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

        As of December 30, 2007, SunPower's investment in the joint venture totaled $4.4 million, which comprised of a 19.9% equity investment valued at $1.1 million and a $3.3 million convertible note that is convertible at SunPower's option into an additional 20.1% equity ownership in the joint venture. SunPower accounted for its joint venture in Woongjin Energy using the equity method of accounting. SunPower's share of Woongjin Energy's losses totaling $0.3 million in fiscal 2007 and was included in "Other income (expense), net" in the Consolidated Statements of Operations. Neither party has contractual obligations to provide any additional funding to the joint venture.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. JOINT VENTURES (Continued)

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

First Philec Solar Corporation ("First Philec Solar")

        In the fourth quarter of fiscal 2007, SunPower entered into an agreement with First Philippine Electric Corporation ("First Philec") to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to SunPower. This joint venture will operate in the Philippines, with silicon ingots to be supplied primarily from SunPower. SunPower expects to purchase an aggregate quantity of silicon wafers sufficient to support up to approximately 660 megawatts annually of solar cell manufacturing production based on SunPower's expected silicon utilization through the five-year wafer supply and sales agreement, which is anticipated to begin in the second half of fiscal 2008 when First Philec Solar's proposed manufacturing capacity is expected to become operational.

        As of December 30, 2007, SunPower had invested $0.9 million in First Philec Solar comprised of a 16.9% equity investment. SunPower accounted for its joint venture using the equity method of accounting.

NOTE 21. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

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

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories, nonvolatile memories and image sensor products
SunPower	a majority-owned subsidiary of Cypress specializing in solar products and services
Other	includes Silicon Light Machines and Cypress Systems, both majority-owned subsidiaries of Cypress, certain foundry-related services performed by Cypress, and certain corporate expenses

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION (Continued)

        The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Consumer and Computation Division	$357,671	$334,237	$303,587
Data Communications Division	117,755	131,930	156,490
Memory and Imaging Division	330,305	342,276	311,235
SunPower	774,790	236,510	78,736
Other	15,866	46,600	36,348

Total revenues	$1,596,387	$1,091,553	$886,396

Income (Loss) Before Income Taxes and Minority Interest:

        In assessing the financial results of the reportable business segments and making operating decisions, the Company's chief operating decision maker does not allocate certain expenses and items to the segments as described in the table below:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Consumer and Computation Division	$47,791	$18,615	$29,095
Data Communications Division	21,340	27,200	10,043
Memory and Imaging Division	42,306	27,297	(41,369)
SunPower	116,079	38,015	(9,656)
Other	(19,859)	(8,465)	(4,551)
Unallocated items:
Stock-based compensation expense	(112,604)	(47,452)	(5,581)
Amortization of intangibles and other acquisition-related costs	(62,189)	(20,607)	(45,147)
Restructuring charges(1)	(583)	(489)	(20,703)
Write-off of debt issuance costs	(19,920)	—	—
Reduction in allowance for uncollectible SPAP loans	7,479	—	—
Gain on divestitures	17,958	14,730	—
Gain on sale of SunPower's common stock	373,173	—	—
Gain on investments in equity securities	929	10,027	—
Impairment related to synthetic lease	(7,006)	(2,704)	(1,217)
Impairment of investments	(1,903)	(5,325)	(826)
Other	(4,714)	1,868	(3,305)

Income (loss) before income taxes and minority interest	$398,277	$52,710	$(93,217)

(1)
In fiscal 2005, restructuring charges included approximately $6.7 million of stock-based compensation (see Note 9). For the purpose of this table, this amount was included in the "Stock-based compensation expense" line item.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION (Continued)

Depreciation:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
Consumer and Computation Division	$33,531	$35,395	$39,649
Data Communications Division	11,459	14,446	20,988
Memory and Imaging Division	31,001	36,208	40,456
SunPower	27,335	16,363	7,127
Other	1,995	5,118	5,964

Total depreciation	$105,321	$107,530	$114,184

Geographical Information

        The following table presents the Company's total revenues by geographical locations:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(In thousands)
North America, primarily the United States	$582,977	$310,372	$265,487
Europe:
Spain	223,166	4,554	2,171
Germany	107,165	137,837	67,606
Other	161,988	101,287	72,835
Asia:
China	185,900	191,622	149,799
Taiwan	103,699	104,988	112,648
Japan	83,849	103,846	89,183
Other	147,643	137,047	126,667

Total revenues	$1,596,387	$1,091,553	$886,396

        Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
United States	$283,256	$313,331
Philippines	426,562	255,420
Other	4,554	3,267

Total property, plant and equipment, net	$714,372	$572,018

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION (Continued)

Customer Information

        No customers accounted for more than 10% of the Company's consolidated revenues for fiscal 2007 and 2006. One customer of Cypress, a distributor, accounted for approximately 11% of the Company's consolidated revenues for fiscal 2005.

NOTE 22. SUBSEQUENT EVENTS

Investments—Auction Rate Securities

        As of December 30, 2007, the carrying value of the Company's auction rate securities totaled $95.3 million, of which $27.5 million was classified as short-term investments and $67.8 million was classified as long-term investments (see Note 6). Subsequent to December 30, 2007, most of the Company's investments in auction rate securities were scheduled to reset. As of February 28, 2008, $44.9 million of the Company's auction rate securities have failed auctions, and the Company expects that the remaining balance of auction rate securities will fail, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event the Company needs to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, the Company has classified $67.8 million of auction rate securities as long-term investments as of December 30, 2007. This amount represents the balance of auction rate securities as of December 30, 2007 that had not been sold by the Company subsequent to the end of fiscal 2007.

        The Company determined that no other-than-temporary impairment losses existed as of December 30, 2007 as all holdings had successful auctions. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record an other-than-temporary impairment charge.

Stock Repurchase Program

        During the first quarter of fiscal 2008, the Company's Board of Directors approved an additional $300.0 million under the Fiscal 2007 Stock Repurchase Program, bringing the total amount that may be used for stock purchases to $600.0 million. As of February 28, 2008, the Company used $269.1 million in cash to repurchase a total of 12.2 million shares at an average price of $22.02, leaving $330.9 million available for future expenditure under the Fiscal 2007 Stock Repurchase Program.

Joint Venture—NorSun AS ("NorSun")

        In January 2008, SunPower entered into a long-term polysilicon supply agreement (the "First Polysilicon Agreement") with NorSun. The First Polysilicon Agreement provides the general terms and conditions pursuant to which NorSun is to sell, and SunPower is to purchase, specified annual quantities of polysilicon at specified prices from fiscal 2010 through 2019. The First Polysilicon Agreement provides that NorSun's obligation to sell polysilicon is conditioned upon receipt of polysilicon from NorSun's joint venture with Swicorp Joussour Company and Chemical Development

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. SUBSEQUENT EVENTS (Continued)

Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. NorSun will initially hold a 50% equity interest in the joint venture company.

        In January 2008, SunPower and the anticipated shareholders of the joint venture company also agreed upon the terms and conditions of an additional long-term polysilicon supply agreement (the "Second Polysilicon Agreement" and, together with the First Polysilicon Agreement, the "Supply Agreements") between SunPower and the joint venture company, which is in the process of formation. The Second Polysilicon Agreement provides the general terms and conditions pursuant to which the joint venture company is to sell, and SunPower is to purchase, specified annual quantities of polysilicon at specified prices from fiscal 2010 through 2019. The Second Polysilicon Agreement provides that the joint venture company's obligation to sell polysilicon is conditioned upon the new polysilicon manufacturing facility achieving commercial operation.

        If applicable conditions under the Supply Agreements are satisfied, the aggregate quantity of polysilicon to be purchased by SunPower from fiscal 2010 through 2019 is expected to satisfy production requirements for up to approximately 2,500 megawatts of solar cell manufacturing based on SunPower's expected polysilicon utilization during such period.

        In connection with the Supply Agreements, NorSun and SunPower entered into an Option Agreement (the "Option Agreement"), which provides the general terms and conditions pursuant to which SunPower will deliver cash advance payments to NorSun for the purchase of polysilicon under the First Polysilicon Agreement, which NorSun will use to fund its portion of the equity investment in the joint venture company. SunPower will provide a letter of credit or deposit funds in an escrow account to secure NorSun's right to such advance payments. Under the terms of the Option Agreement, SunPower may exercise a call option and apply the advance payments to purchase fifty percent, subject to certain adjustments, of NorSun's equity interest in the joint venture. SunPower may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put fifty percent, subject to certain adjustments, of its equity interest in the joint venture to SunPower. NorSun's option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. NorSun will grant a security interest in its equity interest in the joint venture subject to the put-call option to secure its obligations under the Option Agreement. If either the call option or the put option is exercised, (i) the parties will credit any advance payments for polysilicon against the option's exercise price, (ii) the First Polysilicon Agreement will terminate, and (iii) SunPower will assume NorSun's rights and obligations under a long-term polysilicon supply agreement between NorSun and the joint venture company pursuant to which the joint venture company will sell, and SunPower will purchase, specified annual quantities of polysilicon at specified prices from fiscal 2010 through 2019, representing the same quantities and prices under, and on terms and conditions substantially similar to, the First Polysilicon Agreement.

Joint Ventures—Woongjin Energy and First Philec Solar

        In connection with the Woongjin Energy joint venture (see Note 20), SunPower and Woongjin Holding provided Woongjin Energy with additional funding through capital investments in which SunPower invested an additional $5.4 million in the joint venture in January 2008. As a result, SunPower's equity investment in the joint venture increased from 19.9% to 27.4%. In addition, if

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. SUBSEQUENT EVENTS (Continued)

SunPower elects to convert the convertible note, its equity ownership in the joint venture would increase by an additional 12.6%.

        In connection with the First Philec Solar joint venture (see Note 20), SunPower invested an additional $0.2 million in the joint venture in January 2008. As a result, SunPower's equity investment in the joint venture increased from 16.9% to 20.0%.

Escrow from the Acquisition of PowerLight

        In January 2008, following the first anniversary of the closing date of the PowerLight acquisition (see Note 3), SunPower released approximately one-half of the original escrow amount, leaving approximately $11.8 million in cash and approximately 0.4 million shares of SunPower's class A common stock in escrow. SunPower's rights to recover damages under several provisions of the acquisition agreement also expired in January 2008. SunPower is now entitled to recover only limited types of losses, and its recovery will be limited to the amount available in the escrow fund at the time of a claim.

Amended Credit Agreement with Wells Fargo

        In February 2008, SunPower entered into an amendment to the credit agreement with Wells Fargo (see Note 15), increasing the unsecured letter of credit subfeature from $40.0 million to $50.0 million. Under the new credit agreement, SunPower may request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. SunPower agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness owed by SunPower to Wells Fargo under the letter of credit subfeature, as collateral securing such outstanding indebtedness.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the "Company") at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.

        As discussed in Note 18 of Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for its uncertain tax positions in fiscal 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded SunPower Corporation, Systems ("SP Systems"), formerly known as PowerLight Corporation, from its assessment of internal control over financial reporting as of December 30, 2007 because it was acquired by SunPower Corporation ("SunPower"), a majority-owned subsidiary of the Company, in a purchase business combination during fiscal 2007. We have also excluded SP Systems from our audit of internal control over financial reporting. SP Systems is a wholly-owned subsidiary of SunPower. SP Systems' total assets and total revenues represented 16% and 29%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 2, 2008

UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	December 30, 2007	September 30, 2007	July 1, 2007	April 1, 2007
	(In thousands, except per-share amounts)
Revenues	$431,214	$449,535	$372,786	$342,852
Gross margin	$151,330	$141,999	$122,748	$132,305
Net income (loss)	$3,138	$29,823	$363,360	$(2,021)
Net income (loss) per share—basic	$0.02	$0.19	$2.39	$(0.01)
Net income (loss) per share—diluted	$0.01	$0.18	$2.29	$(0.01)

	Three Months Ended
	December 31, 2006	October 1, 2006	July 2, 2006	April 2, 2006
	(In thousands, except per-share amounts)
Revenues	$286,973	$290,207	$265,236	$249,137
Gross margin	$119,362	$123,558	$113,893	$103,412
Net income	$15,840	$10,714	$5,847	$7,081
Net income per share—basic	$0.11	$0.08	$0.04	$0.05
Net income per share—diluted	$0.09	$0.06	$0.04	$0.05

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

Management's Report on Internal Control over Financial Reporting

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

        We assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 30, 2007.

        Our evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2007 excluded the internal control over financial reporting of SunPower Corporation, Systems ("SP Systems"), formerly known as PowerLight Corporation, because SP Systems was acquired by SunPower Corporation ("SunPower"), a majority-owned subsidiary of Cypress, in a purchase business combination during fiscal 2007. SP Systems is a wholly-owned subsidiary of SunPower whose total assets and total revenues represented 16% and 29%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2007.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on pages 156 - 157 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K. We will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled "Proposal One—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        The information required by this item concerning our executive officers is incorporated by reference from the information set forth in the sections titled "Executive Officers" under Item 1 of this Annual Report on Form 10-K and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled "Board Structure and Compensation" in our Proxy Statement.

        We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.

        The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Board Structure and Compensation" in our Proxy Statement. There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal 2007.

        On May 17, 2007, we submitted our 303A Annual Chief Executive Officer Certification to the New York Stock Exchange.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section titled "Executive Compensation" in our Proxy Statement.

        The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled "Board Structure and Compensation" in our Proxy Statement.

        The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee of the Board of Directors" in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement.

        The information required by this item regarding our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled "Certain Relationships and Related Transactions" in our Proxy Statement.

        The information required by this item regarding director independence is incorporated by reference from the information set forth in the section titled "Board Structure and Compensation" in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item regarding fees and services is incorporated by reference from the information set forth in the section titled "Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm" in our Proxy Statement.

        The information required by this item regarding the audit committee's pre-approval policies and procedures is incorporated by reference from the information set forth in the section titled "Report of the Audit Committee of the Board of Directors" in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

        1.    Financial Statements:

        2.    Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	167

        All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

        3.    Exhibits:

Incorporated by References
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.	10-Q	4/1/2001
2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.	10-Q	4/1/2001
2.3	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.	10-Q	7/1/2001
2.4	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).	10-Q	9/30/2001

2.5	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.	10-Q	9/30/2001
2.6	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.7	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.8	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.	10-K	12/30/2001
2.9	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.	8-K	8/13/2004
2.10	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005
2.11	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.	8-K	2/15/2005
2.12	Agreement and Plan of Merger dated November 7, 2005 by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005
2.13	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor Corporation and NetLogic Microsystems, Inc.	8-K	2/21/2006
2.14	Asset Purchase Agreement, dated February 27, 2007, by and between Sensata Technologies, Inc. and Cypress Semiconductor Corporation.	8-K	3/20/2007

2.15	Agreement for the Purchase and Sale of Assets, dated August 29, 2007, by and between NetLogic Microsystems, Inc. and Cypress Semiconductor Corporation.	8-K	9/5/2007
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Bylaws, as Amended, of Cypress Semiconductor Corporation.	10-K	12/29/2002
3.3	Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	4/3/2005
3.4	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	6/23/2005
3.5	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	7/3/2005
3.6	Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	3/31/2006
4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000
4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000
4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003
4.4	Indenture dated as of March 13, 2007 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	5/17/2007
4.5	Registration Rights Agreement—1.00% Convertible Senior Notes due September 15, 2009.	10-Q	7/1/2007
10.1	Form of Indemnification Agreement.	S-1	3/4/1987
10.2	Cypress Semiconductor Corporation 1994 Stock Option Plan.	10-K	1/2/2000
10.3	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.	S-8	12/10/1998
10.4	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.	10-K	1/3/1999
10.5	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.	S-8	4/20/1999
10.6	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.7	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.8	Amendment to 1999 Nonstatutory Stock Option Plan.	10-Q	6/29/2003
10.9	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003

10.10	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.11	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003
10.12	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	9/28/2003
10.13	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004
10.14	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	1/2/2005
10.15	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004	10-K	1/2/2005
10.16	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.17	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.18	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.19	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006
10.20*	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006
10.21	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006
10.22	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.23	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007
10.24	Amendment No. 2 to Loan and Security Agreement dated as of December 11, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.25	Amendment No. 3 to Loan and Security Agreement dated as of December 21, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.26	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.27	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.28	Cypress Semiconductor Corporation 1994 Stock Plan, as amended and restated on May 3, 2007.	8-K	5/7/2007
10.29	Consent and Amendment No. 4 to Loan and Security Agreement dated March 5, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.30	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.31	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.32	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.33	Cypress Semiconductor Corporation 1994 Stock Plan, as amended and restated on May 11, 2007.	10-Q	7/1/2007
10.34	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.			x
10.35	Amendment No. 5 to Loan and Security Agreement dated December 20, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.			x
21.1	Subsidiaries of Cypress Semiconductor Corporation.			x
23.1	Consent of Independent Registered Public Accounting Firm.			x
24.1	Power of Attorney (reference is made to page 168 of this Annual Report on Form 10-K).			x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x

*
Confidential treatment has been requested for portions of this exhibit.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/ Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 30, 2007	$2,263	$916	$(636)	$2,543
Year ended December 31, 2006	$1,596	$1,869	$(1,202)	$2,263
Year ended January 1, 2006	$878	$906	$(188)	$1,596
Allowance for sales returns:
Year ended December 30, 2007	$3,024	$7,023	$(6,606)	$3,441
Year ended December 31, 2006	$2,056	$7,384	$(6,416)	$3,024
Year ended January 1, 2006	$2,717	$6,283	$(6,944)	$2,056
Allowance for uncollectible loans under the stock purchase assistance plan:
Year ended December 30, 2007	$8,345	$(7,479)	$(84)	$782
Year ended December 31, 2006	$8,469	$—	$(124)	$8,345
Year ended January 1, 2006	$8,469	$—	$—	$8,469

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION
Dated: March 2, 2008	By:	/s/ BRAD W. BUSS Brad W. Buss Executive Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T.J. Rodgers and Brad W. Buss, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. J. RODGERS T. J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2008
/s/ BRAD W. BUSS Brad W. Buss	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2008
/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	March 2, 2008
/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director	March 2, 2008
/s/ LLOYD A. CARNEY Lloyd A. Carney	Director	March 2, 2008
/s/ JAMES R. LONG James R. Long	Director	March 2, 2008
/s/ J. DANIEL MCCRANIE J. Daniel McCranie	Director	March 2, 2008
/s/ EVERT P. VAN DE VEN Evert P. van de Ven	Director	March 2, 2008