Form 10-Q
period 2008-03-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2008-05-09
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The total number of outstanding shares of the registrant’s common stock as of April 30, 2008 was 150,563,294.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our exit plan for the Texas manufacturing facility; our intention and ability to defend ourselves in our pending litigation and investigations; the calculation of our unrecognized tax benefits; our ability to transform our business with a leading portfolio of programmable products; our ability to bring to market new products; Cypress’s intent to fully realize its investment in SunPower; the contribution of SunPower’s business to our total revenues; the rate of customer acceptance of our products and our resulting market share; dilution of Cypress’s ownership in SunPower; the expected impact of the revenue model conversion of certain distributors in Asia on our revenues and gross margin;  the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; the expected volume of SunPower’s supply agreements for raw materials, such as polysilicon, used in the manufacturing of SunPower’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our ability to manage our interest rate and exchange rate exposure; our anticipation regarding research and development and selling, general and administrative expenses in future periods; our intention to hold our auction rate securities for a sufficient time to allow the value to recover; and our expectations regarding our outstanding warranty liability. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, our ability to locate a buyer for our Texas manufacturing facility; our ability to successfully convert our revenue model with certain distributors in Asia; our success in our pending litigation and investigation matters; and the materialization of one or more of the risks set forth above or in Item 1A in this Quarterly Report on Form 10-Q.

ITEM 1.  FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30, 2008	December 30, 2007
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$737,519	$1,093,657
Short-term investments	219,444	332,748
Accounts receivable, net	250,498	236,275
Inventories, net	312,296	247,587
Other current assets	239,418	157,272
Total current assets	1,759,175	2,067,539
Property, plant and equipment, net	748,098	714,372
Goodwill	545,680	534,473
Intangible assets, net	55,442	58,858
Other assets	379,000	350,707
Total assets	$3,487,395	$3,725,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,099	$171,126
Accrued compensation and employee benefits	51,698	46,192
Deferred income	43,034	38,452
Income taxes payable	18,375	16,242
Convertible debt	—	1,025,000
Other current liabilities	162,086	197,535
Total current liabilities	473,292	1,494,547
Deferred income taxes and other tax liabilities	59,048	57,915
Convertible debt	1,025,000	—
Other long-term liabilities	73,920	74,655
Total liabilities	1,631,260	1,627,117
Commitments and contingencies (Note 9)
Minority interest	394,909	378,400
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 193,754 and 192,332 shares issued; 150,234 and 161,648 shares outstanding at March 30, 2008 and December 30, 2007, respectively	1,938	1,923
Additional paid-in-capital	2,381,086	2,344,866
Accumulated other comprehensive income	12,267	11,632
Accumulated deficit	(48,190)	(31,881)
	2,347,101	2,326,540
Less: shares of common stock held in treasury, at cost; 43,520 and 30,684 shares at March 30, 2008 and December 30, 2007, respectively	(885,875)	(606,108)
Total stockholders’ equity	1,461,226	1,720,432
Total liabilities and stockholders’ equity	$3,487,395	$3,725,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands, except per-share amounts)
Revenues	$442,083	$342,852
Costs and expenses (credits):
Cost of revenues	305,402	210,547
Research and development	48,792	52,370
Selling, general and administrative	89,879	68,705
Amortization of intangible assets	5,976	9,220
In-process research and development charge	—	9,575
Impairment related to synthetic lease	—	7,006
Gains on divestitures	—	(10,782)
Restructuring charges	2,412	—
Total costs and expenses, net	452,461	346,641
Operating loss	(10,378)	(3,789)
Interest income	13,454	7,620
Interest expense	(2,969)	(2,363)
Other expense, net	(3,573)	(4,116)
Loss before income tax and minority interest	(3,466)	(2,648)
Income tax benefit (provision)	(7,283)	993
Minority interest, net of tax	(5,560)	(366)
Net loss	$(16,309)	$(2,021)
Net loss per share:
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)
Shares used in net loss per share calculation:
Basic	154,960	155,699
Diluted	154,960	155,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Cash flow from operating activities:
Net loss	$(16,309)	$(2,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,381	37,476
Stock-based compensation	30,697	22,105
Excess tax benefits from stock-based compensation	(4,361)	—
In-process research and development charge	—	9,575
Impairment of property and equipment	7,223	—
Impairment related to synthetic lease	—	7,006
Impairment of investments	213	601
Write-off of unamortized debt issuance costs	2,529	4,651
Gain on divestitures	—	(10,782)
Gain on investments in equity securities	—	(929)
Interest on stock purchase assistance plan (“SPAP”) loans	(12)	(435)
Reduction in allowance for uncollectible SPAP loans	(88)	—
Restructuring charges	2,412	—
Loss on sale/retirement of property and equipment, net	827	50
Deferred income taxes	69	(5,349)
Minority interest	5,560	366
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	(10,552)	17,655
Inventories	(56,928)	(31,923)
Other assets	(38,259)	(21,217)
Accounts payable and other liabilities	(20,520)	(34,326)
Deferred income	4,582	(10,118)
Net cash used in operating activities	(58,536)	(17,615)
Cash flow from investing activities:
Purchases of available-for-sale investments	(86,644)	(41,823)
Proceeds from sales or maturities of available-for-sale investments	190,764	95,915
Reduction in employee deferred compensation plan	(410)	(711)
Cash paid for other investments	(5,625)	—
Proceeds from divestitures	—	63,950
Acquisitions of property, plant and equipment	(60,597)	(67,349)
Cash used for acquisition, net of cash acquired	(13,484)	(98,645)
Increase in restricted cash	(55,550)	(417)
Proceeds from settlement of SPAP loan principal	211	3,101
Proceeds from sales of property and equipment	44	38
Net cash used in investing activities	(31,291)	(45,941)
Cash flow from financing activities:
Repayment of borrowings	—	(3,563)
Redemption of convertible debt	—	(179,735)
Proceeds from issuance of convertible debt	—	800,000
Debt issuance costs	—	(18,041)
Purchase of convertible note hedge, net of proceeds from issuance of warrants	—	(16,967)
Repurchases of common shares	(277,073)	(571,033)
Withholdings of common shares for tax obligations on vested restricted stock	(7,655)	—
Proceeds from issuance of common shares under employee stock plans	7,239	18,247
Excess tax benefits from stock-based compensation	4,361	—
Net cash provided by (used in) financing activities	(273,128)	28,908
Effect of exchange rate changes on cash and cash equivalents	6,817	—
Net decrease in cash and cash equivalents	(356,138)	(34,648)
Cash and cash equivalents, beginning period	1,093,657	413,536
Cash and cash equivalents, end of period	$737,519	$378,888
Supplemental disclosure of non-cash information:
Additions to property, plant and equipment	$4,446	$4,707
Purchase of properties under the synthetic lease, using restricted cash collateral	$—	$50,087
Issuance of common shares from redemption of convertible debt	$—	$419,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter.  In a 53-week fiscal year, the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2008 and 2007 consist of 52 weeks. The first quarter of fiscal 2008 ended on March 30, 2008 and the first quarter of fiscal 2007 ended on April 1, 2007.

Basis of Presentation

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial information included therein. The Company believes that the disclosures are adequate to make the information not misleading. However, this financial data should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

The consolidated results of operations for the three months ended March 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157:

Effective December 31, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•                    Level 1 -  Quoted prices in active markets for identical assets or liabilities;

•                    Level 2 -  Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•                    Level 3 -  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 30, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments:
Commercial paper	$—	$71,423	$953	$72,376
Federal agency notes	53,372	—	—	53,372
Money market funds	575,852	—	—	575,852
Treasury bills	67,900	—	—	67,900
Corporate notes/bonds	—	95,238	—	95,238
Auction rate securities	—	—	74,962	74,962
Marketable equity securities	9,101	—	—	9,101
Employee deferred compensation plan	27,153	—	—	27,153
Derivative instruments:
Warrants	—	943	—	943
Foreign currency forward contracts	—	66	—	66
Total	$733,378	$167,670	$75,915	$976,963

Liabilities
Employee deferred compensation plan	$27,504	$—	$—	$27,504
Derivative instruments:
Foreign currency forward contracts	—	13,956	—	13,956
Total	$27,504	$13,956	$—	$41,460

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 30, 2008:

	Commercial Paper	Auction Rate Securities	Total
	(In thousands)
Balance as of December 30, 2007	$1,065	$—	$1,065
Transfer from Level 2	—	67,800	67,800
Purchases	—	10,000	10,000
Impairment loss recorded in “Other expense, net”	(112)	—	(112)
Unrealized loss recorded in “Accumulated other comprehensive income”	—	(2,838)	(2,838)
Balance as of March 30, 2008	$953	$74,962	$75,915

As of March 30, 2008, the Company has identified one investment in commercial paper issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover the maturing obligations. The amount of the write-down was determined by comparing the carrying value to the valuation of the underlying assets of the fund.

See Note 7 for a detailed discussion of the Company’s auction rate securities.

Other Pronouncements:

Effective December 31, 2007, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated results of operations and financial condition.

NOTE 2.  SUNPOWER

As of March 30, 2008 and December 30, 2007, Cypress held approximately 44.5 million shares of SunPower class B common stock. The following table summarizes Cypress’s ownership in SunPower:

	As of
	March 30, 2008	December 30, 2007
As a percentage of SunPower’s outstanding capital stock	56%	56%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	52%	51%
As a percentage of the total voting power of SunPower’s outstanding capital stock	90%	90%

The fair value of Cypress’s ownership interest in SunPower was approximately $3.3 billion and $5.8 billion based on the closing prices of SunPower’s common stock of $73.63 and $131.05 per share as of March 30, 2008 and December 30, 2007, respectively. As the Company’s financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

As of March 30, 2008, there were no outstanding lock-up agreements between Cypress, SunPower and any third parties under which Cypress agrees not to sell any of its SunPower class B common stock.

NOTE 3.  BUSINESS COMBINATIONS

PowerLight / SP Systems

During the first quarter of fiscal 2007, SunPower completed the acquisition of PowerLight (which was subsequently renamed to SunPower Corporation, Systems (“SP Systems”)). Of the total consideration issued for the acquisition, approximately $23.7 million in cash and 0.7 million shares of SunPower class A common stock, with a total aggregate value of $118.1 million as of December 30, 2007, were held in escrow as security for the indemnification obligations of certain former PowerLight shareholders.

In January 2008, following the first anniversary of the acquisition date, SunPower authorized the release of approximately one-half of the original escrow amount, leaving approximately $12.8 million in cash and approximately 0.4 million shares of its class A common stock, with a total aggregate value of $39.8 million as of March 30, 2008. SunPower’s rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the acquisition date.  As a result, SunPower is now entitled to recover only limited types of losses, and its recovery will be limited to the amount available in the escrow fund at the time of a claim. The remaining amount in the escrow fund will be progressively reduced to zero on each anniversary of the acquisition date over a period of five years.

Solar Solutions

In January 2008, SunPower acquired Solar Solutions, a solar systems integration and product distribution company based in Italy, for approximately $13.5 million.  The acquisition was not material to the Company’s consolidated financial condition and results of operations.

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments:

	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Total
	(In thousands)
Balance at December 30, 2007	$129,740	$138,436	$81,613	$184,684	$534,473
Additions	—	—	—	11,207	11,207
Balance at March 30, 2008	$129,740	$138,436	$81,613	$195,891	$545,680

During the first quarter of fiscal 2008, SunPower recorded additional goodwill of $11.2 million, which was primarily related to the acquisition of Solar Solutions.

Intangible Assets

The following tables present details of the Company’s intangible assets:

As of March 30, 2008	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$241,947	$(212,273)	$29,674
Patents, tradenames, customer relationships and backlog	61,747	(37,871)	23,876
Other	6,066	(5,330)	736
Total acquisition-related intangible assets	309,760	(255,474)	54,286
Other intangible assets	4,011	(2,855)	1,156
Total intangible assets	$313,771	$(258,329)	$55,442

As of December 30, 2007	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$241,947	$(209,107)	$32,840
Patents, tradenames, customer relationships and backlog	58,851	(35,128)	23,723
Other	6,066	(5,263)	803
Total acquisition-related intangible assets	306,864	(249,498)	57,366
Other intangible assets	4,011	(2,519)	1,492
Total intangible assets	$310,875	$(252,017)	$58,858

During the first quarter of fiscal 2008, SunPower recorded additional intangible assets of $2.9 million, which was related to the acquisition of Solar Solutions.

As of March 30, 2008, the estimated future amortization expense was as follows:

	Cypress	SunPower	Consolidated
	(In thousands)
2008 (remaining nine months)	$3,532	$12,039	$15,571
2009	859	15,420	16,279
2010	350	13,907	14,257
2011	315	4,137	4,452
2012 and thereafter	861	4,022	4,883
Total amortization expense	$5,917	$49,525	$55,442

NOTE 5.  RESTRUCTURING

Fiscal 2007 Restructuring Plan

During the fourth quarter of fiscal 2007, the Company’s Board of Directors approved a restructuring plan to exit Cypress’s manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). Under the Fiscal 2007 Restructuring Plan, the Company plans to transition production from the Texas facility to its more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. The Company currently plans to continue operations at the Texas facility through the third quarter of fiscal 2008 and expects to complete the exit plan by the end of fiscal 2008. The exact timing of the exit plan could vary considerably if the Company locates a potential buyer. The exit plan will include the termination of employees and the disposal of assets, primarily consisting of the building and manufacturing equipment, located in the Texas facility. The Fiscal 2007 Restructuring Plan does not involve the discontinuation of any material product lines or other functions.

To date, the Company recorded total restructuring charges of $3.0 million related to the Fiscal 2007 Restructuring Plan, of which $2.8 million was related to personnel costs and $0.2 million was related to other exit costs.  Restructuring reserve activities related to personnel costs are as follows:

(In thousands)	Personnel Costs
Initial provision	$355
Cash payments	—
Balance at December 30, 2007	355
Additional provision	2,412
Cash payments	—
Balance at March 30, 2008	$2,767

In connection with the Fiscal 2007 Restructuring Plan, the Company expects to eliminate approximately 240 positions in the Texas facility in fiscal 2008. These employees are primarily in the manufacturing functions. As these employees continue to provide services during fiscal 2008, the Company recognizes the severance and benefit costs associated with these employees ratably over the service period in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  During the first quarter of fiscal 2008, the Company accrued an additional provision of $2.4 million for severance and benefit costs.  No employees have been terminated as of March 30, 2008.

NOTE 6.  BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Accounts receivable, gross	$255,689	$242,259
Allowance for doubtful accounts receivable and sales returns	(5,191)	(5,984)
Total accounts receivable, net	$250,498	$236,275

Inventories, Net

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Raw materials	$110,928	$104,284
Work-in-process	93,930	72,964
Finished goods	107,438	70,339
Total inventories, net	$312,296	$247,587

Other Current Assets

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Deferred tax assets	$8,681	$8,681
Restricted cash related to letters of credit	30,727	—
Prepayment to polysilicon suppliers	59,612	52,277
Other prepaid expenses	24,076	22,758
Costs and estimated earnings in excess of billings	61,675	39,136
Deferred project costs	7,101	8,316
VAT receivable	29,401	7,824
Other current assets	18,145	18,280
Total other current assets	$239,418	$157,272

Other Assets

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Restricted cash related to:
Customer advances	$20,000	$20,000
Letters of credit	72,710	47,887
Employee deferred compensation plan	27,153	29,449
Prepayments to polysilicon suppliers	105,066	108,943
Investments:
Debt securities	75,915	68,865
Equity securities	15,847	14,969
Joint ventures	11,473	5,304
Debt issuance costs, net	—	2,529
VAT receivable	17,968	24,269
Other assets	32,868	28,492
Total other assets	$379,000	$350,707

Other Current Liabilities

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Employee deferred compensation plan	$27,504	$30,754
Customer advances	11,490	9,250
Billings in excess of costs and estimated earnings	28,251	69,900
Warranty reserve	12,194	10,502
Accrued sales representative commissions	3,978	5,124
Accrued royalties	4,966	4,476
VAT payable	17,702	18,189
Other current liabilities	56,001	49,340
Total other current liabilities	$162,086	$197,535

Deferred Income Taxes and Other Tax Liabilities

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Deferred income taxes	$7,455	$6,932
Non-current tax liabilities	51,593	50,983
Total deferred income taxes and other tax liabilities	$59,048	$57,915

Other Long-Term Liabilities

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Customer advances	$58,320	$60,153
Warranty reserve	7,323	6,693
Other long-term liabilities	8,277	7,809
Total other long-term liabilities	$73,920	$74,655

NOTE 7.  INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company’s available-for-sale investments:

As of March 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$18,083	$1	$—	$18,084
Federal agency notes	7,996	2	—	7,998
Money market funds	575,852	—	—	575,852
Treasury bills	47,979	—	(21)	47,958
Total cash equivalents	649,910	3	(21)	649,892
Short-term investments:
Commercial paper	53,292	47	—	53,339
Federal agency notes	44,870	504	—	45,374
Corporate notes/bonds	94,884	483	(129)	95,238
Treasury bills	19,956	2	(16)	19,942
Marketable equity securities	1,053	4,498	—	5,551
Total short-term investments	214,055	5,534	(145)	219,444
Long-term investments:
Auction rate securities	77,796	4	(2,838)	74,962
Commercial paper	953	—	—	953
Marketable equity securities	3,041	509	—	3,550
Total long-term investments	81,790	513	(2,838)	79,465
Total available-for-sale securities	$945,755	$6,050	$(3,004)	$948,801

As of December 30, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$75,766	$1	$(1)	$75,766
Money market funds	868,319	—	—	868,319
Total cash equivalents	944,085	1	(1)	944,085
Short-term investments:
Commercial paper	124,133	17	(1)	124,149
Federal agency notes	48,874	233	—	49,107
Corporate notes/bonds	114,824	234	(120)	114,938
Auction rate securities	27,520	—	—	27,520
Asset-backed securities	10,527	113	—	10,640
Marketable equity securities	1,053	5,341	—	6,394
Total short-term investments	326,931	5,938	(121)	332,748
Long-term investments:
Auction rate securities	67,797	3	—	67,800
Commercial paper	1,065	—	—	1,065
Marketable equity securities	3,142	100	(411)	2,831
Total long-term investments	72,004	103	(411)	71,696
Total available-for-sale securities	$1,343,020	$6,042	$(533)	$1,348,529

Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  The auction rate securities held by the Company are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

As of March 30, 2008, all of the Company’s auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event the Company needs to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, the Company has classified all of its auction rate securities as long-term investments as of March 30, 2008.

During the first quarter of fiscal 2008, the Company performed an analysis to assess the fair value of the auction rate securities.  In the absence of a liquid market to value these securities, the Company prepared a valuation model based on a discounted cash flow with the following key assumptions:

•                    5 years to liquidity;

•                    continued receipt of contractual interest which provides a premium spread for failed auctions; and

•                    discount rates ranging from 3.0% to 7.9%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities would be valued at approximately 96% of their stated par value, representing a decline in value of approximately $2.8 million.  As the Company determined that the lack of liquidity in the market for auction rate securities is temporary in nature and that it has the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary.  Therefore, the Company recorded the amount in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of March 30, 2008.

As of March 30, 2008, contractual maturities of the Company’s available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$836,164	$836,580
Maturing in one to three years	26,748	27,205
Maturing in more than three years	78,749	75,915
Total	$941,661	$939,700

Realized gains and losses from sales of non-equity investments were immaterial for the three months ended March 30, 2008 and April 1, 2007.

Proceeds from sales and maturities of available-for-sale investments were $190.8 million and $95.9 million for the three months ended March 30, 2008 and April 1, 2007, respectively.

Investments in Equity Securities

The following table summarizes the Company’s investments in equity securities recorded in the Condensed Consolidated Balance Sheets:

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Short-term investments:
Available-for-sale equity securities	$5,551	$6,394
Long-term investments:
Available-for-sale equity securities	3,550	2,831
Non-marketable equity securities	12,297	12,138
Total long-term investments	15,847	14,969
Total equity investments	$21,398	$21,363

Sale of Equity Investments:

During the first quarter of fiscal 2007, the Company sold its equity investments in two public companies for $4.5 million and recognized total gains of $0.9 million.  The Company did not sell any equity investments during the first quarter of fiscal 2008.

Impairment of Investments

The Company reviews its investments periodically for impairment and recognizes an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. The Company recorded impairment charges of $0.2 million and $0.6 million for the three months ended March 30, 2008 and April 1, 2007, respectively, as the decline in value of certain investments was determined to be other-than-temporary.

Investments in Joint Ventures

As of March 30, 2008 and December 30, 2007, SunPower’s investments in certain joint ventures totaled $11.5 million and $5.3 million, respectively.  These joint ventures are accounted for under the equity method of accounting (see Note 16).

Employee Deferred Compensation Plan

The Company has a deferred compensation plan, which provides certain key employees, including the Company’s executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-free basis. The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain the Company’s assets and are subject to claims of general creditors.

The Company accounts for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other expense, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income.  As of March 30, 2008 and December 30, 2007, the fair value of the assets was $27.2 million and $29.4 million, respectively, and the fair value of the liabilities was $27.5 million and $30.8 million, respectively.

All expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Changes in fair value of assets recorded in:
Other expense, net	$(2,536)	$(154)
Changes in fair value of liabilities recorded in:
Cost of revenues	943	(129)
Research and development expenses	1,085	(149)
Selling, general and administrative expenses	829	(113)
Total income (expense)	$321	$(545)

NOTE 8.  STOCK-BASED COMPENSATION

The following tables summarize the stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 30, 2008			April 1, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Cost of revenues	$3,617	$3,714	$7,331	$2,871	$2,250	$5,121
Research and development	4,911	811	5,722	3,658	501	4,159
Selling, general and administrative	7,661	9,983	17,644	4,973	7,852	12,825
Total stock-based compensation expense	$16,189	$14,508	$30,697	$11,502	$10,603	$22,105

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $7.2 million for the three months ended March 30, 2008 and $18.2 million for the three months ended April 1, 2007. The Company recognized an income tax benefit from stock option exercises of $4.4 million during the three months ended March 30, 2008.  No income tax benefit was realized from stock option exercises during the three months ended April 1, 2007.

As of March 30, 2008 and December 30, 2007, stock-based compensation capitalized in inventories totaled $6.4 million ($5.4 million for Cypress and $1.0 million for SunPower) and $5.0 million ($4.6 million for Cypress and $0.4 million for SunPower), respectively.

The following tables summarize the stock-based compensation expense by type of awards:

	Three Months Ended
	March 30, 2008			April 1, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$6,492	$1,187	$7,679	$8,668	$4,689	$13,357
Restricted stock and restricted stock units	8,247	7,315	15,562	1,558	1,192	2,468
Shares released from re-vesting restrictions	—	6,006	6,006	—	4,722	4,722
Employee stock purchase plan (“ESPP”)	1,450	—	1,450	1,276	—	1,558
Total stock-based compensation expense	$16,189	$14,508	$30,697	$11,502	$10,603	$22,105

In connection with the acquisition of PowerLight in fiscal 2007, 1.1 million shares of SunPower’s class A common stock issued to employees of PowerLight and 0.5 million of shares issuable upon exercise of assumed PowerLight stock options, which were valued at $60.4 million at the date of acquisition, are subject to certain transfer restrictions and a repurchase option by SunPower. As the re-vesting restrictions of these shares lapse over a two-year period, stock-based compensation related to the shares is being amortized over a two-year period.

Valuation Assumptions

The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model with the following assumptions:

Cypress:

Three Months Ended
	March 30, 2008	April 1, 2007
Stock Option Plans:
Expected life	2.1-8.4 years	2.1-8.4 years
Volatility	48.9%-54.6%	33.0%-42.7%
Risk-free interest rate	1.40%-3.48%	4.5%-4.9%
Dividend yield	0.0%	0.0%

SunPower:

Three Months Ended
April 1, 2007
Stock Option Plans:
Expected life	6.5 years
Volatility	51.0%
Risk-free interest rate	4.68%
Dividend yield	0.0%

No options were granted during the three months ended March 30, 2008.

Equity Incentive Program Related to Cypress’s Common Stock

As of March 30, 2008, approximately 4.6 million shares of stock options or 2.5 million shares of restricted stock units were available for grant under the Amended 1994 Stock Plan.  As of March 30, 2008, approximately 2.3 million shares of stock options were available for grant under the 1999 Stock Option Plan.

Stock Options:

The following table summarizes Cypress’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Outstanding as of December 30, 2007	19,662	$16.80
Granted	243	$22.41
Exercised	(465)	$13.01
Forfeited or expired	(312)	$19.03
Outstanding as of March 30, 2008	19,128	$16.92
Exercisable as of March 30, 2008	11,070	$15.79

Restricted Stock Units:

The following table summarizes Cypress’s restricted stock unit activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2007	6,752	$22.38
Granted	183	$22.47
Vested	(957)	$21.40
Forfeited	(55)	$25.15
Balance as of March 30, 2008	5,923	$22.51

The restricted stock unit balance as of March 30, 2008 included approximately 3.7 million performance-based restricted stock units granted under the Amended 1994 Stock Plan. The awards were issued to certain senior-level employees of Cypress. During the first quarter of fiscal 2008, the Compensation Committee of the Board of Directors established the milestones for approximately 0.9 million shares of the 3.7 million performance-based restricted stock units. These performance-based milestones include the achievement of certain performance results of Cypress’s common stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”), semiconductor gross margin and operating income milestones and semiconductor operating income performance goals versus a pre-determined peer group. These awards will be earned upon the Compensation Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

The fair value of these 0.9 million shares with market conditions was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Cypress’s common stock of 49.4%; volatility of the SOXX of 25.0%; correlation coefficient of 0.41; and risk-free interest rate of 2.2%. The fair value of the performance-related component of the performance shares was equivalent to the grant-date fair value of Cypress’s common stock.

ESPP:

No shares were issued under the ESPP for the three months ended March 30, 2008. As of March 30, 2008, approximately 2.3 million shares were available for future issuance under the ESPP.

Equity Incentive Program Related to SunPower’s Common Stock

As of March 30, 2008, approximately 0.1 million shares were available for grant under SunPower’s Amended and Restated 2005 Incentive Stock Plan.

Stock Options:

The following table summarizes SunPower’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Outstanding as of December 30, 2007	3,701	$5.44
Granted	—	$—
Exercised	(449)	$2.53
Forfeited or expired	(27)	$5.48
Outstanding as of March 30, 2008	3,225	$5.85
Exercisable as of March 30, 2008	1,283	$3.97

Restricted Stock:

The following table summarizes SunPower’s restricted stock unit activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2007	1,174	$68.74
Granted	235	$77.31
Vested	(120)	$52.61
Forfeited	(11)	$75.98
Balance as of March 30, 2008	1,278	$76.97

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Lease Guarantees

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a  financing company. In conjunction with the master lease agreement, the Company has entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, the Company has agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, the Company will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If the Company fails to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, the Company has not been required to make any payments under these guarantees.

Pursuant to the guarantees, the Company obtained irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on the Company. The amount available under the letters of credit will decline according to schedules mutually agreed upon by the Company and the financing company. If the Company defaults, the financing company will be entitled to draw on the letters of credit.

In connection with the guarantees, the Company was granted options to purchase ordinary shares of Grace. As of March 30, 2008, the Company determined that the fair value of the guarantees and the options was not material to its consolidated financial statements.

The following table summarizes the terms and status of the guarantees between the Company, Grace and the financing company:

			Total Rental Payments Due		Total Irrevocable Letters of Credit
Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	At Inception	As of March 30, 2008	At Inception	As of March 30, 2008	Grace Options Granted to Cypress
					(In thousands)
2006	One	36 months	$8,255	$4,815	$6,392	$4,527	2,272
2007	Five	36 months	42,278	32,397	32,726	28,630	17,097
2008, first quarter	One	36 months	10,372	10,372	7,918	7,918	6,009
			$60,905	$47,584	$47,036	$41,075	25,378

Product Warranties

Cypress generally warrants its products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part.  Cypress estimates its warranty costs based on historical warranty claim experience and the product warranty claims are settled through the returns of defective products and the reshipment of replaced products. Warranty returns are included in the allowance for sales returns. The allowance for sales returns is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period.

SunPower warrants or guarantees the performance of its solar panels at certain levels of power output for extended periods, often as long as 25 years. It warrants the solar cells for at least ten years. In addition, SunPower generally provides warranty on systems installed for a period of five years. SunPower also passes through to customers long-term warranties from the original equipment manufacturers of certain system components. SunPower’s potential liability is generally in the form of product replacement or repair.  Warranty reserves are based on SunPower’s best estimate of such liabilities and are recognized as a cost of revenue. SunPower monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances.

The following table presents the Company’s warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Beginning balance	$20,268	$6,024
Warranty reserves assumed in connection with the acquisition of PowerLight.	—	6,542
Settlements	(3,666)	(1,187)
Provision.	5,528	4,759
Ending balance	$22,130	$16,138

SunPower’s warranty reserve balance represented approximately 88% and 84% of the total warranty reserve balance as of March 30, 2008 and April 1, 2007, respectively.

Purchase Commitments

SunPower has agreements with various suppliers for the procurement of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors and manufacturers for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidation damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of March 30, 2008 and December 30, 2007, total purchase obligations related to such supply agreements were approximately $3.6 billion and  $2.1 billion, respectively.

Under certain of these agreements, SunPower is required to make prepayments to the suppliers and manufacturers over the terms of the arrangements. As of March 30, 2008 and December 30, 2007, the balances of prepayments made by SunPower were $164.7 million and $161.2 million, respectively. As of March 30, 2008 and December 30, 2007, SunPower’s future prepayment obligations related to these agreements totaled approximately $213.5 million and $118.4 million, respectively.

Litigation and Asserted Claims

In August 2006, Quantum Research Group added Cypress as a defendant in a lawsuit in the United States District Court, District of Baltimore, Maryland. The amended complaint served on Cypress alleges patent infringement, defamation, false light and unfair competition related to Cypress’s Programmable System-on-Chip™ (“PSoC®”) microcontroller products as specifically programmed for a single customer. In June 2007, the parties received the claim construction order, and discovery and depositions have been completed since that time. Motions for summary judgment, which if granted could end the case in Cypress’s favor, are currently pending.  In March 2008, Atmel Corporation acquired Quantum Research Group and assumed control of this case. Cypress is being indemnified by a third party for this litigation. Cypress has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

In October 2006, Cypress received a grand jury subpoena issued from the United States District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the static random access memory (“SRAM”) industry. In December 2007, the Korean Federal Trade Commission (“KFTC”) opened a criminal investigation into this same market. Cypress has made, and will continue to make available employees, documents and other relevant information to the DOJ’s Antitrust Division to support the investigation. Cypress expects to provide the same assistance to the KFTC. Cypress has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

In connection with the DOJ investigation discussed above, in October 2006, Cypress, along with a majority of the other SRAM manufacturers, was sued in over 82 purported consumer class action suits in various United States Federal District Courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws and unfair competition laws. The lawsuits seek restitution, injunction and damages in an unspecified amount. The cases are now consolidated in the United States District Court for the Northern District of California. The cases have been largely stayed with the exception of document production which Cypress continues to deliver to plaintiffs. In addition to the federal class action lawsuits, Cypress, along with a number of the SRAM manufacturers, was also sued in purported consumer anti-trust class action suits in three separate provinces in Canada. The Florida Attorney General’s office has also filed a civil investigative demand on behalf of all Florida SRAM consumers. Cypress is engaged in document production in these matters that is consistent with the production being made to the civil plaintiffs and the DOJ. Cypress believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

Cypress, along with several other co-defendants, is currently party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by Cypress and the co-defendants from Circuit Semantics, a business no longer in operation. Prior to filing this suit against Cypress, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco’s trade secrets. Silvaco’s complaint against Cypress alleges that Cypress misappropriated Silvaco’s trade secrets by using Circuit Semantics’ software previously purchased by Cypress. The Cypress trial, which began in September 2007, is currently stayed pending an appeal of a preliminary ruling related to a statute of limitations issue. Oral arguments for the appeal are currently scheduled for May 2008.  While Cypress has been engaged in the appeal process, three of the four remaining defendants have prevailed on motions for summary judgment that would result in a dismissal of the case on facts and arguments similar to Cypress’s case. Silvaco has appealed these rulings. Cypress believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on the Company’s own investigations, the Company does not believe the ultimate outcome of its current legal proceedings, individually and in the aggregate, will have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of such litigation and investigations, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

NOTE 10.  DEBT AND EQUITY TRANSACTIONS

Convertible Debt

The following table summarizes the Company’s outstanding convertible debt:

		As of
		March 30, 2008		December 30, 2007
	Maturity Dates	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Cypress 1.00% Convertible Senior Notes (“Cypress 1.00% Notes”)	September 2009	$600,000	$705,750	$600,000	$978,162
SunPower 1.25% Senior Convertible Debentures (“SunPower 1.25% Notes”)	February 2027	200,000	304,404	200,000	465,576
SunPower 0.75% Senior Convertible Debentures (“SunPower 0.75% Notes”)	August 2027	225,000	258,800	225,000	366,316
Total		$1,025,000	$1,268,954	$1,025,000	$1,810,054

The fair value of the convertible debt was determined based on quoted market prices as reported by Bloomberg:

	As of
	March 30, 2008	December 30, 2007
	(Per $ 1,000 principal amount)
Cypress 1.00% Notes	$1,176	$1,630
SunPower 1.25% Notes	$1,522	$2,328
SunPower 0.75% Notes	$1,150	$1,628

Cypress 1.00% Notes:

Under the terms of the Indenture, holders may convert their Cypress 1.00% Notes if the closing price of Cypress’s common stock exceeds $31.07 for 20 trading days within the last 30 trading days of the preceding calendar quarter.  This common stock price conversion test is performed each quarter.

For the fourth quarter of fiscal 2007, Cypress determined that the common stock price conversion test was triggered, as the closing price of Cypress’s common stock exceeded $31.07 for 20 trading days within the last 30 trading days of the quarter. Accordingly, holders could exercise their right to convert the Cypress 1.00% Notes during the first quarter of fiscal 2008. Since the holders were able to exercise their right to convert the Cypress 1.00% Notes, Cypress classified the outstanding principal amount of $600.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007. In addition, Cypress accelerated the amortization of the remaining debt issuance costs of $8.5 million, of which $7.0 million was recorded in the fourth quarter of fiscal 2007 and $1.5 million was recorded in the first quarter of fiscal 2008.

For the first quarter of fiscal 2008, Cypress determined that the common stock price conversion test was not triggered, as the closing price of Cypress’s common stock did not exceed $31.07 for 20 trading days within the last 30 trading days of the quarter.  Accordingly, holders may not exercise their right to convert the Cypress 1.00% Notes during the second quarter of fiscal 2008.  As a result, Cypress re-classified the outstanding principal amount of $600.0 million from short-term debt to long-term debt in the Condensed Consolidated Balance Sheet as of March 30, 2008.

Under the terms of the Indenture, holders may convert the Cypress 1.00% Notes on or after June 15, 2009.  As such, the Cypress 1.00% Notes will be re-classified as short-term debt in the second quarter of fiscal 2008.

SunPower 1.25% Notes:

Under the terms of the Indenture, holders may convert the SunPower 1.25% Notes if the closing price of SunPower’s common stock exceeds $70.94 for 20 trading days within the last 30 trading days of the preceding calendar quarter.  This common stock price conversion test is performed each quarter.

For the fourth quarter of fiscal 2007, SunPower determined that the common stock price conversion test was triggered, as the closing price of SunPower’s common stock exceeded $70.94 for 20 trading days within the last 30 trading days of the quarter. Accordingly, holders could exercise their right to convert the SunPower 1.25% Notes during the first quarter of fiscal 2008. Since the holders were able to exercise their right to convert the SunPower 1.25% Notes, SunPower classified the outstanding principal amount of $200.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007. In addition, SunPower accelerated the amortization of the remaining debt issuance costs of $4.9 million, of which $4.4 million was recorded in the fourth quarter of fiscal 2007 and $0.5 million was recorded in the first quarter of fiscal 2008.

For the first quarter of fiscal 2008, SunPower determined that the common stock price conversion test was not triggered, as the closing price of SunPower’s common stock did not exceed $70.94 for 20 trading days within the last 30 trading days of the quarter.  Accordingly, holders may not exercise their right to convert the SunPower 1.25% Notes during the second quarter of fiscal 2008.  As a result, SunPower re-classified the outstanding principal amount of $200.0 million from short-term debt to long-term debt in the Condensed Consolidated Balance Sheet as of March 30, 2008.

If the common stock price conversion test is triggered again in a subsequent quarter, the SunPower 1.25% Notes will be re-classified as short-term debt.

SunPower 0.75% Notes:

Under the terms of the Indenture, holders may convert the SunPower 0.75% Notes if the closing price of SunPower’s common stock exceeds $102.80 for 20 trading days within the last 30 trading days of the preceding calendar quarter.  This common stock price conversion test is performed each quarter.

For the fourth quarter of fiscal 2007, SunPower determined that the common stock price conversion test was triggered, as the closing price of SunPower’s common stock exceeded $102.80 for 20 trading days within the last 30 trading days of the quarter. Accordingly, holders could exercise their right to convert the SunPower 0.75% Notes during the first quarter of fiscal 2008. Since the holders were able to exercise their right to convert the SunPower 0.75% Notes, SunPower classified the outstanding principal amount of $225.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007. In addition, SunPower accelerated the amortization of the remaining debt issuance costs of $4.3 million, of which $3.8 million was recorded in the fourth quarter of fiscal 2007 and $0.5 million was recorded in the first quarter of fiscal 2008.

For the first quarter of fiscal 2008, SunPower determined that the common stock price conversion test was not triggered, as the closing price of SunPower’s common stock did not exceed $102.80 for 20 trading days within the last 30 trading days of the quarter.  Accordingly, holders may not exercise their right to convert the SunPower 0.75% Notes during the second quarter of fiscal 2008.  As a result, SunPower re-classified the outstanding principal amount of $225.0 million from short-term debt to long-term debt in the Condensed Consolidated Balance Sheet as of March 30, 2008.

If the common stock price conversion test is triggered again in a subsequent quarter, the SunPower 0.75% Notes will be re-classified as short-term debt.

Line of Credit

In July 2007, SunPower entered into a credit agreement with Wells Fargo & Company (“Wells Fargo”). As of March 30, 2008, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility. SunPower may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce SunPower’s borrowing capacity under the revolving credit line. SunPower may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. SunPower will pay interest on outstanding borrowings and a fee for outstanding letters of credit. SunPower has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature will expire on or before July 31, 2008 unless SunPower provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility will expire no later than July 31, 2012. SunPower concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, two wholly-owned subsidiaries of SunPower entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

For the year ended December 30, 2007, SunPower was not compliant with two debt covenants. In January 2008, SunPower entered into an agreement with Wells Fargo to amend the existing credit agreement. Under the amended credit agreement, Wells Fargo waived compliance requirements with certain restrictive covenants, including the prohibition against SunPower providing corporate guaranties supporting contracts between its subsidiaries and third parties. In exchange for waiving compliance with such restrictive covenants, SunPower agreed to maintain a balance of funds in a restricted cash deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness owed by SunPower to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line, as collateral securing such outstanding indebtedness. Had Wells Fargo not waived this violation, SunPower would have been in default of its debt covenants and may have been required to immediately repay the aggregate outstanding indebtedness to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line.

As of March 30, 2008 and December 30, 2007, eight letters of credit totaling $46.3 million and four letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature.

As of March 30, 2008 and December 30, 2007, 17 letters of credit totaling $52.3 million and eight letters of credit totaling $47.9 million, respectively, were issued by Wells Fargo under the secured letter of credit facility.  As the outstanding letters of credit as of March 30, 2008 exceeded the amount SunPower may request Wells Fargo to issue under the credit agreement, Wells Fargo issued an additional secured letter of credit outside of the line totaling $4.8 million as temporary accommodation while SunPower negotiated amended terms of the credit agreement with Wells Fargo.

As of March 30, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $3.7 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $3.7 million and $8.0 million, respectively. As of March 30, 2008 and December 30, 2007, letters of credit available under the secured letter of credit facility totaled zero and $2.1 million, respectively.

In April 2008, SunPower entered into an amendment to the credit agreement with Wells Fargo that increased the amount available under the secured letter of credit facility from $50.0 million to $150.0 million, extended the expiration date of the unsecured revolving credit line from July 31, 2008 to April 4, 2009, and modified certain restrictive covenants and events of default under the credit agreement. In addition, SunPower granted to Wells Fargo a security interest in a securities account to secure its obligations in connection with any letters of credit that might be issued under the secured letter of credit line and an indirect wholly-owned subsidiary of SunPower entered into an associated continuing guaranty with Wells Fargo. As a result of the increased availability in the secured letter of credit facility, the $4.8 million secured letter of credit that was previously issued outside the line as temporary accommodation was reclassified as a letter of credit under the secured letter of credit facility.

Until April 4, 2009, SunPower may borrow up to $50.0 million under the credit agreement’s unsecured line of credit and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature, provided that any letters of credit issued and outstanding under the unsecured letter of credit subfeature will reduce SunPower’s borrowing capacity. Until July 31, 2012, SunPower may request that Wells Fargo issue up to $150.0 million in letters of credit under the credit agreement’s secured letter of credit line. SunPower will pay interest on outstanding borrowings and a fee for issued and outstanding letters of credit. SunPower has the ability at any time to prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless SunPower provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit line expire no later than July 31, 2012.

Stock Repurchase Program

During the first quarter of fiscal 2008, Cypress’s Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2008, Cypress used $277.1 million in cash to repurchase a total of 12.6 million shares at an average price of $21.95. As of March 30, 2008, the remaining balance available for future stock repurchases was $322.9 million under the stock repurchase program.

NOTE 11.  ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income, net of tax, were as follows:

	As of
	March 30, 2008	December 30, 2007
	(In thousands)
Accumulated net unrealized gains on available-for-sale investments	$3,710	$5,509
Accumulated net unrealized losses on derivatives	(2,768)	(3,623)
Foreign currency translation adjustments	11,325	9,746
Total accumulated other comprehensive income	$12,267	$11,632

The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Net loss	$(16,309)	$(2,021)
Net unrealized gains (losses) on available-for-sale investments	(1,799)	850
Net unrealized gains on derivatives	855	400
Foreign currency translation adjustments	1,579	336
Total comprehensive loss	$(15,674)	$(435)

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

As of March 30, 2008 and December 30, 2007, the Company’s hedge instruments consisted primarily of foreign currency forward contracts. The Company estimates the fair value of its forward contracts based on spot and forward rates from published sources.

Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in “Accumulated other comprehensive income “ in the Condensed Consolidated Balance Sheets. Amounts deferred in “Accumulated other comprehensive income” are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized losses recorded in accumulated other comprehensive income, net of tax, was $2.8 million and $3.6 million as of March 30, 2008 and December 30, 2007, respectively. As of March 30, 2008 and December 30, 2007, the Company had outstanding forward contracts with an aggregate notional value of $87.0 million and $140.1 million, respectively. All outstanding contracts will mature by July 2008.

In addition, the Company records hedges of certain foreign currency denominated monetary assets and liabilities. These hedges are recorded at fair value with the related gains or losses recorded in “Other expense, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged As of March 30, 2008 and December 30, 2007, the Company had outstanding forward contracts with an aggregate notional value of $42.3 million and $59.8 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities. All such outstanding contracts matured in April 2008.

NOTE 13.  INCOME TAXES

The Company’s income tax provision was $7.3 million for the three months ended March 30, 2008 and the income tax benefit was $1.0 million for the three months ended April 1, 2007. The tax provision for the first quarter of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.  The tax benefit for the first quarter of fiscal 2007 was attributable to the recognition of deferred tax assets as a result of SunPower’s acquisition of PowerLight and amortization of a deferred tax liability associated with purchased intangible assets in a foreign country, partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of December 30, 2007, the total amount of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheet was approximately $51.0 million, of which $45.9 million would affect the Company’s effective tax rate if recognized.  The Company recorded an additional 0.6 million of unrecognized tax benefits during the first quarter of fiscal 2008.

Management believes events that could occur in the next 12 months to cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•              completion of examinations of the Company’s tax returns by the United States or foreign taxing authorities; and

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

Interest and Penalties

As of March 30, 2008 and December 31, 2007, accrued interest and penalties totaled $5.9 million and $4.7 million, respectively.  The Company accrued an additional $1.2 million during the first quarter of fiscal 2008.

Tax Years and Examination

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of March 30, 2008:

Tax Jurisdictions	Tax Years
United States	2003 and onward
Philippines	2004 and onward
India	2002 and onward
California	2003 and onward

The Internal Revenue Service (“IRS”) has the ability to adjust attributes from prior years that are being carried forward to the fiscal 2003 and subsequent tax returns.

The IRS is currently conducting audits of: (1) Cypress’s federal income tax returns for fiscal 2003 and 2004, and (2) SP Systems’ federal income tax returns for fiscal 2004 and 2005.  In addition, non-U.S. tax authorities are currently conducting tax audits of the Company’s subsidiaries in the Philippines for fiscal 2005 and 2006 and India for fiscal 2002 and 2003.  As of March 30, 2008, the IRS has proposed certain adjustments related to Cypress’s federal income tax returns for fiscal 2003 and 2004.  The ultimate impact on the Company’s tax attributes (net operating losses and credit carryforwards) cannot be determined until the examination is completed. However, the Company believes that no material additional cash tax payments will be made for either U.S. federal or state purposes as a result of the IRS examination.  The Company is working towards favorable resolution.  Since the IRS or the foreign tax authorities have not completed their examinations, there can be no assurance that there will be no additional material adjustments upon the completion of their reviews.

NOTE 14.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands, except per-share amounts)
Basic and diluted:
Net loss	$(16,309)	$(2,021)
Weighted-average common shares	154,960	155,699
Basic and diluted net loss per share	$(0.11)	$(0.01)

The following anti-dilutive securities were excluded from the diluted calculation:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Stock options and unvested restricted stock units	22,702	31,347
Convertible debt	—	17,818
Warrants	25,105	25,105

Convertible Debt:

The Cypress 1.00% Notes are convertible debt which requires Cypress to settle the principal value of the debt in cash and any conversion premiums in either cash or stock.  The Company applies the treasury stock method in determining the dilutive impact of the Cypress 1.00% Notes. In connection with the issuance of the Cypress 1.00% Notes, Cypress entered into a convertible note hedge that is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value per share of Cypress’s common stock at the time of exercise is greater than the conversion price of the Cypress 1.00% Notes. In accordance with SFAS No. 128, “Earnings per Share,” the convertible note hedge is not included in the diluted computation.

The Company applied the if-converted method in determining the impact of Cypress’s 1.25% convertible subordinated notes (“Cypress 1.25% Notes”) on the diluted computation, as the principal value was convertible into shares plus cash. The Cypress 1.25% Notes were fully redeemed in February 2007. For the three months ended April 1, 2007, the Company excluded 17.8 million shares upon assumed conversion of the Cypress 1.25% Notes from the diluted computation as they were anti-dilutive.

NOTE 15.  SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

The following tables set forth certain information relating to the Company’s reportable business segments:

Revenues:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Consumer and Computation Division	$62,952	$76,752
Data Communications Division	28,330	32,519
Memory and Imaging Division	74,646	84,710
SunPower	273,701	142,347
Other	2,454	6,524
Total revenues	$442,083	$342,852

Loss Before Income Taxes and Minority Interest:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Consumer and Computation Division	$(5,746)	$2,854
Data Communications Division	4,611	6,565
Memory and Imaging Division	8,478	9,722
SunPower	43,076	26,604
Other	(5,514)	(6,246)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(6,103)	(19,116)
Restructuring charges	(2,412)	—
Stock-based compensation	(30,697)	(22,105)
Impairment of property and equipment	(7,223)	—
Reduction in allowance for uncollectible employee loans	88	—
Gains on divestitures	—	10,782
Write-off of unamortized debt issuance costs	(2,529)	(4,651)
Gains on investments in equity securities	—	929
Impairment related to synthetic lease	—	(7,006)
Impairment of investments	(213)	(601)
Other	718	(379)
Loss before income taxes and minority interest	$(3,466)	$(2,648)

Geographical Information:

The following table presents the Company’s revenues by geographical locations:

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In thousands)
United States	$114,699	$119,339
Europe:
Spain	144,364	32,145
Other	72,328	70,811
Asia:
China	34,235	42,822
Other	76,457	77,735
Total revenues	$442,083	$342,852

Customer Information:

For the three months ended March 30, 2008, one customer of SunPower accounted for approximately 18% of the Company’s total revenues. For the three months ended April 1, 2007, no customers accounted for more than 10% of the Company’s total revenues.

NOTE 16.  JOINT VENTURES

Woongjin Energy Co. Ltd.

As of December 30, 2007, SunPower’s equity investment in the joint venture totaled $4.4 million, which consisted of a 19.9% equity investment valued at $1.1 million and a $3.3 million convertible note that was convertible at SunPower’s option into an additional 20.1% equity ownership in the joint venture.   During the first quarter of fiscal 2008, SunPower invested an additional $5.4 million in the joint venture.  As of March 30, 2008, SunPower’s equity investment in the joint venture totaled $10.4 million, which consisted of a 27.4% equity investment valued at $7.1 million and the $3.3 million convertible note that was convertible at SunPower’s option into an additional 12.6% equity ownership.

SunPower accounts for its joint venture using the equity method of accounting. For the three months ended March 30, 2008 and April 1, 2007, SunPower’s share of Woongjin Energy’s net income totaled $0.5 million and zero, respectively, and was included in “Other expense, net” in the Condensed Consolidated Statements of Operations.

First Philec Solar Corporation

As of March 30, 2008 and December 30, 2007, SunPower’s equity investment in the joint venture totaled $1.1 million and $0.9 million, representing a 20.0% and 16.9% equity ownership, respectively.  During the first quarter of fiscal 2008, SunPower invested an additional $0.2 million in the joint venture.  SunPower accounts for the joint venture using the equity method of accounting.  As of March 30, 2008, the joint venture was in the development stage and had no operations.

NorSun AS (“NorSun”)

In January 2008, SunPower entered into an option agreement with NorSun pursuant to which SunPower will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun.  NorSun will use the cash advance payments to partly fund its portion of the equity investment in a joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. SunPower will provide a letter of credit or deposit funds in an escrow account to secure NorSun’s right to such advance payments. NorSun will initially hold a 50% equity interest in the joint venture. Under the terms of the option agreement, SunPower may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s 50% equity interest in the joint venture. SunPower may exercise its option at any time until six months following the commercial operation of the polysilicon manufacturing facility in Saudi Arabia. The option agreement also provides NorSun an option to put half, subject to certain adjustments, of its 50% equity interest in the joint venture to SunPower. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. SunPower accounts for the put and call options as one instrument, which is measured at fair value at each reporting period. The changes in the fair value of the combined option will be recorded as other income in the Condensed Consolidated Statements of Operations. The fair value of the combined option was not material as of March 30, 2008.

NOTE 17.  ASSET IMPAIRMENT

During the first quarter of fiscal 2008, consolidated cost of revenues included impairment charges of $7.2 million related to the write-downs of the following long-lived assets:

During the first quarter of fiscal 2008, both Cypress and SunPower had certain pieces of manufacturing equipment with net book value of $6.2 million that were pulled out of service as they had been replaced with new processes and tools.  The Company determined that the estimated salvage value of the equipment was $1.2 million and recorded impairment charges of $5.0 million.

In the fourth quarter of fiscal 2007, Cypress announced the planned closure of its Texas facility that manufactures, among other products, SunPower’s imaging and infrared detectors.  During the first quarter of fiscal 2008, SunPower evaluated its alternatives relating to the future plans for these products and has decided to wind down its activities related to the imaging detector product line. As such, SunPower recorded a $2.2 million impairment charge primarily related to manufacturing equipment located in this Texas facility.

NOTE 18.  SUBSEQUENT EVENTS

Litigation and Asserted Claims

The Company is aware that on or about April 22, 2008, LSI Corporation/Agere Systems filed a complaint with the International Trade Commission alleging infringement of U.S. Patent No. 5,227,335 by Cypress and at least 17 other companies.  LSI Corporation/Agere Systems concurrently filed a complaint in the United States District Court (Eastern District of Texas) alleging a similar claim.  The Company has not been formally served in either matter. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in this matter.

IRS Tax Ruling

On April 16, 2008, Cypress received a favorable ruling from the IRS with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the potential tax-free spin-off to its stockholders of its current ownership of SunPower class B common shares.

No decision to effect a separation of Cypress and SunPower has been made at this time and no assurance can be given that such a decision will be made.  In addition, if a separation is effected, no assurance can be given as to the number of shares to be distributed, the costs or effects on Cypress and/or SunPower of effecting the separation, and the impact of the separation on trading prices for both companies’ common stock, Cypress’s employee equity plans and outstanding convertible debt.

Sale of Manufacturing Facility

In fiscal 2003, SunPower entered into a lease agreement with Cypress under which SunPower leases a manufacturing facility with approximately 215,000 square feet in the Philippines owned by Cypress and a sublease for the land owned by an unaffiliated third party.  SunPower has the right to purchase the facility from Cypress and assume the lease for the land at any time at Cypress’s original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to SunPower. In May 2008, SunPower exercised its right to purchase the facility from Cypress and assumed the lease for the land, which expires in May 2048, for a total purchase price of approximately $9.5 million.

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

Adjustment to Previously Announced Preliminary Quarterly Results

On April 17, 2008, we issued a press release announcing our preliminary quarterly results for the three months ended March 30, 2008.  In the press release, we recorded a net loss of $18.4 million in the Condensed Consolidated Statement of Operations for the three months ended March 30, 2008.  Subsequent to the issuance of the press release, we recorded a reduction related to our stock-based compensation expense totaling $2.1 million, which reduced our net loss to $16.3 million for the three months ended March 30, 2008.

The reduction of stock-based compensation expense was primarily due to a change in the expense recognition period for certain performance-based restricted stock units. We initially recognized the stock-based compensation expense ratably over the entire first quarter of fiscal 2008.  Upon further review, we determined that the stock-based compensation expense should only be recognized for a portion of the quarter.

The following table presents a reconciliation of the preliminary net loss and net loss per share announced in our press release on April 17, 2008 to the final results reported in this Quarterly Report on Form 10-Q:

(In thousands, except per share amounts)	Three Months Ended March 30, 2008
Net loss announced on April 17, 2008	$(18,362)
Adjustment:
Stock-based compensation expense	2,053
Net loss reported in Quarterly Report on Form 10-Q	$(16,309)

Net loss per share:
Basic and diluted – announced on April 17, 2008	$(0.12)
Basic and diluted – reported in Quarterly Report on Form 10-Q	$(0.11)

Executive Summary

General:

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company to a leading supplier of programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the Programmable System-on-Chip™ (“PSoC®”) products, universal serial bus (“USB”) controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive and industrial.

In addition, we are a majority stockholder of SunPower Corporation (“SunPower”), a publicly traded company which designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers.  Please refer to SunPower’s Annual Report on Form 10-K for the year ended December 30, 2007 and Quarterly Report on Form 10-Q for the three months ended March 30, 2008 for a complete review and discussion of SunPower’s business, operations, financial condition and results of operations. The contents of SunPower’s 10-K and 10-Q are not incorporated by reference herein.

Our organization includes the following business segments:

Business Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and general-purpose timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), non-volatile memories and image sensor products
SunPower	a majority-owned subsidiary of Cypress specializing in solar products and services
Other	includes Silicon Light Machines and Cypress Systems, both majority-owned subsidiaries of Cypress, certain foundry-related services and certain corporate expenses

SunPower:

As of March 30, 2008, Cypress owned approximately 44.5 million shares of SunPower class B common stock. Cypress’s ownership interest in SunPower as of March 30, 2008 was as follows:

As a percentage of SunPower’s outstanding capital stock	56%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	52%
As a percentage of the total voting power of SunPower’s outstanding capital stock	90%

Cypress is continuing to analyze the steps necessary to effect the distribution of its SunPower shares in numerous areas, including but not limited to, the review of the impact of taxing jurisdictions, its current and future capital structure, employee equity plans, outstanding convertible debt, and transactions and relationships with SunPower.

In April 2008, Cypress received a favorable ruling from the Internal Revenue Service (“IRS”) with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the potential tax-free spin-off to its stockholders of its current ownership of SunPower class B common shares.

No decision to effect a separation of Cypress and SunPower has been made at this time and no assurance can be given that such a decision will be made.  In addition, if a separation is effected, no assurance can be given as to the number of shares to be distributed, the costs or effects on Cypress and/or SunPower of effecting the separation, and the impact of the separation on trading prices for both companies’ common stock, Cypress’s employee equity plans and outstanding convertible debt.

Manufacturing Strategy:

Our core manufacturing strategy—“flexible manufacturing”—combines capacity from leading foundries with output from Cypress’s internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, our Board of Directors approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. Since all of Cypress’s newer products are being designed on more advanced process technologies, management believes that it is more cost effective to shift manufacturing elsewhere than to retool the facility in Texas. There is currently sufficient cost-competitive foundry capacity in Asia enabling Cypress to achieve lower manufacturing costs. Cypress expects to complete the exit plan by the end of fiscal 2008.

Conversion of Distributors:

Prior to fiscal 2008, Cypress had sales agreements with certain independent distributors in Asia, including Japan, that did not provide these distributors with price protection or rights of return. As such, revenues were recognized upon shipment (the “Sell-In Model”). During the first quarter of fiscal 2008, Cypress negotiated new terms with these distributors. Under these new terms, these distributors are now provided with allowances such as price protection and stock rotation rights. Given the uncertainties associated with the rights provided to these distributors, revenues and costs relating to sales to these distributors are being deferred until the products are sold by the distributors to the end customers (the “Sell-Through Model”).

The objective of this conversion is to enable us in the long term to achieve higher gross margin dollars in Asia as we will now be able to manage the end customer sales. In addition, we will be able to provide design registration for our rapidly growing proprietary businesses and align our distribution and revenue recognition policies consistently across the world.

As a result of changing the terms of these distributor agreements, we were required to change from recognizing revenues at the time of shipment to recognizing revenues upon sales to the ultimate end customers. The impact of this change resulted in: (1) the deferral of approximately $20.8 million of revenues that would have been recognized under the previous sales terms, and (2) an increase in our net loss of approximately $10.8 million for the first quarter of fiscal 2008.

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Consumer and Computation Division	$62,952	$76,752
Data Communications Division	28,330	32,519
Memory and Imaging Division	74,646	84,710
SunPower	273,701	142,347
Other	2,454	6,524
Total revenues	$442,083	$342,852

As discussed in the “Executive Summary” section above, consolidated revenues for the three months ended March 30, 2008 were negatively impacted by the deferral of approximately $20.8 million due to the conversion of certain distributors in Asia to the Sell-Through Model.  The following table presents this revenue deferral by segments:

(In thousands)
Consumer and Computation Division	$12,125
Data Communications Division	1,024
Memory and Imaging Division	7,570
SunPower	—
Other	84
Total revenues	$20,803

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased approximately $13.8 million in the first quarter of fiscal 2008, or approximately 18%, compared to the same prior-year period. This decrease included the impact of  revenue deferral of $12.1 million relating to the conversion of distributors described above. Excluding the impact of this revenue deferral, revenues from the Computation and Computer Division decreased approximately $1.7 million in the first quarter of fiscal 2008 compared to the same prior-year period.  The decrease was primarily attributable to a decrease of approximately $1.0 million in sales of our PSoC solutions, which was driven by reduced demand from certain large consumer and personal computer customers.

Data Communications Division:

Revenues from the Data Communications Division decreased $4.2 million in the first quarter of fiscal 2008, or approximately 13%, compared to the same prior-year period.  This decrease included the impact of revenue deferral of $1.0 million relating to the conversion of distributors described above. Excluding the impact of this revenue deferral, revenues from the Data Communications Division decreased approximately $3.2 million in the first quarter of fiscal 2008 compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $5.2 million in sales of our communications products due to the continued slowdown in demand and $4.8 million in sales of our network search engine products as we divested this product family during the third quarter of fiscal 2007. The decrease was partially offset by an increase of $6.9 million in sales of certain new peripheral controllers resulting from increased production and shipments to cell phone manufacturers.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division decreased $10.1 million in the first quarter of fiscal 2008, or approximately 12%, compared to the same prior-year period. This decrease included the impact of revenue deferral of $7.6 million relating to the conversion of distributors described above. Excluding the impact of this revenue deferral, revenues from the Memory and Imaging Division decreased approximately $2.5 million in the first quarter of fiscal 2008 compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $5.5 million in sales of our pseudo-SRAM products as these products were discontinued in the second quarter of fiscal

2007.  This decrease was partially offset by an increase of approximately $2.7 million in sales of our SRAM products due to increased demand for networking and communications applications.

SunPower:

SunPower generates revenues from two businesses:

(1)            Components: generates revenues from sales of SunPower’s solar cells, solar panels and inverters to solar systems installers and other resellers; and

(2)          Systems: generates revenues from sales of engineering, procurement, construction projects and other services relating to solar electric power systems.

Revenues from SunPower increased $131.4 million in the first quarter of fiscal 2008, or approximately 92%, compared to the first quarter of fiscal 2007. The increase in revenues was attributable to the combination of an increase of $100.4 million in systems revenues and an increase of $31.0 million in components revenues. This increase was driven by the systems business’s ongoing construction of several large-scale solar power plants in Spain which are expected to aggregate approximately 39 megawatts of peak capacity output when completed during the second and third quarters of fiscal 2008, the components business’s continued increase in the demand for SunPower’s solar cells and solar panels, and the continued increase in unit production and unit shipments as SunPower has expanded its solar manufacturing capacity.  During the first quarter of fiscal 2007, SunPower had four solar cell manufacturing lines in operation with an approximate annual production capacity of 108 megawatts. Since then, SunPower began commercial production on its 5th, 6th and 7th solar cell lines during the third and fourth quarters of fiscal 2007. Lines five and six have a production capacity of 33 megawatts per year and line seven has a production capacity of 40 megawatts per year.

Other:

Revenues from the Other segment decreased $4.1 million in the first quarter of fiscal 2008, or approximately 62%, compared to the same prior-year period. The decrease in revenues was primarily due to the divestiture of our SVTC business in the first quarter of fiscal 2007.

Cost of Revenues

	Three Months Ended
(In thousands, except percentages)	March 30, 2008	April 1, 2007
Cost of revenues	$305,402	$210,547
Gross margin—consolidated	30.9%	38.6%
Gross margin—semiconductor*	47.6%	46.8%
Gross margin—SunPower	20.7%	27.0%

*                    Semiconductor includes all reportable segments except SunPower.

Gross margin on a consolidated basis decreased from 38.6% in the first quarter of fiscal 2007 to 30.9% in the first quarter of fiscal 2008. The decrease in consolidated gross margin was primarily attributable to changes in product mix, as SunPower, which generates gross margin significantly lower than our semiconductor businesses, continued to make up a larger portion of our consolidated sales. For the first quarter of fiscal 2008, SunPower accounted for approximately 62% of our total sales compared to 42% in the first quarter of fiscal 2007. We expect that SunPower will continue to increase as a percentage of total sales in the second quarter of fiscal 2008.

The increase in the semiconductor gross margin in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily attributable to improved average selling prices for our products and cost efficiencies in our manufacturing facilities.  In addition, the semiconductor gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business. During the first quarter of fiscal 2008, the net impact of the inventory adjustments was a benefit of $2.9 million compared to a charge of $0.3 million in the first quarter of fiscal 2007. The increase in the semiconductor gross margin in the first quarter of fiscal 2008 was partially impacted by the revenue deferral related to the conversion of certain distributors described in the “Executive Summary” section above.  The impact of this conversion on gross margin was approximately one percentage point.

The decrease in SunPower’s gross margin in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily attributable to higher costs of raw materials, in particular costs of polysilicon ingots and wafers. During the first quarter of fiscal 2008, cost of revenues also included a one-time impairment charge of approximately $5.5 million related to the wind-down of SunPower’s imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to the implementation of new processes.  In addition, stock-based compensation expense allocated to cost of revenues increased approximately $1.5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease in gross margin was partially offset by improved manufacturing economies of scale associated with higher production volume and improved yields.

Research and Development (“R&D”) Expenses

	Three Months Ended
(In thousands, except percentages)	March 30, 2008	April 1, 2007
R&D expenses	$48,792	$52,370
As a percentage of revenues	11.0%	15.3%

R&D expenditures decreased $3.6 million in the first quarter of fiscal 2008 compared to same prior-year period. The decrease in R&D expenditures was primarily driven by cost savings of approximately $4.2 million in our semiconductor business.  These savings were mainly attributable to the divestitures of non-strategic product lines, which resulted in reduced R&D activities, coupled with the reduction of our efforts in process technology development. In addition, the decrease in R&D expenses was attributable to a credit of $1.1 million recorded under our employee deferred compensation plan in the first quarter of fiscal 2008, compared to an expense of $0.1 million in the same prior-year period. The reduction in R&D expenditures was partially offset by an increase of $1.3 million in stock-based compensation expense for the semiconductor business, as well as an increase of approximately $1.7 million incurred by SunPower primarily due to an increase in headcount and stock-based compensation expense, and the development of next generation solar cells and thinner polysilicon wafers and new processes for solar panel assembly operations. As a percentage of revenues, R&D expenditures decreased in the first quarter of fiscal 2008 compared to the same prior-year period primarily due to the decrease in consolidated R&D expenditures in absolute dollars coupled with the significant increase in SunPower’s revenues. We anticipate that R&D expenditures in absolute dollars will remain relatively flat for the second quarter of fiscal 2008.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
(In thousands, except percentages)	March 30, 2008	April 1, 2007
SG&A expenses	$89,879	$68,705
As a percentage of revenues	20.3%	20.0%

SG&A expenses increased $21.2 million in the first quarter of fiscal 2008 compared to the same prior-year period. SunPower accounted for $11.2 million of the increase, of which $9.1 million was attributable to higher spending to support the expansion of its business and $2.1 million was due to an increase in stock-based compensation expense. Our semiconductor business accounted for the remaining increase of $10.0 million, which was primarily attributable to an increase in employee-related costs of $3.4 million primarily due to the additional headcount in the sales and marketing functions, an increase of $2.7 million in stock-based compensation expense and an increase of $2.2 million in professional fees primarily related to additional legal activities and other consulting services for various cost savings initiatives.  We anticipate that SG&A expenses will increase in absolute dollars for the second quarter of fiscal 2008.

Amortization of Acquisition-Related Intangible Assets

	Three Months Ended
(In thousands, except percentages)	March 30, 2008	April 1, 2007
Amortization of acquisition-related intangible assets	$5,976	$9,220
As a percentage of revenues	1.4%	2.7%

Amortization expense decreased $3.2 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as certain intangible assets were fully amortized during fiscal 2007.

In-Process Research and Development (“IPR&D”) Charge

We recorded an IPR&D charge of $9.6 million in connection with SunPower’s acquisition of PowerLight in the first quarter of fiscal 2007.  The following table presents certain information related to the remaining IPR&D project that was completed during the first quarter of fiscal 2008:

Projects	Stage of Completion	Total Costs Incurred	Total Remaining Costs
Design automation tool:
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$2.4 million
As of December 30, 2007	35%	$0.9 million	$1.7 million
As of March 30, 2008	100%	$1.4 million	$—

As of March 30, 2008, the project was completed and the first release of the design automation tool was deployed to production.  SunPower has incurred total project costs of $1.4 million, of which $1.2 million was incurred after the acquisition.  The total project costs were approximately $1.2 million less than the original estimate at the acquisition date.

Restructuring

During the fourth quarter of fiscal 2007, our Board of Directors approved a restructuring plan to exit Cypress’s manufacturing facility located in Round Rock, Texas. Under the restructuring initiative, we plan to transition production from the Texas facility to our more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. We currently plan to continue operations at the Texas facility through the third quarter of fiscal 2008 and expect to complete the exit plan by the end of fiscal 2008. The exact timing of the exit could vary considerably if we locate a potential buyer. The exit plan does not involve the discontinuation of any material product lines or other functions.

The exit plan will include the termination of employees and the disposal of assets, primarily consisting of the building and manufacturing equipment, located in the Texas facility. We expect to eliminate approximately 240 positions in fiscal 2008. The majority of the employees are in the manufacturing functions. As these employees continue to provide services during fiscal 2008, we recognize the severance and benefit costs associated with these employees ratably over the service period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We estimate that the total severance and benefit costs will be approximately $6.0 million to $8.0 million. To date, we have recorded $2.8 million of severance and benefit costs, of which $2.4 million was recorded in the first quarter of fiscal 2008 and $0.4 million was recorded in the fourth quarter of fiscal 2007. Upon ultimate disposal of the assets, we believe that we will be able to recover the carrying value of the assets.

We continue to evaluate our options related to the exit plan and may incur additional charges on such options in future periods.

Interest Income

Interest income increased $5.8 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase in interest income was primarily driven by higher average cash and investment balances, partially offset by the impact of lower interest rates in the first quarter of fiscal 2008.

Interest Expense

Interest expense increased $0.6 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  The increase in interest expense was primarily attributable to an increase of $0.9 million related to our convertible notes, which were issued during fiscal 2007.  This increase was partially offset by a decrease of $0.3 million of interest expense related to SunPower’s customer advances.

In September 2007, the Financial Accounting Standards Board issued a proposed Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance would significantly impact the accounting for our convertible debt by requiring us to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. The proposed guidance would result in significantly higher non-cash interest expense on our convertible debt.  If the proposed guidance is adopted, it will be effective for fiscal years beginning after

December 15, 2008, and retrospective application will be required for all periods presented.

Other Expense, Net

The following table summarizes the components of other expense, net:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Amortization of debt issuance costs	$—	$(947)
Write-off of unamortized debt issuance costs	(2,529)	(4,651)
Gains on investments in equity securities	—	929
Impairment of investments	(213)	(601)
Foreign currency exchange gain, net	1,063	823
Changes in fair value of investment under the employee deferred compensation plan	(2,536)	(154)
Other	642	485
Total other expense, net	$(3,573)	$(4,116)

Write-Off of Unamortized Debt Issuance Costs:

Our convertible notes include Cypress’s 1.00% convertible senior notes (“Cypress 1.00% Notes”), SunPower’s 1.25% senior convertible debentures (“SunPower 1.25% Notes”), and SunPower’s 0.75% senior convertible debentures (“SunPower 0.75% Notes”). The Cypress 1.00% Notes contain a common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress’s common stock closes at a price in excess of 130% of the initial conversion price on the last day of such calendar quarter. The SunPower 1.25% Notes and the SunPower 0.75% Notes also contain a similar common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, SunPower’s common stock closes at a price in excess of 125% of the initial conversion prices on the last day of such calendar quarter. In December 2007, the common stock price conversion test was met for all our convertible debt, giving the holders the right to convert the convertible debt during the first quarter of fiscal 2008. As a result of this triggering event, we accelerated the amortization of the remaining debt issuance costs of $17.7 million, of which $2.5 million was recorded in the first quarter of fiscal 2008 and $15.2 million was recorded in the fourth quarter of fiscal 2007.

During the first quarter of fiscal 2007, we redeemed all of Cypress’s 1.25% convertible subordinated notes (“Cypress 1.25% Notes”). As a result, we wrote off the unamortized debt issuance costs of $4.7 million.

Employee Deferred Compensation Plan:

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

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other expense, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Changes in fair value of assets recorded in:
Other expense, net	$(2,536)	$(154)
Changes in fair value of liabilities recorded in:
Cost of revenues	943	(129)
R&D expenses	1,085	(149)
SG&A expenses	829	(113)
Total income (expense)	$321	$(545)

Income Taxes

Our income tax provision was $7.3 million for the three months ended March 30, 2008 and our income tax benefit was $1.0 million for the three months ended April 1, 2007. The tax provision for the first quarter of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.  The tax benefit for the first quarter of fiscal 2007 was attributable to the recognition of deferred tax assets as a result of SunPower’s acquisition of PowerLight and amortization of a deferred tax liability associated with purchased intangible assets in a foreign country, partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

The IRS is currently conducting audits of: (1) Cypress’s federal income tax returns for fiscal 2003 and 2004, and (2) federal income tax returns of SP Systems (which was acquired by SunPower in fiscal 2007) for fiscal 2004 and 2005.   In addition, non-U.S. tax authorities are currently conducting tax audits of our subsidiaries in the Philippines for fiscal 2005 and 2006 and India for fiscal 2002 and 2003. As of March 30, 2008, the IRS has proposed certain adjustments related to Cypress’s federal income tax returns for fiscal 2003 and 2004.  The ultimate impact on our tax attributes (net operating losses and credit carryforwards) cannot be determined until the examination is completed. However, we believe that no material additional cash tax payments will be made for either U.S. federal or state purposes as a result of the IRS examination.  We are working towards favorable resolution.  Since the IRS or the foreign tax authorities have not completed their examinations, there can be no assurance that there will be no additional material adjustments upon the completion of their reviews.

Minority Interest

For the three months ended March 30, 2008 and April 1, 2007, minority interest totaled $(5.6) million and $(0.4) million, respectively, and was primarily related to SunPower.

As of March 30, 2008 and April 1, 2007, Cypress’s ownership interest in SunPower was approximately 56% and 70%, respectively. This decrease was primarily attributable to: (1) Cypress’s sale of a portion of its ownership interest in SunPower on the open market in the second quarter of fiscal 2007, (2) SunPower’s follow-on public offering of its common stock in the third quarter of fiscal 2007, and (3) option exercises by SunPower’s employees and vesting of SunPower’s restricted stock.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and debt:

	As of
(In thousands)	March 30, 2008	December 30, 2007
Cash, cash equivalents and short-term investments	$956,963	$1,426,405
Working capital	$1,285,883	$572,992
Convertible debt—short-term	$—	$1,025,000
Convertible debt—long-term	$1,025,000	$—

Investment Portfolio and Valuations:

Our investment policy and strategy attempts to preserve capital, meet liquidity requirements, and optimize return. Our cash is managed by an internal manager and external managers within the guidelines of our investment policy. Our internal portfolio is benchmarked against external manager performance, allowing for differences in liquidity needs. Our investments are diversified, high-quality investment grade securities with limited time to maturity. In addition, our policy generally limits the amount of credit exposure to any one issuer. Currently, the average credit ratings of our portfolio are AA+/Aa1.

Recent volatility and credit issues in the financial markets have had an adverse impact on market activities including, among other things, volatility in security prices, diminished liquidity, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors and performed valuations of our investment portfolio. Our review primarily included a pricing evaluation by comparing our portfolio against two major independent pricing sources. In addition, our internal and external managers performed credit rating reviews by going through analysis and independent research to assess the credit quality of each issuer and affirmed that the average rating of our investment holdings is AA+/Aa1.

Auction Rate Securities:

Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

As of March 30, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments as of March 30, 2008.

During the first quarter of fiscal 2008, we performed an analysis to assess the fair value of the auction rate securities.  In the absence of a liquid market to value these securities, we prepared a valuation model based on a discounted cash flow with the following key assumptions:

•                    5 years to liquidity;

•                    continued receipt of contractual interest which provides a premium spread for failed auctions; and

•                    discount rates ranging from 3.0% to 7.9%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 96% of their stated par value, representing a decline in value of approximately $2.8 million.  As we determined that the lack of liquidity in the market for auction rate securities is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, we recorded the amount in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of March 30, 2008.

Key Components of Cash Flows:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Net cash used in operating activities	$(58,536)	$(17,615)
Net cash used in investing activities	$(31,291)	$(45,941)
Net cash provided by (used in) financing activities	$(273,128)	$28,908

During the three months ended March 30, 2008, net cash used in operating activities increased $40.9 million compared to the three months ended April 1, 2007. Operating cash flows for the three months ended March 30, 2008 were primarily driven by a net loss of $16.3 million, adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, impairment losses, write-off of debt issuance costs, restructuring charges and a net increase in operating assets and liabilities. The increase in accounts receivable was primarily driven by SunPower as a result of higher revenues, partially compensated by improved collection efforts. The increase in inventories was primarily attributable to SunPower’s growth to support its increased production. In addition, our semiconductor business contributed to the inventory increase to support our proprietary products and a last time build related to our Texas manufacturing facility, which we are in the process of closing. The increase in other assets was primarily due to additional advances made by SunPower to polysilicon suppliers, coupled with higher costs and estimated earnings in excess of billings, which represent revenues recognized in excess of amounts billed related to SunPower’s construction contracts.  The decrease in accounts payable and other liabilities was primarily driven by a decrease in billings in excess of costs and estimated earnings related to SunPower’s construction costs, partially offset by an increase in accounts payable driven by SunPower.

During the three months ended March 30, 2008, net cash used in investing activities decreased $14.7 million compared to the three months ended April 1, 2007. For the three months ended March 30, 2008, our investing activities primarily included: (1) $60.6 million of property and equipment expenditures (which included $50.8 million use of cash for SunPower’s purchases), (2) increase in restricted cash of $55.6 million for SunPower’s letters of credit, and (3) $13.5 million of cash used in the acquisition of Solar Solutions by SunPower. These cash outflows were partially offset by cash proceeds of $98.5 million from sales or maturities of our investments, net of purchases.  During the three months ended April 1, 2007, our investing activities primarily included $98.6 million of cash used in the acquisition of PowerLight by SunPower and $67.3 million of property and equipment expenditures (which included $60.9 million use of cash for SunPower’s purchases). These uses of cash were partially offset by proceeds of $64.0 million from divestitures and $54.1 million from sales and maturities of investments, net of purchases.

During the three months ended March 30, 2008, net cash used in financing activities increased $302.0 million compared to the three months ended April 1, 2007. For the three months ended March 30, 2008, we used $277.1 million in cash to repurchase our common shares, partially offset by cash proceeds of $7.2 million from the issuance of common shares under our employee stock plans.  For the three months ended April 1, 2007, our financing activities primarily included proceeds of $800.0 million from the issuance of convertible debt and proceeds of $18.2 million from the issuance of common shares under our employee stock plans. These cash inflows were partially offset by: (1) repurchases of our common shares, which used $571.0 million in cash, (2) redemption of our convertible notes, which resulted in cash payments of $179.7 million, (3) cash payments of approximately $18.0 million for debt issuance costs, and (4) purchase of a convertible note hedge and issuance of warrants, which used $17.0 million in cash.

Liquidity and Contractual Obligations:

Convertible Debt:

In March 2007, Cypress issued $600.0 million in principal amount of the Cypress 1.00% Notes. The Cypress 1.00% Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress’s election. The initial effective conversion price of the Cypress 1.00% Notes is $23.90 per share, which represents a premium of 26.5% to the closing price of Cypress’s common stock on the date of issuance.  As of March 30, 2008, $600.0 million in principal amount remained outstanding.

In accordance with the Indenture, the Cypress 1.00% Notes may be converted by holders prior to maturity upon the occurrence of certain events, including a “fundamental change” as defined in the Indenture. A “fundamental change” can be considered a “make whole fundamental change,” in which case additional value may be payable to holders electing conversion in excess of the principal face value of each note.

In February 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes is payable on February 15 and August 15 of each year, commencing on August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012. The SunPower 1.25% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the SunPower 1.25% Notes is $56.75 per share, which represents a premium of 27.5% to the closing price of SunPower’s common stock on the date of issuance.  As of March 30, 2008, $200.0 million in principal amount remained outstanding.

In July 2007, SunPower issued $225.0 million in principal amount of the SunPower 0.75% Notes. The SunPower 0.75% Notes bear interest at a rate of 0.75% per year, payable on February 1 and August 1 of each year, commencing on February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010. The SunPower 0.75% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at SunPower’s election. The initial effective conversion price of the SunPower 0.75% Notes is $82.24 per share, which represents a premium of 27.5% to the closing price of SunPower’s common stock on the date of issuance.  As of March 30, 2008, $225.0 million in principal amount remained outstanding.

The Cypress 1.00% Notes contain a common stock price conversion test, under which holders may convert the Cypress 1.00% Notes if the closing price of Cypress’s common stock exceeds $31.07 for 20 trading days within the last 30 trading days of the preceding calendar quarter. The SunPower 1.25% Notes and the SunPower 0.75% Notes also contain a similar common stock price conversion test, under which holders may convert the convertible notes if the closing price of SunPower’s common stock exceeds $70.94 for the SunPower 1.25% Notes and $102.80 for the SunPower 0.75% Notes for 20 trading days within the last 30 trading days of the preceding calendar quarter.  This test is performed each quarter.

In December 2007, the common stock price conversion test was met for the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes. Accordingly, the holders could exercise their right to convert the convertible notes during the first quarter of fiscal 2008. Since the common stock price conversion test was met in the fourth quarter of fiscal 2007 and the holders were able to exercise their right to convert the convertible notes during the first quarter of fiscal 2008, we classified the outstanding principal amount of $1.0 billion as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007.  In addition, Cypress accelerated the amortization of the remaining debt issuance costs of $17.7 million, of which $15.2 million was recorded in the fourth quarter of fiscal 2007 and $2.5 million was recorded in the first quarter of fiscal 2008.

For the first quarter of fiscal 2008, we determined that the common stock price conversion test was not triggered for our convertible notes.  Accordingly, holders may no longer exercise their right to convert the convertible notes during the second quarter of fiscal 2008.  As a result, we re-classified the outstanding principal amount of $1.0 billion from short-term debt to long-term debt in the Condensed Consolidated Balance Sheet as of March 30, 2008.

Our principal current sources of liquidity are cash and short-term investments on our balance sheets, cash generated by operations and borrowings under our credit facilities. Based on our current financial condition, management believes that liquidity from these sources, combined with the potential availability of future sources of funding, will be adequate to fund our debt obligations.

Stock Repurchase Program:

During the first quarter of fiscal 2008, Cypress’s Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2008, Cypress used $277.1 million in cash to repurchase a total of 12.6 million shares at an average price of $21.95. As of March 30, 2008, the remaining balance available for future stock repurchases was $322.9 million under the stock repurchase program.

Purchase Obligations:

SunPower has agreements with certain suppliers for the procurement of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that SunPower terminates the arrangements.  As of March 30, 2008, total contractual obligations related to such supply agreements were approximately $3.6 billion.

We have other outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of March 30, 2008, non-cancelable purchase obligations totaled approximately $293.9 million.

Customer Advances:

Customer advances are related to certain agreements between SunPower and its customers under which SunPower received advance payments from the customers for future purchases of solar power products or supplies. As of March 30, 2008, customer advances, including future interest payments on these advances, totaled $72.1 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of March 30, 2008, in addition to $737.5 million in cash and cash equivalents, we had $219.4 million invested in short-term investments for a total cash and short-term investment position of $956.9 million that is available for use in current operations.  In addition, we had $75.0 million of auction rate securities classified as long-term investments.

As of March 30, 2008, our consolidated cash, cash equivalents and short-term investment balances included approximately $196.1 million of SunPower’s cash, cash equivalents and short-term investments, which are not available for general corporate use by Cypress.

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

Critical Accounting Policies

Our critical accounting policies are disclosed in the Annual Report on Form 10-K for the year ended December 30, 2007 and have not changed materially as of March 30, 2008, with the exception of the following:

Fair Value of Financial Instruments:

Effective December 31, 2007, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 primarily include available-for-sale investments, our employee deferred compensation plan and foreign currency derivatives. In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments and foreign currency derivatives. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 -	Quoted prices in active markets for identical assets or liabilities;
•	Level 2 -

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. In regards to our auction rate securities, the income approach valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs. We determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

As of March 30, 2008, our non-equity investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper, corporate securities and government-sponsored agency notes. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income.” Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction Rate Securities

As of March 30, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments as of March 30, 2008.

During the first quarter of fiscal 2008, we performed an analysis to assess the fair value of the auction rate securities.  In the absence of a liquid market to value these securities, we prepared a valuation model based on a discounted cash flow with the following key assumptions:

•                    5 years to liquidity;

•                    continued receipt of contractual interest which provides a premium spread for failed auctions; and

•                    discount rates ranging from 3.0% to 7.9%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 96% of their stated par value, representing a decline in value of approximately $2.8 million.  As we determined that the lack of liquidity in the market for auction rate securities is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary.  Therefore, we recorded the amount in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of March 30, 2008.

Convertible Debt

The fair market value of our convertible debt is subject to interest rate risk and market risk due to the convertible feature.  The fair value of the convertible debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the convertible debt will increase as our common stock prices increase and decrease as the stock prices fall.  The following table summarizes certain information related to our convertible debt as of March 30, 2008:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Cypress 1.00% Convertible Senior Notes	$705,750	$776,325	$635,175
SunPower 1.25% Senior Convertible Debentures	$304,404	$334,844	$273,964
SunPower 0.75% Senior Convertible Debentures	$258,800	$284,680	$232,920

The fair value of the convertible debt is determined based on the quoted prices as reported by Bloomberg as of March 30, 2008, which were $1,176.25 per $1,000 principal amount for Cypress’s 1.00% Convertible Senior Notes, $1,522.02 per $1,000 principal amount for SunPower’s 1.25% Senior Convertible Debentures, and $1,150.22 per $1,000 principal amount for SunPower’s 0.75% Senior Convertible Debentures.

Foreign Currency Exchange Risks

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues and selected capital equipment purchases. The total notional amount of these contracts was $129.3 million as of March 30, 2008. A 10% foreign currency exchange rate movement would have an impact of approximately $9.3 million on these contracts.

Investments in Publicly Traded and Privately Held Companies

We have investments, including marketable equity securities and warrants, in certain publicly traded companies other than SunPower. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gains or losses reported as a component in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. In addition, our investments include warrants to purchase shares of a public company’s common stock. These warrants are classified as derivative instruments and are carried at fair value with the resulting gains or losses recognized in “Other expense, net” in the Condensed Consolidated Statements of Operations.

The fair value of the common stock and warrants is subject to market price volatility. The following table summarizes certain information related to these investments as of March 30, 2008:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$9,101	$10,011	$8,191
Warrants	$943	$1,056	$830

Our investment portfolio also includes warrants to purchase shares of a public company’s common stock that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of March 30, 2008, the carrying value of these warrants was $1.9 million.

We have equity investments in several privately held companies, many of which are start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of March 30, 2008, the carrying value of our investments in privately held companies was $9.5 million.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

With the exception of the three new risk factors noted below and the amendments to certain risk factors previously disclosed, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2007.

FOR A MORE DETAILED DISCUSSION OF SUNPOWER AND THE RISKS AFFECTING ITS BUSINESS AND OPERATIONS, INVESTORS SHOULD REFER TO SUNPOWER’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2007, AND QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 30, 2008. THE CONTENTS OF SUCH FORM 10-K AND 10-Q ARE EXPRESSLY NOT INCORPORATED BY REFERENCE HEREIN.

We may not distribute to our stockholders shares of SunPower class B common stock we hold and if we do distribute such shares, no assurance can be given as to the number of shares to be distributed, the costs or effects on Cypress of effecting the spin-off or the impact of the spin-off on the trading price for our common stock or our employee equity plans and outstanding convertible debt.

In April 2008, we announced that we received a favorable ruling from the Internal Revenue Service with respect to certain tax issues relating to a potential tax-free spin-off to our stockholders of our current ownership of the Class B common stock of SunPower.  We also announced at that time that we had not completed our analysis of the effects of the possible distribution of our SunPower shares in numerous areas, including but not limited to, tax considerations in other jurisdictions, current and post-spin-off capital structure, employee equity plans, outstanding convertible indebtedness and transactions and relationships with SunPower.  No decision to effect a separation of Cypress and SunPower has been made at this time and no assurance can be given that such a decision will be made.  Further, if a separation is effected, no assurance can be given as to the number of shares to be distributed, the costs or effects on Cypress of effecting a separation or the impact of a separation on trading price for Cypress’s common stock or Cypress’s employee equity plans and outstanding convertible debt.

If Grace Semiconductor Manufacturing Corporation were to default on the leases we have guaranteed on their behalf, our financial condition could be harmed.

As of March 30, 2008, we were serving as guarantor for approximately $47.6 million in lease payments due by Grace Semiconductor Manufacturing Corporation, a strategic foundry of Cypress.  In conjunction with the master lease agreement, we have entered into a series of guarantees with a financing company for the benefit of Grace. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees.  However, if Grace were to default on the leases, it could have a negative impact on our financial position and results of operations.

SunPower is in the process of implementing a new enterprise resource planning (“ERP”) system to manage its worldwide financial, accounting and operations reporting.

SunPower has been preparing for the ERP system implementation for over a year and are taking appropriate measures to ensure the successful and timely implementation, including, but not limited to, hiring qualified consultants and performing extensive testing. However, implementations of this scope have inherent risks that in the extreme could lead to a disruption in their financial, accounting and operations reporting as well as the inability to obtain access to key financial data.

The risk factor below was previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.  It is restated in its entirety, except for the second paragraph which reflects SunPower’s current expectations regarding the future pricing trends for polysilicon.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to SunPower’s business, including possible constraints on revenue growth and possible decreases in SunPower’s and Cypress’s gross margins and profitability.

Polysilicon is an essential raw material in the production of SunPower’s solar cells. SunPower procures silicon ingots from suppliers on a contractual basis and then slice the ingots into wafers. The ingots are sliced and the wafers are processed into solar cells in SunPower’s Philippines manufacturing facility. SunPower also purchases wafers and polysilicon from third-party vendors.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. SunPower expects that the average spot price of polysilicon will stabilize in the near-term. Increases in polysilicon prices have in the past increased SunPower’s manufacturing costs and may impact SunPower’s manufacturing costs and net income in the future. With these price increases, demand for solar cells has also increased, and many of SunPower’s principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. However, we are aware that several new facilities for the manufacture of polysilicon are under construction, but we believe that the supply imbalance will not be remedied in the near-term. SunPower expects that polysilicon demand will continue to outstrip supply through much of fiscal 2008 and potentially for a longer period, but we expect that the average spot price of polysilicon will decrease over time a new manufacturers enter the market.

Although SunPower has arrangements with vendors for the supply of what it believes will be an adequate amount of silicon ingots through fiscal 2008, SunPower’s purchase orders are sometimes non-binding in nature. SunPower’s estimates regarding its supply needs may not be correct, and purchase orders or contracts may be cancelled by its suppliers. Additionally, the volume and pricing associated with these purchase orders and contracts may be changed by SunPower’s suppliers based on market conditions or for other reasons. If SunPower’s suppliers were to cancel purchase orders or change the volume or pricing associated with them, SunPower may be unable to meet customer demand for its products, which could cause SunPower to lose customers, market share and revenue. This would have a material negative impact on SunPower’s and Cypress’s business and operating results. If SunPower’s manufacturing yields decrease significantly, SunPower adds manufacturing capacity faster than currently planned or SunPower’s suppliers cancel or fail to deliver, SunPower may not have made adequate provision for polysilicon needs for its manufacturing plans through fiscal 2008.

In addition, since some of SunPower’s silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, these suppliers may not be able to obtain sufficient polysilicon to satisfy their contractual obligations to SunPower.

There are a limited number of polysilicon suppliers. Many of SunPower’s competitors also purchase polysilicon from the same suppliers. Some of them also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures or binding supply contracts with their suppliers. Additionally, a substantial amount of SunPower’s future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases, SunPower expects that new entrants will provide it with polysilicon, ingots and/or wafers. The failure of these new entrants to produce adequate supplies of polysilicon, ingots and/or wafers in the quantities and quality SunPower requires could adversely affect SunPower’s ability to grow production volumes and revenues and could also result in a decline in SunPower’s gross profit margins. Since SunPower has committed to significantly increase its manufacturing output, an inadequate supply of polysilicon would harm SunPower more than it would harm some of its competitors.

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

SunPower’s inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all for any of the foregoing reasons, or otherwise, would adversely affect its ability to meet existing and future customer demand for its products and could cause SunPower to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming SunPower’s and Cypress’s business, financial condition and results of operations.

The risk factor below was previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.  It has been updated to address our potential separation from SunPower.

The trading price of Cypress’s common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control.

The trading price of Cypress’s common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•                    announcements related to our potential separation from SunPower, including the timing thereof;

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

•                    economic conditions and growth expectations in the markets in which our customers participate; and

•                    general economic conditions.

In addition, the implied market value of SunPower class B common stock we hold has, since SunPower’s initial public offering, been significant relative to the total value of Cypress’s outstanding common stock. As a result, the trading price of Cypress’s common stock has been and likely will continue to be affected by the trading price for SunPower’s class A common stock, actions taken or statements made by us, SunPower or others concerning the potential separation of SunPower from us, and other factors related to SunPower’s business.

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

The risk factor below was previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.  The third and fourth paragraphs have been updated to include information as of March 30, 2008.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2007 and continue into the second quarter of fiscal 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

As of March 30, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments as of March 30, 2008.

During the first quarter of fiscal 2008, we performed an analysis to assess the fair value of the auction rate securities and determined that a decline in value totaled approximately $2.8 million.  As we determined that the lack of liquidity in the market for auction rate securities is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary.  Therefore, we recorded the amount in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet.  Although we determined that no other-than-temporary impairment losses existed, we may be required to adjust the carrying value of the auction rate securities and record impairment charges in future periods, which could materially affect our results of operations and financial condition.

The risk factor below was previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.  It has been updated to address developments as of March 30, 2008.

Unfavorable outcome of examinations of our tax returns by tax authorities could have a material impact on our results of operations and financial position.

Our tax returns are subject to examination by various tax authorities in countries in which we operate. The Internal Revenue Service (“IRS”) is conducting an audit of our federal income tax returns for fiscal 2003 and 2004.  As of March 30, 2008, the IRS has proposed certain adjustments related to Cypress’s federal income tax returns for fiscal 2003 and 2004.  The ultimate impact on our tax attributes (net operating losses and credit carryforwards) cannot be determined until the examination is completed. However, we believe that no material additional cash tax payments will be made for either U.S. federal or state purposes as a result of the IRS examination.  We are working towards favorable resolution.  Since the IRS has not completed their examinations, there can be no assurance that there will be no additional material adjustments upon the completion of their reviews. If material adjustments result from the conclusion of the examinations, our results of operations and financial position could be materially impacted. Furthermore, we could become engaged in a dispute with the IRS on any material adjustments proposed by the IRS, which could be costly and distracting to our management and business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

During the first quarter of fiscal 2008, Cypress’s Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2008, Cypress used $277.1 million in cash to repurchase a total of 12.6 million shares at an average price of $21.95. As of March 30, 2008, the remaining balance available for future stock repurchases was $322.9 million under the stock repurchase program.

The following table sets forth information with respect to repurchases of Cypress’s common stock made during the first quarter of fiscal 2008:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Total dollar value of shares that may yet be purchased under the plans or the programs
	(In thousands, except per-share amounts)
December 31, 2007 – January 27, 2008	984	$21.96	984	$278,380
January 28 2008 – February 24, 2008	11,234	$22.03	11,234	$330,932
February 25, 2008 – March 30, 2008	407	$19.69	407	$322,927
Total	12,625	$21.95	12,625	$322,927

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Quarterly Executive Incentive Payments

On May 8, 2008, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the first quarter of fiscal 2008. These payments were earned in accordance with the terms of our Performance Bonus Plan (the “PBP”), Key Employee Bonus Plan (the “KEBP”) and the Performance Profit Sharing Plan (the “PPSP”).  For a more detailed discussion of these plans, please refer to our Proxy Statement filed with the Securities and Exchange Commission on April 7, 2008.

The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement) under these plans in the first quarter of fiscal 2008:

Named Executive Officers	PBP	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$252,824	$—	$3,649
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$—	$59,406	$2,132
Ahmad Chatila, Executive Vice President, Memory and Imaging Division and Manufacturing	$—	$44,457	$1,595
Paul Keswick, Executive Vice President, New Product Development	$—	$50,974	$1,829
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$—	$66,250	$2,377

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 9, 2008	By:	/s/ Brad W. Buss
Brad W. Buss
Executive Vice President, Finance and Administration
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.