Form 10-Q
period 2008-06-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2008-08-08
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The total number of outstanding shares of the registrant’s common stock as of July 31, 2008 was 151,587,961.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our exit plan for the Texas manufacturing facility; our intention and ability to defend ourselves in our pending litigation and investigations; the calculation of our unrecognized tax benefits; our ability to transform our business with a leading portfolio of programmable products; our ability to bring to market new products; Cypress’s intent to fully realize its investment in SunPower; Cypress’s intent and ability to complete a spin-off of its SunPower holdings, as well as the form and timing of the transactions relating to such a spin-off; the contribution of SunPower’s business to our total revenues; the rate of customer acceptance of our products and our resulting market share; dilution of Cypress’s ownership in SunPower; the expected impact of the revenue model conversion of certain distributors in Asia on our revenues and gross margin; the general economy and its impact on the markets we serve; the changing environment and/or cycles of the semiconductor and solar power industries; the successful integration and achievement of the objectives of acquired businesses; competitive pricing; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; the expected volume of SunPower’s supply agreements for raw materials, such as polysilicon, used in the manufacturing of SunPower’s products; the financial and operational performance of our subsidiaries; the adequacy of cash and working capital; risks related to investing in development stage companies; our ability to manage our interest rate and exchange rate exposure; our anticipation regarding research and development and selling, general and administrative expenses in future periods; our intention to hold our auction rate securities for a sufficient time to allow the value to recover; and our expectations regarding our outstanding warranty liability. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, our ability to locate a buyer for our Texas manufacturing facility; our ability to successfully convert our revenue model with certain distributors in Asia; our success in our pending litigation and investigation matters; and the materialization of one or more of the risks set forth above or in Item 1A in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2008	December 30, 2007
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$818,454	$1,093,657
Short-term investments	202,311	332,748
Accounts receivable, net	354,954	236,275
Inventories, net	329,446	247,587
Other current assets	264,347	157,272

Total current assets	1,969,512	2,067,539

Property, plant and equipment, net	777,111	714,372
Goodwill	545,719	534,473
Intangible assets, net	52,862	58,858
Other assets	318,378	350,707

Total assets	$3,663,582	$3,725,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,928	$171,126
Accrued compensation and employee benefits	64,626	46,192
Deferred revenues less cost of revenues	49,955	38,452
Income taxes payable	25,942	16,242
Convertible debt	799,994	1,025,000
Other current liabilities	178,254	197,535

Total current liabilities	1,359,699	1,494,547

Convertible debt	225,000	—
Deferred income taxes and other tax liabilities	41,764	57,915
Other long-term liabilities	79,814	74,655

Total liabilities	1,706,277	1,627,117

Commitments and contingencies (Note 9)
Minority interest	426,192	378,400
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 194,462 and 192,332 shares issued; 150,935 and 161,648 shares outstanding at June 29, 2008 and December 30, 2007, respectively	1,945	1,923
Additional paid-in-capital	2,425,862	2,344,866
Accumulated other comprehensive income	14,131	11,632
Accumulated deficit	(24,784)	(31,881)

	2,417,154	2,326,540
Less: shares of common stock held in treasury, at cost; 43,527 and 30,684 shares at June 29, 2008 and December 30, 2007, respectively	(886,041)	(606,108)

Total stockholders’ equity	1,531,113	1,720,432

Total liabilities and stockholders’ equity	$3,663,582	$3,725,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands, except per-share amounts)
Revenues	$592,331	$372,786	$1,034,414	$715,638
Costs and expenses (credits):
Cost of revenues	394,666	250,038	700,068	460,585
Research and development	50,205	42,737	98,997	95,107
Selling, general and administrative	103,081	74,712	192,960	143,417
In-process research and development charge	—	—	—	9,575
Amortization of acquisition-related intangibles	5,842	9,593	11,818	18,813
Impairment of acquisition-related intangibles	—	14,068	—	14,068
Impairment related to synthetic lease	—	—	—	7,006
Gains on divestitures	—	—	—	(10,782)
Restructuring costs	1,958	—	4,370	—

Total costs and expenses, net	555,752	391,148	1,008,213	737,789
Operating income (loss)	36,579	(18,362)	26,201	(22,151)
Interest income	7,783	10,555	21,237	18,175
Interest expense	(2,917)	(2,586)	(5,886)	(4,949)
Gain on sale of SunPower’s common shares	—	373,173	—	373,173
Other expense, net	(4,737)	(3,344)	(8,310)	(7,460)

Income before income tax and minority interest	36,708	359,436	33,242	356,788
Income tax benefit (provision)	(771)	1,885	(8,054)	2,878
Minority interest, net of tax	(12,531)	2,039	(18,091)	1,673

Net income	$23,406	$363,360	$7,097	$361,339

Net income per share:
Basic	$0.16	$2.39	$0.05	$2.35
Diluted	$0.14	$2.29	$0.03	$2.14
Shares used in net income per share calculation:
Basic	150,675	152,111	152,818	153,905
Diluted	161,732	158,857	161,598	168,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In thousands)
Cash flow from operating activities:
Net income	$7,097	$361,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,368	73,925
Stock-based compensation expense	68,478	49,722
Excess tax benefits from stock-based award activity	(14,639)	—
In-process research and development charge	—	9,575
Impairment of property and equipment	7,223	—
Impairment of acquisition-related intangibles	—	14,068
Impairment related to synthetic lease	—	7,006
Impairment of investments	4,452	601
Write-off of unamortized debt issuance costs	2,529	4,651
Gain on divestitures	—	(10,782)
Gain on sale of SunPower’s common shares	—	(373,173)
Gain on investments in equity securities	—	(929)
Interest on stock purchase assistance plan (“SPAP”) loans	(8)	(698)
Reduction in allowance for uncollectible SPAP loans	(88)	—
Restructuring charges	4,370	—
(Gain) loss on sale/retirement of property and equipment, net	1,956	(92)
Deferred income taxes	(20,840)	(10,583)
Minority interest	18,091	(1,673)
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	(110,602)	(3,454)
Inventories	(73,541)	(54,726)
Other assets	(42,577)	(37,205)
Accounts payable and other liabilities	77,667	(7,856)
Deferred revenues less cost of revenues	11,503	(6,163)

Net cash provided by operating activities	10,439	13,553

Cash flow from investing activities:
Purchases of available-for-sale investments	(160,624)	(125,304)
Proceeds from sales or maturities of available-for-sale investments	291,031	138,741
Proceeds from sale of SunPower’s common shares	—	437,250
Reduction in employee deferred compensation plan	(7)	(345)
Cash paid for other investments	(24,362)	—
Proceeds from divestitures	—	63,950
Acquisitions of property and equipment	(116,359)	(119,926)
Cash used for acquisition, net of cash acquired	(13,484)	(98,645)
Decrease (increase) in restricted cash	(15,951)	4,711
Proceeds from settlement of SPAP loan principal	242	11,926
Proceeds from sales of property and equipment	163	41

Net cash provided by (used in) investing activities	(39,351)	312,399

Cash flow from financing activities:
Repayment of borrowings	—	(3,563)
Redemption of convertible debt	(6)	(179,735)
Proceeds from issuance of convertible debt	—	800,000
Convertible debt issuance costs	—	(18,920)
Purchase of convertible note hedge, net of proceeds from issuance of warrants	—	(16,967)
Repurchases of common shares	(277,073)	(571,033)
Withholdings of common shares for tax obligations on vested restricted stock	(8,682)	—
Proceeds from issuance of common shares under employee stock plans	17,724	70,778
Excess tax benefits from stock-based award activity	14,639	—

Net cash provided by (used in) financing activities	(253,398)	80,560

Effect of exchange rate changes on cash and cash equivalents	7,107	861

Net increase (decrease) in cash and cash equivalents	(275,203)	407,373
Cash and cash equivalents, beginning period	1,093,657	413,536

Cash and cash equivalents, end of period	$818,454	$820,909

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In thousands)
Supplemental disclosure of non-cash information:
Issuance of common shares from redemption of convertible debt	$—	$419,261
Purchase of properties under the synthetic lease, using restricted cash collateral	$—	$50,087
Issuance of common shares and stock options in connection with acquisition	$—	$132,546
Additions to property, plant and equipment	$12,319	$3,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2008 and 2007 consist of 52 weeks. The second quarter of fiscal 2008 ended on June 29, 2008 and the second quarter of fiscal 2007 ended on July 1, 2007.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s consolidated financial statements include the amounts of Cypress and all of its subsidiaries, including SunPower Corporation (“SunPower”). Intercompany transactions and balances have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-year presentation.

The consolidated results of operations for the three and six months ended June 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$109,610	$812	$110,422
Federal agency notes	—	50,016	—	50,016
Money market funds	613,575	—	—	613,575
Treasury bills	69,845	—	—	69,845
Corporate notes/bonds	—	70,588	—	70,588
Auction rate securities	—	—	63,058	63,058
Marketable equity securities	6,779	—	—	6,779
Employee deferred compensation plan	27,639	—	—	27,639
Derivative instruments:
Warrants	—	542	—	542
Foreign currency forward contracts	—	632	—	632

Total financial assets	$717,838	$231,388	$63,870	$1,013,096

Financial Liabilities
Employee deferred compensation plan	$27,953	$—	$—	$27,953
Derivative instruments:
Foreign currency forward contracts	—	11,261	—	11,261

Total financial liabilities	$27,953	$11,261	$—	$39,214

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

	Commercial Paper	Auction Rate Securities	Total
	(In thousands)
Balance as of December 30, 2007	$1,065	$—	$1,065
Transfer from Level 2	—	67,800	67,800
Purchases	—	10,000	10,000
Impairment loss recorded in “Other expense, net”	(112)	—	(112)
Unrealized loss included in “Other comprehensive income”	—	(2,838)	(2,838)

Balance as of March 30, 2008	953	74,962	75,915
Sales	—	(13,000)	(13,000)
Impairment loss recorded in “Other expense, net”	(141)	—	(141)
Unrealized gain recorded in “Other comprehensive income”	—	1,096	1,096

Balance as of June 29, 2008	$812	$63,058	$63,870

The Company has identified one commercial paper investment issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover the maturing obligations. As of June 29, 2008, the carrying value of the investment was $0.8 million and the Company recorded impairment charges totaling $0.1 million and $0.3 million for the second quarter and first half of fiscal 2008, respectively. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund.

See Note 7 for a detailed discussion of the Company’s auction rate securities.

Other Pronouncements:

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of FSP APB 14-1 and expects that the guidance will have a material impact on its consolidated results of operations and financial condition beginning in the first quarter of fiscal 2009, as the Company will be required to record higher non-cash interest expense related to any outstanding convertible debt instruments.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP FAS 142-3 will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of fiscal 2008 and did not elect the fair value option for any of its financial assets or liabilities. The Company has reclassified all cash flows related to its trading securities, which consist of its investments in the employee deferred compensation plan, from operating to investing activities to reflect the nature of the investments in accordance with SFAS No. 159.

NOTE 2. SUNPOWER

Cypress’s Ownership Interest in SunPower

As of June 29, 2008 and December 30, 2007, Cypress held approximately 44.5 million shares of SunPower Class B common stock. The following table summarizes Cypress’s ownership interest in SunPower:

	As of
	June 29, 2008	December 30, 2007
As a percentage of SunPower’s outstanding capital stock	55%	56%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	52%	51%
As a percentage of total voting power of SunPower’s outstanding capital stock	90%	90%

The fair value of Cypress’s ownership interest in SunPower was approximately $3.2 billion and $5.8 billion based on the closing prices of SunPower’s common stock of $72.71 and $131.05 per share as of June 29, 2008 and December 30, 2007, respectively. As the Company’s financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower is not recorded as an asset in the Condensed Consolidated Balance Sheets.

As of June 29, 2008, there were no outstanding lock-up agreements between Cypress, SunPower and any third parties under which Cypress agrees not to sell any of its ownership of SunPower Class B common shares.

Proposed Spin-Off

In April 2008, Cypress received a favorable ruling from the Internal Revenue Service (“IRS”) with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the potential tax-free spin-off to Cypress’s stockholders of SunPower Class B common shares held by Cypress.

In July and August 2008, Cypress’s Board of Directors (the “Board”) authorized management to proceed with certain steps related to the proposed spin-off to Cypress’s stockholders of SunPower Class B common shares held by Cypress. See “Note 18. Subsequent Events” for a detailed discussion.

Sale of Manufacturing Facility

In fiscal 2003, SunPower entered into a lease agreement with Cypress under which SunPower leased a manufacturing facility with approximately 215,000 square feet in the Philippines owned by Cypress and a sublease for the land owned by an unaffiliated third party. SunPower had the right to purchase the facility from Cypress and assume the lease for the land at any time at Cypress’s original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to SunPower. In the second quarter of fiscal 2008, SunPower exercised its right and purchased the facility from Cypress and assumed the lease for the land from the unaffiliated third party for a total purchase price of approximately $9.5 million.

NOTE 3. BUSINESS COMBINATIONS

PowerLight Corporation (“PowerLight”)

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

In January 2008, following the first anniversary of the acquisition date, SunPower authorized the release of approximately one-half of the original escrow amount, leaving in escrow approximately $12.9 million in cash and approximately 0.4 million shares of its Class A common stock, with a total aggregate value of $38.9 million as of June 29, 2008. SunPower’s rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the acquisition date. As a result, SunPower is now entitled to recover only limited types of losses, and any recovery will be limited to the amount available in the escrow fund at the time of a claim. The remaining amount in the escrow fund will be progressively reduced to zero on each anniversary of the acquisition date over a period of four years.

Solar Solutions

In January 2008, SunPower acquired Solar Solutions, a solar systems integration and product distribution company based in Italy, for approximately $13.5 million in cash. The acquisition was not material to the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments:

	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Total
	(In thousands)
Balance at December 30, 2007	$129,740	$138,436	$81,613	$184,684	$534,473
Additions	—	—	—	11,207	11,207

Balance at March 30, 2008	129,740	138,436	81,613	195,891	545,680
Additions	—	—	—	39	39

Balance at June 29, 2008	$129,740	$138,436	$81,613	$195,930	$545,719

During the first quarter of fiscal 2008, SunPower recorded additional goodwill of $11.2 million, which was primarily related to the acquisition of Solar Solutions.

Intangible Assets

The following tables present details of the Company’s intangible assets:

As of June 29, 2008	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$241,947	$(215,438)	$26,509
Patents, tradenames, customer relationships and backlog	61,747	(40,326)	21,421
Other	6,201	(5,404)	797

Total acquisition-related intangible assets	309,895	(261,168)	48,727
Other intangible assets	7,476	(3,341)	4,135

Total intangible assets	$317,371	$(264,509)	$52,862

As of December 30, 2007	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$241,947	$(209,107)	$32,840
Patents, tradenames, customer relationships and backlog	58,851	(35,128)	23,723
Other	6,066	(5,263)	803

Total acquisition-related intangible assets	306,864	(249,498)	57,366
Other intangible assets	4,011	(2,519)	1,492

Total intangible assets	$310,875	$(252,017)	$58,858

As of June 29, 2008, the estimated future amortization expense was as follows:

	Cypress	SunPower	Consolidated
	(In thousands)
2008 (remaining six months)	$1,892	$8,041	$9,933
2009	1,544	15,461	17,005
2010	1,042	13,948	14,990
2011	1,008	4,152	5,160
2012 and thereafter	1,753	4,021	5,774

Total amortization expense	$7,239	$45,623	$52,862

NOTE 5. RESTRUCTURING

Fiscal 2007 Restructuring Plan

During the fourth quarter of fiscal 2007, the Board approved a restructuring plan to exit Cypress’s manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). Under the Fiscal 2007 Restructuring Plan, the Company plans to transition production from the Texas facility to its more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. The Company currently plans to continue the majority of the operations at the Texas facility through the third quarter of fiscal 2008 and expects to complete the Fiscal 2007 Restructuring Plan by the end of fiscal 2008. The exact timing of the Fiscal 2007 Restructuring Plan could vary considerably if the Company locates a potential buyer. The Fiscal 2007 Restructuring Plan will include the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility. The Fiscal 2007 Restructuring Plan does not involve the discontinuation of any material product lines or other functions.

To date, the Company recorded total restructuring charges of $4.9 million related to the Fiscal 2007 Restructuring Plan, of which $4.7 million was related to personnel costs and $0.2 million was related to other exit costs. Restructuring reserve activities related to personnel costs are as follows:

Personnel Costs
(In thousands)
Initial provisions	$355
Cash payments	—

Balance at December 30, 2007	355
Additional provision	2,412
Cash payments	—

Balance at March 30, 2008	2,767
Additional provision	1,958
Cash payments	—

Balance at June 29, 2008	$4,725

In connection with the Fiscal 2007 Restructuring Plan, the Company expects to eliminate approximately 240 positions in the Texas facility in fiscal 2008. These employees are primarily in manufacturing functions. As these employees continue to provide services during fiscal 2008, the Company recognizes the severance and benefit costs associated with these employees ratably over the service period in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” During the second quarter and first half of fiscal 2008, the Company accrued provisions of $2.0 million and $4.4 million, respectively.

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Accounts receivable, gross	$360,985	$242,259
Allowance for doubtful accounts receivable and sales returns	(6,031)	(5,984)

Total accounts receivable, net	$354,954	$236,275

Inventories

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Raw materials	$115,197	$104,284
Work-in-process	97,782	72,964
Finished goods	116,467	70,339

Total inventories	$329,446	$247,587

Other Current Assets

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Deferred tax assets	$8,681	$8,681
Restricted cash related to letters of credit	38,322	—
Prepayment to suppliers	62,078	52,277
Other prepaid expenses	31,172	22,758
Costs and estimated earnings in excess of billings	50,784	39,136
Deferred project costs	23,067	8,316
VAT receivable	25,403	7,824
Other current assets	24,840	18,280

Total other current assets	$264,347	$157,272

Other Assets

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Restricted cash related to:
Customer advances	$20,000	$20,000
Letters of credit	25,516	47,887
Employee deferred compensation plan	27,639	29,449
Prepayments to suppliers	96,400	108,943
Investments:
Debt securities	63,870	68,865
Equity securities	15,841	14,969
Joint ventures	14,803	5,304
Debt issuance costs, net	—	2,529
VAT receivable	15,422	24,269
Note receivable from third party	10,000	—
Other assets	28,887	28,492

Total other assets	$318,378	$350,707

Other Current Liabilities

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Employee deferred compensation plan	$27,953	$30,754
Customer advances	15,340	9,250
Billings in excess of costs and estimated earnings	33,074	69,900
Warranty reserve	13,393	10,502
Accrued commissions	4,445	5,124
Accrued royalties	4,606	4,476
VAT payable	28,677	18,189
Other current liabilities	50,766	49,340

Total other current liabilities	$178,254	$197,535

Deferred Income Taxes and Other Tax Liabilities

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Deferred income taxes	$9,954	$6,932
Non-current tax liabilities	31,810	50,983

Total deferred income taxes and other tax liabilities	$41,764	$57,915

Other Long-Term Liabilities

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Customer advances	$59,665	$60,153
Warranty reserve	9,128	6,693
Other long-term liabilities	11,021	7,809

Total other long-term liabilities	$79,814	$74,655

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company’s available-for-sale investments:

As of June 29, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$53,882	$—	$(1)	$53,881
Money market funds	613,575	—	—	613,575
Treasury bills	44,910	15	—	44,925
Federal agency notes	2,996	—	—	2,996

Total cash equivalents	715,363	15	(1)	715,377

Short-term investments:
Commercial paper	55,728	1	—	55,729
Federal agency notes	46,796	243	(19)	47,020
Corporate notes/bonds	70,502	218	(133)	70,588
Treasury bills	24,921	2	(2)	24,920
Marketable equity securities	1,052	3,002	—	4,054

Total short-term investments	198,999	3,466	(154)	202,311

Long-term investments:
Auction rate securities	64,846	—	(1,788)	63,058
Commercial paper	812	—	—	812
Marketable equity securities	3,041	297	(613)	2,725

Total long-term investments	68,699	297	(2,401)	66,595

Total available-for-sale securities	$983,061	$3,778	$(2,556)	$984,283

As of December 30, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$75,766	$1	$(1)	$75,766
Money market funds	868,319	—	—	868,319

Total cash equivalents	944,085	1	(1)	944,085

Short-term investments:
Commercial paper	124,133	17	(1)	124,149
Federal agency notes	48,874	233	—	49,107
Corporate notes/bonds	114,824	234	(120)	114,938
Auction rate securities	27,520	—	—	27,520
Asset-backed securities	10,527	113	—	10,640
Marketable equity securities	1,053	5,341	—	6,394

Total short-term investments	326,931	5,938	(121)	332,748

Long-term investments:
Auction rate securities	67,797	3	—	67,800
Commercial paper	1,065	—	—	1,065
Marketable equity securities	3,142	100	(411)	2,831

Total long-term investments	72,004	103	(411)	71,696

Total available-for-sale securities	$1,343,020	$6,042	$(533)	$1,348,529

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

As of June 29, 2008, all of the Company’s auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, the Company has classified its auction rate securities totaling $63.1 million (of which $38.0 million was related to Cypress and $25.1 million was related to SunPower) as long-term investments as of June 29, 2008.

During the first half of fiscal 2008, the Company performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, the Company prepared a valuation model based on a discounted cash flow with the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates incorporating a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities would be valued at approximately 96%-98% of their stated par value as of June 29, 2008, representing a decline in value of approximately $1.8 million. As the Company determined that the lack of liquidity in the market for auction rate securities is temporary in nature and that it has the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, the Company recorded the amount as unrealized loss in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of June 29, 2008.

As of June 29, 2008, contractual maturities of the Company’s available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$888,371	$888,552
Maturing in one to three years	24,939	25,082
Maturing in more than three years	65,658	63,870

Total	$978,968	$977,504

Realized gains and losses from sales of non-equity investments were immaterial for all periods presented.

Proceeds from sales and maturities of available-for-sale investments were $291.0 million and $138.7 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

Investments in Equity Securities

The following table summarizes the Company’s investments in equity securities:

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Short-term investments:
Available-for-sale equity securities	$4,054	$6,394
Long-term investments:
Available-for-sale equity securities	2,725	2,831
Other equity securities	13,116	12,138

Total long-term investments	15,841	14,969

Total equity investments	$19,895	$21,363

Sale of Equity Investments:

The Company did not sell any equity investments during the second quarter and first half of fiscal 2008.

During the first half of fiscal 2007, the Company sold its equity investments in two public companies for $4.5 million and recognized total gains of $0.9 million.

Impairment of Investments

The Company reviews its investments periodically for impairment and recognizes an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company’s impairment assessment on investments in privately-held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and discounted cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by the Company or others. If an investee obtains additional funding at a valuation lower than the Company’s carrying amount, the Company presumes that the investment is impaired, unless specific facts and circumstances indicate otherwise. The Company recorded impairment charges of $4.2 million and $4.5 million for the three and six months ended June 29, 2008, respectively, and zero and $0.6 million for the three and six months ended July 1, 2007, respectively, as the Company determined that the decline in value of its investments in certain public and privately-held companies was other-than-temporary.

Investments in Joint Ventures

As of June 29, 2008 and December 30, 2007, SunPower’s investments in certain joint ventures totaled $14.8 million and $5.3 million, respectively. These joint ventures are accounted for under the equity method of accounting (see Note 16).

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

The Company accounts for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other expense, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of June 29, 2008 and December 30, 2007, the fair value of the assets was $27.6 million and $29.4 million, respectively, and the fair value of the liabilities was $28.0 million and $30.8 million, respectively.

All expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Changes in fair value of assets recorded in:
Other expense, net	$60	$(491)	$(2,476)	$(645)
Changes in fair value of liabilities recorded in:
Cost of revenues	(15)	(415)	928	(544)
Research and development expenses	(17)	(479)	1,068	(628)
Selling, general and administrative expenses	(18)	(365)	811	(478)

Total income (expense)	$10	$(1,750)	$331	$(2,295)

NOTE 8. STOCK-BASED COMPENSATION

The following tables summarize the stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	June 29, 2008			July 1, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Cost of revenues	$4,563	$5,129	$9,692	$3,183	$3,198	$6,381
Research and development	5,190	972	6,162	3,915	348	4,263
Selling, general and administrative	9,421	12,506	21,927	7,289	9,684	16,973

Total stock-based compensation expense	$19,174	$18,607	$37,781	$14,387	$13,230	$27,617

	Six Months Ended
	June 29, 2008			July 1, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Cost of revenues	$8,180	$8,843	$17,023	$6,054	$5,448	$11,502
Research and development	10,101	1,783	11,884	7,573	849	8,422
Selling, general and administrative	17,082	22,489	39,571	12,262	17,536	29,798

Total stock-based compensation expense	$35,363	$33,115	$68,478	$25,889	$23,833	$49,722

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $17.7 million for the six months ended June 29, 2008 and $70.8 million for the six months ended July 1, 2007. The Company recognized an income tax benefit from stock option exercises of $14.6 million for the six months ended June 29, 2008. No income tax benefit was realized from stock option exercises for the six months ended July 1, 2007.

As of June 29, 2008 and December 30, 2007, stock-based compensation capitalized in inventories totaled $7.5 million ($6.2 million for Cypress and $1.3 million for SunPower) and $5.0 million ($4.6 million for Cypress and $0.4 million for SunPower), respectively.

The following tables summarize the stock-based compensation expense by type of awards:

	Three Months Ended
	June 29, 2008			July 1, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$5,398	$1,014	$6,412	$8,218	$4,847	$13,065
Restricted stock and restricted stock units	11,710	9,966	21,676	5,021	3,077	8,098
Shares released from re-vesting restrictions	—	7,627	7,627	—	5,306	5,306
Employee stock purchase plan (“ESPP”)	2,066	—	2,066	1,148	—	1,148

Total stock-based compensation expense	$19,174	$18,607	$37,781	$14,387	$13,230	$27,617

	Six Months Ended
	June 29, 2008			July 1, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$11,890	$2,201	$14,091	$16,886	$9,593	$26,479
Restricted stock and restricted stock units	19,957	17,281	37,238	6,579	4,212	10,791
Shares released from re-vesting restrictions	—	13,633	13,633	—	10,028	10,028
ESPP	3,516	—	3,516	2,424	—	2,424

Total stock-based compensation expense	$35,363	$33,115	$68,478	$25,889	$23,833	$49,722

In connection with the acquisition of PowerLight in fiscal 2007, 1.1 million shares of SunPower’s Class A common stock issued to employees of PowerLight and 0.5 million of shares issuable upon exercise of assumed PowerLight stock options, which were valued at $60.4 million at the date of acquisition, are subject to certain transfer restrictions and a repurchase option held by SunPower. SunPower is recognizing expense as the re-vesting restrictions of these shares lapse over a two-year period. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the tables above.

The following table summarizes the unrecognized stock-based compensation balance by type of awards:

	As of June 29, 2008
	Cypress	SunPower	Consolidated	Weighted-Average Amortization Period
	(In thousands)			(In years)
Stock options	$40,284	$10,365	$50,649	1.75
Restricted stock and restricted stock units	65,835	103,227	169,062	2.67
Shares subject to re-vesting restrictions	—	15,423	15,423	0.50
ESPP	2,655	—	2,655	0.36

Total unrecognized stock-based compensation balance	$108,774	$129,015	$237,789

Equity Incentive Program Related to Cypress’s Common Stock

As of June 29, 2008, approximately 3.0 million shares of stock options or 1.6 million shares of restricted stock units were available for grant under the Amended 1994 Stock Plan. As of June 29, 2008, approximately 1.9 million shares of stock options were available for grant under the 1999 Stock Option Plan.

Stock Options:

The following table summarizes Cypress’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amount)
Options outstanding as of December 31, 2007	19,662	$16.80
Granted	243	$22.41
Exercised	(465)	$13.01
Forfeited or expired	(312)	$19.03

Options outstanding as of March 30, 2008	19,128	$16.92
Granted	390	$27.15
Exercised	(646)	$14.45
Forfeited or expired	(150)	$18.50

Options outstanding as of June 29, 2008	18,722	$17.21

Options exercisable as of June 29, 2008	11,231	$15.97

Restricted Stock Units:

The following table summarizes Cypress’s non-vested restricted stock unit activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2007	6,752	$22.38
Granted	183	$22.47
Vested	(957)	$21.40
Forfeited	(55)	$25.15

Balance as of March 30, 2008	5,923	$22.51
Granted	975	$26.91
Vested	(63)	$26.32
Forfeited	(53)	$28.85

Balance as of June 29, 2008	6,782	$23.06

The restricted stock unit balance as of June 29, 2008 included approximately 4.3 million performance-based restricted stock units granted under the Amended 1994 Stock Plan. The awards were issued to certain senior-level employees of Cypress and can be earned ratably over three to four years. During the first half of fiscal 2008, the Compensation Committee of the Board established the milestones for approximately 1.1 million of the 4.3 million performance-based restricted stock units. These performance-based milestones include the achievement of certain performance results of Cypress’s common stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”), semiconductor gross margin and operating income milestones and semiconductor operating income performance goals versus a pre-determined peer group. These awards will be earned upon the Compensation Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

The fair value of these 1.1 million shares with market conditions was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Cypress’s common stock of 49.4%; volatility of the SOXX of 25.0%; correlation coefficient of 0.41; and risk-free interest rate of 2.2%. The fair value of the performance-related component of the 1.1 million shares was equivalent to the grant-date fair value of Cypress’s common stock.

Proposed Spin-Off:

In July and August 2008, the Board authorized management to proceed with certain steps related to the proposed spin-off to Cypress’s shareholders of SunPower Class B common shares held by Cypress, which will result in adjustments to Cypress’s stock plans and ESPP. See “Note 18. Subsequent Events” for a detailed discussion.

Equity Incentive Program Related to SunPower’s Common Stock

As of June 29, 2008, approximately 1.5 million shares were available for grant under SunPower’s Second Amended and Restated 2005 Incentive Stock Plan.

Stock Options:

The following table summarizes SunPower’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amount)
Options outstanding as of December 31, 2007	3,701	$5.44
Granted	—	$—
Exercised	(449)	$2.53
Forfeited or expired	(27)	$5.48

Options outstanding as of March 30, 2008	3,225	$5.85
Granted	—	$—
Exercised	(254)	$4.72
Forfeited or expired	(5)	$20.74

Options outstanding as of June 29, 2008	2,966	$5.92

Options exercisable as of June 29, 2008	1,329	$4.22

Restricted Stock:

The following table summarizes SunPower’s non-vested restricted stock activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2007	1,174	$68.74
Granted	235	$74.84
Vested	(120)	$52.72
Forfeited	(11)	$85.70

Balance as of March 30, 2008	1,278	$76.48
Granted	344	$82.66
Vested	(75)	$62.10
Forfeited	(19)	$76.53

Balance as of June 29, 2008	1,528	$78.58

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

In connection with the guarantees, the Company was granted options to purchase ordinary shares of Grace. As of June 29, 2008, the Company determined that the fair value of the guarantees and the options was not material to its consolidated financial statements.

The following table summarizes the terms and status of the guarantees between the Company, Grace and the financing company:

			Outstanding Rental Payments		Irrevocable Letters of Credit
Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	At Inception	As of June 29, 2008	At Inception	As of June 29, 2008	Grace Options Granted to Cypress
			(In thousands)
2006	One	36 months	$8,255	$4,127	$6,392	$3,961	2,272
2007	Five	36 months	42,278	28,874	32,726	26,587	17,097
2008, first quarter	One	36 months	10,372	9,508	7,918	7,918	6,009

			$60,905	$42,509	$47,036	$38,466	25,378

Product Warranties

Cypress generally warrants its products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. Cypress estimates its warranty costs based on historical warranty claim experience. Warranty returns are included in the allowance for sales returns. The allowance for sales returns is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period.

SunPower warrants or guarantees the performance of its solar panels at certain levels of power output for extended periods, often as long as 25 years. It warrants the solar cells for at least ten years. In addition, SunPower generally provides warranty on systems installed for a period of five to ten years. SunPower also passes through to customers long-term warranties from the original equipment manufacturers of certain system components. SunPower’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on SunPower’s best estimate of such liabilities and are recognized as a cost of revenue. SunPower monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances.

The following table presents the Company’s warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Beginning balance	$22,130	$16,138	$20,268	$6,024
Warranty reserves assumed by SunPower in connection with the acquisition of PowerLight	—	—	—	6,542
Settlements	(3,750)	(687)	(7,802)	(2,367)
Provision	6,734	1,441	12,648	6,693

Ending balance	$25,114	$16,892	$25,114	$16,892

SunPower’s warranty reserve balance represented approximately 90% and 85% of the total warranty reserve balance as of June 29, 2008 and July 1, 2007, respectively.

Purchase Commitments

SunPower has agreements with various suppliers for the procurement of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors and manufacturers for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidation damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of June 29, 2008 and December 30, 2007, total purchase obligations related to such supply agreements were approximately $3.5 billion and $2.1 billion, respectively.

Under certain of these agreements, SunPower is required to make prepayments to these suppliers and manufacturers over the terms of the arrangements. As of June 29, 2008 and December 30, 2007, the balances of prepayments made by SunPower were $158.5 million and $161.2 million, respectively. As of June 29, 2008, SunPower’s future prepayment obligations related to these agreements totaled approximately $213.5 million.

Litigation and Asserted Claims

In April 2008, the Company, along with several other companies, was named in an International Trade Commission (“ITC”) action filed by Agere/LSI Corporation (“LSI”), which alleges infringement of Agere/LSI’s patent no. 5,227,335. Agere/LSI filed the same patent infringement claim concurrently in the federal district court in Marshall, Texas. The federal case has been stayed pending the outcome of the ITC action. Cypress, along with several of the co-defendants, has filed a motion for summary determination, which if granted, would lead to the dismissal of the ITC action. The Company believes it has meritorious defenses to the allegations in the ITC action and the federal case and will vigorously defend itself in both matters.

In August 2006, Quantum Research Group added the Company as a defendant in a lawsuit in the United States District Court, District of Baltimore, Maryland. The amended complaint served on the Company alleged patent infringement, defamation, false light and unfair competition related to the Company’s programmable-system-on-chip microcontroller product as programmed for a single customer. In March 2008, Atmel acquired Quantum. The Company is being indemnified by a third party for this litigation. The parties are awaiting a ruling(s) on the pending motions for summary judgment. Trial has been tentatively scheduled for October 2009. The Company does not believe this matter will have a material impact on its consolidated financial position or results of operations.

In October 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the static random access memory (“SRAM”) industry. In December 2007, the Korean Federal Trade Commission (“KFTC”) opened a criminal investigation into this same market. Cypress has made, and will continue to make available employees, documents and other relevant information to the DOJ’s Antitrust Division and the KFTC to support their respective investigations. The Company has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

In connection with the DOJ investigation discussed above, in October 2006, the Company, along with a majority of other SRAM manufacturers, was sued in over 82 purported consumer class action suits in various United States federal district courts. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws and unjust enrichment. The lawsuits seek restitution, injunction and damages in an unspecified amount. The cases are now consolidated in the U.S. District Court for the Northern District of California. The cases have been largely stayed with the exception of document production which the Company continues to deliver to plaintiffs. In addition to the federal class action lawsuits, the Company, along with a number of SRAM manufacturers, was also sued in purported consumer anti-trust class action suits in Ontario, Canada. The Florida Attorney General’s office has also filed a civil investigative demand on behalf of all Florida SRAM consumers. The Company is engaged in document production in these matters that is consistent with the production being made to the civil plaintiffs and the DOJ. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

The Company, along with several other co-defendants, is currently party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by the Company and the co-defendants from Circuit Semantics, Inc., a business no longer in operation. Prior to filing suit against the Company, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco’s trade secrets. Silvaco’s complaint against the Company alleges that the Company misappropriated Silvaco’s trade secrets by using the Circuit Semantics software previously purchased by Cypress. Cypress’s trial, which began in September 2007, was stayed pending Cypress’s appeal of a preliminary ruling related to a statute of limitations issue. Oral arguments for the appeal took place in May 2008, and in June 2008, Cypress received a favorable ruling on the appeal. While Cypress has been engaged in the appeal process, three of the four remaining defendants have prevailed on motions for summary judgment that would result in a dismissal of the case on facts and arguments similar to Cypress’s case. Silvaco has appealed these rulings. Cypress has been remanded to the trial court, who will decide whether or not the trial should proceed in light of the pending Silvaco appeal on the motion for summary judgment. The Company believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on the Company’s own investigations, the Company believes the ultimate outcome of its current legal proceedings and investigations, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation and investigations, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

NOTE 10. DEBT AND EQUITY TRANSACTIONS

Convertible Debt

The following table summarizes the Company’s outstanding convertible debt:

		As of
		June 29, 2008		December 30, 2007
Convertible Debt	Maturity Dates	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Cypress 1.00% Convertible Senior Notes (“Cypress 1.00% Notes”)	September 2009	$599,994	$697,827	$600,000	$978,162
SunPower 1.25% Senior Convertible Debentures (“SunPower 1.25% Notes”)	February 2027	200,000	283,000	200,000	465,576
SunPower 0.75% Senior Convertible Debentures (“SunPower 0.75% Notes”)	August 2027	225,000	261,914	225,000	366,316

Total		$1,024,994	$1,242,741	$1,025,000	$1,810,054

The fair value of the convertible debt was determined based on quoted market prices as reported by Bloomberg:

	As of
Convertible Debt	June 29, 2008	December 30, 2007
	(Per $1,000 principal amount)
Cypress 1.00% Notes	$1,163	$1,630
SunPower 1.25% Notes	$1,415	$2,328
SunPower 0.75% Notes	$1,164	$1,628

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

For the first quarter of fiscal 2008, Cypress determined that the common stock price conversion test was not triggered. Accordingly, holders could not exercise their right to convert the Cypress 1.00% Notes during the second quarter of fiscal 2008. As a result, Cypress classified the outstanding principal amount of $600.0 million as long-term debt in the Condensed Consolidated Balance Sheet as of March 30, 2008.

For the second quarter of fiscal 2008, Cypress determined that the common stock price conversion test was not triggered. Accordingly, holders may not exercise their right to convert the Cypress 1.00% Notes during the third quarter of fiscal 2008. However, since holders may begin converting the Cypress 1.00% Notes on or after June 15, 2009 under the terms of the Indenture, Cypress classified the outstanding principal amount of $600.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of June 29, 2008.

In August 2008, Cypress gave notice to the holders of the Cypress 1.00% Notes that holders may surrender their Cypress 1.00% Notes for conversion. See “Note 18. Subsequent Events” for a detailed discussion.

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

For the first quarter of fiscal 2008, SunPower determined that the common stock price conversion test was not triggered. Accordingly, holders could not exercise their right to convert the SunPower 1.25% Notes during the second quarter of fiscal 2008. As a result, SunPower classified the outstanding principal amount of $200.0 million as long-term debt in the Condensed Consolidated Balance Sheet as of March 30, 2008.

For the second quarter of fiscal 2008, SunPower determined that the common stock price conversion test was triggered. Accordingly, holders may exercise their right to convert the SunPower 1.25% Notes during the third quarter of fiscal 2008. As a result, SunPower classified the outstanding principal amount of $200.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of June 29, 2008.

If the common stock price conversion test is not triggered in the following quarter, the SunPower 1.25% Notes will be classified as long-term debt.

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

For the first quarter of fiscal 2008, SunPower determined that the common stock price conversion test was not triggered. Accordingly, holders could not exercise their right to convert the SunPower 0.75% Notes during the second quarter of fiscal 2008. As a result, SunPower classified the outstanding principal amount of $225.0 million as long-term debt in the Condensed Consolidated Balance Sheet as of March 30, 2008.

For the second quarter of fiscal 2008, SunPower determined that the common stock price conversion test was not triggered. Accordingly, holders may not exercise their right to convert the SunPower 0.75% Notes during the third quarter of fiscal 2008. As a result, the outstanding principal amount of $225.0 million was classified as long-term debt in the Condensed Consolidated Balance Sheet as of June 29, 2008.

If the common stock price conversion test is triggered in the following quarter, the SunPower 0.75% Notes will be classified as short-term debt.

Line of Credit

In July 2007, SunPower entered into a credit agreement with Wells Fargo & Company (“Wells Fargo”) and has entered into amendments to the credit agreement from time to time. As of June 29, 2008, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $150.0 million secured letter of credit facility. SunPower may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through April 4, 2009. Letters of credit issued under the subfeature reduce SunPower’s borrowing capacity under the revolving credit line. SunPower may request that Wells Fargo issue up to $150.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. SunPower will pay interest on outstanding borrowings and a fee for outstanding letters of credit. At any time, SunPower can prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless SunPower provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. SunPower concurrently entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, certain wholly-owned subsidiaries of SunPower entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of June 29, 2008 and December 30, 2007, six letters of credit totaling $41.5 million and four letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. In addition, as of June 29, 2008 and December 30, 2007, 22 letters of credit totaling $63.8 million and eight letters of credit totaling $47.9 million, respectively, were issued by Wells Fargo under the secured letter of credit facility.

As of June 29, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $8.5 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $8.5 million and $8.0 million, respectively. As of June 29, 2008 and December 30, 2007, letters of credit available under the secured letter of credit facility totaled $86.2 million and $2.1 million, respectively.

Stock Repurchase Program

During the first quarter of fiscal 2008, Cypress’s Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2008, Cypress used $277.1 million in cash to repurchase a total of 12.6 million shares at an average price of $21.95. Cypress did not make any repurchases during the second quarter of fiscal 2008. As of June 29, 2008, the remaining balance available for future stock repurchases was $322.9 million under the stock repurchase program.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows:

	As of
	June 29, 2008	December 30, 2007
	(In thousands)
Unrealized gains on available-for-sale investments	$1,755	$5,509
Unrealized gains (losses) on derivatives	19	(3,623)
Foreign currency translation adjustments	12,357	9,746

Total accumulated other comprehensive income	$14,131	$11,632

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Net income	$23,406	$363,360	$7,097	$361,339
Unrealized gains (losses) on available-for-sale investments	(1,955)	10,072	(3,754)	10,922
Unrealized gains on derivatives	2,787	297	3,642	697
Foreign currency translation adjustments	1,032	1,561	2,611	1,897

Total comprehensive income	$25,270	$375,290	$9,596	$374,855

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

As of June 29, 2008 and December 30, 2007, the Company’s hedge instruments consisted primarily of foreign currency forward contracts. The Company estimates the fair value of its forward contracts based on spot and forward rates from published sources.

Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. Amounts deferred in “Accumulated other comprehensive income” are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income was immaterial and $(3.6) million as of June 29, 2008 and December 30, 2007, respectively. As of June 29, 2008 and December 30, 2007, the Company had outstanding forward contracts with an aggregate notional value of $6.9 million and $140.1 million, respectively. All outstanding contracts matured in July 2008.

In addition, the Company records hedges of certain foreign currency denominated monetary assets and liabilities. These hedges are recorded at fair value with the related gains or losses recorded in “Other expense, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged As of June 29, 2008 and December 30, 2007, the Company had outstanding forward contracts with an aggregate notional value of $158.9 million and $59.8 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities. All outstanding contracts matured in July 2008.

NOTE 13. INCOME TAXES

The Company’s income tax provision was $0.8 million for the three months ended June 29, 2008 and the income tax benefit was $1.9 million for the three months ended July 1, 2007. The Company’s income tax provision was $8.1 million for the six months ended June 29, 2008 and the income tax benefit was $2.9 million for the six months ended July 1, 2007. The tax provision for the second quarter and first half of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. In addition, during the second quarter of fiscal 2008, the Company reached a resolution of the U.S. income tax examination for the tax years 2003 and 2004, which resulted in tax accruals (primarily alternative minimum tax) of $5.5 million. Cypress’s remaining federal net operating loss carry-forwards utilizable in future periods, subject to applicable federal limitations, are approximately $348.5 million as of December 30, 2007. Of this amount, approximately $308.8 million is due to stock option deductions and approximately $21.5 million is due to original discount. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. In addition, Cypress had federal tax credit carryforwards of approximately $93.1 million.

The tax provision for the second quarter and first half of fiscal 2008 was partially offset by a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination and a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in additional tax benefits.

The tax benefit for the second quarter and first half of fiscal 2007 was attributable to the recognition of deferred tax assets and the amortization of deferred tax liabilities associated with purchased intangible assets outside the U.S., partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

The following table presents a reconciliation of the Company’s unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of December 30, 2007	$50,983
Increase based on tax positions related to current year	2,246
Decrease based on tax positions related to current year	(14,096)
Decrease related to settlements with taxing authorities	(7,323)

Unrecognized tax benefits, as of June 29, 2008	$31,810

As of June 29, 2008 and December 30, 2007, the amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $26.1 million and $45.9 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by foreign taxing authorities; and

•	expiration of statue of limitations on the Company’s tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalty, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. As of June 29, 2008 and December 31, 2007, accrued interest and penalties totaled $4.8 million and $4.7 million, respectively.

Tax Years and Examination

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of June 29, 2008:

Tax Jurisdictions	Tax Years
United States	2005 and onward
Philippines	2004 and onward
India	2002 and onward
California	2004 and onward

NOTE 14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands, except per-share amounts)
Basic:
Net income	$23,406	$363,360	$7,097	$361,339

Weighted-average common shares	150,675	152,111	152,818	153,905

Basic net income per share	$0.16	$2.39	$0.05	$2.35

Diluted:
Net income	$23,406	$363,360	$7,097	$361,339
Interest expense associated with convertible debt, net of tax	—	—	—	1,173
Adjustment related to SunPower, net of tax	(838)	—	(1,245)	—
Other	—	(27)	(413)	(47)

Net income for diluted computation	$22,568	$363,333	$5,439	$362,465

Weighted-average common shares	150,675	152,111	152,818	153,905
Effect of dilutive securities:
Stock options and unvested restricted stock units	7,518	6,599	6,976	6,032
Convertible debt – Cypress 1.00% Notes	3,191	—	1,595	—
Convertible debt – Cypress 1.25% Notes	—	—	—	8,910
Warrants	348	—	174	—
Other	—	147	35	147

Weighted-average common shares for diluted computation	161,732	158,857	161,598	168,994

Diluted net income per share	$0.14	$2.29	$0.03	$2.14

Adjustment Related to SunPower:

In accordance with SFAS No. 128, “Earnings per Share,” net income used in the diluted computation has been adjusted to reflect Cypress’s ownership interest in SunPower on a fully diluted basis for the three and six months ended June 29, 2008. No adjustment was made for the three and six months ended July 1, 2007 as SunPower was in a net loss position.

Anti-Dilutive Securities:

The following anti-dilutive securities were excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Stock options and unvested restricted stock units	2,991	10,108	3,455	12,262
Warrants	—	25,105	—	25,105

Convertible Debt:

The Cypress 1.00% Notes are convertible debt which requires Cypress to settle the principal value in cash and any conversion premiums in either cash or stock. The Company applied the treasury stock method in determining the dilutive impact of the Cypress 1.00% Notes. For the three and six months ended June 29, 2008, the Cypress 1.00% Notes were included in the diluted computation. For the three and six months ended July 1, 2007, the Cypress 1.00% Notes were anti-dilutive as the average stock prices for the periods were below the conversion price of the Cypress 1.00% Notes.

In connection with the issuance of the Cypress 1.00% Notes, Cypress entered into a convertible note hedge that is expected to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event the market value of Cypress’s common stock at the time of exercise is greater than the conversion price of the Cypress 1.00% Notes. In accordance with SFAS No. 128, the convertible note hedge is not included in the diluted computation.

The Company applied the if-converted method in determining the impact of Cypress’s 1.25% convertible subordinated notes (“Cypress 1.25% Notes”) on the diluted computation, as the principal value was convertible into shares plus cash. The Cypress 1.25% Notes were fully redeemed in February 2007.

NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to the Company’s reportable business segments:

Revenues:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Consumer and Computation Division	$82,777	$85,461	$145,729	$162,213
Data Communications Division	34,444	27,398	62,774	59,917
Memory and Imaging Division	88,857	83,381	163,503	168,091
SunPower	382,751	173,766	656,452	316,113
Other	3,502	2,780	5,956	9,304

Total revenues	$592,331	$372,786	$1,034,414	$715,638

Income Before Income Taxes and Minority Interest:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
Consumer and Computation Division	$2,906	$9,641	$(2,840)	$12,495
Data Communications Division	7,420	2,646	12,031	9,211
Memory and Imaging Division	13,461	8,326	21,939	18,048
SunPower	66,289	22,635	109,365	49,239
Other	(4,876)	(4,359)	(10,390)	(10,605)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(5,930)	(24,285)	(12,033)	(44,234)
Restructuring costs	(1,958)	—	(4,370)	—
Stock-based compensation expense	(37,781)	(27,617)	(68,478)	(49,722)
Gains on divestitures	—	—	—	10,782
Reduction in allowance for uncollectible loans	—	—	88	—
Impairment related to synthetic lease	—	—	—	(7,006)
Gain on sale of SunPower’s common shares	—	373,173	—	373,173
Gains on investments in equity securities	—	—	—	929
Impairment of investments	(4,239)	—	(4,452)	(601)
Impairment of property and equipment	—	—	(7,223)	—
Write-off of unamortized debt issuance costs	—	—	(2,529)	(4,651)
Other	1,416	(724)	2,134	(270)

Income before income taxes and minority interest	$36,708	$359,436	$33,242	$356,788

Geographical Information

The following table presents the Company’s revenues by geographical locations:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands)
North America, primarily the United States	$114,735	$119,347	$229,103	$238,686
Europe:
Spain	254,935	65,564	397,407	97,709
Other	87,868	67,002	154,429	137,813
Asia:
China	57,669	48,894	91,904	91,717
Other	77,124	71,979	161,571	149,713

Total revenues	$592,331	$372,786	$1,034,414	$715,638

Customer Information

For the three months ended June 29, 2008, two customers of SunPower accounted for approximately 28% and 12% of the Company’s total revenues. For the six months ended June 29, 2008, two customers of SunPower accounted for approximately 19% and 15% of the Company’s total revenues.

For the three months ended July 1, 2007, one customer of SunPower accounted for approximately 16% of the Company’s total revenues. For the six months ended July 1, 2007, no customers accounted for more than 10% of the Company’s total revenues.

NOTE 16. JOINT VENTURES

Woongjin Energy Co. Ltd. (“Woongjin Energy”)

As of June 29, 2008, SunPower’s investment in the joint venture totaled $11.7 million, which consisted of a 27.4% equity investment valued at $8.4 million and a $3.3 million convertible note that was convertible at SunPower’s option into an additional 12.6% equity ownership. As of December 30, 2007, SunPower’s investment in the joint venture totaled $4.4 million, which consisted of a 19.9% equity investment valued at $1.1 million and the $3.3 million convertible note that was convertible at SunPower’s option into an additional 20.1% equity ownership in the joint venture. During the second quarter and first half of fiscal 2008, SunPower invested zero and $5.4 million in the joint venture, respectively.

SunPower accounts for this joint venture using the equity method of accounting. For the three and six months ended June 29, 2008, SunPower’s share of Woongjin Energy’s net income totaled $1.3 million and $1.9 million, respectively. For the three and six months ended July 1, 2007, the joint venture was in the development stage and had no operations.

First Philec Solar Corporation

As of June 29, 2008 and December 30, 2007, SunPower’s investment in the joint venture totaled $3.1 million and $0.9 million, representing a 20.6% and 16.9% equity ownership, respectively. During the second quarter and first half of fiscal 2008, SunPower invested $2.0 million and $2.2 million, respectively, in the joint venture. SunPower accounts for the joint venture using the equity method of accounting. As of June 29, 2008, the joint venture was in the development stage and had no operations.

NorSun AS (“NorSun”)

In January 2008, SunPower entered into an option agreement with NorSun pursuant to which SunPower will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun. NorSun will use the cash advance payments to partly fund its portion of the equity investment in a joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. SunPower will provide a letter of credit or deposit funds in an escrow account to secure NorSun’s right to such advance payments. NorSun will initially hold a 50% equity interest in the joint venture. Under the terms of the option agreement, SunPower may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s 50% equity interest in the joint venture. SunPower may exercise its option at any time until six months following the commercial operation of the polysilicon manufacturing facility in Saudi Arabia. The option agreement also provides NorSun an option to put half, subject to certain adjustments, of its 50% equity interest in the joint venture to SunPower. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. SunPower accounts for the put and call options as one instrument, which is measured at fair value at each reporting period. The changes in the fair value of the combined option will be recorded as other income in the Condensed Consolidated Statements of Operations. The fair value of the combined option was not material as of June 29, 2008.

NOTE 17. ASSET IMPAIRMENT

During the first quarter of fiscal 2008, consolidated cost of revenues included impairment charges of $7.2 million related to the write-downs of the following long-lived assets:

During the first quarter of fiscal 2008, both Cypress and SunPower had certain pieces of manufacturing equipment with an aggregate net book value of $6.2 million that were no longer in service as they had been replaced with new processes and tools. The Company determined that the estimated salvage value of the equipment was $1.2 million and recorded an impairment charge of $5.0 million.

In the fourth quarter of fiscal 2007, Cypress announced the planned closure of its Texas facility that manufactures, among other products, SunPower’s imaging and infrared detectors. During the first quarter of fiscal 2008, SunPower evaluated its future plans and decided to wind down its activities related to the imaging detector product line. As such, SunPower recorded a $2.2 million impairment charge primarily related to certain manufacturing equipment used in this product line.

NOTE 18. SUBSEQUENT EVENTS

Proposed Spin-Off

In July 2008, the Board authorized management to proceed with Cypress’s plan to pursue the tax-free distribution of SunPower Class B common shares held by Cypress (such transaction, the “Proposed Spin-Off”), with the objective of having the transaction completed by the end of fiscal 2008, or sooner if possible.

In August 2008, the Board further authorized management to take the following additional steps in anticipation of the Proposed Spin-Off:

Sale of SunPower Stock:

The Board has authorized management to sell up to 3.0 million shares of SunPower Class B common stock held by Cypress prior to the completion date of the Proposed Spin-Off.

Adjustments to the 1994 and 1999 Stock Plans and the ESPP:

Consistent with and similar to the provisions in Cypress’s 1994 and 1999 Stock Plans (together, the “Plans”) providing for automatic adjustment of service provider equity awards and share pools pursuant to a Cypress stock split or similar change in capitalization effected without receipt of consideration by Cypress, the Board approved amendments to the Plans such that, immediately following the Proposed Spin-Off, the number of authorized but unissued shares reserved for issuance under each Plan, annual grant limits and automatic option grants, including automatic grants to Board members, will be proportionately increased to reflect the Proposed Spin-Off. The Board also approved amendments to outstanding option awards under the Plans designed to preserve the intrinsic value of outstanding options under the Plans to reflect the Proposed Spin-Off. The Board also approved adjustments to the number of shares underlying restricted stock unit awards, including performance-based restricted stock unit awards, and the number of shares underlying restricted stock to reflect the Proposed Spin-Off. In addition, all outstanding options under the Plans will be amended to permit, subject to timing limitations and at Cypress’s discretion, both net exercise (that is, a portion of the shares subject to the option is surrendered as payment of the aggregate exercise price) and, following the record date for the Proposed Spin-Off, early exercise (that is, exercise of unvested shares subject to a stock restriction agreement).

The Board also approved certain adjustments with respect to its ESPP to offset the decrease in Cypress’s common stock price resulting from the Proposed Spin-Off. These changes include a proportionate adjustment in the offering date price per share of Cypress’s common stock and maximum number of shares an ESPP participant may purchase.

The Board approved a limited loan program to qualified employees (which will not include officers and directors) that would assist holders of options to pay the exercise price for options. The program details will be finalized in the third quarter of fiscal 2008 and Cypress may use a third-party financial institution in connection with the program. The loan program is expected to be limited to $50.0 million in aggregate loans and, because the loan proceeds will be used to fund payment to Cypress for option exercises, is not expected to require any cash outlays on the part of Cypress.

Restricted Stock Unit Exchange Offer:

The Board authorized the commencement of an exchange offer for all Cypress’s outstanding unvested restricted stock units, including performance-based restricted stock unit awards, granted under the 1994 Stock Plan to provide holders with an opportunity to exchange their unvested restricted stock units for an equal number of restricted stock awards of Cypress’s common stock with an identical vesting schedule, which will allow such holders to make an election under Section 83(b) of the Internal Revenue Code to accelerate their recognition and measurement of ordinary income and to commence their long-term capital gains holding period. These shares of restricted common stock would be granted after the record date for the Proposed Spin-Off, and so would not entitle their holders to receive shares of SunPower Class B common stock in the Proposed Spin-Off.

Notification to Holders of Cypress 1.00% Notes:

In addition, on August 6, 2008, Cypress gave notice to the holders of the Cypress 1.00% Notes due September 15, 2009 that, pursuant to Section 7.01(b)(iii) of the Indenture, holders may surrender their Cypress 1.00% Notes for conversion at any time after the delivery of such notice until the earlier of the close of business on the business day prior to the ex-dividend date for the Proposed Spin-Off or Cypress’s announcement that such distribution will not take place (the “Conversion Period”). Further, pursuant to Section 7.13 of the Indenture, Cypress gave notice that it has elected to settle 100% of the daily share amounts (as such term is defined in the Indenture) in cash with respect to all conversion notices received from the date of such notice until the end of the Conversion Period. Accordingly, Cypress will pay the entire settlement amount for conversions for such period in cash.

Divestiture

In July 2008, the Company completed the sale of a portion of its subsidiary, Silicon Light Machines (“SLM”), to Dainippon Screen Manufacturing Co. Ltd. in Japan for $11.0 million in cash. The divestiture included SLM’s micro-electro-mechanical system solutions for commercial printing and other imaging applications. The Company retained SLM’s laser optical navigation sensor products.

Acquisition

In July 2008, the Company signed an agreement to acquire all of the outstanding common stock of Simtek Corporation, a publicly traded company which designs and markets non-volatile semiconductor memory products for use in a variety of systems, at a price per share of $2.60. Cypress expects to complete the acquisition by the fourth quarter of fiscal 2008.

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

Executive Summary

General:

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company to a leading supplier of programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. Our offerings include the Programmable System-on-Chip™ (“PSoC®”) products, universal serial bus (“USB”) controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions, including the West Bridge™ controllers, that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive and industrial.

In addition, we are a majority stockholder of SunPower Corporation (“SunPower”), a publicly traded company which designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers. Please refer to SunPower’s Annual Report on Form 10-K for the year ended December 30, 2007 and Quarterly Report on Form 10-Q for the three months ended June 29, 2008 for a complete review and discussion of SunPower’s business, operations, financial condition and results of operations. The contents of SunPower’s 10-K and 10-Q are not incorporated by reference herein.

Our organization includes the following business segments:

Business Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and general-purpose timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), non-volatile memories and image sensor products
SunPower	a majority-owned subsidiary of Cypress specializing in solar products and services
Other	includes Cypress Systems, a majority-owned subsidiary of Cypress, and certain foundry-related services and corporate expenses

SunPower:

As of June 29, 2008, Cypress owned approximately 44.5 million shares of SunPower Class B common stock. Cypress’s ownership interest in SunPower as of June 29, 2008 was as follows:

As a percentage of SunPower’s outstanding capital stock	55%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	52%
As a percentage of total voting power of SunPower’s outstanding capital stock	90%

In April 2008, Cypress received a favorable ruling from the Internal Revenue Service (“IRS”) with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the potential tax-free spin-off to Cypress’s stockholders of SunPower Class B common shares held by Cypress.

In July 2008, Cypress’s Board of Directors (the “Board”) authorized management to proceed with Cypress’s plan to pursue the tax-free distribution of SunPower Class B common shares held by Cypress (such transaction, the “Proposed Spin-Off”), with the objective of having the transaction completed by the end of fiscal 2008, or sooner if possible.

In August 2008, the Board further authorized management to take the following additional steps in anticipation of the Proposed Spin-Off:

Sale of SunPower Stock:

The Board has authorized management to sell up to 3.0 million shares of SunPower Class B common stock held by Cypress prior to the completion date of the Proposed Spin-Off.

Adjustments to the 1994 and 1999 Stock Plans and the Employee Stock Purchase Plan (“ESPP”):

Consistent with and similar to the provisions in Cypress’s 1994 and 1999 Stock Plans (together, the “Plans”) providing for automatic adjustment of service provider equity awards and share pools pursuant to a Cypress stock split or similar change in capitalization effected without receipt of consideration by Cypress, the Board approved amendments to the Plans such that, immediately following the Proposed Spin-Off, the number of authorized but unissued shares reserved for issuance under each Plan, annual grant limits and automatic option grants, including automatic grants to Board members, will be proportionately increased to reflect the Proposed Spin-Off. The Board also approved amendments to outstanding option awards under the Plans designed to preserve the intrinsic value of outstanding options under the Plans to reflect the Proposed Spin-Off. The Board also approved adjustments to the number of shares underlying restricted stock unit awards, including performance-based restricted stock unit awards, and the number of shares underlying restricted stock to reflect the Proposed Spin-Off. In addition, all outstanding options under the Plans will be amended to permit, subject to timing limitations and at Cypress’s discretion, both net exercise (that is, a portion of the shares subject to the option is surrendered as payment of the aggregate exercise price) and, following the record date for the Proposed Spin-Off, early exercise (that is, exercise of unvested shares subject to a stock restriction agreement).

The Board also approved certain adjustments with respect to its ESPP to offset the decrease in Cypress’s common stock price resulting from the Proposed Spin-Off. These changes include a proportionate adjustment in the offering date price per share of Cypress’s common stock and maximum number of shares an ESPP participant may purchase.

The Board approved a limited loan program to qualified employees (which will not include officers and directors) that would assist holders of options to pay the exercise price for options. The program details will be finalized in the third quarter of fiscal 2008 and Cypress may use a third-party financial institution in connection with the program. The loan program is expected to be limited to $50.0 million in aggregate loans and, because the loan proceeds will be used to fund payment to Cypress for option exercises, is not expected to require any cash outlays on the part of Cypress.

Restricted Stock Unit Exchange Offer:

The Board authorized the commencement of an exchange offer for all Cypress’s outstanding unvested restricted stock units, including performance-based restricted stock unit awards, granted under the 1994 Stock Plan to provide holders with an opportunity to exchange their unvested restricted stock units for an equal number of restricted stock awards of Cypress’s common stock with an identical vesting schedule, which will allow such holders to make an election under Section 83(b) of the Internal Revenue Code to accelerate their recognition and measurement of ordinary income and to commence their long-term capital gains holding period. These shares of restricted common stock would be granted after the record date for the Proposed Spin-Off, and so would not entitle their holders to receive shares of SunPower Class B common stock in the Proposed Spin-Off.

Notification to Holders of Cypress’s 1.00% Convertible Senior Notes (“Cypress 1.00% Notes”):

In addition, on August 6, 2008, Cypress gave notice to the holders of the Cypress 1.00% Notes due September 15, 2009 that, pursuant to Section 7.01(b)(iii) of the Indenture, holders may surrender their Cypress 1.00% Notes for conversion at any time after the delivery of such notice until the earlier of the close of business on the business day prior to the ex-dividend date for the Proposed Spin-Off or Cypress’s announcement that such distribution will not take place (the “Conversion Period”). Further, pursuant to Section 7.13 of the Indenture, Cypress gave notice that it has elected to settle 100% of the daily share amounts (as such term is defined in the Indenture) in cash with respect to all conversion notices received from the date of such notice until the end of the Conversion Period. Accordingly, Cypress will pay the entire settlement amount for conversions for such period in cash.

Manufacturing Strategy:

Our core manufacturing strategy—”flexible manufacturing”—combines capacity from leading foundries with output from Cypress’s internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. Since all of Cypress’s newer products are being designed on more advanced process technologies, management believes that it is more cost effective to shift manufacturing elsewhere than to retool the facility in Texas. In addition, management believes that there is currently sufficient cost-competitive foundry capacity in Asia enabling Cypress to achieve lower manufacturing costs. Cypress expects to complete the exit plan by the end of fiscal 2008.

Conversion of Distributors:

Prior to fiscal 2008, Cypress had sales agreements with certain independent distributors in Asia, including Japan, that did not provide these distributors with price protection or rights of return. As such, revenues were recognized upon shipment. During the first quarter of fiscal 2008, Cypress negotiated new terms with these distributors. Under these new terms, these distributors are now provided with allowances such as price protection and stock rotation rights. Given the uncertainties associated with the rights provided to these distributors, revenues and costs relating to sales to these distributors are deferred until the products are sold by the distributors to the end customers.

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

Results of Operations

Revenues

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Consumer and Computation Division	$82,777	$85,461	$145,729	$162,213
Data Communications Division	34,444	27,398	62,774	59,917
Memory and Imaging Division	88,857	83,381	163,503	168,091
SunPower	382,751	173,766	656,452	316,113
Other	3,502	2,780	5,956	9,304

Total revenues	$592,331	$372,786	$1,034,414	$715,638

As discussed in the “Executive Summary” section above, consolidated revenues for the first quarter of fiscal 2008 were negatively impacted by the deferral of approximately $20.8 million due to the conversion of certain distributors in Asia. The following table presents this revenue deferral by segments:

(In thousands)
Consumer and Computation Division	$12,125
Data Communications Division	1,024
Memory and Imaging Division	7,570
SunPower	—
Other	84

Total revenue deferral	$20,803

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased approximately $2.7 million in the second quarter of fiscal 2008, or approximately 3%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $4.0 million in sales of our USB and general-purpose timing solutions mainly due to slowing demand and increased competition. This decrease was partially offset by an increase of $1.3 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications.

Revenues from the Consumer and Computation Division decreased approximately $16.5 million in the first half of fiscal 2008, or approximately 10%, compared to the same prior-year period. Excluding the impact of revenue deferral of $12.1 million relating to the conversion of distributors described above, revenues decreased approximately $4.4 million in the first half of fiscal 2008 compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $4.3 million in sales of our USB and general-purpose timing solutions mainly due to slowing demand and increased competition.

Data Communications Division:

Revenues from the Data Communications Division increased $7.0 million in the second quarter of fiscal 2008, or approximately 26%, compared to the same prior-year period. The increase was primarily attributable to an increase of $13.0 million in sales of certain peripheral controllers resulting from increased production and shipments to cell phone manufacturers. This increase was partially offset by a decrease of $5.3 million in sales of our network search engine products as we divested this product family during the third quarter of fiscal 2007.

Revenues from the Data Communications Division increased $2.9 million in the first half of fiscal 2008, or approximately 5%, compared to the same prior-year period. Excluding the impact of revenue deferral of $1.0 million relating to the conversion of distributors described above, revenues increased $3.9 million in the first half of fiscal 2008 compared to the same prior-year period. The increase was primarily attributable to an increase of $19.9 million in sales of certain peripheral controllers resulting from increased production and shipments to cell phone manufacturers. This increase was partially offset by a decrease of $10.1 million in sales of our network search engine products as we divested this product family during the third quarter of fiscal 2007, as well as a decrease of $3.2 million in sales of our physical layer devices primarily due to the decline in military shipment.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased $5.5 million in the second quarter of fiscal 2008, or approximately 7%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $12.7 million in sales of our SRAM products due to increased demand for networking and communications applications. This increase was partially offset by a decrease of approximately $8.4 million in sales of our pseudo-SRAM products as these products were discontinued in the second quarter of fiscal 2007.

Revenues from the Memory and Imaging Division decreased $4.6 million in the first half of fiscal 2008, or approximately 3%, compared to the same prior-year period. Excluding the impact of revenue deferral of $7.6 million relating to the conversion of distributors described above, revenues increased $3.0 million in the first half of fiscal 2008 compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $15.3 million in sales of our SRAM products due to increased demand for networking and communications applications. This increase was partially offset by a decrease of approximately $13.8 million in sales of our pseudo-SRAM products as these products were discontinued in the second quarter of fiscal 2007.

SunPower:

SunPower generates revenues from two businesses:

(1)	Components: generates revenues from sales of solar cells, solar panels and inverters to solar systems installers and other resellers; and

(2)	Systems: generates revenues from sales of engineering, procurement, construction projects and other services relating to solar electric power systems.

Revenues from SunPower increased $209.0 million in the second quarter of fiscal 2008, or approximately 120%, compared to the second quarter of fiscal 2007. The increase in revenues was attributable to the combination of an increase of $166.6 million in systems revenues and an increase of $42.4 million in components revenues. Revenues from SunPower increased $340.3 million in the first half of fiscal 2008, or approximately 108%, compared to the first half of fiscal 2007. The increase in revenues was attributable to the combination of an increase of $266.9 million in systems revenues and an increase of $73.4 million in components revenues. The increase in revenues for both the three and six-month periods was driven by: (1) the systems business’s installation of more than 40 megawatts for several large-scale solar power plants in Spain in the first half of fiscal 2008, (2) the components business’s continued increase in the demand for SunPower’s solar cells and solar panels, and (3) the continued increase in unit production and unit shipments as SunPower has expanded its solar manufacturing capacity. During the first quarter of fiscal 2007, SunPower had four solar cell manufacturing lines in operation with an annual production capacity of 108 megawatts. Since then, SunPower began commercial production on the fifth, sixth and seventh solar cell lines during the third and fourth quarters of fiscal 2007 and the eighth solar cell line during the second quarter of fiscal 2008. Lines five and six have a production capacity of 33 megawatts per year, and lines seven and eight have a production capacity of 40 megawatts per year.

Cost of Revenues

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of revenues	$394,666	$250,038	$700,068	$460,585
Gross margin—consolidated	33.4%	32.9%	32.3%	35.6%
Gross margin—semiconductor*	48.5%	43.4%	48.1%	45.1%
Gross margin—SunPower	25.1%	21.0%	23.2%	23.7%

*	Semiconductor includes all reportable segments except for SunPower.

Gross margin on a consolidated basis increased from 32.9% in the second quarter of fiscal 2007 to 33.4% in the second quarter of fiscal 2008. The increase in the consolidated gross margin was primarily attributable to the improvement in both the semiconductor and SunPower gross margins, partially offset by the changes in revenue mix, as SunPower, which generates gross margin significantly lower than our semiconductor businesses, continued to make up a larger portion of our consolidated sales. For the second quarter of fiscal 2008, SunPower accounted for approximately 65% of our total sales compared to 47% in the second quarter of fiscal 2007. Gross margin on a consolidated basis decreased from 35.6% in the first half of fiscal 2007 to 32.3% in the first half of fiscal 2008. The decrease in the consolidated gross margin was primarily attributable to SunPower which comprised a larger portion of our consolidated sales. For the first half of fiscal 2008, SunPower accounted for approximately 63% of our total sales compared to 44% in the second half of fiscal 2007. The decrease in the consolidated gross margin was partially offset by the improvement in the semiconductor gross margin.

The increase in the semiconductor gross margin in the second quarter and first half of fiscal 2008 compared to the same prior-year periods was primarily attributable to the overall improvement in average selling prices for our products, coupled with yield improvements and increased utilization in our manufacturing facilities. The increase in the semiconductor gross margin was also attributable to changes in product mix, as our Data Communications Division with high-margin communications products made up a larger portion of the semiconductor businesses for both the second quarter and first half of fiscal 2008.

The increase in SunPower’s gross margin in the second quarter of fiscal 2008 compared to the same prior-year period was primarily attributable to decreased costs of polysilicon beginning in the second quarter of fiscal 2008 and improved manufacturing economies of scale associated with higher production volume. SunPower’s gross margin in the first half of fiscal 2008 was slightly lower compared to the same prior-year period, as a more favorable mix of business in SunPower’s systems business benefited gross margin by approximately four percentage points for the six months ended July 1, 2007. In addition, gross margin in the first half of fiscal 2008 was negatively impacted by a one-time impairment charge of approximately $5.5 million related to the wind-down of SunPower’s imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to the implementation of new processes. The decrease in gross margin in the first half of fiscal 2008 was partially offset by the impact of the decline in polysilicon costs and improvements in manufacturing efficiency.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
R&D Expenses	$50,205	$42,737	$98,997	$95,107
As a percentage of revenues	8.5%	11.5%	9.6%	13.3%

R&D expenditures increased $7.5 million in the second quarter of fiscal 2008 compared to same prior-year period. Cypress accounted for $5.5 million of the increase, which was primarily attributable to an increase of $1.9 million in employee-related costs coupled with an increase of $1.3 million in stock-based compensation expense. SunPower accounted for the remaining $2.0 million increase in R&D expenditures, which was primarily due to an increase in employee-related costs and stock-based compensation expense as a result of increased headcount, and additional costs incurred for the development of its next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as the development of new processes to automate solar panel assembly operations.

R&D expenditures increased $3.9 million in the first half of fiscal 2008 compared to same prior-year period. SunPower accounted for approximately $3.7 million of the increase, which was primarily due to an increase in employee-related costs and stock-based compensation expense as a result of increased headcount, and additional costs incurred for the development of its next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as the development of new processes to automate solar panel assembly operations. Cypress accounted for the remaining $0.2 million increase in R&D expenditures, which was primarily due to an increase of $2.5 million in stock-based compensation expense, partially offset by a decrease of $1.7 million related to our deferred compensation plan.

As a percentage of total revenues, the decrease in R&D expenses in the second quarter and first half of fiscal 2008 compared to the same prior-year periods was primarily a result of these expenses increasing at a substantially lower rate than the rate of growth in our revenues. We anticipate that R&D expenses will remain relatively flat for the third quarter of fiscal 2008.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
SG&A expenses	$103,081	$74,712	$192,960	$143,417
As a percentage of revenues	17.4%	20.0%	18.7%	20.0%

SG&A expenses increased $28.4 million in the second quarter of fiscal 2008 compared to the same prior-year period. SunPower accounted for $16.9 million of the increase, of which $14.1 million was attributable to higher spending to support the expansion of its business and increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services, and $2.8 million was due to an increase in stock-based compensation expense. Our semiconductor business accounted for the remaining increase of $11.5 million, which was primarily attributable to an increase in employee-related costs of $5.3 million primarily due to additional headcount in sales and marketing functions, an increase of $2.5 million in professional fees primarily related to additional legal and other consulting services for various strategic and cost savings initiatives, and an increase of $2.1 million in stock-based compensation expense.

SG&A expenses increased $49.5 million in the first half of fiscal 2008 compared to the same prior-year period. SunPower accounted for $28.1 million of the increase, of which $23.1 million was attributable to higher spending to support the expansion of its business and increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services, and $5.0 million was due to an increase in stock-based compensation expense. Our semiconductor business accounted for the remaining increase of $21.4 million, which was primarily attributable to an increase in employee-related costs of $8.6 million primarily due to additional headcount in sales and marketing functions, an increase of $5.2 million in professional fees primarily related to additional legal and other consulting services for various strategic and cost savings initiatives, and an increase of $4.8 million in stock-based compensation expense.

As a percentage of total revenues, the decrease in SG&A expenses in the second quarter and first half of fiscal 2008 compared to the same prior-year periods was primarily a result of these expenses increasing at a substantially lower rate than the rate of growth in our revenues. We anticipate that SG&A expenses will increase in absolute dollars for the third quarter of fiscal 2008.

In-Process Research and Development (“IPR&D”) Charge

We recorded an IPR&D charge of $9.6 million in connection with SunPower’s acquisition of PowerLight in the first quarter of fiscal 2007. The following table presents certain information related to the IPR&D project that was completed during the first quarter of fiscal 2008:

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

Amortization of Acquisition-Related Intangible Assets

For the three months ended June 29, 2008, amortization decreased approximately $3.8 million compared to the corresponding fiscal 2007 period. For the six months ended June 29, 2008, amortization decreased approximately $7.0 million compared to the corresponding fiscal 2007 period. The decrease in amortization in both the three and six-month periods was primarily due to certain intangible assets that had been fully amortized during fiscal 2007 and in the first quarter of fiscal 2008.

Restructuring

During the fourth quarter of fiscal 2007, our Board approved a restructuring plan to exit Cypress’s manufacturing facility located in Round Rock, Texas. Under the restructuring initiative, we plan to transition production from the Texas facility to our more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. We currently plan to continue the majority of the operations at the Texas facility through the third quarter of fiscal 2008 and expect to complete the restructuring plan by the end of fiscal 2008. The exact timing of the exit could vary considerably if we locate a potential buyer. The restructuring plan does not involve the discontinuation of any material product lines or other functions.

The restructuring plan will include the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility. We expect to eliminate approximately 240 positions in fiscal 2008. The majority of the employees are in manufacturing functions. As these employees continue to provide services during fiscal 2008, we recognize the severance and benefit costs associated with these employees ratably over the service period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We estimate that the total severance and benefit costs will be approximately $6.0 million to $8.0 million. To date, we have recorded $4.7 million of severance and benefit costs, of which $2.0 million and $4.4 million were recorded in the second quarter and first half of fiscal 2008, respectively, and $0.3 million was recorded in the fourth quarter of fiscal 2007. Upon ultimate disposal of the assets, we believe that we will be able to recover the carrying value of the assets.

We continue to evaluate our options related to the exit plan and may incur additional charges on such options in future periods.

Interest Income

Interest income decreased $2.8 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This decrease was primarily driven by lower interest rates. Interest income increased $3.1 million in the first half of fiscal 2008 compared to the first half of fiscal 2007. This increase was primarily driven by higher average cash and investment balances, partially offset by the impact of lower interest rates.

Interest Expense

Interest expense increased $0.3 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was primarily attributable to an increase of $0.4 million in interest expense related to our convertible debt, partially offset by a decrease of $0.1 million in interest expense related to SunPower’s customer advances.

Interest expense increased $0.9 million in the first half of fiscal 2008 compared to the first half of fiscal 2007. The increase was primarily attributable to an increase of $1.3 million in interest expense related to our convertible debt, partially offset by a decrease of $0.4 million in interest expense related to SunPower’s customer advances.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We are currently evaluating the impact of FSP APB 14-1 and expect to record higher non-cash interest expense related to our outstanding convertible debt beginning in the first quarter of fiscal 2009.

Other Expense, Net

The following table summarizes the components of other expense:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Amortization of debt issuance costs	$—	$(1,545)	$—	$(2,492)
Write-off of unamortized debt issuance costs	—	—	(2,529)	(4,651)
Gains on investments in equity securities	—	—	—	929
Impairment of investments	(4,239)	—	(4,452)	(601)
Foreign currency exchange gain (loss)	(1,511)	(551)	(448)	272
Equity in net income of investee	1,330	—	1,873	—
Changes in fair value of investment held under the employee deferred compensation plan	60	(491)	(2,476)	(645)
Other	(377)	(757)	(278)	(272)

Total other expense, net	$(4,737)	$(3,344)	$(8,310)	$(7,460)

Write-Off of Unamortized Debt Issuance Costs:

Our convertible debt includes Cypress’s 1.00% convertible senior notes (“Cypress 1.00% Notes”), SunPower’s 1.25% senior convertible debentures (“SunPower 1.25% Notes”), and SunPower’s 0.75% senior convertible debentures (“SunPower 0.75% Notes”). The Cypress 1.00% Notes contain a common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress’s common stock closes at a price in excess of 130% of the initial conversion price. The SunPower 1.25% Notes and the SunPower 0.75% Notes also contain a similar common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, SunPower’s common stock closes at a price in excess of 125% of the initial conversion prices. In December 2007, the common stock price conversion test was met for all of our convertible debt, giving the holders the right to convert the convertible debt during the first quarter of fiscal 2008. As a result of this triggering event, we accelerated the amortization of the remaining debt issuance costs of $17.7 million, of which $2.5 million was recorded in the first quarter of fiscal 2008 and $15.2 million was recorded in the fourth quarter of fiscal 2007.

During the first quarter of fiscal 2007, we redeemed all of Cypress’s 1.25% convertible subordinated notes (“Cypress 1.25% Notes”). As a result, we wrote off the unamortized debt issuance costs of $4.7 million.

Impairment of Investments:

We have equity investments in both public and privately-held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our impairment assessment on investments in privately-held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and discounted cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise. We recorded impairment charges of $4.2 million and $4.5 million for the three and six months ended June 29, 2008, respectively, and zero and $0.6 million for the three and six months ended July 1, 2007, respectively, as we determined that the decline in value of our investments in certain public and privately-held companies was other-than-temporary.

Equity Method Investee:

During the three and six months ended June 29, 2008, we recorded approximately $1.3 million and $1.9 million, respectively, related to SunPower’s share in the net income of a joint venture, as SunPower accounts for the investments in the joint venture using the equity method of accounting. No such amounts were recorded for the three and six months ended July 1, 2007 as the joint venture had no operations.

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

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Changes in fair value of assets recorded in:
Other expense, net	$60	$(491)	$(2,476)	$(645)
Changes in fair value of liabilities recorded in:
Cost of revenues	(15)	(415)	928	(544)
Research and development expenses	(17)	(479)	1,068	(628)
Selling, general and administrative expenses	(18)	(365)	811	(478)

Total income (expense)	$10	$(1,750)	$331	$(2,295)

Income Taxes

Our income tax provision was $0.8 million for the three months ended June 29, 2008 and the income tax benefit was $1.9 million for the three months ended July 1, 2007. Our income tax provision was $8.1 million for the six months ended June 29, 2008 and the income tax benefit was $2.9 million for the six months ended July 1, 2007. The tax provision for the second quarter and first half of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. In addition, during the second quarter of fiscal 2008, Cypress reached a resolution of the U.S. income tax examination for the tax years 2003 and 2004, which resulted in tax accruals (primarily alternative minimum tax) of $5.5 million. Cypress’s remaining federal net operating loss carry-forwards utilizable in future periods, subject to applicable federal limitations, are approximately $348.5 million as of December 30, 2007. Of this amount, approximately $308.8 million is due to stock option deductions and approximately $21.5 million is due to original discount. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. In addition, Cypress had federal tax credit carryforwards of approximately $93.1 million.

The tax provision for the second quarter and first half of fiscal 2008 was partially offset by a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination and a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in additional tax benefits.

The tax benefit for the second quarter and first half of fiscal 2007 was attributable to the recognition of deferred tax assets and the amortization of deferred tax liabilities associated with purchased intangible assets outside the U.S., partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

Minority Interest

For the three months ended June 29, 2008 and July 1, 2007, minority interest totaled $(12.5) million and $2.0 million, respectively. For the six months ended June 29, 2008 and July 1, 2007, minority interest totaled $(18.1) million and $1.7 million, respectively. These amounts were primarily related to minority interest in SunPower’s net income (loss) for all periods presented.

As of June 29, 2008 and July 1, 2007, Cypress’s ownership interest in SunPower was approximately 55% and 59%, respectively. This decrease was primarily attributable to SunPower’s follow-on public offering of its common stock in the third quarter of fiscal 2007, and option exercises by SunPower’s employees and vesting of SunPower’s restricted stock.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and investments, working capital and debt:

	As of
(In thousands)	June 29, 2008	December 30, 2007
Cash, cash equivalents and short-term investments	$1,020,765	$1,426,405
Working capital	$609,813	$572,992
Short-term debt	$799,994	$1,025,000
Long-term debt	$225,000	$—

Investment Portfolio and Valuations:

Our investment policy and strategy attempts to preserve capital, meet liquidity requirements and optimize return. Our cash is managed by an internal manager and external managers within the guidelines of our investment policy. Our internal portfolio is benchmarked against external manager performance, allowing for differences in liquidity needs. Our investments are diversified, high-quality investment grade securities with limited time to maturity. In addition, our policy generally limits the amount of credit exposure to any one issuer. Currently, the average credit ratings of our portfolio are AA+/Aa1.

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

As of June 29, 2008, we have identified one investment in commercial paper issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover the maturing obligations. During the first half of fiscal 2008, we recorded impairment charges of $0.3 million related to this investment. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund.

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

As of June 29, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments as of June 29, 2008.

During the first half of fiscal 2008, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on a discounted cash flow with the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates incorporating a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 96%-98% of their stated par value as of June 29, 2008, representing a decline in value of approximately $1.8 million. As we determined that the lack of liquidity in the market for auction rate securities is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, we recorded the amount as unrealized loss in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of June 29, 2008.

Key Components of Cash Flows:

	Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007
Net cash provided by operating activities	$10,439	$13,553
Net cash provided by (used in) investing activities	$(39,351)	$312,399
Net cash provided by (used in) financing activities	$(253,398)	$80,560

During the six months ended June 29, 2008, net cash provided by operating activities decreased $3.1 million compared to the six months ended July 1, 2007. Operating cash flows for the six months ended June 29, 2008 were primarily driven by net income of $7.1 million, adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, impairment losses, write-off of debt issuance costs, restructuring charges and a net increase in operating assets and liabilities. The increase in accounts receivable was primarily driven by SunPower as a result of higher revenues, partially offset by improved collection efforts. The increase in inventories was primarily attributable to increased production required to support SunPower’s growth. In addition, our semiconductor business contributed to the inventory increase as Cypress began a last-time build on certain products manufactured in our Texas facility, which we are in the process of closing. The increase in other assets was primarily due to higher deferred project costs, which represent uninstalled materials on SunPower’s construction projects for which title had transferred to the customer and are recognized as deferred assets until installation, coupled with higher costs and estimated earnings in excess of billings, which represent revenues recognized in excess of amounts billed related to SunPower’s construction contracts. The increase in accounts payable and other liabilities was primarily driven by an increase in SunPower’s accounts payable as a result of overall business growth.

During the six months ended June 29, 2008, net cash used in investing activities increased $351.8 million compared to the six months ended July 1, 2007. For the six months ended June 29, 2008, our investing activities primarily included: (1) $116.4 million of property and equipment expenditures (which included $95.1 million use of cash for SunPower’s purchases), (2) an increase in restricted cash of $16.0 million for SunPower’s letters of credit, and (3) $13.5 million of cash used in the acquisition of Solar Solutions by SunPower. These cash outflows were partially offset by cash proceeds of $106.0 million from sales or maturities of our investments, net of purchases. For the six months ended July 1, 2007, investing activities primarily included: (1) sale of 7.5 million SunPower’s common shares by Cypress, which generated net proceeds of $437.3 million, (2) receipt of $64.0 million in cash from our divestitures, (3) sales and maturities of investments, net of purchases, which generated $13.4 million in cash, and (4) proceeds of $12.0 million from the collection of our SPAP loans. These cash inflows were partially offset by: (1) $119.9 million of property and equipment expenditures (which included $107.6 million use of cash for SunPower’s purchases), and (2) $98.6 million of cash used in the acquisition of PowerLight by SunPower.

During the six months ended June 29, 2008, net cash used in financing activities increased $334.0 million compared to the six months ended July 1, 2007. For the six months ended June 29, 2008, we used $277.1 million in cash to repurchase our common shares, partially offset by cash proceeds of $17.7 million from the issuance of common shares under our employee stock plans. For the six months ended July 1, 2007, financing activities primarily included: (1) receipt of $800.0 million in cash from the issuance of our convertible debt, and (2) issuance of common shares under our employee stock plans, which generated $70.8 million in cash. The cash inflows were partially offset by: (1) repurchases of our common shares under the accelerated share repurchase program, which used $571.0 million in cash, (2) redemption of our convertible notes, which resulted in cash payments of approximately $179.7 million to the noteholders, (3) cash payments of approximately $18.9 million in related debt issuance costs, and (4) purchase of a convertible note hedge and issuance of warrants, which used $17.0 million in cash.

Liquidity and Contractual Obligations:

Convertible Debt:

In March 2007, Cypress issued $600.0 million in principal amount of the Cypress 1.00% Notes. Interest on the Cypress 1.00% Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2007. The Cypress 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress’s election. The initial effective conversion price of the Cypress 1.00% Notes is $23.90 per share, which represents a premium of 26.5% to the closing price of Cypress’s common stock on the date of issuance. As of June 29, 2008, $600.0 million in principal amount remained outstanding.

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

In February 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes is payable on February 15 and August 15 of each year, commencing on August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012. The SunPower 1.25% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the SunPower 1.25% Notes is $56.75 per share, which represents a premium of 27.5% to the closing price of SunPower’s common stock on the date of issuance. As of June 29, 2008, $200.0 million in principal amount remained outstanding.

In July 2007, SunPower issued $225.0 million in principal amount of the SunPower 0.75% Notes. Interest on the SunPower 0.75% Notes is payable on February 1 and August 1 of each year, commencing on February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010. The SunPower 0.75% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at SunPower’s election. The initial effective conversion price of the SunPower 0.75% Notes is $82.24 per share, which represents a premium of 27.5% to the closing price of SunPower’s common stock on the date of issuance. As of June 29, 2008, $225.0 million in principal amount remained outstanding.

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

In December 2007, the common stock price conversion test was met for the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes. Accordingly, the holders could exercise their right to convert the convertible notes during the first quarter of fiscal 2008. Since the common stock price conversion test was met in the fourth quarter of fiscal 2007 and the holders were able to exercise their right to convert the convertible notes during the first quarter of fiscal 2008, we classified the outstanding principal amount of $1.0 billion as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007. In addition, we accelerated the amortization of the remaining debt issuance costs of $17.7 million, of which $15.2 million was recorded in the fourth quarter of fiscal 2007 and $2.5 million was recorded in the first quarter of fiscal 2008.

For the second quarter of fiscal 2008, we determined that the common stock price conversion test was not triggered for the Cypress 1.00% Notes. Accordingly, holders may no longer exercise their right to convert the Cypress 1.00% Notes during the third quarter of fiscal 2008. However, since holders may begin converting the Cypress 1.00% Notes on or after June 15, 2009 under the terms of the Indenture, Cypress classified the outstanding principal amount of $600.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of June 29, 2008.

For the second quarter of fiscal 2008, SunPower determined that the common stock price conversion test was triggered for the SunPower 1.25% Notes. Accordingly, holders may exercise their right to convert the SunPower 1.25% Notes during the third quarter of fiscal 2008. As a result, SunPower classified the outstanding principal amount of $200.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of June 29, 2008. In addition, SunPower determined that the common stock price conversion test was not triggered for the SunPower 0.75% Notes. Accordingly, holders may not exercise their right to convert the SunPower 0.75% Notes during the third quarter of fiscal 2008. As a result, SunPower classified the outstanding principal amount of $225.0 million as long-term debt in the Condensed Consolidated Balance Sheet as of June 29, 2008.

Our current principal sources of liquidity are cash and short-term investments on our balance sheets, cash generated by operations and borrowings under our credit facilities. Based on our current financial condition, management believes that liquidity from these sources, combined with the potential availability of future sources of funding, will be adequate to fund our debt obligations.

Stock Repurchase Program:

During the first quarter of fiscal 2008, Cypress’s Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2008, Cypress used $277.1 million in cash to repurchase a total of 12.6 million shares at an average price of $21.95. As of June 29, 2008, the remaining balance available for future stock repurchases was $322.9 million under the stock repurchase program.

Purchase Obligations:

SunPower has agreements with certain suppliers for the procurement of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of June 29, 2008, total contractual obligations related to such supply agreements were approximately $3.5 billion.

We have other outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of June 29, 2008, non-cancelable purchase obligations totaled approximately $309.9 million.

Customer Advances:

Customer advances are related to certain agreements between SunPower and its customers under which SunPower received advance payments from the customers for future purchases of solar power products or supplies. As of June 29, 2008, customer advances, including future interest payments on these advances, totaled $77.0 million.

Capital Resources and Financial Condition:

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of June 29, 2008, in addition to $818.5 million in cash and cash equivalents, we had $202.3 million invested in short-term investments for a total cash and short-term investment position of $1.0 billion that is available for use in current operations. In addition, we had $63.1 million of auction rate securities classified as long-term investments.

As of June 29, 2008, our consolidated cash, cash equivalents and short-term investment balances included approximately $226.8 million of SunPower’s cash, cash equivalents and short-term investments, which are not available for general corporate use by Cypress.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in the Annual Report on Form 10-K for the year ended December 30, 2007 and have not changed materially as of June 29, 2008, with the exception of the following:

Fair Value of Financial Instruments:

Effective December 31, 2007, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 primarily include available-for-sale investments, our employee deferred compensation plan and foreign currency derivatives. In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. In regards to our auction rate securities, we performed analyses to assess the fair value. In the absence of a liquid market to value these securities, we prepared a valuation model based on a discounted cash flow with the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates incorporating a spread for both credit and liquidity risk.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

As of June 29, 2008, our non-equity investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper, corporate securities, government-sponsored agency notes and auction rate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income.” Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio with the exception of auction rate securities, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction Rate Securities

As of June 29, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities totaling $63.1 million as long-term investments as of June 29, 2008.

During the first half of fiscal 2008, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on a discounted cash flow with the following key assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates incorporating a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 96%-98% of their stated par value as of June 29, 2008, representing a decline in value of approximately $1.8 million. As we determined that the lack of liquidity in the market for auction rate securities is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, we recorded the amount as unrealized loss in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of June 29, 2008.

Convertible Debt

The fair market value of our convertible debt is subject to interest rate risk and market risk due to the convertible feature. The fair value of the convertible debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the convertible debt will increase as our common stock prices increase and decrease as the stock prices fall. The following table summarizes certain information related to our convertible debt as of June 29, 2008:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Cypress 1.00% Convertible Senior Notes	$697,827	$767,609	$628,044
SunPower 1.25% Senior Convertible Debentures	$283,000	$311,300	$254,700
SunPower 0.75% Senior Convertible Debentures	$261,914	$288,105	$235,722

The fair value of the convertible debt is determined based on the quoted prices as reported by Bloomberg as of June 29, 2008, which were $1,163 per $1,000 principal amount for Cypress’s 1.00% Convertible Senior Notes, $1,415 per $1,000 principal amount for SunPower’s 1.25% Senior Convertible Debentures, and $1,164 per $1,000 principal amount for SunPower’s 0.75% Senior Convertible Debentures.

Foreign Currency Exchange Risks

The majority of our revenues, expenses and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We have entered into a series of Euro forward contracts to hedge forecasted foreign denominated revenues and selected capital equipment purchases. The total notional amount of these contracts was $165.8 million as of June 29, 2008. A 10% foreign currency exchange rate movement would have an impact of approximately $0.7 million on these contracts.

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

The fair value of the common stock and warrants is subject to market price volatility. The following table summarizes certain information related to these investments as of June 29, 2008:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$6,779	$7,457	$6,101
Warrants	$542	$611	$473

Our investment portfolio also includes warrants to purchase shares of a public company’s common stock that are not classified as derivative instruments or available-for-sale securities. These warrants are carried at cost and as of June 29, 2008, the carrying value of these warrants was $1.9 million.

We have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of June 29, 2008, the carrying value of our investments in privately held companies was $10.7 million.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

With the exception of the amendments to certain risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 and the two new risk factors below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2007.

FOR A MORE DETAILED DISCUSSION OF SUNPOWER AND THE RISKS AFFECTING ITS BUSINESS AND OPERATIONS, INVESTORS SHOULD REFER TO SUNPOWER’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2007, AND QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 29, 2008. THE CONTENTS OF SUCH FORM 10-K AND 10-Q ARE EXPRESSLY NOT INCORPORATED BY REFERENCE HEREIN.

We may not complete our proposed spin-off of our shares of SunPower.

In July 2008, we announced that our Board of Directors had authorized management to pursue a tax-free distribution to our stockholders of the Class B common shares of SunPower we hold, with the objective of having the transaction completed by the end of 2008, or sooner if possible. Our Board of Directors has not definitively determined to effect such a distribution and has not established a record date for the payment to our stockholders of a dividend of SunPower shares. The proposed distribution may not be effected for a number of reasons, including if unexpected challenges arise in connection with the necessary steps required for the distribution. In addition, our Board of Directors may reconsider the proposed distribution under certain circumstances, including if a significant change in the trading price of either Cypress or SunPower common stock were to occur. Any decision not to pursue the proposed distribution could adversely affect the trading price for our common stock.

Our proposed spin-off of our shares of SunPower could adversely affect us.

If we complete our proposed tax-free distribution to our stockholders of the Class B common shares of SunPower that we hold, Cypress will be significantly affected in several ways, some of which may have adverse effects.

Equity awards and shares reserved for issuance under our 1994 and 1999 Stock Plans (together, the “Plans”) will be adjusted in connection with the proposed spin off of SunPower. The magnitude of these adjustments will depend upon many factors which are not currently known, including the relative trading prices of our common stock before and after the proposed spin off and the number of equity awards outstanding at the time of the spin off. However, we expect that these adjustments will result in a substantial increase in the percentage of our fully diluted capitalization (i.e., our outstanding shares of common stock together with stock options, restricted stock units and other instruments which may result in the issuance of shares of our common stock) represented by the Plans. Such an increase in our employee “overhang” will result in significant dilution to our stockholders and may adversely affect the trading price for our common stock.

Also, if we distribute our shares of SunPower Class B common stock to our stockholders in a tax-free distribution, we will lose the ability to sell such shares for cash to finance our operations or strategic initiatives. In addition, the size of our business as measured in various ways including revenue, net income and market capitalization is expected to be reduced substantially as a result of the proposed distribution. Moreover, following the proposed distribution, we will no longer have significant operations in the solar business and our portfolio of businesses will be less diversified such that we will be more reliant upon our non-solar semiconductor businesses. Any of the foregoing factors could adversely affect our business, results of operations and/or the trading price for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

We did not repurchase any shares under Cypress’s stock repurchase program during the second quarter of fiscal 2008. As of June 29, 2008, the remaining balance available for future stock repurchases was $322.9 million under Cypress’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on May 9, 2008, our stockholders voted on the following proposals:

1.	Election of seven directors;

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2008;

3.	Approval of the amendment and restatement of Cypress’s 1994 Stock Plan; and

4.	Approval of Cypress’s Performance Bonus Plan.

For a more detailed discussion of these proposals, please refer to our Proxy Statement filed with the Securities and Exchange Commission on April 7, 2008.

The results were as follows:

	Number of Shares
	For	Withheld	Against	Abstain	Broker Non-Vote
Proposal 1:
W. Steve Albrecht	130,611,584	3,724,999	—	—	—
Eric A. Benhamou	123,397,193	10,939,390	—	—	—
Lloyd Carney	125,235,872	9,100,711	—	—	—
James R. Long	125,228,913	9,107,670	—	—	—
J. Daniel McCranie	130,153,323	4,183,260	—	—	—
T. J. Rodgers	129,818,629	4,517,954	—	—	—
Evert Van de Ven	130,155,243	4,181,340	—	—	—
Proposal 2	130,254,491	—	1,696,095	2,385,997	—
Proposal 3	92,632,163	—	6,716,352	4,561,026	30,427,042
Proposal 4	125,898,489	—	3,773,866	4,664,228	—

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On August 7, 2008, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the second quarter of fiscal 2008. These payments were earned in accordance with the terms of our Performance Bonus Plan (the “PBP”), Key Employee Bonus Plan (the “KEBP”) and the Performance Profit Sharing Plan (the “PPSP”). For a more detailed discussion of these plans, please refer to our Proxy Statement filed with the Securities and Exchange Commission on April 7, 2008.

The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement) under these plans for the second quarter of fiscal 2008:

Named Executive Officers	PBP	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$240,364	$—	$6,046
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$—	$42,980	$2,913
Ahmad Chatila, Executive Vice President, Memory and Imaging Division and Manufacturing	$—	$36,863	$2,499
Paul Keswick, Executive Vice President, New Product Development	$—	$17,071	$2,314
Christopher Seams, Executive Vice President, Sales and Marketing	$—	$48,745	$3,304

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 8, 2008	By:	/s/ BRAD W. BUSS
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