Form 10-Q
period 2008-09-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2008-11-07
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s common stock as of November 6, 2008 was 144,816,080.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to the timing of our exit plan for our Texas manufacturing facility and our intent to transition our production to other Cypress locations or third party foundries; the impact of future personnel terminations and the expenses related thereto; our intention and ability to defend ourselves in our pending litigation and investigations; the calculation of our unrecognized tax benefits, including events that could materially change the amount of such benefits; the impact of the distribution of Cypress’s ownership in SunPower; our expectations related to the Simtek acquisition; the adequacy of our cash and working capital positions; our anticipation regarding research and development and selling, general and administrative expenses in future periods; the value of our investments in auction rate securities, and whether such declines are temporary in nature; and our expectations regarding our outstanding warranty liability. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state of the general economy and its impact on the markets we serve and our investments; our success in our pending litigation and investigation matters; our ability to transform our business with a leading portfolio of programmable products; the expected impact of the revenue model conversion of certain distributors in Asia on our revenues and gross margin; the changing environment and/or cycles of the semiconductor industry; the successful integration and achievement of the objectives of acquired businesses; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from manufacturing efficiencies; our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, and the materialization of one or more of the risks set forth above or in Item 1A in this Quarterly Report on Form 10-Q.

Spin-Off of SunPower

Upon completion of the spin-off of SunPower on September 29, 2008 (see Note 2), Cypress will no longer consolidate SunPower’s financial results beginning in the fourth quarter of fiscal 2008 or address risk factors associated with SunPower’s business, operations, financial condition and results of operations. For a detailed discussion of the risks affecting SunPower, investors should refer to SunPower’s Quarterly Report on Form 10-Q for the three months ended September 28, 2008. The contents of such Form 10-Q are expressly not incorporated by reference herein.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28, 2008	December 30, 2007
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$507,382	$1,093,657
Short-term investments	121,012	332,748
Accounts receivable, net	333,295	236,275
Inventories, net	323,465	247,587
Other current assets	269,694	157,272

Total current assets	1,554,848	2,067,539

Property, plant and equipment, net	852,563	714,372
Goodwill	584,205	534,473
Intangible assets, net	66,763	58,858
Other assets	317,851	350,707

Total assets	$3,376,230	$3,725,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,186	$171,126
Accrued compensation and employee benefits	60,526	46,192
Deferred revenues less cost of revenues	67,554	38,452
Income taxes payable	23,597	16,242
Convertible debt	268,744	1,025,000
Other current liabilities	149,760	197,535

Total current liabilities	864,367	1,494,547

Convertible debt	225,000	—
Deferred income taxes and other tax liabilities	45,110	57,915
Other long-term liabilities	114,316	74,655

Total liabilities	1,248,793	1,627,117

Commitments and contingencies (Note 11)
Minority interest	493,145	378,400
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 196,790 and 192,332 shares issued; 153,256 and 161,648 shares outstanding at September 28, 2008 and December 30, 2007, respectively	1,968	1,923
Additional paid-in-capital	2,562,679	2,344,866
Accumulated other comprehensive income	4,749	11,632
Accumulated deficit	(48,874)	(31,881)

	2,520,522	2,326,540
Less: shares of common stock held in treasury, at cost; 43,534 and 30,684 shares at September 28, 2008 and December 30, 2007, respectively	(886,230)	(606,108)

Total stockholders’ equity	1,634,292	1,720,432

Total liabilities and stockholders’ equity	$3,376,230	$3,725,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands, except per-share amounts)
Revenues	$600,181	$449,535	$1,634,595	$1,165,173
Costs and expenses (credits):
Cost of revenues	391,652	307,536	1,091,720	768,121
Research and development	60,410	46,642	159,407	141,749
Selling, general and administrative	127,368	70,925	320,328	214,342
In-process research and development charge	—	—	—	9,575
Amortization of acquisition-related intangibles	5,336	8,812	17,154	27,625
Impairment of acquisition-related intangibles	—	—	—	14,068
Impairment related to synthetic lease	—	—	—	7,006
Gain on divestitures	(9,966)	(6,647)	(9,966)	(17,429)
Restructuring charges	7,872	—	12,242	—

Total costs and expenses, net	582,672	427,268	1,590,885	1,165,057
Operating income	17,509	22,267	43,710	116
Interest income	8,029	16,373	29,266	34,548
Interest expense	(2,840)	(2,876)	(8,726)	(7,825)
Loss on extinguishment of debt	(170,690)	—	(170,690)	—
Gain on sale of SunPower’s common stock	192,048	—	192,048	373,173
Other income (expense), net	(5,993)	551	(14,303)	(6,909)

Income before income tax and minority interest	38,063	36,315	71,305	393,103
Income tax benefit (provision)	(52,161)	(2,667)	(60,215)	211
Minority interest, net of tax	(9,992)	(3,825)	(28,083)	(2,152)

Net income (loss)	$(24,090)	$29,823	$(16,993)	$391,162

Net income (loss) per share:
Basic	$(0.16)	$0.19	$(0.11)	$2.54
Diluted	$(0.16)	$0.18	$(0.11)	$2.33
Shares used in net income (loss) per share calculation:
Basic	151,939	154,850	152,525	154,220
Diluted	151,939	165,993	152,525	168,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(16,993)	$391,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105,801	109,638
Stock-based compensation expense	145,000	79,840
Excess tax benefits from stock-based award activities	(45,903)	—
In-process research and development charge	—	9,575
Impairment of long-lived assets	3,937	—
Impairment of acquisition-related intangibles	—	14,068
Impairment related to synthetic lease	—	7,006
Impairment of investments	5,917	601
Write-off of unamortized debt issuance costs	2,529	4,651
Gain on divestitures	(9,966)	(17,429)
Loss on extinguishment of debt	170,690	—
Gain on sale of SunPower’s common stock	(192,048)	(373,173)
Gain on investments in equity securities	—	(929)
Interest on stock purchase assistance plan (“SPAP”) loans	(10)	(859)
Reduction in allowance for uncollectible SPAP loans	(128)	(6,864)
Restructuring charges	12,242	—
(Gain) loss on sale/retirement of property and equipment, net	5,668	(65)
Deferred income taxes	(23,204)	(13,100)
Minority interest	28,083	2,152
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	(95,323)	12,966
Inventories	(61,015)	(51,149)
Other assets	(21,035)	(107,316)
Accounts payable and other liabilities	126,413	(6,384)
Deferred revenues less cost of revenues	29,102	(6,442)

Net cash provided by operating activities	169,757	47,949

Cash flow from investing activities:
Purchases of available-for-sale investments	(237,196)	(224,733)
Proceeds from sales or maturities of available-for-sale investments	442,895	150,321
Proceeds from sale of SunPower’s common stock	222,474	437,250
Increase (decrease) in employee deferred compensation plan	69	(547)
Cash paid for other investments	(26,362)	—
Proceeds from divestitures	11,000	78,398
Acquisitions of property and equipment	(184,618)	(180,557)
Cash used for acquisition, net of cash acquired	(59,862)	(98,645)
Increase in restricted cash	(42,113)	(24,542)
Proceeds from settlement of SPAP loan principal	278	23,675
Proceeds from sales of property and equipment	410	41

Net cash provided by investing activities	126,975	160,661

Cash flow from financing activities:
Repayment of borrowings	—	(3,563)
Redemption of convertible debt	(701,860)	(179,735)
Proceeds from issuance of convertible debt	—	1,025,000
Convertible debt issuance costs	—	(23,832)
Purchase of convertible note hedge and issuance of warrants	—	(16,967)
Proceeds from termination of convertible note hedge and warrants	8,543	—
Repurchases of common shares	(277,073)	(571,033)
Withholdings of common shares for tax obligations on vested restricted stock	(10,531)	—
Proceeds from issuance of common shares under employee stock plans	53,175	133,694
Proceeds from SunPower’s public offering	—	167,379
Excess tax benefits from stock-based award activities	45,903	—

Net cash provided by (used in) financing activities	(881,843)	530,943

Effect of exchange rate changes on cash and cash equivalents	(1,164)	3,087

Net increase (decrease) in cash and cash equivalents	(586,275)	742,640
Cash and cash equivalents, beginning period	1,093,657	413,536

Cash and cash equivalents, end of period	$507,382	$1,156,176

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In thousands)
Supplemental disclosure of non-cash information:
Issuance of common shares from redemption of convertible debt	$—	$419,261
Purchase of properties under the synthetic lease, using restricted cash collateral	$—	$50,087
Issuance of common shares and stock options in connection with acquisition	$—	$132,546
Additions to property, plant and equipment	$54,160	$7,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2008 and 2007 consist of 52 weeks. The third quarter of fiscal 2008 ended on September 28, 2008 and the third quarter of fiscal 2007 ended on September 30, 2007.

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

Beginning in the fourth quarter of fiscal 2008, the Company will no longer consolidate SunPower’s financial statements due to the completed spin-off of SunPower by Cypress on September 29, 2008. See Note 2 for further discussion.

The consolidated results of operations for the three and nine months ended September 28, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

Effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.

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

See Note 8 for a detailed discussion of the fair value measurements related to the Company’s financial assets and liabilities.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of FSP APB 14-1; however, it expects to record additional non-cash interest expense related to any outstanding convertible debt instruments beginning in the first quarter of fiscal 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and the impact on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and does not expect the adoption will have a material impact on its consolidated financial statements, as the Company has completed the spin-off of SunPower on September 29, 2008 and will no longer consolidate SunPower beginning in the fourth quarter of fiscal 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of fiscal 2008 and did not elect the fair value option for any of its financial assets or liabilities. The Company has reclassified all cash flows related to its trading securities, which consist of the investments in the employee deferred compensation plan, from operating to investing activities to reflect the nature of the investments in accordance with SFAS No. 159.

NOTE 2. SUNPOWER

Cypress’s Ownership Interest in SunPower

In August 2008, Cypress sold 2.5 million shares of Class A common stock of SunPower (which were converted from Class B) on the open market for $89 per share and received net proceeds of $222.5 million. The transaction resulted in a gain of $192.0 million, which was recorded in the Condensed Consolidated Statement of Operations for the three months ended September 28, 2008.

As of September 28, 2008 and December 30, 2007, Cypress held approximately 42.0 million and 44.5 million shares of SunPower Class B common stock, respectively. The following table summarizes Cypress’s ownership interest in SunPower:

	As of
	September 28, 2008	December 30, 2007
As a percentage of SunPower’s outstanding capital stock	50%	56%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	47%	51%
As a percentage of total voting power of SunPower’s outstanding capital stock	89%	90%

The fair value of Cypress’s ownership interest in SunPower was approximately $3.5 billion and $5.8 billion based on the closing prices of SunPower’s common stock of $83.16 and $131.05 per share at the end of the third quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively. As the Company’s financial statements are presented on a consolidated basis, the fair value of Cypress’s ownership interest in SunPower was not recorded as an asset in the Condensed Consolidated Balance Sheets.

Spin-Off of SunPower

On September 5, 2008, a committee of Cypress’s Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by Cypress to Cypress's stockholders. On September 29, 2008, the first day of Cypress’s fourth quarter of fiscal 2008, Cypress completed the distribution of 42.0 million shares of SunPower Class B common stock to Cypress’s stockholders (the “Spin-Off”). The distribution was made pro rata to Cypress’s stockholders of record as of the close of trading on the New York Stock Exchange (“NYSE”) on September 17, 2008 (the “Record Date”). As a result of the Spin-Off, each Cypress stockholder received 0.27427234997709 of a share of SunPower Class B common stock for each share of Cypress’s common stock held as of the Record Date. Cypress’s stockholders received cash in lieu of fractional shares for amounts of less than one SunPower share.

Cypress received a favorable ruling from the Internal Revenue Service (“IRS”) in April 2008 with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the Spin-Off. The distribution was structured to be tax-free to Cypress and its stockholders for U.S. federal income tax purposes, except in respect to cash received in lieu of fractional shares.

As the majority shareholder of SunPower prior to the Spin-Off, Cypress consolidated SunPower’s financial results. Following the Spin-Off, Cypress does not own any shares of SunPower and will no longer consolidate SunPower’s financial results beginning in the fourth quarter of fiscal 2008. Cypress will account for SunPower as a discontinued operation in its historical financial statements for periods prior to the Spin-Off, beginning with Cypress’s Annual Report on Form 10-K for the year ending December 28, 2008.

Adjustments to Cypress’s Stock Plans:

On August 1, 2008, the Board approved certain adjustments to Cypress’s 1994 and 1999 Stock Plans (together, the “Plans”) and outstanding employee equity awards in anticipation of the Spin-Off. These adjustments were consistent with and similar to the provisions in the Plans providing for automatic adjustment of service provider equity awards and share pools pursuant to a Cypress stock split or similar change in capitalization effected without receipt of consideration by Cypress. Specifically, the Board approved amendments to make proportionate adjustments effective immediately following the Spin-Off to: (a) the number of authorized but unissued shares reserved for issuance under the Plans, (b) the numerical provisions under the Plans’ annual grant limits and automatic option grant sections, including automatic grants to Board members, and (c) outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. The Board further approved the amendment of outstanding options under the Plans to permit, subject to timing limitations and management discretion, both net exercise (a portion of the shares subject to options surrendered as payment of the aggregate exercise price) and early exercise (exercise of unvested shares subject to a stock restriction agreement).

In addition, the Board approved certain adjustments with respect to its Employee Stock Purchase Plan (the “ESPP”) to offset the decrease in Cypress’s common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of Cypress’s common stock and maximum number of shares participants may purchase under the ESPP.

On September 30, 2008, following the Spin-Off, outstanding employee equity awards under the Plans were adjusted by a conversion ratio of 4.12022 (the “Conversion Ratio”). Specifically, the number of shares issuable pursuant to the outstanding awards was multiplied by the Conversion Ratio, rounded down to the nearest whole share. In addition, the per-share exercise price of options was divided by the Conversion Ratio, rounded up to the nearest whole cent. Also, the number of authorized but unissued shares reserved for issuance under the Plans and the ESPP and the numerical provisions under the Plans’ annual grant limits and automatic option grant provisions, including automatic grants to Board members, were multiplied by the Conversion Ratio, rounded down to the nearest whole share.

The ESPP offering date price for the current offering period was divided by the Conversion Ratio, rounded up to the nearest whole cent and the maximum number of shares participants may purchase under the ESPP was multiplied by the Conversion Ratio, rounded down to the nearest whole share.

The modification of the outstanding employee equity awards and the ESPP described above resulted in additional non-cash stock-based compensation of $164.9 million, of which $40.9 million was recognized in the third quarter of fiscal 2008 and $124.0 million will be recognized over the remaining vesting periods. See Note 10 for further discussion.

Employee Loan Program:

In conjunction with the Spin-Off, the Board approved a limited loan program to qualified employees (excluding executive officers) that will assist holders of options in paying the exercise price for options including the ability to convert unvested options into unvested restricted shares. Since the loan proceeds will be used to fund payment to Cypress for option exercises, the loan program will not require any cash outlays on the part of Cypress. Options with exercise prices greater than $3.65 are not eligible and the loans cannot be used to pay for taxes. The loan program is limited to $50.0 million in aggregate loans. The loans have a maturity date of December 28, 2013 and Cypress has the option to call the loans at any time. The loans will bear interest equal to the greater of 4.0% or 0.5% over the applicable federal rate required by the Internal Revenue Code. 100% of the stock acquired using the loans will be held by Cypress as collateral. The offering period for the loan program will end on December 28, 2008, unless extended by management. To date, no employees have participated in the program.

Restricted Stock Unit Exchange Offer

In conjunction with the Spin-Off, the Board authorized an exchange offer for all outstanding restricted stock units, including performance-based restricted stock units, granted under the 1994 Stock Plan and held by U.S. employees to provide holders with an opportunity to exchange their restricted stock units for an equal number of restricted stock awards of Cypress’s common stock with an identical vesting schedule, which would allow such holders to make an election under Section 83(b) of the Internal Revenue Code to accelerate their recognition and measurement of ordinary income and to commence their long-term capital gains holding period. The exchange offer expired on September 25, 2008, and 29 employees participated in the program and exchanged 1.0 million shares.

Amended Tax Sharing Agreement:

See Note 15 for a discussion of the amended tax sharing agreement between Cypress and SunPower as a result of the Spin-Off.

Fundamental Change to Convertible Debt:

See Note 12 for a discussion of the fundamental change to Cypress’s outstanding 1.00% Convertible Senior Notes as a result of the Spin-Off.

Sale of Manufacturing Facility

In fiscal 2003, SunPower entered into a lease agreement with Cypress under which SunPower leased a manufacturing facility owned by Cypress with approximately 215,000 square feet in the Philippines and a sublease for the land owned by an unaffiliated third party. SunPower had the right to purchase the facility from Cypress and assume the lease for the land at any time for an amount equal to Cypress’s original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to SunPower. In the second quarter of fiscal 2008, SunPower exercised its right and purchased the facility from Cypress and assumed the lease for the land from the unaffiliated third party for a total purchase price of approximately $9.5 million.

NOTE 3. BUSINESS COMBINATIONS

Simtek Corporation (“Simtek”)

In September 2008, the Company completed the acquisition of Simtek, a publicly traded manufacturer of non-volatile static random access memory integrated circuits used in a variety of systems. The following table summarizes the total purchase consideration:

(In thousands)
Cash	$43,853
Original investment	3,560
Transaction costs	1,126

Total	$48,539

The purchase was completed through a step acquisition and the total consideration includes $3.6 million which reflects an initial investment the Company made in Simtek in prior periods. This initial investment consists of a then 5% equity ownership and warrants to purchase 2.5 million shares of Simtek’s common stock. In September 2008, the Company completed a cash tender offer and purchased all of Simtek’s outstanding common stock not owned by the Company at a purchase price of $2.60 per share for a total cash payment of $43.9 million and incurred direct transaction costs of $1.1 million.

The preliminary fair value of the assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of the acquisition date. The results of operations of Simtek were included in the Company’s consolidated results of operations subsequent to the acquisition date, which was not material for the third quarter of fiscal 2008. Simtek is included in the Company’s Memory and Imaging Division reportable business segment.

The preliminary allocation of the purchase consideration is as follows:

(In thousands)
Net tangible assets	$1,825
Acquired identifiable intangible assets:
Purchased technology	12,975
Backlog	1,116
Customer relationships	370
Deferred tax liabilities	(5,785)
Goodwill	38,038

Total	$48,539

The Company expects to finalize the valuation of the net tangible assets and the allocation of the purchase consideration by the end of the fourth quarter of fiscal 2008.

Net tangible assets consist of the following:

(In thousands)
Cash and cash equivalents	$2,302
Accounts receivable, net	2,451
Inventories	6,850
Other	1,430

Total assets acquired	13,033

Accounts payable	(9,389)
Other accrued expenses and liabilities	(1,819)

Total liabilities assumed	(11,208)

Net tangible assets	$1,825

Acquired Identifiable Intangible Assets:

The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Purchased technology	Income approach	18%	4 - 6 years
Backlog	Income approach	10%	0.5 year
Customer relationships	Cost approach	—	1.5 years

In-Process Research and Development:

The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. In identifying and analyzing Simtek’s potential in-process research and development projects, the Company considered key characteristics of the technology as well as project stages of development, the time and resources needed to complete the current projects, the expected income-generating abilities of the resulting projects, the target markets and associated risks. The Company concluded that Simtek had one in-process research and development project, which is a higher density form of non-volatile dynamic random access memory for gaming, automated teller machine and solid state disk drive applications. Using the income approach method with a discount rate of 22%, the Company determined that the fair value of the in-process research and development project was zero at the date of acquisition.

Goodwill:

Simtek’s non-volatile memory products provide the high-speed memory access of standard static random access memories, but retain data when power is turned off – a feature critical to applications where secure data storage is essential to system functionality. The acquisition will enable Cypress to integrate Simtek’s technology into many of Cypress’s products, providing a highly integrated control and power failure solution for complex analog and digital systems and accelerating acceptance of Cypress’s products in various applications and markets. These factors primarily contributed to a purchase price that resulted in goodwill. Goodwill that resulted from the acquisition is not deductible for tax purposes.

Preexisting Relationship:

Prior to the acquisition in September 2008, the Company and Simtek had a license and development agreement under which Cypress licensed certain intellectual property from Simtek to develop non-volatile memory products and made a non-refundable prepayment of royalties to Simtek. The agreement was settled upon the completion of the acquisition. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” the Company recorded a settlement loss of $1.1 million as a result of the termination of the agreement in the Condensed Consolidated Statement of Operations for the three months ended September 28, 2008.

Solar Solutions and Solar Sales Pty. Ltd. (“Solar Sales”)

In January 2008, SunPower acquired Solar Solutions, a solar systems integration and product distribution company based in Italy. In July 2008, SunPower acquired Solar Sales, a solar systems integration and product distribution company based in Australia. The acquisitions were not material to the Company’s consolidated financial condition, results of operations or cash flows.

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

In January 2008, following the first anniversary of the acquisition date, SunPower authorized the release of approximately one-half of the original escrow amount, leaving in escrow approximately $12.9 million in cash and approximately 0.4 million shares of its Class A common stock, with a total aggregate value of $38.6 million as of September 28, 2008. SunPower’s rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the acquisition date. As a result, SunPower is now entitled to recover only limited types of losses, and any recovery will be limited to the amount available in the escrow fund at the time of a claim. The remaining amount in the escrow fund will be progressively reduced to zero on each anniversary of the acquisition date over a period of four years.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Cypress, Simtek and PowerLight as if the acquisitions had occurred as of the beginning of fiscal 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands, except per-share amounts)
Revenues	$604,209	$458,231	$1,653,457	$1,192,132
Net income (loss)	$(33,495)	$27,863	$(34,204)	$382,886
Net income (loss) per share:
Basic	$(0.22)	$0.18	$(0.22)	$2.48
Diluted	$(0.22)	$0.17	$(0.22)	$2.28

The unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

NOTE 4. DIVESTITURE

In the third quarter of fiscal 2008, the Company completed the sale of certain product lines of its subsidiary, Silicon Light Machines (“SLM”), to Dainippon Screen Manufacturing Co. Ltd. in Japan for $11.0 million in cash. The divestiture included SLM’s micro-electro-mechanical system solutions for commercial printing and other imaging applications. The Company retained SLM’s laser optical navigation sensor product family.

In connection with the divestiture, the Company recorded a gain of $10.0 million in the third quarter of fiscal 2008. The following table summarizes the components of the gain:

(In thousands)
Cash proceeds	$11,000
Assets and liabilities:
Account receivable and inventories	(1,700)
Accounts payable and other	816
Transaction costs	(150)

Gain on divestiture	$9,966

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company’s reportable business segments:

	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	SunPower	Total
	(In thousands)
Balance at December 30, 2007	$129,740	$138,436	$81,613	$184,684	$534,473
Additions	—	—	—	11,207	11,207

Balance at March 30, 2008	129,740	138,436	81,613	195,891	545,680
Additions	—	—	—	39	39

Balance at June 29, 2008	129,740	138,436	81,613	195,930	545,719
Additions	—	—	38,038	448	38,486

Balance at September 28, 2008	$129,740	$138,436	$119,651	$196,378	$584,205

During the third quarter of fiscal 2008, the goodwill addition of $38.0 million recorded in the Memory and Imaging Division was related to the acquisition of Simtek. In addition, during the first nine months of fiscal 2008, SunPower recorded additional goodwill of $11.7 million related to its acquisitions of Solar Solutions and Solar Sales.

Intangible Assets

The following tables present details of the Company’s intangible assets:

As of September 28, 2008	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$147,722	$(111,250)	$36,472
Patents, tradenames, customer relationships and backlog	65,998	(42,319)	23,679
Other	6,498	(5,488)	1,010

Total acquisition-related intangible assets	220,218	(159,057)	61,161
Other intangible assets	9,865	(4,263)	5,602

Total intangible assets	$230,083	$(163,320)	$66,763

As of December 30, 2007	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$241,947	$(209,107)	$32,840
Patents, tradenames, customer relationships and backlog	58,851	(35,128)	23,723
Other	6,066	(5,263)	803

Total acquisition-related intangible assets	306,864	(249,498)	57,366
Other intangible assets	4,011	(2,519)	1,492

Total intangible assets	$310,875	$(252,017)	$58,858

As of September 28, 2008, the estimated future amortization expense was as follows:

	Cypress	SunPower	Consolidated
	(In thousands)
2008 (remaining three months)	$1,988	$4,263	$6,251
2009	5,564	16,476	22,040
2010	4,265	14,874	19,139
2011	3,591	4,638	8,229
2012 and thereafter	7,092	4,012	11,104

Total amortization expense	$22,500	$44,263	$66,763

NOTE 6. RESTRUCTURING

The following table summarizes the restructuring charges recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Fiscal 2008 Restructuring Plan	$5,727	$—	$5,727	$—
Fiscal 2007 Restructuring Plan	2,145	—	6,515	—

Total	$7,872	$—	$12,242	$—

Fiscal 2008 Restructuring Plan

During the third quarter of fiscal 2008, the Company initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs (“Fiscal 2008 Restructuring Plan”). The Company recorded total restructuring charges of $5.7 million under the Fiscal 2008 Restructuring Plan, of which $5.6 million was related to personnel costs and $0.1 million was related to other exit costs. Restructuring activities related to personnel costs are summarized as follows:

Personnel Costs
(In thousands)
Initial provisions	$5,555
Cash payments	(419)

Balance at September 28, 2008	$5,136

The Company accrued $2.2 million of severance and benefits for the termination of approximately 55 employees in the Company’s manufacturing facility in Bloomington, Minnesota. These employees were primarily in manufacturing functions.

In addition, the Company accrued $3.4 million of severance and benefits for approximately 70 employees who will be terminated in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” the Company accrued these costs in the third quarter of fiscal 2008 as the Company has demonstrated a consistent past practice of providing terminated employees with a benefit arrangement. The termination will include employees in manufacturing, research and development and selling, general and administrative functions. Geographically, the majority of the employees are located in the U.S.

Fiscal 2007 Restructuring Plan

During the fourth quarter of fiscal 2007, the Company implemented a restructuring plan to exit its manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). Under the Fiscal 2007 Restructuring Plan, the Company plans to transition production from the Texas facility to its more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. The Company expects to substantially complete the Fiscal 2007 Restructuring Plan by the end of fiscal 2008. The Fiscal 2007 Restructuring Plan includes the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility. As of September 28, 2008, the Company continues to classify these assets as held and used as they remain in use in operations. The Fiscal 2007 Restructuring Plan does not involve the discontinuation of any material product lines or other functions.

To date, the Company recorded total restructuring charges of $7.1 million related to the Fiscal 2007 Restructuring Plan, of which $6.5 million was recorded in the first nine months of fiscal 2008 and $0.6 million was recorded in the fourth quarter of fiscal 2007. Of the total restructuring charges, $6.9 million was related to personnel costs and $0.2 million was related to other exit costs. Restructuring activities related to personnel costs are summarized as follows:

Personnel Costs
(In thousands)
Initial provisions	$355
Cash payments	—

Balance at December 30, 2007	355
Additional provision	2,412
Cash payments	—

Balance at March 30, 2008	2,767
Additional provision	1,958
Cash payments	—

Balance at June 29, 2008	4,725
Additional provision	2,145
Cash payments	(9)

Balance at September 28, 2008	$6,861

In connection with the Fiscal 2007 Restructuring Plan, the Company expects to eliminate approximately 240 positions in the Texas facility in fiscal 2008. These employees are primarily in manufacturing functions. As these employees continue to provide services during fiscal 2008, the Company recognizes the severance and benefits associated with these employees ratably over the service period in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

NOTE 7. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
Accounts receivable, gross	$337,911	$242,259
Allowance for doubtful accounts receivable and sales returns	(4,616)	(5,984)

Total accounts receivable, net	$333,295	$236,275

Inventories

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
Raw materials	$147,638	$104,284
Work-in-process	107,622	72,964
Finished goods	68,205	70,339

Total inventories	$323,465	$247,587

Other Current Assets

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
Deferred tax assets	$7,657	$8,681
SunPower restricted cash related to letters of credit	47,983	—
SunPower prepayment to suppliers	60,082	52,277
Other prepaid expenses	32,015	22,758
SunPower costs and estimated earnings in excess of billings	56,717	39,136
SunPower deferred project costs	12,031	8,316
VAT receivable	17,649	7,824
Other current assets	35,560	18,280

Total other current assets	$269,694	$157,272

Other Assets

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
SunPower restricted cash related to:
Customer advances	$60,000	$20,000
Letters of credit	2,057	47,887
Employee deferred compensation plan	25,484	29,449
SunPower prepayment to suppliers	84,759	108,943
Investments:
Debt securities	63,765	68,865
Equity securities – SunPower joint ventures	18,935	5,304
Equity securities – other	11,263	14,969
Debt issuance costs, net	—	2,529
VAT receivable	14,274	24,269
SunPower note receivable from third party	10,000	—
Other assets	27,314	28,492

Total other assets	$317,851	$350,707

Other Current Liabilities

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
Employee deferred compensation plan	$26,074	$30,754
SunPower customer advances	19,941	9,250
SunPower billings in excess of costs and estimated earnings	9,640	69,900
Warranty reserve	15,392	10,502
Accrued commissions	4,672	5,124
Accrued royalties	5,466	4,476
VAT payable	15,396	18,189
Restructuring reserve	11,997	355
Other current liabilities	41,182	48,985

Total other current liabilities	$149,760	$197,535

Deferred Income Taxes and Other Tax Liabilities

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
Deferred income taxes	$15,682	$6,932
Non-current tax liabilities	29,428	50,983

Total deferred income taxes and other tax liabilities	$45,110	$57,915

Other Long-Term Liabilities

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
SunPower customer advances	$96,631	$60,153
Warranty reserve	8,406	6,693
Other long-term liabilities	9,279	7,809

Total other long-term liabilities	$114,316	$74,655

NOTE 8. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$30,940	$812	$31,752
Money market funds	275,435	—	25,744	301,179
Treasury bills	60,026	—	—	60,026
Corporate notes/bonds	—	46,523	—	46,523
Auction rate securities	—	—	62,953	62,953
Marketable equity securities	5,686	—	—	5,686
Employee deferred compensation plan	25,484	—	—	25,484
Derivative instruments:
Foreign currency forward contracts	—	2,201	—	2,201

Total financial assets	$366,631	$79,664	$89,509	$535,804

Financial Liabilities
Employee deferred compensation plan	$26,074	$—	$—	$26,074
Derivative instruments:
Foreign currency forward contracts	—	170	—	170

Total financial liabilities	$26,074	$170	$—	$26,244

Valuation Techniques:

The Company uses quoted prices for identical instruments in active markets to determine the fair value for its Level 1 financial instruments, which include U.S. treasuries, money market funds (with the exception of two funds which are classified as Level 3) and marketable equity securities. In addition, the Company’s employee deferred compensation plan is classified as Level 1 as the plan invests in the Company’s common stock or mutual funds.

If quoted prices in active markets for identical assets or liabilities are not available to determine the fair value, then the Company uses observable inputs including benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments are classified as Level 2 and primarily consist of commercial paper (with the exception of one investment which is classified as Level 3) and corporate notes and bonds. In addition, the Company has derivative instruments that are classified as Level 2 financial assets and liabilities. The Company determines the fair value of these instruments based on modeling techniques that include inputs such as market volatilities, spot rates and interest differentials from published sources.

The Company’s Level 3 financial assets primarily include investments in auction rate securities, certain money market funds and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of September 28, 2008, the Company has classified all of its auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education. In addition, all auction rate securities held by the Company are currently rated by the major independent rating agencies as either AAA or Aaa.

As of September 28, 2008, all of the Company’s auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, the Company has classified its auction rate securities totaling $63.0 million (of which $38.0 million was related to Cypress and $25.0 million was related to SunPower) as long-term investments as of September 28, 2008.

For the third quarter of fiscal 2008, the Company performed an analysis to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, the Company prepared a valuation model based on a discounted cash flow with the following assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 2.9% - 6.7%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities would be valued at approximately 96%—98% of their stated par value as of September 28, 2008, representing a decline in value of approximately $1.8 million. As the Company believes that the lack of liquidity in the market for auction rate securities is temporary in nature and that it has the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, the Company recorded the amount as unrealized loss in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of September 28, 2008.

Money Market Funds:

As of September 28, 2008, the Company has classified $25.7 million of its money market funds as Level 3 financial assets. These Level 3 money market funds are related to SunPower’s investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value for the Reserve Funds fell below $1.00 per share because the funds had investments in Lehman Brothers, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman Brothers to zero. SunPower has estimated the loss on the Reserve Funds to be approximately $0.9 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions. SunPower recorded an impairment charge of $0.9 million in the Condensed Consolidated Statement of Operations for the three months ended September 28, 2008.

SunPower conducted its fair value assessment of the Reserve Funds using Level 2 and Level 3 inputs. Management has reviewed the Reserve Funds' underlying securities portfolios which are substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. SunPower has used a pricing service to assist in its review of fair value of the underlying portfolios, which estimates fair value of some instruments using proprietary models based on assumptions as to term, maturity dates, rates, credit risk, etc. Normally, SunPower would classify such an investment as Level 2 investments. However, management also evaluated the fair value of its unit interest in the Reserve Funds itself, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, SunPower has classified its holdings in the Reserve Funds as Level 3 investments.

On October 31, 2008, SunPower received a distribution of $11.9 million from the Reserve Funds. SunPower expects that the remaining distribution of $13.8 million from the Reserve Funds will occur over the remaining 12 months as the investments held in the fund mature. While SunPower expects to receive substantially all of its current holdings in the Reserve Funds within the next 12 months, it is possible SunPower may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, SunPower could realize additional losses in its holdings with the Reserve Funds and distributions could be further delayed.

Commercial Paper:

As of September 28, 2008, the Company has classified one commercial paper investment totaling $0.8 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover the maturing obligations. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund. The Company recorded impairment charges totaling zero and $0.3 million for the third quarter and first nine months of fiscal 2008, respectively.

The following table presents a summary of changes in the Company’s Level 3 investments measured at fair value on a recurring basis:

	Auction Rate Securities	Money Market Funds	Commercial Paper	Total
	(In thousands)
Balance as of December 30, 2007	$—	$—	$1,065	$1,065
Transfer from Level 2	67,800	—	—	67,800
Purchases	10,000	—	—	10,000
Impairment loss recorded in “Other income (expense), net”	—	—	(112)	(112)
Unrealized loss included in “Other comprehensive income (loss)”	(2,838)	—	—	(2,838)

Balance as of March 30, 2008	74,962	—	953	75,915
Sales	(13,000)	—	—	(13,000)
Impairment loss recorded in “Other income (expense), net”	—	—	(141)	(141)
Unrealized gain recorded in “Other comprehensive income (loss)”	1,096	—	—	1,096

Balance as of June 29, 2008	63,058	—	812	63,870
Transfer from Level 1	—	26,677	—	26,677
Impairment loss recorded in “Other income (expense), net”	—	(933)	—	(933)
Unrealized loss recorded in “Other comprehensive income (loss)”	(105)	—	—	(105)

Balance as of September 28, 2008	$62,953	$25,744	$812	$89,509

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents the Company’s fair value hierarchy for its investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

					Impairment Loss Recorded in “Other Income (Expense), Net”
	Level 1	Level 2	Level 3	Total as of September 28, 2008	Three Months Ended September 28, 2008	Nine Months Ended September 28, 2008
	(In thousands)
Non-marketable equity securities	$—	$—	$29,135	$29,135	$532	$4,630

The Company measures its equity investments in privately held companies at fair value on a non-recurring basis. The balance of the investments was $29.1 million as of September 28, 2008. These investments are measured at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended September 28, 2008, a portion of the Company’s equity investments in privately held companies were measured at fair value and the Company recorded total impairment loss of $0.5 million and $4.6 million, respectively, as the carrying value of such investments exceeded the fair value and the decline in value was deemed other-than-temporary. The Company measured the fair value of such investments using a combination of the income approach and the market approach. The income approach included a discounted cash flow analysis, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending and other costs, as well as a discount rate calculated based on the risk profile of the investees. The market approach included using financial metrics and ratios of comparable public companies. All of the Company’s impaired non-marketable equity investments were classified as Level 3 instruments, as the Company uses unobservable inputs to value these investments and the valuation requires significant management judgment. The valuation of the Company’s non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investees’ capital structure, liquidation preferences for the investees’ capital, and other economic variables.

NOTE 9. INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company’s available-for-sale investments:

As of September 28, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$16,951	$—	$—	$16,951
Money market funds	287,333	—	—	287,333
Treasury bills	17,990	5	—	17,995

Total cash equivalents	322,274	5	—	322,279

Short-term investments:
Commercial paper	13,989	—	—	13,989
Money market funds	13,846	—	—	13,846
Corporate notes/bonds	47,293	69	(839)	46,523
Treasury bills	41,883	148	—	42,031
Marketable equity securities	1,052	3,571	—	4,623

Total short-term investments	118,063	3,788	(839)	121,012

Long-term investments:
Auction rate securities	64,800	—	(1,847)	62,953
Commercial paper	812	—	—	812
Marketable equity securities	1,187	—	(124)	1,063

Total long-term investments	66,799	—	(1,971)	64,828

Total available-for-sale securities	$507,136	$3,793	$(2,810)	$508,119

As of December 30, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$75,766	$1	$(1)	$75,766
Money market funds	868,319	—	—	868,319

Total cash equivalents	944,085	1	(1)	944,085

Short-term investments:
Commercial paper	124,133	17	(1)	124,149
Federal agency notes	48,874	233	—	49,107
Corporate notes/bonds	114,824	234	(120)	114,938
Auction rate securities	27,520	—	—	27,520
Asset-backed securities	10,527	113	—	10,640
Marketable equity securities	1,053	5,341	—	6,394

Total short-term investments	326,931	5,938	(121)	332,748
Long-term investments:
Auction rate securities	67,797	3	—	67,800
Commercial paper	1,065	—	—	1,065
Marketable equity securities	3,142	100	(411)	2,831

Total long-term investments	72,004	103	(411)	71,696

Total available-for-sale securities	$1,343,020	$6,042	$(533)	$1,348,529

As of September 28, 2008, the Company’s money market funds included approximately $10.3 million associated with the American Beacon Fund held by Cypress which announced that it was freezing redemptions following a significant increase in redemption orders prior to the end of the third quarter of fiscal 2008. At the time of the announcement, the fund reported that it had sufficient funds to repay investors and that it would redeem the investments by December 2008. Furthermore, the fund is included in the U.S. government’s temporary guarantee program for money market funds announced in September 2008. As such, Cypress believes it will be able to redeem all of this investment in the fourth quarter of fiscal 2008 and has continued to classify this investment as cash equivalents as of September 28, 2008.

As of September 28, 2008, contractual maturities of the Company’s available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$421,673	$421,634
Maturing in one to three years	17,611	17,033
Maturing in more than three years	65,612	63,765

Total	$504,896	$502,432

Realized gains and losses from sales of available-for-sale, non-equity investments were immaterial for all periods presented.

Proceeds from sales or maturities of available-for-sale investments were $442.9 million and $150.3 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Investments in Equity Securities

The following table summarizes the Company’s equity investments:

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
Short-term investments:
Marketable equity securities	$4,623	$6,394
Long-term investments:
Marketable equity securities	1,063	2,831
Non-marketable equity securities – SunPower joint ventures	18,935	5,304
Non-marketable equity securities – other	10,200	12,138

Total long-term investments	30,198	20,273

Total equity investments	$34,821	$26,667

Investments in Joint Ventures:

As of September 28, 2008 and December 30, 2007, the Company’s investments in joint ventures consisted of SunPower’s equity investments in certain joint ventures totaling $18.9 million and $5.3 million, respectively. These joint ventures are accounted for under the equity method of accounting (see Note 18).

Sale of Equity Investments:

The Company did not sell any equity investments during the third quarter and first nine months of fiscal 2008.

During the first quarter of fiscal 2007, the Company sold its equity investments in two public companies for $4.5 million and recognized total gains of $0.9 million.

Impairment of Investments

The following table summarizes the impairment loss recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Debt securities:
Money market funds	$933	$—	$933	$—
Commercial paper	—	—	253	—
Equity securities:
Marketable equity securities	—	—	101	601
Non-marketable equity securities	532	—	4,630	—

Total impairment charges	$1,465	$—	$5,917	$601

See Note 8 for further discussion of the impairment loss recorded for the debt and non-marketable equity securities.

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

The Company accounts for the deferred compensation plan in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of September 28, 2008 and December 30, 2007, the fair value of the assets was $25.5 million and $29.4 million, respectively, and the fair value of the liabilities was $26.1 million and $30.8 million, respectively.

All expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$(2,232)	$2,294	$(4,708)	$1,649
Changes in fair value of liabilities recorded in:
Cost of revenues	644	(237)	1,567	(782)
Research and development expenses	742	(273)	1,806	(900)
Selling, general and administrative expenses	565	(208)	1,374	(687)

Total income (expense)	$(281)	$1,576	$39	$(720)

NOTE 10. STOCK-BASED COMPENSATION

Modification of Outstanding Employee Equity Awards

As discussed in Note 2, on August 1, 2008, the Board approved certain adjustments to the Plans in conjunction with the Spin-Off. Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to the ESPP to offset the decrease in Cypress’s common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of Cypress’s common stock and maximum number of shares participants may purchase under the ESPP.

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” the modification of the outstanding employee equity awards and the ESPP on August 1, 2008 resulted in additional non-cash stock-based compensation of $164.9 million. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $40.9 million was recognized in the third quarter of fiscal 2008 and the remaining $124.0 million will be recognized over the remaining vesting periods on an accelerated basis pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The Company estimated the fair value of the stock options and the ESPP using the Black-Scholes valuation model with the following assumptions:

	Stock Options	ESPP
Expected life	0.5 - 9.9 years	0.5 –1.5 years
Volatility	43.5% - 50.5%	43.7% - 46.6%
Risk-free interest rate	2.00% - 3.89%	2.00% - 2.30%
Dividend yield	0.00%	0.00%

The fair value of the restricted stock units and the restricted stock awards was determined based on Cypress’s stock price on the date of the modification.

The following tables summarize the stock-based compensation expense, including the expense related to the modification discussed above, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 28, 2008			September 30, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Cost of revenues	$13,757	$4,875	$18,632	$3,803	$3,588	$7,391
Research and development	15,970	987	16,957	4,146	404	4,550
Selling, general and administrative	27,884	13,049	40,933	8,805	9,372	18,177

Total stock-based compensation expense	$57,611	$18,911	$76,522	$16,754	$13,364	$30,118

	Nine Months Ended
	September 28, 2008			September 30, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Cost of revenues	$21,937	$13,718	$35,655	$9,857	$9,036	$18,893
Research and development	26,071	2,770	28,841	11,719	1,253	12,972
Selling, general and administrative	44,966	35,538	80,504	21,067	26,908	47,975

Total stock-based compensation expense	$92,974	$52,026	$145,000	$42,643	$37,197	$79,840

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $53.2 million for the nine months ended September 28, 2008 and $133.7 million for the nine months ended September 30, 2007. The Company recognized an income tax benefit from stock option exercises of $45.9 million for the nine months ended September 28, 2008. No income tax benefit was realized from stock option exercises for the nine months ended September 30, 2007.

As of September 28, 2008 and December 30, 2007, stock-based compensation capitalized in inventories totaled $9.2 million ($8.1 million for Cypress and $1.1 million for SunPower) and $5.0 million ($4.6 million for Cypress and $0.4 million for SunPower), respectively.

The following tables summarize the stock-based compensation expense by type of awards:

	Three Months Ended
	September 28, 2008			September 30, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$43,304	$1,072	$44,376	$7,952	$4,183	$12,135
Restricted stock units and restricted stock awards	11,449	10,212	21,661	7,976	3,876	11,852
Shares released from re-vesting restrictions	—	7,627	7,627	—	5,305	5,305
ESPP	2,858	—	2,858	826	—	826

Total stock-based compensation expense	$57,611	$18,911	$76,522	$16,754	$13,364	$30,118

	Nine Months Ended
	September 28, 2008			September 30, 2007
	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
	(In thousands)
Stock options	$55,194	$3,273	$58,467	$24,838	$13,776	$38,614
Restricted stock units and restricted stock awards	31,406	27,493	58,899	14,554	8,088	22,642
Shares released from re-vesting restrictions	—	21,260	21,260	—	15,333	15,333
ESPP	6,374	—	6,374	3,251	—	3,251

Total stock-based compensation expense	$92,974	$52,026	$145,000	$42,643	$37,197	$79,840

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

The following table summarizes the unrecognized stock-based compensation balance by type of awards:

	As of September 28, 2008
	Cypress	SunPower	Consolidated	Weighted-Average Amortization Period
	(In thousands)			(In years)
Stock options	$123,126	$12,779	$135,905	2.47
Restricted stock units and restricted stock awards	93,729	103,485	197,214	2.91
Shares subject to re-vesting restrictions	—	7,795	7,795	0.30
ESPP	6,645	—	6,645	0.64

Total unrecognized stock-based compensation balance	$223,500	$124,059	$347,559	2.63

Equity Incentive Program Related to Cypress’s Common Stock

As of September 28, 2008, approximately 1.9 million stock options or 1.0 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan, and approximately 0.9 million stock options were available for grant under the 1999 Stock Option Plan.

Applying the Conversion Ratio (see Note 2), approximately 7.9 million stock options or 4.2 million restricted stock units and restricted stock awards would be available for grant under the Amended 1994 Stock Plan, and approximately 3.6 million stock options would be available for grant under the 1999 Stock Option Plan as of September 28, 2008.

Stock Options:

The following table summarizes Cypress’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per- share amount)
Options outstanding as of December 31, 2007	19,662	$16.80
Granted	243	$22.41
Exercised	(465)	$13.01
Forfeited or expired	(312)	$19.03

Options outstanding as of March 30, 2008	19,128	$16.92
Granted	390	$27.15
Exercised	(646)	$14.45
Forfeited or expired	(150)	$18.50

Options outstanding as of June 29, 2008	18,722	$17.21
Granted	1,147	$25.60
Exercised	(1,831)	$14.31
Forfeited or expired	(178)	$18.73

Options outstanding as of September 28, 2008	17,860	$18.03

Options exercisable as of September 28, 2008	10,181	$16.42

Applying the Conversion Ratio (see Note 2), approximately 73.6 million stock options would be outstanding as of September 28, 2008 with a weighted-average exercise price of $4.38 per share.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes Cypress’s restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per- share amounts)
Balance as of December 30, 2007	6,752	$22.38
Granted	183	$22.47
Vested	(957)	$21.40
Forfeited	(55)	$25.15

Balance as of March 30, 2008	5,923	$22.51
Granted	975	$26.91
Vested	(63)	$26.32
Forfeited	(53)	$28.85

Balance as of June 29, 2008	6,782	$23.06
Granted	699	$25.64
Vested	(100)	$25.94
Forfeited	(82)	$26.37

Balance as of September 28, 2008	7,299	$23.23

Applying the Conversion Ratio (see Note 2), approximately 30.1 million restricted stock units and restricted stock awards would be outstanding as of September 28, 2008.

The balance as of September 28, 2008 included approximately 4.5 million performance-based restricted stock units and restricted stock awards granted under the Amended 1994 Stock Plan. The awards were issued to certain senior-level employees of Cypress and can be earned ratably over three to four years. During the first and second quarters of fiscal 2008, the Compensation Committee of the Board established the milestones for approximately 1.1 million of the outstanding performance-based awards. These performance-based milestones include the achievement of certain performance results of Cypress’s common stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”), non-GAAP semiconductor gross margin and operating income milestones and non-GAAP semiconductor operating income performance goals versus a pre-determined peer group. These awards are earned upon the Compensation Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

The fair value of the shares with the market-condition milestone was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of Cypress’s common stock of 49.4%; volatility of the SOXX of 25.0%; correlation coefficient of 0.41; and risk-free interest rate of 2.2%. The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of Cypress’s common stock.

Equity Incentive Program Related to SunPower’s Common Stock

As of September 28, 2008, approximately 1.4 million options were available for grant under SunPower’s Second Amended and Restated 2005 Incentive Stock Plan.

Stock Options:

The following table summarizes SunPower’s stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per- share amount)
Options outstanding as of December 31, 2007	3,701	$5.44
Granted	—	$—
Exercised	(449)	$2.53
Forfeited or expired	(27)	$5.48

Options outstanding as of March 30, 2008	3,225	$5.85
Granted	—	$—
Exercised	(254)	$4.72
Forfeited or expired	(5)	$20.74

Options outstanding as of June 29, 2008	2,966	$5.92
Granted	100	$62.82
Exercised	(327)	$4.43
Forfeited or expired	(127)	$3.75

Options outstanding as of September 28, 2008	2,612	$8.39

Options exercisable as of September 28, 2008	1,342	$4.08

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes SunPower’s restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per- share amounts)
Balance as of December 30, 2007	1,174	$68.74
Granted	235	$74.84
Vested	(120)	$52.72
Forfeited	(11)	$85.70

Balance as of March 30, 2008	1,278	$76.48
Granted	344	$82.66
Vested	(75)	$62.10
Forfeited	(19)	$76.53

Balance as of June 29, 2008	1,528	$78.58
Granted	163	$71.61
Vested	(60)	$74.90
Forfeited	(28)	$82.42

Balance as of September 28, 2008	1,603	$75.51

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Pursuant to the guarantees, the Company issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on the Company. The amount available under the letters of credit will decline according to schedules mutually agreed upon by the Company and the financing company. If the Company defaults, the financing company will be entitled to draw on the letters of credit.

In connection with the guarantees, the Company was granted options to purchase ordinary shares of Grace. As of September 28, 2008, the Company determined that the fair value of the guarantees and the options was not material to its consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

			Outstanding Rental Payments		Outstanding Irrevocable Letters of Credit
Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	At Inception	As of September 28, 2008	At Inception	As of September 28, 2008	Grace Options Granted to Cypress
			(In thousands)
2006	One	36 months	$8,255	$3,440	$6,392	$3,395	2,272
2007	Five	36 months	42,278	25,351	32,726	23,690	17,097
2008, first quarter	One	36 months	10,372	8,643	7,918	7,711	6,009

			$60,905	$37,434	$47,036	$34,796	25,378

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

The following table presents the Company’s warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Beginning balance	$25,114	$16,892	$20,268	$6,024
Warranty reserves assumed by SunPower in connection with the acquisition of PowerLight	—	—	—	6,542
Settlements	(4,614)	(1,848)	(12,416)	(4,821)
Provisions	5,603	2,446	18,251	9,745

Ending balance	$26,103	$17,490	$26,103	$17,490

SunPower’s warranty reserve balance represented approximately 91% and 85% of the total warranty reserve balance as of September 28, 2008 and September 30, 2007, respectively.

Purchase Commitments

SunPower has agreements with various suppliers for the procurement of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors and manufacturers for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidation damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of September 28, 2008 and December 30, 2007, total purchase obligations related to such supply agreements were approximately $3.4 billion and $2.1 billion, respectively.

Under certain of these agreements, SunPower is required to make prepayments to these suppliers and manufacturers over the terms of the arrangements. As of September 28, 2008 and December 30, 2007, the balances of prepayments made by SunPower were $144.8 million and $161.2 million, respectively. As of September 28, 2008, SunPower’s future prepayment obligations related to these agreements totaled approximately $207.9 million.

Litigation and Asserted Claims

In April 2008, the Company, along with several other companies, was named in an International Trade Commission (“ITC”) action filed by Agere/LSI Corporation (“LSI”), which alleges infringement of Agere/LSI’s patent no. 5,227,335. Agere/LSI filed the same patent infringement claim concurrently in the federal district court in Marshall, Texas. The federal case has been stayed pending the outcome of the ITC action. The Company, along with several of the co-defendants, has filed a motion for summary determination, which if granted, would lead to the dismissal of the ITC action. The Company believes it has meritorious defenses to the allegations in the ITC action and the federal case and will vigorously defend itself in these matters.

In August 2006, Quantum Research Group added the Company as a defendant in a lawsuit in the U.S. District Court, District of Baltimore, Maryland. The amended complaint served on the Company alleged patent infringement, defamation, false light and unfair competition related to the Company’s PSoC microcontroller product as programmed for a single customer. The Company was indemnified by a third party for this litigation. The parties have entered into a confidential settlement of this matter.

In October 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the static random access memory (“SRAM”) industry. In December 2007, the Korean Federal Trade Commission (“KFTC”) opened a criminal investigation into this same market. The Company has provided the documents and other relevant information requested by the DOJ’s Antitrust Division and the KFTC, and no additional requests have been made of the Company. The Company has reviewed and investigated the allegations and believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

In connection with the DOJ investigation discussed above, in October 2006, the Company, along with a majority of the other SRAM manufacturers, was named in numerous consumer class action suits that have now been consolidated in the U.S. District Court for the Northern District of California. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws and unjust enrichment. The lawsuits seek restitution, injunction and damages in an unspecified amount. The parties are engaged in document production and the class certification process. The Company was also named in purported consumer anti-trust class action suits in three provinces of Canada. The Florida Attorney General’s office also filed a civil investigative demand on behalf of all Florida SRAM consumers. The Company continues to produce documents in these matters that are consistent with the production made to the DOJ. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

The Company, along with several other co-defendants, is party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by the Company and the co-defendants from Circuit Semantics, Inc., a business no longer in operation. Prior to filing suit against the Company, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco’s trade secrets. Silvaco’s complaint against the Company alleges that the Company misappropriated Silvaco’s trade secrets by using the Circuit Semantics software previously purchased by the Company. The Company’s trial, which began in September 2007, was stayed pending the Company’s appeal of a preliminary ruling related to a statute of limitations issue. In June 2008, the Company received a favorable ruling on the appeal, and the case was remanded back to the trial court. While the Company was engaged in the appeal process, three of the four remaining defendants prevailed on a motion for summary judgment that would result in a dismissal of the case on facts and arguments similar to the Company’s case. Silvaco has appealed the ruling. The Company is taking steps to have its trial stayed pending resolution of Silvaco’s appeal of the co-defendants’ victory on summary judgment. The Company believes it has meritorious defenses to the allegations and will vigorously defend itself in this matter.

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

NOTE 12. DEBT AND EQUITY TRANSACTIONS

Convertible Debt

The following table summarizes the Company’s outstanding convertible debt:

		As of
		September 28, 2008		December 30, 2007
Convertible Debt	Maturity Dates	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Cypress 1.00% Convertible Senior Notes (“Cypress 1.00% Notes”)	September 2009	$68,744	$81,977	$600,000	$978,162
SunPower 1.25% Senior Convertible Debentures (“SunPower 1.25% Notes”)	February 2027	200,000	334,706	200,000	465,576
SunPower 0.75% Senior Convertible Debentures (“SunPower 0.75% Notes”)	August 2027	225,000	290,399	225,000	366,316

Total		$493,744	$707,082	$1,025,000	$1,810,054

The fair value of the convertible debt was determined based on quoted market prices as reported by Bloomberg:

	As of
Convertible Debt	September 28, 2008	December 30, 2007
	(Per $1,000 principal amount)
Cypress 1.00% Notes	$1,193	$1,630
SunPower 1.25% Notes	$1,674	$2,328
SunPower 0.75% Notes	$1,291	$1,628

As of October 31, 2008, the fair value of the convertible debt was $66.0 million for the Cypress 1.00% Notes, $152.2 million for the SunPower 1.25% Notes and $139.3 million for the SunPower 0.75% Notes.

Cypress 1.00% Notes:

Under the terms of the applicable Indenture, holders may convert their Cypress 1.00% Notes if the closing price of Cypress’s common stock exceeds $31.07 (or $7.33 adjusted for the effect of the Spin-Off) for 20 trading days within the last 30 trading days of the preceding calendar quarter. This common stock price conversion test is performed each quarter. For the fourth quarter of fiscal 2007, Cypress determined that the common stock price conversion test was triggered, as the closing price of Cypress’s common stock exceeded the threshold for 20 trading days within the last 30 trading days of the quarter. Accordingly, holders could exercise their right to convert the Cypress 1.00% Notes during the first quarter of fiscal 2008. Since the holders were able to exercise their right to convert the Cypress 1.00% Notes, Cypress classified the outstanding principal amount of $600.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007. In addition, Cypress wrote off the remaining debt issuance costs of $8.5 million, of which $7.0 million was recorded in the fourth quarter of fiscal 2007 and $1.5 million was recorded in the first quarter of fiscal 2008.

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million aggregate principal amount of the outstanding Cypress 1.00% Notes. Based on the final results by the depositary for the tender offer, $582.4 million aggregate principal amount of the Cypress 1.00% Notes were validly tendered and not properly withdrawn. In accordance with the terms of the tender offer, Cypress accepted $531.3 million of the validly tendered Cypress 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the Cypress 1.00% Notes on a pro-rata basis. The proration was based on the ratio of the principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by a holder to the total principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash and recorded a debt extinguishment loss of $170.7 million in the third quarter of fiscal 2008. As of September 28, 2008, the outstanding principal amount of the Cypress 1.00% Notes was $68.7 million.

Under the terms of the applicable Indenture, since holders may begin converting the Cypress 1.00% Notes on or after June 15, 2009, Cypress classified the outstanding principal amount of $68.7 million as short-term debt in the Condensed Consolidated Balance Sheet as of September 28, 2008.

Cypress did not enter into any share lending agreements relating to the Cypress 1.00% Notes with any third parties.

Convertible Note Hedge and Warrants:

In connection with the issuance of the Cypress 1.00% Notes in March 2007, Cypress entered into a convertible note hedge transaction with respect to its common stock with the option counterparties (Credit Suisse International and Deutsche Bank AG) covering the same amount of common stock that is issuable upon conversion of the Cypress 1.00% Notes in order to reduce the potential dilution upon conversion of the Cypress 1.00% Notes in the event that the market value per share of Cypress’s common stock at the time of exercise is greater than the conversion price of the Cypress 1.00% Notes. In addition, Cypress entered into a warrant transaction in which Cypress sold to the option counterparties warrants to acquire the same number of shares of Cypress’s common stock underlying the Cypress 1.00% Notes. Subsequent to the completion of the tender offer of the Cypress 1.00% Notes in September 2008, Cypress terminated the convertible note hedge and warrant agreements with respect to the amount of the Cypress 1.00% Notes that were validly purchased by Cypress. As a result of the termination, Cypress received cash proceeds of $8.5 million from the option counterparties, which was recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheet as of September 28, 2008. The portion of the convertible note hedge and the warrants associated with the outstanding principal amount of the Cypress 1.00% Notes remained outstanding as of September 28, 2008.

Fundamental Change:

Pursuant to the applicable Indenture, the Spin-Off of SunPower constituted both a fundamental change and a make-whole fundamental change to the Cypress 1.00% Notes. Consequently, the remaining holders are permitted to surrender their Cypress 1.00% Notes for conversion at any time until the date immediately prior to the fundamental change purchase date which will be on December 17, 2008. A holder electing to convert during this period shall receive the conversion rate adjustment and a make-whole fundamental change adjustment as provided by the Indenture. The make-whole adjustment shall not be effective with respect to any Cypress 1.00% Notes not so converted during this period.

Additionally, holders may require Cypress to purchase their Cypress 1.00% Notes on December 17, 2008, in cash at a price equal to $1,000 principal amount of the Cypress 1.00% Notes, plus accrued and unpaid interest to but excluding the fundamental change purchase date.

Holders who do not elect to surrender their Cypress 1.00% Notes or have their Cypress 1.00 Notes repurchased by Cypress will maintain the right to convert their Cypress 1.00% Notes in accordance with and subject to the terms of the Indenture. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value of the Cypress 1.00% Notes is greater than $1,000, then the excess conversion value will be convertible into cash or shares of Cypress’s common stock, or a combination of cash and shares, at Cypress’s election. As of October 15, 2008, the conversion rate of the Cypress 1.00% Notes was 177.2993 shares per $1,000 principal amount of the Cypress 1.00% Notes, which is equivalent to a conversion price of approximately $5.64 per share.

SunPower 1.25% Notes:

Under the terms of the applicable Indenture, holders may convert the SunPower 1.25% Notes if the closing price of SunPower’s common stock exceeds $70.94 for 20 trading days within the last 30 trading days of the preceding calendar quarter. This common stock price conversion test is performed each quarter. For the fourth quarter of fiscal 2007, SunPower determined that the common stock price conversion test was triggered, as the closing price of SunPower’s common stock exceeded $70.94 for 20 trading days within the last 30 trading days of the quarter. Accordingly, holders could exercise their right to convert the SunPower 1.25% Notes during the first quarter of fiscal 2008. Since the holders were able to exercise their right to convert the SunPower 1.25% Notes, SunPower classified the outstanding principal amount of $200.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007. In addition, SunPower wrote off the remaining debt issuance costs of $4.9 million, of which $4.4 million was recorded in the fourth quarter of fiscal 2007 and $0.5 million was recorded in the first quarter of fiscal 2008.

For the third quarter of fiscal 2008, SunPower determined that the common stock price conversion test was triggered. Accordingly, holders may exercise their right to convert the SunPower 1.25% Notes during the fourth quarter of fiscal 2008. As a result, the outstanding principal amount of $200.0 million was classified as short-term debt in the Condensed Consolidated Balance Sheet as of September 28, 2008.

SunPower 0.75% Notes:

Under the terms of the applicable Indenture, holders may convert the SunPower 0.75% Notes if the closing price of SunPower’s common stock exceeds $102.80 for 20 trading days within the last 30 trading days of the preceding calendar quarter. This common stock price conversion test is performed each quarter. For the fourth quarter of fiscal 2007, SunPower determined that the common stock price conversion test was triggered, as the closing price of SunPower’s common stock exceeded $102.80 for 20 trading days within the last 30 trading days of the quarter. Accordingly, holders could exercise their right to convert the SunPower 0.75% Notes during the first quarter of fiscal 2008. Since the holders were able to exercise their right to convert the SunPower 0.75% Notes, SunPower classified the outstanding principal amount of $225.0 million as short-term debt in the Condensed Consolidated Balance Sheet as of December 30, 2007. In addition, SunPower wrote off the remaining debt issuance costs of $4.3 million, of which $3.8 million was recorded in the fourth quarter of fiscal 2007 and $0.5 million was recorded in the first quarter of fiscal 2008.

For the third quarter of fiscal 2008, SunPower determined that the common stock price conversion test was not triggered. Accordingly, holders may not exercise their right to convert the SunPower 0.75% Notes during the fourth quarter of fiscal 2008. As a result, the outstanding principal amount of $225.0 million was classified as long-term debt in the Condensed Consolidated Balance Sheet as of September 28, 2008.

Share Lending Agreements:

Concurrent with the offering of the SunPower 1.25% Notes, SunPower lent approximately 2.9 million shares of its Class A common stock to LBIE, an affiliate of Lehman Brothers, one of the underwriters of the SunPower 1.25% Notes. Concurrent with the offering of the SunPower 0.75% Notes, SunPower also lent approximately 1.8 million shares of its Class A common stock to CSI, an affiliate of Credit Suisse, one of the underwriters of the SunPower 0.75% Notes. The loaned shares are to be used to facilitate the establishment by investors in the SunPower 1.25% Notes and the SunPower 0.75% Notes of hedged positions in SunPower’s Class A common stock. Under the share lending agreement, LBIE had the ability to offer any of the 1.0 million shares that remain in LBIE’s possession to facilitate hedging arrangements for subsequent purchasers of both the SunPower 1.25% Notes and the SunPower 0.75% Notes and, with SunPower’s consent, purchasers of securities SunPower may issue in the future. SunPower did not receive any proceeds from these offerings of Class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreements.

Share loans under the share lending agreements terminate and the borrowed shares must be returned to SunPower under the following circumstances: (i) LBIE and CSI may terminate all or any portion of a loan at any time; (ii) SunPower may terminate any or all of the outstanding loans upon a default by LBIE and CSI under the share lending agreements, including a breach by LBIE and CSI of any of their representations and warranties, covenants or agreements under the share lending agreements, or the bankruptcy or administrative proceeding of LBIE and CSI; or (iii) if SunPower enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreements). In addition, CSI has agreed to return to SunPower any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to SunPower cannot be re-borrowed.

Any shares loaned to LBIE and CSI are considered issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of SunPower’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of SunPower’s stockholders and the right to receive any dividends or other distributions that SunPower may pay or make on its outstanding shares of Class A common stock. The shares are listed for trading on The Nasdaq Global Select Market.

While the share lending agreements do not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangements). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreements, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting SunPower’s basic and diluted weighted-average shares or earnings per share. However, on September 15, 2008, Lehman Brothers filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. After reviewing the circumstances of the bankruptcy and LBIE’s administration proceedings, SunPower has determined that it will record the shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting SunPower’s basic and diluted weighted-average shares and earnings per share. The shares lent to CSI will continue to be excluded for the purpose of computing and reporting SunPower’s basic and diluted weighted-average shares or earnings per share.

Line of Credit

In July 2007, SunPower entered into a credit agreement with Wells Fargo & Company (“Wells Fargo”) and has entered into amendments to the credit agreement from time to time. As of September 28, 2008, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $150.0 million secured letter of credit facility. SunPower may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through April 4, 2009. Letters of credit issued under the subfeature reduce SunPower’s borrowing capacity under the revolving credit line. SunPower may request that Wells Fargo issue up to $150.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. SunPower will pay interest on outstanding borrowings and a fee for outstanding letters of credit. At any time, SunPower can prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless SunPower provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. SunPower concurrently entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, certain wholly-owned subsidiaries of SunPower entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of September 28, 2008 and December 30, 2007, nine letters of credit totaling $47.1 million and four letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. In addition, as of September 28, 2008 and December 30, 2007, 23 letters of credit totaling $68.7 million and eight letters of credit totaling $47.9 million, respectively, were issued by Wells Fargo under the secured letter of credit facility.

As of September 28, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $2.9 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $2.9 million and $8.0 million, respectively. As of September 28, 2008 and December 30, 2007, letters of credit available under the secured letter of credit facility totaled $81.3 million and $2.1 million, respectively.

Stock Repurchase Program

During the first quarter of fiscal 2008, Cypress’s Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2008, Cypress used $277.1 million in cash to repurchase a total of 12.6 million shares at an average price of $21.95 per share. Cypress did not make any repurchases during the second and third quarters of fiscal 2008. As of September 28, 2008, the remaining balance available for future stock repurchases was $322.9 million under the stock repurchase program.

Cypress repurchased additional shares subsequent to the third quarter of fiscal 2008 (see Note 19).

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income were as follows:

	As of
	September 28, 2008	December 30, 2007
	(In thousands)
Unrealized gain on available-for-sale investments	$1,763	$5,509
Unrealized gain (loss) on derivatives	204	(3,623)
Foreign currency translation adjustments	2,782	9,746

Total accumulated other comprehensive income	$4,749	$11,632

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Net income (loss)	$(24,090)	$29,823	$(16,993)	$391,162
Unrealized gain (loss) on available-for-sale investments	8	(1,985)	(3,746)	8,937
Unrealized gain (loss) on derivatives	185	(1,926)	3,827	(1,229)
Foreign currency translation adjustments	(9,575)	3,498	(6,964)	5,395

Total comprehensive income (loss)	$(33,472)	$29,410	$(23,876)	$404,265

NOTE 14. FOREIGN CURRENCY DERIVATIVES

The Company operates and sells products in various global markets and purchases capital equipment using foreign currencies. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. The Company may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts was not considered to be material as of September 28, 2008.

As of September 28, 2008 and December 30, 2007, the Company’s hedge instruments consisted primarily of foreign currency forward contracts. The Company estimates the fair value of its forward contracts based on spot and forward rates from published sources.

Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. Amounts deferred in “Accumulated other comprehensive income” are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. As December 30, 2007, the Company had outstanding forward contracts with an aggregate notional value of $140.1 million. No contracts were outstanding as of September 28, 2008.

In addition, the Company records hedges of certain foreign currency denominated monetary assets and liabilities. These hedges are recorded at fair value with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 28, 2008 and December 30, 2007, the Company had outstanding forward contracts with an aggregate notional value of $50.3 million and $59.8 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 15. INCOME TAXES

The Company’s income tax provision was $52.2 million and $2.7 million for the three months ended September 28, 2008 and September 30, 2007, respectively. The Company’s income tax provision was $60.2 million for the nine months ended September 28, 2008 and the income tax benefit was $0.2 million for the nine months ended September 30, 2007. The tax provision for the third quarter of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

The tax provision for the first nine months of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. In addition, during the second quarter of fiscal 2008, the Company reached a resolution of the U.S. income tax examination for the tax years 2003 and 2004, which resulted in tax accruals (primarily alternative minimum tax) of $5.5 million. Cypress’s remaining federal net operating loss carryforwards utilizable in future periods, subject to applicable federal limitations, are approximately $365.8 million as of December 30, 2007. Of this amount, approximately $308.8 million is due to stock option deductions and approximately $21.5 million is due to original issue discount. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. In addition, Cypress had federal tax credit carryforwards of approximately $92.2 million. The tax provision for the first nine months of fiscal 2008 was partially offset by a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination, a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in additional tax benefits, and subsequent measurements of potential foreign taxes of $3.9 million accrued in prior years.

The Company receives tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. Historically, the Company has evaluated the deferred tax assets relating to these stock option deductions along with its other deferred tax assets and concluded that a valuation allowance is not required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, the Company will have the ability, subject to carryforward limitations, to benefit from these amounts. When realized, the tax benefits of tax deductions related to stock options are accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision. The Company’s expected profitability for fiscal 2008 coupled with the level of stock option deductions generated during the third quarter of fiscal 2008 is expected to result in the utilization of net operating losses related to deferred tax assets for stock option deductions. Accordingly, a portion of valuation allowance related to these deferred tax assets was eliminated in the third quarter of fiscal 2008, resulting in an increase of $26.6 million in additional paid-in capital.

The tax provision for the third quarter of fiscal 2007 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the first nine months of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets. This was partially offset by non-U.S. taxes on income earned in foreign jurisdictions that was not offset by current year net operating losses in other countries.

Unrecognized Tax Benefits

The following table presents a reconciliation of the Company’s unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of December 30, 2007	$50,983
Increase based on tax positions related to current year	3,753
Decrease based on tax positions related to current year	(14,096)
Decrease related to settlements with taxing authorities	(11,212)

Unrecognized tax benefits, as of September 28, 2008	$29,428

As of September 28, 2008 and December 30, 2007, the amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $22.6 million and $45.9 million, respectively.

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

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalty, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. As of September 28, 2008 and December 31, 2007, accrued interest and penalties totaled $4.1 million and $4.7 million, respectively.

Tax Years and Examination

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of September 28, 2008:

Tax Jurisdictions	Tax Years
United States	2005 and onward
Philippines	2006 and onward
India	2004 and onward
California	2003 and onward

Spin-Off of SunPower

In connection with the Spin-Off (see Note 2), on August 12, 2008, Cypress and SunPower entered into an amendment to the existing tax sharing agreement between the parties to address certain transactions that may affect the tax treatment of the Spin-Off and certain other matters. Under the amended tax sharing agreement, SunPower is required to provide notice to Cypress of certain transactions that could give rise to SunPower’s indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Internal Revenue Code (the “Code”) or similar provision of other applicable law to the Spin-Off as a result of one or more acquisitions (within the meaning of Section 355(e)) of SunPower’s stock after the Spin-Off.

In addition, under the amended tax sharing agreement and subject to certain exceptions, SunPower agreed that, for a period of 25 months following the Spin-Off, it will not: (a) effect a transaction that would result in a recapitalization as defined by the parties (“Recapitalization”) or (b) enter into or facilitate any other transaction resulting in an acquisition (within the meaning of Section 355(e) of the Code) of SunPower’s stock without first obtaining the written consent of Cypress. SunPower further agreed that it will not: (a) effect a Recapitalization during the 36 month period following the Spin-Off without first obtaining a tax opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the Spin-Off to become taxable under Section 355(e), or (b) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the Spin-Off, or any transaction having any bearing on the tax treatment of the Spin-Off, without the prior written consent of Cypress.

NOTE 16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands, except per-share amounts)
Basic:
Net income (loss)	$(24,090)	$29,823	$(16,993)	$391,162

Weighted-average common shares	151,939	154,850	152,525	154,220

Basic net income (loss) per share	$(0.16)	$0.19	$(0.11)	$2.54

Diluted:
Net income (loss)	$(24,090)	$29,823	$(16,993)	$391,162
Interest expense associated with the Cypress 1.25% Convertible Subordinated Notes (“Cypress 1.25% Notes”), net of tax	—	—	—	1,173
Other	—	(90)	—	(53)

Net income (loss) for diluted computation	$(24,090)	$29,733	$(16,993)	$392,282

Weighted-average common shares	151,939	154,850	152,525	154,220
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	—	9,183	—	7,083
Convertible debt – Cypress 1.00% Notes	—	1,813	—	829
Convertible debt – Cypress 1.25% Notes	—	—	—	5,939
Other	—	147	—	147

Weighted-average common shares for diluted computation	151,939	165,993	152,525	168,218

Diluted net income (loss) per share	$(0.16)	$0.18	$(0.11)	$2.33

Convertible Debt:

The Cypress 1.00% Notes are convertible debt which requires Cypress to settle the principal value of the debt in cash and any conversion premiums in either cash or stock, at Cypress’s election. In connection with the issuance of the Cypress 1.00% Notes, Cypress entered into a convertible note hedge transaction with respect to its common stock with the option counterparties covering the same amount of common stock that is issuable upon conversion of the Cypress 1.00% Notes in order to reduce the potential dilution in the event that the market value per share of Cypress’s common stock at the time of exercise is greater than the conversion price of the Cypress 1.00% Notes. In addition, Cypress entered into a warrant transaction in which Cypress sold to the option counterparties warrants to acquire the same number of shares of Cypress’s common stock underlying the Cypress 1.00% Notes. The Company applied the treasury stock method in determining the dilutive impact of both the Cypress 1.00% Notes and the warrants. In accordance with SFAS No. 128, “Earnings per Share,” the convertible note hedge is excluded from the diluted earnings per share computation as it is anti-dilutive.

The Company applied the if-converted method in determining the dilutive impact of the Cypress 1.25% Notes, as the principal value was convertible into shares. The Cypress 1.25% Notes were fully redeemed in February 2007.

Anti-Dilutive Securities:

The following anti-dilutive securities were excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Stock options, restricted stock units and restricted stock awards	25,068	1,168	25,343	8,564
Convertible debt	21,196	25,105	23,802	25,105
Warrants	21,196	25,105	23,802	25,105

NOTE 17. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to the Company’s reportable business segments:

Revenues:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Consumer and Computation Division	$100,301	$103,042	$246,030	$265,255
Data Communications Division	37,636	29,651	100,410	89,568
Memory and Imaging Division	84,107	79,628	247,610	247,719
SunPower	377,500	234,334	1,033,952	550,447
Other	637	2,880	6,593	12,184

Total revenues	$600,181	$449,535	$1,634,595	$1,165,173

Income Before Income Taxes and Minority Interest:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Consumer and Computation Division	$10,173	$20,939	$7,333	$33,434
Data Communications Division	10,283	4,832	22,314	14,043
Memory and Imaging Division	10,813	11,599	32,752	29,647
SunPower	71,003	30,048	180,368	79,287
Other	(5,629)	(4,930)	(16,019)	(15,535)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(7,703)	(9,012)	(19,736)	(53,246)
Restructuring charges	(7,872)	—	(12,242)	—
Stock-based compensation expense	(76,522)	(30,118)	(145,000)	(79,840)
Gain on divestitures	9,966	6,647	9,966	17,429
Reduction in allowance for uncollectible loans	40	6,864	128	6,864
Impairment related to synthetic lease	—	—	—	(7,006)
Direct transaction costs related to Spin-Off	(1,839)	—	(1,839)	—
Loss on extinguishment of debt	(170,690)	—	(170,690)	—
Gain on sale of SunPower’s common stock	192,048	—	192,048	373,173
Gain on investments in equity securities	—	—	—	929
Impairment of investments	(1,465)	—	(5,917)	(601)
Impairment of long-lived assets	3,286	—	(3,937)	—
Write-off of unamortized debt issuance costs	—	—	(2,529)	(4,651)
Other	2,171	(554)	4,305	(824)

Income before income taxes and minority interest	$38,063	$36,315	$71,305	$393,103

Geographical Information

The following table presents the Company’s revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
North America, primarily the United States	$234,638	$186,239	$463,741	$424,925
Europe:
Spain	78,450	59,453	475,857	157,162
Other	134,313	61,865	288,742	199,678
Asia:
China	102,150	50,130	194,054	141,847
Other	50,630	91,848	212,201	241,561

Total revenues	$600,181	$449,535	$1,634,595	$1,165,173

Customer Information

For the three months ended September 28, 2008, no customer accounted for more than 10% of the Company’s total revenues. For the nine months ended September 28, 2008, one customer of SunPower accounted for approximately 15% of the Company’s total revenues.

For the three months ended September 30, 2007, two customers of SunPower accounted for approximately 16% and 11% of the Company’s total revenues. For the nine months ended September 30, 2007, one customer of SunPower accounted for approximately 10% of the Company’s total revenues.

NOTE 18. JOINT VENTURES

Woongjin Energy Co. Ltd.

As of September 28, 2008 and December 30, 2007, SunPower’s investment in the joint venture totaled $13.9 million and $4.4 million, representing a 40.0% and 19.9% equity ownership, respectively. During the third quarter and first nine months of fiscal 2008, SunPower invested zero and $5.4 million, respectively, in the joint venture. SunPower accounts for the joint venture using the equity method of accounting. For the three and nine months ended September 28, 2008, SunPower’s share of the joint venture’s net income totaled $2.2 million and $4.1 million, respectively. For both the three and nine months ended September 30, 2007, SunPower’s share of the joint venture’s net loss totaled $0.2 million.

First Philec Solar Corporation

As of September 28, 2008 and December 30, 2007, SunPower’s investment in the joint venture totaled $5.0 million and $0.9 million, representing a 19.0% and 16.9% equity ownership, respectively. During the third quarter and first nine months of fiscal 2008, SunPower invested $2.0 million and $4.2 million, respectively, in the joint venture. SunPower accounts for the joint venture using the equity method of accounting. The joint venture became operational during the second quarter of fiscal 2008. SunPower’s share of the joint venture’s net loss was $0.1 million for both the three and nine months ended September 28, 2008.

NorSun AS (“NorSun”)

In January 2008, SunPower entered into an option agreement with NorSun pursuant to which SunPower will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun, which NorSun will use to partly fund its portion of the equity investment in the joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. SunPower deposited funds in an escrow account to secure NorSun’s right to such advance payments. NorSun will initially hold a 50% equity interest in the joint venture. Under the terms of the option agreement, SunPower may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s 50% equity interest in the joint venture. SunPower may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The option agreement also provides NorSun an option to put half, subject to certain adjustments, of its 50% equity interest in the joint venture to SunPower. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. SunPower accounts for the put and call options as one instrument, which is measured at fair value at each reporting period. The changes in the fair value of the combined option are recorded in the Condensed Consolidated Statements of Operations. The fair value of the combined option was not material as of September 28, 2008.

NOTE 19. SUBSEQUENT EVENTS

Spin-Off of SunPower

See Note 2 for a detailed discussion of the Spin-Off completed on September 29, 2008, the first day of the Company’s fourth quarter of fiscal 2008.

Stock Repurchases

Subsequent to the third quarter of fiscal 2008, Cypress used $51.4 million in cash to repurchase a total of 11.5 million shares of Cypress’s common stock at an average price of $4.48 per share under the stock purchase program (see Note 12). As of November 6, 2008, the remaining balance available for future stock repurchases was $271.5 million under the stock repurchase program.

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

Our organization included the following business segments as of the end of the third quarter of fiscal 2008:

Business Segments	Description

Consumer and Computation Division	a product division focusing on PSoC, USB and general-purpose timing solutions

Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division	a product division focusing on static random access memories (“SRAM”), non-volatile memories and image sensor products

SunPower	a majority-owned subsidiary of Cypress specializing in solar products and services

Other	includes Cypress Envirosystems, a majority-owned subsidiary of Cypress, and certain foundry-related services and corporate expenses

Spin-Off of SunPower

In August 2008, Cypress sold 2.5 million shares of Class A common stock of SunPower (which were converted from Class B) on the open market for $89 per share and received net proceeds of $222.5 million. The transaction resulted in a gain of $192.0 million. As of September 28, 2008, Cypress owned approximately 42.0 million shares of SunPower Class B common stock. Cypress’s ownership interest in SunPower as of September 28, 2008 was as follows:

As a percentage of SunPower’s outstanding capital stock	50%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	47%
As a percentage of total voting power of SunPower’s outstanding capital stock	89%

On September 5, 2008, a committee of Cypress’s Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by Cypress to Cypress’s stockholders. On September 29, 2008, the first day of Cypress’s fourth quarter of fiscal 2008, Cypress completed the distribution of 42.0 million shares of SunPower Class B common stock to Cypress’s stockholders (the “Spin-Off”). The distribution was made pro rata to Cypress’s stockholders of record as of the close of trading on the New York Stock Exchange (“NYSE”) on September 17, 2008 (the “Record Date”). As a result of the Spin-Off, each Cypress stockholder received 0.27427234997709 of a share of SunPower Class B common stock for each share of Cypress’s common stock held as of the Record Date. Cypress’s stockholders received cash in lieu of fractional shares for amounts of less than one SunPower share.

Cypress received a favorable ruling from the Internal Revenue Service (“IRS”) in April 2008 with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the Spin-Off. The distribution was structured to be tax-free to Cypress and its stockholders for U.S. federal income tax purposes, except in respect to cash received in lieu of fractional shares.

As the majority shareholder of SunPower prior to the Spin-Off, Cypress consolidated SunPower’s financial results. Following the Spin-Off, Cypress does not own any shares of SunPower and will no longer consolidate SunPower’s financial results beginning in the fourth quarter of fiscal 2008. Cypress will account for SunPower as a discontinued operation in its historical financial statements for periods prior to the Spin-Off, beginning with the filing of Cypress’s Annual Report on Form 10-K for the year ending December 28, 2008.

Adjustments to Cypress’s Stock Plans:

On August 1, 2008, the Board approved certain adjustments to Cypress’s 1994 and 1999 Stock Plans (together, the “Plans”) and outstanding employee equity awards in anticipation of the Spin-Off. These adjustments were consistent with and similar to the provisions in the Plans providing for automatic adjustment of service provider equity awards and share pools pursuant to a Cypress stock split or similar change in capitalization effected without receipt of consideration by Cypress. Specifically, the Board approved amendments to make proportionate adjustments effective immediately following the Spin-Off to: (a) the number of authorized but unissued shares reserved for issuance under the Plans, (b) the numerical provisions under the Plans’ annual grant limits and automatic option grant sections, including automatic grants to Board members, and (c) outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. The Board further approved the amendment of outstanding options under the Plans to permit, subject to timing limitations and management discretion, both net exercise (a portion of the shares subject to options surrendered as payment of the aggregate exercise price) and early exercise (exercise of unvested shares subject to a stock restriction agreement).

In addition, the Board approved certain adjustments with respect to its Employee Stock Purchase Plan (the “ESPP”) to offset the decrease in Cypress’s common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of Cypress’s common stock and maximum number of shares participants may purchase under the ESPP.

On September 30, 2008, following the Spin-Off, outstanding employee equity awards under the Plans were adjusted by a conversion ratio of 4.12022 (the “Conversion Ratio”). Specifically, the number of shares issuable pursuant to the outstanding awards was multiplied by the Conversion Ratio, rounded down to the nearest whole share. In addition, the per-share exercise price of options was divided by the Conversion Ratio, rounded up to the nearest whole cent. Also, the number of authorized but unissued shares reserved for issuance under the Plans and the ESPP and the numerical provisions under the Plans’ annual grant limits and automatic option grant provisions, including automatic grants to Board members, were multiplied by the Conversion Ratio, rounded down to the nearest whole share.

The ESPP offering date price for the current offering period was divided by the Conversion Ratio, rounded up to the nearest whole cent and the maximum number of shares participants may purchase under the ESPP was multiplied by the Conversion Ratio, rounded down to the nearest whole share.

Stock-Based Compensation:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” the modification of the outstanding employee equity awards and the ESPP approved by the Board on August 1, 2008 resulted in additional non-cash stock-based compensation of $164.9 million. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $40.9 million was recognized in the third quarter of fiscal 2008 and $124.0 million will be recognized over the remaining vesting periods on an accelerated basis.

Employee Loan Program:

In conjunction with the Spin-Off, the Board approved a limited loan program to qualified employees (excluding executive officers) that will assist holders of options in paying the exercise price for options including the ability to convert unvested options into unvested restricted shares. Since the loan proceeds will be used to fund payment to Cypress for option exercises, the loan program will not require any cash outlays on the part of Cypress. Options with exercise prices greater than $3.65 are not eligible and the loans cannot be used to pay for taxes. The loan program is limited to $50.0 million in aggregate loans. The loans have a maturity date of December 28, 2013 and Cypress has the option to call the loans at any time. The loans will bear interest equal to the greater of 4.0% or 0.5% over the applicable federal rate required by the Internal Revenue Code. 100% of the stock acquired using the loans will be held by Cypress as collateral. The offering period for the loan program will end on December 28, 2008, unless extended by management. To date, no employees have participated in the program.

Restricted Stock Unit Exchange Offer

In conjunction with the Spin-Off, the Board authorized an exchange offer for all outstanding restricted stock units, including performance-based restricted stock units, granted under the 1994 Stock Plan and held by U.S. employees to provide holders with an opportunity to exchange their restricted stock units for an equal number of restricted stock awards of Cypress’s common stock with an identical vesting schedule, which would allow such holders to make an election under Section 83(b) of the Internal Revenue Code to accelerate their recognition and measurement of ordinary income and to commence their long-term capital gains holding period. The exchange offer expired on September 25, 2008, and 29 employees participated in the program and exchanged 1.0 million shares.

Convertible Debt Tender Offer

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million aggregate principal amount of the outstanding 1.00% Convertible Senior Notes (“Cypress 1.00% Notes”). Based on the final results by the depositary for the tender offer, $582.4 million aggregate principal amount of the Cypress 1.00% Notes were validly tendered and not properly withdrawn. In accordance with the terms of the tender offer, Cypress accepted $531.3 million of the validly tendered Cypress 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the Cypress 1.00% Notes on a pro rata basis. The pro-ration was based on the ratio of the principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by a holder to the total principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash and recorded a debt extinguishment loss of $170.7 million in the third quarter of fiscal 2008. As of September 28, 2008, the outstanding principal amount of the Cypress 1.00% Notes was $68.7 million.

Acquisition

In September 2008, Cypress completed the acquisition of Simtek Corporation (“Simtek”), a publicly traded manufacturer of non-volatile static random access memory (“nvSRAM”) integrated circuits used in a variety of systems. Simtek’s nvSRAM products provide the high-speed memory access of standard SRAMs, but retain data when power is turned off – a feature critical to applications where secure data storage is essential to system functionality. The acquisition will enable Cypress to integrate Simtek’s nvSRAM technology into many of Cypress’s products, providing a highly integrated control and power failure solution for complex analog and digital systems and accelerating acceptance of Cypress’s products in various applications and markets. The total purchase consideration of the acquisition was $48.5 million.

Manufacturing Strategy

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

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. Since all of Cypress’s newer products are being designed on more advanced process technologies, management believes that it is more cost effective to shift manufacturing elsewhere than to retool the facility in Texas. In addition, management believes that there is currently sufficient cost-competitive foundry capacity in Asia enabling Cypress to achieve lower manufacturing costs. Cypress expects to substantially complete the exit plan by the end of fiscal 2008.

Conversion of Distributors

Prior to fiscal 2008, Cypress had sales agreements with certain independent distributors in Asia, including Japan, that did not provide these distributors with price protection or rights of return. As such, revenues were recognized upon shipment. During the first quarter of fiscal 2008, Cypress negotiated new terms with these distributors. Under the new terms, these distributors are now provided with allowances such as price protection and stock rotation rights. Given the uncertainties associated with the rights provided to these distributors, revenues and costs relating to sales to these distributors are deferred until the products are sold by the distributors to the end customers.

The objective of this conversion is to enable us in the long term to achieve higher gross margin dollars in Asia as we will now be able to manage the end customer sales. In addition, we will be able to provide design registration for our rapidly growing proprietary businesses and align our distribution and revenue recognition policies consistently across the world.

As a result of changing the terms of these distributor agreements, we were required to change from recognizing revenues at the time of shipment to recognizing revenues upon sales to the ultimate end customers. The impact of this change resulted in: (1) the deferral of approximately $20.8 million of revenues that would have been recognized under the previous sales terms, and (2) an increase in our net loss of approximately $10.8 million for the first quarter of fiscal 2008. In addition, this change also increased our days sales outstanding as we recognize receivables from the distributors but not the related revenues until the products are sold to the end customers.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands)
Consumer and Computation Division	$100,301	$103,042	$246,030	$265,255
Data Communications Division	37,636	29,651	100,410	89,568
Memory and Imaging Division	84,107	79,628	247,610	247,719
SunPower	377,500	234,334	1,033,952	550,447
Other	637	2,880	6,593	12,184

Total revenues	$600,181	$449,535	$1,634,595	$1,165,173

As discussed in the “Executive Summary” section above, consolidated revenues for the first quarter of fiscal 2008 were negatively impacted by the revenue deferral of approximately $20.8 million due to the conversion of certain distributors in Asia. The following table summarizes this revenue deferral by segments:

(In thousands)
Consumer and Computation Division	$12,125
Data Communications Division	1,024
Memory and Imaging Division	7,570
SunPower	—
Other	84

Total revenue deferral	$20,803

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased approximately $2.7 million in the third quarter of fiscal 2008, or approximately 3%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $9.2 million in sales of our USB and general-purpose timing solutions mainly due to softening demand and increased competition in the consumer market. This decrease was partially offset by an increase of $6.4 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications.

Revenues from the Consumer and Computation Division decreased approximately $19.2 million in the first nine months of fiscal 2008, or approximately 7%, compared to the same prior-year period. Excluding the impact of revenue deferral of $12.1 million relating to the conversion of distributors described above, revenues decreased approximately $7.1 million in the first nine months of fiscal 2008 compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $13.5 million in sales of our USB and general-purpose timing solutions mainly due to softening demand and increased competition in the consumer market, partially offset by an increase of $6.7 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division increased $8.0 million in the third quarter of fiscal 2008, or approximately 27%, compared to the same prior-year period. The increase was primarily attributable to an increase of $11.7 million in sales of our WestBridge controllers resulting from increased production and shipments to cell phone manufacturers. This increase was partially offset by a decrease of $2.6 million in sales of our network search engine products as we divested this product family during the third quarter of fiscal 2007.

Revenues from the Data Communications Division increased $10.8 million in the first nine months of fiscal 2008, or approximately 12%, compared to the same prior-year period. Excluding the impact of revenue deferral of $1.0 million relating to the conversion of distributors described above, revenues increased $11.8 million in the first nine months of fiscal 2008 compared to the same prior-year period. The increase was primarily attributable to an increase of $31.6 million in sales of our WestBridge controllers resulting from increased production and shipments to cell phone manufacturers. This increase was partially offset by a decrease of $12.8 million in sales of our network search engine products as we divested this product family during the third quarter of fiscal 2007, as well as a decrease of $5.6 million in sales of our physical layer devices primarily due to the decline in military shipments.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased $4.5 million in the third quarter of fiscal 2008, or approximately 6%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $3.9 million in sales of our SRAM products due to increased demand for networking and communications applications. Revenues from Simtek, which we acquired in September 2008, were immaterial for the third quarter of fiscal 2008.

Revenues from the Memory and Imaging Division decreased $0.1 million in the first nine months of fiscal 2008 compared to the same prior-year period. Excluding the impact of revenue deferral of $7.6 million relating to the conversion of distributors described above, revenues increased $7.5 million in the first nine months of fiscal 2008 compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $18.1 million in sales of our SRAM products due to increased demand for networking and communications applications. This increase was partially offset by a decrease of approximately $15.1 million in sales of our pseudo-SRAM products as these products were discontinued in the second quarter of fiscal 2007.

SunPower:

SunPower generates revenues from two businesses:

(1) Components:	generates revenues from sales of solar cells, solar panels and inverters to solar systems installers and other resellers; and

(2) Systems:	generates revenues from sales of engineering, procurement, construction projects and other services relating to solar electric power systems.

Revenues from SunPower increased $143.2 million in the third quarter of fiscal 2008, or approximately 61%, compared to the third quarter of fiscal 2007. The increase in revenues was attributable to the combination of an increase of $35.6 million in systems revenues and an increase of $107.6 million in components revenues. Revenues increased $483.5 million in the first nine months of fiscal 2008, or approximately 88%, compared to the first nine months of fiscal 2007. The increase in revenues was attributable to the combination of an increase of $302.5 million in systems revenues and an increase of $181.0 million in components revenues. The increase in revenues for both the three and nine-month periods was driven by: (1) the systems business’s installation of more than 40 megawatts for several large-scale solar power plants in Spain in the first nine months of fiscal 2008, (2) the components business’s continued increase in the demand for SunPower’s solar cells and solar panels, and (3) the continued increase in unit production and unit shipments as SunPower expanded its solar manufacturing capacity.

Gross Margin

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of revenues	$391,652	$307,536	$1,091,720	$768,121
Gross margin—consolidated	34.7%	31.6%	33.2%	34.1%
Gross margin—semiconductor*	44.3%	45.4%	46.7%	45.2%
Gross margin—SunPower	29.1%	18.9%	25.4%	21.7%

*	Semiconductor includes all reportable segments except for SunPower.

Gross margin on a consolidated basis increased from 31.6% in the third quarter of fiscal 2007 to 34.7% in the third quarter of fiscal 2008. The increase in the consolidated gross margin was primarily attributable to the improvement in SunPower’s gross margins, partially offset by the changes in revenue mix, as SunPower, which generates gross margin lower than our semiconductor businesses, continued to make up a larger portion of our consolidated sales. For the third quarter of fiscal 2008, SunPower accounted for approximately 63% of our total sales compared to 52% in the third quarter of fiscal 2007. Gross margin on a consolidated basis decreased from 34.1% in the first nine months of fiscal 2007 to 33.2% in the first nine months of fiscal 2008. The decrease in the consolidated gross margin was primarily attributable to SunPower which comprised a larger portion of our consolidated sales, partially offset by the improvement in SunPower’s gross margin. For the first nine months of fiscal 2008, SunPower accounted for approximately 63% of our total sales compared to 47% in the first nine months of fiscal 2007.

The semiconductor gross margin in the third quarter and first nine months of fiscal 2008 was impacted by an increase of $10.0 million and $12.1 million in stock-based compensation expense compared to the same prior-year periods mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. Excluding the impact of the stock-based compensation expense, the semiconductor gross margin was 50.4% in the third quarter of fiscal 2008 compared to 47.2% in the third quarter of fiscal 2007, and 50.3% in the first nine months of fiscal 2008 compared to 46.8% in the first nine months of fiscal 2007. This improvement was primarily attributable to the overall improvement in average selling prices for our products, coupled with yield improvements and increased utilization in our manufacturing facilities.

The increase in SunPower’s gross margin in the third quarter and first nine months of fiscal 2008 compared to the same prior-year periods was primarily attributable to decreased costs of polysilicon beginning in the second quarter of fiscal 2008 and improved manufacturing economies of scale associated with higher production volume.

Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
R&D expenses	$60,410	$46,642	$159,407	$141,749
As a percentage of revenues	10.1%	10.4%	9.8%	12.2%

R&D expenditures increased $13.8 million in the third quarter of fiscal 2008 compared to same prior-year period. Our semiconductor business accounted for $11.7 million of the increase, which was primarily attributable to an increase of $11.8 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. SunPower accounted for the remaining $2.1 million increase in R&D expenditures, which was primarily due to an increase in employee-related costs as a result of increased headcount, and additional costs incurred for the development of its next generation of solar cells and polysilicon wafers, as well as the development of new processes to automate solar panel assembly operations.

R&D expenditures increased $17.7 million in the first nine months of fiscal 2008 compared to same prior-year period. Our semiconductor business accounted for $11.9 million of the increase, which was primarily due to an increase of $14.4 million in stock-based compensation expense. This increase was partially offset by cost savings of $6.0 million mainly due to the divestitures of non-strategic product lines in the first half of fiscal 2007, which resulted in reduced R&D activities. SunPower accounted for the remaining $5.8 million increase in R&D expenditures, which was primarily due to an increase in employee-related costs as a result of increased headcount, and additional costs incurred for the development of its next generation of solar cells and polysilicon wafers, as well as the development of new processes to automate solar panel assembly operations.

As a percentage of total revenues, the decrease in R&D expenses in the first nine months of fiscal 2008 compared to the same prior-year period was primarily a result of these expenses increasing at a lower rate than the rate of our revenue growth.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
SG&A expenses	$127,368	$70,925	$320,328	$214,342
As a percentage of revenues	21.2%	15.8%	19.6%	18.4%

SG&A expenses increased $56.4 million in the third quarter of fiscal 2008 compared to the same prior-year period. Our semiconductor business accounted for $36.9 million of the increase, which was primarily attributable to an increase of $19.1 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off, an increase of $4.2 million in other employee-related costs primarily due to additional headcount in sales and marketing functions, an increase of $1.8 million in professional fees in connection with the Spin-Off, and a $1.1 million settlement loss relating to the termination of a licensing agreement with Simtek as a result of the acquisition. In addition, SG&A expenses in the third quarter of fiscal 2007 was favorably impacted by a credit of $6.9 million relating to a release of the loan reserve for our employee stock purchase assistance plan. SunPower accounted for the remaining increase of $19.5 million, of which $15.8 million was attributable to higher spending to support the expansion of its business and increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services, and $3.7 million was due to an increase in stock-based compensation expense.

SG&A expenses increased $106.0 million in the first nine months of fiscal 2008 compared to the same prior-year period. Our semiconductor business accounted for $58.3 million of the increase, which was primarily attributable to an increase of $23.9 million in stock-based compensation expense, an increase of $12.8 million in employee-related costs primarily due to additional headcount in sales and marketing functions, an increase of $7.0 million in professional fees in connection with the Spin-Off and various strategic and cost savings initiatives, and a $1.1 million settlement loss relating to the termination of a licensing agreement with Simtek as a result of the acquisition. In addition, SG&A expenses in the third quarter of fiscal 2007 was favorably impacted by a credit of $6.9 million relating to a release of the loan reserve for our employee stock purchase assistance plan. SunPower accounted for the remaining increase of $47.7 million, of which $39.1 million was attributable to higher spending to support the expansion of its business and increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services, and $8.6 million was due to an increase in stock-based compensation expense.

As a percentage of total revenues, the increase in SG&A expenses in the third quarter of fiscal 2008 compared to the same prior-year period was primarily a result of these expenses increasing at a substantially higher rate than the rate of our revenue growth.

In-Process Research and Development (“IPR&D”) Charge

We acquired Simtek in the third quarter of fiscal 2008 and identified IPR&D projects in areas for which technological feasibility had not been established and no alternative future use existed. In identifying and analyzing Simtek’s potential IPR&D projects, we considered key characteristics of the technology as well as project stages of development, the time and resources needed to complete the projects, the expected income-generating abilities of the resulting projects, the target markets and associated risks. We concluded that Simtek had one IPR&D project, which is a higher density form of non-volatile dynamic random access memory for gaming, automated teller machine and solid state disk drive applications. Using the income approach method with a discount rate of 22%, we determined that the fair value of the IPR&D project was zero at the date of acquisition.

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

Amortization of Acquisition-Related Intangible Assets

For the three months ended September 28, 2008, amortization decreased approximately $3.5 million compared to the corresponding fiscal 2007 period. For the nine months ended September 28, 2008, amortization decreased approximately $10.5 million compared to the corresponding fiscal 2007 period. The decrease in amortization in both the three and nine-month periods was primarily due to certain intangible assets that had been fully amortized during fiscal 2008 and 2007.

Gain on Divestiture

In the third quarter of fiscal 2008, we completed the sale of certain product lines of our subsidiary, Silicon Light Machines (“SLM”), to Dainippon Screen Manufacturing Co. Ltd. in Japan for $11.0 million in cash. The divestiture included SLM’s micro-electro-mechanical system solutions for commercial printing and other imaging applications. We retained SLM’s laser optical navigation sensor product family. In connection with the divestiture, we recorded a gain of $10.0 million in the third quarter of fiscal 2008.

Restructuring

During the fourth quarter of fiscal 2007, we initiated a restructuring plan to exit Cypress’s manufacturing facility located in Round Rock, Texas. Under the restructuring initiative, we plan to transition production from the Texas facility to our more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. We expect to substantially complete the restructuring plan by the end of fiscal 2008. The restructuring plan does not involve the discontinuation of any material product lines or other functions. The restructuring plan includes the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility. We expect to eliminate approximately 240 positions and estimate that the total severance and benefit costs will be approximately $6.0 million to $8.0 million. To date, we have recorded $6.9 million, of which $6.5 million was recorded in the first nine months of fiscal 2008 and $0.4 million was recorded in the fourth quarter of fiscal 2007. As of September 28, 2008, we continue to classify the assets as held and used as they remain in use in operations. We expect to reclassify these assets as held for sale in the fourth quarter of fiscal 2008. Upon ultimate disposal of the assets, we believe that we will be able to recover the carrying value of the assets.

During the third quarter of fiscal 2008, we initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs. We expect to eliminate approximately 150 positions and currently estimate that the total severance and benefit costs will be approximately $6.0 million to $7.0 million. We recorded total restructuring charges of $5.6 million in the third quarter of fiscal 2008 for approximately 125 employees.

Interest Income

Interest income decreased $8.3 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Interest income decreased $5.3 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease for both the third quarter and first nine months of fiscal 2008 was primarily driven by lower average interest rates as we shifted our portfolio to more liquid and safe investments such as U.S. treasuries, coupled with lower average cash and investment balances.

Interest Expense

Interest expense was $2.8 million in the third quarter of fiscal 2008 compared to $2.9 million in the third quarter of fiscal 2007. The decrease was primarily attributable to a decrease of $0.2 million in interest expense related to SunPower’s customer advances, partially offset by an increase of $0.1 million in interest expense related to our convertible debt.

Interest expense was $8.7 million in the first nine months of fiscal 2008 compared to $7.8 million in the first nine months of fiscal 2007. The increase was primarily attributable to an increase of $1.5 million in interest expense related to our convertible debt, partially offset by a decrease of $0.6 million in interest expense related to SunPower’s customer advances.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We are currently evaluating the impact of FSP APB 14-1 and expect to record additional non-cash interest expense on our outstanding convertible debt beginning in the first quarter of fiscal 2009.

Loss on Extinguishment of Debt

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million aggregate principal amount of the outstanding Cypress 1.00% Notes. Based on the final results by the depositary for the tender offer, $582.4 million aggregate principal amount of the Cypress 1.00% Notes were validly tendered and not properly withdrawn. In accordance with the terms of the tender offer, Cypress accepted $531.3 million of the validly tendered Cypress 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the Cypress 1.00% Notes on a pro rata basis. The pro-ration was based on the ratio of the principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by a holder to the total principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash and recorded a debt extinguishment loss of $170.7 million in the third quarter of fiscal 2008. As of September 28, 2008, the outstanding principal amount of the Cypress 1.00% Notes was $68.7 million.

Gain on Sale of SunPower’s Common Stock

In August 2008, Cypress sold 2.5 million shares of Class A common stock of SunPower (which were converted from Class B) on the open market for $89 per share and received net proceeds of $222.5 million. The transaction resulted in a gain of $192.0 million in the third quarter of fiscal 2008.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Amortization of debt issuance costs	$—	$(1,764)	$—	$(4,256)
Write-off of unamortized debt issuance costs	—	—	(2,529)	(4,651)
Gains on investments in equity securities	—	—	—	929
Impairment of investments	(1,465)	—	(5,917)	(601)
Foreign currency exchange gain (loss)	(3,797)	431	(4,245)	703
Share of net income (loss) of equity method investees	2,131	(214)	4,005	(214)
Changes in fair value of investment held under the employee deferred compensation plan	(2,232)	2,294	(4,708)	1,649
Other	(630)	(196)	(909)	(468)

Total other income (expense), net	$(5,993)	$551	$(14,303)	$(6,909)

Write-Off of Unamortized Debt Issuance Costs:

Our convertible debt includes the Cypress 1.00% Notes, SunPower’s 1.25% senior convertible debentures (“SunPower 1.25% Notes”), and SunPower’s 0.75% senior convertible debentures (“SunPower 0.75% Notes”). The Cypress 1.00% Notes contain a common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress’s common stock closes at a price in excess of 130% of the initial conversion price. The SunPower 1.25% Notes and the SunPower 0.75% Notes also contain a similar common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, SunPower’s common stock closes at a price in excess of 125% of the initial conversion prices. In December 2007, the common stock price conversion test was met for all of our convertible debt, giving the holders the right to convert the convertible debt during the first quarter of fiscal 2008. As a result of this triggering event, we wrote off the unamortized debt issuance costs of $17.7 million, of which $2.5 million was recorded in the first quarter of fiscal 2008 and $15.2 million was recorded in the fourth quarter of fiscal 2007.

During the first quarter of fiscal 2007, we redeemed all of Cypress’s 1.25% convertible subordinated notes (“Cypress 1.25% Notes”). As a result, we wrote off the unamortized debt issuance costs of $4.7 million.

Impairment of Investments:

We have equity investments in both public and privately held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our impairment assessment on investments in privately held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and discounted cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise. We recorded impairment charges of $0.5 million and $4.7 million for the three and nine months ended September 28, 2008, respectively, and zero and $0.6 million for the three and nine months ended September 30, 2007, respectively, as we determined that the decline in value of our equity investments in certain public and privately held companies was other-than-temporary.

In addition, we recorded impairment charges of $0.9 million and $1.2 million related to the decline in value of certain debt securities for the three and nine months ended September 28, 2008, respectively.

Equity Method Investees:

During the three and nine months ended September 28, 2008, we recorded approximately $2.1 million and $4.0 million, respectively, related to SunPower’s share of the net income of certain joint ventures, as SunPower accounts for the investments in the joint ventures using the equity method of accounting. During the three and nine months ended September 30, 2007, we recorded $0.2 million related to SunPower’s share of the net loss of one of the joint ventures.

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

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Changes in fair value of assets recorded in:
Other income (expense), net	$(2,232)	$2,294	$(4,708)	$1,649
Changes in fair value of liabilities recorded in:
Cost of revenues	644	(237)	1,567	(782)
Research and development expenses	742	(273)	1,806	(900)
Selling, general and administrative expenses	565	(208)	1,374	(687)

Total income (expense)	$(281)	$1,576	$39	$(720)

Income Taxes

Our income tax provision was $52.2 million and $2.7 million for the three months ended September 28, 2008 and September 30, 2007, respectively. Our income tax provision was $60.2 million for the nine months ended September 28, 2008 and the income tax benefit was $0.2 million for the nine months ended September 30, 2007. The tax provision for the third quarter of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

The tax provision for the first nine months of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. In addition, during the second quarter of fiscal 2008, we reached a resolution of the U.S. income tax examination for the tax years 2003 and 2004, which resulted in tax accruals (primarily alternative minimum tax) of $5.5 million. Cypress’s remaining federal net operating loss carryforwards utilizable in future periods, subject to applicable federal limitations, are approximately $348.5 million as of December 30, 2007. Of this amount, approximately $308.8 million is due to stock option deductions and approximately $21.5 million is due to original discount. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. In addition, Cypress had federal tax credit carryforwards of approximately $93.1 million. The tax provision for the first nine months of fiscal 2008 was partially offset by a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination and a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in additional tax benefits, and subsequent measurements of potential foreign taxes of $3.9 million accrued in prior years.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. Historically, we have evaluated the deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is not required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When realized, the tax benefits of tax deductions related to stock options are accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision. Our expected profitability for fiscal 2008 coupled with the level of stock option deductions generated during the third quarter of fiscal 2008 is expected to result in the utilization of net operating losses related to deferred tax assets for stock option deductions. Accordingly, a portion of valuation allowance related to these deferred tax assets was eliminated in the third quarter of fiscal 2008, resulting in an increase of $26.6 million in additional paid-in capital.

The tax provision for the third quarter of fiscal 2007 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the first nine months of fiscal 2007 was primarily attributable to the recognition of certain deferred tax assets and the amortization of a deferred tax liability associated with purchased intangible assets. This was partially offset by non-U.S. taxes on income earned in foreign jurisdictions that was not offset by current year net operating losses in other countries.

Minority Interest

For the three months ended September 28, 2008 and September 30, 2007, minority interest totaled $10.0 million and $3.8 million, respectively. For the nine months ended September 28, 2008 and September 30, 2007, minority interest totaled $28.1 million and $2.2 million, respectively. The increase in minority interest for both the three and nine months ended September 28, 2008 compared to the same prior-year periods was primarily driven by higher net income generated by SunPower, coupled with the decrease in Cypress’s ownership interest in SunPower.

As of September 28, 2008 and September 30, 2007, Cypress’s ownership interest in SunPower was approximately 50% and 57%, respectively. This decrease was primarily attributable to Cypress’s sale of a portion of its ownership interest in SunPower during the third quarter of fiscal 2008, coupled with option exercises by SunPower’s employees and vesting of SunPower’s restricted stock.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments, working capital and debt:

	As of
	September 28, 2008			December 30, 2007
(In thousands)	Cypress	SunPower	Consolidated	Cypress	SunPower	Consolidated
Cash, cash equivalents and short-term investments	$332,796	$295,598	$628,394	$1,035,738	$390,667	$1,426,405
Working capital	$349,302	$341,179	$690,481	$479,039	$93,953	$572,992
Short-term debt	$68,744	$200,000	$268,744	$600,000	$425,000	$1,025,000
Long-term debt	$—	$225,000	$225,000	$—	$—	$—

Key Components of Cash Flows

	Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007
Net cash provided by operating activities	$169,757	$47,949
Net cash provided by investing activities	$126,975	$160,661
Net cash provided by (used in) financing activities	$(881,843)	$530,943

During the nine months ended September 28, 2008, net cash provided by operating activities increased $121.8 million compared to the nine months ended September 30, 2007. Operating cash flows for the nine months ended September 28, 2008 were primarily driven by a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, a debt extinguishment loss, a gain on sale of SunPower’s common stock, impairment losses, write-off of debt issuance costs, restructuring charges and a net increase in operating assets and liabilities. The increase in accounts receivable was primarily driven by SunPower as a result of higher revenues, coupled with increased sales to distributors in our semiconductor business. The increase in inventories was primarily attributable to increased production required to support SunPower’s growth. In addition, the inventory increase was attributable to a last-time build program on certain products manufactured in Cypress’s Texas facility, which we are in the process of closing, as well as an increase in stock-based compensation capitalized as inventories. The increase in other assets was primarily due to higher costs and estimated earnings in excess of billings, which represent revenues recognized in excess of amounts billed related to SunPower’s construction contracts, coupled with higher deferred project costs, which represent uninstalled materials on SunPower’s construction projects for which title had transferred to the customer and are recognized as deferred assets until installation. The increase in accounts payable and other liabilities was primarily driven by an increase in SunPower’s accounts payable as a result of overall business growth.

During the nine months ended September 28, 2008, net cash provided by investing activities decreased $33.7 million compared to the nine months ended September 30, 2007. For the nine months ended September 28, 2008, our investing activities primarily included: (1) Cypress’s sale of 2.5 million shares of SunPower common stock, which generated net proceeds of $222.5 million, (2) cash proceeds of $179.3 million from sales or maturities of our investments, net of purchases, and (3) cash proceeds of $11.0 million from a divestiture. These cash inflows were partially offset by: (1) $184.6 million of property and equipment expenditures (which included $150.3 million use of cash for SunPower’s purchases), (2) $59.9 million of cash used in acquisitions of businesses, net of cash acquired, and (3) an increase in restricted cash of $42.1 million related to SunPower’s letters of credit and customer advances. For the nine months ended September 30, 2007, investing activities primarily included: (1) Cypress’s sale of 7.5 million shares of SunPower common stock, which generated net proceeds of $437.3 million, (2) receipt of $78.4 million in cash from our divestitures, and (3) proceeds of $23.7 million from the collection of our SPAP loans. These cash inflows were partially offset by: (1) $180.6 million of property and equipment expenditures (which included $154.6 million use of cash for SunPower's purchases), (2) $98.6 million of cash used in the acquisition of PowerLight, net of cash acquired, (3) purchases of $74.4 million of investments, net of proceeds from sales and maturities, and (4) increase in restricted cash of $24.5 million.

During the nine months ended September 28, 2008, net cash used in financing activities increased $1.4 billion compared to the nine months ended September 30, 2007. For the nine months ended September 28, 2008, our financing activities primarily included: (1) a tender offer on the Cypress 1.00% Notes which used $701.9 million in cash, and (2) $277.1 million in cash used to repurchase our common shares. These cash outflows were partially offset by: (1) proceeds of $53.2 million from the issuance of common shares under our employee stock plans, and (2) proceeds of $8.5 million from the termination of the convertible note hedge and warrants related to the Cypress 1.00% Notes. For the nine months ended September 30, 2007, financing activities primarily included: (1) receipt of $1.0 billion in cash from the issuance of the Cypress 1.00% Notes, the SunPower 1.25% Notes and the SunPower 0.75% Notes, (2) proceeds of $167.4 million from SunPower’s follow-on public offering of its common stock; and (3) issuance of common shares under our employee stock plans, which generated $133.7 million in cash. These cash inflows were partially offset by: (1) repurchases of our common shares under the accelerated share repurchase program, which used $571.0 million in cash, (2) redemption of the Cypress 1.25% Notes, which resulted in cash payments of approximately $179.7 million, (3) cash payments of approximately $23.8 million in related debt issuance costs, and (4) purchase of a convertible note hedge and issuance of warrants related to the Cypress 1.00% Notes, which used $17.0 million in cash.

Liquidity and Contractual Obligations

Convertible Debt:

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million aggregate principal amount of the outstanding Cypress 1.00% Notes. Based on the final results by the depositary for the tender offer, $582.4 million aggregate principal amount of the Cypress 1.00% Notes were validly tendered and not properly withdrawn. In accordance with the terms of the tender offer, Cypress accepted $531.3 million of the validly tendered Cypress 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the Cypress 1.00% Notes on a pro rata basis. The pro-ration was based on the ratio of the principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by a holder to the total principal amount of the Cypress 1.00% Notes validly tendered and not properly withdrawn by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash and recorded a debt extinguishment loss of $170.7 million in the third quarter of fiscal 2008. As of September 28, 2008, the outstanding principal amount of the Cypress 1.00% Notes was $68.7 million.

Pursuant to the applicable Indenture, the Spin-Off of SunPower constituted both a fundamental change and a make-whole fundamental change to the Cypress 1.00% Notes. Consequently, the remaining holders are permitted to surrender their Cypress 1.00% Notes for conversion at any time until the date immediately prior to the fundamental change purchase date which will be on December 17, 2008. A holder electing to convert during this period shall receive the conversion rate adjustment and a make-whole fundamental change adjustment as provided by the Indenture. The make-whole adjustment shall not be effective with respect to any Cypress 1.00% Notes not so converted during this period.

Additionally, holders may require Cypress to purchase their Cypress 1.00% Notes on December 17, 2008, in cash at a price equal to $1,000 principal amount of the Cypress 1.00% Notes, plus accrued and unpaid interest to but excluding the fundamental change purchase date.

Holders who do not elect to surrender their Cypress 1.00% Notes or have their Cypress 1.00 Notes repurchased by Cypress will maintain the right to convert their Cypress 1.00% Notes in accordance with and subject to the terms of the Indenture. The Cypress 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the Cypress 1.00% Notes or the conversion value. If the conversion value of the Cypress 1.00% Notes is greater than $1,000, then the excess conversion value will be convertible into cash or shares of Cypress’s common stock, or a combination of cash and shares, at Cypress’s election. As of October 15, 2008, the conversion rate of the Cypress 1.00% Notes was 177.2993 shares per $1,000 principal amount of the Cypress 1.00% Notes, which is equivalent to a conversion price of approximately $5.64 per share.

In February 2007, SunPower issued $200.0 million in principal amount of the SunPower 1.25% Notes. Interest on the SunPower 1.25% Notes is payable on February 15 and August 15 of each year, commencing on August 15, 2007. The SunPower 1.25% Notes will mature on February 15, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 1.25% Notes on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if SunPower experiences certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 1.25% Notes on or after February 15, 2012. The SunPower 1.25% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the SunPower 1.25% Notes is $56.75 per share, which represents a premium of 27.5% to the closing price of SunPower’s common stock on the date of issuance. As of September 28, 2008, $200.0 million in principal amount remained outstanding.

In July 2007, SunPower issued $225.0 million in principal amount of the SunPower 0.75% Notes. Interest on the SunPower 0.75% Notes is payable on February 1 and August 1 of each year, commencing on February 1, 2008. The SunPower 0.75% Notes will mature on August 1, 2027. Holders may require SunPower to repurchase all or a portion of their SunPower 0.75% Notes on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if SunPower is involved in certain types of corporate transactions constituting a fundamental change. In addition, SunPower may redeem some or all of the SunPower 0.75% Notes on or after August 1, 2010. The SunPower 0.75% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at SunPower’s election. The initial effective conversion price of the SunPower 0.75% Notes is $82.24 per share, which represents a premium of 27.5% to the closing price of SunPower’s common stock on the date of issuance. As of September 28, 2008, $225.0 million in principal amount remained outstanding.

Auction Rate Securities:

As of September 28, 2008, we had investments in auction rate securities totaling $63.0 million. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are currently rated by the major independent rating agencies as either AAA or Aaa.

As of September 28, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $63.0 million (of which $38.0 million was related to Cypress and $25.0 million was related to SunPower) as long-term investments as of September 28, 2008.

During the third quarter of fiscal 2008, we performed an analysis to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on a discounted cash flow with the following assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 2.9% - 6.7%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 96% - 98% of their stated par value as of September 28, 2008, representing a decline in value of approximately $1.8 million. As we believe that the lack of liquidity in the market for auction rate securities is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, we recorded the amount as unrealized loss in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of September 28, 2008.

Stock Repurchase Program:

During the first quarter of fiscal 2008, Cypress’s Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2008, Cypress used $277.1 million in cash to repurchase a total of 12.6 million shares at an average price of $21.95 per share. Cypress did not make any repurchases during the second and third quarters of fiscal 2008. As of September 28, 2008, the remaining balance available for future stock repurchases was $322.9 million under the stock repurchase program.

Subsequent to the third quarter of fiscal 2008, we used $51.4 million in cash to repurchase a total of 11.5 million shares at an average price of $4.48 per share under the stock purchase program. As of November 6, 2008, the remaining balance available for future stock repurchases was $271.5 million under the stock repurchase program.

Purchase Obligations:

SunPower has agreements with certain suppliers for the procurement of polysilicon, ingots, wafers, solar cells and solar panels. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that SunPower terminates the arrangements. As of September 28, 2008, total contractual obligations related to such supply agreements were approximately $3.4 billion.

We have other outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of September 28, 2008, non-cancelable purchase obligations totaled approximately $230.4 million.

Customer Advances:

Customer advances are related to certain agreements between SunPower and its customers under which SunPower received advance payments from the customers for future purchases of solar power products or supplies. As of September 28, 2008, customer advances, including future interest payments on these advances, totaled $118.2 million.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit.

In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of September 28, 2008, we determined that the fair value of the guarantees and the options was not material to our consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

			Outstanding Rental Payments		Outstanding Irrevocable Letters of Credit
Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	At Inception	As of September 28, 2008	At Inception	As of September 28, 2008	Grace Options Granted to Cypress
			(In thousands)
2006	One	36 months	$8,255	$3,440	$6,392	$3,395	2,272
2007	Five	36 months	42,278	25,351	32,726	23,690	17,097
2008, first quarter	One	36 months	10,372	8,643	7,918	7,711	6,009

			$60,905	$37,434	$47,036	$34,796	25,378

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of September 28, 2008, in addition to $507.4 million in cash and cash equivalents, we had $121.0 million invested in short-term investments for a total cash and short-term investment position of $628.4 billion that is available for use in current operations. In addition, we had $63.0 million of auction rate securities classified as long-term investments.

As of September 28, 2008, our consolidated cash, cash equivalents and short-term investment balances included approximately $295.6 million of SunPower’s cash, cash equivalents and short-term investments, which are not available for general corporate use by Cypress.

During the third quarter of fiscal 2008, Cypress sold 2.5 million shares of Class A common stock of SunPower (which were converted from Class B) on the open market and received net proceeds of $222.5 million. In addition, during the third quarter of fiscal 2008, Cypress completed a tender offer and purchased $531.3 million aggregate principal amount of the outstanding Cypress 1.00% Notes. As a result of the tender offer, Cypress paid $701.9 million in cash.

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives and provide us with additional flexibility to take advantage of other business opportunities that arise.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in the Annual Report on Form 10-K for the year ended December 30, 2007 and have not changed materially as of September 28, 2008, with the exception of the following:

Fair Value of Financial Instruments:

Effective December 31, 2007, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include U.S. treasuries, most money market funds, marketable equity securities and our employee deferred compensation plan;

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets and liabilities utilizing Level 2 inputs include foreign currency forward exchange contracts, most commercial paper and corporate notes and bonds; and

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include money market funds comprised of the Reserve Primary Fund and the Reserve International Liquidity Fund (the “Reserve Funds”) and auction rate securities. We use the market approach to estimate the price that would be received to sell our Reserve Funds in an orderly transaction between market participants (“exit price”). We reviewed the underlying holdings and estimated the price of underlying fund holdings to estimate the fair value of the Reserve Funds. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

Availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. In regards to the Reserve Funds, the market approach was based on both Level 2 (term, maturity dates, rates and credit risk) and Level 3 inputs. We determined that the Level 3 inputs, particularly the liquidity premium, were the most significant to the overall fair value measurement. In regards to our auction rate securities, the income approach valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs. We determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds, commercial paper and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction Rate Securities

As of September 28, 2008, we had investments in auction rate securities totaling $63.0 million. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education. In addition, all auction rate securities held by us are currently rated by the major independent rating agencies as either AAA or Aaa.

As of September 28, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $63.0 million (of which $38.0 million was related to Cypress and $25.0 million was related to SunPower) as long-term investments as of September 28, 2008.

During the third quarter of fiscal 2008, we performed an analysis to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on a discounted cash flow with the following assumptions:

•	5 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 2.9% - 6.7%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 96% - 98% of their stated par value as of September 28, 2008, representing a decline in value of approximately $1.8 million. As we believe that the lack of liquidity in the market for auction rate securities is temporary in nature and that we have the ability and intent to hold these securities for sufficient time to allow the value to recover, the decline in value was considered temporary. Therefore, we recorded the amount as unrealized loss in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet as of September 28, 2008.

Convertible Debt

The fair market value of our convertible debt is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible debt will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the convertible debt will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair market value of our convertible debt but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The following table summarizes certain information related to our convertible debt as of September 28, 2008:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Cypress 1.00% Convertible Senior Notes (“Cypress 1.00% Notes”)	$81,977	$90,175	$73,779
SunPower 1.25% Senior Convertible Debentures (“SunPower 1.25% Notes”)	$334,706	$368,177	$301,235
SunPower 0.75% Senior Convertible Debentures (“SunPower 0.75% Notes”)	$290,399	$319,439	$261,359

The fair value of the convertible debt was determined based on the quoted prices as reported by Bloomberg as of September 28, 2008, which were $1,193 per $1,000 principal amount for the Cypress 1.00% Notes, $1,674 per $1,000 principal amount for the SunPower 1.25% Notes, and $1,291 per $1,000 principal amount for the SunPower 0.75% Notes.

As of October 31, 2008, the fair value of the convertible debt was $66.0 million for the Cypress 1.00% Notes, $152.2 million for the SunPower 1.25% Notes and $139.3 million for the SunPower 0.75% Notes.

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies other than SunPower. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of September 28, 2008:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$5,686	$6,255	$5,117

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. During the three and nine months ended September 28, 2008, we recorded total impairment charges of $0.5 million and $4.7 million, respectively, related to our investments in certain privately held companies as the carrying value of such investments exceeded the fair value and the decline in value was deemed other-than-temporary. As of September 28, 2008, the carrying value of our investments in privately held companies was $29.1 million.

Foreign Currency Exchange Risk

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, when foreign currencies appreciate against the U.S. dollar, inventory and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. Historically, we have conducted hedging activities that involve the use of currency forward contracts and options to minimize our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies; however, we cannot predict the impact of future exchange rate fluctuations on our business and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 11 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

With the exception of the risk factors previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2008 and June 29, 2008, and the three new risk factors below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2007.

UPON COMPLETION OF THE SPIN-OFF OF SUNPOWER ON SEPTEMBER 29, 2008, CYPRESS WILL NO LONGER CONSOLIDATE SUNPOWER’S FINANCIAL RESULTS BEGINNING IN THE FOURTH QUARTER OF FISCAL 2008 OR ADDRESS RISK FACTORS ASSOCIATED WITH SUNPOWER’S BUSINESS, OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FOR A DETAILED DISCUSSION OF THE RISKS AFFECTING SUNPOWER, INVESTORS SHOULD REFER TO SUNPOWER’S QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2008. THE CONTENTS OF SUCH FORM 10-Q ARE EXPRESSLY NOT INCORPORATED BY REFERENCE HEREIN.

Currently unfavorable economic and market conditions, domestically and internationally, may adversely affect our business, financial condition and results of operations.

We have significant customer sales both in the U.S. and internationally. We are also reliant upon suppliers and distributors in the U.S. and internationally. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the U.S. and worldwide. The recent turmoil in the financial markets has resulted in dramatically higher borrowing costs that have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business will be adversely affected. In addition, the adverse impact of the credit crisis on consumers is expected to cause consumers to reduce their spending, which will adversely impact demand for consumer products such as certain end products in which our chips are embedded. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers' discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the credit market crisis and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition and results of operations.

Our spin-off of SunPower could adversely affect us.

Equity awards and shares reserved for issuance under our 1994 and 1999 Stock Plans (together, the “Plans”) were adjusted in connection with the spin-off of SunPower. As expected, these adjustments resulted in a substantial increase in the percentage of our fully diluted capitalization (i.e., our outstanding shares of common stock together with stock options, restricted stock units and other instruments which may result in the issuance of shares of our common stock) represented by the Plans. This increase in our employee “overhang” resulted in additional dilution to our stockholders, which could adversely affect the trading price for our common stock.

Also, now that we have distributed our shares of SunPower Class B common stock to our stockholders in a tax-free distribution, we have lost the ability to sell such shares for cash to finance our operations or strategic initiatives. In addition, the size of our business as measured in various ways including revenue, net income and market capitalization has been reduced substantially as a result of the distribution. Finally, we no longer have significant operations in the solar business and our portfolio of businesses is less diversified such that we are more reliant upon our non-solar semiconductor businesses. Any of the foregoing factors could adversely affect our business, results of operations and/or the trading price for our common stock.

We have implemented new Oracle-based applications to manage our worldwide financial, accounting and operations reporting, and disruptions in such tools could adversely affect our financial data.

We have been preparing for the implementation of various Oracle-based tools, including but not limited to, an order management system for revenue reporting and a warehouse management system for inventory reporting. We have taken appropriate measures and performed extensive testing to ensure the successful and timely implementation. However, implementations of this scope have inherent risks that in the extreme could lead to a disruption in our financial, accounting and operations reporting as well as the inability to obtain access to key financial data.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

We did not repurchase any shares under Cypress’s stock repurchase program during the third quarter of fiscal 2008. As of September 28, 2008, the remaining balance available for future stock repurchases was $322.9 million under Cypress’s stock repurchase program.

Subsequent to the third quarter of fiscal 2008, we used $51.4 million in cash to repurchase a total of 11.5 million shares at an average price of $4.48 per share under the stock purchase program. As of November 6, 2008, the remaining balance available for future stock repurchases was $271.5 million under the stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On November 5, 2008, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the third quarter of fiscal 2008. These payments were earned in accordance with the terms of our Performance Bonus Plan (the “PBP”), Key Employee Bonus Plan (the “KEBP”) and Performance Profit Sharing Plan (the “PPSP”). For a more detailed discussion of these plans, please refer to our Proxy Statement filed with the Securities and Exchange Commission on April 7, 2008.

The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement) under these plans for the third quarter of fiscal 2008:

Named Executive Officers	PBP	KEBP	PPSP
T.J. Rodgers, President and Chief Executive Officer	$68,487	$—	$5,599
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$—	$14,202	$3,171
Ahmad Chatila, Executive Vice President, Memory and Imaging Division and Manufacturing	$—	$13,030	$2,910
Paul Keswick, Executive Vice President, New Product Development	$—	$13,298	$2,969
Christopher Seams, Executive Vice President, Sales and Marketing	$—	$16,657	$3,719

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 7, 2008	By:	/s/ BRAD W. BUSS

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