Form 10-K
period 2008-12-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2009-02-26
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2008 as reported on the New York Stock Exchange, was approximately $2.2 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2009, 137,988,519 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended December 28, 2008 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our plans to define, design and develop new programmable products and solutions; our ability to expand the adoption of our flagship PSoC devices; our plans to expand our customer base; the markets we intend to pursue; our intentions to collaborate with our customers to build system-level solutions; our continued plans to pursue flexible manufacturing capabilities while abandoning long-standing tradition of independent process technology development; our plans to divest non-strategic, underperforming businesses while continuing to consider strategic relationships; our plans to transition our work to lower costs centers abroad; the impact of future personnel terminations and the expenses related thereto; our intention and ability to defend ourselves in our pending litigation; the calculation of our unrecognized tax benefits, including events that could materially change the amount of such benefits; the impact of the distribution of Cypress’s ownership in SunPower; our expectations related to the Simtek acquisition; the adequacy of our cash and working capital positions; our plans regarding research and development and selling, general and administrative expenses in future periods; the value of our investments in auction rate securities, and whether such declines are temporary in nature; and our expectations regarding our outstanding warranty liability. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; our ability to develop new products; the expected impact of the revenue model conversion of certain distributors in Asia on our revenues and gross margin; the changing environment and/or cycles of the semiconductor industry; the successful integration and achievement of the objectives of acquired businesses; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from flexible manufacturing; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, and the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Annual Report on Form 10-K.

Spin-Off of SunPower

Upon completion of the spin-off of SunPower on September 29, 2008, Cypress no longer consolidated SunPower’s financial results beginning in the fourth quarter of fiscal 2008 or addresses risk factors associated with SunPower’s business, operations, financial condition and results of operations. For a detailed discussion of the risks affecting SunPower, investors should refer to SunPower’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008. The contents of such Form 10-K are expressly not incorporated by reference herein.

PART I

ITEM 1.	BUSINESS

General

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company into a leading supplier of proprietary and programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with integration, rapid time-to-market and system value. Our offerings include Programmable System-on-Chip (“PSoC®”) products, capacitive sensing and touchscreen solutions, universal serial bus (“USB”) controllers, and general-purpose programmable clocks and memories. Cypress also provides wired and wireless connectivity solutions, including, respectively, West Bridge® controllers, which enhance performance in multimedia handsets, and the CyFi low-power RF solution, offering unmatched reliability, simplicity and power-efficiency. Cypress serves numerous markets including consumer, computation, data communications, automotive, medical, industrial and white goods.

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

Our fiscal 2008 ended on December 28, 2008, fiscal 2007 ended on December 30, 2007 and fiscal 2006 ended on December 31, 2006. All three fiscal years contained 52 weeks.

Business Segments

As of the end of fiscal 2008, Cypress’s organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories, nonvolatile memories and image sensor products
Other	includes Cypress Envirosystems, and AgigaTech, Inc., both majority-owned subsidiaries of Cypress, the ONS and China business units and certain foundry-related services and corporate expenses

For additional information on our segments, see Note 19 of Notes to Consolidated Financial Statements under Item 8.

Spin-Off of SunPower Corporation (“SunPower”)

On September 5, 2008, an independent committee of Cypress’s Board of Directors approved the distribution of the SunPower Class B common stock held by Cypress to Cypress’s stockholders. On September 29, 2008, the first day of Cypress’s fourth quarter of fiscal 2008, Cypress completed the distribution of all of its 42.0 million shares of SunPower Class B common stock to Cypress’s stockholders (the “Spin-Off”). The distribution was made pro rata to Cypress’s stockholders of record as of the close of trading on the New York Stock Exchange on September 17, 2008 (the “Record Date”). As a result of the Spin-Off, each Cypress stockholder received approximately 0.274 of a share of SunPower Class B common stock for each share of Cypress’s common stock held as of the Record Date. Cypress’s stockholders received cash in lieu of fractional shares for amounts of less than one SunPower share. The market value of the distribution was approximately $2.6 billion based on the closing price of SunPower’s common stock on September 29, 2008.

Cypress received a favorable ruling from the Internal Revenue Service in April 2008 with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the Spin-Off. The distribution was structured to be tax-free to Cypress and its stockholders for U.S. federal income tax purposes, except in respect to cash received in lieu of fractional shares.

Subsequent to the Spin-Off, Cypress’s chief executive officer and one of Cypress’s board members continue to serve on the board of SunPower.

See Note 2 of Notes to Consolidated Financial Statements under Item 8 for a detailed discussion of the Spin-Off. Unless otherwise indicated, this Annual Report on Form 10-K includes discussion of our continuing operations.

Business Strategies

We have made substantial progress in our goal to become a leading programmable solutions company. In addition to building a comprehensive programmable product portfolio based on our PSoC platform, we continue to actively manage expenses and maintain a strong balance sheet by divesting businesses that do not align with our long-term plans, by consolidating operations—including the recent closure of our manufacturing facility in Texas and by making a significant shift to flexible manufacturing. We also have continued to shift certain business operations to lower-cost centers, including India and China.

In fiscal 2009, we will continue to pursue the following key strategies:

•

Drive programmability. We believe our proprietary programmable technology and programmable product leadership, led by our flagship PSoC family of devices, represents an important competitive advantage for Cypress. Driven by current and anticipated demand, we plan to continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration.

•

Extend technology leadership and drive PSoC proliferation. The first and most important step of our programmability initiative is to drive PSoC adoption in a variety of applications. PSoC devices can be used in applications ranging from MP3 players and handsets to running shoes, appliances, laptops and fitness equipment. The product’s easy-to-use programming software and development kits can facilitate rapid adoption across many different platforms.

•

Expand our customer base. Cypress’s strategy is to grow its customer base through direct sales, independent sales representatives and distributors. Cypress grew its PSoC customer base by 42% in fiscal 2008 to approximately 8,800 customers.

•

Focus on large and growing markets. We will continue to pursue business opportunities in markets, including handheld and human interface/consumer devices, industrial sensing and control, electric mobility and LED lighting.

•

Collaborate with customers to build system-level solutions. Cypress works closely with customers from initial product design through manufacturing and delivery. Our sales, customer and technical support, product marketing and development efforts are organized to optimize our customers’ design efforts, helping them to achieve product differentiation and speed time-to-market. Our engineering expertise is focused on developing whole product solutions, including silicon, software and reference designs.

•

Pursue flexible manufacturing. Our manufacturing strategy combines capacity from leading foundries with output from Cypress’s internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

•

Implement “No More Moore” strategy. With many of our leading programmable products no longer requiring aggressive linewidth reductions, we abandoned our longstanding commitment to independent process technology development based on Moore’s Law. We intend to continue to have access to leading-edge processes for our products that require world-class manufacturing processes through our foundry relationships.

•

Exit legacy or non-strategic, underperforming businesses. A focused business will allow us to better achieve our current objectives. Over the past three years, we have divested certain business units that were inconsistent with our future business initiatives and long-term plans. Exiting these businesses will allow us to focus our current resources and efforts on the core programmable and proprietary business model.

•

Pursue complementary strategic relationships. Complementary acquisitions can expand our markets and strengthen our competitive position. As part of our growth strategy, we continue to selectively assess opportunities to develop strategic relationships, including acquisitions, investments and joint development projects with key partners and other businesses.

As we continue to implement our strategies, there are internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Item 1A.

Product / Service Overview

Consumer and Computation Division:

The Consumer and Computation Division designs and develops solutions for many of the world’s leading end-product manufacturers. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division’s products include PSoC devices, CapSense™ and TrueTouch™ touch-sensing/touchscreen products and the CyFi™ low-power RF radio , the industry’s broadest selection of USB controllers and WirelessUSB™ products, general-purpose programmable clocks and programmable-radio-on-a-chip (“PRoC™”) products. PSoC products are used in various consumer applications such as MP3 players, mass storage, household appliances, laptop computers and toys. USB is used primarily in PC applications and is finding increased adoption rates in consumer devices such as MP3 players, mobile handsets and set-top boxes.

The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
PSoC	Consumer, handsets, industrial	Digital still and video cameras, appliances, handheld devices, notebook computers, LCD monitors, mice, keyboards, industrial interfaces, toys and e-Bikes.
CapSense	Consumer, industrial, computation, white goods, communication, automotive	Notebook computers and PCs, appliances, handheld devices, automotive control pads/media centers, digital cameras, toys, consumer products, and many other applications.
TrueTouch	Consumer, computation, communication, gaming	Mobile handsets, portable media players, video games, GPS systems, keyboards and other applications.
USB controllers	PC peripherals, consumer electronics	Mice, keyboards, handheld devices, gamepads and joysticks, VoIP phones, headsets, presenter tool, dongles, point of sale devices and bar code scanners.
WirelessUSB	PC peripherals	Mice, keyboards, wireless headsets, consumer electronics, gamepads, remote controllers, toys and presenter tools.
CyFi low-power RF	Industrial monitoring and control, building automation, medical, sports and leisure, freight/shipping	Sensor networks, monitoring systems, remote controls, medical equipment, fitness equipment and asset management systems.
Programmable clocks	Consumer, computation	Set-top boxes, copiers, printers, HDTV, industrial automation, printers, single-board computers, IP phones, storage devices, servers and routers
RoboClock™ buffers	Communications	Base stations, high-end telecom equipment (switches, routers), servers and storage.

PSoC® Programmable System-on-Chip products. Our PSoC products are highly integrated, high-performance mixed-signal devices with an on-board microcontroller, programmable digital and analog blocks and flash memory, They provide a low-cost, single-chip solution for a variety of consumer, industrial and control applications. A single PSoC device can integrate as many as 100 peripheral functions with a microcontroller, saving customers design time, board space, power consumption, and system costs. Because of its programmability, PSoC allows customers to make modifications at any point during the design cycle, providing unmatched flexibility.

CapSense. Cypress’s PSoC-based CapSense capacitive touch-sensing solutions replace dozens of mechanical switches and controls with simple, touch-sensitive controls by detecting the presence or absence of a conductive object (such as a finger) and measuring changes in capacitance. This technology lends itself equally well to buttons, sliders, switches, touchpads, touchscreens and proximity sensors, taking industrial design possibilities to a much higher level. The CapSense family includes CapSense, CapSense Express™ and CapSense Plus™ — each supporting different ranges of general purpose inputs/outputs, buttons and slider devices. Cypress has replaced more than 2.5 billion buttons with CapSense technology and holds more than 70% of worldwide capacitive sensing market share in handsets.

TrueTouch Touchscreen Solutions. TrueTouch is a single-chip touchscreen solution that can interpret up to 10 inputs from all areas of the screen simultaneously. This enables designers to create new usage models for products such as mobile handsets, portable media players (PMPs), GPS systems and other products. The TrueTouch family also includes devices that perform traditional touchscreen functions including interpreting single touches, and gestures such as tap, double-tap, pan, pinch, scroll, and rotate. This combined touchscreen portfolio of solutions is the industry’s broadest.

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

WirelessUSB™. Designed for short-range wireless connectivity, WirelessUSB enables personal computer peripherals, gaming controllers, remote controls, toys, and other point-to-point or multipoint-to-point applications to “cut the cord” with a low-cost, 2.4-GHz wireless solution. The WirelessUSB system acts as a USB human interface device, so the connectivity is transparent to the designer at the operating system level. WirelessUSB also operates as a simple, cost-effective wireless link in a host of other applications including industrial, consumer, and medical markets.

CyFi™ Low-Power RF Solutions. Cypress’s CyFi low-power RF solution is the highly reliable, easy-to-use, 2.4-GHz answer to a wide range of wireless embedded control challenges, enabling designers to create wireless systems without compromising reliability, complexity and low power consumption. The solution combines a PSoC device, CyFi transceiver and CyFi network protocol stack. It is ideal for sensor networks, security monitoring systems, remote controls, medical equipment, fitness equipment, asset management systems and other applications.

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

Data Communications Division:

The Data Communications Division focuses on communication products, peripheral controllers, dual-port interconnects, programmable logic devices and Power PSoC which includes EZ-Color LED lighting solutions. Our communication products are primarily used in the networking and telecommunications market. This division also makes a line of switches, cable drivers and equalizers for the professional video market. Our specialty memory products consist of first-in, first-out and dual port memories. First-in, first-out memories are used for applications such as switches and routers, and dual port memories are used in switching applications and handsets, including networking switches and routers, cellular base stations, mass storage devices, mobile handsets, and telecommunication equipment.

The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
Peripheral bridge controllers	Consumer, mobile handsets	Cellular phones, portable media players, personal digital assistants, digital cameras, and printers.
Dual-port memories	Networking, telecommunication	Medical and instrumentation, storage, wireless infrastructure, military communications, image processors and base stations.
First-in, first-out (“FIFO”) memories	Video, data communications, telecommunications, networking	Video, data communications, telecommunications, and network switching/routing.
Physical layer devices	Data communications, consumer	Converters, professional video cameras, production switchers and video routers and servers, encoders and decoders.
Programmable logic devices	Storage, military	Storage and military.
EZ-Color™ controllers	Architecture, entertainment	Flashlights, architectural lighting, general signage and entertainment lighting.

West Bridge® Peripheral Bridge Controllers. Our West Bridge products enable direct connection between peripherals, creating ultra-fast transfers while offloading the main processor from data-intensive operations. The West Bridge family complements the main processor by adding support for next generation and latest standards and allowing simultaneous transfers between peripherals and processing elements. The inaugural product in the West Bridge family is Antioch. Antioch is a three-ported device designed specifically for handsets to provide a direct path from PC to handset mass storage, freeing baseband/applications processor resources by limiting its involvement in these high-density transfers. Additionally, Antioch creates simultaneous usage models by adding dedicated paths between the three ports to literally create multiple usage models such as using the handset as a modem, while downloading multimedia files, and playing music. The newest addition to the West Bridge family is Astoria which features Multi-Level Cell (MLC) NAND Flash support that enables designers to use lowest-cost, highest-density flash storage.

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

EZ-Color Controllers. Our EZ-Color family of devices offers the ideal control solution for high brightness light-emitting diode (“LED”) applications requiring intelligent dimming control. EZ-Color devices combine the power and flexibility of PSoC with Cypress’s precise illumination signal modulation drive technology providing lighting designers a fully customizable and integrated lighting solution platform. EZ-Color devices support up to 16 independent LED channels with up to 32 bits of resolution per channel, enabling lighting designers the flexibility to choose the LED array size and color quality. PSoC Express software, with lighting-specific drivers, can significantly cut development time and simplify implementation of fixed color points through temperature and LED binning compensation. EZ-Color’s virtually limitless analog and digital customization allow for simple integration of features in addition to intelligent lighting during the development process.

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

The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
Asynchronous SRAMs	Consumer, networking	Consumer electronics, switches and routers, automotive, peripheral and industrial electronics.
Synchronous SRAMs	Base station, networking	Wireline networking, wireless base stations, high bandwidth applications and industrial electronics.
nvSRAMs	Servers, industrial	Redundant array of independent disk servers, point of sale terminals, set-top boxes, copiers, industrial automation, printers, single-board computers and gaming.
PSoC NV	Computing, networking, telecomm, automotive and industrial markets	Black box applications; Applications that require continuous data logging from sensors.
Image sensors	Consumer, automotive, medical, industrial	High volume cell phone, digital camera, medical equipment, digital photography, and medical imaging.

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

nvSRAMs. nvSRAMs are products that operate similar to standard Asynchronous SRAM and store the data into an internal array during power down. The key advantage of an nvSRAM is that it retains data even when the power is turned off, maximizing endurance of the device. Cypress makes high-speed nonvolatile SRAM devices that can store data for more than 20 years without battery backup, ensuring data integrity in the event of a power outage. The memories are ideal for copy machines, point-of-sale terminals, redundant array of independent disks (“RAID”) storage arrays and consumer electronics.

PSoC NV. Cypress’s PSoC NV combines in a single package the capabilities of PSoC with an nvSRAM to deliver failsafe data protection to computing, networking, telecomm, automotive, shipping and industrial systems.

Image Sensors. Our complementary metal oxide semiconductor image sensor portfolio includes ultra high-speed and high dynamic range imaging solutions for machine vision and motion analysis. Our LUPA-300, used in machine vision and motion-analysis applications, features a high frame rate and a fully synchronous snapshot shutter, enabling it to read one image while the next is being acquired and to capture moving objects without distortion.

Other:

Cypress Envirosystems. Formed in fiscal 2006, Cypress Envirosystems (formerly Cypress Systems, Inc.), is a subsidiary of Cypress which provides and introduces new technologies to older industrial plants and buildings to reduce cost, improve productivity, extend asset life, and improve safety and compliance. Cypress Envirosystems develops and markets products and services for industrial and commercial end-users. It combines the broad portfolio of unique technologies from Cypress with its deep domain and applications experience in Industrial Automation and HVAC to create unique solutions that reduce cost and improve productivity for plants and buildings. Products introduced in fiscal 2008 include a wireless pneumatic thermostat that enables remote temperature sensing and control, a wireless gauge reader that clips onto the face of existing gauges to capture and transmit data, a wireless steam trap monitor that detects leaks and failures, and a wireless transducer reader that provides energy-use characterization and baseline data for audits.

AgigaTech. In 2008, through the acquisition of Simtek Corporation, Cypress acquired AgigaTech, an nvSRAM company based in Poway, California. The acquisition further solidifies the company’s nonvolatile memory product portfolio. AgigaTech produces very high density, high-speed, non-volatile memories.

Optical Navigation Sensors.(“ONS”) Our Ovation-ONS™ laser-based optical navigation sensor is targeted at high-end and mid-range wired and wireless mice. The sensor delivers fast and precise tracking on more surfaces than other sensors on the market, using our patented OptiCheck™ technology, which offers outstanding accuracy and a variable resolution ranging from 800 to 2,400 counts per inch. The sensors target the gaming, desktop and mobile mouse, high-precision trackball, and industrial applications. In 2008, Cypress introduced the OvationONS™ II “mouse-on-a-chip” solution, the first product combining a precision laser navigation sensor with an optical signal processor and microcontroller on a single chip.

Acquisition

The markets in which we compete require a wide variety of technologies, products and capabilities. As discussed above, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, to the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products.

In September 2008, Cypress completed the acquisition of Simtek Corporation (“Simtek”), a publicly traded manufacturer of nvSRAM integrated circuits used in a variety of systems. Simtek’s nvSRAM products provide the high-speed memory access of standard SRAM’s, but retain data when power is turned off – a feature critical to applications where secure data storage is essential to system functionality. The acquisition will enable Cypress to integrate Simtek’s nvSRAM technology into many of Cypress’s products, providing a highly integrated control and power failure solution for complex analog and digital systems and accelerating acceptance of Cypress’s products in various applications and markets. The total purchase consideration of the acquisition was $48.5 million. See Note 3 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

Divestiture

We continued our efforts to transform Cypress from a traditional, broad-line semiconductor company to a leading supplier of programmable system solutions. This mission is the focus of a restructuring effort that has included, among other initiatives, the divestitures of product families and businesses that do not align with our long-term business plan. The following table summarizes the divestiture we completed in fiscal 2008:

Business	Reportable Segment	Buyer	Consideration
Silicon Light Machines	Other	Dainippon Screen Manufacturing Co. Ltd.	$11.0 million in cash

See Note 4 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

Manufacturing

During fiscal 2008, Cypress manufactured approximately 84% of its semiconductor products at the wafer manufacturing facilities in Round Rock, Texas and Bloomington, Minnesota. External wafer foundries manufactured the balance of Cypress’s products.

In December 2007, Cypress’s Board of Directors approved a plan to exit its manufacturing facility in Texas and transfer production to its more cost-competitive facility in Minnesota and outside foundries. Since all of Cypress’s newer products are being designed on more advanced process technologies, management believes that it is more cost effective to shift manufacturing elsewhere than to retool the Texas facility. Cypress’s Minnesota manufacturing facility offers state-of-the-art technology and there is currently sufficient cost-competitive foundry capacity in Asia enabling Cypress to achieve lower manufacturing costs.

Cypress’s decision to exit the Texas facility was consistent with management’s flexible manufacturing initiative, which combines capacity from leading foundries with output from Cypress’s internal manufacturing facilities. The initiative allows Cypress to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that Cypress serves with its leading programmable product portfolio.

The Texas facility completed a final build and ceased operations as of the end of fiscal 2008. This final build of a substantial volume of inventory for certain products totaled approximately $22 million and now represents our sole source of supply for certain products and is intended to meet forecasted demand for periods ranging from 2 to 15 years.

In December 2005, Cypress entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. Under the terms of the agreement, Cypress transferred certain of its proprietary process technologies to Grace and provides additional production capacity to augment output from Cypress’s manufacturing facilities. During fiscal 2006 and 2007, Cypress completed the transfer of its 0.35-micron SONOS, 0.13-micron SRAM and LOGIC processes and began purchasing products from Grace that were manufactured using these processes.

In conjunction with the agreement, we have entered into a series of guarantees with a financing company for the benefit of Grace. As of December 28, 2008, we continue to serve as guarantor for approximately $32.4 million in lease payments due by Grace. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts.

Cypress conducts assembly and test operations at its highly automated assembly and test facility in the Philippines. This facility accounted for approximately 51% of the total assembly output and 78% of the total test output in fiscal 2008. Various subcontractors in Asia performed the balance of the assembly and test operations.

Cypress’s facility in the Philippines primarily manufactures volume products and packages where Cypress’s ability to leverage manufacturing costs is high. This facility has nine fully integrated, automated manufacturing lines enabling complete assembly and test operations with minimal human intervention. These autolines have shorter manufacturing cycle times than conventional assembly/test operations, which enable Cypress to respond more rapidly to changes in demand.

Research and Development

Research and development expenses are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms primarily for our programmable solutions. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower manufacturing costs. During fiscal 2008, 2007 and 2006, research and development expenses totaled $193.5 million, $174.2 million and $232.6 million, respectively.

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

Customers, Sales and Marketing

Cypress sells its semiconductor products through several channels: sales through global domestically-based distributors; sales through international distributors, trading companies and representative firms; sales by our sales force to direct original equipment manufacturers; and sales by manufacturing representative firms. Cypress’s marketing and sales efforts are organized around four regions: North America, Europe, Japan and Asia/Pacific. Cypress also has a strategic-account group and a contract-manufacturing group which are responsible for specific customers with worldwide operations. Cypress augments its sales effort with field application engineers, specialists in its products, technologies and services who work with customers to design its products into their systems. Field application engineers also help Cypress to identify emerging markets and new products.

Two distributors accounted for 13% and 11% of the Company’s total revenues for fiscal 2008. Two distributors accounted for 14% and 12% of the Company’s total revenues for fiscal 2007. Two distributors accounted for 12% and 11% of the Company’s total revenues for fiscal 2006. There was no single end customer in 2008, 2007 or 2006 that accounted for more than 10% of total revenue.

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

Competition

The semiconductor industries are intensely competitive and continually evolving. This intense competition results in a challenging operating environment for most companies in these industries. This environment is characterized by potential erosion of product sale prices over the life of each product, rapid technological change, limited product life cycles, greater brand recognition and strong domestic and foreign competition in many markets. Our ability to compete successfully depends on many factors, including:

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

Cypress faces competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, networking, data communications, computation and consumer markets. Companies who compete directly with our semiconductor businesses include, but are not limited to, Altera, Analog Devices, Applied Micro Circuits, Atmel, Integrated Device Technology, Integrated Silicon Solution, Lattice Semiconductor, Linear Technology, Microchip Technology, National Semiconductor, OmniVision Technologies, Pericom Semiconductor, PMC-Sierra, Samsung, Silicon Laboratories, Standard Microsystems, Synaptics and Xilinx.

Environmental Regulations

We use, generate and discharge hazardous chemicals and waste in our research and development and manufacturing activities. United States federal, state and local regulations, in addition to those of other foreign countries in which we operate, impose various environmental rules and obligations, which are becoming increasingly stringent over time, intended to protect the environment and in particular regulate the management and disposal of hazardous substances. We are committed to the continual improvement of our environmental systems and controls. However, we cannot provide assurance that we have been, or will at all times be, in complete compliance with all environmental laws and regulations. Other laws impose liability on owners and operators of real property for any contamination of the property even if they did not cause or know of the contamination. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental regulations will not impose expensive obligations on us in the future, or otherwise result in the incurrence of liability such as the following:

•	a requirement to increase capital or other costs to comply with such regulations or to restrict discharges;

•	liabilities to our employees and/or third parties; and

•	business interruptions as a consequence of permit suspensions or revocations or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Intellectual Property

We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2008, we had approximately 1,600 issued patents and approximately 1,200 additional patent applications on file domestically and internationally. In addition, in fiscal 2009, we are preparing to file up to 120 new patent applications in the United States and 20 foreign applications in countries such as China, Taiwan, Korea and India.

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

Financial Information about Geographic Areas

Financial information about geographic area is incorporated herein by reference to Note 19 of Notes to Consolidated Financial Statements under Item 8.

International revenues historically accounted for a significant portion of our total revenues. Our manufacturing and certain Finance operations in the Philippines, as well as our sales offices and design centers in other parts of the world, face risks frequently associated with foreign operations, including, but not limited to:

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

Employees

As of December 28, 2008, we had approximately 4,100 employees worldwide. Geographically, approximately 1,500 employees were located in the Philippines, 1,700 employees were located in the United States and 900 employees were located in other countries. Of the total employees, approximately 2,300 employees were associated with manufacturing, 800 employees were associated with research and development, and 1,000 employees were associated with selling, general and administrative functions.

The total number of employees we have will be impacted by our restructuring plans (See Note 10 and Note 20 of our Consolidated Financial Statements under Item 8). In 2008 a total of 585 positions, primarily in our manufacturing functions, were expected to be eliminated of which about 240 employees remained at year end. Of the remaining employees over one-half are in the manufacturing functions and the remaining employees are in the research and development and selling, general and administration functions. On February 24, 2009, we announced restructuring actions impacting approximately an additional 230 employees in all functional areas.

None of our employees is represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Executive Officers

Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	60	President, Chief Executive Officer and Director
Brad W. Buss	44	Executive Vice President, Finance and Administration and Chief Financial Officer
Ahmad R. Chatila	42	Executive Vice President, Memory and Imaging Division and Manufacturing
Sabbas A. Daniel	46	Executive Vice President, Quality
Paul D. Keswick	51	Executive Vice President, New Product Development
Cathal Phelan	45	Executive Vice President, Chief Technical Officer
Dinesh Ramanathan	39	Executive Vice President, Data Communications Division
Christopher A. Seams	46	Executive Vice President, Sales and Marketing
Shahin Sharifzadeh	44	Executive Vice President, Worldwide Wafer Fabrication and Technology; President, China Operations
Harry Sim	46	Chief Executive Officer, Cypress Envirosystems
Norman P. Taffe	42	Executive Vice President, Consumer and Computation Division

T.J. Rodgers is founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers serves as a director of Bloom Energy, Provina, and SunPower. Mr. Rodgers is also a member of the Board of Trustees of Dartmouth College.

Brad W. Buss joined Cypress in 2005 as Executive Vice President, Finance and Administration and Chief Financial Officer. Prior to joining Cypress, Mr. Buss served as Vice President of Finance at Altera Corporation. Mr. Buss spent seven years as a finance executive with Wyle Electronics, culminating as Chief Financial Officer and Secretary of the Atlas Services division. Mr. Buss was also a member of Cisco Systems’ worldwide sales finance team. In addition, Mr. Buss served as Senior Vice President of Finance and Chief Financial Officer and Secretary at Zaffire. Mr. Buss currently serves as a board member of Cypress Envirosystems and CafePress.com, a private company.

Ahmad R. Chatila was appointed Executive Vice President, Memory and Imaging Division, in 2005, and assumed responsibility for Cypress’s back-end manufacturing operations in 2007. Prior to his current position, Mr. Chatila served as Managing Director of the low power memory business unit in the Memory and Imaging Division. Mr. Chatila has been with Cypress since 1991, and has held a number of management roles in wafer technology development, manufacturing and sales. On February 5, 2009 Mr. Chatila resigned from Cypress to become the Chief Executive Officer of MEMC Electronic Materials, Inc.

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

Cathal Phelan re-joined Cypress in 2008 as Executive Vice President and Chief Technical Officer, having left Cypress in 2006. From 2006 to 2008, Phelan was Chief Executive Officer and President at Ubicom Inc., a venture capital backed start-up company. Prior to 2006, Mr. Phelan held a number of engineering and management roles at Cypress, including Executive Vice President, Data Communications Division. Mr. Phelan originally joined Cypress in 1991.

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

Shahin Sharifzadeh was named Executive Vice President, Worldwide Wafer Fabrication and Technology, in 2005, and President of Cypress’s China operations in 2008. Dr. Sharifzadeh directs our process technology research and development and manufacturing operations worldwide. Prior to his current position, Dr. Sharifzadeh served as Vice President, Research and Development, where he was responsible for all aspects of technology development. Dr. Sharifzadeh joined Cypress in 1989.

Harry Sim was appointed Chief Executive Officer of Cypress Envirosystems in 2006. Prior to joining Cypress Envirosystems, Mr. Sim was with Honeywell from 1991 to 2006, where he was most recently Global Vice President of Marketing for Honeywell’s industrial process control business. In addition, Mr. Sim has held various executive positions in general management, strategy, and mergers and acquisitions at Honeywell.

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

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.cypress.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

UPON COMPLETION OF THE SPIN-OFF OF SUNPOWER ON SEPTEMBER 29, 2008, CYPRESS NO LONGER CONSOLIDATED SUNPOWER’S FINANCIAL RESULTS BEGINNING IN THE FOURTH QUARTER OF FISCAL 2008. THE FOLLOWING IS NOT INTENDED TO ADDRESS RISK FACTORS ASSOCIATED WITH SUNPOWER’S BUSINESS, OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FOR A DETAILED DISCUSSION OF THE RISKS AFFECTING SUNPOWER, INVESTORS SHOULD REFER TO SUNPOWER’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008. THE CONTENTS OF SUCH FORM 10-K ARE EXPRESSLY NOT INCORPORATED BY REFERENCE HEREIN.

Currently unfavorable economic and market conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

We have significant customer sales both in the U.S. and internationally. We are also reliant upon suppliers and distributors in the U.S. and internationally. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the U.S. and worldwide. The recent turmoil in the financial markets has resulted in dramatically higher borrowing costs that have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business will be adversely affected. In addition, the adverse impact of the credit crisis on consumers is expected to cause consumers to reduce their spending, which will adversely impact demand for consumer products such as certain end products in which our chips are embedded. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the credit market crisis and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

If the spin-off of SunPower does not qualify as a tax-free transaction, tax could be imposed on both our shareholders and us.

We received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off of SunPower was eligible for tax-free treatment under Internal Revenue Code Section 355. In addition, we obtained an opinion of counsel on certain aspects of the spin-off assumed in the ruling. Both the IRS ruling and the opinion rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of SunPower’s and our business. The IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated, or if it disagrees with the conclusions in the opinion on the matters not covered by the IRS private letter ruling. If the distribution fails to qualify for tax-free treatment, it will be treated as a taxable distribution to our shareholders in an amount equal to the fair market value of SunPower’s equity securities (i.e., SunPower’s common stock issued to our common shareholders) received by them. In addition, we would be required to recognize gain in an amount up to the fair market value of the SunPower equity securities that we distributed on the distribution date.

Furthermore, subsequent events, some of which are not in our control, could cause us to recognize gain on the distribution. For example, acquisitions of our equity securities or SunPower’s equity securities that are deemed to be part of a plan or a series of related transactions that include the distribution could cause us to recognize gain on the distribution. Although certain provisions of our tax sharing agreement with SunPower are intended to reduce the likelihood that SunPower will take such actions or indemnify us for certain of its actions, there can be no assurance that such provisions will mitigate or eliminate any possible tax risks or that SunPower would have the resources to satisfy any indemnity obligations. In addition, these restrictions, could under certain circumstances, limit our flexibility to undertake financings, acquisitions, stock repurchases or other transactions involving our stock which might otherwise be beneficial to us.

The trading price of Cypress’s common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control.

The trading price of Cypress’s common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	perceptions of general market conditions in the semiconductor industry and global market conditions;

•	our ability to develop and market new and enhanced products on a timely basis;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory compliance;

•	recommendations by securities analysts or changes in earnings estimates concerning us;

•	announcements about our earnings that are not in line with analyst expectations;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	short sales, hedging and other derivative transactions on shares of our common stock;

•	economic conditions and growth expectations in the markets in which our customers participate; and

•	general economic and credit conditions.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory and image sensors;

•	networking equipment and

•	consumer electronics, automotive electronics and industrial controls.

In addition, certain of our products, including USB micro-controllers and clocks, are incorporated into computer and computer-related products, which have historically experienced, and may in the future experience, significant fluctuations in demand. Any downturn or reduction in the growth of these industries could seriously harm our business, financial condition and results of operations.

We order materials and build our products based primarily on our internal forecasts, customer and distributor forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be wrong causing us to make too many or too few of certain products.

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

In connection with our exit from our Texas facility, we completed a final build of a substantial volume of inventory for certain products previously manufactured at this facility totaling approximately $22 million at its current cost basis. This inventory now represents our sole source of supply for certain products and is intended to meet forecasted demand for these products for periods ranging from 2 to 15 years. To the extent that our forecasts of demand for any of these products prove to be inaccurate, we could be unable to meet customer demand and/or write-off significant quantities of obsolete inventory, either of which could adversely affect our business, financial condition and results of operations. For example, in the fourth quarter of 2008 based upon current economic conditions, we evaluated the demand forecast related to these long term builds and determined that a demand reserve of approximately $2.5 million was required.

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

Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

•	our success in developing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis;

•	the quality and price of our products;

•	the diversity of our product line;

•	the cost effectiveness of our design, development, manufacturing and marketing efforts, especially as compared to our competitors;

•	our customer service;

•	our customer satisfaction;

•	our ability to successfully execute our flexible fab initiative;

•	the pace at which customers incorporate our products into their systems;

•	the number, strength and nature of our competitors, the markets they target and the rate of their technological advances;

•	general economic conditions; and

•	our access to and the availability of capital.

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

Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products for example PSOC and West Bridge® are important sources of revenue for us and therefore, they tend to consume a significant amount of resources. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generation of products substantially more difficult than prior generations.

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

The complex nature of our manufacturing activities and broad product portfolio makes us highly susceptible to manufacturing problems and these problems can have a substantial negative impact on us when they occur.

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

Although a majority of our products were fabricated in our manufacturing facilities located in Minnesota and the Philippines, we rely to a significant extent on independent contractors to manufacture our products. We expect to increase this reliance on third party manufacturing in the future. For example, in December 2008, we substantially completed the exit of our manufacturing facility in Texas and transferred production to our more cost-competitive facility in Minnesota and outside foundries. In addition, if market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.

A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us or has financial issues and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. However, there are only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties and incur additional costs. Also, shipments could be delayed significantly while these sources are qualified for volume production.

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

Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors and see an increase in the proportion of our revenues generated from our distributor channel in the future. For example, during the first quarter of fiscal 2008, we negotiated new terms with some of the distributors in Asia and under these new terms, these distributors were provided with price protection and stock rotation rights. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face risk of declining demand which could affect our results of operations. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors’ operations could have an adverse impact on our business, including the implementation of new terms for our distributors in Asia as discussed above.

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

The programmability of our products, including PSoC products requires use of our proprietary software products. Our future success increasingly depends on our ability to develop and introduce new software products to enhance our PSoC portfolio of products. Further, software products occasionally contain errors or defects, especially when they are first introduced or when new versions are released. We cannot be certain that our products are currently or will be completely free of defects and errors. We could lose revenue as a result of product defects or errors. In addition, the discovery of a defect or error in a new version or product may result in the following consequences, among others:

•	delayed shipping of the products;

•	delay in or failure to achieve market acceptance;

•	diversion of development resources;

•	damage to our reputation;

•	product liability claims; and

•	increased service and warranty costs.

As we gain market acceptance of our proprietary design software, we expect our software products to become more critical to our customers. Thus, a defect or error in our products could result in a significant disruption to our customers’ businesses. If we are unable to develop products that are free of defects or errors, or if we fail to introduce new software products in a timely manner, our business, results of operations and financial condition could be harmed.

Any guidance that we may provide about our business or expected future results may differ from actual results.

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to potential future results. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process especially in these very uncertain economic times that we are encountering. Our analyses and forecasts have in the past and, given the complexity and volatility of our business, will likely in the future, prove to be incorrect and could be materially incorrect. We offer no assurance that such predictions or analyses will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution. Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.

The protection of our intellectual property rights, as well as those of our subsidiaries, is essential to keeping others from copying the innovations that are central to our existing and future products. It may be possible for an unauthorized third party to reverse-engineer or decompile our software products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, our flexible fab initiative requires us to enter into technology transfer agreements with external partners, providing third party access to our intellectual property and resulting in additional risk. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to foreign countries which may afford less protection and/or result in increased costs to enforce such agreements. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. Moreover, a key element of our strategy is to enter new markets with our products. If we are successful in entering these new markets, we will likely be subject to additional risks of potential infringement claims against us as our technologies are deployed in new applications and face new competitors. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Patent litigation, if necessary or if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Recent U.S. sub-prime mortgage defaults and other financial, economic and credit issues have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of fiscal 2007 and continue into the first quarter of fiscal 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

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

As of December 28, 2008, all auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies. Subsequent to the year-end, 5% of the student loan auction rate securities have been downgraded from AAA to Baa3. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

As of December 28, 2008, all of our auction rate securities have experienced failed auctions since the first quarter of fiscal 2008 due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments as of December 28, 2008.

During fiscal 2008, we performed analyses to assess the fair value of the auction rate securities and determined that a decline in value had occurred. Given the prolonged lack of liquidity in the market for auction rate securities and the continued decline in the valuation of these investments, management determined that the decline in value was other-than-temporary and recorded an impairment charge of $3.9 million in fiscal 2008. If the credit market continues to be illiquid and the valuation of these securities continues to decline, we may be required to record additional impairment charges in future periods, which could materially affect our results of operations and financial condition.

Unfavorable outcome of litigation pending against us could materially impact our business.

We are currently a party to various legal proceedings, claims, disputes and litigation. For example, we are defendants in purported consumer class action lawsuits alleging various claims under the Sherman Antitrust Act, state antitrust laws and unfair competition laws in the static random access memories (“SRAM”) markets. Our financial results could be materially and adversely impacted by unfavorable outcomes to any of these or other pending or future litigation. There can be no assurances as to the outcome of any litigation. Although management believes it has meritorious defenses to each of these matters and intends to vigorously defend itself, such litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We face additional problems and uncertainties associated with international operations that could seriously harm us.

International revenues historically accounted for a significant portion of our total revenues. Our manufacturing, assembly, test operations and certain finance operations located in the Philippines, as well as our international sales offices and design centers, face risks frequently associated with foreign operations including:

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

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. In connection with our 2008 restructuring effort, we have eliminated a number of positions and we expect additional employee terminations to take place in 2009. Even if such key personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, our business, financial condition and results of operations could be seriously harmed.

We are subject to many different environmental, health and safety laws, regulations and directives, and compliance with them may be costly.

We are subject to many different international, federal, state and local governmental laws and regulations related to, among other things, the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process and the health and safety of our employees. Compliance with these regulations can be costly. We cannot assure you that we have been, or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with these laws and regulations, we could be fined or other wise sanctioned by the regulators. Under certain environmental laws, we could be held responsible, without regard to fault, for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage. Certain liabilities could also arise in connection with the shutdown activities related to our Texas manufacturing facility. While we are taking reasonable steps to ensure the Texas facility closure complies with all applicable federal, state and local environmental laws, the shutdown process is complicated, and if issues were to arise, they could delay the shutdown or sale of certain of the manufacturing equipment.

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

Cypress’s headquarters in California, manufacturing facilities in the Philippines and some of our major vendors’, subcontractors’ and strategic partners’ facilities are located near major earthquake faults or are subject to seasonal typhoons or other extreme weather conditions. We have not been able to maintain insurance coverage at reasonable costs. Instead, we rely on self-insurance and preventative/safety measures. If a major earthquake or other natural disaster occurs, we may need to spend significant amounts to repair or replace our facilities and equipment, or make alternative arrangements in the event a vendor, subcontractor or partner’s facility or equipment was damaged, and we could suffer damages that could seriously harm our business, financial condition and results of operations.

The failure to integrate our business and technologies with those of companies that we may acquire could adversely affect our financial results.

We have made acquisitions and pursued other strategic relationships in the past and may pursue additional acquisitions in the future. If we fail to integrate these businesses successfully, our financial results may be seriously harmed. Integrating these businesses, people, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to prior and future acquisitions include:

•	integrating acquired technology or products;

•	integrating acquired products into our manufacturing facilities;

•	integrating different accounting policies and methodologies;

•	assimilating and retaining the personnel of the acquired companies;

•	overcoming cultural and operational differences that may arise between two companies;

•	coordinating and integrating geographically dispersed operations;

•	our ability to retain customers of the acquired company;

•	the potential disruption of our and our suppliers’ ongoing business and distraction of management;

•	the maintenance of brand recognition of acquired businesses;

•	the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	unanticipated expenses related to technology integration;

•	the development and maintenance of uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	the potential unknown liabilities associated with acquired businesses.

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

We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations, earnings per share and our ability to meet our payment obligations.

We routinely incur indebtedness to finance our operations and at times we have had significant amounts of outstanding indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe.

If Grace Semiconductor Manufacturing Corporation were to default on the leases we have guaranteed on their behalf, our financial condition could be harmed.

As of December 28, 2008, we were continuing to serve as guarantor for approximately $32.4 million in lease payments due by Grace Semiconductor Manufacturing Corporation, a strategic foundry of Cypress. In conjunction with the master lease agreement, we have entered into a series of guarantees with a financing company for the benefit of Grace. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees. However, if Grace were to default on the leases, it could have a negative impact on our financial position and results of operations.

We have implemented new Oracle-based applications to manage our worldwide financial, accounting and operations reporting, and disruptions in such tools could adversely affect our financial data.

We have implemented various Oracle-based tools, including but not limited to, an order management system for revenue reporting and a warehouse management system for inventory reporting. We have taken what we believe are appropriate measures and performed testing to ensure the successful and timely implementation. However, implementations of this scope have inherent risks that in the extreme could lead to a disruption in our financial, accounting and operations reporting as well as the inability to obtain access to key financial data.

Our spin-off of SunPower could adversely affect us.

Equity awards and shares reserved for issuance under our 1994 and 1999 Stock Plans (together, the “Plans”) were adjusted in connection with the spin-off of SunPower. As expected, these adjustments resulted in a substantial increase in the percentage of our fully diluted capitalization (i.e., our outstanding shares of common stock together with stock options, restricted stock units, restricted stock and other instruments which may result in the issuance of shares of our common stock) represented by the Plans. This increase in our employee “overhang” resulted in additional dilution to our stockholders, which could adversely affect the trading price for our common stock.

Also, now that we have distributed our shares of SunPower Class B common stock to our stockholders, we have lost the ability to sell such shares for cash to finance our operations or strategic initiatives. In addition, the size of our business as measured in various ways including revenue, net income and market capitalization has been reduced substantially as a result of the distribution. Finally, we no longer have significant operations in the solar business and our portfolio of businesses is less diversified such that we are more reliant upon our non-solar semiconductor businesses. Any of the foregoing factors could adversely affect our business, results of operations and/or the trading price for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2008:

Location	Square Footage	Primary Use
Owned:
United States:
San Jose, California	310,000	Administrative offices, research and development
Bloomington, Minnesota	278,000	Manufacturing, research and development
Round Rock, Texas	100,000	Manufacturing, research and development
Lynnwood, Washington	69,000	Administrative offices, research and development
Asia:
Cavite, Philippines	221,000	Manufacturing, research and development
Leased:
Asia:
Bangalore, India	136,000	Research and development
Manila, Philippines	12,000	Administrative offices
Europe:
Mechelen, Belgium	16,000	Administrative offices, research and development

During fiscal 2008 as part of a restructuring plan, Cypress exited its manufacturing facility in Round Rock, Texas. Cypress expects to complete the sale of the manufacturing equipment and the facility in fiscal 2009 and the property was classified as held for sale as of December 28, 2008. See Note 10 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

During fiscal 2008, Cypress sold its manufacturing facility with approximately 215,000 square feet located in Laguna, Philippines, to SunPower for $9.5 million. See Note 2 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

We have additional leases for sales offices and design centers located in the United States, Asia and Europe. In February 2009, we announced we were closing certain design centers, after these closures, we believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

ITEM 3.	LEGAL PROCEEDINGS

In April 2008, Cypress, along with several other companies, was named in an International Trade Commission (“ITC”) action filed by Agere/LSI Corporation (“LSI”), which alleges infringement of Agere/LSI’s patent no. 5,227,335. Agere/LSI filed the same patent infringement claim concurrently in the federal district court in Marshall, Texas. The federal case has been stayed pending the outcome of the ITC action, which is currently set for trial in July 2009. Cypress believes it has meritorious defenses to the allegations in the ITC action and the federal case and will vigorously defend itself in these matters.

In October 2006, Cypress received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the static random access memory (“SRAM”) industry. In December 2008, the DOJ notified Cypress that it was closing its investigation of the SRAM market. No allegations or charges were made against Cypress during the investigation. In December 2007, the Korean Federal Trade Commission (“KFTC”) opened a criminal investigation into this same market. Cypress has provided the documents and other relevant information requested by the KFTC, and no additional requests have been made of Cypress.

In connection with the DOJ investigation discussed above, in October 2006, Cypress, along with a majority of the other SRAM manufacturers, was named in numerous consumer class action suits that have now been consolidated in the U.S. District Court for the Northern District of California. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws and unjust enrichment. The lawsuits seek restitution, injunction and damages in an unspecified amount. The parties are engaged in document production and the class certification process. Cypress was also named in purported consumer anti-trust class action suits in three provinces of Canada. The Florida Attorney General’s office also filed a civil investigative demand on behalf of all Florida SRAM consumers. Cypress has produced documents in these matters that are consistent with the production made to the DOJ, and no further requests have been made of Cypress in any of these matters. Cypress believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters and could incur substantial costs.

Cypress, along with several other co-defendants, is party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by Cypress and the co-defendants from Circuit Semantics, Inc., a business no longer in operation. Prior to filing suit against Cypress, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco’s trade secrets. Silvaco’s complaint alleges that Cypress misappropriated Silvaco’s trade secrets by using the Circuit Semantics software previously purchased by Cypress. On February 10, 2009, summary judgment was granted in favor of Cypress on the trade secret claim. Thereafter, the court filed a formal entry of judgment and dismissed the case by the Court. Based on the action taken against the other co-defendants, Cypress expects that Silvaco will appeal this victory.

Cypress is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on Cypress’s own investigations, Cypress believes the ultimate outcome of its current legal proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation, should the outcome of these actions be unfavorable, Cypress’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Equity, Dividends and Performance Graph

Cypress’s common stock is listed on the New York Stock Exchange under the trading symbol “CY.” The following table sets forth the high and low per share prices for our common stock:

	Low		High
Fiscal 2008:
Fourth quarter	$2.72	*	$19.52
Third quarter	$22.50		$32.42
Second quarter	$23.61		$30.57
First quarter	$18.79		$36.03
Fiscal 2007:
Fourth quarter	$28.49		$42.79
Third quarter	$23.22		$29.65
Second quarter	$18.54		$24.00
First quarter	$16.48		$20.04

*	On September 29, 2008, the first day of Cypress’s fourth quarter of fiscal 2008, Cypress completed the spin-off of SunPower through a tax-free distribution of 42.0 million shares of SunPower Class B common stock to Cypress’s shareholders. Market prices presented in the tables above are unadjusted and include the value of the SunPower business until September 29, 2008.

As of February 15, 2009, there were approximately 1,677 holders of record of our common stock

We have not paid cash dividends and have no present plans to do so but may in the future.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Index for the last five fiscal years:

	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
Cypress*	$100	$56	$68	$81	$176	$120
S&P 500 Index	$100	$111	$116	$135	$142	$90
S&P Semiconductors Index	$100	$79	$89	$81	$91	$49

*	All closing prices underlying this table have been adjusted for stock splits and stock dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information:

The following table summarizes certain information with respect to Cypress’s common stock that may be issued under the existing equity compensation plans as of December 28, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	78,500(1)	$3.96(2)	16,500(3)
Equity compensation plans not approved by shareholders	20,500	$5.59	3,500(4)

Total	99,000(5)	$4.43(2)	20,000

(1)	Includes 28.8 million shares of restricted stock units and restricted stock awards granted.
(2)	Excludes the impact of 28.8 million shares of restricted stock units and restricted stock awards which have no exercise price.
(3)	Includes (a) 8.3 million shares available for future issuance under Cypress’s 1994 Amended Stock Option Plan and (b) 8.2 million shares available for future issuance under Cypress’s Employee Stock Purchase Plan.
(4)	Includes shares available for future issuance under Cypress’s 1999 Stock Option Plan.
(5)	Total number does not include approximately 0.1 million outstanding options, with a weighted-average exercise price of $1.79 per share, originally granted under plans assumed by Cypress in connection with various acquisitions. Cypress does not intend to grant any additional options under these plans.

See Note 8 of Notes to Consolidated Financial Statements under Item 8 for further discussion of Cypress’s stock plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock Repurchase Program:

In fiscal 2007, the Board authorized a stock repurchase program of up to $300.0 million. In fiscal 2008, the Board approved an additional $300.0 million, bringing the total amount that may be used for stock purchases to $600.0 million under the stock repurchase program. Stock repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The program may be limited or terminated at any time without prior notice.

During fiscal 2008, Cypress used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. Prior to the spin-off of SunPower, Cypress used $277.1 million in cash to repurchase approximately

12.6 million shares at an average share price of $21.95. Post spin off Cypress used $98.5 million in cash to repurchase approximately 24.5 million shares at average share price of $4.03. As of December 28, 2008, the remaining balance available for future stock repurchases was $224.4 million under the stock repurchase program. Based upon the ending stock price at December 28, 2008, management does not anticipate spending more than $30.0 million for stock repurchases in fiscal 2009.

The following table sets forth information with respect to repurchases of our common stock made during the fourth quarter of fiscal 2008:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
September 29, 2008—October 26, 2008	3,097	$4.36	3,097	$309,502
October 27, 2008—November 23, 2008	13,645	$4.20	13,645	$252,146
November 24, 2008—December 28, 2008	7,709	$3.58	7,709	$224,513

Total	24,451	$4.03	24,451

In January and February 2009, Cypress used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59

ITEM 6.	SELECTED FINANCIAL DATA

Discontinued Operations

Cypress’s historical consolidated financial statements have been restated to account for SunPower as discontinued operations for all periods presented. Accordingly, Cypress has reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statement of Operations Data. The assets, liabilities and minority interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheet Data.

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands, except per-share amounts)
Statement of Operations Data:
Revenues	$765,716	$821,597	$855,043	$807,660	$937,733
Cost of revenues	$424,719	$445,870	$449,973	$459,056	$482,154
Operating income (loss)	$(469,868)	$9,410	$7,507	$(80,101)	$22,031
Loss on extinguishment of debt	$(170,690)	$—	$—	$—	$—
Gain on sale of SunPower’s common stock	$192,048	$373,173	$—	$—	$—
Income (loss) from continuing operations	$(462,136)	$388,988	$19,016	$(76,626)	$50,710
Income (loss) from discontinued operations	31,885	5,312	20,466	(15,527)	(26,012)

Net income (loss)	$(430,251)	$394,300	$39,482	$(92,153)	$24,698

Net income (loss) per share – basic:
Continuing operations	$(3.07)	$2.50	$0.14	$(0.58)	$0.41
Discontinued operations	0.21	0.03	0.14	(0.11)	(0.21)

Net income (loss) per share – basic	$(2.86)	$2.53	$0.28	$(0.69)	$(0.20)

Net income (loss) per share – diluted:
Continuing operations	$(3.07)	$2.27	$0.12	$(0.58)	$0.34
Discontinued operations	0.21	0.03	0.14	(0.11)	(0.16)

Net income (loss) per share – diluted	$(2.86)	$2.30	$0.26	$(0.69)	$(0.18)

Shares used in per-share calculation:
Basic	150,447	155,559	140,809	133,188	124,580
Diluted	150,447	171,836	146,223	133,188	167,234

	As of
	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$237,792	$1,035,738	$398,082	$186,716	$241,141
Working capital	$247,421	$572,992	$676,789	$435,110	$330,270
Total assets	$935,645	$3,725,949	$2,123,525	$1,697,874	$1,572,994
Debt	$27,999	$600,000	$598,996	$599,997	$599,998
Stockholders’ equity	$644,365	$1,720,432	$1,045,559	$757,135	$660,358

Total assets of discontinued operations	$—	$1,648,884	$573,927	$322,264	$48,457
Total liabilities of discontinued operations	$—	$784,793	$85,181	$63,613	$85,783

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed under Item 1A.

Adjustments to Previously Announced Preliminary Annual Results

On January 22, 2009, we issued a press release announcing our preliminary annual results for the fiscal year ended December 28, 2008. In the press release, we reported a net loss of $441.4 million in the Consolidated Statements of Operations for the year ended December 28, 2008. Subsequent to the issuance of our press release, we recorded certain adjustments to our reported results relating to: (1) a reduction in the tax provision (2) Goodwill adjustment (3) impact to discontinued operations (4) reduction in stock-based compensation, (5) an increase in our inventory reserve and (6) other adjustments. These adjustments totaled $11.1 million, which will reduce our net loss to $430.3 million for the year ended December 28, 2008.

Reduction in tax provision: We recorded a $4.1 million reduction in our tax provision as a result of recalculating certain available foreign tax credits recorded during fiscal 2008.

Goodwill: We completed our purchase price analysis and relating to Simtek determined that we needed to record certain deferred tax liabilities related to non deductible intangible amortization. The impact of the adjustment totaled $5.7 million.

Impact to discontinued operations: In conjunction with our audit of the nine months results of SunPower, we identified certain amounts that did not belong in the nine-month period that is consolidated with our results. The impact of this adjustment totaled $3.5 million.

Stock-based compensation: The reduction of stock-based compensation expense was primarily a result of the non achievement of certain performance-based restricted stock units granted in fiscal 2008 that was contingent upon our performance relative to a pre-determined peer group. At the time of the press release, management was unable to determine whether the achievement had been met as certain companies in the peer group had not publicly reported their financial results. Since the issuance of our press release, these companies have reported their results and we were able to determine that the milestone related to these performance-based restricted stock units have not been achieved. As a result, we reduced our stock based compensation by $1.7 million for the year ended December 28, 2008.

Inventory reserve: In connection with our exit from our Texas facility, we completed a final build of a substantial volume of inventory for certain products previously manufactured at this facility. Subsequent to year end and in view of the continuing deteriorating economic conditions, we determined a demand reserve of approximately $2.5 million was required.

Other adjustments: We recorded additional expense related to the forgiveness of several loans and the related taxes. We also recorded a minor adjustment to our distributor revenue. The impact of these adjustments totaled $1.4 million.

The following table presents a reconciliation of the preliminary net loss and net loss per share announced in our press release on January 22, 2009 to the final results reported in this Annual Report on Form 10-K:

Year Ended December 28, 2008
(In thousands, except per- share amounts)
Net loss announced on January 22, 2009	$(441,374)
Adjustments:
Reduction in tax provision	4,065
Goodwill adjustment	5,748
Discontinued operations	3,513
Stock-based compensation expense	1,715
Inventory reserve	(2,475)
Other adjustments	(1,443)

Net loss reported in Annual Report on Form 10-K	$(430,251)

Net loss per share:
Basic and diluted—announced on January 22, 2009	$(2.93)
Basic and diluted—reported in Annual Report on Form 10-K	$(2.86)

EXECUTIVE SUMMARY

General

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company into a leading supplier of proprietary and programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with integration, rapid time-to-market and system value. Our offerings include Programmable System-on-Chip (“PSoC®”) products, capacitive sensing and touchscreen solutions, universal serial bus (“USB”) controllers, and general-purpose programmable clocks and memories. Cypress also provides wired and wireless connectivity solutions, including, respectively, West Bridge® controllers, which enhance performance in multimedia handsets, and the CyFi low-power RF solution, offering unmatched reliability, simplicity and power-efficiency. Cypress serves numerous markets including consumer, computation, data communications, automotive, medical, industrial and white goods.

As of the end of fiscal 2008, our organization included the following business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories, nonvolatile memories and image sensor products
Other	includes Cypress Envirosystems and Agiga Tech, Inc. both majority-owned subsidiaries of Cypress, the ONS and China business units, certain foundry-related services and corporate expenses

SunPower

On September 5, 2008, a committee of Cypress’s Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by Cypress to Cypress’s stockholders. On September 29, 2008, the first day of Cypress’s fourth quarter of fiscal 2008, Cypress completed the distribution of 42.0 million shares of SunPower Class B common stock to Cypress’s stockholders (the “Spin-Off”). The distribution was made pro rata to Cypress’s stockholders of record as of the close of trading on the New York Stock Exchange on September 17, 2008 (the “Record Date”). As a result of the Spin-Off, each Cypress stockholder received approximately 0.274 of a share of SunPower Class B common stock for each share of Cypress’s common stock held as of the Record Date. Cypress’s stockholders received cash in lieu of fractional shares for amounts of less than one SunPower share. The market value of the distribution was approximately $2.6 billion based on the closing price of SunPower’s common stock on September 29, 2008.

Cypress received a favorable ruling from the Internal Revenue Service in April 2008 with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the Spin-Off. The distribution was structured to be tax-free to Cypress and its stockholders for U.S. federal income tax purposes, except in respect to cash received in lieu of fractional shares.

Subsequent to the Spin-Off, Cypress’s Chief Executive Officer and one of Cypress’s Board members continue to serve on the board of SunPower.

Discontinued Operations:

Cypress’s historical consolidated financial statements have been restated to account for SunPower as discontinued operations for all periods presented. Accordingly, Cypress has reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The assets, liabilities and minority interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheets.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Employee Loan Program:

In conjunction with the Spin-Off, the Board approved a limited loan program to qualified employees (excluding executive officers) that would assist holders of options in paying the exercise price for options including the ability to convert unvested options into unvested restricted shares. The loan program was limited to $50.0 million in aggregate loans. The offering period for the loan program ended on December 28, 2008 and no employees participated.

Restricted Stock Unit Exchange Offer:

In conjunction with the Spin-Off, the Board authorized an exchange offer for all outstanding restricted stock units, including performance-based restricted stock units, granted under the 1994 Amended Stock Option Plan and held by U.S. employees to provide holders with an opportunity to exchange their restricted stock units for an equal number of restricted stock awards of Cypress’s common stock with an identical vesting schedule, which would allow such holders to make an election under Section 83(b) of the Internal Revenue Code to accelerate their recognition and measurement of ordinary income and to commence their long-term capital gains holding period. The exchange offer expired on September 25, 2008, and 29 employees participated in the program, including our CEO and other named executive officers, and exchanged 1.0 million shares.

Adjustments to Cypress’s Stock Plans:

On August 1, 2008, the Board approved certain adjustments to Cypress’s 1994 Stock Option Plan and 1999 Amended Stock Option Plan (together, the “Plans”) and outstanding employee equity awards in anticipation of the Spin-Off. These adjustments were similar to the provisions in the Plans providing for automatic adjustment of service provider equity awards and share pools pursuant to a Cypress stock split or similar change in capitalization effected without receipt of consideration by Cypress. Specifically, the Board approved amendments to make proportionate adjustments effective immediately following the Spin-Off to: (a) the number of authorized but unissued shares reserved for issuance under the Plans, (b) the numerical provisions under the Plans’ annual grant limits and automatic option grant sections, including automatic grants to Board members, and (c) outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. The Board further approved the amendment of outstanding options under the Plans to permit, subject to timing limitations and management discretion, both net exercise (a portion of the shares subject to options surrendered as payment of the aggregate exercise price) and early exercise (exercise of unvested shares subject to a stock restriction agreement).

In addition, the Board approved certain adjustments with respect to its Employee Stock Purchase Plan (“ESPP”) to offset the decrease in Cypress’s common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of Cypress’s common stock and maximum number of shares participants may purchase under the ESPP.

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

The modification of the outstanding employee equity awards and the ESPP on August 1, 2008 resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $61.9 million, net of forfeitures was recognized in fiscal 2008 and the remaining $90.7 million will be recognized over the remaining vesting periods on an accelerated basis.

Convertible Debt Tender Offer

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million aggregate principal amount of the outstanding 1.00% Convertible Senior Notes (“1.00% Notes”). In total $582.4 million aggregate principal amount of the 1.00% Notes were tendered. In accordance with the terms of the tender offer, Cypress accepted $531.3 million of the tendered 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the 1.00% Notes on a pro rata basis. The pro-ration was based on the ratio of the principal amount of the 1.00% Notes tendered by a holder to the total principal amount of the 1.00% Notes tendered by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash and recorded a debt extinguishment loss of $170.7 million in the third quarter of fiscal 2008.

Pursuant to the Indenture, the Spin-Off of SunPower (see Note 2 of Notes to Consolidated Financial Statements) constituted both a fundamental change and a make-whole fundamental change to the 1.00% Notes. Consequently, the remaining holders were permitted to require Cypress to purchase their 1.00% Notes on December 17, 2008, the fundamental change purchase date, in cash at a price equal to $1,000 principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. On December 17, 2008, Cypress repurchased $28.7 million of the 1.00% Notes.

Acquisition

In September 2008, Cypress completed the acquisition of Simtek Corporation (“Simtek”), a publicly traded manufacturer of non-volatile static random access memory (“nvSRAM”) integrated circuits used in a variety of systems. Simtek’s nvSRAM products provide the high-speed memory access of standard SRAM’s, but retain data when power is turned off – a feature critical to applications where secure data storage is essential to system functionality. The acquisition will enable Cypress to integrate Simtek’s nvSRAM technology into many of Cypress’s products, providing a highly integrated control and power failure solution for complex analog and digital systems and accelerating acceptance of Cypress’s products in various applications and markets. The total purchase consideration of the acquisition was $48.5 million.

Goodwill Impairment

During the fourth quarter of fiscal 2008 we performed our annual assessment of the carrying value of our goodwill balance. As a result of the significant negative industry and economic trends affecting our current operations and expected future growth as well as the general decline of industry valuations impacting our valuation, we determined that our goodwill, including the goodwill applicable to the Simtek acquisition was impaired. We recorded an impairment loss of $351.3 million for the year ended December 28, 2008.

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

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. Since all of Cypress’s newer products are being designed on more advanced process technologies, management believes that it is more cost effective to shift manufacturing elsewhere than to retool the facility in Texas. In addition, management believes that there is currently sufficient cost-competitive foundry capacity in Asia enabling Cypress to achieve lower manufacturing costs. The Texas facility ceased operations as of the end of fiscal 2008.

Conversion of Distributors

Prior to fiscal 2008, Cypress had sales agreements with certain independent distributors in Asia, including Japan, that did not provide these distributors with price protection or rights of return. As such, revenues were recognized upon shipment. During the first quarter of fiscal 2008, Cypress negotiated new terms with these distributors. Under the new terms, these distributors were provided with allowances such as price protection and stock rotation rights. Given the uncertainties associated with the rights provided to these distributors, revenues and costs related to sales to these distributors are deferred until the products are sold by the distributors to the end customers.

The objective of this conversion is to enable us in the long term to achieve higher gross margin dollars in Asia as the new terms also enhance our ability to manage the end customer sales. In addition, we will be able to provide design registration for our rapidly growing proprietary businesses and align our distribution and revenue recognition policies consistently across the world.

As a result of changing the terms of these distributor agreements, we were required to change from recognizing revenue at the time of shipment to recognizing revenue upon sales to the ultimate end customers. The impact of this change resulted in: (1) the deferral of approximately $20.8 million of revenue that would have been recognized under the previous sales terms, and (2) an increase in our net loss of approximately $10.8 million for the first quarter of fiscal 2008.

RESULTS OF OPERATIONS

Revenues

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Consumer and Computation Division	$315,718	$357,671	$334,237
Data Communications Division	129,930	117,755	131,930
Memory and Imaging Division	312,410	330,305	342,276
Other	7,658	15,866	46,600

Total revenues	$765,716	$821,597	$855,043

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased $42.0 million in fiscal 2008, or approximately 12%, compared to fiscal 2007. The distributor conversion contributed $12.1 million of the decrease between fiscal periods. After giving effect to the distributor conversion, the decrease was primarily attributable to a decrease of $23.2 million in sales of our USB products and $9.1 million in sales of our general-purpose timing solutions mainly due to softening demand as a result of the economic downturn and increased competition in the consumer market. After giving effect to the distributor conversion, revenues from our PSoC solutions were unchanged in fiscal 2008 compared to fiscal 2007. Despite the current challenging economic environment, our PSoC product families continue to gain new design wins, expand its customer base and increase market penetration in a variety of end-market applications.

Revenues from the Consumer and Computation Division increased $23.4 million in fiscal 2007, or approximately 7%, compared to fiscal 2006. The increase was primarily attributable to an increase of $44.6 million in sales of our PSoC solutions, driven by new design wins, expansion of our customer base and continued market penetration in a variety of end-market applications. In addition, the increase was attributable to the continued adoption of our family of USB products in PC applications and consumer devices, which contributed an increase of $17.8 million in revenues. These increases were partially offset by a decrease of $23.3 million in sales of our general-purpose clock products primarily due to slowing demand in the base-station and gaming market and increased competition, and $15.7 million in sales of our PC clock products as we divested the product families in fiscal 2006.

Data Communications Division:

Revenues from the Data Communications Division increased $12.2 million in fiscal 2008, or approximately 10%, compared to fiscal 2007. The increase was primarily attributable to an increase of $39.3 million in sales of our West Bridge controllers resulting from increased production and shipments to cell phone manufacturers. This increase was partially offset by $12.9 million in sales of our network search engine products as we divested the product families during fiscal 2007, and a decrease of $10.3 million in sales of our physical layer devices primarily due to the decline in military shipments.

Revenues from the Data Communications Division decreased $14.2 million in fiscal 2007, or approximately 11%, compared to fiscal 2006. The decrease was primarily attributable to a decrease of $27.2 million in sales of our network search engine products as we divested the product families in fiscal 2007 and our specialty memory products due to the continued slowdown in demand in the base-station market. The decrease was partially offset by an increase of $10.1 million in sales of our new West Bridge controllers due to increased production and shipments to certain cell phone manufacturers.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division decreased $17.9 million in fiscal 2008, or approximately 5%, compared to fiscal 2007. The distributor conversion contributed $7.1 million of the decrease between fiscal periods. After giving effect to the distributor conversion, the decrease was primarily attributable to a decrease of $16.2 million in sales of our pseudo-SRAM products as they were discontinued in fiscal 2007, offset by a $6.2 million increase in sales of other memory products due to increased demand for consumer and communication applications.

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

Other:

Revenues from the Other segment decreased $8.2 million in fiscal 2008, or approximately 52%, compared to fiscal 2007. The decrease in revenues was primarily due to the divestiture of our Silicon Valley Technology Center (“SVTC”) business in fiscal 2007, which contributed $6.3 million of revenues in fiscal 2007.

Revenues from the Other segment decreased $30.7 million in fiscal 2007, or approximately 66%, compared to fiscal 2006. The decrease in revenues was primarily due to the divestiture of our SVTC business in fiscal 2007. SVTC contributed $32.3 million of revenues in fiscal 2006 compared to $6.3 million in fiscal 2007.

Cost of Revenues / Gross Margin

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Cost of revenues	$424,719	$445,870	$449,973
Gross margin	45.0%	45.7%	47.4%

The decrease in the gross margin in fiscal 2008 compared to fiscal 2007 was primarily due to reduced factory utilization as we proactively managed inventory levels to a lowered end-customer demand resulting from the economic downturn. In addition, stock-based compensation expense allocated to cost of revenues increased $14.8 million mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. Gross margin has also been impacted by the timing of inventory adjustments related to inventory write-downs and the subsequent sale of these written-down products caused by the general state of our business. During fiscal 2008, the net impact of the inventory adjustments was a charge of $1.0 million compared to a charge of $4.1 million in fiscal 2007.

The decrease in the gross margin in fiscal 2007 compared to fiscal 2006 was primarily due to the divestiture of our high-margin SVTC business in fiscal 2007, coupled with the absorption of fixed manufacturing costs in our manufacturing facilities. The gross margin has also been impacted by the timing of inventory adjustments related to inventory write- downs and the subsequent sale of these written-down products caused by the general state of our business. During fiscal 2007, the net impact of the inventory adjustments was a charge of $4.1 million compared to a benefit of $2.1 million in fiscal 2006. In addition, stock-based compensation expense allocated to cost of revenues increased $5.0 million in fiscal 2007 compared to fiscal 2006.

Research and Development (“R&D”)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
R&D expenses	$193,522	$174,240	$232,608
As a percentage of revenues	25.3%	21.2%	27.2%

R&D expenses increased $19.3 million in fiscal 2008 compared to fiscal 2007. The increase was primarily due to an increase of $23.2 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. This increase was partially offset by the favorable impact of $4.3 million related to amounts recorded under our employee deferred compensation plan.

R&D expenses decreased $58.4 million in fiscal 2007 compared to fiscal 2006. The decrease in R&D expenses was primarily driven by the reduction of employee-related costs of $20.8 million and other cost savings of $28.0 million. These cost reductions were mainly attributable to the divestitures of non-strategic product lines and businesses which resulted in reduced R&D activities in fiscal 2007, coupled with the termination of certain employees related to process technology development.

Selling, General and Administrative (“SG&A”)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
SG&A expenses	$248,579	$194,545	$165,309
As a percentage of revenues	32.5%	23.7%	19.3%

SG&A expenses increased $54.0 million in fiscal 2008 compared to fiscal 2007. The increase was primarily attributable to an increase of $22.9 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off, an increase of $16.3 million in other employee-related costs primarily due to additional headcount in sales and marketing functions as we continue to invest in new products, a decrease of a $7.3 million benefit related to the release of the loan reserve under our employee stock purchase assistance plan, and an increase of $4.6 million in legal costs and other professional fees. This increase was partially offset by the favorable impact of $6.0 million related to amounts recorded under our employee deferred compensation plan.

SG&A expenses increased $29.2 million in fiscal 2007 compared to fiscal 2006. The increase in SG&A expenses was primarily attributable to an increase of $14.6 million in stock-based compensation expense, higher employee-related costs of $9.1 million primarily due to additional headcount in the sales and marketing functions and an increase of $8.6 million in legal costs and other professional fees. This increase was partially offset by a $7.5 million benefit related to the release of the loan reserve under our stock purchase assistance plan.

Amortization of Acquisition-Related Intangible Assets

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Amortization of acquisition-related intangible assets	$5,830	$7,901	$11,183
As a percentage of revenues	0.8%	1.0%	1.3%

Amortization expense decreased $2.1.million in fiscal 2008 compared to fiscal 2007 and decreased $3.3 million in fiscal 2007 compared to fiscal 2006. The decrease was primarily attributable to a decrease in the amortization expense of certain purchased technology intangibles as they had been fully amortized.

Impairment of Goodwill

We performed our annual assessment of the carrying value of our goodwill balance during the fourth quarter of fiscal 2008. Because of the significant negative industry and economic trends affecting our current operations and expected future growth as well as the general decline of industry valuations impacting our valuation, we determined that our goodwill was impaired and recorded an impairment loss of $351.3 million for the year ended December 28, 2008.

The following table indicates the number of reporting units tested for goodwill and the amount of goodwill impairment recorded in each reportable segment:

Reportable Segments	Number of Reporting Units	Goodwill Impairment
Consumer and Computation Division	Three	$97.9 million
Data Communications Division	Two	$138.4 million
Memory and Imaging Division	Two	$115.0 million

Impairment Loss Related to Synthetic Lease

We held a synthetic lease for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The lease was terminated in fiscal 2007. In connection with the synthetic lease, we recorded impairment charges of $7.0 million and $2.7 million during fiscal 2007 and 2006, respectively. See “Off-Balance Sheet Arrangement” below for further discussion.

Restructuring

We recorded restructuring charges of $21.6 million, $0.6 million and $0.5 million during fiscal 2008, 2007 and 2006, respectively. Subsequent to the year end, on February 24, 2009, we announced restructuring actions to eliminate approximately 230 additional positions at an expected cost of $7.6 million. See Note 20 of our Consolidated Financial Statements. The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Fiscal 2008 Restructuring Plan	$11,783	$—	$—
Fiscal 2007 Restructuring Plan	9,860	583	—
Other	—	—	489

Total restructuring charges	$21,643	$583	$489

Fiscal 2008 Restructuring Plan:

During the third quarter of fiscal 2008, we initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008 Restructuring Plan”). In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (SFAS No. 112) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recorded a total of $11.8 million under the Fiscal 2008 Restructuring Plan, of which $11.6 million was related to personnel costs and $0.2 million was related to other exit costs. The determination of when we accrue for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Provision	$11,611
Non cash	(162)
Cash payments	(4,075)

Balance as of December 28, 2008	$7,374

We expect to eliminate approximately 375 positions and recorded total provisions of $11.6 million related to severance and benefits. The following table summarizes certain information related to the positions:

Locations	Number of Employees
Manufacturing facility in the Philippines	130
Manufacturing facility in Minnesota	160
Corporate and other	85

Total	375

In the fourth quarter of 2008 we substantially completed the terminations of the manufacturing employees of the Philippines and Minnesota locations. As of year end about 190 employees remained with us and we expect the majority of the employee terminations to be completed by the second quarter of fiscal 2009.

Fiscal 2007 Restructuring Plan:

During the fourth quarter of fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). Under the Fiscal 2007 Restructuring Plan, we transitioned production from the Texas facility to our more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. The Fiscal 2007 Restructuring Plan includes the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility. The Fiscal 2007 Restructuring Plan does not involve the discontinuation of any material product lines or other functions.

To date, we recorded total restructuring charges of $10.5 million related to the Fiscal 2007 Restructuring Plan, of which $9.9 million was recorded in fiscal 2008 and $0.6 million was recorded in fiscal 2007. Of the total restructuring charges, $7.4 million was related to personnel costs and $3.1 million was related to property, plant and equipment and other facility costs.

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Initial provision	$355
Cash payments	—

Balance as of December 30, 2007	355
Additional provision	7,029
Cash payments	(4,663)

Balance as of December 28, 2008	$2,721

Approximately 50 employees of the 210 positions that were eliminated in the Texas facility remained with us at the end of fiscal 2008. .These employees are primarily in manufacturing functions. We expect to complete the termination of the remaining employees by the first quarter of fiscal 2009.

Property, Plant and Equipment:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As management has committed to a plan to dispose of the assets associated with the facility by sale, we have classified the assets as held for sale and valued the assets at the lower of their carrying amount or fair value. Fair value was determined by prices to be received from buyers of the assets or by market prices estimated by third parties that specialize in sales of such assets. Based on this analysis, we recorded a write-down of $1.8 million related to the assets. In addition, we recorded $1.7 million of related disposal and other exit costs.

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet as of December 28, 2008:

(In thousands)
Land	$994
Equipment	1,112
Buildings and leasehold improvements	6,430

Total property, plant and equipment, net	$8,536

We expect to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009, however, our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Gain on Divestitures

We recorded total gain on divestitures of $10.0 million, $18.0 million and $14.7 million during fiscal 2008, 2007 and 2006, respectively.

Fiscal 2008:

In fiscal 2008, we completed the sale of certain product lines of our subsidiary, Silicon Light Machines (“SLM”), to Dainippon Screen Manufacturing Co. Ltd. in Japan for $11.0 million in cash. SLM was a part of our “Other” reportable segment. The divestiture included SLM’s micro-electro-mechanical system solutions for commercial printing and other imaging applications. We retained SLM’s laser optical navigation sensor product family.

In connection with the divestiture, we recorded a gain of $10.0 million in fiscal 2008. The following table summarizes the components of the gain:

(In thousands)
Cash proceeds	$11,000
Assets sold and liabilities assumed:
Accounts receivable and inventories	(1,700)
Other	816
Transaction costs	(150)

Gain on divestiture	$9,966

Fiscal 2007:

The following table summarizes the divestitures completed in fiscal 2007:

Product Families / Businesses	Reportable Segments	Buyers	Total Consideration
A portion of the image sensors product families	Memory and Imaging Division	Sensata Technologies	$11.0 million in cash
Silicon Valley Technology Center (“SVTC”)	Other	Semiconductor Technology Services	$53.0 million in cash
A portion of the network search engine (“NSE”) product families	Data Communications Division	NetLogic Microsystems	$14.4 million in cash

In connection with the divestitures, we recorded total gain of $18.0 million for the year ended December 30, 2007. The following table summarizes the components of the gain:

	Image Sensors	SVTC	NSE	Total
	(In thousands)
Cash proceeds	$11,000	$52,950	$14,448	$78,398
Assets sold:
Accounts receivable	—	(3,927)	—	(3,927)
Inventories	(1,438)	—	(2,375)	(3,813)
Property, plant and equipment	—	(37,823)	—	(37,823)
Intangible assets	(4,581)	—	—	(4,581)
Other	(515)	—	—	(515)
Allocated goodwill	(2,306)	—	(4,872)	(7,178)
Employee-related costs	(1,093)	—	—	(1,093)
Transaction costs	(845)	(640)	(25)	(1,510)

Gain on divestitures	$222	$10,560	$7,176	$17,958

Fiscal 2006:

The following table summarizes the divestitures completed in fiscal 2006:

Product Families	Reportable Segments	Buyers	Total Consideration
Personal computer (“PC”) clock product families	Consumer and Computation Division	Spectra Linear	$14.4 million in cash and stock
A portion of the NSE product families	Data Communications Division	NetLogic Microsystems	$58.5 million in stock

In connection with the divestiture of the PC clock product families, Spectra Linear paid us $8.0 million in cash and issued to us 7.4 million shares of its series B preferred stock, which equaled approximately 15% of Spectra Linear’s fully diluted shares at the closing date of the transaction. The preferred stock is 2006 was valued at $6.4 million and was based on the latest round of financing completed by Spectra Linear. In fiscal 2008 the preferred stock we received was written down to zero which was based upon various factors including a valuation prepared by a third party and Cypress’s decision not to participate in the latest round of financing.

In connection with the divestiture of the NSE product families, NetLogic Microsystems issued to us approximately 1.7 million shares of its common stock. The common stock was valued at $58.5 million, which was determined based on the stock price of NetLogic Microsystems on the closing date of the transaction. The common stock that Cypress received was sold during fiscal 2006.

In connection with the divestitures, we recorded total gain of $14.7 million for the year ended December 31, 2006. The following table summarizes the components of the gain:

	PC Clock	NSE	Total
	(In thousands)
Cash proceeds	$8,000	$—	$8,000
Value of capital stock received	6,406	58,531	64,937
Assets sold:
Inventories	(1,664)	(2,716)	(4,380)
Intangible assets	—	(1,037)	(1,037)
Other	(422)	(268)	(690)
Allocated goodwill	(2,840)	(44,070)	(46,910)
Employee-related costs	(233)	(2,799)	(3,032)
Transaction costs	(515)	(1,643)	(2,158)

Gain on divestitures	$8,732	$5,998	$14,730

Interest Income

Interest income decreased $16.7 million in fiscal 2008 compared to fiscal 2007. The decrease in interest income was primarily attributable to lower interest rates in the market, and the impact of lower interest rates as we shifted our portfolio to safer and more liquid investments, coupled with lower average cash and investment balances during fiscal 2008.

Interest income increased $17.0 million in fiscal 2007 compared to fiscal 2006. The increase in interest income was primarily attributable to an increase of $19.4 million of interest income driven by higher average cash and investment balances, coupled with higher interest rates. The increase was partially offset by a decrease of $1.3 million of interest income from the employee stock purchase assistance plan due to lower outstanding loan balances.

Interest Expense

Interest expense decreased $1.1 million in fiscal 2008 compared to fiscal 2007. The decrease was primarily attributable to a decrease of $1.1 million of interest expense related to Cypress’s 1.25% convertible subordinated notes (“1.25% Notes”), which were fully redeemed in February 2007. Interest expense related to Cypress’s 1.00% Notes, which were issued in March 2007, was unchanged in fiscal 2008 compared to fiscal 2007.

Interest expense decreased $1.8 million in fiscal 2007 compared to fiscal 2006. The decrease was primarily attributable to a decrease of $6.5 million of interest expense related to Cypress’s 1.25% Notes, which were fully redeemed in February 2007. This decrease was partially offset by an additional $4.7 million of interest expense related to Cypress’s 1.00% Notes, which were issued in March 2007.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We will be adopting FSP APB 14-1 in the first quarter of fiscal 2009 and will be required to record additional non-cash interest expense of approximately $2.0 million over the remaining term of our outstanding convertible debt which is due in September 2009.

Loss on Extinguishment of Debt

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million aggregate principal amount of the outstanding 1.00% Notes. In total $582.4 million aggregate principal of the 1.00% Notes were tendered. In accordance with the terms of the tender offer, Cypress accepted $531.3 million of the tendered 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the 1.00% Notes on a pro rata basis. The pro-ration was based on the ratio of the principal amount of the 1.00% Notes tendered by a holder to the total principal amount of the 1.00% Notes tendered by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash and recorded a debt extinguishment loss of $170.7 million in the third quarter of fiscal 2008.

Gain on Sale of SunPower’s Common Stock

In fiscal 2008, Cypress sold 2.5 million shares of SunPower Class A common stock (which were converted from Class B) in a private sale and received net proceeds of $222.5 million. The transaction resulted in a gain of $192.0 million in fiscal 2008.

In fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower Class A common stock (which were converted from class B common stock) in a private sale. As a result of the transaction, Cypress received net proceeds of $437.3 million and recorded a gain of $373.2 million in fiscal 2007.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Amortization of debt issuance costs	$—	$(4,502)	$(3,721)
Write-off of debt issuance costs	(1,557)	(11,660)	—
Gain on investments in equity securities	—	929	10,027
Impairment of investments	(13,355)	(1,903)	(5,325)
Changes in fair value of investments under the deferred compensation plan	(10,643)	1,138	2,128
Foreign currency exchange gain (loss), net	2,925	(5,495)	(1,498)
Other	(656)	598	695

Total other income (expense), net	$(23,286)	$(20,895)	$2,306

Write-Off of Unamortized Debt Issuance Costs:

Our 1.00% Notes contain a common stock price conversion test, under which holders are able to exercise their right to convert the convertible notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress’s common stock closes at a price in excess of 130% of the initial conversion price. In December 2007, the common stock price conversion test was met for the 1.00% Notes, giving the holders the right to convert the convertible debt during the first quarter of fiscal 2008. As a result of this triggering event, we wrote off the unamortized debt issuance costs of $8.6 million, of which $1.6 million was recorded in the first quarter of fiscal 2008 and $7.0 million was recorded in the fourth quarter of fiscal 2007.

During the first quarter of fiscal 2007, we redeemed all of our 1.25% Notes. As a result, we wrote off the unamortized debt issuance costs of $4.7 million.

Gain on Investments in Equity Securities:

During fiscal 2007, we sold our equity investments in two publicly traded companies for $4.5 million and recognized total gains of $0.9 million.

During fiscal 2006, we completed the sale of our equity investments in two publicly traded companies for $64.8 million and recognized total gains of $7.1 million. In addition, one of the privately held companies in which we held an equity investment was acquired by a public company, resulting in us receiving shares of the public company. As a result of the transaction, we recognized a gain of $2.9 million during fiscal 2006.

Impairment of Investments:

The following table summarizes the impairment loss related to our investments:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except per-share amounts)
Debt securities:
Commercial paper	$253	$435	$—

Auction rate securities	3,860	—	—

Corporate bonds	562	—	—
Equity securities:

Marketable equity securities	86	601	4,442
Non-marketable equity securities	8,594	867	883

Total impairment loss	$13,355	$1,903	$5,325

Auction Rate Securities:

Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every 7 to 49 days through an auction process. At the end of each reset period, investors can sell when the auction market is performing as intended or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of December 28, 2008, all auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies. Subsequent to the year-end, 5% of the student loan auction rate securities have been downgraded from AAA to Baa3. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

As of December 28, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $34.9 million as long-term investments as of December 28, 2008.

During fiscal 2008, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used for the fourth quarter of fiscal 2008 were as follows:

•	7 years to liquidity;

•	continued receipt of amounts that approximate the contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 4.0%—5.3%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of December 28, 2008, representing a decline in value of approximately $3.9 million. Given the prolonged lack of liquidity in the market for auction rate securities and the continued decline in the valuation of these investments, management determined that the decline in value was other-than-temporary and recorded an impairment charge of $3.9 million in fiscal 2008.

Equity Securities:

We have equity investments in both public and privately held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our impairment assessment on investments in privately held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and discounted cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise. We recorded impairment charges of $8.7 million, $1.5 million and $5.3 million in fiscal 2008, 2007 and 2006, respectively, as we determined that the decline in value of our equity investments in certain public and privately held companies was other-than-temporary.

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

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$(10,643)	$1,138	$2,128
Changes in fair value of liabilities recorded in:
Cost of revenues	2,129	(679)	(871)
R&D expenses	3,560	(782)	(1,003)
SG&A expenses	5,437	(596)	(765)

Total income (expense), net	$483	$(919)	$(511)

Income Taxes

We recorded an income tax expense of $7.9 million in fiscal 2008, compared to an expense of $5.6 million in fiscal 2007 and an expense of $4.9 million in fiscal 2006. The tax expense in fiscal 2008 was primarily attributable to the nondeductible goodwill impairment and debt extinguishment losses, the utilization of foreign tax credits and the amortization of deferred tax liabilities associated with purchased intangible assets, partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries and U.S. federal alternative minimum tax and state taxes. The tax expense in fiscal 2007 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries and U.S. federal and state alternative minimum tax, partially offset by the amortization of deferred tax liabilities associated with purchased intangible assets. The tax expense in fiscal 2006 was primarily attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries, partially offset by the amortization of purchased intangibles and a release of previously accrued taxes. Our effective tax rate varies from the U.S. statutory rate primarily due to our assessment of the utilization of loss carryovers and earnings of foreign subsidiaries taxed at different rates. Deferred tax assets of $214.3 million at December 28, 2008 were fully reserved due to the uncertainty of realization of the assets.

During fiscal 2008, Cypress completed the sale of 2.5 million shares of SunPower’s common stock which resulted in a gain of $192.0 million from the transaction. Alternative minimum tax has been accrued on the taxable portion of the gain remaining after offset by net operating loss carryovers and foreign tax credits.

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

Non-U.S. tax authorities are conducting tax audits of our subsidiaries in India for fiscal 2004 and 2005 and in Switzerland for fiscal 2006. As of December 28, 2008, no material adjustments to the tax liabilities have been proposed by other foreign tax authorities. However, the foreign tax authorities have not completed their examinations and there can be no assurance that there will be no material adjustments upon the completion of their reviews.

Discontinued Operations:

In accordance with SFAS No. 144, our historical consolidated financial statements have been recast to account for SunPower as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The assets, liabilities and minority interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheets.

The following table summarizes the results of operations related to the discontinued operations through the date of the Spin-off:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Revenues	$1,037,252	$774,790	$236,510
Costs and expenses, net	923,358	771,089	207,726

Income from discontinued operations before income taxes and minority interest	113,894	3,701	28,784
Income tax benefit (provision)	(50,445)	5,920	(1,945)
Minority interest in income from discontinued operations	(31,564)	(4,309)	(6,373)

Income from discontinued operations, net of income taxes and minority interest	$31,885	$5,312	$20,466

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our consolidated cash and investments, working capital and convertible debt:

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Cash, cash equivalents and short-term investments	$237,792	$1,035,738

Working capital	$247,421	$572,992

Convertible debt	$27,999	$600,000

Key Components of Cash Flows

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Net cash provided by operating activities of continuing operations	$110,717	$129,165	$178,070
Net cash provided by (used in) investing activities of continuing operations	$337,376	$402,968	$(78,689)
Net cash provided by (used in) financing activities of continuing operations	$(1,051,787)	$28,370	$70,945

Fiscal 2008:

Net cash provided by operating activities decreased $18.4 million in fiscal 2008 compared to fiscal 2007. Operating cash flows in fiscal 2008 were primarily driven by a net loss of $430.3 million from continuing operations adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, a debt extinguishment loss, a gain on sale of SunPower’s common stock, impairment losses, write-off of debt issuance costs, restructuring charges and changes in operating assets and liabilities. The decrease in accounts receivable was primarily driven by lower sales. The increase in inventories was primarily attributable to a last-time build program on certain products manufactured in Cypress’s Texas facility, which ceased operations at the end of fiscal 2008, as well as an increase in stock-based compensation capitalized into inventory.

Net cash provided by investing activities decreased $65.6 million in fiscal 2008 compared to fiscal 2007. During fiscal 2008, our investing activities primarily included: (1) Cypress’s sale of SunPower common stock, which generated net proceeds of $222.5 million, (2) proceeds of $185.8 million from sales or maturities of our investments, net of purchases, and (3) proceeds of $11.0 million from a divestiture. These cash inflows were partially offset by: (1) $42.1 million of property and equipment expenditures, and (2) $41.6 million used in acquisitions of businesses, net of cash acquired.

Net cash used in financing activities increased $1.1 billion in fiscal 2008 compared to fiscal 2007. During fiscal 2008, our financing activities primarily included: (1) redemption of our 1.00% Notes which used $742.6 million, and (2) $375.6 million was used to repurchase our common shares. These cash outflows were partially offset by: (1) proceeds of $55.6 million from the issuance of common shares under our employee stock plans, and (2) proceeds of $7.8 million from the termination of a portion of the convertible note hedge and warrants related to our 1.00% Notes.

Fiscal 2007:

During fiscal 2007, net cash provided by operations decreased $48.9 million in fiscal 2007 compared to fiscal 2006. Operating cash flows in fiscal 2007 were primarily driven by net income of $389.0 million, adjusted for non-cash items including the one-time gain on Cypress’s sale of SunPower’s common stock, depreciation and amortization, stock-based compensation expense, impairment losses, gains on investments and divestitures, write-off of debt issuance costs, and changes in operating assets and liabilities. The decrease in accounts receivable was primarily attributable to lower sales. The increase in inventories was primarily attributable to the growth in our proprietary products.

Net cash provided by investing activities increased $481.7 million in fiscal 2007 compared to fiscal 2006. For fiscal 2007, investing activities primarily included: (1) Cypress’s sale of 7.5 million shares of SunPower common stock, which generated net proceeds of $437.3 million, (2) receipt of $78.4 million from our divestitures, and (3) proceeds of $27.6 million from the collection of our employee loans. These cash inflows were partially offset by: (1) purchases of $109.3 million of investments, net of proceeds from sales and maturities, and (2) $36.8 million of property and equipment expenditures.

Net cash provided by financing activities decreased $42.6 million in fiscal 2007 compared to fiscal 2006. For fiscal 2007, financing activities primarily included: (1) receipt of $600.0 million from the issuance of our 1.00% Notes, and (2) issuance of common shares under our employee stock plans, which generated $212.1 million. These cash inflows were partially offset by: (1) repurchases of our common shares under the accelerated share repurchase program, which used $571.0 million, (2) redemption of our 1.25% Notes, which resulted in payments of approximately $179.7 million, (3) purchase of a convertible note hedge and issuance of warrants related to our 1.00% Notes, which used $17.0 million, and (4) payments of approximately $12.9 million in debt issuance costs.

Fiscal 2006:

Net cash provided by operations increased $113.0 million in fiscal 2006 compared to fiscal 2005. This increase was primarily due to net income of $19.0 million generated in fiscal 2006 compared with a net loss incurred in fiscal 2005, adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, gain on divestitures and investments, and changes in operating assets and liabilities.

Net cash used in investing activities increased $20.5 million in fiscal 2006 compared to fiscal 2005. We spent approximately $120.9 million for purchases of property and equipment during fiscal 2006. These uses of cash were partially offset by: (1) proceeds of $28.0 million from sales or maturities of our investments, net of purchases, and (2) proceeds from the collection of employee loans totaling $14.5 million.

Cash provided by financing activities increased $63.1 million in fiscal 2006 compared to fiscal 2005. We received proceeds of $76.7 million from the issuance of common stock under our employee stock plans, and we used $6.2 million to repay outstanding borrowings.

Liquidity

Convertible Debt:

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million aggregate principal amount of the 1.00% Notes. In total $582.4 million aggregate principal amount of the 1.00% Notes were tendered. In accordance with the terms of the tender offer, Cypress accepted $531.3 million of the validly tendered 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the 1.00% Notes on a pro-rata basis. The pro-ration was based on the ratio of the principal amount of the 1.00% Notes tendered by a holder to the total principal amount of the 1.00% Notes tendered by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash in the third quarter of fiscal 2008.

In November 2008, Cypress made open market purchases of approximately $12.1 million of the outstanding 1.00% Notes at a slight discount to par, plus accrued interest.

Pursuant to the applicable Indenture, the Spin-Off of SunPower constituted both a fundamental change and a make-whole fundamental change to the 1.00% Notes. Consequently, the remaining holders were permitted to require Cypress to purchase their 1.00% Notes on December 17, 2008, , in cash at a price equal to $1,000 principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. On December 17, 2008, Cypress repurchased the principal amount of $28.7 million of the 1.00% Notes.

Holders who did not have their 1.00% Notes repurchased by Cypress maintain the right to convert their 1.00% Notes in accordance with and subject to the terms of the Indenture. The 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the 1.00% Notes or the conversion value. If the conversion value of the 1.00% Notes is greater than $1,000, then the excess conversion value will be convertible into cash or shares of Cypress’s common stock, or a combination of cash and shares, at Cypress’s election. As of December 28, 2008, the conversion price of the 1.00% Notes was $5.64 per share.

As of December 28, 2008 we have $28.0 million outstanding and holders cannot currently convert, but will have the right to convert after June 15, 2009. Holders who convert after June 15, 2009 will not receive a make-whole adjustment unless there is another fundamental change. The amount that will be paid on conversion will be calculated based on the 20 trading days beginning on August 13, 2009, the 22nd trading day prior to the maturity date of September 15, 2009.

Auction Rate Securities:

As of December 28, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $34.9 million as long-term investments as of December 28, 2008.

During fiscal 2008, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows.

Based on the discounted cash flows, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of December 28, 2008. Given the prolonged lack of liquidity in the market for auction rate securities and the continued decline in the valuation of these investments, management determined that the decline in value was other-than-temporary and recorded an impairment charge of $3.9 million in fiscal 2008.

Stock Repurchase Program:

In fiscal 2007, the Board authorized a stock repurchase program of up to $300.0 million. In fiscal 2008, the Board approved an additional $300.0 million, bringing the total amount that may be used for stock purchases to $600.0 million under the stock repurchase program. Stock repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The program may be limited or terminated at any time without prior notice.

During fiscal 2008, Cypress used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. Prior to the spin-off of SunPower, Cypress used $277.1 million in cash to repurchase approximately 12.6 million shares at an average share price of $21.95 and post spin off Cypress used $98.5 million in cash to repurchase approximately 24.5 million shares at an average share price of $4.03. As of December 28, 2008, the remaining balance available for future stock repurchases was $224.4 million under the stock repurchase program.

Based upon the ending stock price at December 28, 2008, management does not anticipate spending more than $30.0 million for stock repurchases in fiscal 2009.

In January and February 2009, Cypress used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59.

Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2008:

	Payments Due by Years
	Total	2009	2010 and 2011	2012 and 2013	After 2013
	(In thousands)
Convertible debt:
Principal	$27,999	$27,999	$—	$—	$—
Interest	198	198	—	—	—
Operating lease commitments	26,153	8,272	10,191	5,495	2,195
Purchase obligations (1)	107,650	103,675	3,975	—	—

Total contractual obligations	$162,000	$140,144	$14,166	$5,495	$2,195

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

As of December 28, 2008, our unrecognized tax benefits were $22.0 million, which were classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, this amount is not included in the table above.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of December 28, 2008, in addition to $204.7 million in cash and cash equivalents, we had $33.0 million invested in short-term investments for a total cash and short-term investment position of $237.7 million that is available for use in current operations. In addition, we had $35.7 million of long-term investments primarily consisting of auction rate securities.

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

Off-Balance Sheet Arrangement

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

In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of December 28, 2008, we determined that the fair value of the guarantees and the options was not material to our consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

			Outstanding Rental Payments			Outstanding Irrevocable Letters of Credits
				As of			As of
Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	At Inception	December 30, 2007	December 28, 2008	At Inception	December 30, 2007	December 28, 2008	Grace Options Granted to Cypress
			(In thousands)
2006	One	36 months	$8,255	$5,503	$2,752	$6,392	$5,092	$2,829	2,272
2007	Five	36 months	42,278	34,424	21,828	32,726	30,314	20,793	17,097
2008	One	36 months	10,372	—	7,778	7,918	—	7,010	6,009

			$60,905	$39,927	$32,358	$47,036	$35,406	$30,632	25,378

RECENT ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2007, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB

Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance. The adoption of FSP FAS 157-2 in the first quarter of fiscal 2009 and the adoption of FSP FAS 157-3 in the fourth quarter of fiscal 2008 did not have a material impact on our consolidated financial statements.

See Note 6 of Notes to Consolidated Financial Statements for a detailed discussion of the fair value measurements related to our financial assets and liabilities.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. We will be adopting FSP APB 14-1 in the first quarter of fiscal 2009 and will be required to record additional non-cash interest expense of approximately $2.0 million over the remaining term of our outstanding convertible debt which is due in September 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009 and the adoption will not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009 and will expand the disclosures related to our derivative instruments, if any, beginning in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) was effective for fiscal years beginning after December 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009 and the impact on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009 and the adoption will not have a material impact on our consolidated financial statements, as we have completed the spin-off of SunPower on September 29, 2008 and no longer consolidate SunPower beginning in the fourth quarter of fiscal 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 in the first quarter of fiscal 2008 and did not elect the fair value option for any of our financial assets or liabilities.

In December 2008, the Financial FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP 132(R)-1.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Consolidated Financial Statements under Item 8 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, litigation and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements are as follows:

Revenue Recognition:

We generate revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEM’s”) and electronic manufacturing service providers (“EMS’s”). We recognize revenue on sales to OEM’s and EMS’s provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.

Sales to certain distributors are made under agreements which provide the distributors with price protection, other allowances and stock rotation under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized upon receiving notification from those distributors that products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to those distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieve inventory for the value of goods shipped since legal title has passed to the distributors, and defer the related margin as deferred revenue less cost of revenue on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred revenue at the time the distributors sell the products to the end customers.

We record as a reduction to revenues reserves for sales returns, price protection and allowances, based upon historical experience rates and for any specific known customer amounts. We also provide certain distributors and EMS’s with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. Historically these volume discounts have not been significant.

Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Actual results could vary materially from those estimates.

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

Valuation of Inventories:

Management periodically reviews the adequacy of our inventory reserves. We record a write-down for our inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventories each quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans and current sales levels. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Our inventories may be subject to rapid technological obsolescence and are sold in a highly competitive industry. If there were a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional write-downs, and our gross margin could be adversely affected. For example, during the fourth quarter of 2008 based upon current economic conditions, we evaluated the demand forecast related to these long term builds and determined a demand reserve of approximately $2.5 million was required.

Valuation of Long-Lived Assets:

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis. If there is a significant adverse change in our business in the future, we may be required to record impairment charges on our long-lived assets. During the fourth quarter of fiscal 2008 we performed an impairment analysis for our long-lived assets and determined that there was no impairment.

Valuation of Goodwill:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we tested our goodwill on the reporting unit level. The following table indicates the number of reporting units tested for goodwill and the amount of goodwill impairment recorded in each reportable segment:

Reportable Segments	Number of Reporting Units	Goodwill Impairment
Consumer and Computation Division	Three	$97.9 million
Data Communications Division	Two	$138.4 million
Memory and Imaging Division	Two	$115.0 million

Management determined the fair value of the reporting units using a combination of the income approach, which is based on a discounted cash flow analysis of each reporting unit, and the market approach, which is based on a competitor multiple assessment, if available. The following table indicates the weight given to each of the approaches:

Reportable Segments	Income Approach	Market Approach
Consumer and Computation Division	75%	25%
Data Communications Division	75%	25%
Memory and Imaging Division	90% -100%	0% - 10%

The following table summarizes the assumptions used in the income approach:

Reportable Segments	Five-Year Annual Growth Rates	Terminal Values	Discount Rates
Consumer and Computation Division	5%	2%	24% - 25%
Data Communications Division	5%	2%	25% - 26%
Memory and Imaging Division	5%	2%	25% - 26%

The assumptions supporting the estimated future cash flows, including the discount rates and estimated terminal values, reflect management’s best estimates. The discount rates were based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. We performed our annual assessment of the carrying value of our goodwill balance during the fourth quarter of fiscal 2008. Because of the significant negative industry and economic trends affecting our current operations and expected future growth as well as the general decline of industry valuations impacting our valuation, we determined that a portion of our goodwill was other-than-temporarily impaired and recorded an impairment loss of $351.3 million for the year ended December 28, 2008.

Except for one reporting unit in our Consumer and Computation Division, we recorded an impairment loss on all of our goodwill associated with the other six reporting units. We believe that the assumptions and rates used in our annual impairment test are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recover, made for purposes or our goodwill impairment testing during the three months ended December 28, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or growth rates on our remaining reporting unit is not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing the fourth quarter of fiscal 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.

Fair Value of Financial Instruments:

Effective December 31, 2007, we adopted the provisions of SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets and liabilities utilizing Level 2 inputs include foreign currency forward exchange contracts, most commercial paper and corporate notes and bonds; and

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

Availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. In regards to our auction rate securities, the income approach valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs. We determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. During fiscal 2008, we recorded an impairment charge of $3.9 million on our auction rate securities as we determined that the decline in the value of these investments was other-than-temporary.

Stock-Based Compensation:

Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our future stock-based compensation expense could be significantly different from what we have recorded.

Litigation and Settlement Costs:

From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation is probable, and we can reasonably estimate the loss associated with such litigation, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation may be materially different from our estimates, which could require us to record additional legal costs.

Accounting for Income Taxes:

Our global operations involve manufacturing, research and development and selling activities. Profits from non-U.S. activities are subject to local country taxes but are not subject to U.S. tax until repatriated to the U.S. In the fourth quarter of fiscal 2008, we approved a special one-time repatriation of $50.0 million from our foreign earnings. It is our intention to permanently reinvest the remaining earnings outside the U.S. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.

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

Auction Rate Securities

As of December 28, 2008, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of December 28, 2008, all auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies. Subsequent to the year-end, 5% of the student loan auction rate securities have been downgraded from AAA to Baa3. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

As of December 28, 2008, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $34.9 million as long-term investments as of December 28, 2008.

During fiscal 2008, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used for the fourth quarter of fiscal 2008 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 4.0%—5.3%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of December 28, 2008, representing a decline in value of approximately $3.9 million. Given the prolonged lack of liquidity in the market for auction rate securities and the continued decline in the valuation of these investments, management determined that the decline in value was other-than-temporary and recorded an impairment charge of $3.9 million in fiscal 2008. The following table summarizes certain information related to our auction rate securities as of December 28, 2008:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$34,890	$39,332	$34,187

Convertible Debt

The fair value of our convertible debt is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible debt will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible debt will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible debt but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The following table summarizes certain information related to our convertible debt as of December 28, 2008:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
	(In thousands)
1.00% convertible senior notes	$27,999	$30,799	$25,199

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of December 28, 2008:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$4,452	$4,897	$4,007

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. During fiscal 2008, we recorded total impairment charges of $8.6 million related to our investments in certain privately held companies as the carrying value of such investments exceeded the fair value and the decline in value was deemed other-than-temporary. As of December 28, 2008, the carrying value of our investments in privately held companies was $1.2 million.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 28, 2008	December 30, 2007
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$204,749	$808,443
Short-term investments	33,043	227,295

Total cash, cash equivalents and short-term investments	237,792	1,035,738
Accounts receivable, net	91,943	98,025
Inventories, net	121,889	107,083
Other current assets	60,755	29,286
Current assets of discontinued operations	—	797,407

Total current assets	512,379	2,067,539

Property, plant and equipment, net	296,789	336,378
Goodwill	31,836	349,789
Intangible assets, net	18,678	7,913
Other long-term assets	75,963	112,853
Long-term assets of discontinued operations	—	851,477

Total assets	$935,645	$3,725,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,570	$51,257
Accrued compensation and employee benefits	44,115	39,077
Deferred revenues less cost of revenues	82,465	38,072
Income taxes payable	4,214	5,136
Convertible debt	27,999	600,000
Other current liabilities	63,595	57,553
Current liabilities of discontinued operations	—	703,452

Total current liabilities	264,958	1,494,547

Deferred income taxes and other tax liabilities	22,585	47,530
Other long-term liabilities	3,737	3,699
Long-term liabilities of discontinued operations	—	81,341

Total liabilities	291,280	1,627,117

Commitments and contingencies (Note 18)
Minority interest of discontinued operations	—	378,400
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 204,849 and 192,332 shares issued; 136,503 and 161,648 shares outstanding at December 28, 2008 and December 30, 2007, respectively	2,048	1,923
Additional paid-in-capital	2,088,118	2,344,866
Accumulated other comprehensive income	2,533	11,632
Accumulated deficit	(462,132)	(31,881)

	1,630,567	2,326,540
Less: shares of common stock held in treasury, at cost; 68,346 and 30,684 shares at December 28, 2008 and December 30, 2007, respectively	(986,202)	(606,108)
Total stockholders’ equity	644,365	1,720,432

Total liabilities and stockholders’ equity	$935,645	$3,725,949

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except per-share amounts)
Revenues	$765,716	$821,597	$855,043

Costs and expenses (credits):
Cost of revenues	424,719	445,870	449,973
Research and development	193,522	174,240	232,608
Selling, general and administrative	248,579	194,545	165,309
Amortization of acquisition-related intangible assets	5,830	7,901	11,183
Impairment of goodwill	351,257	—	—
Impairment related to synthetic lease	—	7,006	2,704
Restructuring charges	21,643	583	489
Gain on divestitures	(9,966)	(17,958)	(14,730)

Total costs and expenses, net	1,235,584	812,187	847,536

Operating income (loss)	(469,868)	9,410	7,507
Interest income	21,904	38,644	21,643
Interest expense	(4,625)	(5,756)	(7,530)
Loss on extinguishment of debt	(170,690)	—	—
Gain on sale of SunPower’s common stock	192,048	373,173	—
Other income (expense), net	(23,286)	(20,895)	2,306

Income (loss) from continuing operations before income taxes and minority interest	(454,517)	394,576	23,926
Income tax provision	(7,929)	(5,606)	(4,914)
Minority interest	310	18	4

Income (loss) from continuing operations	(462,136)	388,988	19,016
Income from discontinued operations, net of taxes and minority interest	31,885	5,312	20,466

Net income (loss)	$(430,251)	$394,300	$39,482

Net income (loss) per share – basic:
Continuing operations	$(3.07)	$2.50	$0.14
Discontinued operations	0.21	0.03	0.14

Net income (loss) per share – basic	$(2.86)	$2.53	$0.28

Net income (loss) per share – diluted:
Continuing operations	$(3.07)	$2.27	$0.12
Discontinued operations	0.21	0.03	0.14

Net income (loss) per share – diluted	$(2.86)	$2.30	$0.26

Shares used in net income (loss) per share calculation:
Basic	150,447	155,559	140,809
Diluted	150,447	171,836	146,223

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock						Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
	(In thousands)
Balances at January 1, 2006	142,444	$1,424	$1,268,704	$(391)	$764	$(455,565)	5,408	$(57,801)	$757,135
Comprehensive income:
Net income	—	—	—	—	—	39,482	—	—	39,482
Net unrealized gain on available-for-sale investments	—	—	—	—	760	—	—	—	760
Net unrealized loss on derivatives	—	—	—	—	(212)	—	—	—	(212)

Total comprehensive income	—	—	—	—	—	—	—	—	40,030

Issuance of common shares and re-issuance of treasury shares under employee stock plans	2,572	26	26,597	—	—	(5,137)	(5,181)	55,263	76,749
Redemption of convertible debt	55	1	700	—	—	—	—	—	701
Stock-based compensation	—	—	45,422	—	—	—	—	—	45,422
Reclassification of deferred stock-based compensation	—	—	(391)	391	—	—	—	—	—
Premiums received on extension of equity option contracts	—	—	717	—	—	—	—	—	717
Change of interest and minority interest of discontinued operations.	—	—	127,410	—	(2,605)	—	—	—	124,805

Balances at December 31, 2006	145,071	$1,451	$1,469,159	$—	$(1,293)	$(421,220)	227	$(2,538)	$1,045,559

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2006	145,071	$1,451	$1,469,159	$(1,293)	$(421,220)	227	$(2,538)	$1,045,559
Comprehensive income:
Net income	—	—	—	—	394,300	—	—	394,300
Net unrealized gain on available-for-sale investments	—	—	—	5,274	—	—	—	5,274
Net unrealized loss on derivatives	—	—	—	(212)	—	—	—	(212)

Total comprehensive income	—	—	—	—	—	—	—	399,362

Issuance of common shares under employee stock plans	14,216	142	210,012	—	—	—	—	210,154
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	44	(1,159)	(1,159)
Redemption of convertible debt	33,045	330	418,931	—	—	—	—	419,261
Repurchases of common shares	—	—	—	—	—	28,862	(571,033)	(571,033)
Purchase of convertible note hedge, net of issuance of warrants	—	—	(16,967)	—	—	—	—	(16,967)
Stock-based compensation	—	—	63,146	—	—	—	—	63,146
Adjustments to accumulated deficit upon adoption of FIN 48 and EITF Issue No. 06-2	—	—	—	—	(4,961)	—	—	(4,961)
Shares received upon settlement of equity option contract	—	—	25,991	—	—	1,442	(25,991)	—
Shares received upon settlement of outstanding employee loans under the stock purchase assistance plan	—	—	—	—	—	84	(2,912)	(2,912)
Change of interest and minority interest of discontinued operations	—	—	173,668	7,863	—	—	(1,975)	179,556
Other	—	—	926	—	—	25	(500)	426

Balances at December 30, 2007	192,332	$1,923	$2,344,866	$11,632	$(31,881)	30,684	$(606,108)	$1,720,432

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
	(In thousands)
Balances at December 30, 2007	192,332	$1,923	$2,344,866	$11,632	$(31,881)	30,684	$(606,108)	$1,720,432
Comprehensive loss:
Net loss	—	—	—	—	(430,251)	—	—	(430,251)
Net unrealized loss on available-for-sale investments	—	—	—	(3,125)	—	—	—	(3,125)
Net unrealized loss on derivatives	—	—	—	(212)	—	—	—	(212)

Total comprehensive loss	—	—	—	—	—	—	—	(433,588)

Issuance of common shares under employee stock plans	12,517	125	55,522	—	—	—	—	55,647
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	573	(6,163)	(6,163)
Excess tax benefits from stock-based award activities	—	—	9,132	—	—	—	—	9,132
Proceeds from termination of convertible note hedge and warrants	—	—	7,762	—	—	—	—	7,762
Repurchases of common shares	—	—	—	—	—	37,076	(375,560)	(375,560)
Stock-based compensation	—	—	128,798	—	—	—	—	128,798
Minority interest adjustments	—	—	(329)	—	—	—	—	(329)
Shares received upon settlement of outstanding employee loans under the stock purchase assistance plan	—	—	—	—	—	13	(347)	(347)
Spin-off of SunPower	—	—	(457,633)	(5,762)	—	—	1,976	(461,419)

Balances at December 28, 2008	204,849	$2,048	$2,088,118	$2,533	$(462,132)	68,346	$(986,202)	$644,365

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(430,251)	$394,300	$39,482
Less income from discontinued operations, net of taxes and minority interest	31,885	5,312	20,466

Income (loss) from continuing operations	$(462,136)	$388,988	$19,016
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	73,876	91,683	107,423
Stock-based compensation expense	122,345	61,392	42,588
Excess tax benefits from stock-based award activities	(9,132)	—	—
Impairment of goodwill	351,257	—	—
Impairment related to synthetic lease	—	7,006	2,704
Impairment of investments	14,863	1,903	5,325
Write-off of notes receivable	—	—	1,804
Write-off of debt issuance costs	1,557	11,660	—
Loss on property and equipment, net	8,004	245	2,021
Gain on divestitures	(9,966)	(17,958)	(14,730)
Loss on extinguishment of debt	170,690	—	—
Gain on sale of SunPower’s common stock	(192,048)	(373,173)	—
Gain on investments in equity securities	—	(929)	(10,027)
Gain on deferred compensation plan	—	(2,124)	—
Interest on the stock purchase assistance plan (“SPAP”) loans	(12)	(976)	(1,153)
Reduction in allowance for uncollectible SPAP loans	(198)	(7,479)	—
Restructuring charges	21,643	583	489
Deferred income taxes	(26,443)	5,797	(525)
Minority interest	310	(18)	(4)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	7,532	13,991	14,199
Inventories	(2,580)	(13,266)	(37,853)
Other assets	67,850	(42,787)	(6,837)
Accounts payable and other accrued liabilities	(70,661)	11,092	38,117
Deferred revenues less cost of revenues	43,966	(6,465)	15,513

Net cash provided by operating activities of continuing operations	110,717	129,165	178,070
Net cash provided by (used in) operating activities of discontinued operations	107,845	2,372	(45,966)

Net cash provided by operating activities	218,562	131,537	132,104

Cash flows from investing activities:
Purchases of available-for-sale investments	(176,458)	(311,824)	(107,261)
Proceeds from sales or maturities of available-for-sale investments	362,247	202,478	135,216
Proceeds from sale of SunPower’s common stock	222,474	437,250	—
Increase (decrease) in employee deferred compensation plan	1,417	76	(4,844)
Cash paid for other investments	(1,737)	(867)	(4,918)
Acquisition of property, plant and equipment	(42,132)	(36,779)	(120,868)
Cash used for acquisitions, net of cash acquired	(41,551)	—	—
Proceeds from divestitures	11,000	78,398	8,000
Proceeds from settlement of SPAP loan principal	334	27,585	14,475
Proceeds from deferred compensation plan	—	6,608	—
Proceeds from sales of property and equipment	1,782	43	1,511

Net cash provided by (used in) investing activities of continuing operations	337,376	402,968	(78,689)
Net cash used in investing activities of discontinued operations	(167,111)	(474,118)	(133,330)

Net cash provided by (used in) investing activities	170,265	(71,150)	(212,019)

Cash flows from financing activities:
Repayment of borrowings	—	—	(6,221)
Excess tax benefits from stock-based award activities	9,132	—	—
Withholding of common shares for tax obligations on vested restricted shares	(6,163)	(1,159)	—
Redemption of convertible debt	(742,605)	(179,735)	(300)
Proceeds from issuance of convertible debt	—	600,000	—
Debt issuance costs	—	(12,890)	—
Purchase of convertible note hedge, net of proceeds from issuance of warrants	—	(16,967)	—
Proceeds from termination of convertible note hedge and warrants	7,762	—	—
Repurchase of common shares	(375,560)	(571,033)	—
Issuance of common shares and re-issuance of treasury shares under employee stock plans	55,647	210,154	76,749
Proceeds from extension of equity option contracts	—	—	717

Net cash provided by (used in) financing activities of continuing operations	(1,051,787)	28,370	70,945
Net cash provided by financing activities of discontinued operations	31,832	584,625	201,300

Net cash provided by (used in) financing activities	(1,019,955)	612,995	272,245

Effect of exchange rate changes on cash and cash equivalents	(1,163)	6,739	—
Net increase (decrease) in cash and cash equivalents	(632,291)	680,121	192,330
Cash and cash equivalents, beginning of year	1,093,657	413,536	221,206

Cash and cash equivalents, end of year	461,366	1,093,657	413,536
Less cash and cash equivalents of discontinued operations	(256,617)	(285,214)	(165,596)

Cash and cash equivalents of continuing operations, end of year	$204,749	$808,443	$247,940

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Supplemental disclosures:
Cash paid for interest:
Continuing operations	$6,181	$3,033	$7,487
Discontinued operations	4,856	3,316	1,778

Total	$11,037	$6,349	$9,265

Cash paid for income taxes:
Continuing operations	$13,703	$2,786	$2,256
Discontinued operations	1,265	887	—

Total	$14,968	$3,673	$2,256

Non-cash items for continuing operations:
Issuance of common shares from redemption of convertible debt	$—	$419,261	$701
Purchase of properties under the synthetic lease, using restricted cash collateral	$—	$50,087	$—
Capital stock received from divestitures	$—	$—	$64,937
Non-cash items for discontinued operations:
Issuance of common shares and stock options in connection with acquisition	$—	$132,546	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cypress Semiconductor Corporation (“Cypress” or the “Company”) designs, develops, manufactures and markets high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and system value. The Company’s offerings include the PSoC® programmable system-on-chip, universal serial bus (“USB”) controllers, general-purpose programmable clocks and memories. The Company also offers wired and wireless connectivity technologies that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive, and industrial.

The Company’s operations outside of the United States include its manufacturing facilities, assembly and test plants and a regional headquarters in the Philippines, and sales offices and design centers located in various parts of the world.

Financial Statement Preparation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Cypress and all of its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

On September 29, 2008, Cypress completed the spin-off of SunPower Corporation (“SunPower”), a majority owned subsidiary through the distribution of a tax-free stock dividend to Cypress’s stockholders. As a result, the Company’s historical financial statements have been restated to account for SunPower as a discontinued operations for all periods presented in this Annual Report on Form 10-K. See Note 2 for further discussion.

Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to the discussion of the Company’s continuing operations.

Certain prior year balances have been restated to conform to current year presentation.

Fiscal Years

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal 2008 ended on December 28, 2008, fiscal 2007 ended on December 30, 2007, and fiscal 2006 ended on December 31, 2006. All three fiscal years contained 52 weeks.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of goodwill and intangible assets, valuation of investments, valuation of stock-based payment awards, allowances for doubtful accounts, warranty reserves, restructuring costs, certain other accrued liabilities and tax valuation allowances. Actual results could differ from those estimates. To the extent there are material differences between the estimates and actual results the Company’s future results of operations will be impacted.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in available-for-sale securities are carried at fair value. The Company’s convertible debt is recorded at its carrying value, and not the fair value. See Note 6 for a detailed discussion of the fair value measurements on the Company’s available-for-sale investments.

Cash and Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Investments

All of the Company’s investments in debt securities and equity securities in publicly traded companies are classified as available-for-sale securities. Available-for-sale debt securities with maturities greater than twelve months are classified as short-term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The Company also has equity investments in privately held companies. These investments are generally carried at cost and are included in “Other assets” in the Consolidated Balance Sheets.

The Company monitors its investments for impairment periodically and records appropriate reductions in carrying values when the declines are determined to be other-than-temporary. See Note 7 for a detailed discussion of the impairment losses recorded on the Company’s investments.

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

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. Impairment is recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, appraisals or discounted cash flow analyses.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment as discussed above. See Note 5 for a detailed discussion of the goodwill impairment recorded in fiscal 2008.

Revenue Recognition

The Company generates revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEM’s”) and electronic manufacturing service providers (“EMS’s”). The Company recognizes revenues on sales to OEM’s and EMS’s upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no significant remaining obligations.

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin as deferred income on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers.

The Company records as a reduction to revenues reserves for sales returns, price protection and allowances based upon historical experience rates and for any specific known customer amounts. The Company also provides certain distributors and EMS’s with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. Historically these volume discounts have not been significant.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenues.

Advertising Costs

Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $7.7 million, $5.7 million and $5.6 million for fiscal 2008, 2007 and 2006, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, debt investments and trade accounts receivable. The Company’s investment policy requires cash investments to be placed with high-credit quality institutions and limits the amount of credit risk from any one issuer.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. One distributor accounted for 13% of consolidated accounts receivable as of December 28, 2008. Two distributors accounted for approximately 13% and 10% of consolidated accounts receivable as of December 30, 2007. No end customer accounted for more than 10% of revenue in 2008 or 2007.

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

Recent Accounting Pronouncements

Effective December 31, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance. The adoption of FSP FAS 157-2 in the first quarter of fiscal 2009 and the adoption of FSP FAS 157-3 in the fourth quarter of fiscal 2008 did not have a material impact on the Company’s consolidated financial statements.

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

See Note 6 for a detailed discussion of the fair value measurements related to the Company’s financial assets and liabilities.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and will record additional non-cash interest expense of approximately $2.0 million over the remaining term of its outstanding convertible debt instruments beginning in the first quarter of fiscal 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and the adoption will not have a material impact on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and will expand the disclosures related to its derivative instruments, if any, beginning in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) was effective for fiscal years beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and the impact on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and the adoption will not have a material impact on its consolidated financial statements, as the Company has completed the spin-off of SunPower on September 29, 2008 and no longer consolidates SunPower beginning in the fourth quarter of fiscal 2008.

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

In December 2008, the Financial FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures shall be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(R)-1.

NOTE 2. SUNPOWER

Cypress’s Relationship with SunPower Prior to Spin-Off

The following table summarizes Cypress’s ownership interest in SunPower:

	As of
	September 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except percentages)
Number of shares of SunPower Class B common stock owned by Cypress	42.0 million	44.5 million	52.0 million
As a percentage of SunPower’s total outstanding capital stock	50%	56%	75%
As a percentage of SunPower’s total outstanding capital stock on a fully diluted basis	47%	51%	70%
As a percentage of the total voting power of SunPower’s outstanding capital stock	89%	90%	96%

Sale of SunPower’s Common Stock:

In fiscal 2008, Cypress sold 2.5 million shares of SunPower Class A common stock (which were converted from Class B) in a private sale and received net proceeds of $222.5 million. The transaction resulted in a gain of $192.0 million.

In fiscal 2007, Cypress completed the sale of 7.5 million shares of SunPower Class A common stock (which were converted from class B common stock) in a private sale. As a result of the transaction, Cypress received net proceeds of $437.3 million and recorded a gain of $373.2 million in fiscal 2007.

Sale of Manufacturing Facility:

In fiscal 2003, SunPower entered into a lease agreement with Cypress under which SunPower leased a manufacturing facility owned by Cypress with approximately 215,000 square feet in the Philippines and a sublease for the land owned by an unaffiliated third party. SunPower had the right to purchase the facility from Cypress and assume the lease for the land at any time for an amount equal to Cypress’s original purchase price of $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to SunPower. In the second quarter of fiscal 2008, SunPower exercised its right and purchased the facility from Cypress and assumed the lease for the land from the unaffiliated third party for a total purchase price of approximately $9.5 million.

Spin-Off of SunPower

On September 5, 2008, a committee of Cypress’s Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by Cypress to Cypress’s stockholders. On September 29, 2008, the first day of Cypress’s fourth quarter of fiscal 2008, Cypress completed the distribution of 42.0 million shares of SunPower Class B common stock to Cypress’s stockholders (the “Spin-Off”). The distribution was made pro rata to Cypress’s stockholders of record as of the close of trading on the New York Stock Exchange on September 17, 2008 (the “Record Date”). As a result of the Spin-Off, each Cypress stockholder received approximately 0.274 of a share of SunPower Class B common stock for each share of Cypress’s common stock held as of the Record Date. Cypress’s stockholders received cash in lieu of fractional shares for amounts of less than one SunPower share. The market value of the distribution was approximately $2.6 billion based on the closing price of SunPower’s common stock on September 29, 2008.

Cypress received a favorable ruling from the Internal Revenue Service (“IRS”) in April 2008 with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the Spin-Off. The distribution was structured to be tax-free to Cypress and its stockholders for U.S. federal income tax purposes, except in respect to cash received in lieu of fractional shares.

Subsequent to the Spin-Off, Cypress’s Chief Executive Officer and one of Cypress’s Board members continue to serve on the board of SunPower.

Discontinued Operations:

In accordance with SFAS No. 144, the Company’s historical consolidated financial statements have been recast to account for SunPower as discontinued operations for all periods presented. Accordingly, Cypress has reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The assets, liabilities and minority interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheets.

The following table summarizes the results of operations related to the discontinued operations through the date of the Spin-off:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Revenues	$1,037,252	$774,790	$236,510
Costs and expenses, net	923,358	771,089	207,726

Income from discontinued operations before income taxes and minority interest	113,894	3,701	28,784
Income tax benefit (provision)	(50,445)	5,920	(1,945)
Minority interest in income from discontinued operations	(31,564)	(4,309)	(6,373)

Income from discontinued operations, net of income taxes and minority interest	$31,885	$5,312	$20,466

The following table summarizes the assets and liabilities of discontinued operations as of December 30, 2007:

(In thousands)
Assets:
Cash, cash equivalents and short-term investments	$390,667
Accounts receivable, net	138,250
Inventories	140,504
Other current assets	127,986

Total current assets of discontinued operations	797,407

Property, plant and equipment, net	377,994
Goodwill	184,684
Intangible assets, net	50,945
Other long-term assets	237,854

Total long-term assets of discontinued operations	851,477

Total assets of discontinued operations	$1,648,884

Liabilities:
Accounts payable	$119,869
Accrued compensation and employee benefits	7,115
Income taxes payable	11,106
Convertible debt	425,000
Other current liabilities	140,362

Total current liabilities of discontinued operations	703,452

Deferred income taxes and other tax liabilities	10,385
Other long-term liabilities	70,956

Total long-term liabilities of discontinued operations	81,341

Total liabilities of discontinued operations	$784,793

The distribution of the SunPower Class B common stock on September 29, 2008 resulted in the elimination of $996.6 million of net assets of discontinued operations and a reduction of $461.4 million to stockholders’ equity.

Restricted Stock Unit Exchange Offer:

In conjunction with the Spin-Off, the Board authorized an exchange offer for all outstanding restricted stock units, including performance-based restricted stock units, granted under the 1994 Amended Stock Option Plan and held by U.S. employees to provide holders with an opportunity to exchange their restricted stock units for an equal number of restricted stock awards of Cypress’s common stock with an identical vesting schedule, which would allow such holders to make an election under Section 83(b) of the Internal Revenue Code to accelerate their recognition and measurement of ordinary income and to commence their long-term capital gains holding period. The exchange offer expired on September 25, 2008, and 29 employees participated in the program and exchanged 1.0 million shares.

Adjustments to Cypress’s Stock Plans:

See Note 8 for a discussion of the adjustments approved by the Board on the Cypress’s stock plans as a result of the Spin-Off.

Fundamental Change to Convertible Debt:

See Note 14 for a discussion of the fundamental change to Cypress’s outstanding 1.00% Convertible Senior Notes as a result of the Spin-Off.

Amended Tax Sharing Agreement:

See Note 17 for a discussion of the amended tax sharing agreement between Cypress and SunPower as a result of the Spin-Off.

NOTE 3. BUSINESS COMBINATION

Simtek Corporation (“Simtek”)

In September 2008, the Company completed the acquisition of Simtek, a publicly traded manufacturer of non-volatile static random access memory integrated circuits used in a variety of systems. The purchase was completed through a step acquisition and the total consideration includes $3.6 million which reflects an initial investment the Company made in Simtek in prior periods. This initial investment consisted of a then 5% equity ownership and warrants to purchase 2.5 million shares of Simtek’s common stock. In September 2008, the Company completed a cash tender offer and purchased all of Simtek’s outstanding common stock not owned by the Company at a purchase price of $2.60 per share for a total cash payment of $43.9 million and incurred direct transaction costs of $1.1 million. The following table summarizes the total purchase price:

(In thousands)
Cash	$43,853
Initial investment	3,560
Transaction costs	1,126

Total purchase price	$48,539

The fair value of the assets acquired and liabilities assumed was recorded in the Company’s consolidated balance sheet as of the acquisition date. The results of operations of Simtek were included in the Company’s consolidated results of operations subsequent to the acquisition date. Simtek is included in the Company’s Memory and Imaging Division.

Purchase Price Allocation:

The Company finalized the purchase price allocation in the fourth quarter of fiscal 2008. The following table summarizes the estimated amounts:

As Adjusted
(In thousands)
Net tangible assets	$811
Acquired identifiable intangible assets:
Purchased technology	12,975
Backlog	1,116
Customer relationships	370
Goodwill	33,267

Total purchase consideration	$48,539

Net Tangible Assets:

Net tangible assets consist of the following:

(In thousands)
Cash and cash equivalents	$2,302
Accounts receivable, net	2,451
Inventories	4,933
Other	1,430

Total assets acquired	11,116

Accounts payable	(8,476)
Other accrued expenses and liabilities	(1,829)

Total liabilities assumed	(10,305)

Total net tangible assets	$811

Acquired Identifiable Intangible Assets:

The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Purchased technology	Income Approach	18%	4 – 6 years
Backlog	Income Approach	10%	0.5 year
Customer relationships	Cost Approach	—	1.5 years

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

Subsequent to the acquisition, the Company determined that the Company’s goodwill was other-than-temporarily impaired and recorded an impairment loss of $351.3 million, which included $33.3 million related to the Simtek acquisition, for the year ended December 28, 2008. See Note 5.

Preexisting Relationship:

Prior to the acquisition in September 2008, the Company and Simtek had a joint license and development agreement under which Cypress licensed certain intellectual property from Simtek to develop non-volatile memory products and made a non-refundable prepayment of royalties to Simtek. The agreement was settled upon the completion of the acquisition. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” the Company recorded a settlement loss of $1.1 million as a result of the termination of the agreement in the Consolidated Statement of Operations for fiscal 2008.

Pro Forma Financial Information:

The following unaudited pro forma financial information presents the combined results of operations of Cypress and Simtek as if the acquisitions had occurred as of the beginning of fiscal 2008 and 2007:

	Year Ended
	December 28, 2008	December 30, 2007
	(In thousands, except per-share amounts)
Revenues	$784,578	$854,604
Income (loss) from continuing operations	$(477,602)	$380,287
Income (loss) per share from continuing operations:
Basic	$(3.17)	$2.44
Diluted	$(3.17)	$2.22

The unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations or financial condition.

NOTE 4. DIVESTITURES

Fiscal 2008

In fiscal 2008, the Company completed the sale of certain product lines of its subsidiary, Silicon Light Machines (“SLM”), to Dainippon Screen Manufacturing Co. Ltd. in Japan for $11.0 million in cash. SLM was a part of the Company’s “Other” reportable segment. The divestiture included SLM’s micro-electro-mechanical system solutions for commercial printing and other imaging applications. The Company retained SLM’s laser optical navigation sensor product family.

In connection with the divestiture, the Company recorded a gain of $10.0 million for the year ended December 28, 2008. The following table summarizes the components of the gain:

(In thousands)
Cash proceeds	$11,000
Assets sold and liabilities assumed:
Accounts receivable and inventories	(1,700)
Other	816
Transaction costs	(150)

Gain on divestiture	$9,966

Fiscal 2007

The following table summarizes the divestitures completed in fiscal 2007:

Product Families / Businesses	Reportable Segments	Buyers	Total Consideration
A portion of the image sensors product families	Memory and Imaging Division	Sensata Technologies	$11.0 million in cash
Silicon Valley Technology Center (“SVTC”)	Other	Semiconductor Technology Services	$53.0 million in cash
A portion of the network search engine (“NSE”) product families	Data Communications Division	NetLogic Microsystems	$14.4 million in cash

In connection with the divestitures, the Company recorded total gain of $18.0 million for the year ended December 30, 2007. The following table summarizes the components of the gain:

	Image Sensors	SVTC	NSE	Total
	(In thousands)
Cash proceeds	$11,000	$52,950	$14,448	$78,398

Assets sold:
Accounts receivable	—	(3,927)	—	(3,927)
Inventories	(1,438)	—	(2,375)	(3,813)
Property, plant and equipment	—	(37,823)	—	(37,823)
Intangible assets	(4,581)	—	—	(4,581)
Other	(515)	—	—	(515)
Allocated goodwill	(2,306)	—	(4,872)	(7,178)
Employee-related costs	(1,093)	—	—	(1,093)
Transaction costs	(845)	(640)	(25)	(1,510)

Gain on divestitures	$222	$10,560	$7,176	$17,958

In accordance with SFAS No. 142, the Company included a portion of goodwill in the carrying amount of the image sensor and NSE product families in determining the gain on disposal. The amount was based on the relative fair values of the product families that were disposed of and the remaining portion of the reporting units that are retained by the Company. SVTC was a part of a reporting unit that does not have any goodwill balance.

In connection with the divestitures in fiscal 2007, approximately 110 employees were either transferred to the buyers or terminated by the Company.

Fiscal 2006

The following table summarizes the divestitures completed in fiscal 2006:

Product Families	Reportable Segments	Buyers	Total Consideration
Personal computer (“PC”) clock product families	Consumer and Computation Division	Spectra Linear	$14.4 million in cash and stock
A portion of the NSE product families	Data Communications Division	NetLogic Microsystems	$58.5 million in stock

In connection with the divestiture of the PC clock product families, Spectra Linear paid the Company $8.0 million in cash and issued to the Company 7.4 million shares of its series B preferred stock, which were equal to approximately 15% of Spectra Linear’s fully diluted shares at the closing date of the transaction. The preferred stock was valued at $6.4 million, based on the latest round of financing completed by Spectra Linear in fiscal 2006.

In connection with the divestiture of the NSE product families, NetLogic Microsystems issued to the Company approximately 1.7 million shares of its common stock. The common stock was valued at $58.5 million, which was determined based on the stock price of NetLogic Microsystems on the closing date of the transaction.

In connection with the divestitures, the Company recorded total gain of $14.7 million for the year ended December 31, 2006. The following table summarizes the components of the gain:

	PC Clock	NSE	Total
	(In thousands)
Cash proceeds	$8,000	$—	$8,000
Value of capital stock received	6,406	58,531	64,937
Assets sold:
Inventories	(1,664)	(2,716)	(4,380)
Intangible assets	—	(1,037)	(1,037)
Other	(422)	(268)	(690)
Allocated goodwill	(2,840)	(44,070)	(46,910)
Employee-related costs	(233)	(2,799)	(3,032)
Transaction costs	(515)	(1,643)	(2,158)

Gain on divestitures	$8,732	$5,998	$14,730

In accordance with SFAS No. 142, the Company included a portion of goodwill in the carrying amount of the PC clock and NSE product families in determining the gain on disposal. The amount was based on the relative fair values of the product families that were disposed of and the remaining portion of the reporting units that are retained by the Company.

In connection with the divestitures in fiscal 2006, approximately 60 employees were either transferred to the buyers or terminated by the Company.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill by reportable business segments:

	Consumer and Computation Division	Data Communications Division	Memory and Imaging Division	Total
	(In thousands)
Balance at December 31, 2006	$129,740	$143,808	$83,919	$357,467
Adjustments	—	(5,372)	(2,306)	(7,678)

Balance at December 30, 2007	129,740	138,436	81,613	349,789
Adjustments	(97,904)	(138,436)	(81,613)	(317,953)

Balance at December 28, 2008	$31,836	$—	$—	$31,836

For fiscal 2007, goodwill adjustments of $7.2 million related to two divestitures (see Note 4) and a reduction of $0.5 million as a result of the escrow closing related to a previous acquisition.

For fiscal 2008, goodwill adjustments included the addition of $33.3 million related to the acquisition of Simtek (see Note 3) and an impairment of $351.3 million.

Impairment of Goodwill:

In accordance with SFAS No.142, the Company applies a fair value based impairment test to the net book value of goodwill on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is a comparison of the estimation of fair value of all reporting units to the carrying value of the calculated net assets. If step one indicates that impairment potentially exists, a second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

In the fourth quarter of fiscal 2008, the Company performed the annual assessment of the carrying value of its goodwill as required by SFAS No. 142. The decline in the estimated fair value of the reporting units is a result of significant negative industry and economic trends affecting the Company’s current operations and expected future growth as well as the general decline of industry valuations impacting our valuation. The Company estimates the fair value of its reporting units noting that in all but one instance, the estimated fair value of the reporting units exceeds their underlying net asset value. In accordance with SFAS No. 142 the Company performed step two of the analysis and recorded a $351.3 million impairment charge.

In accordance with SFAS No. 142, the Company tested its goodwill on the reporting unit level. The following table indicates the number of reporting units tested for goodwill and the amount of goodwill impairment recorded in each reportable segment:

Reportable Segments	Number of Reporting Units	Goodwill Impairment
Consumer and Computation Division	Three	$97.9 million
Data Communications Division	Two	$138.4 million
Memory and Imaging Division	Two	$115.0 million

Management determined the fair value of the reporting units using a combination of the income approach, which is based on a discounted cash flow analysis of each reporting unit, and the market approach, which is based on a competitor multiple assessment, if available. The following table indicates the weight given to each of the approaches:

Reportable Segments	Income Approach	Market Approach
Consumer and Computation Division	75%	25%
Data Communications Division	75%	25%
Memory and Imaging Division	90% - 100%	0% - 10%

The following table summarizes the assumptions used in the income approach:

Reportable Segments	Five-Year Annual Growth Rates	Terminal Values	Discount Rates
Consumer and Computation Division	5%	2%	24% - 25%
Data Communications Division	5%	2%	25% - 26%
Memory and Imaging Division	5%	2%	25% - 26%

The assumptions supporting the estimated future cash flows, including the discount rates and estimated terminal values, reflect management’s best estimates. The discount rates were based upon the Company’s weighted average cost of capital as adjusted for the risks associated with the Company’s operations.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

As of December 28, 2008	Gross	Accumulated Amortization	Net
	(In thousands)
Purchase technology	$100,134	$(86,040)	$14,094
Patents, tradenames, customer relationships and backlog	22,009	(21,007)	1,002
Other	4,297	(4,041)	256

Total acquisition-related intangible assets	126,440	(111,088)	15,352
Non-acquisition related intangible assets	7,474	(4,148)	3,326

Total intangible assets	$133,914	$(115,236)	$18,678

As of December 30, 2007	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$194,359	$(190,572)	$3,787
Patents, tradenames, customer relationships and backlog	20,523	(17,889)	2,634
Other	4,000	(4,000)	—

Total acquisition-related intangible assets	218,882	(212,461)	6,421
Non-acquisition related intangible assets	4,011	(2,519)	1,492

Total intangible assets	$222,893	$(214,980)	$7,913

As of December 28, 2008, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2009	$4,442
2010	3,431
2011	3,310
2012	3,308
2013 and thereafter	4,187

Total future amortization expense	$18,678

Prior to performing its assessment on the carrying value of goodwill, the Company reviewed the carrying value of its long-lived assets in accordance with SFAS No. 144. No impairment of long-lived assets was recorded as the gross, undiscounted cash flows, expected to be generated by the underlying assets (measured at the lowest level of identifiable cash flows) exceeded the carrying value of those assets.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$4,992	$812	$5,804
Money market funds	176,556	—	—	176,556
U.S. treasuries	6,175	—	—	6,175
Corporate notes / bonds	—	22,977	—	22,977
Auction rate securities	—	—	34,890	34,890
Marketable equity securities	4,452	—	—	4,452
Employee deferred compensation plan	20,246	—	—	20,246
Derivative instruments:
Foreign currency forward contracts	—	141	—	141

Total financial assets	$207,429	$28,110	$35,702	$271,241

Financial Liabilities
Employee deferred compensation plan	$20,478	$—	$—	$20,478

Total financial liabilities	$20,478	$—	$—	$20,478

Valuation Techniques:

The Company uses quoted prices for identical instruments in active markets to determine the fair value for its Level 1 financial instruments, which include U.S. treasuries, money market funds and marketable equity securities. In addition, the Company’s employee deferred compensation plan is classified as Level 1 because the plan invests in mutual funds or the Company’s common stock.

If quoted prices in active markets for identical assets or liabilities are not available to determine the fair value of its financial instruments, then the Company uses observable inputs including benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments are classified as Level 2 and primarily consist of commercial paper (with the exception of one investment which is classified as Level 3) and corporate notes/bonds. In addition, the Company has derivative instruments that are classified as Level 2 financial assets. The Company determines the fair value of these instruments based on modeling techniques that include inputs such as market volatilities, spot rates and interest differentials from published sources.

The Company’s Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of December 28, 2008, the Company has classified all of its auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of December 28, 2008, all auction rate securities held by the Company were rated as either AAA or Aaa by the major independent rating agencies. Subsequent to the year-end, 5% of the student loan auction rate securities have been downgraded from AAA to Baa3. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus.

As of December 28, 2008, all of the Company’s auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, the Company has classified its auction rate securities totaling $34.9 million as long-term investments as of December 28, 2008.

During fiscal 2008, the Company performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, the Company prepared a valuation model based on discounted cash flows. The assumptions used at December 28, 2008 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 4.0% - 5.3%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of December 28, 2008, representing a decline in value of approximately $3.9 million. Given the prolonged lack of liquidity in the market for auction rate securities and the continued decline in the valuation of these investments, management determined that the decline in value was other-than-temporary and recorded an impairment charge of $3.9 million in fiscal 2008. The Company does not believe that the lack of liquidity of its auction rate securities will have a material impact on its overall ability to meet its cash requirements for the foreseeable future.

Commercial Paper:

As of December 28, 2008, the Company has classified one commercial paper investment totaling $0.8 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover maturing obligations. Accordingly, management determined that the security had suffered an other than temporary impairment and recorded a $0.3 million charge. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund.

The following table presents a summary of changes in the Company’s Level 3 investments measured at fair value on a recurring basis:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 30, 2007	$—	$1,065	$1,065
Transfer from Level 2	38,750	—	38,750
Impairment loss recorded in “Other income (expense), net”	(3,860)	(253)	(4,113)

Balance as of December 28, 2008	$34,890	$812	$35,702

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company’s available-for-sale securities:

As of December 28, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$4,992	$—	$—	$4,992
Money market funds	176,556	—	—	176,556

Total cash equivalents	181,548	—	—	181,548

Short-term investments:
U.S. treasuries	5,998	177	—	6,175
Corporate notes/bonds	23,057	41	(121)	22,977
Marketable equity securities	1,188	2,703	—	3,891

Total short-term investments	30,243	2,921	(121)	33,043

Long-term investments:
Auction rate securities	34,890	—	—	34,890
Commercial paper	812	—	—	812
Marketable equity securities	1,187	—	(626)	561

Total long-term investments	36,889	—	(626)	36,263

Total available-for-sale securities	$248,680	$2,921	$(747)	$250,854

As of December 30, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$39,793	$—	$—	$39,793
Money market funds	758,426	—	—	758,426

Total cash equivalents	798,219	—	—	798,219

Short-term investments:
Commercial paper	82,084	14	—	82,098
Federal agency notes	48,874	233	—	49,107
Corporate notes/bonds	73,171	232	(70)	73,333
Auction rate securities	5,723	—	—	5,723
Asset backed securities	10,527	113	—	10,640
Marketable equity securities	1,053	5,341	—	6,394

Total short-term investments	221,432	5,933	(70)	227,295

Long-term investments:
Auction rate securities	38,750	—	—	38,750
Commercial paper	1,065	—	—	1,065
Marketable equity securities	3,142	100	(411)	2,831

Total long-term investments	42,957	100	(411)	42,646

Total available-for-sale securities	$1,062,608	$6,033	$(481)	$1,068,160

The following tables summarize the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than Twelve Months		Greater Than Twelve Months		Total
As of December 28, 2008	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes/bonds	$10,033	$(121)	$—	$—	$10,033	$(121)
Marketable equity securities	561	(626)	—	—	561	(626)

Total	$10,594	$(747)	$—	$—	$10,594	$(747)

	Less Than Twelve Months		Greater Than Twelve Months		Total
As of December 30, 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes/bonds	$31,733	$(70)	$—	$—	$31,733	$(70)
Marketable equity securities	1,544	(411)	—	—	1,544	(411)

Total	$33,277	$(481)	$—	$—	$33,277	$(481)

Currently, the available-for-sale debt investments that the Company holds are all high investment grade. The unrealized losses on the Company’s investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 28, 2008 and December 30, 2007.

For individual marketable equity securities with unrealized losses, the Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired as of December 28, 2008 and December 30, 2007.

As of December 28, 2008, contractual maturities of the Company’s available-for-sale non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$196,719	$196,730
Maturing in one to three years	13,885	13,971
Maturing in more than three years	35,701	35,701

Total	$246,305	$246,402

Realized gains and losses from sales of available-for-sale, non-equity investments were immaterial for all periods presented.

Proceeds from sales or maturities of available-for-sale investments were $362.2 million, $202.5 million and $135.2 million for fiscal 2008, 2007 and 2006, respectively.

Investments in Equity Securities

The following table summarizes the Company’s equity investments:

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Short-term investments:
Marketable equity securities	$3,891	$6,394
Long-term investments:
Marketable equity securities	561	2,831
Non-marketable equity securities	1,227	12,138

Total long-term investments	1,788	14,969

Total equity investments	$5,679	$21,363

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

Impairment of Investments

The Company reviews its investments periodically for impairment and recognizes an impairment loss when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. The following table summarizes the impairment loss recorded in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except per-share amounts)
Debt securities:
Commercial paper	$253	$435	$—

Auction rate securities	3,860	—	—

Corporate bonds	562	—	—
Equity securities:

Marketable equity securities	86	601	4,442
Non-marketable equity securities	8,594	867	883

Total impairment loss	$13,355	$1,903	$5,325

NOTE 8. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The Company currently has the following employee stock plans:

1999 Stock Option Plan (“1999 Plan”):

In fiscal 1999, Cypress adopted the 1999 Plan. Under the terms of the 1999 Plan, which is a non-shareholder approved plan, stock options may be granted to qualified employees, including those of acquired companies and consultants of Cypress or its subsidiaries, but stock options may not be granted to executive officers or directors. Stock options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. As of December 28, 2008, approximately 3.5 million shares were available for grant under the 1999 Plan. The 1999 Plan will expire in March 2009 and any unissued grants will become unavailable for future grant.

1994 Amended Stock Option Plan (“1994 Amended Plan”):

In fiscal 1994, the Company adopted, and in fiscal 2004 amended, the 1994 Stock Option Plan, which is a shareholder-approved plan. Under the terms of the 1994 Amended Plan, stock options, restricted stock units, restricted stock awards and stock appreciation rights may be granted to qualified employees, consultants, officers and directors of Cypress or its subsidiaries. Awards become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant for awards granted prior to May 2008, and eight years from the date of grant for awards granted after May 2008. As of December 28, 2008, approximately 8.3 million shares of stock options or 4.4 million shares of restricted stock units and restricted stock awards were available for grant under the 1994 Amended Plan. The 1994 Amended Plan will expire in April 2014.

Employee Stock Purchase Plan (“ESPP”):

Cypress’s ESPP allows eligible employees to purchase shares of Cypress’ common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. As of December 28, 2008, approximately 8.2 million shares were available for future issuance under the ESPP. The ESPP will expire in May 2013.

Modification of Outstanding Employee Equity Awards

On August 1, 2008, the Board approved certain adjustments to Cypress’s 1999 Plan and 1994 Amended Plan (together, the “Plans”) and outstanding employee equity awards in anticipation of the Spin-Off (see Note 2). These adjustments were consistent with and similar to the provisions in the Plans providing for automatic adjustment of service provider equity awards and share pools pursuant to a Cypress stock split or similar change in capitalization effected without receipt of consideration by Cypress. Specifically, the Board approved amendments to make proportionate adjustments, effective immediately following the Spin-Off, to: (a) the number of authorized but unissued shares reserved for issuance under the Plans, (b) the numerical provisions under the Plans’ annual grant limits and automatic option grant sections, including automatic grants to Board members, and (c) outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. The Board further approved the amendment of outstanding options under the Plans to permit, subject to timing limitations and management discretion, both net exercise (a portion of the shares subject to options surrendered as payment of the aggregate exercise price) and early exercise (exercise of unvested shares subject to a stock restriction agreement).

In addition, the Board approved certain adjustments with respect to its ESPP to offset the decrease in Cypress’s common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of Cypress’s common stock and maximum number of shares participants may purchase under the ESPP.

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

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the modification of the outstanding employee equity awards and the ESPP on August 1, 2008 resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $61.9 million, net of forfeitures, was recognized in fiscal 2008 and the remaining $90.7 million will be recognized over the remaining vesting periods on an accelerated basis pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Stock-Based Compensation

The number of shares and price per share for fiscal 2007 and 2006 have not been adjusted to reflect the Conversion Ratio or the Spin-Off.

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statement of Operations:

,	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Cost of revenues	$27,950	$13,123	$8,094
Research and development	39,089	15,870	16,719
Selling, general and administrative	55,306	32,399	17,775

Total stock-based compensation expense	$122,345	$61,392	$42,588

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were $55.6 million, $210.2 million and $76.7 million for fiscal 2008, 2007 and 2006, respectively. The Company recognized an income tax benefit from stock option exercises of $9.1 million for fiscal 2008. No income tax benefit was realized from stock option exercises for fiscal 2007 and 2006.

As of December 28, 2008 and December 30, 2007, stock-based compensation capitalized in inventories totaled $11.0 million and $4.6 million, respectively.

The following tables summarize the stock-based compensation expense by type of awards:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Stock options	$75,513	$31,573	$36,697
Restricted stock units and restricted stock awards	38,252	25,700	936
ESPP	8,580	4,119	4,955

Total stock-based compensation expense	$122,345	$61,392	$42,588

The following table summarizes the unrecognized stock-based compensation balance by type of awards as of December 28, 2008:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$95,705	2.13
Restricted stock units and restricted stock awards	82,167	3.39
ESPP	4,735	0.43

Total unrecognized stock-based compensation balance	$182,607	2.65

Valuation Assumptions

The Company estimates the fair value of its stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Stock Option Plans:
Expected life	0.5–9.9 years	2.1-8.4 years	3.0-8.1 years
Volatility	43.5%-74.35%	32.1%-53.2%	37.8%-47.0%
Risk-free interest rate	0.68%-4.22%	3.2%-5.1%	4.3%-5.0%
Dividend yield	0.0%	0.0%	0.0%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	43.7%-57.8%	31.5%-35.6%	37.8%-53.4%
Risk-free interest rate	1.2%-2.3%	4.6%-5.0%	2.3%-5.2%
Dividend yield	0.0%	0.0%	0.0%

Expected life: Expected life is based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. In addition, employees who display similar historical exercise behavior are grouped separately into two classes (executive officers and other employees) in determining the expected life.

Volatility: Cypress determined that implied volatility of publicly traded call options and quotes from option traders is more reflective of market conditions and, therefore, can reasonably be a better indicator of expected volatility than historical volatility. Therefore, Cypress’s volatility is based on a blend of historical volatility of its common stock and implied volatility.

Risk-free interest rate: The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant.

Dividend yield: Since Cypress does not pay and does not expect to pay dividends, the expected dividend yield is zero.

Employee Equity Award Activities

Stock Options:

The following table summarizes Cypress’ stock option activities:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	81,011	$4.08	32,152	$15.50	39,615	$14.68
Granted	8,113	$5.85	2,557	$25.29	3,939	$16.33
Exercised	(14,852)	$3.22	(12,962)	$15.15	(6,562)	$9.74
Forfeited or expired	(3,999)	$4.70	(2,085)	$17.60	(4,840)	$17.19

Options outstanding, end of year	70,273	$4.43	19,662	$16.80	32,152	$15.50

Options exercisable, end of year	42,121	$4.13	10,570	$15.78	19,678	$16.00

Options outstanding, end of year adjusted for conversion	70,273		81,011		81,078

The weighted-average grant-date fair value was $2.55 per share for options granted during fiscal 2008, $8.90 per share for options granted during fiscal 2007 and $7.38 per share for options granted during fiscal 2006.

The total intrinsic value of options exercised was $47.9 million for fiscal 2008, $156.8 million for fiscal 2007 and $45.7 million for fiscal 2006.

Total fair value of options vested was $27.4 million for fiscal 2008, $32.2 million for fiscal 2007 and $35.6 million for fiscal 2006.

Information regarding stock options outstanding as of December 28, 2008 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
$0.35-$2.50	7,190	4.20	$1.81	$15,748	6,411	3.67	$1.75	$14,398
$2.51-$3.44	7,339	6.40	$3.05	$6,956	4,497	5.78	$3.02	$4,422
$3.47-$3.52	2,260	7.32	$3.52	$1,080	1,039	7.37	$3.52	$495
$3.53-$3.53	7,075	6.08	$3.53	$3,315	4,355	6.13	$3.53	$2,041
$3.54-$4.06	8,831	6.25	$3.88	$1,148	4,674	5.40	$3.90	$541
$4.09-$4.66	7,713	5.18	$4.24	$—	5,066	3.97	$4.19	$—
$4.68-$5.18	8,892	5.43	$4.89	$—	5,795	4.88	$4.91	$—
$5.19-$5.63	7,287	3.19	$5.38	$—	5,904	2.06	$5.39	$—
$5.67-$6.35	7,418	7.48	$6.10	$—	2,554	3.88	$5.91	$—
$6.38-$13.15	6,268	7.77	$7.64	$—	1,826	4.75	$8.36	$—

	70,273	5.80	$4.43	$28,247	42,121	4.47	$4.13	$21,897

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Cypress’ closing stock price of $4.00 at the end of the fiscal 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 19.4 million shares as of December 28, 2008.

As of December 28, 2008, stock options vested and expected to vest totaled approximately 66.9 million shares, with a weighted-average remaining contractual life of 5.66 years and a weighted-average exercise price of $4.38 per share. The aggregate intrinsic value was approximately $27.8 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes Cypress’ restricted stock unit and restricted stock award activities:

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	27,819	$5.43	1,007	$16.23	—	$—
Granted	8,008	$6.25	6,156	$23.45	1,036	$16.22
Exercised	(5,993)	$5.07	(222)	$27.62	—	$—
Forfeited	(1,089)	$4.29	(189)	$18.26	(29)	$15.90

Non-vested, end of year	28,745	$5.78	6,752	$22.38	1,007	$16.23

Non-vested, end of year adjusted for conversion	28,745		27,819		4,149

The balance as of December 28, 2008 included approximately 18.7 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended Plan. The awards were issued to certain senior-level employees of Cypress and can be earned ratably over three to four years. During the first and second quarters of fiscal 2008, the Compensation Committee of the Board (“Compensation Committee”) established the milestones for approximately 4.7 million of the outstanding performance-based awards. These performance-based milestones include the achievement of certain performance results of Cypress’s common stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”), non-GAAP semiconductor gross margin and operating income milestones and non-GAAP semiconductor operating income performance goals versus a pre-determined peer group. These awards are earned upon the Compensation Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

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

ESPP:

During fiscal 2008, 2007 and 2006, Cypress issued 0.4 million, 1.1 million and 1.2 million shares with weighted-average prices of $19.93, $12.88 and $11.08 per share and grant-date fair value of $9.34, $5.07 and $5.27 per share, respectively.

NOTE 9. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Accounts receivable, gross	$96,027	$102,269
Allowances for doubtful accounts receivable and sales returns	(4,084)	(4,244)

Total accounts receivable, net	$91,943	$98,025

Inventories

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Raw materials	$16,989	$14,674
Work-in-process	76,049	65,963
Finished goods	28,851	26,446

Total inventories	$121,889	$107,083

Other Current Assets

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Deferred tax assets	$1,233	$243
Prepaid expenses	24,093	14,785
Assets held for sale (see Note 10)	8,536	—
Other current assets	26,893	14,258

Total other current assets	$60,755	$29,286

Property, Plant and Equipment, Net

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Land	$29,405	$30,386
Equipment	1,008,187	1,058,476
Buildings and leasehold improvements	207,294	234,982
Furniture and fixtures	10,643	10,125

Total property, plant and equipment, gross	1,255,529	1,333,969
Less: accumulated depreciation and amortization	(958,740)	(997,591)

Total property, plant and equipment, net	$296,789	$336,378

Other Assets

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Employee deferred compensation plan (see Note 16)	$20,246	$29,449
Investments:
Debt securities (see Note 7)	35,701	39,815
Equity securities (see Note 7)	1,788	14,969
Debt issuance costs, net	—	1,557
Other assets	18,228	27,063

Total other assets	$75,963	$112,853

Other Current Liabilities

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Employee deferred compensation plan (see Note 16)	$20,478	$30,754
Accrued sales representative commissions	2,686	2,461
Accrued royalties	4,385	4,476
Restructuring accrual	10,095	355
Other current liabilities	25,951	19,507

Total other current liabilities	$63,595	$57,553

Deferred Income Taxes and Other Tax Liabilities

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Deferred income taxes	$540	$719
Non-current tax liabilities	22,045	46,811

Total deferred income taxes and other tax liabilities	$22,585	$47,530

NOTE 10. RESTRUCTURING

The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Fiscal 2008 Restructuring Plan	$11,783	$—	$—

Fiscal 2007 Restructuring Plan	9,860	583	—
Other	—	—	489

Total restructuring charges	$21,643	$583	$489

Subsequent to year end, on February 24, 2009, the Company announced restructuring actions to eliminate approximately 230 additional positions. See Note 20 for further information.

Fiscal 2008 Restructuring Plan

During the third quarter of fiscal 2008, the Company initiated a restructuring plan as part of a companywide cost saving initiative aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008 Restructuring Plan”). In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (SFAS No. 112) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), the Company recorded a total of $11.8 million under the Fiscal 2008 Restructuring Plan, of which $11.6 million was related to personnel costs and $0.2 million was related to other exit costs. The determination of when the Company accrues for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Provision	$11,611
Non Cash	(162)
Cash payments	(4,075)

Balance as of December 28, 2008	$7,374

The Company expects to eliminate approximately 375 positions and recorded total provisions of $11.6 million related to severance and benefits. The following table summarizes certain information related to the positions:

Locations	Number of Employees
Manufacturing facility in the Philippines	130
Manufacturing facility in Minnesota	160
Corporate and other	85

Total	375

As of year end about 190 employees remained with the Company and the majority of these remaining employee terminations are to be completed by the second quarter of fiscal 2009

Fiscal 2007 Restructuring Plan

During the fourth quarter of fiscal 2007, the Company implemented a restructuring plan to exit its manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). Under the Fiscal 2007 Restructuring Plan, the Company transitioned production from the Texas facility to its more cost-effective facility in Bloomington, Minnesota as well as outside third-party foundries. The Fiscal 2007 Restructuring Plan includes the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility. The Fiscal 2007 Restructuring Plan does not involve the discontinuation of any material product lines or other functions.

To date, the Company recorded total restructuring charges of $10.5 million related to the Fiscal 2007 Restructuring Plan, of which $9.9 million was recorded in fiscal 2008 and $0.6 million was recorded in fiscal 2007. Of the total restructuring charges, $7.4 million was related to personnel costs and $3.1 million was related to property, plant and equipment and other exit costs.

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Initial provision	$355
Cash payments	—

Balance as of December 30, 2007	355
Additional provision	7,029
Cash payments	(4,663)

Balance as of December 28, 2008	$2,721

Approximately 50 employees of the 210 positions that were eliminated in the Texas facility remained with us at the end of fiscal 2008. These employees are primarily in manufacturing functions. The Company expects to complete the termination of the remaining employees by the first quarter of fiscal 2009.

Property, Plant and Equipment:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As management has committed to a plan to dispose of the assets associated with the facility by sale, the Company has classified the assets as held for sale and valued the assets at the lower of their carrying amount or fair value. Fair value was determined by market prices estimated by third parties that specialize in sales of such assets. Based on this analysis, the Company recorded a write-down of $1.9 million related to the assets. In addition, the Company recorded $1.2 million of related disposal and other facility costs.

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet as of December 28, 2008:

(In thousands)
Land	$994
Equipment	1,112
Buildings and leasehold improvements	6,430

Total property, plant and equipment, net	$8,536

The Company expects to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009.

NOTE 11. FOREIGN CURRENCY DERIVATIVES

The Company operates and sells products in various global markets and purchases capital equipment using foreign currencies. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. The Company may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of December 28, 2008.

As of December 28, 2008 and December 30, 2007, the Company’s hedge instruments consisted primarily of foreign currency forward contracts. The Company estimates the fair value of its forward contracts based on spot and forward rates from published sources.

The Company records hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of December 28, 2008 and December 30, 2007, the Company had outstanding forward contracts with an aggregate notional value of $1.4 million and $3.0 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows:

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Accumulated net unrealized gains on available-for-sale investments	$2,427	$5,552
Accumulated net unrealized gains on derivatives	106	318
Components of discontinued operations	—	5,762

Total accumulated other comprehensive income	$2,533	$11,632

NOTE 13. OTHER INCOME (EXPENSE), NET

The following table summarizes the components of other income (expense), net, recorded in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Amortization of debt issuance costs	$—	$(4,502)	$(3,721)
Write-off of debt issuance costs (see Note 14)	(1,557)	(11,660)	—
Gain on investments in equity securities (see Note 7)	—	929	10,027
Impairment of investments (see Note 7)	(13,355)	(1,903)	(5,325)
Changes in fair value of investments under the deferred compensation plan (see Note 16)	(10,643)	1,138	2,128
Foreign currency exchange gain (loss), net	2,925	(5,495)	(1,498)
Other	(656)	598	695

Total other income (expense), net	$(23,286)	$(20,895)	$2,306

NOTE 14. DEBT AND EQUITY TRANSACTIONS

1.00% Convertible Senior Notes (“1.00% Notes”)

In March 2007, Cypress entered into the following transactions: (1) the issuance of $600.0 million in principal amount of the 1.00% Notes, (2) a convertible note hedge and warrant transactions with respect to Cypress’s common stock, and (3) an accelerated share repurchase program.

1.00% Notes:

Cypress issued $600.0 million in principal amount of the 1.00% Notes with interest payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at Cypress’s election. The initial effective conversion price of the 1.00% Notes was $23.90 per share, which represented a premium of 26.5% to the closing price of Cypress’s common stock on the date of issuance. Holders who convert their 1.00% Notes in connection with certain types of corporate transactions constituting a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders may require Cypress to purchase all or a portion of their 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In connection with the offering of the 1.00% Notes, Cypress incurred approximately $12.9 million of debt issuance costs.

The 1.00% Notes are unsubordinated and unsecured senior obligations of Cypress, and rank equal in right of payment with all of Cypress’s other existing and future unsubordinated and unsecured obligations, rank junior in right of payment to any of Cypress’s secured obligations to the extent of the value of the collateral securing such obligations, and are subordinated in right of payment to all existing and future obligations of Cypress’s subsidiaries.

Cypress did not enter into any share lending agreements relating to the 1.00% Notes with any third parties.

Holders may freely convert the 1.00% Notes on or after June 15, 2009 until the close of business on the business day immediately preceding the maturity date. Prior to June 15, 2009, holders may convert their 1.00% Notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, Cypress’s common stock closes at a price in excess of 130% of the conversion price in effect on the last day of such calendar quarter. In December 2007, the common stock price conversion test was met, as the closing price of Cypress’s common stock exceeded 130% of the conversion price for 20 trading days within the last 30 trading days of the fourth quarter of fiscal 2007. Accordingly, holders could exercise their right to convert the 1.00% Notes during the first quarter of fiscal 2008. In addition, the Company wrote off the remaining unamortized debt issuance costs of $8.6 million, of which $7.0 million was recorded in the fourth quarter of fiscal 2007 and $1.6 million was recorded in the first quarter of fiscal 2008.

The following table summarizes the outstanding principal amount of the 1.00% Notes:

	As of
	December 28, 2008		December 30, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.00% Notes	$27,999	$27,999	$600,000	$978,162

The decline in the outstanding principal amount of the 1.00% Notes was attributable to the following transactions:

Tender Offer:

In September 2008, Cypress completed a tender offer to purchase for cash up to $531.3 million in aggregate principal amount of the 1.00% Notes. Based on the final results of the tender offer, $582.4 million aggregate principal amount of the 1.00% Notes were tendered. Cypress accepted $531.3 million of the tendered 1.00% Notes at a purchase price of $1,321.22 per $1,000 principal amount, plus accrued and unpaid interest. Because more than $531.3 million principal amount was tendered, Cypress purchased the 1.00% Notes on a pro-rata basis. The pro-ration was based on the ratio of the principal amount of the 1.00% Notes tendered by a holder to the total principal amount of the 1.00% Notes tendered by all the holders. As a result of the tender offer, Cypress paid $701.9 million in cash and recorded a debt extinguishment loss of $170.7 million in the third quarter of fiscal 2008.

Open Market Purchase:

In November 2008, Cypress made open market purchases of approximately $12.1 million of the outstanding 1.00% Notes at a slight discount to par, plus accrued interest.

Fundamental Change:

Pursuant to the applicable Indenture, the Spin-Off of SunPower (see Note 2) constituted both a fundamental change and a make-whole fundamental change to the 1.00% Notes. Consequently, the remaining holders were permitted to require Cypress to purchase their 1.00% Notes on December 17, 2008, the fundamental change purchase date, in cash at a price equal to $1,000 principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. On December 17, 2008, Cypress repurchased $28.7 million of the 1.00% Notes.

Holders who did not have their 1.00% Notes repurchased by Cypress maintain the right to convert their 1.00% Notes in accordance with and subject to the terms of the Indenture. The 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the 1.00% Notes or the conversion value. If the conversion value of the 1.00% Notes is greater than $1,000, then the excess conversion value will be convertible into cash or shares of Cypress’s common stock, or a combination of cash and shares, at Cypress’s election. As of December 28, 2008, the conversion price of the 1.00% Notes was $5.64 per share.

Holders cannot currently convert, but will have the right to convert after June 15, 2009. Holders who convert after June 15, 2009 will not receive a make-whole adjustment unless there is another fundamental change. The amount that will be paid on conversion will be calculated based on the 20 trading days beginning on August 13, 2009, the 22nd trading day prior to the maturity date of September 15, 2009.

Convertible Note Hedge and Warrants:

In connection with the issuance of the 1.00% Notes in March 2007, Cypress entered into a convertible note hedge transaction with respect to its common stock with the option counterparties (Credit Suisse International and Deutsche Bank AG) covering the same amount of common stock that is issuable upon conversion of the 1.00% Notes in order to reduce the potential dilution upon conversion of the 1.00% Notes in the event that the market value per share of Cypress’s common stock at the time of exercise is greater than the conversion price of the 1.00% Notes. In addition, the Company entered into a warrant transaction in which Cypress sold to the option counterparties warrants to acquire the same number of shares of Cypress’s common stock underlying the 1.00% Notes. The warrants are to be settled on a net-exercise basis, either in shares of stock or cash, at Cypress’s election. The convertible note hedge and warrants are separate transactions entered into by the Company. They are not part of the terms of the 1.00% Notes and do not affect the holders’ rights. In conjunction with the convertible note hedge and the warrants, the Company paid net premiums of approximately $17.0 million to the option counterparties in fiscal 2007 using a portion of the proceeds from the offering of the 1.00% Notes. The amount was recorded in “Additional paid-in capital” in the Consolidated Balance Sheet in fiscal 2007.

During fiscal 2008, Cypress terminated a portion of the convertible note hedge and warrant agreements with respect to the amount of the 1.00% Notes that were purchased by Cypress in transactions described above. As a result of the termination, Cypress received total net cash proceeds of $7.8 million from the option counterparties, which was recorded in “Additional paid-in capital” in the Consolidated Balance Sheet in fiscal 2008. The portion of the convertible note hedge and the warrant agreements associated with the outstanding principal amount of the 1.00% Notes remained outstanding as of December 28, 2008.

Accelerated Share Repurchase Program:

In connection with the issuance of the 1.00% Notes in March 2007, Cypress entered into an accelerated share repurchase program. Pursuant to the program, Cypress repurchased shares of its common stock on the open market based on the volume weighted-average price of Cypress’s common stock, subject to a per-share floor price and cap price, calculated over a period of approximately three months. The accelerated share repurchase program was funded with approximately $571.0 million of net proceeds from the offering of the 1.00% Notes. Cypress completed the accelerated share repurchase program in fiscal 2007 and repurchased a total of 28.9 million shares at an average price of $19.78.

1.25% Convertible Subordinated Notes (“1.25% Notes”)

During fiscal 2003, Cypress issued $600.0 million in principal amount of the 1.25% Notes with interest payable on June 15 and December 15. The 1.25% Notes were due in June 2008. The 1.25% Notes, which may be converted at anytime by the holders prior to maturity, was convertible into 55.172 shares of Cypress’s common stock per $1,000 principal amount, plus a cash payment of $300. The 1.25% Notes were callable by Cypress at anytime.

In February 2007, Cypress called for redemption of the outstanding 1.25% Notes. Holders had the option to convert the 1.25% Notes into 55.172 shares of Cypress’s common stock per $1,000 principal amount plus $300 in cash. Alternatively, holders had the option to have their 1.25% Notes redeemed. Upon redemption, holders would receive $1,000 plus accrued interest per $1,000 principal amount. As a result of the redemption, Cypress issued approximately 33.0 million shares of its common stock and paid approximately $179.7 million in cash to the holders in fiscal 2007. In addition, Cypress wrote off approximately $4.7 million of related unamortized debt issuance costs in fiscal 2007.

Stock Repurchase Program

In fiscal 2007, the Board authorized a stock repurchase program of up to $300.0 million. In fiscal 2008, the Board approved an additional $300.0 million, bringing the total amount that may be used for stock purchases to $600.0 million under the stock repurchase program. The stock repurchase program is in addition to the accelerated share repurchase program associated with the 1.00% Notes discussed above. Stock repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The program may be limited or terminated at any time without prior notice.

During fiscal 2008, the Company used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. As of December 28, 2008, the remaining balance available for future stock repurchases was $224.4 million under the stock repurchase program. Cypress did not repurchase any shares under the program in fiscal 2007.

Equity Option Contracts

As of December 31, 2006, the Company had outstanding a series of equity options on its common stock with an initial cost of $26.0 million that were originally entered into in fiscal 2001. The contracts required physical settlement. Upon expiration of the options, if the Company’s stock price was above the threshold price of $21.00 per share, the Company would receive a settlement value totaling $30.3 million in cash. If the Company’s stock price was below the threshold price of $21.00 per share, the Company would receive 1.4 million shares of its common stock. Alternatively, the contracts may be renewed and extended.

During fiscal 2007, the contracts expired and the Company did not renew them. Because the Company’s stock price was below $21.00 per share at the expiration date, the Company received 1.4 million shares of its common stock, which was accounted for as treasury stock.

Line of Credit

In January 2009, the Company extended its line of credit with Silicon Valley Bank to March 2009 with a total available amount of $55.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of December 28, 2008) or LIBOR plus 1.5% (2.96% as of December 28, 2008). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to net worth. As of December 28, 2008, Cypress was in compliance with all of the financial covenants. Cypress’s obligations under the line of credit are guaranteed and collateralized by the common stock of certain Cypress business entities. Cypress intends to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

In conjunction with certain guarantees, Cypress issued irrevocable standby letters of credit in the aggregate amount of $47.0 million to secure payments under an equipment lease. As of December 28, 2008, the letters of credit have been reduced to $30.6 million. See “Lease Guarantees” under Note 18 for further discussion.

NOTE 15. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding and any dilutive potential common shares. Diluted net loss per common share is computed using the weighted-average common shares outstanding and excludes all dilutive potential common shares because the Company is in a net loss position and their inclusion would be anti-dilutive. The Company’s dilutive securities primarily include stock options, restricted stock units, restricted stock awards, convertible debt and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except per-share amounts)
Net Income (Loss) per Share – Basic:
Income (loss) from continuing operations	$(462,136)	$388,988	$19,016
Income from discontinued operations	31,885	5,312	20,466

Net income (loss) for basic computation	$(430,251)	$394,300	$39,482

Weighted-average common shares for basic computation	150,447	155,559	140,809

Net income (loss) per share – basic:
Continuing operations	$(3.07)	$2.50	$0.14
Discontinued operations	0.21	0.03	0.14

Net income (loss) per share – basic	$(2.86)	$2.53	$0.28

Net Income (Loss) per Share – Diluted:
Income (loss) from continuing operations	$(462,136)	$388,988	$19,016
Adjustments:
Interest expense and related costs associated with the 1.25% Notes	—	1,173	—
Other	—	(717)	(1,084)

Income (loss) from continuing operations for diluted computation	(462,136)	389,444	17,932
Income from discontinued operations	31,885	5,312	20,466

Net income (loss) for diluted computation	$(430,251)	$394,756	$38,398

Weighted-average common shares	150,447	155,559	140,809
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	—	8,288	5,414
1.00% Notes	—	2,282	—
1.25% Notes	—	4,455	—
Warrants	—	1,252	—

Weighted-average common shares for diluted computation	150,447	171,836	146,223

Net income (loss) per share – diluted:

Continuing operations	$(3.07)	$2.27	$0.12
Discontinued operations	0.21	0.03	0.14

Net income (loss) per share – diluted	$(2.86)	$2.30	$0.26

Convertible Debt and Warrants:

The 1.00% Notes, which were issued in March 2007, are convertible debt which requires Cypress to settle the principal value of the debt in cash and any conversion premiums in either cash or stock, at Cypress’s election. In connection with the issuance of the 1.00% Notes, Cypress entered into a convertible note hedge transaction with respect to its common stock with the option counterparties covering the same amount of common stock that is issuable upon conversion of the 1.00% Notes in order to reduce the potential dilution in the event that the market value per share of Cypress’s common stock at the time of exercise is greater than the conversion price of the 1.00% Notes. In addition, Cypress entered into a warrant transaction in which Cypress sold to the option counterparties warrants to acquire the same number of shares of Cypress’s common stock underlying the 1.00% Notes. The Company applies the treasury stock method in determining the dilutive impact of both the 1.00% Notes and the warrants. In accordance with SFAS No. 128, “Earnings per Share,” the convertible note hedge is excluded from the diluted earnings per share computation as it is anti-dilutive.

The Company applied the if-converted method in determining the dilutive impact of the 1.25% Notes, as the principal value was convertible into shares. The 1.25% Notes were fully redeemed in February 2007.

Anti-Dilutive Securities:

The following securities were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Stock options, restricted stock units and restricted stock awards	43,942	6,752	23,016
1.00% Notes	20,466	—	—
1.25% Notes	—	—	33,048
Warrants	20,466	—	—

NOTE 16. EMPLOYEE BENEFIT PLANS

Key Employee Bonus Plan

The Company has a key employee bonus plan, which provides for incentive payments to certain Cypress key employees including all executive officers except the Chief Executive Officer. Payments under the plan are determined based upon certain performance measures, including the Company’s actual earnings per share compared to the annual operating plan as well as achievement of strategic, operational and financial goals established for each key employee. The Company recorded total charges of $6.2 million under the plan in fiscal 2008, $10.7 million in fiscal 2007 and $10.4 million in fiscal 2006.

Performance Profit Sharing Plan

The Company has a performance profit sharing plan, which provides incentive payments to all Cypress employees. The plan was adopted in fiscal 2006. Payments under the plan are determined based upon the Company’s earnings per share and the employees’ percentage of success in achieving certain performance goals. The Company recorded total charges of $5.2 million under the plan in fiscal 2008, $6.7 million in fiscal 2007 and $6.5 million in fiscal 2006.

Performance Bonus Plan

In fiscal 2008, the Company established the performance bonus plan, which provides for incentive payments to executive officers and key employees who are recommended by the Company’s senior management and approved solely at the discretion of the Compensation Committee of the Board. Payments under the plan are determined based upon the attainment and certification of certain objective performance criteria established by the Compensation Committee. The sole participant in the performance bonus plan for fiscal 2008 was the Company’s Chief Executive Officer. During fiscal 2008, the Company recorded total charges of $0.6 million under the plan.

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

The Company accounts for the deferred compensation plan in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of December 28, 2008 and December 30, 2007, the fair value of the assets was $20.2 million and $29.4 million, respectively, and the fair value of the liabilities was $20.5 million and $30.8 million, respectively.

All expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$(10,643)	$1,138	$2,128
Changes in fair value of liabilities recorded in:
Cost of revenues	2,129	(679)	(871)
Research and development expenses	3,560	(782)	(1,003)
Selling, general and administrative expenses	5,437	(596)	(765)

Total income (expense), net	$483	$(919)	$(511)

During fiscal 2003, the Company entered into an arrangement with a major financial institution, wherein the Company purchased a forward contract to hedge the impact of market changes of the Company’s common stock held by the plan. The forward contract was carried at fair value with any changes in the fair value recorded as an operating expense or credit in the Consolidated Statements of Operations. In fiscal 2007 and 2006, the Company recorded credits of $2.8 million and $0.6 million respectively, related to the forward contract.

During fiscal 2007, the Company terminated the forward contract and received proceeds of $5.4 million from the settlement. In addition, the Company received proceeds of $1.2 million following the death of a plan participant.

Pension Plans

The Company sponsors defined benefit pension plans covering employees in certain of its international locations. The Company does not have pension plans for its United States-based employees. As of December 28, 2008 and December 30, 2007, projected benefit obligations totaled $4.5 million and $5.3 million, respectively, and the fair value of plan assets was $1.9 million and $2.3 million, respectively.

401(k) Plan

The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement. The Company does not make contributions to the 401(k) plan.

NOTE 17. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and the components of income tax provision are summarized below:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
United States income (loss)	$(438,543)	$363,661	$(3,844)
Foreign income	(15,974)	30,915	27,770

Income (loss) from continuing operations before income taxes	$(454,517)	$394,576	$23,926

Income tax provision:
Current tax benefit (expense):
Federal	$(5,776)	$—	$(745)
State	(587)	(351)	(400)
Foreign	(2,563)	(7,005)	(5,580)

Total current tax expense	(8,926)	(7,356)	(6,725)

Deferred tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	997	1,750	1,811

Total deferred tax benefit	$997	$1,750	$1,811

Income tax provision	$(7,929)	$(5,606)	$(4,914)

Income tax provision differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) from continuing operations before taxes and minority interest as shown below:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$159,081	$(138,102)	$(8,374)
Foreign income at other than U.S. rates	(27,617)	12,786	5,814
State income taxes, net of federal benefit	(587)	(228)	(260)
Tax Credits	1,248	—	—
Alternative minimum tax	(23,677)	—	(1,953)
Recognition of prior-year benefits	85,820	110,634	—
Convertible bond interest	6,857	9,858	—
Non-deductible goodwill and bond tender losses	(185,071)	—	—
Reversal of previously accrued taxes	19,612	—	—
Future benefits not recognized	(43,143)	—	—
Other, net	(453)	(554)	(142)

Income tax benefit (provision)	$(7,930)	$(5,606)	$(4,915)

The components of deferred tax assets and liabilities were as follows:

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$119,812	$143,975
Excess of book over tax depreciation	20,739	6,647
Reserves and accruals	84,672	75,150
Deferred income	2,356	3,428

Total deferred tax assets	227,579	229,200
Less valuation allowance	(214,267)	(226,747)

Deferred tax assets, net	13,312	2,453

Deferred tax liabilities:
Intangible assets arising from acquisitions	(12,619)	(2,929)

Total deferred tax liabilities	(12,619)	(2,929)

Net deferred tax assets (liabilities)	$693	$(476)

As of December 28, 2008 and December 30, 2007, deferred tax assets of $214.3 million and $226.7 million, respectively, were fully reserved due to uncertainty of realization in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In compliance with SFAS No. 109, current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction.

At December 28, 2008, Cypress had U.S. federal net operating loss carryovers of $224.1 million, which, if not utilized, will expire from 2022 through 2027. Of the $224.1 million, $22.5 million is subject to Section 382 limitation. When recognized, the tax benefit of $201.6 million of loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Cypress had state net operating loss carryovers of $119.4 million which, if not utilized, will expire from 2010 through 2018. A portion of these net operating loss carryovers relate to recent acquisitions and are subject to certain limitations. In addition, Cypress had U.S. federal tax credit carryforwards of $96.2 million, which, if not utilized, will expire from 2008 through 2027, and state tax credit carryforwards of $64.2 million, which currently do not have any expiration date.

The Company receives tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. Historically, the Company has evaluated the deferred tax assets relating to these stock option deductions along with its other deferred tax assets and concluded that a valuation allowance is not required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, the Company will have the ability, subject to carryforward limitations, to benefit from these amounts. When realized, the tax benefits of tax deductions related to stock options are accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision. The Company’s expected profitability for fiscal 2008 coupled with the level of stock option deductions generated during the third quarter of fiscal 2008 is expected to result in the utilization of net operating losses related to deferred tax assets for stock option deductions. Accordingly, a portion of valuation allowance related to these deferred tax assets was eliminated in fiscal 2008, resulting in an increase of $23.7 million in additional paid-in capital.

During fiscal 2008, the Company recognized a loss on extinguishment of debt in the amount of $170.7 million (see Note 14) and recorded a goodwill impairment charge of $351.3 million (see Note 5). These two loss items were considered non-deductible for tax purposes.

United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $143.2 million and $377.7 million of undistributed earnings for certain non-United States subsidiaries as of December 28, 2008 and December 30, 2007, respectively, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the United States are in certain countries that impose a statutory tax rate both higher and lower than the United States. The Company is subject to tax holidays in the Philippines and India where it manufactures and designs certain of its products. These tax holidays are scheduled to expire at varying times within the next one and four years. Overall, the Company expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the United States.

Unrecognized Tax Benefits

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $3.1 million in fiscal 2007 and a corresponding increase in “Accumulated deficit” in the Consolidated Balance Sheet. A reconciliation of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits as of January 1, 2007	$38,893
Increase based on tax positions related to current year	4,760
Increase based on tax positions related to prior years	3,154

Unrecognized tax benefits as of December 30, 2007	46,807
Decrease based on tax positions related to current year	(14,251)
Decrease related to settlements with taxing authorities	(10,511)

Unrecognized tax benefits as of December 28, 2008	$22,045

As of December 28, 2008 and December 30, 2007, the amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate totaled $20.4 million and $42.0 million, respectively.

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

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 28, 2008 and December 30, 2007, the amount of accrued interest and penalties totaled $4.4 million and $4.6 million, respectively. The Company recorded interest and penalties of approximately $(0.2) million, $1.4 million and $3.1 million during fiscal 2008, 2007 and fiscal 2006, respectively.

Examinations by Tax Authorities

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 28, 2008:

Tax Jurisdictions	Tax Years
United States	2005 and onward
Philippines	2006 and onward
India	2004 and onward
California	2004 and onward

While years prior to 2005 for the United States corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2005.

Spin-Off of SunPower

Cypress and SunPower have entered into a tax sharing agreement providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (as defined under applicable federal, state or foreign law) reduced by SunPower’s portion of such tax liability or benefit determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

SunPower ceased to be a member of Cypress’s (1) consolidated group for federal income tax purposes and most state income tax purposes (in those states which require or allow the filing of a consolidated state income tax return based upon U.S. federal consolidation rules), as of June 6, 2006, and (2) remaining state combined group for state income tax purposes, as of September 29, 2008 (the date of the Spin-Off). To the extent that SunPower becomes entitled to utilize on its separate tax returns portions of those credit or loss carryforwards existing as of such dates, SunPower will pay to Cypress the tax effect, measured at 35% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. SunPower will pay these amounts to Cypress in cash or in SunPower’s shares, at SunPower’s option. As of December 28, 2008, SunPower has $44.0 million of federal net operating loss carryforwards and $5.0 million of federal and state tax credits subject to payment to Cypress under the tax sharing agreement amounting to approximately $20.4 million. Of this total amount, it is reasonably anticipated that Cypress will receive from SunPower $16.6 million within the next 12 months. Accordingly, as of December 28, 2008 Cypress has recorded a receivable from SunPower in the amount of $16.6 million which is included in other current assets and recorded a corresponding increase to additional paid in capital.

In connection with the Spin-Off (see Note 2), on August 12, 2008, Cypress and SunPower entered into an amendment to the existing tax sharing agreement between the parties to address certain transactions that may affect the tax treatment of the Spin-Off and certain other matters. Under the amended tax sharing agreement, SunPower is required to provide notice to Cypress of certain transactions that could give rise to SunPower’s indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Internal Revenue Code or similar provision of other applicable law to the Spin-Off as a result of one or more acquisitions (within the meaning of Section 355(e)) of SunPower’s stock after the Spin-Off.

In addition, under the amended tax sharing agreement and subject to certain exceptions, SunPower agreed that, for a period of 25 months following the Spin-Off, it will not: (a) effect a transaction that would result in a recapitalization as defined by the parties (“Recapitalization”) or (b) enter into or facilitate any other transaction resulting in an acquisition (within the meaning of Section 355(e) of the Internal Revenue Code) of SunPower’s stock without first obtaining the written consent of Cypress. SunPower further agreed that it will not: (a) effect a Recapitalization during the 36 month period following the Spin-Off without first obtaining a tax opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the Spin-Off to become taxable under Section 355(e), or (b) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the Spin-Off, or any transaction having any bearing on the tax treatment of the Spin-Off, without the prior written consent of Cypress.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

In connection with the guarantees, the Company was granted options to purchase ordinary shares of Grace. At the time of entering into the guarantee and at the time of the option grants, the Company determined that the fair value of the guarantees and the options was not material to its consolidated financial statements. As of December 28, 2008 the Company updated its assessment of the likelihood that it would have to settle the outstanding lease payments and determined that it was not probable. As a result the Company has not recorded any liability relating to the outstanding lease payments.

The following table summarizes the terms and status of the guarantees:

Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	Outstanding Rental Payments			Outstanding Irrevocable Letters of Credits			Grace Options Granted to Cypress
			At Inception	As of		At Inception	As of
				December 30, 2007	December 28, 2008		December 30, 2007	December 28, 2008
					(In thousands)
2006	One	36 months	$8,255	$5,503	$2,752	$6,392	$5,092	$2,829	2,272
2007	Five	36 months	42,278	34,424	21,828	32,726	30,314	20,793	17,097
2008	One	36 months	10,372	—	7,778	7,918	—	7,010	6,009

			$60,905	$39,927	$32,358	$47,036	$35,406	$30,632	25,378

Indemnification Obligations

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

The following table presents the Company’s warranty reserve activities:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Beginning balance	$3,074	$2,578	$2,185
Provisions	(7,759)	(4,357)	(6,182)
Settlements made	8,026	4,853	6,575

Ending balance	$3,341	$3,074	$2,578

Operating Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2013. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

As of December 28, 2008, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
2009	$8,272
2010	5,776
2011	4,415
2012	3,937
2013	1,558
2014 and Thereafter	2,195

Total	$26,153

Rental expenses totaled approximately $8.2 million, $7.9 million and $11.4 million in fiscal 2008, 2007 and 2006, respectively.

Synthetic Lease

In June 2003, the Company entered into a synthetic lease agreement for four facilities located in San Jose, California and one facility located in Bloomington, Minnesota. The synthetic lease required the Company to purchase the properties from the lessor for $62.7 million or to arrange for the properties to be acquired by a third party at lease expiration, which was June 2008. The synthetic lease obligation of $62.7 million was not recorded in the Company’s Consolidated Balance Sheets. The synthetic lease required monthly payments to the lessor that varied based on LIBOR plus a spread. Such payments totaled approximately $0.7 million in fiscal 2007 and $3.6 million in fiscal 2006.

The Company was required to evaluate periodically the expected fair value of the properties at the end of the lease term. As the Company determined that it was estimable and probable that the expected fair value of the properties at the end of the lease term would be less than $62.7 million, the Company had ratably accrued for the impairment loss over the remaining lease term. As of December 31, 2006, the total impairment loss accrual was $5.7 million. The fair value analysis on the properties was performed by management with the assistance of independent appraisal firms.

The Company was also required to maintain restricted cash to serve as collateral for the synthetic lease. As of December 31, 2006, the balance of restricted cash and accrued interest income was $63.3 million.

During fiscal 2007, the Company exercised its option to purchase the properties under the synthetic lease, which included land and buildings, for $62.7 million from the lessor. The payment was made using the restricted cash collateral. At the date of termination, the Company determined that an impairment loss of $12.7 million existed, representing the difference between the properties’ fair value of $50.0 million determined at the date of termination and the lease obligation of $62.7 million. As a result, the Company recorded an additional impairment loss of $7.0 million in fiscal 2007, representing the difference between the total impairment loss of $12.7 million and $5.7 million that had previously been accrued. In addition, the Company recorded $50.0 million related to the properties in “Property, plant and equipment, net” in the Consolidated Balance Sheet in fiscal 2007.

Litigation and Asserted Claims

In April 2008, the Company, along with several other companies, was named in an International Trade Commission (“ITC”) action filed by Agere/LSI Corporation (“LSI”), which alleges infringement of Agere/LSI’s patent no. 5,227,335. Agere/LSI filed the same patent infringement claim concurrently in the federal district court in Marshall, Texas. The federal case has been stayed pending the outcome of the ITC action, which is currently set for trial in July 2009. The Company believes it has meritorious defenses to the allegations in the ITC action and the federal case and will vigorously defend itself in these matters.

In October 2006, the Company received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the static random access memory (“SRAM”) industry. In December 2008, the DOJ notified the Company that it was closing its investigation of the SRAM market. No allegations or charges were made against the Company during the investigation. In December 2007, the Korean Federal Trade Commission (“KFTC”) opened a criminal investigation into this same market. The Company has provided the documents and other relevant information requested by the KFTC, and no additional requests have been made of the Company.

In connection with the DOJ investigation discussed above, in October 2006, the Company, along with a majority of the other SRAM manufacturers, was named in numerous consumer class action suits that have now been consolidated in the U.S. District Court for the Northern District of California. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws and unjust enrichment. The lawsuits seek restitution, injunction and damages in an unspecified amount. The parties are engaged in document production and the class certification process. The Company was also named in purported consumer anti-trust class action suits in three provinces of Canada. The Florida Attorney General’s office also filed a civil investigative demand on behalf of all Florida SRAM consumers. The Company has produced documents in these matters that are consistent with the production made to the DOJ, and no further requests have been made of the Company in any of these matters. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

The Company, along with several other co-defendants, is party to trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by the Company and the co-defendants from Circuit Semantics, Inc., a business no longer in operation. Prior to filing suit against the Company, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco’s trade secrets. Silvaco’s complaint against the Company alleges that the Company misappropriated Silvaco’s trade secrets by using the Circuit Semantics software previously purchased by the Company. On February 10, 2009, summary judgment was granted in favor of Cypress on the trade secret claim. The Company is currently awaiting forward entry of judgment and dismissal of the case by the court.

The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on the Company’s own investigations, the Company believes the ultimate outcome of its current legal proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

NOTE 19. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The Company designs, develops, manufactures and markets a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. The Company evaluates its reportable business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in the following four reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and timing solutions
Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems
Memory and Imaging Division	a product division focusing on static random access memories, nonvolatile memories and image sensor products
Other	includes Cypress Envirosystems and Agiga Tech, both majority-owned subsidiaries of Cypress, the ONS and China business units, certain foundry-related services and corporate expenses

The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Consumer and Computation Division	$315,718	$357,671	$334,237
Data Communications Division	129,930	117,755	131,930
Memory and Imaging Division	312,410	330,305	342,276
Other	7,658	15,866	46,600

Total revenues	$765,716	$821,597	$855,043

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Consumer and Computation Division	$(1,809)	$47,791	$18,615
Data Communications Division	27,453	21,340	27,200
Memory and Imaging Division	31,554	42,306	27,297
Other	(21,654)	(20,278)	(8,788)
Unallocated items:
Stock-based compensation expense	(122,345)	(61,392)	(42,588)
Amortization of intangibles and other acquisition-related costs	(9,199)	(8,864)	(15,917)
Restructuring charges	(21,643)	(583)	(489)
Write-off of debt issuance costs	(1,557)	(11,660)	—
Reduction in allowance for uncollectible SPAP loans	198	7,479	—
Gain on divestitures	9,966	17,958	14,730
Loss on extinguishment of debt	(170,690)	—	—
Gain on sale of SunPower’s common stock	192,048	373,173	—
Gain on investments in equity securities	—	929	10,027
Impairment of goodwill	(351,257)	—	—
Impairment related to synthetic lease	—	(7,006)	(2,704)
Impairment of investments	(13,355)	(1,903)	(5,325)
Other	(2,227)	(4,714)	1,868

Income (loss) from continuing operations before income taxes and minority interest	$(454,517)	$394,576	$23,926

Depreciation:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Consumer and Computation Division	$27,408	$33,531	$35,395
Data Communications Division	11,186	11,459	14,446
Memory and Imaging Division	27,080	31,001	36,208
Other	741	1,994	5,118

Total depreciation	$66,415	$77,985	$91,167

Geographical Information

The following table presents the Company’s total revenues by geographical locations:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Americas:
United States	$163,542	$223,276	$198,916
Other	34,826	11,392	34,046
Asia:
China and Taiwan	281,295	286,624	296,245
Japan	69,746	83,548	102,636
Other	96,466	114,595	118,604
Europe	119,841	102,162	104,596

Total revenues	$765,716	$821,597	$855,043

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 28, 2008	December 30, 2007
	(In thousands)
United States	$225,180	$265,230
Philippines	62,968	66,594
Other	8,641	4,554

Total property, plant and equipment, net	$296,789	$336,378

Customer Information

Two distributors accounted for 13% and 11% of the Company’s total revenues for fiscal 2008. Two distributors accounted for 14% and 12% of the Company’s total revenues for fiscal 2007. Two distributors accounted for 12% and 11% of the Company’s total revenues for fiscal 2006.

NOTE 20. SUBSEQUENT EVENTS

Line of Credit

In January 2009, the Company extended its line of credit with Silicon Valley Bank to March 2009 and the total available amount is $55.0 million. No borrowings are currently outstanding under the line of credit.

Stock Repurchase

In January and February 2009, the Company used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59.

Restructuring

On February 24, 2009, the Company announced it was taking additional restructuring actions. The Company will eliminate approximately 230 additional positions in all functional areas of the Company. The expected cost of the terminations will approximate $7.6 million and the Company expects to complete the majority of these terminations by the third quarter of fiscal 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at December 28, 2008 and December 30, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 of Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for its uncertain tax positions in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2009

UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	December 28, 2008 (2)	September 28, 2008	June 29, 2008	March 30, 2008 (1)
	(In thousands, except per-share amounts)
Revenues	$165,073	$222,681	$209,580	$168,382
Gross margin	$60,652	$98,599	$101,727	$80,149

Income (loss) from continuing operations	$(412,449)	$(33,569)	$7,432	$(23,550)
Income (loss) from discontinued operations	(809)	9,479	15,974	7,241

Net income (loss)	$(413,258)	$(24,090)	$23,406	$(16,309)

Net income (loss) per share - basic:
Continuing operations	$(2.86)	$(0.22)	$0.05	$(0.15)
Discontinued operations	(0.01)	0.06	0.11	0.04

Net income (loss) per share – basic	$(2.87)	$(0.16)	$0.16	$(0.11)

Net income (loss) per share – diluted:
Continuing operations	$(2.86)	$(0.22)	$0.05	$(0.15)
Discontinued operations	(0.01)	0.06	0.09	0.04

Net income (loss) per share – diluted	$(2.87)	$(0.16)	$0.14	$(0.11)

	Three Months Ended
	December 30, 2007	September 30, 2007	July 1, 2007	April 1, 2007
	(In thousands, except per-share amounts)
Revenues	$206,871	$215,201	$199,020	$200,505
Gross margin	$97,963	$97,684	$86,269	$93,811

Income (loss) from continuing operations	$312	$25,132	$366,523	$(2,979)
Income (loss) from discontinued operations	2,826	4,691	(3,163)	958

Net income (loss)	$3,138	$29,823	$363,360	$(2,021)

Net income (loss) per share - basic:
Continuing operations	$0.00	$0.16	$2.41	$(0.02)
Discontinued operations	0.02	0.03	(0.02)	0.01

Net income (loss) per share – basic	$0.02	$0.19	$2.39	$(0.01)

Net income (loss) per share – diluted:
Continuing operations	$0.00	$0.15	$2.31	$(0.02)
Discontinued operations	0.01	0.03	(0.02)	0.01

Net income (loss) per share – diluted	$0.01	$0.18	$2.29	$(0.01)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(1)	Prior to fiscal 2008, Cypress had sales agreements with certain independent distributors in Asia, including Japan, that did not provide these distributors with price protection or rights of return. As such, revenues were recognized upon shipment. During the first quarter of fiscal 2008, Cypress negotiated new terms with these distributors. Under the new terms, these distributors were provided with allowances such as price protection and stock rotation rights. Given the uncertainties associated with the rights provided to these distributors, revenues and costs related to sales to these distributors are deferred until the products are sold by the distributors to the end customers.

As a result of changing the terms of these distributor agreements, we were required to change from recognizing revenue at the time of shipment to recognizing revenue upon sales to the ultimate end customers. The impact of this change resulted in: (1) the deferral of approximately $20.8 million of revenue that would have been recognized under the previous sales terms, and (2) an increase in our net loss of approximately $10.8 million for the first quarter of fiscal 2008.

(2)	During the fourth quarter the net loss includes an impairment of goodwill of $351.3 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 28, 2008.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on pages      of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item concerning our executive officers is incorporated by reference from the information set forth in the sections titled “Executive Officers” under Item 1 of this Annual Report on Form 10-K and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement. There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal 2008.

On June 4, 2008, we submitted our 303A Annual Chief Executive Officer Certification to the New York Stock Exchange.

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

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	125

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3. Exhibits:

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.	10-Q	4/1/2001

2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.	10-Q	4/1/2001

2.3	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.	10-Q	7/1/2001

2.4	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).	10-Q	9/30/2001

2.5	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.	10-Q	9/30/2001

2.6	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001

2.7	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001

2.8	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.	10-K	12/30/2001

2.9	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.	8-K	8/13/2004

2.10	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005

2.11	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.	8-K	2/15/2005

2.12	Agreement and Plan of Merger dated November 7, 2005 by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005

2.13	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor Corporation and NetLogic Microsystems, Inc.	8-K	2/21/2006

2.14	Asset Purchase Agreement, dated February 27, 2007, by and between Sensata Technologies, Inc. and Cypress Semiconductor Corporation.	8-K	3/20/2007

2.15	Agreement for the Purchase and Sale of Assets, dated August 29, 2007, by and between NetLogic Microsystems, Inc. and Cypress Semiconductor Corporation.	8-K	9/5/2007

2.16	Agreement and Plan of Merger, dated as of August 1, 2008, by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and Simtek Corporation.	8-K	8/1/2008

3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000

3.2	Bylaws, as Amended, of Cypress Semiconductor Corporation.	10-K	12/29/2002

3.3	Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	4/3/2005

3.4	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	6/23/2005

3.5	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	7/3/2005

3.6	Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	3/31/2006

4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000

4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000

4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003

4.4	Indenture dated as of March 13, 2007 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	5/17/2007

4.5	Registration Rights Agreement—1.00% Convertible Senior Notes due September 15, 2009.	10-Q	7/1/2007

10.1	Form of Indemnification Agreement.	S-1	3/4/1987

10.2	Cypress Semiconductor Corporation 1994 Stock Option Plan.	10-K	1/2/2000

10.3	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.	S-8	12/10/1998

10.4	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.	10-K	1/3/1999

10.5	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.	S-8	4/20/1999

10.6	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002

10.7	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002

10.8	Amendment to 1999 Nonstatutory Stock Option Plan.	10-Q	6/29/2003

10.9	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003

10.10	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003

10.11	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003

10.12	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	9/28/2003

10.13	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004

10.14	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	1/2/2005

10.15	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004	10-K	1/2/2005

10.16	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005

10.17	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005

10.18	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006

10.19	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006

10.20*	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006

10.21	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006

10.22	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006

10.23	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007

10.24	Amendment No. 2 to Loan and Security Agreement dated as of December 11, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.25	Amendment No. 3 to Loan and Security Agreement dated as of December 21, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.26	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.27	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.28	Cypress Semiconductor Corporation 1994 Stock Plan, as amended and restated on May 3, 2007.	8-K	5/7/2007

10.29	Consent and Amendment No. 4 to Loan and Security Agreement dated March 5, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	4/1/2007

10.30	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007

10.31	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007

10.32	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007

10.33	Cypress Semiconductor Corporation 1994 Stock Plan, as amended and restated on May 11, 2007.	10-Q	7/1/2007

10.34	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007

10.35	Amendment No. 5 to Loan and Security Agreement dated December 20, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/30/2007

10.36	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008

10.37	Form of Transaction Support Agreement by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and the individuals listed on the signatures pages thereto, dated as of August 1, 2008.	8-K	8/1/2008

10.38	Amendment No. 1 to Tax Sharing Agreement, dated as of August 12, 2008, by and between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	8/11/2008

10.39	1994 Stock Plan, as amended and restated.	S-8	10/24/2008

10.40	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008

10.41	Employee Qualified Stock Purchase Plan, as amended and restated.	S-8	10/24/2008

10.42	International Microcircuits Inc. 2000 Nonstatutory Stock Option Plan.	S-8	10/24/2008

10.43	Amendment No. 6 to Loan and Security Agreement dated December 18, 2008 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	8-K	12/17/2008

21.1	Subsidiaries of Cypress Semiconductor Corporation.			X

23.1	Consent of Independent Registered Public Accounting Firm.			X

24.1	Power of Attorney (reference is made to page 127 of this Annual Report on Form 10-K).	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Confidential treatment has been requested for portions of this exhibit.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/ Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 28, 2008	$1,171	$358	$(752)	$777
Year ended December 30, 2007	$1,706	$1,071	$(1,606)	$1,171
Year ended December 31, 2006	$1,278	$1,599	$(1,171)	$1,706
Allowance for sales returns:
Year ended December 28, 2008	$3,074	$7,987	$(7,754)	$3,307
Year ended December 30, 2007	$2,578	$4,853	$(4,357)	$3,074
Year ended December 31, 2006	$1,946	$6,575	$(5,943)	$2,578
Allowance for uncollectible loans under the stock purchase assistance plan:
Year ended December 28, 2008	$782	$(198)	$(46)	$538
Year ended December 30, 2007	$8,345	$(7,479)	$(84)	$782
Year ended December 31, 2006	$8,469	$—	$(124)	$8,345

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Dated: February 26, 2009	By:	/S/ BRAD W. BUSS
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

Signature	Title	Date

/S/ T. J. RODGERS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009
T. J. Rodgers

/S/ BRAD W. BUSS	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009
Brad W. Buss

/S/ W. STEVE ALBRECHT	Director	February 26, 2009
W. Steve Albrecht

/S/ ERIC A. BENHAMOU	Director	February 26, 2009
Eric A. Benhamou

/S/ LLOYD A. CARNEY	Director	February 26, 2009
Lloyd A. Carney

/S/ JAMES R. LONG	Director	February 26, 2009
James R. Long

/S/ J. DANIEL MCCRANIE	Director	February 26, 2009
J. Daniel McCranie

/S/ EVERT P. VAN DE VEN	Director	February 26, 2009
Evert P. van de Ven