Form 10-Q
period 2009-03-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2009-05-08
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s common stock as of May 4, 2009 was 143,455,791.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our plans to define, design and develop new programmable products and solutions; our ability to expand the adoption of our flagship PSoC devices; our plans to expand our customer base; the markets we intend to pursue; our intentions to collaborate with our customers to build system-level solutions; our continued plans to pursue flexible manufacturing capabilities while abandoning long-standing tradition of independent process technology development; our plans to divest non-strategic, underperforming businesses while continuing to consider strategic relationships; our plans to transition our work to lower costs centers abroad; the impact of future personnel terminations and the expenses related thereto; our expectations related to our restructuring activities; our expectations regarding our active litigation matters and our intention and ability to defend ourselves in those litigation matters; the calculation of our unrecognized tax benefits, including events that could materially change the amount of such benefits; the impact of the distribution of Cypress’s ownership in SunPower; our expectations related to the Simtek acquisition; the adequacy of our cash and working capital positions; our plans regarding research and development and selling, general and administrative expenses in future periods; the value of our investments in auction rate securities, and whether such declines are temporary in nature; and our expectations regarding our outstanding warranty liability, our plans to repurchase stock, plans with respect to disposal activities/assets, potential payments to Grace, and our expectations related to interest rate fluctuations. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; our ability to develop new products; the expected impact of the revenue model conversion of certain distributors in Asia on our revenues and gross margin; the changing environment and/or cycles of the semiconductor industry; the successful integration and achievement of the objectives of acquired businesses; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from flexible manufacturing; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, and the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

Spin-Off of SunPower Corporation (“SunPower”)

Upon completion of the spin-off of SunPower on September 29, 2008, Cypress no longer consolidated SunPower’s financial results beginning in the fourth quarter of fiscal 2008 or addresses risk factors associated with SunPower’s business, operations, financial condition and results of operations. For a detailed discussion of the risks affecting SunPower, investors should refer to SunPower’s Quarterly Report on Form 10-Q for the three months ended March 29, 2009. The contents of such Form 10-Q are expressly not incorporated by reference herein.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29, 2009	December 28, 2008
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$210,391	$204,749
Short-term investments	13,351	33,043
Accounts receivable, net	72,102	91,943
Inventories, net	100,217	121,889
Other current assets	57,535	60,755

Total current assets	453,596	512,379
Property, plant and equipment, net	288,869	296,789
Goodwill	31,831	31,836
Intangible assets, net	17,667	18,678
Other long-term assets	73,773	76,077

Total assets	$865,736	$935,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,866	$42,570
Accrued compensation and employee benefits	35,515	44,115
Deferred revenues less cost of revenues	64,125	82,465
Income taxes payable	4,074	4,214
Convertible debt	27,362	27,023
Other current liabilities	59,335	63,595

Total current liabilities	229,277	263,982
Deferred income taxes and other tax liabilities	24,103	22,586
Other long-term liabilities	3,733	3,737

Total liabilities	257,113	290,305

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 211,770 and 204,849 shares issued; 140,882 and 136,503 shares outstanding at March 29, 2009 and December 28, 2008, respectively	2,118	2,048
Additional paid-in-capital	2,107,894	2,044,679
Accumulated other comprehensive income	2,490	2,533
Accumulated deficit	(505,939)	(417,604)

	1,606,563	1,631,656
Less: shares of common stock held in treasury, at cost; 70,649 and 68,346 shares at March 29, 2009 and December 28, 2008, respectively	(997,940)	(986,202)

Total stockholders’ equity	608,623	645,454

Total liabilities and stockholders’ equity	$865,736	$935,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands, except per-share amounts)
Revenues	$139,309	$168,382

Costs and expenses:
Cost of revenues	105,294	88,233
Research and development	50,146	44,150
Selling, general and administrative	60,715	57,168
Amortization of acquisition-related intangible assets	1,319	1,659
Restructuring charges	6,046	2,412

Total costs and expenses, net	223,520	193,622

Operating loss	(84,211)	(25,240)
Interest income	611	9,306
Interest expense	(416)	(9,562)
Other income (expense), net	(1,694)	(2,303)

Loss from continuing operations before income taxes	(85,710)	(27,799)
Income tax provision	(2,625)	(2,250)

Loss from continuing operations	(88,335)	(30,049)
Income from discontinued operations, net of taxes	—	6,965

Net loss	$(88,335)	$(23,084)

Net loss per share – basic:
Continuing operations	$(0.66)	$(0.19)
Discontinued operations	—	0.04

Net loss per share – basic	$(0.66)	$(0.15)

Net loss per share – diluted:
Continuing operations	$(0.66)	$(0.19)
Discontinued operations	—	0.04

Net loss per share – diluted	$(0.66)	$(0.15)

Shares used in net loss per share calculation:
Basic	134,757	154,960
Diluted	134,757	154,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Cash flow from operating activities:
Net loss	$(88,335)	$(23,084)
Less: income from discontinued operations, net of taxes	—	6,965

Loss from continuing operations	(88,335)	(30,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,151	19,979
Stock-based compensation expense	48,244	16,189
Non cash interest expense and other non cash expense on adoption of APB 14-1	398	6,499
Impairment of investments	1,730	213
Write-off of unamortized debt issuance costs	—	1,557
Interest on stock purchase assistance plan (“SPAP”) loans	—	(12)
Reduction in allowance for uncollectible SPAP loans	(8)	(88)
Restructuring charges	6,046	2,412
Loss on sale/retirement of property and equipment, net	329	2,544
Deferred income taxes	2,174	186
Changes in operating assets and liabilities, net of effects of acquisition and divestitures:
Accounts receivable	19,840	6,610
Inventories	18,957	(16,183)
Other assets	3,739	41,949
Accounts payable and other liabilities	(25,729)	(46,214)
Deferred revenues less cost of revenues	(18,340)	4,582

Net cash provided by (used in) operating activities – continuing operations	(15,804)	10,174
Net cash used in operating activities – discontinued operations	—	(69,361)

Net cash used in operating activities	(15,804)	(59,187)

Cash flow from investing activities:
Purchases of available-for-sale investments	(84)	(35,674)
Proceeds from sales or maturities of available-for-sale investments	17,762	106,658
Net contributions/(distributions) of deferred compensation plan	573	241
Acquisitions of property and equipment	(6,548)	(9,807)
Proceeds from settlement of SPAP loan principal	8	211
Proceeds from sales of property and equipment	3,510	44

Net cash provided by investing activities – continuing operations	15,221	61,673
Net cash used in investing activities – discontinued operations	—	(92,313)

Net cash provided by (used in) investing activities	15,221	(30,640)

Cash flow from financing activities:
Repurchases of common shares	(6,506)	(277,073)
Withholdings of common shares for tax obligations on vested restricted stock	(5,232)	(4,321)
Proceeds from issuance of common shares under employee stock plans	17,963	6,101

Net cash provided by (used in) financing activities – continuing operations	6,225	(275,293)
Net cash provided by financing activities – discontinued operations	—	2,165

Net cash provided by (used in) financing activities	6,225	(273,128)

Effect of exchange rate changes on cash and cash equivalents- discontinued operations	—	6,817

Net increase (decrease) in cash and cash equivalents	5,642	(356,138)
Cash and cash equivalents, beginning period	204,749	1,093,657

Cash and cash equivalents, end of period	210,391	737,519
Less cash and cash equivalents of discontinued operations, end of period	—	(132,522)

Cash and cash equivalents of continuing operations, end of period	$210,391	$604,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and we end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2009 has 53 weeks and fiscal 2008 had 52 weeks. The first quarter of fiscal 2009 ended on March 29, 2009 and the first quarter of fiscal 2008 ended on March 30, 2008.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On September 29, 2008, we completed the spin-off of SunPower Corporation (“SunPower”), a majority-owned subsidiary through the distribution of a tax-free stock dividend to Cypress’s stockholders. As a result, our historical financial statements have been restated to account for SunPower as a discontinued operation for all periods presented in this Quarterly Report on Form 10-Q. See Note 2 for further discussion.

Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements relate to the discussion of Cypress’s continuing operations.

Certain prior year balances have been restated to conform to current year presentation, including the retrospective application of adopting FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. We have retrospectively applied this change in accounting to affected accounts for all periods presented. Refer to Note 10 for more information.

The consolidated results of operations for the three months ended March 29, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Adopted and Recently Issued Accounting Standards

Effective December 31, 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance.

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. As a result of our adoption this pronouncement we recorded additional non-cash interest expense of approximately $0.4 million and $6.5 million during the three months ended March 29, 2009 and March 30, 2008, respectively.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and we expanded the disclosures related to our derivative instruments, as applicable.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) was effective for fiscal years beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the impact on our condensed consolidated financial statements will depend upon the nature, terms and size of the acquisitions we could consummate in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets“ (“FSP 132(R)-1”). This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP 132(R)-1.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Order”. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No.157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement ––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP will be effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the potential impact of FSP 157-4.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. We are currently evaluating the impact of the implementation of FSP 141R-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, (SFAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact the adoption of this FSP will have on our financial statements and related disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition of Other-Than-Temporary-Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently evaluating the impact of the implementation of FSP FAS 115-2.

NOTE 2. SUNPOWER

The following table summarizes our ownership interest in SunPower:

	As of
	March 29, 2009	March 30, 2008
Number of shares of SunPower Class B common stock owned by Cypress	—	44.5 million
As a percentage of SunPower’s outstanding capital stock	—	56%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	—	52%
As a percentage of total voting power of SunPower’s outstanding capital stock	—	90%

Spin-Off of SunPower

In the third quarter of 2008, a committee of our Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by us to Cypress’s stockholders. On September 29, 2008, the first day of our fourth quarter of fiscal 2008, we completed the distribution of 42.0 million shares of SunPower Class B common stock to our stockholders (the “Spin-Off”). The distribution was made pro rata to our stockholders of record as of the close of trading on the New York Stock Exchange on September 17, 2008 (the “Record Date”). As a result of the Spin-Off, each of our stockholders received approximately 0.274 of a share of SunPower Class B common stock for each share of Cypress common stock held as of the Record Date. Our stockholders received cash in lieu of fractional shares for amounts of less than one SunPower share. The market value of the distribution was approximately $2.6 billion based on the closing price of SunPower’s common stock on September 29, 2008.

We received a favorable ruling from the Internal Revenue Service (“IRS”) in April 2008 with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the Spin-Off. The distribution was structured to be tax-free to Cypress and our stockholders for U.S. federal income tax purposes, except in respect to cash received in lieu of fractional shares.

Discontinued Operations:

In accordance with SFAS No. 144, our historical consolidated financial statements have been recast to account for SunPower as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the results of operations related to the discontinued operations through March 30, 2008:

(In thousands)
Revenue	$273,701
Costs and expenses, net	259,853

Income from discontinued operations before income taxes and minority interest	13,848
Income tax provision	(1,805)
Minority interest in income from discontinued operations	(5,078)

Income from discontinued operations, net of income taxes and minority interest	$6,965

Adjustments to Cypress’s Stock Plans:

See Note 8 for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off.

Amended Tax Sharing Agreement:

See Note 13 for a discussion of the amended tax sharing agreement between us and SunPower as a result of the Spin-Off.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at March 29, 2009 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at December 28, 2008. CCD is the only reportable business segment with goodwill.

Intangible Assets

The following tables present details of our intangible assets:

As of March 29, 2009	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(86,721)	$13,413
Patents, tradenames, customer relationships and backlog	22,009	(21,607)	402
Other	4,297	(4,079)	218

Total acquisition-related intangible assets	126,440	(112,407)	14,033
Non-acquisition related intangible assets	8,034	(4,400)	3,634

Total intangible assets	$134,474	$(116,807)	$17,667

As of December 28, 2008	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(86,040)	$14,094
Patents, tradenames, customer relationships and backlog	22,009	(21,007)	1,002
Other	4,297	(4,041)	256

Total acquisition-related intangible assets	126,440	(111,088)	15,352
Non-acquisition related intangible assets	7,474	(4,148)	3,326

Total intangible assets	$133,914	$(115,236)	$18,678

As of March 29, 2009, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2009 (remaining nine months)	$3,295
2010	3,855
2011	3,734
2012	3,361
2013 and thereafter	3,422

Total future amortization expense	$17,667

NOTE 4. RESTRUCTURING

We recorded restructuring charges of $6.0 million and $2.4 million during the three months ended March 29, 2009 and March 30, 2008, respectively. The amount recorded during the three months ended March 29, 2009 included a provision of $7.7 million for the Fiscal 2008/9 Restructuring Plan offset by a credit of $1.7 million for the Fiscal 2007 Restructuring Plan.

Fiscal 2008/9 Restructuring Plan

During the third quarter of fiscal 2008, we initiated a restructuring plan, as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn, which continued into the first quarter of 2009 (“Fiscal 2008/9 Restructuring Plan”). In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), at March 29, 2009 we recorded a total of $19.6 million under the Fiscal 2008/9 Restructuring Plan, of which $19.5 million was related to personnel costs and $0.1 million was related to other exit costs. The determination of when we accrue for severance and benefits costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$7,374
Provision	7,741
Non cash forgiveness of employee loans	(73)
Cash payments	(3,214)

Balance as of March 29, 2009	$11,828

Upon completion of our restructuring activities we expect to eliminate approximately 758 positions of which approximately 430 positions are manufacturing related positions and 328 are Corporate and other related positions.

As of March 29, 2009 approximately 345 employees have been terminated and the remaining employee terminations are currently expected to be completed by the end of the third quarter of fiscal 2009.

Fiscal 2007 Restructuring Plan

During the fourth quarter of fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility. The Fiscal 2007 Restructuring Plan did not involve the discontinuation of any material product lines or other functions.

To date, we recorded total restructuring charges of $8.8 million related to the Fiscal 2007 Restructuring Plan, of which a credit of $1.7 million was recorded in the first quarter of fiscal 2009, $9.9 million was recorded in fiscal 2008 and $0.6 million was recorded in fiscal 2007. The $1.7 million credit recorded in the first quarter of fiscal 2009 relates to the sale of equipment located at our Texas facility. Of the total restructuring charges, $7.9 million was related primarily to personnel costs and $0.9 million was related to property, plant and equipment and other exit costs.

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$2,721
Additional provision	518
Cash payments	(2,476)

Balance as of March 29, 2009	$763

We completed the termination of the remaining employees in the first quarter of fiscal 2009. These employees were primarily in manufacturing functions, and the remaining balance related to benefits is expected to be paid by the third quarter of fiscal 2009.

Property, Plant and Equipment:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to dispose of the assets associated with the facility by sale, we have classified the assets as held for sale and valued the assets at the lower of their carrying amount or fair value. Fair value was determined by market prices estimated by third parties that specialize in sales of such assets. Based on this analysis in fiscal 2008, we recorded a write-down of $1.9 million related to the assets and $1.2 million of related disposal and other facility costs.

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets as of March 29, 2009 and December 28, 2008:

	March 29, 2009	December 28, 2008
	(In thousands)
Land	$994	$994
Equipment	375	1,112
Buildings and leasehold improvements	6,430	6,430

Total property, plant and equipment, net	$7,799	$8,536

We expect to complete the disposal of the remaining restructured assets by the fourth quarter of fiscal 2009.

NOTE 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Accounts receivable, gross	$77,381	$96,027
Allowance for doubtful accounts receivable and sales returns	(5,279)	(4,084)

Total accounts receivable, net	$72,102	$91,943

Inventories, Net

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Raw materials	$16,724	$16,989
Work-in-process	60,457	76,049
Finished goods	23,036	28,851

Total inventories, net	$100,217	$121,889

Other Current Assets

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Deferred tax assets	$541	$1,233
Prepaid expenses	20,743	24,093
Assets held for sale (see Note 4)	7,799	8,536
Other current assets	28,452	26,893

Total other current assets	$57,535	$60,755

Other Long-Term Assets

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Employee deferred compensation plan	$18,999	$20,246
Investments:
Debt securities	34,313	35,701
Equity securities	2,012	1,788
Other assets	18,449	18,342

Total other long-term assets	$73,773	$76,077

Other Current Liabilities

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Employee deferred compensation plan	$18,688	$20,478
Accrued sales representative commissions	2,030	2,686
Accrued royalties	4,355	4,385
Restructuring accrual	12,843	10,095
Other current liabilities	21,419	25,951

Total other current liabilities	$59,335	$63,595

Deferred Income Taxes and Other Tax Liabilities

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Deferred income taxes	$1,780	$540
Non-current tax liabilities	22,323	22,046

Total deferred income taxes and other tax liabilities	$24,103	$22,586

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$—	$615	$615
Money market funds	177,664	—	—	177,664
Treasury bills	6,149	—	—	6,149
Corporate notes/bonds	—	3,798	—	3,798
Auction rate securities	—	—	33,698	33,698
Marketable equity securities	4,189	—	—	4,189
Employee deferred compensation plan	18,999	—	—	18,999
Derivative instruments:
Foreign currency forward contracts	—	119	—	119

Total financial assets	$207,001	$3,917	$34,313	$245,231

Financial Liabilities
Employee deferred compensation plan	$18,688	$—	$—	$18,688

Total financial liabilities	$18,668	$—	$—	$18,688

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008:

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

Valuation Techniques:

We use quoted prices for identical instruments in active markets to determine the fair value for our Level 1 financial instruments, which include U.S. treasuries, money market funds and marketable equity securities. Our employee deferred compensation plan is classified as Level 1 as the plan invests in mutual funds, marketable equity securities or our common stock.

If quoted prices in active markets for identical assets or liabilities are not available to determine the fair value of our financial instruments, then we use observable inputs including benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The investments classified as Level 2 primarily consist of commercial paper (with the exception of one investment which is classified as Level 3) and corporate notes/bonds. In addition, we have derivative instruments that are classified as Level 2 financial assets. We determine the fair value of these instruments based on modeling techniques that include inputs such as market volatilities, spot rates and interest differentials from published sources.

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of March 29, 2009, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of March 29, 2009, 95% of the auction rate securities held by us were rated as either AAA or Aaa and the remaining 5% of the securities were rated Baa3 by the major independent rating agencies.

As of March 29, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $33.7 million as long-term investments as of March 29, 2009.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at March 29, 2009 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 3.6% - 5.8%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities should be valued at approximately 87% of their stated par value as of March 29, 2009. We determined that the decline in value was other-than-temporary and we recorded an impairment charge of $1.4 million in fiscal 2009. We do not believe that the lack of liquidity of our auction rate securities will have a material impact on our overall ability to meet our cash requirements for the foreseeable future.

Commercial Paper:

As of March 29, 2009, we have classified one commercial paper investment totaling $0.8 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover maturing obligations.

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis as of March 29, 2009:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 28, 2008	$34,890	$812	$35,702
Unrealized gain	201	—	201
Impairment loss recorded in “Other income (expense), net”	(1,393)	(197)	(1,590)

Balance as of March 29, 2009	$33,698	$615	$34,313

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis as of March 28, 2008:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 30, 2007	$—	$1,065	$1,065
Transfer from Level 2	38,749	—	38,749
Impairment loss recorded in “Other income (expense), net”	—	(112)	(112)
Unrealized loss recorded in “Accumulated other comprehensive income”	(1,392)	—	(1,392)

Balance as of March 30, 2008	$37,357	$953	$38,310

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

	Level 1	Level 2	Level 3	Total as of March 29, 2009	Impairment Loss Recorded in “Other Income (Expense), Net”
					Three Months Ended March 29, 2009	Three Months Ended March 30, 2008
	(In thousands)
Non-marketable equity securities	$—	$—	$1,227	$1,227	$—	$—

We measure our equity investments in privately held companies at fair value on a non-recurring basis. The balance of the investments was $1.2 million as of March 29, 2009. These investments are measured at fair value when they are deemed to be other-than-temporarily impaired. We measured the fair value of such investments using a combination of the income approach and the market approach. The income approach included a discounted cash flow analysis, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending and other costs, as well as a discount rate calculated based on the risk profile of the investees. The market approach included using financial metrics and ratios of comparable public companies. All of our impaired non-marketable equity investments were classified as Level 3 instruments, as we use unobservable inputs to value these investments and the valuation requires significant management judgment. The valuation of our non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investees’ capital structure, liquidation preferences for the investees’ capital, and other economic variables.

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale investments:

As of March 29, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$177,664	$—	$—	$177,664

Total cash equivalents	177,664	—	—	177,664

Short-term investments:
Corporate notes/bonds	3,795	3	—	3,798
Treasury bills	6,013	136	—	6,149
Marketable equity securities	1,053	2,351	—	3,404

Total short-term investments	10,861	2,490	—	13,351

Long-term investments:
Auction rate securities	33,497	201	—	33,698
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(402)	785

Total long-term investments	35,299	201	(402)	35,098

Total available-for-sale securities	$223,824	$2,691	$(402)	$226,113

As of December 28, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$4,992	$—	$—	$4,992
Money market funds	176,556	—	—	176,556

Total cash equivalents	181,548	—	—	181,548

Short-term investments:
U.S. treasuries	5,998	177	—	6,175
Corporate notes/bonds	23,057	41	(121)	22,977
Marketable equity securities	1,188	2,703	—	3,891

Total short-term investments	30,243	2,921	(121)	33,043

Long-term investments:
Auction rate securities	34,890	—	—	34,890
Commercial paper	812	—	—	812
Marketable equity securities	1,187	—	(626)	561

Total long-term investments	36,889	—	(626)	36,263

Total available-for-sale securities	$248,680	$2,921	$(747)	$250,854

Currently, the available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of March 29, 2009 and December 28, 2008.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of March 29, 2009 and December 28, 2008.

As of March 29, 2009, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$180,721	$180,724
Maturing in one to three years	6,751	6,887
Maturing in more than three years	34,112	34,313

Total	$221,584	$221,924

Realized gains and losses from sales of available-for-sale, non-equity investments were immaterial for all periods presented.

Proceeds from sales or maturities of available-for-sale investments were $17.8 million and $106.7 million for the three months ended March 29, 2009 and March 30, 2008, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Short-term investments:
Marketable equity securities	$3,404	$3,891
Long-term investments:
Marketable equity securities	785	561
Non-marketable equity securities	1,227	1,227

Total long-term investments	2,012	1,788

Total equity investments	$5,416	$5,679

Sale of Equity Investments:

We did not sell any equity investments during any of the fiscal periods presented.

Impairment of Investments

The following table summarizes the impairment loss recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Debt securities:
Commercial paper	$196	$112
Auction rate securities	1,393	—
Corporate bonds	141	—
Equity securities:
Marketable equity securities	—	101

Total impairment loss	$1,730	$213

Employee Deferred Compensation Plan

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain with us and the assets are subject to claims of general creditors.

We account for the deferred compensation plan in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of March 29, 2009 and December 28, 2008, the fair value of the assets was $19.0 million and $20.2 million, respectively, and the fair value of the liabilities were $18.7 million and $20.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Changes in fair value of assets recorded in:
Other expense	$(674)	$(2,536)
Changes in fair value of liabilities recorded in:
Cost of revenues	62	943
Research and development expenses	95	1,085
Selling, general and administrative expenses	492	829

Total income (expense), net	$(25)	$321

NOTE 8. STOCK-BASED COMPENSATION

Modification of Outstanding Employee Equity Awards

As discussed in Note 2, in fiscal 2008, the Board in conjunction with the Spin-Off, approved certain adjustments to our 1994 and 1999 Stock Plans (together, the “Plans”). Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to our Employee Stock Purchase Plan (the “ESPP”) to offset the decrease in our common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of our common stock and maximum number of shares participants may purchase under the ESPP.

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” the modification of the outstanding employee equity awards and the ESPP resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $13.4 million was recognized in the first quarter of fiscal 2009 and the remaining $69.5 million will be recognized over the remaining vesting periods on an accelerated basis pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

We estimated the fair value of the stock options and the ESPP using the Black-Scholes valuation model with the following assumptions:

	Stock Options	ESPP
Expected life	0.5 - 9.9 years	0.5 - 1.5 years
Volatility	43.5% - 50.5%	43.7% - 46.6%
Risk-free interest rate	2.00% - 3.89%	2.00% - 2.30%
Dividend yield	0.00%	0.00%

The fair value of the restricted stock units and the restricted stock awards was determined based on our stock price on the date of the modification.

The following tables summarize the stock-based compensation expense, including the expense related to the modification discussed above, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Cost of revenues	$14,277	$3,617
Research and development expenses	12,612	4,911
Selling, general and administrative expenses	21,355	7,661

Total stock-based compensation expense	$48,244	$16,189

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $18.0 million for the three months ended March 29, 2009 and $6.1 million for the three months ended March 30, 2008. We did not recognize a benefit from stock option exercises in the three months ended March 29, 2009 or March 30, 2008.

As of March 29, 2009 and March 30, 2008, stock-based compensation capitalized in inventories totaled $8.3 million and $5.4 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Stock options	$18,160	$6,492
Restricted stock units and restricted stock awards	25,191	8,247
ESPP	4,893	1,450

Total stock-based compensation expense	$48,244	$16,189

The following table summarizes the unrecognized stock-based compensation balance by type of award at March 29, 2009:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$76,795	2.35
Restricted stock units and restricted stock awards	81,036	2.57
ESPP	7,820	0.55

Total unrecognized stock-based compensation balance	$165,651	2.37

Equity Incentive Program Related to Cypress’s Common Stock

As of March 29, 2009, approximately 14.2 million stock options or 7.6 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan, and no stock options were available for grant under the 1999 Stock Option Plan as it expired in March 2009.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per- share amount)
Options outstanding as of December 28, 2008	70,273	$4.43
Granted	5,252	$6.08
Exercised	(3,109)	$3.54
Forfeited or expired	(1,910)	$5.00

Options outstanding as of March 29, 2009	70,506	$4.57

Options exercisable as of March 29, 2009	41,546	$4.17

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per- share amounts)
Balance as of December 28, 2008	28,745	$5.78
Granted	501	$5.64
Vested	(2,929)	$5.88
Forfeited	(3,649)	$5.30

Balance as of March 29, 2009	22,668	$5.84

The balance as of March 29, 2009 included approximately 13.5 million performance-based restricted stock units and restricted stock awards granted under the Amended 1994 Stock Plan. The awards were issued to certain senior-level employees of Cypress and can be earned ratably over three to four years.

On March 12, 2009, the Compensation Committee (the “Committee”) approved the performance milestone achievements for 2008. The Committee, in its review of the performance achievements under 2008 PARS and other factors, exercised its discretion under our 1994 Stock Plan and adjusted the calculation methodology for certain performance milestones under the 2008 PARS. The adjusted methodology allowed us to calculate performance achievements based on financial operational results for the first three fiscal quarters of 2008 with respect to 75% of the participants targeted PARS, and the performance calculations for the remaining 25% targeted PARS to be based on financial and operations results of the fourth quarter of 2008. The targeted gross margins for the fourth fiscal quarter of 2008 were adjusted to account for product mix and under loading of the our manufacturing facilities as we proactively took steps to manage down inventory in a rapidly declining market. In exercising its discretion, the Committee considered the sharp global economic downturn which hit heavily in the fourth quarter of 2008; a sharp downturn not foreseen in industry forecasts or the Cypress plan for 2008. The Committee also factored in the impact of the final separation of SunPower Corporation, a major project and point of discontinuity in the operations of the company, as part of the basis for the exercise of its discretion. As a result we recorded additional stock-based compensation of approximately $11.1 million in the three months ended March 29, 2009.

During the first quarter of fiscal 2009, the Compensation Committee of the Board established the milestones for the first half of fiscal 2009 for approximately 2.6 million of the outstanding performance-based awards. These performance-based milestones include the achievement of certain performance results of our common stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”), certain levels of non-GAAP free cash flows and certain levels of non-GAAP operating expense. These awards are earned upon the Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods. The performance milestones for the second half of fiscal 2009 for the remaining 2.6 million of performance-based awards for fiscal 2009 have not been set by the Committee.

The fair value of the shares with the market-condition milestone was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of our common stock of 69.6%; volatility of the SOXX of 57.4%; correlation coefficient of 0.69; and risk-free interest rate of 0.3%. The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Guarantees

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees. As of March 2009 we updated our assessment of the likelihood that we would have to settle the outstanding lease payments and we determined that is was not probable. As a result we have not recorded any liability relating to outstanding lease payments.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of March 29, 2009, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	Outstanding Rental Payments			Outstanding Irrevocable Letters of Credits			Grace Options Granted to Cypress
			At Inception	As of		At Inception	As of
				March 29, 2009	December 28, 2008		March 29, 2009	December 28, 2008
					(In thousands)
2006	One	36 months	$8,255	$2,064	$2,752	$6,392	$2,263	$2,829	2,272
2007	Five	36 months	42,278	18,304	21,828	32,726	17,896	20,793	17,097
2008	One	36 months	10,372	6,915	7,778	7,918	6,309	7,010	6,009

			$60,905	$27,283	$32,358	$47,036	$26,468	$30,632	25,378

Product Warranties

We generally warrant our products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. We estimate our warranty costs based on historical warranty claim experience. Warranty returns are included in the allowance for sales returns. The allowance for sales returns is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period.

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Beginning balance	$3,341	$3,074
Settlements	(1,879)	(1,090)
Provisions	2,796	629

Ending balance	$4,258	$2,613

Litigation and Asserted Claims

In April 2008, we, along with several other companies, were named in an International Trade Commission (“ITC”) action filed by Agere/LSI Corporation (“LSI”), which alleges infringement of Agere/LSI’s patent no. 5,227,335. Agere/LSI filed the same patent infringement claim concurrently in the federal district court in Marshall, Texas. On March 27, 2009, we signed a settlement and patent license agreement with LSI. This agreement settled all current and past claims and the settlement did not result in a material impact to our results of operations.

In October 2006, we received a grand jury subpoena issued from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (“DOJ”) into possible antitrust violations in the static random access memory (“SRAM”) industry. In December 2008, the DOJ notified us that it was closing its investigation of the SRAM market. No allegations or charges were made against us during the investigation. In December 2007, the

Korean Federal Trade Commission (“KFTC”) also opened a criminal investigation into this same market. Subsequent to the end of the quarter, we were notified that the KFTC has also closed its investigation. No allegations or charges were made against us during either of these investigations.

In connection with the DOJ investigation discussed above, in October 2006, we, along with a majority of the other SRAM manufacturers, were named in numerous consumer class action suits that have now been consolidated in the U.S. District Court for the Northern District of California. The cases variously allege claims under the Sherman Antitrust Act, state antitrust laws, unfair competition laws and unjust enrichment. The lawsuits seek restitution, injunction and damages in an unspecified amount. The parties are engaged in document production and the class certification process. We were also named in purported consumer antitrust class action suits in three provinces of Canada. The Florida Attorney General’s office also filed a civil investigative demand on behalf of all Florida SRAM consumers. We have produced documents to the Florida Attorney General that are consistent with the production made to the DOJ, and no further requests have been made of us. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters.

We, along with several other co-defendants, are party to trade secret misappropriation litigation filed by Silvaco Data Systems in the Santa Clara Superior Court in May 2004. The cell characterization software at issue in this case was previously purchased by us and the co-defendants from Circuit Semantics, Inc., a business no longer in operation. Prior to filing suit against us, Silvaco sued and later settled with Circuit Semantics for misappropriation of certain of Silvaco’s trade secrets. Silvaco’s complaint against us alleges that we misappropriated Silvaco’s trade secrets by using the Circuit Semantics software previously purchased by us. On February 10, 2009, summary judgment was granted in favor of us on the trade secret claim. While judgment was entered in our favor and the case was dismissed, we expect Silvaco to appeal this victory as it has with the other co-defendants. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters.

We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on the our own investigations, we believe the ultimate outcome of our current legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

NOTE 10. DEBT AND EQUITY TRANSACTIONS

1.00% Convertible Senior Notes (“1.00% Notes”)

The following table summarizes the outstanding principal amount of the 1.00% Notes:

	As of
	March 29, 2009		December 28, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.00% Notes	$27,362	$34,299	$27,023	$27,999

The fair value of the convertible debt was determined based on quoted market prices.

1.00% Notes:

The principal amount of the 1.00% Notes has interest payable semiannually in arrears in cash on March 15 and September 15 of each year and beginning on September 15, 2007. The 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at our election. The initial effective conversion price of the 1.00% Notes was $23.90 per share, which represented a premium of 26.5% to the closing price of our common stock on the date of issuance. As a result of the Spin-Off the post-spin conversion price was adjusted to be $5.64 per share. Holders who convert their 1.00% Notes in connection with certain types of corporate transactions constituting a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders may require us to purchase all or a portion of their 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

The 1.00% Notes are unsubordinated and unsecured senior obligations of Cypress, and rank equal in right of payment with all of our other existing and future unsubordinated and unsecured obligations, rank junior in right of payment to any of our secured obligations to the extent of the value of the collateral securing such obligations, and are subordinated in right of payment to all existing and future obligations of our subsidiaries.

We did not enter into any share lending agreements relating to the 1.00% Notes with any third parties.

Holders may freely convert the 1.00% Notes on or after June 15, 2009 until the close of business on the business day immediately preceding the maturity date. Prior to June 15, 2009, holders may convert their 1.00% Notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, our common stock closes at a price in excess of 130% of the conversion price in effect on the last day of such calendar quarter.

Convertible Note Hedge and Warrants:

In connection with the issuance of the 1.00% Notes, we entered into a convertible note hedge transaction with respect to our common stock with the option counterparties (Credit Suisse International and Deutsche Bank AG) covering the same amount of common stock that is issuable upon conversion of the 1.00% Notes in order to reduce the potential dilution upon conversion of the 1.00% Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 1.00% Notes. In addition, we entered into a warrant transaction in which we sold to the option counterparties warrants to acquire the same number of shares of our common stock underlying the 1.00% Notes. The portion of the convertible note hedge and the warrants associated with the outstanding principal amount of the 1.00% Notes remained outstanding as of March 29, 2009.

Impact of adoption of FSP APB 14-1:

Effective January 1, 2009, we adopted the provisions of FSP APB 14-1, which applies to certain convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (“1.25% Notes” were issued in 2003 which we redeemed in February 2007), have or had an equity component that can or could be settled in cash or equity, both debt instruments qualify for treatment under this new accounting standard.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 1.00% Notes was estimated to be 6.15% and for our 1.25% Notes it was estimated to be 6.20%. For the 1.00% Notes this resulted in $70.6 million of the $600 million aggregate principal amount of debentures issued being attributable to equity. For the 1.25% Notes this resulted in $126.0 million of the $600 million aggregate principal amount of debentures issued being attributable to equity.

The cumulative effect as of December 29, 2008 (the first day of fiscal 2009) of the change in accounting principle was a decrease to convertible debt of approximately $1.0 million for the discount on the 1.00% Notes, an decrease to additional paid-in capital of approximately $43.4 million, a decrease to accumulated deficit of approximately $44.5 million and an increase to debt issuance cost of approximately $0.1 million. As a result of the change in the accounting principle, the cumulative effect of the higher interest cost from both our 1.00% and 1.25% Notes is being offset by the losses on our extinguishment of debt which are now being recorded to equity.

Our adoption resulted in $0.4 million and $6.5 million higher interest expense in for the first three months of fiscal 2009 and 2008, respectively. As of December 28, 2008, there was $1.0 million of the initial $70.6 million debt discount (1.00% Notes) which remained unamortized, and is expected to be amortized through September 2009. As of March 29, 2009, the aggregate carrying value of the remaining debt, including the unamortized discount, was $27.4 million. The tax effect of our adoption was immaterial to our financial statements. The following table summarizes the effects of FSP APB 14-1’s on our Condensed Consolidated Statement of Operations for the three months ended March 30, 2008:

	Three Months Ended March 30, 2008
	(In thousands)
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense	$(1,505)	$(9,562)	$(8,057)
Other income (expense), net	(3,861)	(2,303)	1,558
Loss from continuing operations	(23,550)	(30,049)	(6,499)
Income from discontinued operations	7,241	6,965	(276)
Net loss	$(16,309)	$(23,084)	$(6,775)
Net loss per share - basic and diluted:
Continuing operations	$(0.15)	$(0.19)	$(0.04)
Discontinued operations	0.04	0.04	—
Net loss per share - basic and diluted	$(0.11)	(0.15)	$(0.04)

Line of Credit

In March 2009, we extended our line of credit with Silicon Valley Bank to March 2010 with a total available amount of $55.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of March 29, 2009) or LIBOR plus 2.5% (3.02% as of March 29, 2009). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on its capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of March 29, 2009, we were in compliance with all of the financial covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

In conjunction with certain guarantees, we issued irrevocable standby letters of credit in the aggregate amount of $47.0 million to secure payments under an equipment lease. As of March 29, 2009, the letters of credit have been reduced to $26.5 million. See “Lease Guarantees” under Note 9 for further discussion.

Stock Repurchase Program

During the first quarter of fiscal 2008, our Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. In January and February 2009, we used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. As of March 29, 2009, the remaining balance available for future stock repurchases was $217.9 million under the stock repurchase program.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income were as follows:

	As of
	March 29, 2009	December 28, 2008
	(In thousands)
Accumulated net unrealized gains on available-for-sale investments	$2,436	$2,427
Accumulated net unrealized gain on derivatives	54	106

Total accumulated other comprehensive income	$2,490	$2,533

The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Net loss	$(88,335)	$(23,084)
Net unrealized gains on available-for-sale investments	2,436	4,562
Net unrealized gains on derivatives	54	264

Total comprehensive loss	$(85,845)	$(18,258)

NOTE 12. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of March 29, 2009.

As of March 29, 2009 and December 28, 2008, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of March 29, 2009 and December 28, 2008, we had outstanding forward contracts with an aggregate notional value of $1.9 million and $1.4 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 13. INCOME TAXES

Our income tax expense was $2.6 million on loss before tax of $85.7 million for the three months ended March 29, 2009 and income tax expense was $2.3 million on loss before tax of $27.8 million for the three months ended March 30, 2008. The tax provision for the first quarter of fiscal 2009 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the first quarter of fiscal 2008 was non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

Unrecognized Tax Benefits

As of March 29, 2009 and December 28, 2008, the amounts of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheet that, if recognized, would affect our effective tax rate totaled approximately $20.8 million and $20.4 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by foreign taxing authorities; and

•	expiration of statute of limitations on the Company’s tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Classification of Interest and Penalties

Our policy is to classify interest expense and penalty, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. As of March 29, 2009 and December 28, 2008, accrued interest and penalties totaled $4.8 million and $4.4 million, respectively.

Spin-Off of SunPower

We and SunPower have entered into a tax sharing agreement providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that we will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (as defined under applicable federal, state or foreign law) reduced by SunPower’s portion of such tax liability or benefit determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with us subject to adjustments as set forth in the tax sharing agreement.

SunPower ceased to be a member of our (1) consolidated group for federal income tax purposes and most state income tax purposes (in those states which require or allow the filing of a consolidated state income tax return based upon U.S. federal consolidation rules), as of June 6, 2006, and (2) remaining state combined group for state income tax purposes, as of September 29, 2008 (the date of the Spin-Off). To the extent that SunPower becomes entitled to utilize on its separate tax returns portions of those credit or loss carryforwards existing as of such dates, SunPower will pay us the tax effect, measured at 35% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. SunPower will pay these amounts us in cash or in SunPower’s shares, at SunPower’s option. As of March 29, 2009, SunPower has $44.0 million of federal net operating loss carryforwards and $5.0 million of federal and state tax credits subject to payment to us under the tax sharing agreement amounting to approximately $20.4 million. Of this total amount, it is reasonably anticipated that we will receive from SunPower $16.6 million within the next 12 months. Accordingly, we have recorded a receivable from SunPower in the amount of $16.6 million which is included in other current assets with a corresponding increase to additional paid in capital.

In connection with the Spin-Off (see Note 2), Cypress and SunPower entered into an amendment to the existing tax sharing agreement between the parties to address certain transactions that may affect the tax treatment of the Spin-Off and certain other matters. Under the amended tax sharing agreement, SunPower is required to provide notice to us of certain transactions that could give rise to SunPower’s indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Internal Revenue Code or similar provision of other applicable law to the Spin-Off as a result of one or more acquisitions (within the meaning of Section 355(e)) of SunPower’s stock after the Spin-Off.

In addition, under the amended tax sharing agreement and subject to certain exceptions, SunPower agreed that, for a period of 25 months following the Spin-Off, it will not: (a) effect a transaction that would result in a recapitalization as defined by the parties (“Recapitalization”) or (b) enter into or facilitate any other transaction resulting in an acquisition (within the meaning of Section 355(e) of the Internal Revenue Code) of SunPower’s stock without first obtaining our written consent. SunPower further agreed that it will not: (a) effect a Recapitalization during the 36 month period following the Spin-Off without first obtaining a tax opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the Spin-Off to become taxable under Section 355(e), or (b) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the Spin-Off, or any transaction having any bearing on the tax treatment of the Spin-Off, without our prior written consent.

NOTE 14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands, except per-share amounts)
Net Loss Basic and diluted:
Loss from continuing operations	$(88,335)	$(30,049)
Income from discontinued operations, net of taxes	—	6,965

Net loss	$(88,335)	$(23,084)

Weighted-average common shares	134,757	154,960

Net income (loss) per share basic and diluted:
Continuing operations	$(0.66)	$(0.19)
Discontinued operations	—	0.04

Basic and diluted net loss per share	$(0.66)	$(0.15)

The following anti-dilutive securities were excluded from the diluted calculation:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Stock options and unvested restricted stock units	95,893	93,537
Convertible debt	—	—
Warrants	—	25,105

Convertible Debt:

The 1.00% Notes are convertible debt which requires us to settle the principal value of the debt in cash and any conversion premiums in either cash or stock, at our election. In connection with the issuance of the 1.00% Notes, we entered into a convertible note hedge transaction with respect to our common stock with the option counterparties covering the same amount of common stock that is issuable upon conversion of the 1.00% Notes in order to reduce the potential dilution in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 1.00% Notes. In addition, we entered into a warrant transaction in which we sold to the option counterparties warrants to acquire the same number of shares of our common stock underlying the 1.00% Notes. We applied the treasury stock method in determining the dilutive impact of both the 1.00% Notes and the warrants. In accordance with SFAS No. 128, “Earnings per Share,” the convertible note hedge is excluded from the diluted earnings per share computation as it is anti-dilutive.

NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Consumer and Computation Division	$52,023	$62,952
Data Communications Division	20,400	28,330
Memory and Imaging Division	66,032	74,646
Other	854	2,454

Total revenues	$139,309	$168,382

Loss from Continuing Operations before Income Taxes:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
Consumer and Computation Division	$(14,230)	$(5,746)
Data Communications Division	(1,589)	4,611
Memory and Imaging Division	(7,012)	8,478
Other	(5,957)	(5,557)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(1,319)	(1,786)
Restructuring charges	(6,046)	(2,412)
Stock-based compensation	(48,244)	(16,189)
Impairment of property and equipment	—	(1,734)
Impact of FSP APB 14-1	(398)	(6,499)
Impairment of investments	(1,730)	(213)
Other	815	(752)

Loss before income taxes	$(85,710)	$(27,799)

Geographical Information:

The following table presents our revenues by geographical locations:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In thousands)
United States	$36,249	$56,286
Europe	20,303	27,005
Asia:
China	26,720	22,772
Hong Kong	17,508	—
Other	38,529	62,319

Total revenues	$139,309	$168,382

Customer Information

For the three months ended March 29, 2009 and March 30, 2008, no customer accounted for more than 10% of our total revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Adjustments to Previously Announced Preliminary Quarterly Results

On April 16, 2009, we issued a press release announcing our preliminary quarterly results for the three months ended March 29, 2009. In the press release, we reported a net loss of $90.7 million in the Condensed Consolidated Statements of Operations for the three months ended March 29, 2009. Subsequent to the issuance of our press release, we recorded an adjustment to our reported results relating to the sale of restructured assets from our Texas facility. This adjustment totaled $2.4 million, which will reduce our net loss to $88.3 million for the three months ended March 29, 2009.

The following table presents a reconciliation of the preliminary net loss and net loss per share announced in our press release on April 16, 2009 to the final results reported in this Quarterly Report on Form 10-Q:

Three Months Ended March 29, 2009
(In thousands, except per- share amounts)
Net loss announced on April 16, 2009	$(90,704)
Adjustments:
Gain on sale of assets	2,369

Net loss reported in Quarterly Report on Form 10-Q	$(88,335)

Net loss per share:
Basic and diluted—announced on April 16, 2009	$(0.67)
Basic and diluted—reported in Quarterly Report on Form 10-Q	$(0.66)

EXECUTIVE SUMMARY

General

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company into a leading supplier of proprietary and programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with integration, rapid time-to-market and system value. Our offerings include Programmable System-on-Chip (“PSoC®“) products, capacitive sensing and touchscreen solutions, universal serial bus (“USB”) controllers, and general-purpose programmable clocks and memories. Cypress also provides wired and wireless connectivity solutions, including, respectively, West Bridge® controllers, which enhance performance in multimedia handsets, and the CyFi low-power RF solution, offering unmatched reliability, simplicity and power-efficiency. Cypress serves numerous markets, including consumer, computation, data communications, automotive, medical, industrial and white goods.

Our organization included the following business segments as of the end of the first quarter of fiscal 2009:

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

Spin-Off of SunPower Corporation (“SunPower”)

On September 29, 2008, the first day of our fourth quarter of fiscal 2008, we completed the distribution of all of our 42.0 million shares of SunPower Class B common stock to our stockholders (the “Spin-Off”). The distribution was made pro rata to our stockholders of record as of the close of trading on September 17, 2008. As a result of the Spin-Off, each stockholder received approximately 0.274 of a share of SunPower Class B common stock for each share of Cypress’s common stock held by such stockholder. Our stockholders received cash in lieu of fractional shares for amounts of less than one SunPower share. The market value of the distribution was approximately $2.6 billion based on the closing price of SunPower common stock on September 29, 2008.

We received a favorable ruling from the Internal Revenue Service in April 2008 with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the Spin-Off. The distribution was structured to be tax-free to us and our stockholders for U.S. federal income tax purposes, except in respect to cash received in lieu of fractional shares.

See Note 2 of Notes to Condensed Consolidated Financial Statements for a detailed discussion of the Spin-Off. Unless otherwise indicated, this Quarterly Report on Form 10-Q includes discussion of our continuing operations.

Adjustments to Cypress’s Stock Plans:

On August 1, 2008, the Board approved certain adjustments to our 1994 and 1999 Stock Plans (together, the “Plans”) and outstanding employee equity awards in anticipation of the Spin-Off. These adjustments were consistent with and similar to the provisions in the Plans providing for automatic adjustment of service provider equity awards and share pools pursuant to a stock split or similar change in capitalization effected without receipt of consideration by us.

On September 30, 2008, following the Spin-Off, outstanding employee equity awards under the Plans were adjusted by a conversion ratio of 4.12022 (the “Conversion Ratio”). Specifically, the number of shares issuable pursuant to the outstanding awards was multiplied by the Conversion Ratio and rounded down to the nearest whole share. In addition, the per-share exercise price of outstanding options was divided by the Conversion Ratio and rounded up to the nearest whole cent. Also, the number of authorized but unissued shares reserved for issuance under the Plans and the ESPP and the numerical provisions under the Plans’ annual grant limits and automatic option grant provisions, including automatic grants to Board members, were multiplied by the Conversion Ratio and rounded down to the nearest whole share.

Stock-Based Compensation:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” the modification of the outstanding employee equity awards and the ESPP approved by the Board on August 1, 2008 resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $13.4 million was recognized in the first quarter of fiscal 2009 and $69.5 million will be recognized over the remaining vesting periods on an accelerated basis.

Manufacturing Strategy

Our core manufacturing strategy — “flexible manufacturing”—combines capacity from leading foundries with output from our internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008.

Conversion of Distributors

Prior to fiscal 2008, we had sales agreements with certain independent distributors in Asia, including Japan, that did not provide these distributors with price protection or rights of return. As such, revenues were recognized upon shipment. During the first quarter of fiscal 2008, we negotiated new terms with these distributors. Under the new terms, these distributors are now provided with allowances such as price protection and stock rotation rights. Given the uncertainties associated with the rights provided to these distributors, revenues and costs relating to sales to these distributors are deferred until the products are sold by the distributors to the end customers.

The objective of this conversion is to enable us in the long term to achieve higher gross margin dollars in Asia as we will now be able to manage the end customer sales. In addition, we will be able to provide design registration for our rapidly growing proprietary businesses and align our distribution and revenue recognition policies consistently across the world.

As a result of changing the terms of these distributor agreements, we were required to change from recognizing revenues at the time of shipment to recognizing revenues upon sales to the ultimate end customers. The impact of this change in fiscal 2008 resulted in: (1) the deferral of approximately $20.8 million of revenues that would have been recognized under the previous sales terms, and (2) an increase in our net loss of approximately $10.8 million for the first quarter of fiscal 2008.

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Consumer and Computation Division	$52,023	$62,952
Data Communications Division	20,400	28,330
Memory and Imaging Division	66,032	74,646
Other	854	2,454

Total revenues	$139,309	$168,382

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

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased approximately $10.9 million in the first quarter of fiscal 2009, or approximately 17.4%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $6.4 million in sales of our USB and general-purpose timing solutions mainly due to the economic slowdown impacting demand in PC applications and consumer devices and increased competition in the consumer market. The decrease was also attributable to a decrease of $4.2 million in sales of our TSBU solutions resulting from reduced demand from certain large consumer and personal computer customers. Despite the current challenging economic environment, our PSOC product families continue to gain new design wins, expand their customer base and increase market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division decreased $7.9 million in the first quarter of fiscal 2009, or approximately 28.0%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of $7.6 million in sales of our physical layer devices primarily due to the decline in military shipments.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division decreased $8.6 million in the first quarter of fiscal 2009, or approximately 11.5%, compared to the same prior-year period. The decrease was primarily attributable the economic slowdown impacting us by reducing sales by $8.5 million of our SRAM products in networking, consumer and communications applications.

Other:

Revenues from Other decreased $1.6 million in the first quarter of fiscal 2009, or approximately 65.2%, compared to the first quarter of fiscal 2008. The decrease in revenues was primary attributable to a decrease of $1.8 million in sales related to Silicon Light Machines which we divested in fiscal 2008.

Cost of Revenues/Gross Margins

	Three Months Ended
(In thousands, except percentages)	March 29, 2009	March 30, 2008
Cost of revenues	$105,294	$88,233
Gross margin	24.4%	47.6%

Gross margin decreased from 47.6% in the first quarter of fiscal 2008 to 24.4% in the first quarter of fiscal 2009. The gross margin was impacted by reduced factory utilization as the economic downturn lowered end-customer demand. In addition, stock-based compensation expense allocated to cost of revenue increased $10.7 million mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off.

Research and Development (“R&D”) Expenses

	Three Months Ended
(In thousands, except percentages)	March 29, 2009	March 30, 2008
R&D expenses	$50,146	$44,150
As a percentage of revenues	36.0%	26.2%

R&D expenditures increased $6.0 million in the first quarter of fiscal 2009 compared to same prior-year period. The increase was primarily attributable to an increase of $7.7 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. This increase was partially offset by the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/9 Restructuring Plan.

As a percentage of total revenues, the increase in R&D expenses in the first three months of fiscal 2009 compared to the same prior-year period was primarily a result of these expenses increasing at a higher rate than the rate of our revenue growth.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
(In thousands, except percentages)	March 29, 2009	March 30, 2008
SG&A expenses	$60,715	$57,168
As a percentage of revenues	43.6%	34.0%

SG&A expenses increased $3.5 million in the first quarter of fiscal 2009 compared to the same prior-year period. The increase was primarily attributable to an increase of $13.7 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. This increase was offset by the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/2009 Restructuring Plan as well as further cost reduction efforts.

As a percentage of total revenues, the increase in SG&A expenses in the first quarter of fiscal 2009 compared to the same prior-year period was primarily a result of revenue decreasing at a much faster rate than the rate of decrease in our SG&A expenses.

Amortization of Acquisition-Related Intangible Assets

For the three months ended March 29, 2009, amortization decreased approximately $0.3 million as compared to the corresponding fiscal 2008 period. The decrease in amortization was primarily due to certain intangible assets that had been fully amortized during fiscal 2008 offset by the increase in intangibles acquired as part of the Simtek acquisition.

Restructuring

We recorded restructuring charges of $6.0 million and $2.4 million during the three months ended March 29, 2009 and March 30, 2008, respectively. The amount recorded during the three months ended March 29, 2009 included a provision of $7.7 million and for the Fiscal 2008/9 Restructuring Plan offset by a credit of $1.7 million for the Fiscal 2007 Restructuring Plan. The $1.7 million credit recorded in the first quarter of fiscal 2009 relates to the sale of equipment located at our Texas facility. During the three months ended March 29, 2009 the savings from our actions taken to date was approximately $11.3 million. Upon completion of all of our actions we anticipate our savings in fiscal year 2010 to be approximately $15.8 million per quarter. We estimate the savings will proportionately impact sales general and administrative expense by 24%, cost of goods sold by 54% and research and development expense by 22%.

Fiscal 2008/9 Restructuring Plan:

The charges in 2009 relate to a restructuring plan which was initiated during the third quarter of fiscal 2008 and was part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”). In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (SFAS No. 112) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recorded a total of $19.6 million under the Fiscal 2008/9 Restructuring Plan, of which $19.5 million was related to personnel costs and $0.1 million was related to other exit costs. The determination of when we accrue for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$7,374
Provision	7,741
Non cash	(73)
Cash payments	(3,214)

Balance as of March 29, 2009	$11,828

Upon completion of our restructuring activities we expect to eliminate approximately 758 positions of which approximately 430 positions are manufacturing related positions and 328 are Corporate and other related positions.

As of March 29, 2009 about 413 employees remained with us and the majority of these remaining employee terminations are to be completed by the second quarter of fiscal 2009.

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

To date, we recorded total restructuring charges of $8.8 million related to the Fiscal 2007 Restructuring Plan, of which a credit of $1.7 million was recorded in the first quarter of fiscal 2009, $9.9 million was recorded in fiscal 2008 and $0.6 million was recorded in fiscal 2007. The $1.7 million credit recorded in fiscal 2009 relates to the sale of equipment located at our Texas facility. Of the total restructuring charges, $7.9 million was related to personnel costs and $0.9 million was related to property, plant and equipment and other facility costs.

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$2,721
Additional provision	518
Cash payments	(2,476)

Balance as of March 29, 2009	$763

We completed the termination of the remaining employees in the first quarter of fiscal 2009. These employees were primarily in manufacturing functions.

Property, Plant and Equipment:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As management has committed to a plan to dispose of the assets associated with the facility by sale, we have classified the assets as held for sale and valued the assets at the lower of their carrying amount or fair value. Fair value was determined by prices to be received from buyers of the assets or by market prices estimated by third parties that specialize in sales of such assets. Based on this analysis in fiscal 2008, we recorded a write-down of $1.9 million related to the assets and $1.2 million of related disposal and other facility costs.

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet as of March 29, 2009:

(In thousands)
Land	$994
Equipment	375
Buildings and leasehold improvements	6,430

Total property, plant and equipment, net	$7,799

We expect to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009, however, our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Interest Income

Interest income decreased $8.7 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease was primarily driven by lower average interest rates as we shifted our portfolio to more liquid and safe investments such as U.S. treasuries, coupled with lower average cash and investment balances.

Interest Expense

Interest expense was $0.4 million in the first quarter of fiscal 2009 compared to $9.6 million in the first quarter of fiscal 2008. The decrease was primarily attributable to the adoption of FSP APB 14-1 which resulted in the recording of $8.1 million of interest expense in the first quarter of fiscal 2008 compared to $0.4 million in the first quarter of 2009. Interest expense also decreased in the first quarter of 2008 due to the higher balance of our convertible debt in fiscal 2008.

Other Income (Expense), Net

The following table summarizes the components of other expense, net:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Impairment of investments	$(1,730)	$(213)
Foreign currency exchange gain (loss), net	(110)	309
Changes in fair value of investment under the employee deferred compensation plan	(674)	(2,536)
Other	820	137

Total other income (expense), net	$(1,694)	$(2,303)

Employee Deferred Compensation Plan:

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain our assets and are subject to claims of general creditors.

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

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Changes in fair value of assets recorded in:
Other expense, net	$(674)	$(2,536)
Changes in fair value of liabilities recorded in:
Cost of revenues	62	943
R&D expenses	95	1,085
SG&A expenses	492	829

Total income (expense)	$(25)	$321

Income Taxes

Our income tax expense was $2.6 million on loss before tax of $85.7 million for the three months ended March 29, 2009 and income tax expense was $2.3 million on loss before tax of $27.8 million for the three months ended March 30, 2008. The tax provision for the first quarter of fiscal 2009 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the first quarter of fiscal 2008 was non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments, working capital and debt:

	As of
(In thousands)	March 29, 2009	December 28, 2008
Cash, cash equivalents and short-term investments	$223,742	$237,792
Working capital	$224,319	$248,397
Convertible debt—short-term	$27,362	$27,023

Key Components of Cash Flows

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Net cash provided by (used in) operating activities of continuing operations	$(15,804)	$10,174
Net cash provided by investing activities of continuing operations	$15,221	$61,673
Net cash provided by (used in) financing activities of continuing operations	$6,225	$(275,293)

During the three months ended March 29, 2009, net cash used in operating activities was $15.8 million compared to net cash provided by operating activities of $10.2 million for the three months ended March 30, 2008. Operating cash flows for the three months ended March 29, 2009 were primarily driven by a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, non-cash interest expense, restructuring charges and a net decrease in operating assets and liabilities. The decrease in accounts receivable was primarily driven by lower revenues. The decrease in inventories was primarily attributable to decreased production as the economic slowdown continued into the first quarter. The decrease in accounts payable and other liabilities was primarily driven by a decrease in sales which impacted our overall business activity.

During the three months ended March 29, 2009, net cash provided by investing activities decreased $46.5 million compared to the three months ended March 30, 2008. For the three months ended March 29, 2009, our investing activities primarily included: cash proceeds of $17.8 million from sales or maturities of our investments, net of purchases. These cash inflows were partially offset by $6.5 million of property and equipment expenditures. For the three months ended March 30, 2008, our investing activities primarily included $9.8 million of property and equipment expenditures. These cash outflows were offset by cash proceeds of $71.0 million from sales or maturities of our investments, net of purchases.

During the three months ended March 29, 2009, net cash provided by financing activities was $6.2 million compared to net cash used by financing activities of $275.3 for the three months ended March 30, 2008. For the three months ended March 29, 2009, our financing activities primarily included $6.5 million in cash used to repurchase our common shares, offset by proceeds of $18.0 million from the issuance of common shares under our employee stock plans. For the three months ended March 30, 2008, we used $277.1 million in cash to repurchase our common shares, partially offset by cash proceeds of $6.1 million from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Convertible Debt:

As of March 29, 2009, the outstanding principal amount of the 1.00% Notes was $27.4 million. Holders of the 1.00% Notes have the right to convert their 1.00% Notes in accordance with and subject to the terms of the Indenture. The 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the 1.00% Notes or the conversion value. If the conversion value of the 1.00% Notes is greater than $1,000, then the excess conversion value will be convertible into cash or shares of Cypress’s common stock, or a combination of cash and shares, at our election. As of March 29, 2009, the conversion price of the 1.00% Notes was $5.64 per share.

As of March 29, 2009 the holders of the 1.00% Notes cannot currently convert, but they will have the right to convert after June 15, 2009. Holders who convert after June 15, 2009 will not receive a make-whole adjustment unless there is another fundamental change. The amount that will be paid on conversion will be calculated based on the 20 trading days beginning on August 13, 2009, the 22nd trading day prior to the maturity date of September 15, 2009.

Auction Rate Securities:

As of March 29, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $33.7 million as long-term investments as of March 29, 2009.

During fiscal 2009, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows.

Based on the discounted cash flows, we estimated that the auction rate securities would be valued at approximately 87% of their stated par value as of March 29, 2009 and the auction rate securities are stated at that value.

Stock Repurchase Program:

The Board has approved $600.0 million under the stock repurchase program. Stock repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, cash requirements, corporate and regulatory requirements and other market conditions. The program may be limited or terminated at any time without prior notice.

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

As of March 29, 2009, the remaining balance available for future stock repurchases was $217.9 million under the stock repurchase program.

Due to certain spin-related tax limitations, management does not anticipate repurchasing more than 4.0 million shares for the remainder of fiscal 2009.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of March 29, 2009, non-cancelable purchase obligations totaled approximately $86.2 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of March 29, 2009, in addition to $210.4 million in cash and cash equivalents, we had $13.4 million invested in short-term investments for a total cash and short-term investment position of $223.8 million that is available for use in current operations. In addition, we had $35.1 million of long-term investments primarily consisting of illiquid auction rate securities.

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

Off-Balance Sheet Arrangement

During fiscal 2005, we entered into a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), pursuant to which we have transferred certain of our proprietary process technologies to Grace’s Shanghai, China facility. In accordance with a foundry agreement, we purchase wafers from Grace that are produced using these process technologies.

Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees. As of March 2009 we updated our assessment of the likelihood that we would have to settle the outstanding lease payments and we determined that is was not probable. As a result we have not recorded any liability relating to outstanding lease payments.

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

In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of March 29, 2009, we determined that the fair value of the guarantees and the options was not material to our consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	Outstanding Rental Payments		Outstanding Irrevocable Letters of Credit		Grace Options Granted to Cypress
Fiscal Year			At Inception	As of March 29, 2009	At Inception	As of March 29, 2009
			(In thousands)
2006	One	36 months	$8,255	$2,064	$6,392	$2,263	2,272
2007	Five	36 months	42,278	18,304	32,726	17,896	17,097
2008	One	36 months	10,372	6,915	7,918	6,309	6,009

			$60,905	$27,283	$47,036	$26,468	25,378

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Auction Rate Securities

As of March 29, 2009, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of March 29, 2009, all auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies except for 5% of the student loan auction rate securities which were downgraded from AAA to Baa3 in the first fiscal quarter of 2009. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

As of March 29, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $33.7 million as long-term investments as of March 29, 2009.

We performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used for the first quarter of fiscal 2009 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 3.6%—5.8%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 87% of their stated par value as of March 29, 2009. The following table summarizes certain information related to our auction rate securities as of March 29, 2009:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$33,698	$37,067	$30,328

Convertible Debt

The fair value of our convertible debt is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible debt will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible debt will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible debt but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The following table summarizes certain information related to our convertible debt as of March 29, 2009:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
	(In thousands)
1.00% convertible senior notes	$34,299	$37,729	$30,869

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of March 29, 2009:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$4,189	$4,608	$3,770

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of March 29, 2009, the carrying value of our investments in privately held companies was $1.2 million.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and after considering the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

With the exception of the new risk factor below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 28, 2008.

Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.

Currently a majority of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. President Obama’s administration has recently announced initiatives that would substantially reduce our ability to defer U.S. taxes including: repeal deferral of U.S. taxation of foreign earnings, eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. If any of these proposals are constituted into legislation, they could have a negative impact on our financial position and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program:

The Board of Directors has approved $600.0 million under the stock repurchase program. Stock repurchases under the program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The program may be limited or terminated at any time without prior notice.

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

As of March 29, 2009, the remaining balance available for future stock repurchases was $217.9 million under the stock repurchase program.

The following table sets forth information with respect to repurchases of our common stock made during the first quarter of fiscal 2009:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
December 29, 2008—January 25, 2009	—	$—	—	$—
January 26, 2009 — February 22, 2009	1,416	$4.59	1,416	$217,900
February 23, 2009— March 29, 2009	—	$—	—	$—

Total	1,416	$4.59	1,416

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.44	Amendment No. 7 to Loan and Security Agreement with Silicon Valley Bank, dated March 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date:	May 8, 2009	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.44	Amendment No. 7 to Loan and Security Agreement with Silicon Valley Bank, dated March 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.