Form 10-Q
period 2009-06-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2009-08-07
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

The total number of outstanding shares of the registrant’s common stock as of August 3, 2009 was 154,905,459.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our plans to define, design and develop new programmable products and solutions; our ability to expand the adoption of our flagship PSoC devices; our plans to expand our customer base; the markets we intend to pursue; our continued plans to pursue flexible manufacturing capabilities; our ability to complete the divestiture of non-strategic, underperforming businesses while continuing to consider strategic relationships; our plans to transition our work to lower costs centers abroad; the number and impact of future personnel terminations and the expenses related thereto; our expectations, including the timing, related to our restructuring activities; our expectations regarding our active litigation matters and our ability to defend ourselves in those matters; the calculation of our unrecognized tax benefits, including events that could materially change the amount of such benefits; the impact of the distribution of Cypress’s ownership in SunPower; our expectations related to the Simtek acquisition; the adequacy of our cash and working capital positions and our intended uses for such cash and capital; our ability to obtain additional financing if needed; the value of our investments in auction rate securities, and whether such declines are temporary in nature; and our expectations regarding our outstanding warranty liability, our plans to repurchase stock, plans with respect to disposal activities/assets, potential payments to Grace, and our expectations related to interest rate fluctuations. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; the current economic and credit conditions; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; our ability to develop new products; the expected impact of the revenue model conversion of certain distributors in Asia on our revenues and gross margin; the changing environment and/or cycles of the semiconductor industry; the successful integration and achievement of the objectives of acquired businesses; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from flexible manufacturing; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, and the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

Spin-Off of SunPower Corporation (“SunPower”)

Upon completion of the spin-off of SunPower on September 29, 2008, Cypress no longer consolidated SunPower’s financial results beginning in the fourth quarter of fiscal 2008 or addresses risk factors associated with SunPower’s business, operations, financial condition and results of operations. For a detailed discussion of the risks affecting SunPower, investors should refer to SunPower’s Quarterly Report on Form 10-Q for the three months ended June 28, 2009. The contents of such Form 10-Q are expressly not incorporated by reference herein.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28, 2009	December 28, 2008
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$212,842	$204,749
Short-term investments	32,800	33,043
Accounts receivable, net	84,415	91,943
Inventories, net	90,586	121,889
Other current assets	57,705	60,755

Total current assets	478,348	512,379
Property, plant and equipment, net	282,072	296,789
Goodwill	31,831	31,836
Intangible assets, net	16,628	18,678
Other long-term assets	75,852	76,077

Total assets	$884,731	$935,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,385	$42,570
Accrued compensation and employee benefits	39,567	44,115
Deferred revenues less cost of revenues	61,932	82,465
Income taxes payable	3,818	4,214
Convertible debt	27,726	27,023
Other current liabilities	51,561	63,595

Total current liabilities	234,989	263,982
Deferred income taxes and other tax liabilities	24,360	22,586
Other long-term liabilities	3,752	3,737

Total liabilities	263,101	290,305

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 218,945 and 204,849 shares issued; 147,557 and 136,503 shares outstanding at June 28, 2009 and December 28, 2008, respectively	2,189	2,048
Additional paid-in-capital	2,169,688	2,044,679
Accumulated other comprehensive income (loss)	(1,236)	2,533
Accumulated deficit	(545,971)	(417,604)

	1,624,670	1,631,656

Less: shares of common stock held in treasury, at cost; 71,390 and 68,346 shares at June 28, 2009 and December 28, 2008, respectively	(1,003,040)	(986,202)

Total stockholders’ equity	621,630	645,454

Total liabilities and stockholders’ equity	$884,731	$935,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands, except per-share amounts)
Revenues	$155,784	$209,580	$295,093	$377,962
Costs and expenses:
Cost of revenues	98,672	107,852	203,966	196,085
Research and development	48,196	45,392	98,342	89,542
Selling, general and administrative	53,069	61,111	113,784	118,279
Amortization of acquisition-related intangibles	834	1,658	2,153	3,317
Restructuring costs	1,089	1,958	7,135	4,370

Total costs and expenses, net	201,860	217,971	425,380	411,593

Operating loss	(46,076)	(8,391)	(130,287)	(33,631)
Interest income	496	5,511	1,107	14,817
Interest expense	(466)	(9,656)	(941)	(19,218)
Other income (expense), net	2,085	(2,451)	450	(4,754)

Loss from continuing operations before income taxes	(43,961)	(14,987)	(129,671)	(42,786)
Income tax benefit (provision)	(1,324)	14,269	(3,949)	12,019
Loss from continuing operations	(45,285)	(718)	(133,620)	(30,767)
Income from discontinued operations, net of income taxes	—	17,399	—	24,364

Net income (loss)	$(45,285)	$16,681	$(133,620)	$(6,403)

Net income (loss) per share—Basic:
Continuing operations	$(0.32)	$(0.01)	$(0.97)	$(0.20)
Discontinued operations	—	0.12	—	0.16

Net income (loss) per share—Basic	$(0.32)	$0.11	$(0.97)	$(0.04)

Net income (loss) per share—Diluted:
Continuing operations	$(0.32)	$(0.01)	$(0.97)	$(0.20)

Discontinued operations	—	0.11	—	0.16

Net income (loss) per share—Diluted	$(0.32)	$0.10	$(0.97)	$(0.04)

Shares used in net income (loss) per share calculation:
Basic	141,107	150,675	137,932	152,818
Diluted	141,107	161,732	137,932	152,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In thousands)
Cash flow from operating activities:
Net loss	$(133,620)	$(6,403)
Less: income from discontinued operations, net of income taxes	—	24,364

Loss from continuing operations	(133,620)	(30,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,191	39,180
Stock-based compensation expense	85,923	35,363
Non-cash interest expense and other non-cash expense on adoption of APB 14-1	789	14,649
Impairment of investments	1,731	4,468
Write-off of unamortized debt issuance costs	—	1,557
Reduction in allowance for uncollectible SPAP loans	(375)	(96)
Restructuring charges	7,135	4,370
Loss on sale or retirement of property and equipment, net	645	3,557
Loss on sale of investments, net	693	—
Deferred income taxes	2,394	(20,723)
Changes in operating assets and liabilities, net of effects of divestitures:
Accounts receivable	7,527	(7,470)
Inventories	27,308	(20,493)
Other assets	1,993	46,059
Accounts payable and other liabilities	(21,074)	(31,998)
Deferred revenues less cost of revenues	(20,533)	11,503

Net cash provided by (used in) operating activities—continuing operations	(10,273)	49,159
Net cash used in operating activities—discontinued operations	—	(39,371)

Net cash provided by (used in) operating activities	(10,273)	9,788

Cash flow from investing activities:
Purchases of available-for-sale investments	(21,318)	(109,654)
Proceeds from sales or maturities of available-for-sale investments	20,762	169,110
Net contributions or (distributions) of deferred compensation plan	92	644
Acquisitions of property and equipment	(11,455)	(21,162)
Proceeds from settlement of SPAP loan principal	14	242
Proceeds from sales of property and equipment	3,536	44
Cash paid for other investments	—	(1,737)

Net cash provided by (used in) investing activities—continuing operations	(8,369)	37,487
Net cash used in investing activities—discontinued operations	—	(76,187)

Net cash used in investing activities	(8,369)	(38,700)

Cash flow from financing activities:
Redemption of convertible subordinated notes	—	(6)
Repurchases of common shares	(11,172)	(277,073)
Withholdings of common shares for tax obligations on vested restricted stock	(5,666)	(4,489)
Proceeds from issuance of common shares under employee stock plans	43,573	15,390

Net cash provided by (used in) financing activities—continuing operations	26,735	(266,178)
Net cash provided by financing activities—discontinued operations	—	12,780

Net cash provided by (used in) financing activities	26,735	(253,398)

Effect of exchange rate changes on cash and cash equivalents-discontinued operations	—	7,107

Net increase (decrease) in cash and cash equivalents	8,093	(275,203)
Cash and cash equivalents, beginning period	204,749	1,093,657

Cash and cash equivalents, end of period	212,842	818,454
Less cash and cash equivalents of discontinued operations, end of period	—	(189,543)

Cash and cash equivalents of continuing operations, end of period	$212,842	$628,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and we end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2009 has 53 weeks and fiscal 2008 had 52 weeks. The second quarter of fiscal 2009 ended on June 28, 2009 and the second quarter of fiscal 2008 ended on June 29, 2008.

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

Certain prior year balances have been revised to conform to current year presentation, including the retrospective application of adopting FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. We have retrospectively applied this change in accounting to affected accounts for all periods presented. Refer to Note 10 for more information.

The consolidated results of operations for the six months ended June 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2008, the Financial Accounting Standard Board (“FASB”) issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The FSP specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The FSP was effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. As a result of our adoption of this pronouncement we recorded additional non-cash interest and other expense of approximately $0.8 million and $14.6 million during the six months ended June 28, 2009 and June 29, 2008, respectively.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“U.S. GAAP”). The FSP was effective for financial statements issued after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures are required to be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP 132(R)-1.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Order”. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No.157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). This FSP amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No.141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The impact on our condensed consolidated financial statements will depend upon the nature, terms and size of acquisitions we could consummate in the future.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, (“SFAS No. 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP was effective for interim and annual periods ending after June 15, 2009. The adoption of these pronouncements did not have a significant impact on our condensed consolidated financial statements or related disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition of Other-Than-Temporary-Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under this FSP, if the debt security’s market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we would record an other-than-temporary impairment charge to other income and expense, net. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before its anticipated recovery, the revised guidance requires us to determine the portion of the other-than-temporary impairment related to credit factors, or the credit loss portion, and the portion that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and our best estimate of the present value of the cash flows expected to be collected from the debt security and is recorded as a charge to other income and expense, net. The non-credit loss portion is the difference between the decline in fair value and the credit loss portion of the other-than-temporary impairment and is recorded as a separate component of other comprehensive income (loss). At adoption, the non-credit loss portion of the other-than-temporary impairment to date is to be recorded to other comprehensive income (loss), offset by an entry to the retained earnings as a one-time adjustment. As a result of our adoption of this FSP, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million, from retained earnings to accumulated other comprehensive income and loss.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement was effective for interim or annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a significant impact on our condensed consolidated financial statements or related footnotes.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The adoption of this Codification in the third quarter of fiscal 2009 is not expected to have a material impact on our condensed consolidated financial statements or related footnotes.

NOTE 2. SUNPOWER

The following table summarizes our historical ownership interest in SunPower:

	As of
	June 28, 2009	June 29, 2008
Number of shares of SunPower Class B common stock owned by Cypress	—	44.5 million
As a percentage of SunPower’s outstanding capital stock	—	55%
As a percentage of SunPower’s outstanding capital stock on a fully diluted basis	—	52%
As a percentage of total voting power of SunPower’s outstanding capital stock	—	90%

Spin-Off of SunPower

In the third quarter of 2008, a committee of our Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by us to Cypress’s stockholders. On September 29, 2008 we completed the distribution of 42.0 million shares of SunPower Class B common stock to our stockholders (the “Spin-Off”). The distribution was made pro rata to our stockholders of record as of the close of trading on the New York Stock Exchange on September 17, 2008 (the “Record Date”). As a result of the Spin-Off, each of our stockholders received approximately 0.274 of a share of SunPower Class B common stock for each share of Cypress common stock held as of the Record Date. The market value of the distribution was approximately $2.6 billion based on the closing price of SunPower’s common stock on September 29, 2008.

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

The following table summarizes the results of operations related to the discontinued operations for the three and six months ended June 29, 2008:

	Three months ended	Six months ended
(In thousands)	June 29, 2008	June 29, 2008
Revenue	$382,751	$656,452
Costs and expenses, net	344,021	603,874

Income from discontinued operations before income taxes	38,730	52,578
Income tax provision	(7,614)	(9,419)
Minority interest in income from discontinued operations	(13,717)	(18,795)

Income from discontinued operations, net of income taxes	$17,399	$24,364

Adjustments to Cypress’s Stock Plans:

See Note 8 for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off.

Amended Tax Sharing Agreement:

See Note 13 for a discussion of the amended tax sharing agreement between SunPower and us as a result of the Spin-Off.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at June 28, 2009 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at December 28, 2008. CCD is the only reportable business segment with goodwill.

Intangible Assets

The following tables present details of our intangible assets:

As of June 28, 2009	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(87,401)	$12,733
Patents, tradenames, customer relationships and backlog	22,009	(21,723)	286
Other	4,297	(4,116)	181

Total acquisition-related intangible assets	126,440	(113,240)	13,200
Non-acquisition related intangible assets	8,409	(4,981)	3, 428

Total intangible assets	$134,849	$(118,221)	$16,628

As of December 28, 2008	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(86,040)	$14,094
Patents, tradenames, customer relationships and backlog	22,009	(21,007)	1,002
Other	4,297	(4,041)	256

Total acquisition-related intangible assets	126,440	(111,088)	15,352
Non-acquisition related intangible assets	7,474	(4,148)	3,326

Total intangible assets	$133,914	$(115,236)	$18,678

As of June 28, 2009, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2009 (remaining six months)	$2,162
2010	3,920
2011	3,746
2012	3,377
2013 and thereafter	3,423

Total future amortization expense	$16,628

NOTE 4. RESTRUCTURING

We recorded restructuring charges of $7.1 million and $4.4 million during the six months ended June 28, 2009 and June 29, 2008, respectively. The amount recorded during the six months ended June 28, 2009 included a provision of $8.0 million for the Fiscal 2008/9 Restructuring Plan offset by a credit of $0.9 million for the Fiscal 2007 Restructuring Plan.

Fiscal 2008/9 Restructuring Plan

During the third quarter of fiscal 2008, we initiated a restructuring plan, as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn, which continued into the second quarter of 2009 (“Fiscal 2008/9 Restructuring Plan”). In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), at June 28, 2009 we recorded a total of $19.8 million under the Fiscal 2008/9 Restructuring Plan, of which $19.7 million was related to personnel costs and $0.1 million was related to other exit costs. The determination of when we accrue for severance and benefits costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$7,374
Provision	7,741
Non cash forgiveness of employee loans	(73)
Cash payments	(3,214)

Balance as of March 29, 2009	11,828
Provision	327
Cash payments	(6,311)

Balance as of June 28, 2009	$5,844

Upon completion of our restructuring activities we expect to eliminate approximately 778 positions of which approximately 431 positions are manufacturing related positions and 347 are corporate and other related positions.

As of June 28, 2009, approximately 542 of the employees to be terminated in these restructurings have been terminated and the majority of the remaining 236 employee terminations are expected to be completed by the end of fiscal 2009.

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

To date, we recorded total restructuring charges of $9.5 million related to the Fiscal 2007 Restructuring Plan. We recorded $9.9 million of expense in fiscal 2008 and $0.5 million of expense in fiscal 2007. We also recorded a $0.9 million credit in fiscal 2009 which relates to the $1.5 million net gain on the sale of equipment located at our Texas facility partially offset by the $0.6 million workforce reserve. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $1.5 million was related to property, plant and equipment and other exit costs.

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$2,721
Additional provision	518
Cash payments	(2,476)

Balance as of March 29, 2009	763
Additional provision	60
Cash payments	(629)

Balance as of June 28, 2009	$194

We completed the termination of the remaining employees in the first quarter of fiscal 2009. These employees were primarily in manufacturing functions, and the remaining balance related to benefits is expected to be paid by the third quarter of fiscal 2009.

Property, Plant and Equipment:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to dispose of the assets associated with the facility by sale, we have classified the assets as held for sale and valued the assets at the lower of their carrying amount or fair value less cost to sell. Fair value was determined by market prices estimated by third parties that specialize in sales of such assets. Based on this analysis in fiscal 2008, we recorded a write-down of $1.9 million related to the assets and $1.2 million of related disposal and other facility costs.

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets as of June 28, 2009 and December 28, 2008:

	June 28, 2009	December 28, 2008
	(In thousands)
Land	$994	$994
Equipment	373	1,112
Buildings and leasehold improvements	6,430	6,430

Total property, plant and equipment, net	$7,797	$8,536

We expect to complete the disposal of the remaining restructured assets by the fourth quarter of fiscal 2009; however our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

NOTE 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Accounts receivable, gross	$88,689	$96,027
Allowance for doubtful accounts receivable and sales returns	(4,274)	(4,084)

Total accounts receivable, net	$84,415	$91,943

Inventories, Net

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Raw materials	$17,488	$16,989
Work-in-process	52,983	76,049
Finished goods	20,115	28,851

Total inventories, net	$90,586	$121,889

Other Current Assets

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Deferred tax assets	$541	$1,233
Receivable from SunPower	18,004	18,697
Prepaid expenses	22,487	24,093
Assets held for sale (see Note 4)	7,797	8,536
Other current assets	8,876	8,196

Total other current assets	$57,705	$60,755

Other Long-Term Assets

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Employee deferred compensation plan	$21,783	$20,246
Investments:
Debt securities	34,582	35,701
Equity securities	2,152	1,788
Other assets	17,335	18,342

Total other long-term assets	$75,852	$76,077

Other Current Liabilities

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Employee deferred compensation plan	$21,179	$20,478
Accrued sales representative commissions	1,814	2,686
Accrued royalties	486	4,385
Restructuring accrual	6,282	10,095
Other current liabilities	21,800	25,951

Total other current liabilities	$51,561	$63,595

Deferred Income Taxes and Other Tax Liabilities

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Deferred income taxes	$1,744	$540
Non-current tax liabilities	22,616	22,046

Total deferred income taxes and other tax liabilities	$24,360	$22,586

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$—	$615	$615
Money market funds	135,146	—	—	135,146
Treasury bills	6,111	—	—	6,111
Federal agency	—	2,999	—	2,999
Corporate notes/bonds	—	19,549	—	19,549
Auction rate securities	—	—	33,967	33,967
Marketable equity securities	5,066	—	—	5,066
Employee deferred compensation plan	21,783	—	—	21,783
Derivative instruments:
Foreign currency forward contracts	—	119	—	119

Total financial assets	$168,106	$22,667	$34,582	$225,355

Financial Liabilities
Employee deferred compensation plan	$21,179	$—	$—	$21,179

Total financial liabilities	$21,179	$—	$—	$21,179

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$4,992	$812	$5,804
Money market funds	176,556	—	—	176,556
U.S. treasuries	6,175	—	—	6,175
Corporate notes/bonds	—	22,977	—	22,977
Auction rate securities	—	—	34,890	34,890
Marketable equity securities	4,452	—	—	4,452
Employee deferred compensation plan	20,246	—	—	20,246
Derivative instruments:
Foreign currency forward contracts	—	141	—	141

Total financial assets	$207,429	$28,110	$35,702	$271,241

Financial Liabilities
Employee deferred compensation plan	$20,478	$—	$—	$20,478

Total financial liabilities	$20,478	$—	$—	$20,478

Valuation Techniques:

We use quoted prices for identical instruments in active markets to determine the fair value for our Level 1 financial instruments, which include U.S. treasuries, money market funds and marketable equity securities. Our employee deferred compensation plan is classified as Level 1 as the plan invests in mutual funds, marketable equity securities and our common stock.

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

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of June 28, 2009, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of June 28, 2009, 95% of the auction rate securities held by us were rated as either AAA or Aaa and the remaining 5% of the securities were rated Baa3 or above by the major independent rating agencies.

As of June 28, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $34.0 million as long-term investments as of June 28, 2009.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at June 28, 2009 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 3.0% - 6.1%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities should be valued at approximately 88% of their stated par value as of June 28, 2009. During the first quarter of fiscal 2009 we determined that the decline in value was other-than-temporary and we recorded an impairment charge of $1.4 million. No impairment charges were recorded during the second quarter of fiscal 2009. We do not believe that the lack of liquidity of our auction rate securities will have a material impact on our overall ability to meet our cash requirements for the foreseeable future.

Commercial Paper:

As of June 28, 2009, we have classified one commercial paper investment totaling $0.6 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover maturing obligations.

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis as of June 28, 2009:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 28, 2008	$34,890	$812	$35,702
Unrealized gain	201	—	201
Impairment loss recorded in “Other income (expense), net”	(1,393)	(197)	(1,590)

Balance as of March 29, 2009	33,698	615	34,313
Unrealized gain	269	—	269

Balance as of June 28, 2009	$33,967	$615	$34,582

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis as of June 29, 2008:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 30, 2007	$—	$1,065	$1,065
Transfer from Level 2	38,749	—	38,749
Impairment loss recorded in “Other income (expense), net”	—	(112)	(112)
Unrealized loss recorded in “Accumulated other comprehensive income”	(1,392)	—	(1,392)

Balance as of March 30, 2008	$37,357	$953	$38,310
Impairment loss recorded in “Other income (expense), net”	—	(141)	(141)
Unrealized gain recorded in “Accumulated other comprehensive income”	570	—	570

Balance as of June 29, 2008	$37,927	$812	$38,739

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

	Level 1	Level 2	Level 3	Total as of June 28, 2009	Impairment Loss Recorded in “Other Income (Expense), Net”
					Three Months Ended June 28, 2009	Three Months Ended June 29, 2008
	(In thousands)
Non-marketable equity securities	$—	$—	$1,227	$1,227	$—	$(4,114)

We measure our equity investments in privately held companies at fair value on a non-recurring basis. The balance of the investments was $1.2 million as of June 28, 2009. These investments are measured at fair value when they are deemed to be other-than-temporarily impaired. We measured the fair value of such investments using a combination of the income approach and the market approach. The income approach included a discounted cash flow analysis, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending and other costs, as well as a discount rate calculated based on the risk profile of the investees. The market approach included using financial metrics and ratios of comparable public companies. All of our impaired non-marketable equity investments were classified as Level 3 instruments, as we use unobservable inputs to value these investments and the valuation requires significant management judgment. The valuation of our non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investees’ capital structure, liquidation preferences for the investees’ capital, and other economic variables.

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale investments:

As of June 28, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$135,146	$—	$—	$135,146

Total cash equivalents	135,146	—	—	135,146

Short-term investments:
U.S. treasuries	5,991	120	—	6,111
Federal Agency	2,978	21	—	2,999
Corporate notes/bonds	19,072	497	(20)	19,549
Marketable equity securities	1,053	3,088	—	4,141

Total short-term investments	29,094	3,726	(20)	32,800

Long-term investments:
Auction rate securities	38,749	595	(5,377)	33,967
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(262)	925

Total long-term investments	40,551	595	(5,639)	35,507

Total available-for-sale securities	$204,791	$4,321	$(5,659)	$203,453

As of December 28, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$4,992	$—	$—	$4,992
Money market funds	176,556	—	—	176,556

Total cash equivalents	181,548	—	—	181,548

Short-term investments:
U.S. treasuries	5,998	177	—	6,175
Corporate notes/bonds	23,057	41	(121)	22,977
Marketable equity securities	1,188	2,703	—	3,891

Total short-term investments	30,243	2,921	(121)	33,043

Long-term investments:
Auction rate securities	34,890	—	—	34,890
Commercial paper	812	—	—	812
Marketable equity securities	1,187	—	(626)	561

Total long-term investments	36,889	—	(626)	36,263

Total available-for-sale securities	$248,680	$2,921	$(747)	$250,854

Currently, the available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments were due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of June 28, 2009 and December 28, 2008.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of June 28, 2009 and December 28, 2008.

As of June 28, 2009, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$141,834	$142,436
Maturing in one to three years	21,354	21,369
Maturing in more than three years	34,111	34,582

Total	$197,299	$198,387

Realized gains and losses from sales of available-for-sale, non-equity investments were immaterial for all periods presented.

Proceeds from sales or maturities of available-for-sale investments were $20.8 million and $169.1 million for the six months ended June 28, 2009 and June 29, 2008, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Short-term investments:
Marketable equity securities	$4,141	$3,891
Long-term investments:
Marketable equity securities	925	561
Non-marketable equity securities	1,227	1,227

Total long-term investments	2,152	1,788

Total equity investments	$6,293	$5,679

Sale of Equity Investments:

We did not sell any equity investments during any of the fiscal periods presented.

Impairment of Investments

The following table summarizes the impairment loss recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Debt Securities:
Commercial paper	$—	$(141)	$(197)	$(253)
Auction rate securities	—	—	(1,393)	—
Corporate bonds	—	—	(141)	—
Equity securities:
Non-marketable equity securities	—	(4,114)	—	(4,114)
Marketable equity securities	—	—	—	(101)

Total impairment loss	$—	$(4,255)	$(1,731)	$(4,468)

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

We account for the deferred compensation plan in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of June 28, 2009 and December 28, 2008, the fair value of the assets was $21.8 million and $20.2 million, respectively, and the fair value of the liabilities were $21.2 million and $20.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Changes in fair value of assets recorded in:
Other expense, net	$2,310	$60	$1,636	$(2,476)
Changes in fair value of liabilities recorded in:
Cost of revenues	(252)	(19)	(190)	923
Research and development expenses	(749)	(21)	(654)	1,065
Selling, general and administrative expenses	(1,572)	(16)	(1,080)	808

Total income (expense)	$(263)	$4	$(288)	$320

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

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” the modification of the outstanding employee equity awards and the ESPP resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $17.8 million was recognized in the second quarter of fiscal 2009 and the remaining $46.5 million will be recognized over the remaining vesting periods on an accelerated basis pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The following tables summarize the stock-based compensation expense, including the expense related to the modification discussed above, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Cost of revenues	$11,189	$4,563	$25,466	$8,180
Research and development	10,746	5,190	23,358	10,101
Selling, general and administrative	15,744	9,421	37,099	17,082

Total stock-based compensation expense	$37,679	$19,174	$85,923	$35,363

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $43.6 million for the six months ended June 28, 2009 and $15.4 million for the six months ended June 29, 2008. We did not recognize a benefit from stock option exercises in the six months ended June 28, 2009 or June 29, 2008.

As of June 28, 2009 and June 29, 2008, stock-based compensation capitalized in inventories totaled $7.0 million and $6.2 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Stock options	$17,396	$5,398	$35,556	$11,890
Restricted stock units and restricted stock awards	18,192	11,710	43,383	19,957
ESPP	2,091	2,066	6,984	3,516

Total stock-based compensation expense	$37,679	$19,174	$85,923	$35,363

The following table summarizes the unrecognized stock-based compensation balance by type of award at June 28, 2009:

		Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$67,205	2.03
Restricted stock units and restricted stock awards	62,430	2.78
ESPP	5,001	0.53

Total unrecognized stock-based compensation balance	$134,636	2.32

Valuation Assumptions

We estimated the fair value of the stock options using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Expected life
Volatility	2.4 - 7.1 years	1.5 - 6.5 years	2.4 - 7.4 years	1.5 - 8.4 years
Risk-free interest rate	50.4% - 54.9%	47.5% - 53.4%	50.4% - 60.8%	47.5% - 54.6%
Dividend yield	0.92% - 3.06%	2.99% - 3.78%	0.90% - 3.06%	1.40% - 3.78%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program Related to Cypress’s Common Stock

As of June 28, 2009, approximately 14.4 million stock options or 7.6 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan, and no stock options were available for grant under the 1999 Stock Option Plan as the plan expired in March 2009.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per- share amount)
Options outstanding as of December 28, 2008	70,273	$4.43
Granted	5,252	$6.08
Exercised	(3,109)	$3.54
Forfeited or expired	(1,910)	$5.00

Options outstanding as of March 29, 2009	70,506	$4.57
Granted	193	$7.75
Exercised	(6,258)	$4.09
Forfeited or expired	(1,088)	$5.86

Options outstanding as of June 28, 2009	63,353	$4.61

Options exercisable as of June 28, 2009	38,046	$4.19

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per- share amounts)
Balance as of December 28, 2008	28,745	$5.78
Granted	501	$5.64
Vested	(2,929)	$5.88
Forfeited	(3,649)	$5.30

Balance as of March 29, 2009	22,668	$5.84
Granted	808	$7.86
Vested	(920)	$7.99
Forfeited	(801)	$6.30

Balance as of June 28, 2009	21,755	$5.81

The balance as of June 28, 2009 included approximately 13.2 million performance-based restricted stock units and restricted stock awards granted under the Amended 1994 Stock Plan. The awards were issued to certain senior-level employees of Cypress and can be earned ratably over two to three years.

On March 12, 2009, the Compensation Committee (the “Committee”) approved the performance milestone achievements for 2008. The Committee, in its review of the performance achievements under 2008 PARS and other factors, exercised its discretion under our 1994 Stock Plan and adjusted the calculation methodology for certain performance milestones under the 2008 PARS. The adjusted methodology allowed us to calculate performance achievements based on financial operational results for the first three fiscal quarters of 2008 with respect to 75% of the participants targeted PARS, and the performance calculations for the remaining 25% targeted PARS to be based on financial and operations results of the fourth quarter of 2008. The targeted gross margins for the fourth fiscal quarter of 2008 were adjusted to account for product mix and under loading of the our manufacturing facilities as we proactively took steps to manage down inventory in a rapidly declining market. In exercising its discretion, the Committee considered the sharp global economic downturn which hit heavily in the fourth quarter of 2008; a sharp downturn not foreseen in industry forecasts or the Cypress plan for 2008. The Committee also factored in the impact of the final separation of SunPower, a major project and point of discontinuity in the operations of the company, as part of the basis for the exercise of its discretion. As a result we recorded additional stock-based compensation of approximately $11.1 million in the first quarter of fiscal 2009.

        During the first quarter of fiscal 2009, the Committee established the milestones for the first half of fiscal 2009 for approximately 2.3 million of the outstanding performance-based awards. These performance-based milestones include the achievement of certain performance results of our common stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”), certain levels of non-GAAP free cash flows and certain levels of non-GAAP operating expense. These awards are earned upon the Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

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

On August 6, 2009, the Committee approved the performance milestones for the first half of 2009 which will result in the release of 2.1 million shares of performance-based restricted stock units and restricted stock awards, prior to required tax payments. In addition on August 6, 2009, the Committee set three performance milestones required for the second half of fiscal 2009 for approximately 2.3 million of the outstanding performance-based awards currently set to be achieved by the end of the fourth fiscal quarter of 2009. These performance-based milestones include the achievement of certain performance results of our common stock appreciation target against the SOXX, certain levels of non-GAAP gross margin percentage and certain levels of non-GAAP operating income for the performance period. These milestones are adjusted for any non-planned, one-time and unusual transactions as designated by the Committee. These awards are earned upon the Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees. As of June 2009 we updated our assessment of the likelihood that we would have to settle the outstanding lease payments and we determined that is was not probable. As a result we have not recorded any liability relating to outstanding lease payments.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of June 28, 2009, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

Fiscal Year	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	Outstanding Rental Payments			Outstanding Irrevocable Letters of Credits			Grace Options Granted to Cypress
			At Inception	As of		At Inception	As of
				June 28, 2009	December 28, 2008		June 28, 2009	December 28, 2008
					(In thousands)
2006	One	36 months	$8,255	$1,376	$2,752	$6,392	$1,697	$2,829	2,272
2007	Five	36 months	42,278	14,781	21,828	32,726	14,999	20,793	26,924
2008	One	36 months	10,372	6,050	7,778	7,918	5,608	7,010	11,684

			$60,905	$22,207	$32,358	$47,036	$22,304	$30,632	40,880

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29 2008	June 28, 2009	June 29, 2008
	(In thousands)
Beginning balance	$4,258	$2,613	$3,341	$3,074
Settlements	(3,475)	(1,813)	(5,354)	(3,289)
Provisions	2,722	1,793	5,518	2,808

Ending balance	$3,505	$2,593	$3,505	$2,593

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

In connection with the DOJ’s investigation of the SRAM market (which the DOJ concluded in December 2008 and which did not result in any allegation or charge against the Company), in October 2006, we, along with a majority of the other SRAM manufacturers, were named in numerous consumer class action suits that have now been consolidated in the U.S. District Court for the Northern District of California. The cases variously allege claims under the Sherman Antitrust Act and various state antitrust laws. The lawsuits seek restitution, injunction and damages in an unspecified amount. The parties are engaged in the discovery and the class certification process. We were also named in purported consumer antitrust class action suits in three provinces of Canada. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters.

We, along with several other co-defendants, are party to trade secret misappropriation litigation filed by Silvaco Data Systems in the Santa Clara Superior Court in May 2004. On February 10, 2009, summary judgment was granted in our favor in this matter Silvaco has appealed our victory as it has with the other co-defendants. As of the date of this filing, the parties are awaiting a hearing date from the Court of Appeals. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters.

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

NOTE 10. DEBT AND EQUITY TRANSACTIONS

1.00% Convertible Senior Notes (“1.00% Notes”)

The following table summarizes the outstanding principal amount of the 1.00% Notes:

	As of
	June 28, 2009		December 28, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
1.00% Notes	$27,726	$46,968	$27,023	$27,999

The fair value of the convertible debt was determined based on quoted market prices.

1.00% Notes:

The principal amount of the 1.00% Notes has interest payable semiannually in arrears in cash on March 15 and September 15 of each year and beginning on September 15, 2007. The 1.00% Notes will mature on September 15, 2009 unless earlier repurchased or converted. The 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at our election. The initial effective conversion price of the 1.00% Notes was $23.90 per share, which represented a premium of 26.5% to the closing price of our common stock on the date of issuance. As a result of the Spin-Off the post-spin conversion price was adjusted to be $5.64 per share. Holders who convert their 1.00% Notes in connection with certain types of corporate transactions constituting a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change as described in the agreement, holders may require us to purchase all or a portion of their 1.00% Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

Holders may freely convert the 1.00% Notes on or after June 15, 2009 until the close of business on the business day immediately preceding the maturity date. Prior to June 15, 2009, holders could convert their 1.00% Notes if for 20 trading days within the last 30 trading days of the immediately preceding quarter, our common stock closes at a price in excess of 130% of the conversion price in effect on the last day of such calendar quarter.

Convertible Note Hedge and Warrants:

In connection with the issuance of the 1.00% Notes, we entered into a convertible note hedge transaction with respect to our common stock with the option counterparties (Credit Suisse International and Deutsche Bank AG) covering the same amount of common stock that is issuable upon conversion of the 1.00% Notes in order to reduce the potential dilution upon conversion of the 1.00% Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 1.00% Notes. In addition, we entered into a warrant transaction in which we sold to the option counterparties warrants to acquire the same number of shares of our common stock underlying the 1.00% Notes. The portion of the convertible note hedge and the warrants associated with the outstanding principal amount of the 1.00% Notes remain outstanding as of June 28, 2009.

Impact of the adoption of FSP APB 14-1:

Effective January 1, 2009, we adopted the provisions of FSP APB 14-1, which applies to certain convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (“1.25% Notes” were issued in 2003 which we redeemed in February 2007), have or had an equity component that can or could be settled in cash or equity, both debt instruments qualified for treatment under this new accounting standard.

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

The cumulative effect as of December 29, 2008 (the first day of fiscal 2009) of the change in accounting principle was a decrease to convertible debt of approximately $1.0 million for the discount on the 1.00% Notes, a decrease to additional paid-in capital of approximately $43.4 million, a decrease to accumulated deficit of approximately $44.5 million and an increase to debt issuance cost of approximately $0.1 million. As a result of the change in the accounting principle, the cumulative effect of the higher interest cost from both our 1.00% and 1.25% Notes is being offset by the losses on our extinguishment of debt which are now being recorded to equity.

Our adoption resulted in $0.8 million and $14.6 million higher in interest and other expense for the first half of fiscal 2009 and 2008, respectively. As of December 28, 2008, there was $1.0 million of the initial $70.6 million debt discount (1.00% Notes) which remained unamortized, and is expected to be amortized through September 2009. As of June 28, 2009, the aggregate carrying value of the remaining debt, including the unamortized discount, was $27.7 million. The tax effect of our adoption was immaterial to our financial statements. The following table summarizes the effects of FSP APB 14-1’s on our Condensed Consolidated Statement of Operations for the three months and six months ended June 29, 2008 and on our Condensed Consolidated Statement of Cash Flows for the six month ended June 29, 2008:

	Three Months Ended June 29, 2008 (In thousands)
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense	$(1,506)	$(9,656)	$(8,150)
Other income (expense), net	(2,451)	(2,451)	—
Income (loss) from continuing operations	7,432	(718)	(8,150)
Income from discontinued operations	15,974	17,399	1,425
Net income (loss)	$23,406	$16,681	$(6,725)
Net income (loss) per share—basic:
Continuing operations	$0.05	$(0.01)	$(0.06)
Discontinued operations	0.11	0.12	0.01

Net income (loss) per share—basic	$0.16	$0.11	$(0.05)

Net income (loss) per share—diluted:
Continuing operations	$0.04	$(0.01)	$(0.05)
Discontinued operations	0.10	0.11	0.01

Net income (loss) per share—diluted	$0.14	$0.10	$(0.04)

	Six Months Ended June 29, 2008 (In thousands)
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense	$(3,011)	$(19,218)	$(16,207)
Other income (expense), net	(6,312)	(4,754)	1,558
Income (loss) from continuing operations	(16,118)	(30,767)	(14,649)
Income from discontinued operations	23,215	24,364	1,149
Net income (loss)	$7,097	$(6,403)	$(13,500)
Net income (loss) per share—basic:
Continuing operations	$(0.11)	$(0.20)	$(0.09)
Discontinued operations	0.15	0.16	0.01

Net income (loss) per share—basic	$0.04	$(0.04)	$(0.08)

Net income (loss) per share—diluted:
Continuing operations	$(0.11)	$(0.20)	$(0.09)
Discontinued operations	0.15	0.16	0.01

Net income (loss) per share—diluted	$0.04	$(0.04)	$(0.08)

	Six Months Ended June 29, 2008 (In thousands)
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Cash flows from operating activities:
Net income (loss)	$7,097	$(6,403)	$(13,500)
Less: income from discontinued operations, net of taxes	23,215	24,364	1,149
Loss from continuing operations	(16,118)	(30,767)	(14,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non cash interest expense and other non cash expense on adoption of APB 14-1	—	14,649	14,649
Net cash provided by operating activities—continuing operations	49,159	49,159	—
Net cash used in operating activities—discontinued operations	(39,371)	(39,371)	—
Net cash provided by operating activities	$9,788	$9,788	$—

Line of Credit

In March 2009, we extended our line of credit with Silicon Valley Bank to March 2010 with a total available amount of $55.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of June 28, 2009) or LIBOR plus 2.5% (3.1% as of June 28, 2009). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of June 28, 2009, we were in compliance with all of the financial covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

In conjunction with certain guarantees, we issued irrevocable standby letters of credit in the aggregate amount of $47.0 million to secure payments under an equipment lease. As of June 28, 2009, the letters of credit have been reduced to $22.3 million. See “Lease Guarantees” under Note 9 for further discussion.

Stock Repurchase Program

During the first quarter of fiscal 2008, our Board of Directors approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2009, we used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82. As of June 28, 2009, the remaining balance available for future stock repurchases was $213.2 million under the stock repurchase program.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income and loss were as follows:

	As of
	June 28, 2009	December 28, 2008
	(In thousands)
Accumulated net unrealized gains on available-for-sale investments	$4,017	$2,427
Accumulated net unrealized gain on derivatives	—	106
Other-than-temporary impairment of auction rate securities	(5,253)	—

Total accumulated other comprehensive income (loss)	$(1,236)	$2,533

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Net income (loss)	$(45,285)	$16,681	$(133,620)	$(6,403)
Net unrealized gains (losses) on available-for-sale investments	1,581	(2,220)	1,590	(3,211)
Net unrealized gains on derivatives	(54)	(53)	(106)	(106)
Impairment of auction rate securities	(5,253)	—	(5,253)	—

Total comprehensive income (loss)	$(49,011)	$14,408	$(137,389)	$(9,720)

NOTE 12. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of June 28, 2009.

As of June 28, 2009 and December 28, 2008, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of June 28, 2009 and December 28, 2008, we had outstanding forward contracts with an aggregate notional value of $2.0 million and $1.4 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 13. INCOME TAXES

Our income tax expense was $1.3 million on loss before tax of $44.0 million for the three months ended June 28, 2009 and income tax benefit was $14.3 million on loss before tax of $15.0 million for the three months ended June 29, 2008. Our income tax expense was $3.9 million for the six months ended June 28, 2009 and income tax benefit was $12.0 million for the six months ended June 28, 2008. The tax provision for the second quarter and first half of fiscal 2009 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the second quarter and first half of fiscal 2008 was primarily attributable to a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in tax benefits, a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination, and the amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the second quarter and first half of fiscal 2008 was partially offset by non-U.S. taxes on income earned in foreign jurisdictions and tax accruals (primarily alternative minimum tax) of $5.5 million from a resolution of the U.S. income tax examination for the tax years 2003 and 2004.

Unrecognized Tax Benefits

As of June 28, 2009 and December 28, 2008, the amounts of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheet that, if recognized, would affect our effective tax rate totaled approximately $21.1 million and $20.4 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Classification of Interest and Penalties

Our policy is to classify interest expense and penalty, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. As of June 28, 2009 and December 28, 2008, accrued interest and penalties totaled $5.4 million and $4.4 million, respectively.

Spin-Off of SunPower

We and SunPower have entered into a tax sharing agreement providing for each of the parties’ obligations concerning various tax liabilities. The tax sharing agreement is structured such that we will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (as defined under applicable federal, state or foreign law) reduced by SunPower’s portion of such tax liability or benefit determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with us subject to adjustments as set forth in the tax sharing agreement.

SunPower ceased to be a member of our (1) consolidated group for federal income tax purposes and most state income tax purposes (in those states which require or allow the filing of a consolidated state income tax return based upon U.S. federal consolidation rules), as of June 6, 2006, and (2) remaining state combined group for state income tax purposes, as of September 29, 2008 (the date of the Spin-Off). To the extent that SunPower becomes entitled to utilize on its separate tax returns portions of those credit or loss carryforwards existing as of such dates, SunPower will pay us the tax effect, measured at 35% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. SunPower will pay these amounts us in cash or in SunPower’s shares, at SunPower’s option. As of June 28, 2009, SunPower has $44.0 million of federal net operating loss carryforwards and $5.0 million of federal and state tax credits subject to payment to us under the tax sharing agreement amounting to approximately $20.4 million. Of this total amount, it is reasonably anticipated that we will receive from SunPower $16.6 million within the next 6 months. Accordingly, we have recorded a receivable from SunPower in the amount of $16.6 million which is included in other current assets with a corresponding increase to additional paid in capital.

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

NOTE 14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands, except per-share amounts)
Net income (loss) basic and diluted:
Loss from continuing operations	$(45,285)	$(718)	$(133,620)	$(30,767)
Income from discontinued operations, net of taxes	—	17,399	—	24,364

Net income (loss)	$(45,285)	$16,681	$(133,620)	$(6,403)

Weighted-average common shares	141,107	150,675	137,932	152,818
Weighted-average diluted shares	141,107	161,732	137,932	152,818
Net income (loss) per share—basic:
Continuing operations	$(0.32)	$(0.01)	$(0.97)	$(0.20)
Discontinued operations	—	0.12	—	0.16

Basic net income (loss) per share	$(0.32)	$0.11	$(0.97)	$(0.04)

Net income (loss) per share—diluted:
Continuing operations	$(0.32)	$(0.01)	$(0.97)	$(0.20)
Discontinued operations	—	0.11	—	0.16

Diluted net income (loss) per share	$(0.32)	$0.10	$(0.97)	$(0.04)

The following anti-dilutive securities were excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Stock options, restricted stock units and restricted stock awards	88,638	2,991	92,266	10,431
Convertible debt	1,442	—	721	1,595
Warrants	987	—	493	174

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

NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Consumer and Computation Division	$62,305	$82,777	$114,328	$145,729
Data Communications Division	25,514	34,444	45,914	62,774
Memory and Imaging Division	66,213	88,857	132,245	163,503
Other	1,752	3,502	2,606	5,956

Total revenues	$155,784	$209,580	$295,093	$377,962

Income (Loss) from Continuing Operations before Income Taxes:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Consumer and Computation Division	$(3,990)	$2,906	$(18,219)	$(2,839)
Data Communications Division	4,379	7,420	2,788	12,032
Memory and Imaging Division	3,247	13,461	(3,762)	21,939
Other	(6,808)	(4,876)	(12,767)	(10,392)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(834)	(1,658)	(2,153)	(3,317)
Restructuring charges	(1,089)	(1,958)	(7,135)	(4,370)
Stock-based compensation	(37,679)	(19,174)	(85,923)	(35,363)
Impairment of property and equipment	—	—	—	(1,734)
Impact of FSP APB 14-1	(392)	(8,150)	(789)	(14,649)
Impairment of investments	—	(4,255)	(1,731)	(4,468)
Other	(795)	1,297	20	375

Loss before income taxes	$(43,961)	$(14,987)	$(129,671)	$(42,786)

Geographical Information:

The following table presents our revenues by geographical locations:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
United States	$33,647	$55,135	$69,896	$112,584
Europe	20,364	29,408	40,750	56,785
Asia:
China	40,874	39,877	67,594	62,649
Hong Kong	14,175	15,189	31,683	26,019
Taiwan	15,207	20,965	26,927	34,048
Other	31,517	49,006	58,243	85,877

Total revenues	$155,784	$209,580	$295,093	$377,962

Customer Information

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. For the three and six months ended June 28, 2009 and June 29, 2008, no one end customer accounted for more than 10% of our total revenues. For the three and six months ended June 28, 2009, one distributor, Avnet Inc. accounted for 13.1% and 13.8% of our total revenues. No other distributor accounted for greater than 10% of total revenue for the three and six months ended June 29, 2008.

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

EXECUTIVE SUMMARY

General

Our mission is to transform Cypress Semiconductor Corporation (“Cypress”) from a traditional, broad-line semiconductor company into a leading supplier of proprietary and programmable solutions in systems everywhere. We deliver high-performance, mixed-signal, programmable solutions that provide customers with integration, rapid time-to-market and system value. Our offerings include Programmable System-on-Chip (“PSoC®”) products, capacitive sensing and touchscreen solutions, universal serial bus (“USB”) controllers, and general-purpose programmable clocks and memories. Cypress also provides wired and wireless connectivity solutions, including, respectively, West Bridge® controllers, which enhance performance in multimedia handsets, and the CyFi low-power RF solution, offering reliability, simplicity and power-efficiency. Cypress also offers a wide portfolio of static random access memories, nonvolatile memories and image sensor products. Cypress serves numerous markets, including consumer, computation, data communications, automotive, medical, industrial and white goods.

Our organization included the following business segments as of the end of the second half of fiscal 2009:

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

Adjustments to Cypress’s Stock Plans:

On August 1, 2008, the Board of Directors (the “Board”) approved certain adjustments to our 1994 and 1999 Stock Plans (together, the “Plans”) and outstanding employee equity awards in anticipation of the Spin-Off. These adjustments were consistent with and similar to the provisions in the Plans providing for automatic adjustment of service provider equity awards and share pools pursuant to a stock split or similar change in capitalization effected without receipt of consideration by us.

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

Stock-Based Compensation:

The modification of the outstanding employee equity awards and the ESPP approved by the Board on August 1, 2008 resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $17.8 million was recognized in the second quarter of fiscal 2009 and $46.5 million will be recognized over the remaining vesting periods on an accelerated basis.

Manufacturing Strategy

Our core manufacturing strategy—“flexible manufacturing”—combines capacity from leading foundries with output from our internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008.

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Consumer and Computation Division	$62,305	$82,777	$114,328	$145,729
Data Communications Division	25,514	34,444	45,914	62,774
Memory and Imaging Division	66,213	88,857	132,245	163,503
Other	1,752	3,502	2,606	5,956

Total revenues	$155,784	$209,580	$295,093	$377,962

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased approximately $20.5 million in the second quarter of fiscal 2009, or approximately 24.7%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $11.4 million in sales of our USB mainly due to the economic slowdown impacting demand in PC applications and consumer devices and increased competition in the consumer market. The decrease was also attributable to a decrease of $6.2 million in sales of our TSBU general purpose timing solutions resulting from reduced demand from certain large consumer and personal computer customers. Despite the current challenging economic environment, our PSOC product families, including our touchscreen family, continued to gain new design wins, expand their customer base and increase market penetration in a variety of end-market applications.

Revenues from the Consumer and Computation Division decreased approximately $31.4 million in the first half of fiscal 2009, or approximately 21.5%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $18.0 million in sales of our USB and general-purpose timing solutions mainly due to the economic slowdown impacting demand in PC applications and consumer devices and increased competition in the consumer market. The decrease was also attributable to a decrease of $10.4 million in sales of our TSBU solutions resulting from reduced demand from certain large consumer and personal computer customers. Despite the current challenging economic environment, our PSOC product families, including our touchscreen family, continued to gain new design wins, expand their customer base and increase market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division decreased $8.9 million in the second quarter of fiscal 2009, or approximately 25.9%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of $6.4 million in sales of 1) our specialty memory products due to the continued slow down in demand in the base-station market and 2) our programmable logic devices primarily due to the decline in military shipments.

Revenues from the Data Communications Division decreased $16.9 million in the first half of fiscal 2009, or approximately 26.9%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of $16.5 million in sales related to certain end of life products, our programmable logic devices primarily due to the decline in military shipments and our specialty memory products due to a continued decline in end consumer demand.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division decreased $22.6 million in the second quarter of fiscal 2009, or approximately 25.5%, compared to the same prior-year period. The decrease was primarily attributable to the economic slowdown impacting us by reducing sales by $22.5 million of our SRAM products in networking, consumer and communications applications.

Revenues from the Memory and Imaging Division decreased $31.3 million in the first half of fiscal 2009, or approximately 19.1%, compared to the same prior-year period. The decrease was primarily attributable to the economic slowdown impacting us by reducing sales by $30.9 million of our SRAM products in networking, consumer and communications applications.

Other:

Revenues from Other decreased $1.8 million in the second quarter of fiscal 2009, or approximately 50.0%, compared to the second quarter of fiscal 2008. The decrease in revenues was primarily attributable to a decrease of $2.6 million in sales related to Silicon Light Machines which we divested in fiscal 2008.

Revenues from Other decreased $3.4 million in the first half of fiscal 2009, or approximately 56.3%, compared to the first half of fiscal 2008. The decrease in revenues was primarily attributable to a decrease of $4.5 million in sales related to Silicon Light Machines which we divested in fiscal 2008.

Cost of Revenues/Gross Margins

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of revenues	$98,672	$107,852	$203,966	$196,085
Gross margin	36.7%	48.5%	30.9%	48.1%

Gross margin percentage decreased from 48.5% in the second quarter of fiscal 2008 to 36.7% in the second quarter of fiscal 2009. Gross margin percentage decreased from 48.1% in the first half of fiscal 2008 to 30.9% in the first half of fiscal 2009. The gross margin percentage decreases were primarily due to the stock-based compensation expense allocated to cost of revenue which increased by $6.6 million and $17.3 million during the three months and first half of fiscal 2009. This increase was mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. The gross margin percentage was also unfavorably impacted by inventory write-downs, cost absorption and the reduced revenue in 2009.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
R&D expenses	$48,196	$45,392	$98,342	$89,542
As a percentage of revenues	30.9%	21.7%	33.3%	23.7%

R&D expenditures increased $2.8 million in the second quarter of fiscal 2009 compared to same prior-year period. The increase was primarily attributable to an increase of $5.6 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. This increase in stock-based compensation was partially offset by the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/9 Restructuring Plan.

R&D expenditures increased $8.8 million in the first half of fiscal 2009 compared to same prior-year period. The increase was primarily attributable to an increase of $13.3 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. This increase was partially offset by the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/9 Restructuring Plan.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
SG&A expenses	$53,069	$61,111	$113,784	$118,279
As a percentage of revenues	34.1%	29.2%	38.6%	31.3%

SG&A expenses decreased $8.0 million in the second quarter of fiscal 2009 compared to the same prior-year period. The decrease was primarily attributable to the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/2009 Restructuring Plan as well as other cost reduction efforts. The decrease was offset by an increase of $6.3 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off.

SG&A expenses decreased $4.5 million in the first half of fiscal 2009 compared to the same prior-year period. The decrease was primarily attributable to the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/2009 Restructuring Plan as well as other cost reduction efforts. The decrease was offset by an increase of $20.0 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off.

Amortization of Acquisition-Related Intangible Assets

For the three months ended June 28, 2009, amortization decreased approximately $0.8 million as compared to the corresponding fiscal 2008 period. The decrease in amortization was primarily due to certain intangible assets that had been fully amortized during fiscal 2008 offset by the increase in intangibles acquired as part of the Simtek acquisition.

Restructuring

We recorded restructuring charges of $7.1 million and $4.4 million during the six months ended June 28, 2009 and June 29, 2008, respectively. The amount recorded during the three months ended June 28, 2009 included a provision of $0.3 million for the Fiscal 2008/9 Restructuring Plan and $0.8 million for the Fiscal 2007 Restructuring Plan. During the six months ended June 28, 2009 the savings from our actions taken to date was approximately $11.3 million. Upon completion of all of our actions we anticipate our savings in fiscal year 2010 to be approximately $15.8 million per quarter. We estimate the savings will proportionately impact sales general and administrative expense by 24%, cost of goods sold by 54% and research and development expense by 22% although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan:

The charges in 2009 relate to a restructuring plan which was initiated during the third quarter of fiscal 2008 and was part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”). In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (SFAS No. 112) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recorded a total of $19.8 million under the Fiscal 2008/9 Restructuring Plan, of which $19.7 million was related to personnel costs and $0.1 million was related to other exit costs. The determination of when we accrue for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$7,374
Provision	7,741
Non cash forgiveness of employee loans	(73)
Cash payments	(3,214)

Balance as of March 29, 2009	11,828
Provision	327
Cash payments	(6,311)

Balance as of June 28, 2009	$5,844

Upon completion of our restructuring activities we expect to eliminate approximately 778 positions of which approximately 431 positions are manufacturing related and 347 are corporate and other related positions.

As of June 28, 2009, approximately 542 of the employees to be terminated in these restructurings have been terminated and the majority of the remaining 236 employee terminations are expected to be completed by the end of fiscal 2009.

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

To date, we recorded total restructuring charges of $9.5 million related to the Fiscal 2007 Restructuring Plan. We recorded $9.9 million of expense in fiscal 2008 and $0.5 million of expense in fiscal 2007. We also recorded a $0.9 million credit in fiscal 2009 which relates to the $1.5 million net gain on the sale of equipment located at our Texas facility which was partially offset by a $0.6 million workforce reserve. Of the total restructuring charges, $8.0 million was related to personnel costs and $1.5 million was related to property, plant and equipment and other exit costs.

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$2,721
Additional provision	518
Cash payments	(2,476)

Balance as of March 29, 2009	763
Additional provision	60
Cash payments	(629)

Balance as of June 28, 2009	$194

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

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet as of June 28, 2009:

	June 28, 2009	December 28, 2008
	(In thousands)
Land	$994	$994
Equipment	373	1,112
Buildings and leasehold improvements	6,430	6,430

Total property, plant and equipment, net	$7,797	$8,536

We expect to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Interest Income

Interest income decreased $13.7 million in the first half of fiscal 2009 compared to the first half of fiscal 2008. The decrease was primarily driven by lower average interest rates as we shifted our portfolio to more liquid and safe investments such as U.S. treasuries, coupled with lower average cash and investment balances.

Interest Expense

Interest expense was $0.9 million in the first half of fiscal 2009 compared to $19.2 million in the first half of fiscal 2008. The decrease was primarily attributable to the adoption of FSP APB 14-1 which resulted in the recording of $16.2 million of interest expense in the first half of fiscal 2008 compared to $0.8 million in the first half of 2009. Interest expense also decreased in the first half of 2008 due to the higher balance of our convertible debt in fiscal 2008.

Other Income (Expense), Net

The following table summarizes the components of other expense, net:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Impairment of investments	$—	$(4,255)	$(1,731)	$(4,468)
Foreign currency exchange gain (loss), net	(132)	2,070	319	2,378
Changes in fair value of investment under the employee deferred compensation pan	2,310	60	1,636	(2,476)
Other	(93)	(326)	226	(188)

Total other income (expense), net	$2,085	$(2,451)	$450	$(4,754)

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

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands)
Changes in fair value of assets recorded in:
Other expense, net	$2,310	$60	$1,636	$(2,476)
Changes in fair value of liabilities recorded in:
Cost of revenues	(252)	(19)	(190)	923
Research and development expenses	(749)	(21)	(654)	1,065
Selling, general and administrative expenses	(1,572)	(16)	(1,080)	808

Total income (expense)	$(263)	$4	$(288)	$320

Income Taxes

Our income tax expense was $1.3 million on loss before tax of $44.0 million for the three months ended June 28, 2009 and income tax benefit was $14.3 million on loss before tax of $15.0 million for the three months ended June 29, 2008. Our income tax expense was $3.9 million for the six months ended June 28, 2009 and income tax benefit was $12.0 million for the six months ended June 28, 2008. The tax provision for the second quarter and first half of fiscal 2009 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the second quarter and first half of fiscal 2008 was primarily attributable to a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in tax benefits, a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination, and the amortization of a deferred tax liability associated with purchased intangible assets. The tax benefit for the second quarter and first half of fiscal 2008 was partially offset by non-U.S. taxes on income earned in foreign jurisdictions and tax accruals (primarily alternative minimum tax) of $5.5 million from a resolution of the U.S. income tax examination for the tax years 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments, working capital and debt:

	As of
(In thousands)	June 28, 2009	December 28, 2008
Cash, cash equivalents and short-term investments	$245,642	$237,792
Working capital	$243,359	$248,397
Convertible debt—short-term	$27,726	$27,023

Key Components of Cash Flows

	Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008
Net cash provided by (used in) operating activities of continuing operations	$(10,273)	$49,159
Net cash provided by (used in) investing activities of continuing operations	$(8,369)	$37,487
Net cash provided by (used in) financing activities of continuing operations	$26,735	$(266,178)

During the six months ended June 28, 2009, net cash used in operating activities was $10.3 million compared to net cash provided by operating activities of $49.2 million for the six months ended June 29, 2008. Operating cash flows for the six months ended June 28, 2009 were primarily driven by a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, non-cash interest expense, restructuring charges and a net decrease in operating assets and liabilities. The decrease in accounts receivable was primarily driven by lower revenues. The decrease in inventories was primarily attributable to decreased demand requirements. The decrease in accounts payable and other liabilities was primarily driven by a decrease in sales which impacted our overall business activity.

During the six months ended June 28, 2009, net cash used in investing activities decreased $45.9 million compared to the six months ended June 29 2008. For the six months ended June 28, 2009, our investing activities primarily included: cash outflows for $11.5 million of property and equipment expenditures and $0.6 million from purchases of our investments, net of sales. For the six months ended June 29, 2008, our investing activities primarily included $21.2 million of property and equipment expenditures. These cash outflows were offset by cash proceeds of $59.5 million from sales or maturities of our investments, net of purchases.

During the six months ended June 28, 2009, net cash provided by financing activities was $26.7 million compared to net cash used by financing activities of $266.2 million for the six months ended June 29, 2008. For the six months ended June 28, 2009, our financing activities primarily included $11.2 million in cash used to repurchase our common shares, offset by proceeds of $43.6 million from the issuance of common shares under our employee stock plans. For the six months ended June 29, 2008, we used $277.1 million in cash to repurchase our common shares, partially offset by cash proceeds of $15.4 million from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Convertible Debt:

As of June 28, 2009, the outstanding principal amount of the 1.00% Notes was $27.7 million. Holders of the 1.00% Notes have the right to convert their 1.00% Notes in accordance with and subject to the terms of the Indenture and is payable on maturity at September 15, 2009. The 1.00% Notes are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount of the 1.00% Notes or the conversion value. If the conversion value of the 1.00% Notes is greater than $1,000, then the excess conversion value will be convertible into cash or shares of Cypress’s common stock, or a combination of cash and shares, at our election. As of June 28, 2009, the conversion price of the 1.00% Notes was $5.64 per share.

As of June 28, 2009 the holders of the 1.00% Notes have the right to convert. Holders who convert after June 15, 2009 will not receive a make-whole adjustment unless there is another fundamental change, as defined in the agreement. The amount that will be paid on conversion will be calculated based on the 20 trading days beginning on August 13, 2009, the 22nd trading day prior to the maturity date of September 15, 2009. For example, if the average stock price was $10.50 on September 15, 2009, and we were settling in cash, the face value of the convertible note, its premium, the warrants and the convertible note hedge, we would be required to pay approximately $48.7 million.

Auction Rate Securities:

As of June 28, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $34.0 million as long-term investments as of June 28, 2009.

During fiscal 2009, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows.

Based on the discounted cash flows, we estimated that the auction rate securities would be valued at approximately 87% of their stated par value as of June 28, 2009 and the auction rate securities are stated at that value.

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

During fiscal 2008, Cypress used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. Prior to the spin-off of SunPower, Cypress used $277.1 million in cash to repurchase approximately 12.6 million shares at an average share price of $21.95 and post spin off Cypress used $98.5 million in cash to repurchase approximately 24.5 million shares at an average share price of $4.03. During the first quarter of fiscal 2009, Cypress used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82.

As of June 28, 2009, the remaining balance available for future stock repurchases was $213.2 million under the stock repurchase program.

Due to certain spin-related tax limitations, management does not anticipate repurchasing more than 2.0 million shares for the next few quarters and possibly longer.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of June 28, 2009, non-cancelable purchase obligations totaled approximately $107.5 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of June 28, 2009, in addition to $212.8 million in cash and cash equivalents, we had $32.8 million invested in short-term investments for a total cash and short-term investment position of $245.6 million that is available for use in current operations. In addition, we had $35.5 million of long-term investments primarily consisting of illiquid auction rate securities.

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

Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees. As of June 2009 we updated our assessment of the likelihood that we would have to settle the outstanding lease payments and we determined that is was not probable. As a result we have not recorded any liability relating to outstanding lease payments.

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

In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of June 28, 2009, we determined that the fair value of the guarantees and the options was not material to our consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	Outstanding Rental Payments		Outstanding Irrevocable Letters of Credit		Grace Options Granted to Cypress
Fiscal Year			At Inception	As of June 28, 2009	At Inception	As of June 28, 2009
			(In thousands)
2006	One	36 months	$8,255	$1,376	$6,392	$1,697	2,272
2007	Five	36 months	42,278	14,781	32,726	14,999	26,924
2008	One	36 months	10,372	6,050	7,918	5,608	11,684

			$60,905	$22,207	$47,036	$22,304	40,880

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Excluding auction rate securities, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds, commercial paper and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction Rate Securities

As of June 28, 2009, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of June 28, 2009, all auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies except for 5% of the student loan auction rate securities which were downgraded from AAA to Baa3 in the first fiscal quarter of 2009. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

As of June 28, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $34.0 million as long-term investments as of June 28, 2009.

We performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used for the second quarter of fiscal 2009 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 3.0%—6.1%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 87% of their stated par value as of June 28, 2009. The following table summarizes certain information related to our auction rate securities as of June 28, 2009:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$33,967	$37,364	$30,570

Convertible Debt

The fair value of our convertible debt is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible debt will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible debt will generally increase as our common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible debt but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The following table summarizes certain information related to our convertible debt as of June 28, 2009:

Convertible Debt	Fair Value	Fair Value Given a 10% Increase in Market Prices	Fair Value Given a 10% Decrease in Market Prices
	(In thousands)
1.00% convertible senior notes	$46,968	$51,665	$42,271

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of June 28, 2009:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$4,141	$4,555	$3,727

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of June 28, 2009, the carrying value of our investments in privately held companies was $1.2 million.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three month period ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 28, 2008, and as updated in our Periodic Report on Form 10-Q for the quarter ended March 29, 2009.

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

During fiscal 2008, Cypress used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. Prior to the spin-off of SunPower, Cypress used $277.1 million in cash to repurchase approximately 12.6 million shares at an average share price of $21.95 and post spin off Cypress used $98.5 million in cash to repurchase approximately 24.5 million shares at an average share price of $4.03. During the first quarter of fiscal 2009, Cypress used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82.

As of June 28, 2009, the remaining balance available for future stock repurchases was $213.2 million under the stock repurchase program.

The following table sets forth information with respect to repurchases of our common stock made during the first half of fiscal 2009:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
December 29, 2008—January 25, 2009	—	$—	—	$—
January 26, 2009—February 22, 2009	1,416	$4.59	1,416	$217,900
February 23, 2009—March 29, 2009	—	$—	—	$—

As of March 29, 2009	1,416	$4.59	1,416
March 30, 2009—April 26, 2009	—	$—	—
April 27, 2009—May 24, 2009	500	$6.74	500	214,525
May 25, 2009—June 28, 2009	185	$6.98	185	213,234

As of June 28, 2009	2,101	$5.32	2,101

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on May 9, 2008, our stockholders voted on the following proposals:

1.	Election of seven directors;

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2009; and;

3.	Approval of the Cypress’s 1994 Stock Plan amendment to provide stock option exchange flexibility

For a more detailed discussion of these proposals, please refer to our Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.

The results were as follows:

	Number of Shares
	For	Withheld	Against	Abstain	Broker Non-Vote
Proposal 1:
W. Steve Albrecht	122,546,162	1,972,986	—	—	—
Eric A. Benhamou	115,356,573	9,162,575	—	—	—
Lloyd Carney	117,350,506	7,168,642	—	—	—
James R. Long	117,311,143	7,208,005	—	—	—
J. Daniel McCranie	121,125,925	3,365,791	—	—	—
T. J. Rodgers	123,401,979	1,117,169	—	—	—
Evert Van de Ven	123,125,925	1,393,223	—	—	—

Proposal 2	122,554,652	—	1,766,160	198,336	—
Proposal 3	28,702,249	—	71,878,553	192,766	—

ITEM 5.	OTHER INFORMATION

Release of First Half of 2009 PARS

In 2007, the Compensation Committee (the “Committee”) of the Company’s Board of Directors granted, under the Company’s 1994 Stock Plan, performance-based restricted stock units (“PARS”) to certain employees of the Company, including our Named Executive Officers. The PARS awarded in 2007 may be earned ratably over five years subject to performance milestones that are determined on at least a yearly basis.

On March 12, 2009, the Committee approved the performance milestone achievements for the first half of 2009.

In connection with the Committee’s determination of the achievement of the first half of 2009 PARS performance milestones, the following shares were released (prior to required tax payments) to our Named Executive Officers:

Named Executive Officer	Target	Earned
T.J. Rodgers	329,618	326,387
Brad W. Buss	206,011	203,991
Christopher Seams	164,809	163,193
Paul Keswick	164,809	163,193
Norman P. Taffe	141,633	140,245

We did not pay any other equity or cash bonuses (including bonuses under the Performance Bonus Plan, the Key Employee Bonus Plan, or the Performance Profit Sharing Bonus Plan) to our executive officers, including our Named Executive Officer, with respect to the first half of fiscal year 2009.

Setting of Performance Milestones under Second Half of 2009 PARS

On August 6, 2009, the Committee also set three performance milestones required for 50% of the total 2009 targeted PARS (“Six Month Target”) related to the second half of 2009 (“Performance Period”). The milestones are currently set to be achieved by the end of the fourth fiscal quarter of 2009.

For all Named Executive Officers, 20% of the Six Month Target can be earned at the end of the Performance Period if we meet or exceed a certain non-GAAP gross margin percentage, adjusted for any non-planned, one-time or unusual transactions for the Performance Period. If the non-GAAP gross margin percentage amount is achieved for the Performance Period, the payout is 100% and adjusts on a linear scale down to 0% payout if the achieved specified non-GAAP gross margin percentage is below 0% of the target.

For all Named Executive Officers, up to 40% of the Six Month Target can be earned at the end of the Performance Period if our common stock attains certain threshold levels of performance compared with the Philadelphia Semiconductor Sector Index (“SOXX”).

If the performance milestone is achieved at a certain performance percentage threshold for the Performance Period, the payout is 100% and adjusts on a linear scale down to 0% payout if our stock price is less than SOXX by a specified percentage point for the Performance Period.

For all Named Executive Officers, up to 40% of the Six Month Target can be earned at the end of the Performance Period upon the achievement of a certain non-GAAP operating income target for the Performance Period, adjusted for any non-planned, one-time and unusual transactions as designated by the Committee. If the performance milestone is achieved at a specified target for the Performance Period, the payout is 100% and adjusts on a linear scale to 0% payout if the non-GAAP operating income is a specified amount above the target.

For all Named Executive Officers, if the performance milestones as approved by the Committee at time of release described above are not achieved for the Performance Period, the portion of the Six Month Target PARS for the applicable milestones are forfeited and are not able to be earned in a future period.

All PARS are settled, following approval by the Compensation Committee that the performance milestones have been achieved, in shares of common stock, on a one share for one-unit basis (with each share adjusted for any stock splits, stock dividends, spin-offs or other changes in capitalization effected without receipt of consideration by us).

The following table sets forth our Named Executive Officers’ Six Month Target shares for the Performance Period subject to performance:

Named Executive Officer	Minimum	Six Month Target
T.J. Rodgers	—	329,618
Brad W. Buss	—	206,011
Christopher Seams	—	164,809
Paul Keswick	—	164,809
Norman Taffe	—	141,633

The Six Month Target number of shares is the maximum that may be earned for the Performance Period.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 7, 2009	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.