Form 10-Q
period 2009-09-27
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2009-11-06
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The total number of outstanding shares of the registrant’s common stock as of November 2, 2009 was 155,735,979

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our plans to define, design and develop new programmable products and solutions; our ability to expand the adoption of our flagship PSoC devices; our plans to expand our customer base; the markets we intend to pursue; our continued plans to pursue flexible manufacturing capabilities; our ability to complete the divestiture of non-strategic, underperforming businesses while continuing to consider strategic relationships; our plans to transition our work to lower costs centers abroad; the number and impact of future personnel terminations and the expenses related thereto; our expectations, including the timing, related to our restructuring activities; our expectations regarding our active litigation matters and our ability to defend ourselves in those matters; the calculation of our unrecognized tax benefits, including events that could materially change the amount of such benefits; our expectations related to the Simtek acquisition; the adequacy of our cash and working capital positions and our intended uses for such cash and capital; our ability to obtain additional financing if needed; the value and liquidity of our investments in auction rate securities, and other debt investments, and whether such declines are temporary in nature or will impact our ability to meet our cash requirements; and our expectations regarding our outstanding warranty liability, our plans to repurchase stock, plans with respect to disposal activities/assets, and potential payments to Grace. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; current credit conditions; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; our ability to develop new products; the changing environment and/or cycles of the semiconductor industry; the successful integration and achievement of the objectives of acquired businesses; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from flexible manufacturing; Cypress and SunPower’s ability to maintain the tax-free nature of the SunPower spin-off; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, and the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

Spin-Off of SunPower Corporation (“SunPower”)

Following completion of the spin-off of SunPower on September 29, 2008, Cypress no longer consolidated SunPower’s financial results beginning in the fourth quarter of fiscal 2008 or addresses risk factors associated with SunPower’s business, operations, financial condition and results of operations. For a detailed discussion of the risks affecting SunPower, investors should refer to SunPower’s Quarterly Report on Form 10-Q for the three months ended September 27, 2009. The contents of such Form 10-Q are expressly not incorporated by reference herein.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27, 2009	December 28, 2008
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$191,114	$204,749
Short-term investments	55,254	33,043
Accounts receivable, net	103,101	91,943
Inventories, net	84,631	114,862
Other current assets	59,887	60,755

Total current assets	493,987	505,352
Property, plant and equipment, net	270,790	296,789
Goodwill	31,831	31,836
Intangible assets, net	16,262	18,678
Other long-term assets	78,261	76,077

Total assets	$891,131	$928,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,549	$42,570
Accrued compensation and employee benefits	42,028	44,115
Deferred revenues less cost of revenues	75,590	82,465
Income taxes payable	4,315	4,214
Convertible debt	—	27,023
Other current liabilities	55,460	63,595

Total current liabilities	226,942	263,982
Deferred income taxes and other tax liabilities	40,020	22,586
Other long-term liabilities	3,766	3,737

Total liabilities	270,728	290,305

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 230,427 and 204,849 shares issued; 157,921 and 136,503 shares outstanding at September 27, 2009 and December 28, 2008, respectively	2,304	2,048
Additional paid-in-capital	2,201,326	2,044,679
Accumulated other comprehensive income (loss)	(688)	2,533
Accumulated deficit	(572,596)	(424,631)

	1,630,346	1,624,629
Less: shares of common stock held in treasury, at cost; 72,042 and 68,346 shares at September 27, 2009 and December 28, 2008, respectively	(1,009,943)	(986,202)

Total stockholders’ equity	620,403	638,427

Total liabilities and stockholders’ equity	$891,131	$928,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands, except per-share amounts)
Revenues	$178,719	$222,681	$473,811	$600,643
Costs and expenses:
Cost of revenues	94,184	124,165	298,150	321,684
Research and development	43,162	54,395	141,504	143,937
Selling, general and administrative	55,116	79,495	168,900	197,774
Amortization of acquisition-related intangibles	834	963	2,987	4,280
Gain on divestitures	—	(9,966)	—	(9,966)
Restructuring costs	7,335	7,872	14,469	12,242

Total costs and expenses, net	200,631	256,924	626,010	669,951
Operating loss	(21,912)	(34,243)	(152,199)	(69,308)
Interest income	500	5,379	1,608	20,196
Interest expense	(350)	(11,357)	(1,291)	(30,575)
Gain on sale of SunPower’s common stock	—	192,048	—	192,048
Other income (expense), net	2,342	(2,313)	2,791	(7,067)

Income (loss) from continuing operations before income taxes	(19,420)	149,514	(149,091)	105,294
Income tax provision	(236)	(22,364)	(4,185)	(10,345)
Gain (loss) from continuing operations	(19,656)	127,150	(153,276)	94,949
Income from discontinued operations, net of income taxes	—	10,831	—	35,195

Net income (loss)	$(19,656)	$137,981	$(153,276)	$130,144

Net income (loss) per share—Basic:
Continuing operations	$(013)	$0.84	$(1.08)	$0.62
Discontinued operations	—	0.07	—	0.23

Net income (loss) per share—Basic	$(0.13)	$0.91	$(1.08)	$0.85

Net income (loss) per share—Diluted:
Continuing operations	$(0.13)	$0.79	$(1.08)	$0.59
Discontinued operations	—	0.07	—	0.22

Net income (loss) per share—Diluted	$(0.13)	$0.86	$(1.08)	$0.81

Shares used in net income (loss) per share calculation:
Basic	151,784	151,939	142,549	152,525
Diluted	151,784	160,066	142,549	161,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(153,276)	$130,144
Less: income from discontinued operations, net of income taxes	—	35,195

Income (loss) from continuing operations	(153,276)	94,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,300	58,033
Stock-based compensation expense	116,599	92,974
Excess tax benefits from stock-based awards activity	—	(12,004)
Non-cash interest expense and other non-cash expense on adoption of APB 14-1	1,090	24,577
Impairment of long-lived assets	—	1,734
Impairment of investments	1,731	5,001
Write-off of unamortized debt issuance costs	—	1,557
Gain on divestitures	—	(9,966)
Gain on sale of SunPower’s common stock	—	(192,048)
Reduction in allowance for uncollectible SPAP loans	(391)	(138)
Restructuring charges	14,469	12,242
Loss on sale or retirement of property and equipment, net	1,387	5,612
Loss on sale of investments, net	693	—
Deferred income taxes	2,292	(24,359)
Changes in operating assets and liabilities, net of effects of divestitures:
Accounts receivable	(11,159)	(39,999)
Inventories	25,105	(14,970)
Other assets	(1,657)	70,995
Accounts payable and other liabilities	(18,280)	(42,031)
Deferred revenues less cost of revenues	(6,875)	29,102

Net cash provided by operating activities—continuing operations	14,028	61,261
Net cash provided by operating activities—discontinued operations	—	107,927

Net cash provided by operating activities	14,028	169,188

Cash flow from investing activities:
Purchases of available-for-sale investments	(44,121)	(171,448)
Proceeds from sales or maturities of available-for-sale investments	21,162	308,947
Net contributions or (distributions) of deferred compensation plan	48	720
Proceeds from sale of SunPower’s common stock	—	222,474
Proceeds from divestitures	—	11,000
Acquisitions of property and equipment	(18,278)	(34,050)
Proceeds from settlement of SPAP loan principal	27	278
Cash used for acquisition, net of cash acquired	—	(41,551)
Proceeds from sales of property and equipment	3,536	104
Cash paid for other investments	(76)	(1,737)

Net cash provided by (used in) investing activities—continuing operations	(37,702)	294,737
Net cash used in investing activities—discontinued operations	—	(167,191)

Net cash provided by (used in) investing activities	(37,702)	127,546

Cash flow from financing activities:
Redemption of convertible subordinated notes	(51,552)	(701,860)
Repurchases of common shares	(11,172)	(277,073)
Withholdings of common shares for tax obligations on vested restricted stock	(12,568)	(4,678)
Proceeds from issuance of common shares under employee stock plans	82,019	49,389
Proceeds from termination of convertible note hedge and warrants	3,312	8,543
Excess tax benefits from stock-based award activities	—	12,004

Net cash provided by (used in) financing activities—continuing operations	10,039	(913,675)
Net cash provided by financing activities—discontinued operations	—	31,832

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
Net cash provided by (used in) financing activities	10,039	(881,843)

Effect of exchange rate changes on cash and cash equivalents-discontinued operations	—	(1,166)

Net decrease in cash and cash equivalents	(13,635)	(586,275)
Cash and cash equivalents, beginning period	204,749	1,093,657

Cash and cash equivalents, end of period	191,114	507,382
Less cash and cash equivalents of discontinued operations, end of period	—	(256,616)

Cash and cash equivalents of continuing operations, end of period	191,114	250,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and we end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2009 has 53 weeks and fiscal 2008 had 52 weeks. The third quarter of fiscal 2009 ended on September 27, 2009 and the third quarter of fiscal 2008 ended on September 28, 2008.

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

On September 29, 2008, we completed the spin-off of SunPower Corporation (“SunPower”), a majority-owned subsidiary through the distribution of a tax-free stock dividend to Cypress’s stockholders. As a result, our historical financial statements have been restated to account for SunPower as a discontinued operation for all periods presented in this Quarterly Report on Form 10-Q. See Note 3 for further discussion.

Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements relate to the discussion of Cypress’s continuing operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ended after September 15, 2009, and impacted our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

As a result of our implementation of the Codification during the quarter ended September 27, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Certain prior year balances have been revised to conform to current year presentation, including the retrospective application of adopting FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”), now referred to as ASC 470. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. We have retrospectively applied this change in accounting to affected accounts for all periods presented. Refer to Note 2 for more information.

The consolidated results of operations for the nine months ended September 27, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Adopted and Recently Issued Accounting Standards

In May 2008, FASB issued APB 14-1 now referred to as ASC 470, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The FSP specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The FSP was effective in the first quarter of 2009, and retrospective application is required for all periods presented. As a result of our adoption of this pronouncement we recorded additional non-cash interest and other expense of approximately $1.1 million and $146.1 million during the nine months ended September 27, 2009 and September 28, 2008, respectively.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), now referred to as ASC 715. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures are required to be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP 132(R)-1.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, now referred to as ASC 820. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No.157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP was effective in the second quarter of 2009. The adoption of FSP 157-4 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FAS 115-2 and FAS 124-2 guidance on “Recognition of Other-Than-Temporary-Impairments”, now referred to as ASP 320. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under this FSP, if the debt security’s market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we would record an other-than-temporary impairment charge to other income and expense, net. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before its anticipated recovery, the revised guidance requires us to determine the portion of the other-than-temporary impairment related to credit factors, or the credit loss portion, and the portion that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and our best estimate of the present value of the cash flows expected to be collected from the debt security and is recorded as a charge to other income and expense, net. The non-credit loss portion is the difference between the decline in fair value and the credit loss portion of the other-than-temporary impairment and is recorded as a separate component of other comprehensive income (loss). At adoption, the non-credit loss portion of the other-than-temporary impairment to date is to be recorded to other comprehensive income (loss), offset by an entry to the retained earnings as a one-time adjustment. As a result of our adoption of this FSP in the second quarter of 2009, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million, from accumulated deficit to accumulated other comprehensive income and loss.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events, now referred to as ASC 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement was effective in the second quarter of 2009. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements or related footnotes.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

Impact of the adoption of FSP APB 14-1:

Effective January 1, 2009, we adopted the provisions of FSP APB 14-1, which applies to certain convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (“1.25% Notes” were issued in 2003 which we redeemed in February 2007), had an equity component that can or could be settled in cash or equity, both debt instruments qualified for treatment under this new accounting standard.

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

Our adoption resulted in higher interest and other expense of $1.1 million and $146.1 million for the first three quarters of fiscal 2009 and 2008, respectively. As of December 28, 2008, there was $1.0 million of the initial $70.6 million debt discount (1.00% Notes) which remained unamortized, which was amortized through September 2009. As of September 27, 2009, all of the debt had matured or been redeemed and the debt discount was fully amortized. The tax effect of our adoption was immaterial to our financial statements.

Inventory Adjustment

During the third quarter of 2009, we identified historically immaterial errors related to the value of our raw material inventory balances located in the Philippines. We assessed the materiality of these errors on prior periods financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the errors were not material to any prior annual or interim periods but the cumulative error would be material to the three months ended September 27, 2009, if the entire correction was recorded in the current period. Accordingly, we have revised certain prior year amounts and balances for the three and nine months ended September 28, 2008 and as of December 28, 2008 to allow for the correct recording of these transactions in accordance with SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement.

The following table summarizes the effects of FSP APB 14-1 and the correction to inventory and accumulated deficit on our Condensed Consolidated Statement of Operations for the three months and nine months ended September 28, 2008 and on our Condensed Consolidated Balance Sheet as of December 28, 2008:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Operating income (loss) as reported	$21,912	$(34,200)	$(152,199)	$(67,831)
Correction of inventory error	—	(43)	—	(1,477)
Operating income (loss) as revised	$21,912	$(34,243)	$(152,199)	$(69,308)

Gain (loss) from continuing operations as reported	$—	$(33,569)	$—	$(49,687)
Adjustment for FSP APB 14-1	—	160,762	—	146,113
Correction of inventory error	—	(43)	—	(1,477)
Gain (loss) from continuing operations as revised	$—	$127,150	$—	$94,949

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 28, 2008
Inventories, net as reported	$121,889
Correction of inventory error	(7,027)
Inventories, net as revised	$114,862

Convertible debt, as reported	$27,999
Adjustment for FSP APB 14-1	(976)
Convertible debt, as revised	$27,023

There was no tax effect for the inventory error correction for the three and nine months ended September 28, 2008 due to the immaterial impact in foreign jurisdictions and the negligible impact on our net operating loss carry forwards in the United States against which we have a full valuation allowance.

For the nine months ended September 28, 2008, the impact of the error correction on gross profit was $1.5 million. This amount represented 0.5% of the gross margin for the nine months ended September 28, 2008. The impact on gross profit for the three months ended September 28, 2008 was $43,000.

There was no impact on the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 28, 2008.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3. SUNPOWER

The following table summarizes our historical ownership interest in SunPower:

September 28, 2008
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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the results of operations related to the discontinued operations for the three and nine months ended September 28, 2008:

(In thousands)	Three months ended September 28, 2008	Nine months ended September 28, 2008
Revenue	$377,500	$1,033,952
Costs and expenses, net	332,750	936,624

Income from discontinued operations before income taxes	44,750	97,328
Income tax provision	(21,856)	(31,275)
Minority interest in income from discontinued operations	(12,063)	(30,858)

Income from discontinued operations, net of income taxes	$10,831	$35,195

Adjustments to Cypress’s Stock Plans:

See Note 9 for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off.

Amended Tax Sharing Agreement:

See Note 13 for a discussion of the amended tax sharing agreement between SunPower and us as a result of the Spin-Off.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at September 27, 2009 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at December 28, 2008. CCD is the only reportable business segment with goodwill.

Intangible Assets

The following tables present details of our intangible assets:

As of September 27, 2009	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(88,084)	$12,050
Patents, trade names, customer relationships and backlog	22,009	(21,838)	171
Other	4,297	(4,153)	144

Total acquisition-related intangible assets	126,440	(114,075)	12,365
Non-acquisition related intangible assets	8,713	(4,816)	3,897

Total intangible assets	$135,153	$(118,891)	$16,262

As of December 28, 2008	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(86,040)	$14,094
Patents, trade name, customer relationships and backlog	22,009	(21,007)	1,002
Other	4,297	(4,041)	256

Total acquisition-related intangible assets	126,440	(111,088)	15,352
Non-acquisition related intangible assets	7,474	(4,148)	3,326

Total intangible assets	$133,914	$(115,236)	$18,678

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 27, 2009, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2009 (remaining three months)	$1,125
2010	4,128
2011	3,954
2012	3,632
2013 and thereafter	3,423

Total future amortization expense	$16,262

NOTE 5. RESTRUCTURING

We recorded restructuring charges of $14.5 million and $12.2 million during the nine months ended September 27, 2009 and September 28, 2008, respectively.

Fiscal 2008/9 Restructuring Plan

During the third quarter of fiscal 2008, we initiated a restructuring plan, as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn, which continued into the third quarter of 2009 (“Fiscal 2008/9 Restructuring Plan”). In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”), now referred to as ASC 712, and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), now referred to as ASC 420, at September 27, 2009 we recorded a total of $26.2 million under the Fiscal 2008/9 Restructuring Plan, of which $22.6 million was related to personnel costs and $3.6 million was related to other exit costs. The determination of when we accrue for severance and benefits costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$7,374
Provision	7,741
Non-cash forgiveness of employee loans	(73)
Cash payments	(3,214)

Balance as of March 29, 2009	11,828
Provision	327
Cash payments	(6,311)

Balance as of June 28, 2009	5,844
Provision	2,954
Cash payments	(4,233)

Balance as of September 27, 2009	$4,565

Upon completion of our restructuring activities we expect to eliminate 967 positions of which 619 positions are manufacturing related positions and 348 are corporate and other related positions.

As of September 27, 2009, 862 of the employees to be terminated in these restructurings have been terminated and the majority of the remaining 105 employee terminations are expected to be completed by the second quarter of fiscal 2010.

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

To date, we recorded total restructuring charges of $10.5 million related to the Fiscal 2007 Restructuring Plan. We recorded $9.9 million of expense in fiscal 2008 and $0.6 million of expense in fiscal 2007. We also recorded a $1.3 million credit in fiscal 2009, which relates to the $2.4 million net gain on the sale of equipment located at our Texas facility, partially offset by the $0.5 million workforce reserve. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.5 million was related to property, plant and equipment and other exit costs.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$2,721
Additional provision	518
Cash payments	(2,476)

Balance as of March 29, 2009	763
Additional provision	60
Cash payments	(629)

Balance as of June 28, 2009	194
Additional provision	49
Cash payments	(243)

Balance as of September 27, 2009	$—

We completed the termination of the remaining employees in the first quarter of fiscal 2009, all balances related to benefits were paid by the third quarter of fiscal 2009.

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

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets as of September 27, 2009 and December 28, 2008:

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Land	$994	$994
Equipment	373	1,112
Buildings and leasehold improvements	6,430	6,430

Total property, plant and equipment, net	$7,797	$8,536

We plan to complete the disposal of the remaining restructured assets by the fourth quarter of fiscal 2009; however our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Accounts receivable, gross	$107,593	$96,027
Allowance for doubtful accounts receivable and sales returns	(4,492)	(4,084)

Total accounts receivable, net	$103,101	$91,943

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories, Net

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Raw materials	$9,593	$9,962
Work-in-process	55,059	76,049
Finished goods	19,979	28,851

Total inventories, net	$84,631	$114,862

Other Current Assets

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Deferred tax assets	$541	$1,233
Receivable from SunPower (see Note 14)	18,225	18,697
Prepaid expenses	23,461	24,093
Assets held for sale (see Note 5)	8,147	8,536
Other current assets	9,513	8,196

Total other current assets	$59,887	$60,755

Other Long-Term Assets

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Employee deferred compensation plan	$24,245	$20,246
Investments:
Debt securities	34,857	35,701
Equity securities	2,226	1,788
Other assets	16,933	18,342

Total other long-term assets	$78,261	$76,077

Other Current Liabilities

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Employee deferred compensation plan	$23,582	$20,478
Accrued sales representative commissions	1,739	2,686
Accrued royalties	125	4,385
Restructuring accrual	5,497	10,095
Other current liabilities	24,517	25,951

Total other current liabilities	$55,460	$63,595

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Income Taxes and Other Tax Liabilities

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Deferred income taxes	$1,744	$540
Non-current tax liabilities	38,276	22,046

Total deferred income taxes and other tax liabilities	$40,020	$22,586

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$—	$615	$615
Money market funds	105,601	—	—	105,601
Treasury bills	6,136	—	—	6,136
Federal agency	—	3,016	—	3,016
Corporate notes/bonds	—	22,243	—	22,243
Auction rate securities	—	—	34,242	34,242
Marketable equity securities	4,789	—	—	4,789
Employee deferred compensation plan	24,245	—	—	24,245
Derivative instruments:
Foreign currency forward contracts	—	68	—	68

Total financial assets	$140,771	$25,327	$34,857	$200,955

Financial Liabilities
Employee deferred compensation plan	$23,582	$—	$—	$23,582

Total financial liabilities	$23,582	$—	$—	$23,582

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of September 27, 2009, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of September 27, 2009, 95% of the auction rate securities held by us were rated as either AAA or Aaa and the remaining 5% of the securities were rated Baa3 or above by the major independent rating agencies.

As of September 27, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $34.2 million as long-term investments as of September 27, 2009.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at September 27, 2009 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 2.5% – 5.3%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities should be valued at approximately 89% of their stated par value as of September 27, 2009. During the first quarter of fiscal 2009 we determined that the decline in value was other-than-temporary and we recorded an impairment charge of $1.4 million. During the third quarter of fiscal 2009 $0.4 million of our auction rate security were called at par. No impairment charges were recorded during the second and third quarters of fiscal 2009. We do not believe that the lack of liquidity of our auction rate securities will have a material impact on our overall ability to meet our cash requirements for the foreseeable future.

Commercial Paper:

As of September 27, 2009, we have classified one commercial paper investment totaling $0.6 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was partially impaired as the issuer was unable to raise sufficient funding to cover maturing obligations.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis as of September 27, 2009:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 28, 2008	$34,890	$812	$35,702
Unrealized gain	201	—	201
Impairment loss recorded in “Other income (expense), net”	(1,393)	(197)	(1,590)

Balance as of March 29, 2009	33,698	615	34,313
Unrealized gain	269	—	269

Balance as of June 28, 2009	33,967	615	34,582
Called at par	(400)	—	(400)
Unrealized gain	675	—	675

Balance as of September 27, 2009	$34,242	$615	$34,857

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis as of September 28, 2008:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 30, 2007	$—	$1,065	$1,065
Transfer from Level 2	38,749	—	38,749
Impairment loss recorded in “Other income (expense), net”	—	(112)	(112)
Unrealized loss recorded in “Accumulated other comprehensive income”	(1,392)	—	(1,392)

Balance as of March 30, 2008	37,357	953	38,310
Impairment loss recorded in “Other income (expense), net”	—	(141)	(141)
Unrealized gain recorded in “Accumulated other comprehensive income”	570	—	570

Balance as of June 29, 2008	37,927	812	38,739
Unrealized gain recorded in “Accumulated other comprehensive income”	8	—	8

Balance as of September 28, 2008	$37,935	$812	$38,747

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

	Level 1	Level 2	Level 3	Total as of September 27, 2009	Impairment Loss Recorded in “Other Income (Expense), Net”
					Three Months Ended September 27, 2009	Three Months Ended September 28, 2008
	(In thousands)
Non-marketable equity securities	$—	$—	$1,227	$1,227	$—	$(532)

We measure our equity investments in privately held companies at fair value on a non-recurring basis. The balance of the investments was $1.2 million as of September 27, 2009. These investments are measured at fair value when they are deemed to be other-than-temporarily impaired. We measured the fair value of such investments using a combination of the income approach and the market approach. The income approach included a discounted cash flow analysis, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending and other costs, as well as a discount rate calculated based on the risk profile of the investees. The market approach included using financial metrics and ratios of comparable public companies. All of our impaired non-marketable equity investments were classified as Level 3 instruments, as we use unobservable inputs to value these investments and the valuation requires significant management judgment. The valuation of our non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investees’ capital structure, liquidation preferences for the investees’ capital, and other economic variables.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of September 27, 2009
Cash equivalents:
Money market funds	$105,601	$—	$—	$105,601

Total cash equivalents	105,601	—	—	105,601

Short-term investments:
U.S. treasuries	6,044	92	—	6,136
Certificate of deposit	20,069	—	—	20,069
Federal agency	2,989	27	—	3,016
Corporate notes/bonds	21,518	725	—	22,243
Marketable equity securities	2,052	2,737	—	4,789

Total short-term investments	52,672	3,581	—	56,253

Long-term investments:
Auction rate securities	38,350	—	(4,108)	34,242
Commercial paper	615	—	—	615
Marketable equity securities	—	—	—	—

Total long-term investments	38,965	—	(4,108)	34,857

Total available-for-sale securities	$197,238	$3,581	$(4,108)	$196,711

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of December 28, 2008
Cash equivalents:
Commercial paper	$4,992	$—	$—	$4,992
Money market funds	176,556	—	—	176,556

Total cash equivalents	181,548	—	—	181,548

Short-term investments:
U.S. treasuries	5,998	177	—	6,175
Corporate notes/bonds	23,057	41	(121)	22,977
Marketable equity securities	1,188	2,703	—	3,891

Total short-term investments	30,243	2,921	(121)	33,043

Long-term investments:
Auction rate securities	34,890	—	—	34,890
Commercial paper	812	—	—	812
Marketable equity securities	1,187	—	(626)	561

Total long-term investments	36,889	—	(626)	36,263

Total available-for-sale securities	$248,680	$2,921	$(747)	$250,854

Currently, the available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments were due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of September 27, 2009 and December 28, 2008.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of September 27, 2009 and December 28, 2008.

As of September 27, 2009, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$125,670	$125,670
Maturing in one to three years	30,551	31,394
Maturing in more than three years	38,965	34,857

Total	$195,186	$191,921

Realized gains and losses from sales of available-for-sale, non-equity investments were immaterial for all periods presented.

Proceeds from sales or maturities of available-for-sale investments were $21.2 million and $308.9 million for the nine months ended September 27, 2009 and September 28, 2008, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Short-term investments:
Marketable equity securities	$3,790	$3,891
Long-term investments:
Marketable equity securities	999	561
Non-marketable equity securities	1,227	1,227

Total long-term investments	2,226	1,788

Total equity investments	$6,016	$5,679

Sale of Equity Investments:

We did not sell any equity investments during any of the fiscal periods presented.

Impairment of Investments

The following table summarizes the impairment loss recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Debt Securities:
Commercial paper	$—	$(141)	$(197)	$(253)
Auction rate securities	—	—	(1,393)	—
Corporate bonds	—	—	(141)	—
Equity securities:
Non-marketable equity securities	—	(532)	—	(4,646)
Marketable equity securities	—	—	—	(102)

Total impairment loss	$—	$(673)	$(1,731)	$(5,001)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We account for the deferred compensation plan in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” now referred to as ASC 710. In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of September 27, 2009 and December 28, 2008, the fair value of the assets was $24.2 million and $20.2 million, respectively, and the fair value of the liabilities were $23.6 million and $20.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$2,514	$(2,232)	$4,149	$(4,708)
Changes in fair value of liabilities recorded in:
Cost of revenues	(268)	644	(459)	1,567
Research and development expenses	(737)	742	(1,391)	1,806
Selling, general and administrative expenses	(1,671)	565	(2,750)	1,374

Total income (expense)	$(162)	$(281)	$(451)	$39

NOTE 9. STOCK-BASED COMPENSATION

Modification of Outstanding Employee Equity Awards

As discussed in Note 3, in fiscal 2008, the Board in conjunction with the Spin-Off, approved certain adjustments to our 1994 and 1999 Stock Plans (together, the “Plans”). Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to our Employee Stock Purchase Plan (the “ESPP”) to offset the decrease in our common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of our common stock and maximum number of shares participants may purchase under the ESPP.

In accordance with SFAS No. 123 (revised 2004) “Share-Based Payment,” now referred to as ASC 718, the modification of the outstanding employee equity awards and the ESPP resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $10.9 million was recognized in the third quarter of fiscal 2009 and the remaining $36.0 million will be recognized over the remaining vesting periods on an accelerated basis pursuant to FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” now referred to as ASC 260,

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the stock-based compensation expense, including the expense related to the modification discussed above, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Cost of revenues	$8,295	$13,757	$33,761	$21,937
Research and development	7,680	15,970	31,038	26,071
Selling, general and administrative	14,701	27,884	51,800	44,966

Total stock-based compensation expense	$30,676	$57,611	$116,599	$92,974

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $82.0 million for the nine months ended September 27, 2009 and $49.4 million for the nine months ended September 28, 2008. We did not recognize a benefit from stock option exercises in the nine months ended September 27, 2009 or September 28, 2008.

As of September 27, 2009 and December 28, 2008, stock-based compensation capitalized in inventories totaled $5.9 million and $11.0 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Stock options	$12,596	$43,304	$48,152	$55,194
Restricted stock units and restricted stock awards	16,235	11,449	59,618	31,406
ESPP	1,845	2,858	8,829	6,374

Total stock-based compensation expense	$30,676	$57,611	$116,599	$92,974

The following table summarizes the unrecognized stock-based compensation balance by type of award at September 27, 2009:

		Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$54,920	2.01
Restricted stock units and restricted stock awards	68,936	2.38
ESPP	3,167	0.43

Total unrecognized stock-based compensation balance	$127,023	2.17

Valuation Assumptions

We estimated the fair value of the stock options using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Expected life	2.4 – 7.1 years	2.9 – 8.1 years	2.4 – 7.4 years	0.5 – 9.9 years
Volatility	50.1% - 54.8%	43.4% - 49.9%	50.4% - 60.8%	43.5% - 50.5%
Risk-free interest rate	1.13% - 3.21%	2.45% - 3.68%	0.90% - 3.21%	2.00% - 3.89%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Incentive Program Related to Cypress’s Common Stock

As of September 27, 2009, approximately 14.4 million stock options or 7.7 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan, and no stock options were available for grant under the 1999 Stock Option Plan as the plan expired in March 2009.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per- share amount)
Options outstanding as of December 28, 2008	70,273	$4.43
Granted	5,252	$6.08
Exercised	(3,109)	$3.54
Forfeited or expired	(1,910)	$5.00

Options outstanding as of March 29, 2009	70,506	$4.57
Granted	193	$7.75
Exercised	(6,258)	$4.09
Forfeited or expired	(1,088)	$5.86

Options outstanding as of June 28, 2009	63,353	$4.61
Granted	575	$9.40
Exercised	(7,452)	$4.36
Forfeited or expired	(1,053)	$5.51

Options outstanding as of September 27, 2009	55,423	$4.68

Options exercisable as of September 27, 2009	33,695	$4.20

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per- share amounts)
Balance as of December 28, 2008	28,745	$5.78
Granted	501	$5.64
Vested	(2,929)	$5.88
Forfeited	(3,649)	$5.30

Balance as of March 29, 2009	22,668	$5.84
Granted	808	$7.86
Vested	(920)	$7.99
Forfeited	(801)	$6.30

Balance as of June 28, 2009	21,755	$5.81
Granted	418	$10.36
Vested	(2,475)	$10.47
Forfeited	(624)	$6.19

Balance as of September 27, 2009	19,074	$5.29

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance as of September 27, 2009 included approximately 10.9 million performance-based restricted stock units and restricted stock awards granted under the Amended 1994 Stock Plan. The awards were issued to certain senior-level employees and can be earned ratably, as milestones are set based upon the achievement of certain performance results of Cypress, over the next two to three years.

On March 12, 2009, the Compensation Committee (the “Committee”) approved the performance milestone achievements for 2008. The Committee, in its review of the performance achievements under 2008 PARS and other factors, exercised its discretion under our 1994 Stock Plan and adjusted the calculation methodology for certain performance milestones under the 2008 PARS. The adjusted methodology allowed us to calculate performance achievements based on financial operational results for the first three fiscal quarters of 2008 with respect to 75% of the participants targeted PARS, and the performance calculations for the remaining 25% targeted PARS to be based on financial and operations results of the fourth quarter of 2008. The targeted gross margins for the fourth fiscal quarter of 2008 were adjusted to account for product mix and under loading of our manufacturing facilities as we proactively took steps to manage down inventory in a rapidly declining market. In exercising its discretion, the Committee considered the sharp global economic downturn which hit heavily in the fourth quarter of 2008; a sharp downturn not foreseen in industry forecasts or the Cypress plan for 2008. The Committee also factored in the impact of the final separation of SunPower, a major project and point of discontinuity in the operations of the company, as part of the basis for the exercise of its discretion. As a result we recorded additional stock-based compensation of approximately $11.1 million in the first quarter of fiscal 2009.

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

On August 6, 2009, the Committee approved the performance milestones for the first half of 2009 which resulted in the release of 2.1 million shares of performance-based restricted stock units and restricted stock awards, prior to required tax payments. In addition on August 6, 2009, the Committee set three performance milestones required for the second half of fiscal 2009 for approximately 2.3 million of the outstanding performance-based awards currently set to be achieved by the end of the fourth fiscal quarter of 2009. These performance-based milestones include the achievement of certain performance results of our common stock appreciation target against the SOXX, certain levels of non-GAAP gross margin percentage and certain levels of non-GAAP operating income for the performance period. These milestones are adjusted for any non-planned, one-time and unusual transactions as designated by the Committee. These awards are earned upon the Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

The fair value of the shares with the market-condition milestone was determined using a Monte Carlo valuation methodology with the following weighted-average assumptions: volatility of our common stock of 43.5%; volatility of the SOXX of 40.4%; correlation coefficient of 0.71; and risk-free interest rate of 0.2%. The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees. As of September 2009 we updated our assessment of the likelihood that we would have to settle the outstanding lease payments and we determined that is was not probable. As a result we have not recorded any liability relating to outstanding lease payments.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of September 27, 2009, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	Outstanding Rental Payments		Outstanding Irrevocable Letters of Credit		Grace Options Granted to Cypress
Fiscal Year			At Inception	As of September 27, 2009	At Inception	As of September 27, 2009
			(In thousands)
2006	One	36 months	$8,255	$688	$6,392	$1,132	2,272
2007	Five	36 months	42,278	11,258	32,726	12,101	26,924
2008	One	36 months	10,372	5,186	7,918	4,907	11,684

			$60,905	$17,132	$47,036	$18,140	40,880

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Beginning balance	$3,505	$2,593	$3,341	$3,074
Settlements	(866)	(1,694)	(6,220)	(4,983)
Provisions	1,160	1,440	6,678	4,248

Ending balance	$3,799	$2,339	$3,799	$2,339

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Litigation and Asserted Claims

In connection with the DOJ’s investigation of the SRAM market (which the DOJ concluded in December 2008 and which did not result in any allegation or charge against the Company), in October 2006, we, along with a majority of the other SRAM manufacturers, were named in numerous consumer class action suits that have now been consolidated in the U.S. District Court for the Northern District of California. The cases variously allege claims under the Sherman Antitrust Act and various state antitrust laws. The lawsuits seek restitution, injunction and damages in an unspecified amount. The parties are engaged in the discovery and the class certification process. Trial is tentatively scheduled for January 2011. We were also named in purported consumer antitrust class action suits in three provinces of Canada. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters.

We, along with several other co-defendants, are party to trade secret misappropriation litigation filed by Silvaco Data Systems in the Santa Clara Superior Court in May 2004. On February 10, 2009, summary judgment was granted in our favor in this matter. Silvaco has appealed our victory as it has with the other co-defendants. As of the date of this filing, the parties are awaiting a hearing date from the Court of Appeals. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters.

On August 21, 2009, X-Point Technologies filed a single patent infringement case against Cypress and 29 other defendants in the U.S. District Court in Delaware. The patent at issue covers X-Point’s technology for data transfer between storage devices and network devices without the use of a CPU or memory. X-Point has made no specific demand for relief in this matter. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

We are currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on our own investigations, we believe the ultimate outcome of our current legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Contractual Obligations

As of September 27, 2009, our unrecognized tax benefits were $38.3 million, which were classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, this amount is not included in the table above.

NOTE 11. DEBT AND EQUITY TRANSACTIONS

1.00% Convertible Senior Notes (“1.00% Notes”)

On September 15, 2009, our entire remaining and outstanding 1.00% Notes of approximately $28 million in principal matured and were settled. Holders received cash for the principal amount of the 1.00% Notes and the entire premium. The final conversion price per 1.00% Notes as calculated under the Indenture, was $1,841.76 including principal and premium. Consistent with the terms of the Indenture, on September 15, 2009, we paid approximately $51.6 million for the principal amount of 1.00% Notes, premium and accrued and unpaid interest.

As of December 28, 2008, the carrying value of the 1.00% Notes was $27.0 million and the fair value was $28.0 million: The fair value of the 1.00% Notes was determined based on quoted market prices.

The 1.00% Notes had interest payable semiannually in arrears in cash on March 15 and September 15 of each year. The 1.00% Notes matured on September 15, 2009. The 1.00% Notes were initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value.

The 1.00% Notes were unsubordinated and unsecured senior obligations of Cypress, and ranked equal in right of payment with all of our other existing and future unsubordinated and unsecured obligations, ranked junior in right of payment to any of our secured obligations to the extent of the value of the collateral securing such obligations, and were subordinated in right of payment to all existing and future obligations of our subsidiaries.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Convertible Note Hedge and Warrants:

In connection with the issuance of the 1.00% Notes, we had a convertible note hedge transaction with respect to our common stock with the option counterparties (Credit Suisse International and Deutsche Bank AG) covering the same amount of common stock that was issuable upon conversion of the 1.00% Notes in order to reduce the potential dilution upon conversion of the 1.00% Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 1.00% Notes. In addition, we had entered into a warrant transaction in which we sold to the option counterparties warrants to acquire the same number of shares of our common stock underlying the 1.00% Notes. On September 15, 2009, the hedge matured and as a result we received $23.6 million from the counter parties. In addition, we repurchased and settled the outstanding warrants, issued on March 13, 2007, through a cash payment of approximately $20.3 million to the counter parties holding the warrants.

Line of Credit

In March 2009, we extended our line of credit with Silicon Valley Bank to March 2010 with a total available amount of $55.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of September 27, 2009) or LIBOR plus 2.5% (2.5% as of September 27, 2009). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of September 27, 2009, we were in compliance with all of the financial covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

In conjunction with certain guarantees, we issued irrevocable standby letters of credit in the aggregate amount of $47.0 million to secure payments under an equipment lease. As of September 27, 2009, the letters of credit have been reduced to $18.1 million. See “Lease Guarantees” under Note 10 for further discussion.

Stock Repurchase Program

During the first quarter of fiscal 2008, our Board approved an additional $300.0 million under the stock repurchase program, bringing the total amount that may be used for stock purchases to $600.0 million. During the first quarter of fiscal 2009, we used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82. No stock repurchases were made during the third quarter of fiscal 2009. As of September 27, 2009, the remaining balance available for future stock repurchases was $213.2 million under the stock repurchase program. Refer to Note 17 for additional information on stock repurchases.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income and loss were as follows:

	As of
	September 27, 2009	December 28, 2008
	(In thousands)
Accumulated net unrealized gains (losses) on available-for-sale investments	$(688)	$2,427
Accumulated net unrealized gain on derivatives	—	106

Total accumulated other comprehensive income (loss)	$(688)	$2,533

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Net income (loss)	$(19,656)	$137,981	$(153,276)	$130,144
Net unrealized gains (losses) on available-for-sale investments	548	20	(3,124)	(2,200)
Net unrealized gains on derivatives	—	(53)	(54)	(106)

Total comprehensive income (loss)	$(19,108)	$137,948	$(156,454)	$127,838

NOTE 13. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of September 27, 2009.

As of September 27, 2009 and December 28, 2008, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 27, 2009 and December 28, 2008, we had outstanding forward contracts with an aggregate notional value of $2.1 million and $1.4 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 14. INCOME TAXES

Our income tax expense was $0.2 million for the three months ended September 27, 2009 and income tax expense was $22.4 million for the three months ended September 28, 2008. Our income tax expense was $4.2 million for the nine months ended September 27, 2009 and income tax expense was $10.3 million for the nine months ended September 28, 2008. The tax provision for the third quarter and first nine months of fiscal 2009 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the third quarter and the first nine months of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. In addition, during the second quarter of fiscal 2008, we reached a resolution of the U.S. income tax examination for the tax years 2003 and 2004, which resulted in tax accruals (primarily alternative minimum tax) of $5.5 million. The tax provision for the first nine months of fiscal 2008 was partially offset by a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination, a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in additional tax benefits, and subsequent measurements of potential foreign taxes of $3.9 million accrued in prior years.

Unrecognized Tax Benefits

As of September 27, 2009 and December 28, 2008, the amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $36.5 million and $20.4 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by foreign taxing authorities; and

•	expiration of statue of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Management determined that an estimate of the range of reasonably possible change in the amounts of unrecognized tax benefits within the next 12 months cannot be made.

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of September 27, 2009 and December 28, 2008, accrued interest and penalties totaled $6.4 million and $4.4 million, respectively.

Tax Years and Examination

While years prior to 2005 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2005.

Spin-Off of SunPower

We have a tax sharing agreement with SunPower providing for each of the parties’ obligations concerning various tax liabilities. The tax sharing agreement is structured such that we with SunPower will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (as defined under applicable federal, state or foreign law) reduced by SunPower’s portion of such tax liability or benefit determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with us subject to adjustments as set forth in the tax sharing agreement.

SunPower ceased to be a member of our (1) consolidated group for federal income tax purposes and most state income tax purposes (in those states which require or allow the filing of a consolidated state income tax return based upon U.S. federal consolidation rules), as of June 6, 2006, and (2) remaining state combined group for state income tax purposes, as of September 29, 2008 (the date of the Spin-Off). To the extent that SunPower becomes entitled to utilize on its separate tax returns portions of those credit or loss carry forwards existing as of such dates, SunPower will pay us the tax effect, measured at 35% for federal income tax purposes, of the amount of such tax loss carry forwards so utilized, and the amount of any credit carry forwards so utilized. SunPower will pay these amounts us in cash or in SunPower’s shares, at SunPower’s option. As of September 27, 2009, SunPower has $44.0 million of federal net operating loss carry forwards and $5.0 million of federal and state tax credits subject to payment to us under the tax sharing agreement amounting to approximately $20.4 million. Accordingly, we have recorded a receivable from SunPower in the amount of $16.4 million of which $15.1 million was received on October 15, 2009 and we expect to receive the remaining $1.3 million over the next three months. This receivable is included in other current assets with a corresponding increase to additional paid in capital.

In connection with the Spin-Off (see Note 3), Cypress and SunPower entered into an amendment to the existing tax sharing agreement between the parties to address certain transactions that may affect the tax treatment of the Spin-Off and certain other matters. Under the amended tax sharing agreement, SunPower is required to provide notice to us of certain transactions that could give rise to SunPower’s indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Internal Revenue Code or similar provision of other applicable law to the Spin-Off as a result of one or more acquisitions (within the meaning of Section 355(e)) of SunPower’s stock after the Spin-Off.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands, except per-share amounts)
Net income (loss) basic and diluted:
Income (loss) from continuing operations	$(19,656)	$127,150	$(153,276)	$94,949
Income from discontinued operations, net of taxes	—	10,831	—	35,195

Net income (loss)	$(19,656)	$137,981	$(153,276)	$130,144

Weighted-average common shares	151,784	151,939	142,549	152,525
Weighted-average diluted shares	151,784	160,066	142,549	161,077
Net income (loss) per share—basic:
Continuing operations	$(0.13)	$0.84	$(1.08)	$0.62
Discontinued operations	—	0.07	—	0.23

Basic net income (loss) per share	$(0.13)	$0.91	$(1.08)	$0.85

Net income (loss) per share—diluted:
Continuing operations	$(0.13)	$0.79	$(1.08)	$0.59
Discontinued operations	—	0.07	—	0.22

Diluted net income (loss) per share	$(0.13)	$0.86	$(1.08)	$0.81

The following anti-dilutive securities were excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Stock options, restricted stock units and restricted stock awards	28,639	22,720	21,919	25,272
Convertible debt	1,922	—	641	—
Warrants	1,674	—	887	—

Convertible Debt:

The 1.00% Notes was convertible debt which requires us to settle the principal value of the debt in cash and any conversion premium in either cash or stock, at our election. In connection with the issuance of the 1.00% Notes, we had entered into a convertible note hedge transaction with respect to our common stock with the option counterparties covering the same amount of common stock that is issuable upon conversion of the 1.00% Notes in order to reduce the potential dilution in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 1.00% Notes. In addition, we had entered into a warrant transaction in which we sold to the option counterparties warrants to acquire the same number of shares of our common stock underlying the 1.00% Notes. We applied the treasury stock method in determining the dilutive impact of both the 1.00% Notes and the warrants. In accordance with SFAS No. 128, “Earnings per Share,” now referred to as ASC 260 the convertible note hedge is excluded from the diluted earnings per share computation as it is anti-dilutive.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Consumer and Computation Division	$78,789	$100,301	$193,117	$246,030
Data Communications Division	25,095	37,636	71,010	100,410
Memory and Imaging Division	71,706	84,107	203,951	247,610
Emerging Technologies	3,129	637	5,733	6,593

Total revenues	$178,719	$222,681	$473,811	$600,643

Income (Loss) from Continuing Operations before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Consumer and Computation Division	$5,850	$10,151	$(12,376)	$6,708
Data Communications Division	5,130	10,278	7,916	22,119
Memory and Imaging Division	14,923	10,797	11,157	32,093
Emerging Technologies and other	(5,889)	(5,629)	(18,655)	(16,020)
Unallocated items:
Amortization of intangibles and other acquisition-related costs	(834)	(963)	(2,987)	(4,280)
Restructuring charges	(7,335)	(7,872)	(14,469)	(12,242)
Stock-based compensation	(30,676)	(57,611)	(116,599)	(92,974)
Gain on divestiture	—	9,966	—	9,966
Gain on sale of SunPower stock	—	192,048	—	192,048
Impact of FSP APB 14-1, ASC 470	(301)	(9,928)	(1,090)	(26,135)
Impairment of investments	—	(673)	(1,731)	(5,001)
Other	(288)	(1,050)	(257)	(988)

Income (loss) before income taxes	$(19,420)	$149,514	$(149,091)	$105,294

Geographical Information:

The following table presents our revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
United States	$27,416	$34,377	$84,237	$128,091
Europe	19,656	33,551	60,406	89,964
Asia:
China	47,555	57,555	115,149	134,697
Hong Kong	18,892	21,820	50,574	46,587
Taiwan	16,587	26,982	43,514	59,602
Rest of World	48,613	48,396	119,931	141,702

Total revenues	$178,719	$222,681	$473,811	$600,643

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Customer Information

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. For the three and nine months ended September 27, 2009 and September 28, 2008, no one end customer accounted for more than 10% of our total revenues. For the three and nine months ended September 27, 2009 and September 28, 2008, one distributor, Avnet Inc. accounted for 15.0% and 14.2%, and 11.1% and 11.9%, respectively, of our total revenues.

NOTE 17. SUBSEQUENT EVENTS

On February 22, 2008, we issued a press release announcing that we had been authorized by the Board to add an additional $300 million to its authorized stock repurchase program, doubling the size of the program previously announced by Cypress in January 2007 to $600 million. Since February 2008, the Company has purchased approximately 43 million shares of its common stock at a cost of approximately $422 million. This total includes 3.7 million shares purchased at a cost of approximately $35.1 million since the end of the third quarter. In light of certain tax constraints placed on the Company in connection with the tax-free spin of SunPower, the Company has no current intentions of repurchasing additional stock under the existing program. Accordingly, on October 28, 2009, the Audit Committee of the Board voted to rescind the remaining $178 million available under the program for additional repurchases.

On October 28, 2009 the Audit Committee also approved a yield enhancement strategy intended to improve the yield on the Company’s available non-strategic cash. As part of this program, the Audit Committee authorized investments in structures which are correlated to Cypress stock price. In one such structure, we pay a fixed sum of cash upon execution of an agreement in exchange for the right to receive either a pre-determined amount of cash or Cypress stock depending on the closing market price of its common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of its common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield available today for short term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception.

On October 29, 2009, we entered into a short-term yield enhanced structured agreement totaling $31.9 million. Upon settlement of this agreement, we expect to receive $32.3 million in cash. However if upon settlement of the agreement our stock price is at or below the pre-determined price, we will receive 4 million shares of our common stock.

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

Our organization included the following business segments as of the end of the third quarter of fiscal 2009:

Business Segments	Description
Consumer and Computation Division	a product division focusing on PSoC, USB and timing solutions

Data Communications Division	a product division focusing on data communication devices for wireless handset and professional / personal video systems

Memory and Imaging Division	a product division focusing on static random access memories, nonvolatile memories and image sensor products

Emerging Technologies and other	includes Cypress Envirosystems, and AgigaTech, Inc., both majority-owned subsidiaries of Cypress, the ONS and China business units and certain foundry-related services and corporate expenses

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

See Note 3 of Notes to Condensed Consolidated Financial Statements for a detailed discussion of the Spin-Off. Unless otherwise indicated, this Quarterly Report on Form 10-Q includes discussion of our continuing operations.

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

Stock-Based Compensation:

The modification of the outstanding employee equity awards and the ESPP approved by the Board on August 1, 2008 resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $10.9 million was recognized in the third quarter of fiscal 2009 and $36.0 million will be recognized over the remaining vesting periods on an accelerated basis.

Manufacturing Strategy

Our core manufacturing strategy—”flexible manufacturing”—combines capacity from leading foundries with output from our internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008.

Revision of Prior Period Financial Statements

Certain prior year balances have been revised to conform to current year presentation, including the retrospective application of adopting FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”), now referred to as ASC 470. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. We have retrospectively applied this change in accounting to affected accounts for all periods presented. Refer to Note 2 for more information

During the third quarter of 2009, we identified historically immaterial errors related to the value of our raw material inventory balances located in the Philippines. We assessed the materiality of these errors on prior periods financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the errors were not material to any prior annual or interim periods but the cumulative error would be material to the three months ended September 27, 2009, if the entire correction was recorded in the current period. Accordingly, we have revised certain prior year balances for the three and nine months ended September 28, 2008 and as of December 28, 2008 to allow for the correct recording of these transactions in accordance with SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Consumer and Computation Division	$78,789	$100,301	$193,117	$246,030
Data Communications Division	25,095	37,636	71,010	100,410
Memory and Imaging Division	71,706	84,107	203,951	247,610
Emerging Technologies	3,129	637	5,733	6,593

Total revenues	$178,719	$222,681	$473,811	$600,643

Consumer and Computation Division:

Revenues from the Consumer and Computation Division decreased approximately $21.5 million in the third quarter of fiscal 2009, or approximately 21.4%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $11.6 million in sales of our USB products mainly due to the economic slowdown impacting demand in PC applications and consumer devices and increased competition in the consumer market. The decrease was also attributable to a decrease of $4.5 million in sales of our timing solutions business unit (“TSBU”) resulting from reduced demand from certain large consumer and personal computer customers. Despite the current challenging economic environment, our PSOC product families, including our touchscreen family, continued to gain new design wins, expand their customer base and increase market penetration in a variety of end-market applications.

Revenues from the Consumer and Computation Division decreased approximately $52.9 million in the first three quarters of fiscal 2009, or approximately 21.5%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of approximately $29.5 million in sales of our USB products mainly due to the economic slowdown impacting demand in PC applications and consumer devices and increased competition in the consumer market. The decrease was also attributable to a decrease of $14.9 million in sales of our TSBU resulting from reduced demand from certain large consumer and personal computer customers. Despite the current challenging economic environment, our PSOC product families, including our touchscreen family, continued to gain new design wins, expand their customer base and increase market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division decreased $12.5 million in the third quarter of fiscal 2009, or approximately 33.3%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of $9.9 million in sales of 1) our specialty memory products due to the continued slow down in demand in the base-station market and 2) our programmable logic devices primarily due to the decline in military shipments.

Revenues from the Data Communications Division decreased $29.4 million in the first three quarters of fiscal 2009, or approximately 29.3%, compared to the same prior-year period. The decrease was primarily attributable to a decrease of $18.1 million in sales related to certain end of life programmable logic device products, primarily due to the decline in military shipments and our specialty memory products due to a continued decline in end consumer demand.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division decreased $12.4 million in the third quarter of fiscal 2009, or approximately 14.7%, compared to the same prior-year period. The decrease was primarily attributable to the economic slowdown impacting us by reducing sales by $9.2 million of our SRAM products in networking, consumer and communications applications.

Revenues from the Memory and Imaging Division decreased $43.7 million in the first three quarters of fiscal 2009, or approximately 17.6%, compared to the same prior-year period. The decrease was primarily attributable to the economic slowdown impacting us by reducing sales by $39.2 million of our SRAM products in networking, consumer and communications applications.

Emerging Technologies:

Revenues from Emerging Technologies increased $2.5 million in the third quarter of fiscal 2009, or compared to the third quarter of fiscal 2008. The increased in revenues was primarily attributable to an increase in demand.

Revenues from Emerging Technologies decreased $0.9 million in the first three quarters of fiscal 2009, compared to the same period of fiscal 2008. The decrease in revenues was primarily attributable to a decrease of $4.5 million in sales related to Silicon Light Machines which we divested in fiscal 2008 which was offset by an increase in demand for certain of our other products.

Cost of Revenues/Gross Margins

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cost of revenues	$94,184	$124,165	$298,150	$321,684
Gross margin	47.3%	44.2%	37.1%	46.4%

Gross margin percentage increased from 44.2% in the third quarter of fiscal 2008 to 47.3% in the third quarter of fiscal 2009. The gross margin increase is primarily due to a higher stock compensation of $5.5 million in the third quarter of fiscal 2008 compared to the third quarter of 2009. Gross margin percentage decreased from 46.4% in the first three quarters of fiscal 2008 to 37.1% in the first three quarters of fiscal 2009. The gross margin percentage decrease was primarily due to the stock-based compensation expense allocated to cost of revenue which increased by $11.8 million during the first three quarters of fiscal 2009. This increase in stock-based compensation was mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. Additionally, the gross margin percentage was also unfavorably impacted by inventory write-downs, under absorbed costs and reduced revenue in 2009.

Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
R&D expenses	$43,162	$54,395	$141,504	$143,937
As a percentage of revenues	24.2%	24.4%	29.9%	24.0%

R&D expenditures decreased $11.2 million in the third quarter of fiscal 2009 compared to same prior-year period. The decrease was primarily attributable to a decrease of $8.3 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off. In addition, the decrease was also due to the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/9 Restructuring Plan.

R&D expenditures decreased $2.4 million in the first three quarters of fiscal 2009 compared to same prior-year period. The decrease was primarily attributable to the reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/9 Restructuring Plan. This decrease was partially offset by an increase of $5.0 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
SG&A expenses	$55,116	$79,495	$168,900	$197,774
As a percentage of revenues	30.8%	35.7%	35.6%	32.9%

SG&A expenses decreased $24.4 million in the third quarter of fiscal 2009 compared to the same prior-year period. The decrease was primarily attributable to a reduction of $13.2 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off coupled with a decrease in employee related labor and other costs associated with the implementation of our Fiscal 2008/2009 Restructuring Plan as well as other cost reduction efforts.

SG&A expenses decreased $28.9 million in the first three quarters of fiscal 2009 compared to the same prior-year period. The decrease was primarily attributable to the non-achievement of certain bonus programs in several quarters of 2009 in addition to the reduction in employee related labor costs and other costs associated with the implementation of our Fiscal 2008/2009 Restructuring Plan as well as other cost reduction efforts. The decrease was offset by an increase of $6.8 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards approved by the Board in connection with the Spin-Off.

Amortization of Acquisition-Related Intangible Assets

For the three months ended September 27, 2009, amortization decreased approximately $0.1 million as compared to the corresponding fiscal 2008 period. The decrease in amortization was primarily due to certain intangible assets that had been fully amortized during fiscal 2008 offset by the increase in intangibles acquired as part of the Simtek acquisition.

Restructuring

We recorded restructuring charges of $14.5 million and $12.2 million during the nine months ended September 27, 2009 and September 28, 2008, respectively. The amount recorded during the three months ended September 27, 2009 included a provision of $6.4 million for the Fiscal 2008/9 Restructuring Plan and $1.0 million for the Fiscal 2007 Restructuring Plan. During the nine months ended September 27, 2009 the savings from our actions taken to date was approximately $14.6 million. Upon completion of all of our actions we anticipate our savings in fiscal year 2010 to be approximately $13.6 million per quarter. We estimate the savings will proportionately impact sales general and administrative expense by 25%, cost of goods sold by 41% and research and development expense by 32% although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan:

The charges in 2009 relate to a restructuring plan which was initiated during the third quarter of fiscal 2008 and was part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”). We recorded a total of $26.2 million under the Fiscal 2008/9 Restructuring Plan, of which $22.6 million was related to personnel costs and $3.6 million was related to other exit costs. The determination of when we accrue for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS No. 146 or under an on-going benefit arrangement as described by SFAS No. 112. Restructuring activities related to personnel cost, are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$7,374
Provision	7,741
Non-cash forgiveness of employee loans	(73)
Cash payments	(3,214)

Balance as of March 29, 2009	11,828
Provision	327
Cash payments	(6,311)

Balance as of June 28, 2009	5,844
Provision	2,954
Cash payments	(4,233)

Balance as of September 27, 2009	$4,565

Upon completion of our restructuring activities we expect to eliminate approximately 967 positions of which approximately 619 positions are manufacturing related and 348 are corporate and other related positions.

As of September 27, 2009, 862 of the employees to be terminated in these restructurings have been terminated and the majority of the remaining 105 employee terminations are expected to be completed by the second quarter 2010.

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

To date, we recorded total restructuring charges of $10.5 million related to the Fiscal 2007 Restructuring Plan. We recorded $9.9 million of expense in fiscal 2008 and $0.6 million of expense in fiscal 2007. We also recorded a $1.3 million credit in fiscal 2009 which relates to the $2.4 million net gain on the sale of equipment located at our Texas facility partially offset by the $0.5 million workforce reserve. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.5 million was related to property, plant and equipment and other exit costs.

Personnel Costs:

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of December 28, 2008	$2,721
Additional provision	518
Cash payments	(2,476)

Balance as of March 29, 2009	763
Additional provision	60
Cash payments	(629)

Balance as of June 28, 2009	194
Additional provision	49
Cash payments	(243)

Balance as of September 27, 2009	$—

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

The following table summarizes the net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet as of September 27, 2009:

	September 27, 2009	December 28, 2008
	(In thousands)
Land	$994	$994
Equipment	373	1,112
Buildings and leasehold improvements	6,430	6,430

Total property, plant and equipment, net	$7,797	$8,536

We expect to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Interest Income

Interest income decreased $18.6 million in the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008. The decrease was primarily driven by lower average interest rates as we shifted our portfolio to more liquid and safe investments such as U.S. treasuries, coupled with lower average cash and investment balances.

Interest Expense

Interest expense was $1.3 million in the first three quarters of fiscal 2009 compared to $30.6 million in the first three quarters of fiscal 2008. The decrease was primarily attributable to the conversion element of the outstanding 1.00% Notes which resulted in the recording of $26.1 million non-cash interest expense in the first three quarters of fiscal 2008.

Other Income (Expense), Net

The following table summarizes the components of other expense, net:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Impairment of investments	$—	$(673)	$(1,731)	$(5,001)
Foreign currency exchange gain (loss), net	(143)	(79)	177	2,299
Changes in fair value of investment under the employee deferred compensation pan	2,514	(2,232)	4,149	(4,708)
Other	(29)	671	196	343

Total other income (expense), net	$2,342	$(2,313)	$2,791	$(7,067)

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

We account for the deferred compensation plan in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, now referred to as ASC 710, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF Issue No. 97-14, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands)
Changes in fair value of assets recorded in:
Other expense, net	$2,514	$(2,232)	$4,149	$(4,708)
Changes in fair value of liabilities recorded in:
Cost of revenues	(268)	644	(459)	1,567
Research and development expenses	(737)	742	(1,391)	1,806
Selling, general and administrative expenses	(1,671)	566	(2,750)	1,374

Total income (expense)	$(162)	$(280)	$(451)	$39

Income Taxes

Our income tax expense was $0.2 million for the three months ended September 27, 2009 and income tax expense was $22.4 million for the three months ended September 28, 2008. Our income tax expense was $4.2 million for the nine months ended September 27, 2009 and income tax expense was $10.3 million for the nine months ended September 28, 2008. The tax provision for the third quarter and the first nine months of fiscal 2008 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the amortization of a deferred tax liability associated with purchased intangible assets. In addition, during the second quarter of fiscal 2008, we reached a resolution of the U.S. income tax examination for the tax years 2003 and 2004, which resulted in tax accruals (primarily alternative minimum tax) of $5.5 million. The tax provision for the first nine months of fiscal 2008 was partially offset by a release of previously accrued taxes and interest of $7.3 million due to the resolution of the U.S. income tax examination, a change in an estimate of potential withholding tax liability in a foreign jurisdiction including accrued interest, which resulted in the recognition of $14.1 million in additional tax benefits, and subsequent measurements of potential foreign taxes of $3.9 million accrued in prior years.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments, working capital and debt:

	As of
(In thousands)	September 27, 2009	December 28, 2008
Cash, cash equivalents and short-term investments	$246,368	$237,792
Working capital	$267,045	$241,370
Convertible debt—short-term	$—	$27,023

Key Components of Cash Flows

	Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008
Net cash provided by operating activities of continuing operations	$14,028	$61,261
Net cash provided by (used in) investing activities of continuing operations	$(37,702)	$294,737
Net cash provided by (used in) financing activities of continuing operations	$10,039	$(913,675)

During the nine months ended September 27, 2009, net cash provided by operating activities was $14.0 million compared to net cash provided by operating activities of $61.3 million for the nine months ended September 28, 2008. Operating cash flows for the nine months ended September 27, 2009 were primarily driven by a net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, non-cash interest expense, restructuring charges and a net decrease in operating assets and liabilities. The decrease in accounts receivable was primarily driven by lower revenues. The decrease in inventories was primarily attributable to decreased demand requirements. The decrease in accounts payable and other liabilities was primarily driven by a decrease in sales which impacted our overall business activity.

During the nine months ended September 27, 2009, net cash used in investing activities was $37.7 million compared to net cash provided by investing activities of $294.7 million for the nine months ended September 28, 2008. For the nine months ended September 27, 2009, our investing activities primarily included: cash outflows for $18.3 million of property and equipment expenditures and $23.0 million from purchases of our investments, net of sales. For the nine months ended September 28, 2008, our investing activities primarily included $34.1 million of property and equipment expenditures. These cash outflows were offset by cash proceeds of $137.5 million from sales or maturities of our investments, net of purchases.

During the nine months ended September 27, 2009, net cash provided by financing activities was $10.0 million compared to net cash used by financing activities of $913.7 million for the nine months ended September 28, 2008. For the nine months ended September 27, 2009 we used $51.6 million to redeem our convertible subordinated debt and $11.2 million to repurchase our common shares, offset by net proceeds of $69.5 million from the issuance of common shares under our employee stock plans. For the nine months ended September 28, 2008, we used $701.9 million to redeem our convertible subordinated notes and $277.1 million in cash to repurchase our common shares, partially offset by net cash proceeds of $44.7 million from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Auction Rate Securities:

As of September 27, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $34.2 million as long-term investments as of September 27, 2009.

During fiscal 2009, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows.

Based on the discounted cash flows, we estimated that the auction rate securities would be valued at approximately 89% of their stated par value as of September 27, 2009 and the auction rate securities are stated at that value.

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

During fiscal 2008, Cypress used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. Prior to the spin-off of SunPower, Cypress used $277.1 million in cash to repurchase approximately 12.6 million shares at an average share price of $21.95 and post spin off Cypress used $98.5 million in cash to repurchase approximately 24.5 million shares at an average share price of $4.03. During the first quarter of fiscal 2009, Cypress used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82. No shares were repurchased during the third quarter of 2009.

As of September 27, 2009, the remaining balance available for future stock repurchases was $213.2 million under the stock repurchase program.

Due to certain spin-related tax limitations, management does not anticipate repurchasing more than 3.7 million shares for the next quarter. Refer to Note 17 for additional information on stock repurchases.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of September 27, 2009, non-cancelable purchase obligations totaled approximately $96.5 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of September 27, 2009, in addition to $191.1 million in cash and cash equivalents, we had $55.3 million invested in short-term investments for a total cash and short-term investment position of $246.4 million that is available for use in current operations. In addition, we had $34.9 million of long-term investments primarily consisting of illiquid auction rate securities.

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

Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. Under the guarantees, we have agreed to unconditional guarantees to the financing company of the rental payments payable by Grace for the leased equipment under the master lease agreement. If Grace fails to pay any of the quarterly rental payments, we will be obligated to pay such outstanding amounts within 10 days of a written demand from the financing company. If we fail to pay such amount, interest will accrue at a rate of 9% per annum on any unpaid amounts. To date, we have not been required to make any payments under these guarantees. As of September 2009 we updated our assessment of the likelihood that we would have to settle the outstanding lease payments and we determined that is was not probable. As a result we have not recorded any liability relating to outstanding lease payments.

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

In connection with the guarantees, we were granted options to purchase ordinary shares of Grace. As of September 27, 2009, we determined that the fair value of the guarantees and the options was not material to our consolidated financial statements.

The following table summarizes the terms and status of the guarantees:

	Number of Guarantees	Lease Term of Equipment Under Each Guarantee	Outstanding Rental Payments		Outstanding Irrevocable Letters of Credit		Grace Options Granted to Cypress
Fiscal Year			At Inception	As of September 27, 2009	At Inception	As of September 27, 2009
			(In thousands)
2006	One	36 months	$8,255	$688	$6,392	$1,132	2,272
2007	Five	36 months	42,278	11,258	32,726	12,101	26,924
2008	One	36 months	10,372	5,186	7,918	4,907	11,684

			$60,905	$17,132	$47,036	$18,140	40,880

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Excluding auction rate securities, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds, commercial paper, certificates of deposit and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction Rate Securities

As of September 27, 2009, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of September 27, 2009, all auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies except for 5% of the student loan auction rate securities which were downgraded from AAA to Baa3 in the first fiscal quarter of 2009. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

As of September 27, 2009, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, our auction rate securities totaling $34.2 million are classified as long-term investments as of September 27, 2009.

We performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used for the third quarter of fiscal 2009 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 2.5%—5.3%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 89% of their stated par value as of September 27, 2009. The following table summarizes certain information related to our auction rate securities as of September 27, 2009:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$34,242	$37,666	$30,818

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of September 27, 2009:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$4,789	$5,268	$4,310

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of September 27, 2009, the carrying value of our investments in privately held companies was $1.2 million.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three month period ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 28, 2008, and as updated in our Periodic Report on Form 10-Q for the quarter ended March 29, 2009 and June 28, 2009.

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

During fiscal 2008, Cypress used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. Prior to the spin-off of SunPower, Cypress used $277.1 million in cash to repurchase approximately 12.6 million shares at an average share price of $21.95 and post spin off Cypress used $98.5 million in cash to repurchase approximately 24.5 million shares at an average share price of $4.03. During the first quarter of fiscal 2009, Cypress used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82. During the third quarter of fiscal 2009 we did not repurchase any shares.

As of September 27, 2009, the remaining balance available for future stock repurchases was $213.2 million under the stock repurchase program. See Note 17 of Item 1 for additional information on stock repurchases.

The following table sets forth information with respect to repurchases of our common stock made during fiscal 2009:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
December 29, 2008—January 25, 2009	—	$—	—	$—
January 26, 2009—February 22, 2009	1,416	$4.59	1,416	$217,900
February 23, 2009—March 29, 2009	—	$—	—	$—

As of March 29, 2009	1,416	$4.59	1,416	$—
March 30, 2009—April 26, 2009	—	$—		$—
April 27, 2009—May 24, 2009	500	$6.74	500	$214,525
May 25, 2009—June 28, 2009	185	$6.98	185	$213,234

As of June 28, 2009	2,101	$5.32	2,101
June 29, 2009—July 26, 2009	—	$—	—	$—
July 27, 2009—August 23, 2009	—	$—	—	$—
August 24, 2009—September 27, 2009	—	$—	—	$—

As of September 27, 2009	2,101	$5.32	2,101

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On November 4, 2009, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the third quarter of fiscal 2009. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”), the Performance Profit Sharing Plan (the “PPSP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our earnings per share as well as individual strategic, operational and financial goals established for each executive, and the performance measures under the PPSP include our earnings per share and the individual’s percentage of success in achieving certain quarterly goals. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009) under the KEBP, the PPSP and the PBP in the third quarter of fiscal 2009:

Named Executive Officers	KEBP	PPSP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$6,769	$170,587
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$48,166	$4,181	—
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	$40,868	$3,547	—
Paul Keswick, Executive Vice President, New Product Development	$42,194	$3,663	—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$37,112	$3,222	—

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP and PPSP, totaling $202,549 and $17,582, respectively, to six other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 6, 2009	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.