Form 10-Q
period 2010-04-04
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2010-05-13
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

The total number of outstanding shares of the registrant’s common stock as of April 30, 2010 was 163,946,282.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our programmability strategy; the markets we intend to pursue; our increased reliance on third party manufacturing; the number and impact of future personnel terminations and the expenses related thereto; our expectations, including the timing, related to our restructuring activities which includes the closure of our Texas manufacturing facility; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure, the assumptions and calculations of our unrecognized tax benefits, including events that could occur that could cause a material change to such tax benefits, our expected tax rate on foreign earnings, our expectations regarding our pending tax audits, the adequacy of our cash and working capital positions; our expected return on our yield-enhancement program and the risks related to such an investment, our intended use of our line of credit; the value and liquidity of our investments, including auction rate securities and our other debt investments, our expectations regarding our outstanding warranty liability, our plans to repurchase stock under our existing program, our plans to propose a new stock repurchase program in the future, the volatility of our stock price, the impact of the credit crisis on consumers and the likelihood that we will need to settle the outstanding Grace lease payments. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our ability to maintain the tax-free nature of the SunPower spin-off; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 4, 2010	January 3, 2010
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$217,041	$243,558
Short-term investments	79,786	56,084
Accounts receivable, net	109,614	86,959
Inventories, net	84,342	91,198
Other current assets	40,216	40,906

Total current assets	530,999	518,705
Property, plant and equipment, net	273,691	272,620
Goodwill	31,836	31,836
Intangible assets, net	15,606	15,132
Other long-term assets	76,907	74,215

Total assets	$929,039	$912,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,128	$61,712
Accrued compensation and employee benefits	40,221	37,756
Deferred revenues less cost of revenues	86,053	75,881
Income taxes payable	7,637	7,090
Other current liabilities	54,114	56,623

Total current liabilities	242,153	239,062
Deferred income taxes and other tax liabilities	40,340	39,272
Other long-term liabilities	3,782	3,790

Total liabilities	286,275	282,124

Commitments and contingencies (Note 10)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 241,520 and 235,409 shares issued; 161,764 and 159,382 shares outstanding at April 4, 2010 and January 3, 2010, respectively	2,415	2,354
Additional paid-in-capital	2,290,833	2,247,716
Accumulated other comprehensive loss	(1,155)	(723)
Accumulated deficit	(557,070)	(569,744)

	1,735,023	1,679,603
Less: shares of common stock held in treasury, at cost; 79,755 and 76,027 shares at April 4, 2010 and January 3, 2010, respectively	(1,090,893)	(1,048,016)

Total Cypress stockholders’ equity	644,130	631,587
Noncontrolling interest	(1,366)	(1,203)

Total equity	642,764	630,384

Total liabilities and equity	$929,039	$912,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands, except per-share amounts)
Revenues	$202,271	$139,309
Costs and expenses:
Cost of revenues	95,784	105,294
Research and development	40,049	50,146
Selling, general and administrative	51,281	60,715
Amortization of acquisition-related intangibles	776	1,319
Restructuring costs	327	6,046

Total costs and expenses, net	188,217	223,520
Operating income (loss)	14,054	(84,211)
Interest and other income (expense), net	730	(1,499)

Income (loss) before income taxes	14,784	(85,710)
Income tax provision	(2,110)	(2,625)

Income (loss), net of taxes	12,674	(88,335)
Noncontrolling interest, net of taxes	(163)	(207)

Net income (loss)	12,511	(88,542)
Less: net loss attributable to noncontrolling interest	163	207

Net income (loss) attributable to Cypress	$12,674	$(88,335)

Net income (loss) per share attributable to Cypress:
Basic	$0.08	$(0.66)
Diluted	$0.07	$(0.66)
Shares used in net income (loss) per share calculation:
Basic	158,931	134,757
Diluted	190,892	134,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,511	$(88,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,673	15,151
Stock-based compensation expense	21,574	48,244
Interest and other non-cash expense related to convertible debt	—	398
Impairment of investments	—	1,730
Restructuring charges	327	6,046
Loss on sale or retirement of property and equipment, net	4	329
Deferred income taxes	1,070	2,174
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(22,655)	19,840
Inventories	6,264	18,957
Other assets	(31)	3,739
Accounts payable and other accrued liabilities	(3,786)	(25,530)
Deferred revenues less cost of revenues	10,172	(18,340)

Net cash provided by (used in) operating activities	38,123	(15,804)

Cash flows from investing activities:
Purchases of available-for-sale investments	(25,910)	(84)
Proceeds from sales or maturities of available-for-sale investments	2,411	17,770
Net contributions (distributions) of deferred compensation plan	(386)	573
Acquisition of property and equipment	(17,872)	(6,548)
Proceeds from sales of property and equipment	—	3,510
Cash paid for other investments	(2,000)	—

Net cash provided by (used in) investing activities	(43,757)	15,221

Cash flows from financing activities:
Repurchase of common shares	—	(6,506)
Withholding of common shares for tax obligations on vested restricted shares	(8,713)	(5,232)
Proceeds from issuance of common shares under employee stock plans	19,786	17,963
Yield enhancement structured agreements settled in cash, net	2,208	—
Yield enhancement structured agreements settled in stock	(34,164)	—

Net cash provided by (used in) financing activities	(20,883)	6,225

Net increase (decrease) in cash and cash equivalents	(26,517)	5,642
Cash and cash equivalents, beginning of period	243,558	204,749

Cash and cash equivalents, end of period	$217,041	$210,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis and we end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2010 has 52 weeks and fiscal 2009 had 53 weeks. The first quarter of fiscal 2010 ended on April 4, 2010 and the first quarter of fiscal 2009 ended on March 29, 2009.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated results of operations for the three months ended April 4, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Adopted and Recently Issued Accounting Standards

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Except for the presentation and disclosure requirements required by this guidance, there was no impact on our condensed consolidated financial statements.

NOTE 2. IMPACT OF ADOPTION OF ACCOUNTING GUIDANCE ON CONVERTIBLE DEBT

Effective January 1, 2009, we adopted new accounting guidance, which applies to certain convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under the guidance, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (“1.25% Notes” were issued in 2003 which we redeemed in February 2007), had an equity component that could be settled in cash or equity, both debt instruments qualified for this treatment.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 1.00% Notes was estimated to be 6.15% and for our 1.25% Notes it was estimated to be 6.20%. For the 1.00% Notes, this resulted in $70.6 million of the $600 million aggregate principal amount of debentures issued being attributable to equity. For the 1.25% Notes this resulted in $126.0 million of the $600 million aggregate principal amount of debentures issued being attributable to equity.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The cumulative effect as of December 29, 2008 (the first day of fiscal 2009) of the change in accounting principle was a decrease to convertible debt of approximately $1.0 million for the discount on the 1.00% Notes, a decrease to additional paid-in capital of approximately $43.4 million, a decrease to accumulated deficit of approximately $44.5 million and an increase to debt issuance cost of approximately $0.1 million. As a result of the change in the accounting principle, the cumulative effect of the higher interest cost from both our 1.00% and 1.25% Notes is being offset by the losses on our extinguishment of debt which are now being recorded to equity. Our adoption resulted in higher interest and other expense of $0.4 million for the first quarter of fiscal 2009. As of September 27, 2009, all of the debt had matured or been redeemed and the debt discount was fully amortized. The tax effect of our adoption was immaterial to our condensed consolidated financial statements.

NOTE 3. SUNPOWER

Spin-Off of SunPower

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

See Note 9 for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off and Note 14 for a discussion of the amended tax sharing agreement between SunPower and us as a result of the Spin-Off.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at April 4, 2010 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at January 3, 2010. CCD is the only reportable business segment with goodwill.

Intangible Assets

The following tables present details of our intangible assets:

As of April 4, 2010	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(89,446)	$10,688
Patents, trade names, customer relationships and backlog	22,009	(21,995)	14
Other	4,297	(4,228)	69

Total acquisition-related intangible assets	126,440	(115,669)	10,771
Non-acquisition related intangible assets	10,398	(5,563)	4,835

Total intangible assets	$136,838	$(121,232)	$15,606

As of January 3, 2010	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(88,766)	$11,368
Patents, trade name, customer relationships and backlog	22,009	(21,937)	72
Other	4,297	(4,190)	107

Total acquisition-related intangible assets	126,440	(114,893)	11,547
Non-acquisition related intangible assets	8,713	(5,128)	3,585

Total intangible assets	$135,153	$(120,021)	$15,132

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 4, 2010, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2010 (remaining nine months)	$3,510
2011	4,386
2012	4,005
2013	3,233
2014 and thereafter	472

Total future amortization expense	$15,606

NOTE 5. RESTRUCTURING

We recorded restructuring charges of $0.3 million and $6.0 million during the three months ended April 4, 2010 and March 29, 2009, respectively.

Fiscal 2008/9 Restructuring Plan

During the third quarter of fiscal 2008, we initiated a restructuring plan, as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn, which continued into 2009 (“Fiscal 2008/9 Restructuring Plan”). The determination of when we accrue for severance and benefits costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 3, 2010	$3,267
Provision	191
Non-cash	(239)
Cash payments	(754)

Balance as of April 4, 2010	$2,465

For the Fiscal 2008/9 Restructuring Plan, we expect to eliminate approximately 835 positions and have recorded a total provision of $23.3 million related to severance and benefits. As of April 4, 2010, approximately 76 of these employees remained with us and the majority of these remaining employee terminations are to be completed by the end of fiscal 2010.

Fiscal 2007 Restructuring Plan

During fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility.

Through April 4, 2010, we recorded total restructuring charges of $10.8 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.8 million was related to property, plant and equipment and other exit costs.

We completed the termination of the remaining employees in the first quarter of fiscal 2009. All balances related to benefits were paid by the third quarter of fiscal 2009.

Assets Held For Sale:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $7.7 million as of April 4, 2010 and January 3, 2010. We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market we were unable to secure a buyer for the Texas facility. In response, we have revised the asking price for the property and expect to sell the facility in fiscal 2010.

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Accounts receivable, gross	$115,116	$91,468
Allowance for doubtful accounts receivable and sales returns	(5,502)	(4,509)

Total accounts receivable, net	$109,614	$86,959

Inventories, Net

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Raw materials	$10,344	$11,551
Work-in-process	52,387	56,947
Finished goods	21,611	22,700

Total inventories, net	$84,342	$91,198

Other Current Assets

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Prepaid expenses	$21,609	$22,753
Receivable from SunPower (see Note 14)	1,088	2,255
Assets held for sale (see Note 5)	7,690	7,690
Other current assets	9,829	8,208

Total other current assets	$40,216	$40,906

Other Long-Term Assets

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Employee deferred compensation plan	$26,113	$25,664
Investments:
Debt securities	32,689	33,356
Equity securities	3,436	1,425
Other assets	14,669	13,770

Total other long-term assets	$76,907	$74,215

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Liabilities

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Employee deferred compensation plan	$25,430	$25,071
Accrued sales representative commissions	1,411	1,134
Restructuring accrual	2,822	3,740
Other current liabilities	24,451	26,678

Total other current liabilities	$54,114	$56,623

Deferred Income Taxes and Other Tax Liabilities

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Deferred income taxes	$28	$(42)
Non-current tax liabilities	40,312	39,314

Total deferred income taxes and other tax liabilities	$40,340	$39,272

NOTE 7. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$—	$615	$615
Money market funds	46,599	—	—	46,599
U.S. treasuries	6,073	—	—	6,073
Corporate notes/bonds	—	26,848	—	26,848
Federal agency	—	3,015	—	3,015
Auction rate securities	—	—	32,074	32,074
Marketable equity securities	4,886	—	—	4,886
Employee deferred compensation plan:
Cash and cash equivalents	2,525	—	—	2,525
Money market	790	—	—	790
Mutual funds	17,159	—	—	17,159
Fixed income	1,843	—	—	1,843
Equity securities	3,796	—	—	3,796

Total financial assets	$83,671	$29,863	$32,689	$146,223

Financial Liabilities
Employee deferred compensation plan	$25,430	$—	$—	$25,430

Total financial liabilities	$25,430	$—	$—	$25,430

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$—	$615	$615
Money market funds	122,111	—	—	122,111
U.S. treasuries	6,070	—	—	6,070
Corporate notes/bonds	—	20,896	—	20,896
Federal agency	—	5,012	—	5,012
Auction rate securities	—	—	32,740	32,740
Marketable equity securities	5,053	—	—	5,053
Employee deferred compensation plan:
Cash and cash equivalents	1,960	—	—	1,960
Money market	2,227	—	—	2,227
Mutual funds	15,416	—	—	15,416
Fixed income	1,941	—	—	1,941
Equity securities	4,120	—	—	4,120
Derivative instruments:
Foreign currency forward contracts	—	8	—	8

Total financial assets	$158,898	$25,916	$33,355	$218,169

Financial Liabilities
Employee deferred compensation plan	$25,071	$—	$—	$25,071

Total financial liabilities	$25,071	$—	$—	$25,071

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

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of April 4, 2010, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 4, 2010, 95% of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and approximately 5% of the student loan auction rate securities held by us have been downgraded from AAA or Aaa to Baa3. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at April 4, 2010 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 2.18% – 5.94%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 89% of their stated par value as of April 4, 2010, representing a decline in value of approximately $4.0 million.

Commercial Paper:

As of April 4, 2010, we have classified one commercial paper investment totaling $0.6 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was partially impaired as the issuer was unable to raise sufficient funding to cover maturing obligations. Accordingly, we have determined that the security had suffered other-than-temporary impairment and recorded a $0.2 million charge. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund.

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis as of April 4, 2010:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of January 3, 2010	$32,740	$615	$33,355
Unrealized loss recorded in “Other comprehensive income (loss)”	(266)	—	(266)
Amount settled at par	(400)	—	(400)

Balance as of April 4, 2010	$32,074	$615	$32,689

Available-For-Sale Securities

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

	Level 1	Level 2	Level 3	Total as of April 4, 2010	Impairment Loss Recorded in “Interest and Other Income (Expense), Net”
					Three Months Ended April 4, 2010	Three Months Ended March 29, 2009
	(In thousands)
Non-marketable equity securities	$—	$—	$2,400	$2,400	$—	$—

We measure our equity investments in privately held companies at fair value on a non-recurring basis. The balance of the investments was $2.4 million as of April 4, 2010. These investments are measured at fair value when they are deemed to be other-than-temporarily impaired. We measured the fair value of such investments using a combination of the income approach and the market approach. The income approach included a discounted cash flow analysis, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, capital spending and other costs, as well as a discount rate calculated based on the risk profile of the investees. The market approach included using financial metrics and ratios of comparable public companies. All of our impaired non-marketable equity investments were classified as Level 3 instruments, as we use unobservable inputs to value these investments and the valuation requires significant management judgment. The valuation of our non-marketable equity investments also takes into account the movements of the equity and venture capital markets, recent financing activities by the investees, changes in the interest rate environment, the investees’ capital structure, liquidation preferences for the investees’ capital, and other economic variables.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of April 4, 2010
Cash equivalents:
Money market funds	$46,599	$—	$—	$46,599

Total cash equivalents	46,599	—	—	46,599

Short-term investments:
Certificate of deposit	40,000	—	—	40,000
U.S. treasuries	6,053	20	—	6,073
Corporate notes/bonds	26,737	118	(7)	26,848
Marketable equity securities	1,053	2,797	—	3,850
Federal agency	2,996	19	—	3,015

Total short-term investments	76,839	2,954	(7)	79,786

Long-term investments:
Auction rate securities	36,050	—	(3,976)	32,074
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(151)	1,036

Total long-term investments	37,852	—	(4,127)	33,725

Total available-for-sale securities and other investments	$161,290	$2,954	$(4,134)	$160,110

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of January 3, 2010
Cash equivalents:
Money market funds	$122,111	$—	$—	$122,111

Total cash equivalents	122,111	—	—	122,111

Short-term investments:
Certificate of deposit	20,069	—	—	20,069
U.S. treasuries	6,013	57	—	6,070
Corporate notes/bonds	20,813	83	—	20,896
Marketable equity securities	1,053	2,983	—	4,036
Federal agency	4,988	26	(2)	5,012

Total short-term investments	52,936	3,149	(2)	56,083

Long-term investments:
Auction rate securities	36,450	—	(3,710)	32,740
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(170)	1,017

Total long-term investments	38,252	—	(3,880)	34,372

Total available-for-sale securities and other investments	$213,299	$3,149	$(3,882)	$212,566

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments were due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be at maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of April 4, 2010 and January 3, 2010.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of April 4, 2010 and January 3, 2010.

As of April 4, 2010, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$105,815	$105,914
Maturing in one to three years	16,570	16,621
Maturing in more than three years	36,665	32,689

Total	$159,050	$155,224

Realized gains and losses from sales of available-for-sale and non-equity investments were immaterial for all periods presented. Proceeds from sales or maturities of available-for-sale investments were $2.4 million and $17.8 million for the three months ended April 4, 2010 and March 29, 2009, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Short-term investments:
Marketable equity securities	$3,850	$4,036
Long-term investments:
Marketable equity securities	1,036	1,017
Non-marketable equity securities	2,400	408

Total long-term investments	3,436	1,425

Total equity investments	$7,286	$5,461

We did not sell any equity investments during the first quarter of fiscal 2010 and 2009.

Impairment of Investments

The following table summarizes the impairment loss recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Debt Securities:
Commercial paper	$—	$196
Auction rate securities	—	1,393
Corporate notes/bonds	—	141

Total impairment loss	$—	$1,730

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of April 4, 2010 and January 3, 2010, the fair value of the assets was $26.1 million and $25.7 million, respectively, and the fair value of the liabilities was $25.4 million and $25.1 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income (expense), net	$835	$(674)
Changes in fair value of liabilities recorded in:
Cost of revenues	(141)	62
Research and development expenses	(290)	95
Selling, general and administrative expenses	(596)	492

Total income (expense)	$(192)	$(25)

NOTE 9. STOCK-BASED COMPENSATION

Outstanding Employee Equity Awards

In conjunction with the Spin-Off (see Note 3), the Board approved certain adjustments to our 1994 and 1999 Stock Plans (together, the “Plans”). Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards, under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to our Employee Stock Purchase Plan (the “ESPP”) to offset the decrease in our common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of our common stock and the maximum number of shares participants may purchase under the ESPP.

The modification of the outstanding employee equity awards and the ESPP related to the Spin-Off resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $6.2 million and $13.4 million, net of forfeitures was recognized in the first quarter of fiscal 2010 and 2009, respectively. The remaining $19.9 million will be recognized over the remaining vesting periods on an accelerated basis less forfeitures.

The following tables summarize the stock-based compensation expense, including the expense related to the modification discussed above, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Cost of revenues	$5,970	$14,277
Research and development	4,357	12,612
Selling, general and administrative	11,247	21,355

Total stock-based compensation expense	$21,574	$48,244

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $19.8 million for the three months ended April 4, 2010 and $18.0 million for the three months ended March 29, 2009. We did not recognize a benefit from stock option exercises in the three months ended April 4, 2010 or March 29, 2009.

As of April 4, 2010 and January 3, 2010, stock-based compensation capitalized in inventories totaled $5.1 million and $5.7 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Stock options	$5,263	$18,160
Restricted stock units and restricted stock awards	15,080	25,191
ESPP	1,231	4,893

Total stock-based compensation expense	$21,574	$48,244

The following table summarizes the unrecognized stock-based compensation balance by type of award as of April 4, 2010:

		Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$37,521	2.04
Restricted stock units and restricted stock awards	126,442	2.58
ESPP	1,166	0.39

Total unrecognized stock-based compensation balance	$165,129	2.44

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
	April 4, 2010	March 29, 2009
Expected life	0.5 - 7.0 years	0.5 - 9.9 years
Volatility	42.2% - 54.2%	43.5% - 50.5%
Risk-free interest rate	0.1% - 3.1%	2.0% - 3.9%
Dividend yield	0.0%	0.0%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Incentive Program

As of April 4, 2010, approximately 15.3 million stock options or 8.1 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per- share amount)
Options outstanding as of January 3, 2010	52,411	$4.70
Granted	375	$11.38
Exercised	(4,627)	$4.28
Forfeited or expired	(467)	$5.98

Options outstanding as of April 4, 2010	47,692	$4.78

Options exercisable as of April 4, 2010	31,616	$4.21

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per- share amounts)
Balance as of January 3, 2010	17,733	$5.51
Granted	377	$11.93
Vested	(1,947)	$11.95
Forfeited	(783)	$7.95

Balance as of April 4, 2010	15,380	$4.73

The balance as of April 4, 2010 included approximately 8.4 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees of Cypress in fiscal 2007 and 2008 and can be earned ratably over a remaining period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board (“the Committee”). These performance milestones can include:

•	stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”);

•	certain levels of non-GAAP free cash flows, non-GAAP operating income, non-GAAP operating expense, non-GAAP gross margin percentage, non-GAAP profit-before-taxes percentage; and

•	annual revenue growth.

If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	Three Months Ended
	April 4, 2010	March 29, 2009
Volatility of our common stock	39.8%	69.6%
Volatility of the SOXX	30.3%	57.4%
Correlation coefficient	0.77	0.69
Risk-free interest rate	0.3%	0.3%

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of April 4, 2010, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of April 4, 2010, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

As of April 4, 2010, under the guarantees, the outstanding rental payments totaled $5.6 million and the outstanding irrevocable letters of credit totaled $9.6 million. By the end of fiscal 2010, no outstanding rental payments will be due under the master lease agreements and the outstanding letters of credit will be reduced to zero.

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Beginning balance	$3,151	$3,341
Settlements made	(995)	(1,879)
Provisions	2,545	2,796

Ending balance	$4,701	$4,258

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Litigation and Asserted Claims

In October 2006, we received a subpoena related to the Antitrust Division of the Department of Justice (“DOJ”)’s investigation into the SRAM market. In December 2008, the DOJ closed its two year investigation without any charge or allegation brought against us. As a result of the DOJ’s investigation, in October 2006, we, along with a majority of the other SRAM manufacturers, were named in numerous consumer class action suits that are now consolidated in the U.S. District Court for the Northern District of California. Despite the fact that the DOJ’s investigation was closed without any allegation or charge brought against us, the civil cases remain active. The cases variously allege claims under the Sherman Antitrust Act and various state antitrust laws. The lawsuits seek restitution, injunction and damages in an unspecified amount. Direct and indirect purchaser classes have been certified. Trial is tentatively scheduled for January 2011. We are also named in purported consumer antitrust class action suits in three provinces of Canada; however, those cases have not been materially active over the last two years. We believe we have meritorious defenses to these allegations asserted in these various cases and we intend to vigorously defend ourselves in each of these matters.

In May 2004, we were among four parties to be named in a trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara, California Superior Court. On February 10, 2009, the trial court granted a motion for summary judgment in our favor in this case. Silvaco appealed our victory along with the three other co-defendants in this matter. The appellate court has heard oral arguments in all cases but ours. On April 29, 2010, the court of appeal affirmed the trial courts’ grant of summary judgment to the three other co-defendants. While our appellate case has not yet been heard, given the shared circumstances with our three co-defendants, we have requested that the appellate court dismiss our case without oral argument based on the court’s ruling on April 29, 2010.

On August 21, 2009, X-Point Technologies filed a single patent infringement case against us and 29 other defendants in the U.S. District Court in Delaware. The patent at issue covers X-Point’s technology for data transfer between storage devices and network devices without the use of a CPU or memory. The parties are currently engaged in the initial round of discovery. X-Point has made no specific demand for relief in this matter. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

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

Contractual Obligations

As of April 4, 2010, our unrecognized tax benefits were $40.3 million, which were classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits.

NOTE 11. DEBT AND EQUITY TRANSACTIONS

1.00% Convertible Senior Notes (“1.00% Notes”) and Convertible Note Hedge and Warrants

On September 15, 2009, our entire remaining and outstanding 1.00% Notes of approximately $28.0 million in principal matured and were settled. Holders received cash for the principal amount of the 1.00% Notes and the entire premium. We paid approximately $51.6 million for the principal amount of 1.00% Notes, premium and accrued and unpaid interest. Also on September 15, 2009, the convertible note hedge matured and as a result we received $23.6 million from the counterparties. In addition, we repurchased and settled the outstanding warrants, issued in March 2007, through a cash payment of approximately $20.3 million to the counterparties holding the warrants.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Line of Credit

In March 2010, we extended our line of credit with Silicon Valley Bank to March 2011 with a total available amount of $25.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of April 4, 2010) or LIBOR plus 2.0% (2.29% as of April 4, 2010). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of April 4, 2010, we were in compliance with all of the financial covenants. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

As of April 4, 2010, in conjunction with certain guarantees, we issued irrevocable standby letters of credit in the aggregate amount of $9.6 million to secure payments under an equipment lease. See “Lease Guarantees” under Note 10 for further discussion.

Stock Repurchase Program

In fiscal 2008, our Board approved up to a total of $600 million that may be used for stock purchases under the stock repurchase program. During the first quarter of fiscal 2009, we used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82. During the fourth quarter of fiscal 2009, we used $35.1 million to repurchase approximately 3.7 million shares at an average share price of $9.52. In light of certain tax constraints placed on us in connection with the Spin-Off, we had no current intentions of repurchasing additional stock under the existing program. Accordingly, on October 28, 2009, the Audit Committee of the Board voted to rescind the remaining $178.1 million under the program for additional repurchases. Management expects to propose a new stock repurchase program to our Board during the fourth quarter of 2010.

Yield Enhancement Program

On October 28, 2009 the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements correlated to our stock price. In one such structure, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.

We entered into a yield enhanced structured agreement based upon a comparison of the yields available in the financial markets for similar maturities against the expected yield to be realized per the structured agreement and the related risks associated with this type of arrangement. We believe the risk associated with these types of agreements is no different than alternative investments available to us with equivalent counterparty credit ratings. All counterparties to a yield enhancement program have a credit rating of at least Aa2 or A as rated by major independent rating agencies. For all such agreements that matured to date, the yields of the structured agreements were far superior to the yields available in the financial markets primarily due to the volatility of our stock price and the pre-payment aspect of the agreements. The counterparty is willing to pay a premium over the yields available in the financial markets due to the structure of the agreement.

In the fourth quarter of fiscal 2009, we entered into short-term yield enhanced structured agreements totaling $68.0 million with maturities of 30 days or less. We settled these agreements in the fourth quarter of fiscal 2009 and received $69.1 million in cash. In the first quarter of fiscal 2010, we entered into short-term yield enhanced structured agreements totaling $98.0 million with maturities of 30 days or less. We settled these agreements and received approximately $66.0 million in cash and 3.0 million shares of our common stock at a cost of $11.39 per share. In April 2010, we entered into a short-term yield enhanced structured agreement totaling $50.3 million with maturities of 30 days or less. Upon settlement of this agreement, we may receive $51.4 million in cash or 4.0 million shares of our common stock.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	As of
	April 4, 2010	January 3, 2010
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments	$(1,155)	$(838)
Accumulated net unrealized gains on derivatives	—	115

Total accumulated other comprehensive loss	$(1,155)	$(723)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Net income (loss) attributable to Cypress	$12,674	$(88,335)
Net unrealized gains (losses) on available-for-sale investments	(432)	2,436
Net unrealized gains on derivatives	—	54

Total comprehensive income (loss)	$12,242	$(85,845)

NOTE 13. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of April 4, 2010.

As of April 4, 2010 and January 3, 2010, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of April 4, 2010 and January 3, 2010, we had outstanding forward contracts with an aggregate notional value of $1.3 million and $1.0 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 14. INCOME TAXES

Our income tax expense was $2.1 million for the three months ended April 4, 2010 and $2.6 million for the three months ended March 29, 2009. The tax provision for the first quarter of fiscal 2010 and fiscal 2009 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unrecognized Tax Benefits

As of April 4, 2010 and January 3, 2010, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $38.1 million and $37.2 million, respectively.

We believe events that could occur in the next 12 months and cause a material change in our unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statutes of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $4.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of April 4, 2010 and January 3, 2010, accrued interest and penalties totaled $7.3 million and $6.4 million, respectively.

Tax Years and Examination

The IRS is currently conducting audits of our federal income tax returns for fiscal 2008, 2007 and 2006. As of April 4, 2010, no adjustments to the tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. In addition, non-U.S. tax authorities have completed their examination of our subsidiary in India for fiscal years 2006 and 2005. As of April 4, 2010, the proposed adjustments have been appealed. We believe the ultimate outcome of this appeal will not result in a material adjustment to the tax liability.

While years prior to 2006 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2006 and subsequent years.

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

In connection with the Spin-Off (see Note 3), Cypress and SunPower entered into an amendment to the existing tax sharing agreement between the parties to address certain transactions that may affect the tax treatment of the Spin-Off and certain other matters. Under the amended tax sharing agreement, SunPower agreed that, for a period of 25 months following the Spin-Off, it will not: (a) effect a transaction that would result in a recapitalization as defined by the parties (“Recapitalization”) or (b) enter into or facilitate any other transaction resulting in an acquisition (within the meaning of Section 355(e) of the Internal Revenue Code) of SunPower’s stock without first obtaining our written consent. SunPower further agreed that it will not: (a) effect a Recapitalization during the 36 month period following the Spin-Off without first obtaining a tax opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the Spin-Off to become taxable under Section 355(e), or (b) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the Spin-Off, or any transaction having any bearing on the tax treatment of the Spin-Off, without our prior written consent.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands, except per-share amounts)
Basic and diluted:
Net income (loss) attributable to Cypress	$12,674	$(88,335)
Weighted-average common shares	158,931	134,757
Weighted-average diluted shares	190,892	134,757
Net income (loss) per share—basic	$0.08	$(0.66)
Net income (loss) per share—diluted	$0.07	$(0.66)

Anti-dilutive securities excluded from the diluted computation were approximately 1.1 million and 95.9 million for the three months ended April 4, 2010 and March 29, 2009, respectively, from stock options, restricted stock units and restricted stock awards.

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Consumer and Computation Division	$74,163	$52,023
Data Communications Division	26,959	20,400
Memory and Imaging Division	98,556	66,032
Emerging Technologies and Other	2,593	854

Total revenues	$202,271	$139,309

Income (Loss) before Income Taxes:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Consumer and Computation Division	$4,181	$(14,230)
Data Communications Division	8,654	(1,589)
Memory and Imaging Division	30,879	(7,012)
Emerging Technologies and Other	(6,031)	(5,957)
Unallocated items:
Amortization of acquisition-related intangibles	(776)	(1,319)
Restructuring charges	(327)	(6,046)
Stock-based compensation	(21,574)	(48,244)
Interest and non-cash expense on convertible debt	—	(398)
Impairment of investments	—	(1,730)
Other	(222)	815

Income (loss) before income taxes	$14,784	$(85,710)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
United States	$33,404	$28,826
Europe	29,225	19,105
Asia:
China	42,610	26,720
Hong Kong	16,724	17,508
Rest of World	80,308	47,150

Total revenues	$202,271	$139,309

Customer Information

For the three months ended April 4, 2010, one global distributor accounted for 15% of our total revenues and no end customer accounted for 10% of our total revenues. For the three months ended March 29, 2009, no single global distributor or end customer accounted for more than 10% of total revenues.

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

As of the end of the first quarter of fiscal 2010, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	A product division focusing on PSoC, USB and timing solutions.

Data Communications Division	A product division focusing on data communication devices for wireless handset and professional/personal video systems.

Memory and Imaging Division	A product division focusing on static random access memories, nonvolatile memories and image sensor products.

Emerging Technologies and Other	Includes Cypress Envirosystems and AgigA Tech, Inc., both majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services and certain corporate expenses.

Spin-Off of SunPower Corporation (“SunPower”)

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

See Note 9 for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off and Note 14 for a discussion of the amended tax sharing agreement between SunPower and us as a result of the Spin-Off.

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

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008. We continued to hold the property for sale as of April 4, 2010.

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
Consumer and Computation Division	$74,163	$52,023
Data Communications Division	26,959	20,400
Memory and Imaging Division	98,556	66,032
Emerging Technologies and Other	2,593	854

Total revenues	$202,271	$139,309

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $22.1 million in the first quarter of fiscal 2010, or approximately 42.6%, compared to the same prior-year period. The increase was primarily attributable to an increase of approximately $14.6 million in sales of our PSOC family of products mainly due to the increase in demand in our capacitive and touchscreen applications in consumer devices. Despite the current challenging economic environment, our PSOC product families, including our touchscreen family, continued to gain new design wins, expand our customer base and increase market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division increased by $6.6 million in the first quarter of fiscal 2010, or approximately 32.2%, compared to the same prior-year period. The increase was primarily attributable to a $6.5 million increase due to an overall increase in market demand and an increase in military shipments.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased by $32.5 million in the first quarter of fiscal 2010, or approximately 49.3%, compared to the same prior-year period. The increase was primarily attributable to a $28.1 million increase in sales of our SRAM products in networking, communications applications and consumer.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $1.7 million in the first quarter of fiscal 2010, or approximately 203.6%, compared to the same prior-year period. The increase in revenues was primarily attributable to an increase in demand as our emerging products begin to ramp.

Cost of Revenues/Gross Margins

	Three Months Ended
(In thousands, except percentages)	April 4, 2010	March 29, 2009
Cost of revenues	$95,784	$105,294
Gross margin	52.6%	24.4%

Gross margin percentage increased to 52.6% in the first quarter of fiscal 2010 from 24.4% in the first quarter of fiscal 2009. The gross margin increase is primarily due to increased factory utilization resulting from increased demand when compared to the same prior year period. In addition, there was lower stock-based compensation of $8.3 million in the first quarter of fiscal 2010 compared to the first quarter of 2009. This decrease in stock-based compensation expense was mainly due to the modification of the outstanding employee equity awards in connection with the Spin-Off.

Research and Development (“R&D”) Expenses

	Three Months Ended
(In thousands, except percentages)	April 4, 2010	March 29, 2009
R&D expenses	$40,049	$50,146
As a percentage of revenues	19.8%	36.0%

R&D expenditures decreased by $10.1 million in the first quarter of fiscal 2010 compared to same prior-year period. The decrease was primarily attributable to a decrease of $8.3 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards in connection with the Spin-Off in addition to decreased spending in outside services, masks and certain projects.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
(In thousands, except percentages)	April 4, 2010	March 29, 2009
SG&A expenses	$51,281	$60,715
As a percentage of revenues	25.4%	43.6%

SG&A expenses decreased by $9.4 million in the first quarter of fiscal 2010 compared to the same prior-year period. The decrease was primarily attributable to a reduction of $10.1 million in stock-based compensation expense mainly due to the modification of the outstanding employee equity awards in connection with the Spin-Off, offset by the increase in SG&A expenditures related to our emerging technologies and certain bonus programs which did not pay out in the prior period.

Amortization of Acquisition-Related Intangible Assets

For the three months ended April 4, 2010, amortization decreased by approximately $0.5 million as compared to the same prior year period. The decrease in amortization was primarily due to certain intangible assets that had been fully amortized during fiscal 2009.

Restructuring

We recorded restructuring charges of $0.3 million and $6.0 million during the three months ended April 4, 2010 and March 29, 2009, respectively. Upon completion of all of our actions, we anticipate our annual savings in fiscal year 2010 to be approximately $67.8 million. We estimate the savings will proportionately impact sales, general and administrative expense by 24%, cost of goods sold by 49% and research and development expense by 27% although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan

During the third quarter of fiscal 2008, we initiated a restructuring plan, as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn, which continued into 2009 (“Fiscal 2008/9 Restructuring Plan”). The determination of when we accrue for severance and benefits costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 3, 2010	$3,267
Provision	191
Non-cash	(239)
Cash payments	(754)

Balance as of April 4, 2010	$2,465

For the Fiscal 2008/9 Restructuring Plan, we expect to eliminate approximately 835 positions and have recorded a total provision of $23.3 million related to severance and benefits. As of April 4, 2010, approximately 76 of these employees remained with us and the majority of these remaining employee terminations are to be completed by the end of fiscal 2010.

Fiscal 2007 Restructuring Plan

During fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility.

Through April 4, 2010, we recorded total restructuring charges of $10.8 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.8 million was related to property, plant and equipment and other exit costs.

We completed the termination of the remaining employees in the first quarter of fiscal 2009. All balances related to benefits were paid by the third quarter of fiscal 2009.

Assets Held For Sale:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets.

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $7.7 million as of April 4, 2010 and January 3, 2010. We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market we were unable to secure a buyer for the Texas facility. In response, we have revised the asking price for the property and expect to sell the facility in fiscal 2010; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Interest and Other Income (Expense), Net

The following table summarizes the components of other expense, net:

	Three Months Ended
(In thousands)	April 4, 2010	March 29, 2009
Interest income	$589	$611
Interest expense	(5)	(416)
Impairment of investments	—	(1,730)
Foreign currency exchange loss, net	(471)	(110)
Changes in fair value of investment under the employee deferred compensation plan	835	(674)
Other	(218)	820

Total interest and other income (expense), net	$730	$(1,499)

Interest Expense

Interest expense decreased by $0.4 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease was primarily attributable to the fact that the 1.00% Notes were no longer outstanding during the first quarter of fiscal 2010.

Income Taxes

Our income tax expense was $2.1 million for the three months ended April 4, 2010 and income tax expense was $2.6 million for the three months ended March 29, 2009. The tax provision for the first quarter of fiscal 2010 and fiscal 2009 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
(In thousands)	April 4, 2010	January 3, 2010
Cash, cash equivalents and short-term investments	$296,827	$299,642
Working capital	$288,846	$279,643

Key Components of Cash Flows

	Three Months Ended
(In thousands)	April 4, 2010	March 29, 2009
Net cash provided by (used in) operating activities	$38,123	$(15,804)
Net cash provided by (used in) investing activities	$(43,757)	$15,221
Net cash provided by (used in) financing activities	$(20,883)	$6,225

During the three months ended April 4, 2010, net cash provided by operating activities was $38.1 million compared to net cash used in operating activities of $15.8 million for the three months ended March 29, 2009. Operating cash flows for the three months ended April 4, 2010 were primarily driven by net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by changes in our working capital. The changes in our working capital as of April 4, 2010 compared to January 3, 2010 were as follows:

•	Accounts receivable increased by $22.7 million due to higher distributor shipments.

•	Inventories decreased by $6.9 million due to increased shipments to our direct customers and distributors.

•	Accounts payable decreased by $7.6 million due to timing of purchases.

•	Deferred revenues less cost of revenues increased by $10.2 million due to higher distributor shipments.

During the three months ended April 4, 2010, net cash used in investing activities was $43.8 million compared to net cash provided by investing activities of $15.2 million for the three months ended March 29, 2009. For the three months ended April 4, 2010, our investing activities primarily included $17.9 million of property and equipment expenditures and $23.5 million from purchases of our investments, net of proceeds from sales and maturities.

During the three months ended April 4, 2010, net cash used in financing activities was $20.9 million compared to net cash provided by financing activities of $6.2 million for the three months ended March 29, 2009. For the three months ended April 4, 2010, we used a net of $32.0 million on the yield structured agreements, offset by net proceeds of $11.1 million from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Auction Rate Securities:

As of April 4, 2010, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $32.1 million as long-term investments as of April 4, 2010.

During the first quarter of fiscal 2010, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on the discounted cash flows, we estimated that the auction rate securities would be valued at approximately 89% of their stated par value as of April 4, 2010.

Yield Enhancement Program

On October 28, 2009 the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements correlated to our stock price. In one such structure, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.

We entered into a yield enhanced structured agreement based upon a comparison of the yields available in the financial markets for similar maturities against the expected yield to be realized per the structured agreement and the related risks associated with this type of arrangement. We believe the risk associated with these types of agreements is no different than alternative investments available to us with equivalent counterparty credit ratings. All counterparties to a yield enhancement program have a credit rating of at least Aa2 or A as rated by major independent rating agencies. For all such agreements that matured to date, the yields of the structured agreements were far superior to the yields available in the financial markets primarily due to the volatility of our stock price and the pre-payment aspect of the agreements. The counterparty is willing to pay a premium over the yields available in the financial markets due to the structure of the agreement.

In the fourth quarter of fiscal 2009, we entered into short-term yield enhanced structured agreements totaling $68.0 million with maturities of 30 days or less. We settled these agreements in the fourth quarter of fiscal 2009 and received $69.1 million in cash. In the first quarter of fiscal 2010, we entered into short-term yield enhanced structured agreements totaling $98.0 million with maturities of 30 days or less. We settled these agreements and received approximately $66.0 million in cash and 3.0 million shares of our common stock at a cost of $11.39 per share. In April 2010, we entered into a short-term yield enhanced structured agreement totaling $50.3 million with maturities of 30 days or less. Upon settlement of this agreement, we may receive $51.4 million in cash or 4.0 million shares of our common stock.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of April 4, 2010, non-cancelable purchase obligations totaled approximately $82.2 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of April 4, 2010, in addition to $217.0 million in cash and cash equivalents, we had $79.8 million invested in short-term investments for a total cash and short-term investment position of $296.8 million that is available for use in current operations. In addition, we had $32.7 million of long-term investments primarily consisting of illiquid auction rate securities.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of April 4, 2010, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of April 4, 2010, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

As of April 4, 2010, under the guarantees, the outstanding rental payments totaled $5.6 million and the outstanding irrevocable letters of credit totaled $9.6 million. By the end of fiscal 2010, no outstanding rental payments will be due under the master lease agreements and the outstanding letters of credit will be reduced to zero.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. To supplement our condensed consolidated financial results presented in accordance with GAAP, we use Non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described below. Management believes that these Non-GAAP financial measures reflect an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provide a more comprehensive understanding of the various factors and trends affecting our business and operations. Non-GAAP financial measures used by us include gross margin, research and development expenses, selling, general and administrative expenses, operating income or loss, net income or loss and basic and diluted net income or loss per share.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands, except per share amounts)
Non-GAAP gross margin	$112,457	$48,297
Non-GAAP research and development expenses	35,654	37,500
Non-GAAP selling, general and administrative expenses	40,021	39,290
Non-GAAP operating income (loss)	36,782	(28,494)
Non-GAAP net income (loss) attributable to Cypress	34,107	(29,471)
Non-GAAP net income (loss) per share attributable to Cypress - basic	0.21	(0.22)
Non-GAAP net income (loss) per share attributable to Cypress - diluted	0.17	(0.22)

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

The following is a reconciliation of Non-GAAP measures to GAAP measures:

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
GAAP gross margin	$106,487	$34,015
Stock-based compensation expense	5,970	14,277
Changes in value of deferred compensation plan	—	5

Non-GAAP gross margin	$112,457	$48,297

GAAP research and development expenses	$40,049	$50,146
Stock-based compensation expense	(4,357)	(12,612)
Other acquisition-related expense	(2)	(27)
Changes in value of deferred compensation plan	(36)	(7)

Non-GAAP research and development expenses	$35,654	$37,500

GAAP selling, general and administrative expenses	$51,281	$60,715
Stock-based compensation expense	(11,247)	(21,355)
Other acquisition-related expense	(6)	(33)
Changes in value of deferred compensation plan	(7)	(37)

Non-GAAP selling, general and administrative expenses	$40,021	$39,290

GAAP operating income (loss)	$14,054	$(84,211)
Stock-based compensation expense	21,574	48,244
Other acquisition-related expense	784	1,379
Changes in value of deferred compensation plan	43	48
Restructuring charges	327	6,046

Non-GAAP operating income (loss)	$36,782	$(28,494)

GAAP net income (loss) attributable to Cypress	$12,674	$(88,335)
Stock-based compensation expense	21,574	48,244
Other acquisition-related expense	784	1,379
Changes in value of deferred compensation plan	43	48
Restructuring charges	327	6,046
Investment-related gains/losses	336	1,014
Adjustment for convertible debt	—	398
Tax effects	(1,631)	1,735

Non-GAAP net income (loss) attributable to Cypress	$34,107	$(29,471)

GAAP net income (loss) per share attributable to Cypres - basic	$0.08	$(0.66)
Stock-based compensation expense	0.14	0.36
Amortization of acquisition-related intangibles	—	0.01
Restructuring charges	—	0.04
Investment-related gains/losses	—	0.01
Tax effects	(0.01)	0.01
Non-GAAP share count adjustment	—	0.01

Non-GAAP net income (loss) per share attributable to Cypress - basic	$0.21	$(0.22)

GAAP net income (loss) per share attributable to Cypress - diluted	$0.07	$(0.66)
Stock-based compensation expense	0.11	0.36
Amortization of acquisition-related intangibles	—	0.01
Restructuring charges	—	0.04
Investment-related gains/losses	—	0.01
Tax effects	(0.01)	0.01
Non-GAAP share count adjustment	—	0.01

Non-GAAP net income (loss) per share attributable to Cypress - diluted	$0.17	$(0.22)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Auction Rate Securities

As of April 4, 2010, we have classified all of our auction rate securities as Level 3 financial instruments and as long-term investments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education.

As of April 4, 2010, 95% of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and approximately 5% of the student loan auction rate securities held by us have been downgraded from AAA or Aaa to Baa3.

As of April 4, 2010, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows.

Based on our assumptions, we estimated that the auction rate securities would be valued at approximately 89% of their stated par value as of April 4, 2010, representing a decline in value of approximately $4.0 million.

The following table summarizes certain information related to our auction rate securities as of April 4, 2010:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$32,074	$35,281	$28,867

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of April 4, 2010:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$4,886	$5,375	$4,397

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of April 4, 2010, the carrying value of our investments in privately held companies was $2.4 million.

Foreign Currency Exchange Risk

We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, when foreign currencies appreciate against the U.S. dollar, inventory and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We cannot predict the impact of future exchange rate fluctuations on our business and results of operations.

We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and after considering the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three month period ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 3, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On May 12, 2010, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the first quarter of fiscal 2010. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 31, 2010) under the KEBP and the PBP in the first quarter of fiscal 2010:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	$—	$177,433
Christopher Seams, Executive Vice President, Sales and Marketing	$48,845	$—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$47,354	$—
Paul Keswick, Executive Vice President, New Product Development	$42,869	$—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$39,271	$—

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP totaling $214,600 to six other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 13, 2010	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.