Form 10-Q
period 2010-07-04
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2010-08-12
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

The total number of outstanding shares of the registrant’s common stock as of July 30, 2010 was 160,139,631.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy; the number and impact of future personnel terminations and the expenses related thereto; our expectations, including the timing and savings, related to our restructuring activities which includes the sale of our restructured assets, including the Texas property; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure, the adequacy of our cash and working capital positions; our expected return on our yield-enhancement program and the risks related to such an investment, our intended use of our line of credit; the value and liquidity of our investments, including auction rate securities and our other debt investments, our expectations regarding our outstanding warranty liability, our plans to propose a new stock repurchase program in the future, the volatility of our stock price, the impact of the credit crisis on consumers and the likelihood that we will need to settle the outstanding Grace lease payments. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our ability to maintain the tax-free nature of the SunPower spin-off; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 4, 2010	January 3, 2010
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188,796	$243,558
Short-term investments	89,382	56,084
Accounts receivable, net	145,905	86,959
Inventories, net	81,463	91,198
Other current assets	48,318	40,906

Total current assets	553,864	518,705
Property, plant and equipment, net	266,663	272,620
Goodwill	31,836	31,836
Intangible assets, net	14,481	15,132
Other long-term assets	72,197	74,215

Total assets	$939,041	$912,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,105	$61,712
Accrued compensation and employee benefits	39,651	37,756
Deferred revenues less cost of revenues	108,267	75,881
Income taxes payable	9,216	7,090
Other current liabilities	49,580	56,623

Total current liabilities	264,819	239,062
Deferred income taxes and other tax liabilities	44,251	39,272
Other long-term liabilities	3,777	3,790

Total liabilities	312,847	282,124

Commitments and contingencies (Note 10)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 246,660 and 235,409 shares issued; 159,873 and 159,382 shares outstanding at July 4, 2010 and January 3, 2010, respectively	2,467	2,354
Additional paid-in-capital	2,336,982	2,247,716
Accumulated other comprehensive loss	(2,289)	(723)
Accumulated deficit	(537,428)	(569,744)

	1,799,732	1,679,603
Less: shares of common stock held in treasury, at cost; 86,787 and 76,027 shares at July 4, 2010 and January 3, 2010, respectively	(1,171,989)	(1,048,016)

Total Cypress stockholders’ equity	627,743	631,587
Noncontrolling interest	(1,549)	(1,203)

Total equity	626,194	630,384

Total liabilities and equity	$939,041	$912,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands, except per-share amounts)
Revenues	$223,024	$155,784	$425,295	$295,093
Costs and expenses:
Cost of revenues	98,078	98,672	193,862	203,966
Research and development	43,106	48,196	83,155	98,342
Selling, general and administrative	54,147	53,069	105,428	113,784
Amortization of acquisition-related intangibles	722	834	1,498	2,153
Restructuring costs (credits)	(173)	1,089	154	7,135

Total costs and expenses, net	195,880	201,860	384,097	425,380
Operating income (loss)	27,144	(46,076)	41,198	(130,287)
Interest and other income (expense), net	(1,165)	2,115	(435)	616

Income (loss) before income taxes	25,979	(43,961)	40,763	(129,671)
Income tax provision	6,337	1,324	8,447	3,949

Income (loss), net of taxes	19,642	(45,285)	32,316	(133,620)
Noncontrolling interest, net of taxes	(183)	(178)	(346)	(385)

Net income (loss)	19,459	(45,463)	31,970	(134,005)
Less: net loss attributable to noncontrolling interest	183	178	346	385

Net income (loss) attributable to Cypress	$19,642	$(45,285)	$32,316	$(133,620)

Net income (loss) per share attributable to Cypress:
Basic	$0.12	$(0.32)	$0.20	$(0.97)
Diluted	$0.10	$(0.32)	$0.17	$(0.97)
Shares used in net income (loss) per share calculation:
Basic	160,749	141,107	159,840	137,932
Diluted	190,342	141,107	190,617	137,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$31,970	$(134,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,771	29,191
Stock-based compensation expense	47,853	85,923
Interest and other non-cash expense related to convertible debt	—	789
Impairment of investments	—	1,730
Restructuring charges	2,545	7,135
(Gain) loss on sale or retirement of property and equipment, net	(2,387)	645
(Gain) loss on sale of investments, net	(12)	694
Deferred income taxes and other tax liabilities	4,979	2,394
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(58,946)	7,527
Inventories	8,384	27,308
Other assets	(6,364)	1,993
Accounts payable and other accrued liabilities	(2,025)	(21,064)
Deferred revenues less cost of revenues	32,386	(20,533)

Net cash provided by (used in) operating activities	84,154	(10,273)

Cash flows from investing activities:
Purchases of available-for-sale investments	(45,511)	(21,318)
Proceeds from sales or maturities of available-for-sale investments	14,010	20,776
Net contributions (distributions) of deferred compensation plan	(445)	92
Acquisition of property and equipment	(26,405)	(11,455)
Proceeds from sales of property and equipment	2,657	3,536
Cash paid for other investments	(2,000)	—

Net cash used in investing activities	(57,694)	(8,369)

Cash flows from financing activities:
Repurchase of common shares	—	(11,172)
Withholding of common shares for tax obligations on vested restricted shares	(9,057)	(5,666)
Proceeds from issuance of common shares under employee stock plans	39,781	43,573
Yield enhancement structured agreements settled in cash, net	2,970	—
Yield enhancement structured agreements settled in stock	(114,916)	—

Net cash provided by (used in) financing activities	(81,222)	26,735

Net increase (decrease) in cash and cash equivalents	(54,762)	8,093
Cash and cash equivalents, beginning of period	243,558	204,749

Cash and cash equivalents, end of period	$188,796	$212,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2010 has 52 weeks and fiscal 2009 had 53 weeks. The second quarter of fiscal 2010 ended on July 4, 2010 and the second quarter of fiscal 2009 ended on June 28, 2009.

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

The condensed consolidated results of operations for the three and six months ended July 4, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2. IMPACT OF ADOPTION OF ACCOUNTING GUIDANCE ON CONVERTIBLE DEBT

Effective January 1, 2009, we adopted new accounting guidance, which applies to certain convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under the guidance, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (1.25% Notes were issued in 2003 and were redeemed in February 2007) had an equity component that could be settled in cash or equity, both debt instruments qualified for this treatment.

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

Our adoption of the new guidance resulted in higher interest and other expense of $0.8 million for the first half of fiscal 2009. As of September 27, 2009, all of the debt had matured or been redeemed and the debt discount was fully amortized. The tax effect of our adoption was immaterial to our condensed consolidated financial statements.

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at July 4, 2010 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at January 3, 2010. CCD is the only reportable business segment with goodwill.

Intangible Assets

The following tables present details of our intangible assets:

As of July 4, 2010	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(90,127)	$10,007
Patents, trade names, customer relationships and backlog	22,009	(21,999)	10
Other	4,297	(4,265)	32

Total acquisition-related intangible assets	126,440	(116,391)	10,049
Non-acquisition related intangible assets	10,224	(5,792)	4,432

Total intangible assets	$136,664	$(122,183)	$14,481

As of January 3, 2010	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(88,766)	$11,368
Patents, trade name, customer relationships and backlog	22,009	(21,937)	72
Other	4,297	(4,190)	107

Total acquisition-related intangible assets	126,440	(114,893)	11,547
Non-acquisition related intangible assets	8,713	(5,128)	3,585

Total intangible assets	$135,153	$(120,021)	$15,132

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 4, 2010, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2010 (remaining six months)	$2,261
2011	4,441
2012	4,074
2013	3,233
2014 and thereafter	472

Total future amortization expense	$14,481

NOTE 5. RESTRUCTURING

For the three and six months ended July 4, 2010, we recorded a net restructuring credit of $0.2 million and a net charge of $0.2 million, respectively. For the three and six months ended June 28, 2009, we recorded a restructuring charge of $1.1 million and $7.1 million, respectively. In the second quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

Fiscal 2008/9 Restructuring Plan

During the third quarter of fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn, which continued into 2009 (“Fiscal 2008/9 Restructuring Plan”). The determination of when we accrue for severance and benefits costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 3, 2010	$3,267
Provision	191
Non-cash	(239)
Cash payments	(754)

Balance as of April 4, 2010	2,465
Provision	413
Non-cash	(485)
Cash payments	(602)

Balance as of July 4, 2010	$1,791

For the Fiscal 2008/9 Restructuring Plan, we expect to eliminate approximately 835 positions and have recorded a total provision of $23.7 million related to severance and benefits. As of July 4, 2010, approximately 60 of these employees remained with us and the majority of these remaining employee terminations are to be completed by the end of fiscal 2010.

Fiscal 2007 Restructuring Plan

During fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility.

Through July 4, 2010, we recorded total restructuring charges of $10.2 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.2 million was related to property, plant and equipment and other exit costs.

We completed the termination of the remaining employees in the first quarter of fiscal 2009. All balances related to benefits were paid by the third quarter of fiscal 2009.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets Held For Sale:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets. In the second quarter of fiscal 2010, we recorded a $1.5 million write-down to the estimated fair value related to these assets.

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million and $7.7 million as of July 4, 2010 and January 3, 2010, respectively.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market we were unable to secure a buyer for the Texas facility. In response, we have revised the asking price for the property and expect to sell the facility in fiscal 2010.

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Accounts receivable, gross	$150,801	$91,468
Allowance for doubtful accounts receivable and sales returns	(4,896)	(4,509)

Total accounts receivable, net	$145,905	$86,959

Inventories, Net

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Raw materials	$9,939	$11,551
Work-in-process	53,726	56,947
Finished goods	17,798	22,700

Total inventories, net	$81,463	$91,198

Other Current Assets

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Prepaid expenses	$27,116	$22,753
Receivable from SunPower (see Note 14)	1,650	2,255
Assets held for sale (see Note 5)	6,913	7,690
Other current assets	12,639	8,208

Total other current assets	$48,318	$40,906

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-Term Assets

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Employee deferred compensation plan	$23,876	$25,664
Investments:
Debt securities	30,564	33,356
Equity securities	3,218	1,425
Other assets	14,539	13,770

Total other long-term assets	$72,197	$74,215

Other Current Liabilities

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Employee deferred compensation plan	$23,167	$25,071
Restructuring accrual	2,318	3,740
Other current liabilities	24,095	27,812

Total other current liabilities	$49,580	$56,623

Deferred Income Taxes and Other Tax Liabilities

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Deferred income taxes	$28	$(42)
Non-current tax liabilities	44,223	39,314

Total deferred income taxes and other tax liabilities	$44,251	$39,272

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$3,446	$615	$4,061
Money market funds	34,348	—	—	34,348
Corporate notes/bonds	—	35,982	—	35,982
Federal agency	—	7,019	—	7,019
Auction rate securities	—	—	29,949	29,949
Marketable equity securities	3,698	—	—	3,698
Employee deferred compensation plan:
Cash and cash equivalents	1,316	—	—	1,316
Money market	786	—	—	786
Mutual funds	15,779	—	—	15,779
Fixed income	2,015	—	—	2,015
Equity securities	3,980	—	—	3,980

Total financial assets	$61,922	$46,447	$30,564	$138,933

Financial Liabilities
Employee deferred compensation plan	$23,167	$—	$—	$23,167

Total financial liabilities	$23,167	$—	$—	$23,167

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Techniques:

We use quoted prices for identical instruments in active markets to determine the fair value for our Level 1 financial instruments, which include U.S. treasuries, money market funds and marketable equity securities. Our employee deferred compensation plan is classified as Level 1 as the plan invests in cash and cash equivalents, money market, mutual funds, marketable equity securities and our common stock.

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

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of July 4, 2010, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of July 4, 2010, 94% of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and approximately 6% of the student loan auction rate securities held by us have been downgraded from AAA or Aaa to Baa3. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at July 4, 2010 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 2.04% – 4.85%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the value of our auction rate securities is approximately 90% of their stated par value as of July 4, 2010, representing a decline in value of approximately $3.5 million from their original cost.

In July 2010, we redeemed $2.9 million of our student loan auction rate securities at par value, which were called by the issuers.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commercial Paper:

As of July 4, 2010, we have classified one commercial paper investment totaling $0.6 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was partially impaired as the issuer was unable to raise sufficient funding to cover maturing obligations. Accordingly, we determined that the security had suffered other-than-temporary impairment and recorded a $0.2 million charge in the first quarter of 2009. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund.

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of January 3, 2010	$32,740	$615	$33,355
Unrealized loss recorded in “Other comprehensive income (loss)”	(266)	—	(266)
Amount settled at par	(400)	—	(400)

Balance as of April 4, 2010	$32,074	$615	$32,689
Unrealized gain recorded in “Other comprehensive income (loss)”	475	—	475
Amount settled at par	(2,600)	—	(2,600)

Balance as of July 4, 2010	$29,949	$615	$30,564

Available-For-Sale Securities

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

	Level 1	Level 2	Level 3	Total as of July 4, 2010	Impairment Loss Recorded in “Interest and Other Income (Expense), Net”
					Three Months Ended		Six Months Ended
					July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
(In thousands)
Non-marketable equity securities	$—	$—	$2,400	$2,400	$—	$—	$—	$—

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of July 4, 2010
Cash equivalents:
Money market funds	$34,348	$—	$—	$34,348

Total cash equivalents	34,348	—	—	34,348

Short-term investments:
Certificate of deposit	40,055	—	—	40,055
Commercial paper	3,446	—	—	3,446
Corporate notes/bonds	35,871	116	(5)	35,982
Marketable equity securities	1,053	1,827	—	2,880
Federal agency	7,017	2	—	7,019

Total short-term investments	87,442	1,945	(5)	89,382

Long-term investments:
Auction rate securities	33,450	—	(3,501)	29,949
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(369)	818

Total long-term investments	35,252	—	(3,870)	31,382

Total available-for-sale securities and other investments	$157,042	$1,945	$(3,875)	$155,112

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of January 3, 2010
Cash equivalents:
Money market funds	$122,111	$—	$—	$122,111

Total cash equivalents	122,111	—	—	122,111

Short-term investments:
Certificate of deposit	20,069	—	—	20,069
U.S. treasuries	6,013	57	—	6,070
Corporate notes/bonds	20,813	83	—	20,896
Marketable equity securities	1,053	2,983	—	4,036
Federal agency	4,988	26	(2)	5,012

Total short-term investments	52,936	3,149	(2)	56,083

Long-term investments:
Auction rate securities	36,450	—	(3,710)	32,740
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(170)	1,017

Total long-term investments	38,252	—	(3,880)	34,372

Total available-for-sale securities and other investments	$213,299	$3,149	$(3,882)	$212,566

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments are due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be at maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of July 4, 2010 and January 3, 2010.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of July 4, 2010 and January 3, 2010.

As of July 4, 2010, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$96,601	$96,681
Maturing in one to three years	24,136	24,169
Maturing in more than three years	34,065	30,564

Total	$154,802	$151,414

Realized gains and losses from sales of available-for-sale and non-equity investments were immaterial for all periods presented. Proceeds from sales or maturities of available-for-sale investments were $14.0 million and $20.8 million for the six months ended July 4, 2010 and June 28, 2009, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Short-term investments:
Marketable equity securities	$2,880	$4,036
Long-term investments:
Marketable equity securities	818	1,017
Non-marketable equity securities	2,400	408

Total long-term investments	3,218	1,425

Total equity investments	$6,098	$5,461

We did not sell any equity investments during any of the fiscal periods presented.

Impairment of Investments

For the three and six months ended July 4, 2010, no impairment charge was recorded on our investments. For the three and six months ended June 28, 2009, we recorded an impairment loss of zero and $1.7 million, respectively, in the Condensed Consolidated Statements of Operations. The impairment loss for the six months ended June 28, 2009 was related to $1.4 million in auction rate securities, $0.2 million in commercial paper and $0.1 million in corporate notes/bonds.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of July 4, 2010 and January 3, 2010, the fair value of the assets was $23.9 million and $25.7 million, respectively, and the fair value of the liabilities was $23.2 million and $25.1 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income (expense), net	$(2,177)	$2,310	$(1,342)	$1,636
Changes in fair value of liabilities recorded in:
Cost of revenues	294	(252)	153	(190)
Research and development expenses	648	(749)	358	(654)
Selling, general and administrative expenses	1,239	(1,572)	643	(1,080)

Total income (expense)	$4	$(263)	$(188)	$(288)

NOTE 9. STOCK-BASED COMPENSATION

Outstanding Employee Equity Awards

In conjunction with the Spin-Off (see Note 3), the Board approved certain adjustments to our 1994 and 1999 Stock Plans (together, the “Plans”). Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to our Employee Stock Purchase Plan (the “ESPP”) to offset the decrease in our common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of our common stock and the maximum number of shares participants may purchase under the ESPP.

The modification of the outstanding employee equity awards and the ESPP related to the Spin-Off resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $5.3 million and $17.8 million, net of forfeitures was recognized in the second quarter of fiscal 2010 and 2009, respectively. The remaining $14.2 million will be recognized over the remaining vesting periods on an accelerated basis, less forfeitures.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense, including the expense related to the modification discussed above, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Cost of revenues	$7,253	$11,189	$13,223	$25,466
Research and development	6,060	10,746	10,417	23,358
Selling, general and administrative	12,966	15,744	24,213	37,099

Total stock-based compensation expense	$26,279	$37,679	$47,853	$85,923

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $39.8 million and $43.6 million for the six months ended July 4, 2010 and June 28, 2009, respectively. We did not recognize a tax benefit from stock option exercises for the six months ended July 4, 2010 or June 28, 2009.

As of July 4, 2010 and January 3, 2010, stock-based compensation capitalized in inventories totaled $4.3 million and $5.7 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Stock options	$6,299	$17,396	$11,562	$35,556
Restricted stock units and restricted stock awards	19,117	18,192	34,197	43,383
ESPP	863	2,091	2,094	6,984

Total stock-based compensation expense	$26,279	$37,679	$47,853	$85,923

The following table summarizes the unrecognized stock-based compensation balance by type of award:

	As of July 4, 2010	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$31,531	2.02
Restricted stock units and restricted stock awards	71,023	1.75
ESPP	7,780	0.65

Total unrecognized stock-based compensation balance	$110,334	1.75

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Expected life	0.5 - 7.0 years	0.5 - 7.1 years	0.5 - 7.0 years	0.5 - 7.4 years
Volatility	47.4% - 54.5%	50.4% - 85.8%	42.2% - 54.5%	50.4% - 85.8%
Risk-free interest rate	0.2% - 2.7%	0.2% - 3.1%	0.1% - 3.1%	0.2% - 3.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program

As of July 4, 2010, approximately 14.4 million stock options or 7.7 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amount)
Options outstanding as of January 3, 2010	52,411	$4.70
Granted	375	$11.38
Exercised	(4,627)	$4.28
Forfeited or expired	(467)	$5.98

Options outstanding as of April 4, 2010	47,692	$4.78
Granted	334	$11.36
Exercised	(2,875)	$4.54
Forfeited or expired	(355)	$6.41

Options outstanding as of July 4, 2010	44,796	$4.84

Options exercisable as of July 4, 2010	30,446	$4.22

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of January 3, 2010	17,733	$5.51
Granted	377	$11.93
Vested	(1,947)	$11.95
Forfeited	(783)	$7.95

Balance as of April 4, 2010	15,380	$4.73
Granted	552	$11.59
Vested	(554)	$11.51
Forfeited	(225)	$5.71

Balance as of July 4, 2010	15,153	$4.72

The balance as of July 4, 2010 included approximately 8.7 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees in fiscal 2007 and 2008 and can be earned ratably over a remaining period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board. These performance milestones can include:

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

We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	Three and Six Months Ended
	July 4, 2010	June 28, 2009
Volatility of our common stock	39.8%	69.6%
Volatility of the SOXX	30.3%	57.4%
Correlation coefficient	0.77	0.69
Risk-free interest rate	0.3%	0.3%

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of July 4, 2010, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that it was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of July 4, 2010, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

As of July 4, 2010, under the guarantees, the outstanding rental payments totaled $3.2 million and the outstanding irrevocable letters of credit totaled $4.5 million. By the end of fiscal 2010, no outstanding rental payments will be due under the master lease agreements and the outstanding letters of credit will be reduced to zero.

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Beginning balance	$4,701	$4,258	$3,151	$3,341
Settlements made	(1,859)	(3,475)	(2,854)	(5,354)
Provisions	1,271	2,722	3,816	5,518

Ending balance	$4,113	$3,505	$4,113	$3,505

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

In May 2004, we were among four parties to be named in a trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara, California Superior Court. On February 10, 2009, the trial court granted a motion for summary judgment in our favor in this case. Silvaco appealed our victory along with the three other co-defendants in this matter. The appellate court has heard oral arguments in all cases but ours. On April 29, 2010, the court of appeal affirmed the trial courts’ grant of summary judgment to the three other co-defendants. While our appellate case has not yet been heard, given the shared circumstances with our three co-defendants, we have requested that the appellate court dismiss our case without oral argument based on the court’s ruling on April 29, 2010. Silvaco has filed a petition to the California Supreme Court which has stayed our appellate hearing.

On August 21, 2009, X-Point Technologies filed a single patent infringement case against us and 29 other defendants in the U.S. District Court in Delaware. The patent at issue covers X-Point’s technology for data transfer between storage devices and network devices without the use of a CPU or memory. The parties are currently engaged in discovery. X-Point has made no specific demand for relief in this matter. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

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

Contractual Obligations

As of July 4, 2010, our unrecognized tax benefits were $44.2 million which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $7.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

NOTE 11. DEBT AND EQUITY TRANSACTIONS

1.00% Convertible Senior Notes (“1.00% Notes”) and Convertible Note Hedge and Warrants

On September 15, 2009, our entire remaining and outstanding 1.00% Notes of approximately $28.0 million in principal matured and were settled. Holders received cash for the principal amount of the 1.00% Notes and the entire premium. We paid approximately $51.6 million for the principal amount of 1.00% Notes, premium and accrued and unpaid interest. Also on September 15, 2009, the convertible note hedge matured and as a result we received $23.6 million from the counterparties. In addition, we repurchased and settled the outstanding warrants, through a cash payment of approximately $20.3 million to the counterparties holding the warrants.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Line of Credit

In March 2010, we extended our line of credit with Silicon Valley Bank to March 2011 with a total available amount of $25.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of July 4, 2010) or LIBOR plus 2.0% (2.53% as of July 4, 2010). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of July 4, 2010, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

As of July 4, 2010, in conjunction with certain guarantees, we issued irrevocable standby letters of credit in the aggregate amount of $4.5 million to secure payments under an equipment lease. See “Lease Guarantees” under Note 10 for further discussion.

Stock Repurchase Program

In fiscal 2008, our Board approved up to a total of $600 million that may be used for stock purchases under the stock repurchase program. During the first quarter of fiscal 2009, we used $6.5 million to repurchase approximately 1.4 million shares at an average share price of $4.59. During the second quarter of fiscal 2009, we used $4.7 million to repurchase approximately 0.7 million shares at an average share price of $6.82. During the fourth quarter of fiscal 2009, we used $35.1 million to repurchase approximately 3.7 million shares at an average share price of $9.52. In light of certain tax constraints placed on us in connection with the Spin-Off, we had no intentions of repurchasing additional stock under the existing program. Accordingly, on October 28, 2009, the Audit Committee of the Board voted to rescind the remaining $178.1 million under the program for additional repurchases. Management expects to propose a new stock repurchase program to our Board during the fourth quarter of 2010.

Yield Enhancement Program

On October 28, 2009 the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive a number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the activity of our yield enhancement program:

Periods	Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except share and per-share amounts)
Fiscal 2009:
Fourth quarter	$68,017	$69,065	—	$—
Fiscal 2010:
First quarter	97,998	66,042	3,000,000	$11.39
Second quarter	101,024	21,034	7,000,000	$11.54

Total	$267,039	$156,141	10,000,000	$11.49

In August 2010, we entered into a short-term yield enhanced structured agreement with maturities of 45 days or less. Upon settlement of this agreement, we may receive approximately $52.9 million in cash, 5.0 million shares of our common stock or a combination of cash and shares of our common stock.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, were as follows:

	As of
	July 4, 2010	January 3, 2010
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments	$(1,761)	$(838)
Accumulated net unrealized gains on derivatives	—	115
Change in prior service cost	(528)	—

Total accumulated other comprehensive loss	$(2,289)	$(723)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Net income (loss) attributable to Cypress	$19,642	$(45,285)	$32,316	$(133,620)
Net unrealized losses on available-for-sale investments	(606)	(3,672)	(1,038)	(3,663)
Net unrealized losses on derivatives	—	(54)	—	(106)
Change in prior service cost	(528)	—	(528)	—

Total comprehensive income (loss)	$18,508	$(49,011)	$30,750	$(137,389)

We sponsor defined benefit pension plans covering employees in certain of our international locations. We do not have a pension plan for our United States-based employees. In the second quarter of 2010, we recorded a $0.5 million charge to comprehensive income (loss) related to a change in our estimate of pension benefits. The increased benefits were the result of amended laws enacted in our India location covering future benefits.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of July 4, 2010 and January 3, 2010.

As of July 4, 2010 and January 3, 2010, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income (expense), net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of July 4, 2010 and January 3, 2010, we had outstanding forward contracts with an aggregate notional value of zero and $1.0 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 14. INCOME TAXES

Our income tax expense was $6.3 million and $1.3 million and $8.4 million and $3.9 million for the three and six months ended July 4, 2010 and June 28, 2009, respectively. The tax provision for the second quarter and first half of fiscal 2010 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of July 4, 2010 and January 3, 2010, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $42.4 million and $37.2 million, respectively.

We believe events that could occur in the next twelve months and cause a material change in our unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statutes of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $7.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of July 4, 2010 and January 3, 2010, accrued interest and penalties totaled $8.6 million and $6.4 million, respectively.

Tax Years and Examination

The IRS is currently conducting audits of our federal income tax returns for fiscal 2008, 2007 and 2006. As of July 4, 2010, no adjustments to the tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. In addition, non-U.S. tax authorities have completed their examination of our subsidiary in India for fiscal years 2007, 2006 and 2005. As of July 4, 2010, the proposed adjustments have been appealed. We believe the ultimate outcome of this appeal will not result in a material adjustment to the tax liability.

While years prior to 2006 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2006 and subsequent years.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$19,642	$(45,285)	$32,316	$(133,620)
Weighted-average common shares	160,749	141,107	159,840	137,932
Weighted-average diluted shares	190,342	141,107	190,617	137,932
Net income (loss) per share—basic	$0.12	$(0.32)	$0.20	$(0.97)
Net income (loss) per share—diluted	$0.10	$(0.32)	$0.17	$(0.97)

Anti-dilutive securities excluded from the diluted computation for the three and six months ended July 4, 2010 were approximately 1.3 million and 1.2 million, respectively, and for the three and six months ended June 28, 2009 were approximately 91.1 million and 93.5 million, respectively, from stock options, restricted stock units and restricted stock awards.

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Consumer and Computation Division	$76,260	$62,305	$150,423	$114,328
Data Communications Division	29,321	25,514	56,280	45,914
Memory and Imaging Division	112,195	66,213	210,751	132,245
Emerging Technologies and Other	5,248	1,752	7,841	2,606

Total revenues	$223,024	$155,784	$425,295	$295,093

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income (Loss) before Income Taxes:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Consumer and Computation Division	$5,461	$(3,990)	$9,642	$(18,219)
Data Communications Division	10,416	4,379	19,070	2,788
Memory and Imaging Division	43,057	3,247	73,936	(3,762)
Emerging Technologies and Other	(6,649)	(6,808)	(12,680)	(12,767)
Unallocated items:
Amortization of acquisition-related intangibles	(722)	(834)	(1,498)	(2,153)
Restructuring (charges) credits	173	(1,089)	(154)	(7,135)
Stock-based compensation	(26,279)	(37,679)	(47,853)	(85,923)
Interest and non-cash expense on convertible debt	—	(392)	—	(789)
Impairment of investments	—	—	—	(1,731)
Other	522	(795)	300	20

Income (loss) before income taxes	$25,979	$(43,961)	$40,763	$(129,671)

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
United States	$41,667	$33,647	$75,071	$69,896
Europe	33,736	20,364	62,961	40,750
Asia:
China	50,081	40,874	92,691	67,594
Hong Kong	14,867	14,175	31,591	31,683
Rest of World	82,673	46,724	162,981	85,170

Total revenues	$223,024	$155,784	$425,295	$295,093

Customer Information

For the three and six months ended July 4, 2010 and June 28, 2009, no one end customer accounted for more than 10% of our total revenues. For the three and six months ended July 4, 2010, two global distributors, Avnet Inc. and Arrow, accounted for 14.1% and 11.5%, and 14.5% and 10.7%, respectively, of our total revenues. For the three and six months ended June 28, 2009, one global distributor, Avnet Inc., accounted for 13.1% and 13.8%, respectively, of our total revenues.

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

Adjustments to Previously Announced Preliminary Quarterly Results

On July 22, 2010, we issued a press release announcing our preliminary quarterly results for the three months ended July 4, 2010. In the press release, we reported net income attributable to Cypress of $20.6 million in the Condensed Consolidated Statements of Operations for the three months ended July 4, 2010. Subsequent to the issuance of our press release, we recorded an adjustment to the carrying value of our assets held for sale related to the Texas facility, which ceased operations in fiscal 2008, to reflect their estimated current market value. This adjustment to our reported results totaled approximately $1.0 million, which will reduce our net income attributable to Cypress to $19.6 million for the three months ended July 4, 2010.

The following table presents a reconciliation of the preliminary net income and net income per share announced in our press release on July 4, 2010 to the final results reported in this Quarterly Report on Form 10-Q:

Three Months Ended July 4, 2010
(In thousands, except per share amounts)
Net income attributable to Cypress announced on July 22, 2010	$20,636
Adjustment:
Restructuring costs	(994)

Net income attributable to Cypress reported in Quarterly Report on Form 10-Q	$19,642

Net income per share:
Basic – announced on July 22, 2010	$0.13
Basic – reported in Quarterly Report on Form 10-Q	$0.12
Diluted – announced on July 22, 2010	$0.11
Diluted – reported in Quarterly Report on Form 10-Q	$0.10

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) is a leading supplier of proprietary and programmable solutions for a variety of systems in multiple end markets. We deliver high-performance, mixed-signal, programmable solutions that provide customers with integration, rapid time-to-market and system value. Our offerings include Programmable System-on-Chip (“PSoC®“) products, capacitive sensing and touchscreen solutions, universal serial bus (“USB”) controllers, and general-purpose programmable clocks and memories. We also provide wired and wireless connectivity solutions, including, respectively, West Bridge® controllers, which enhance performance in multimedia handsets, and the CyFi low-power RF solution, offering leading reliability, simplicity and power-efficiency. We also offer a wide portfolio of high performance static random access memories, nonvolatile memories and image sensor products. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, medical, industrial and white goods.

As of the end of the second quarter of fiscal 2010, our organization included the following business segments:

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

See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off and Note 14 for a discussion of the amended tax sharing agreement between SunPower and us as a result of the Spin-Off.

Manufacturing Strategy

Our core manufacturing strategy—“flexible manufacturing”—combines capacity from foundries with output from our internal manufacturing facilities. This initiative is intended to allow us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008. We continued to hold the property for sale as of July 4, 2010.

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Consumer and Computation Division	$76,260	$62,305	$150,423	$114,328
Data Communications Division	29,321	25,514	56,280	45,914
Memory and Imaging Division	112,195	66,213	210,751	132,245
Emerging Technologies and Other	5,248	1,752	7,841	2,606

Total revenues	$223,024	$155,784	$425,295	$295,093

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $14.0 million in the second quarter of fiscal 2010 and $36.1 million in the first half of fiscal 2010, or approximately 22.4% and 31.6%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to increases in sales of $6.4 million in the second quarter of fiscal 2010 and $21.0 million in the first half of fiscal 2010 of our PSOC family of products mainly due to higher demand in our capacitive and touchscreen applications in consumer devices. The increases were also due to the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009. Our PSOC product families, including our touchscreen family, continued to gain new design wins, expand our customer base and increase market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division increased by $3.8 million in the second quarter of fiscal 2010 and $10.4 million in the first half of fiscal 2010, or approximately 14.9% and 22.6%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to increases in sales of $5.0 million in the second quarter and $11.5 million in first half of fiscal 2010 of our communications products due to increased market demand, increased military shipments and the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased by $46.0 million in the second quarter of fiscal 2010 and $78.5 million in the first half of fiscal 2010, or approximately 69.4% and 59.4%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to increases in sales of $37.5 million in the second quarter of fiscal 2010 and $65.5 million in the first half of fiscal 2010 of our SRAM products driven by increased market share, higher demand from wireless and wireline end customers and the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $3.5 million in the second quarter of fiscal 2010 and $5.2 million in the first half of fiscal 2010, or approximately 199.5% and 200.9%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to an overall increase in demand as certain of the Emerging Technologies components are beginning initial production ramps.

Cost of Revenues/Gross Margins

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands, except percentages)
Cost of revenues	$98,078	$98,672	$193,862	$203,966
Gross margin	56.0%	36.7%	54.4%	30.9%

Gross margin percentage increased to 56.0% in the second quarter of fiscal 2010 from 36.7% in the second quarter of fiscal 2009 and 54.4% in the first half of fiscal 2010 from 30.9% in the first half of fiscal 2009. The significant gross margin increases in both periods were primarily due to favorable product mix and increased factory utilization resulting from increased production when compared to the same prior-year periods. In addition, stock-based compensation decreased by $3.9 million in the second quarter of fiscal 2010 and $12.2 million in the first half of fiscal 2010 compared to the same prior-year periods. The decrease in stock-based compensation expense was mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands, except percentages)
R&D expenses	$43,106	$48,196	$83,155	$98,342
As a percentage of revenues	19.3%	30.9%	19.6%	33.3%

R&D expenditures decreased by $5.1 million in the second quarter of fiscal 2010 compared to the same prior-year period. The decrease was primarily attributable to a decrease of $4.7 million in stock-based compensation expense mainly due to the amortization of the remaining modification charge recorded in connection with the Spin-Off and decreased employee-related costs of $1.5 million due to our reduction in personnel. These decreases were offset by an increase of $1.7 million in certain bonus programs which did not pay out in the prior-year period.

R&D expenditures decreased by $15.2 million in the first half of fiscal 2010 compared to same prior-year period. The decrease was primarily attributable to a decrease of $12.9 million in stock-based compensation expense mainly due to the amortization of the remaining modification charge recorded in connection with the Spin-Off and decreased spending of $1.6 million in certain R&D expenditures (outside services, masks, production supplies) and decreased employee-related costs of $2.4 million due to our reduction in personnel. These decreases were partially offset by an increase of $2.2 million in certain bonus programs which did not pay out in the prior-year period.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands, except percentages)
SG&A expenses	$54,147	$53,069	$105,428	$113,784
As a percentage of revenues	24.3%	34.1%	24.8%	38.6%

SG&A expenses increased by $1.1 million in the second quarter of fiscal 2010 compared to the same prior-year period. The increase was primarily attributable to an increase of $2.2 million in certain bonus programs which did not pay out in the prior-year period, $1.8 million in sales commissions due to higher revenues and $1.5 million in certain legal fees relating to our SRAM litigation matters, travel expenses due to higher sales activities and corporate donations. These increases were offset by a $2.8 million decrease in the deferred compensation plan and a $2.8 million decrease in stock-based compensation expense mainly due to the amortization of the remaining modification charge recorded in connection with the Spin-Off.

SG&A expenses decreased by $8.4 million in the first half of fiscal 2010 compared to the same prior-year period. The decrease was primarily attributable to a reduction of $12.9 million in stock-based compensation expense mainly due to the amortization of the remaining modification charge recorded in connection with the Spin-Off and a $1.7 million decrease in the deferred compensation plan. These decreases were offset by an increase of $3.0 million in certain bonus programs which did not pay out in the prior-year period and a $3.4 million increase in sales commissions due to higher revenues.

Amortization of Acquisition-Related Intangible Assets

For the three and six months ended July 4, 2010, amortization decreased by approximately $0.1 million and $0.7 million, respectively, compared to the same prior year periods. The decrease in amortization was primarily due to certain intangible assets that had been fully amortized during fiscal 2009.

Restructuring

For the three and six months ended July 4, 2010, we recorded a net restructuring credit of $0.2 million and a net charge of $0.2 million, respectively. For the three and six months ended June 28, 2009, we recorded restructuring charges of $1.1 million and $7.1 million, respectively. In the second quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

Fiscal 2008/9 Restructuring Plan

During the third quarter of fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative aimed to reduce operating costs in response to the economic downturn, which continued into 2009 (“Fiscal 2008/9 Restructuring Plan”). The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 3, 2010	$3,267
Provision	191
Non-cash	(239)
Cash payments	(754)

Balance as of April 4, 2010	2,465
Provision	413
Non-cash	(485)
Cash payments	(602)

Balance as of July 4, 2010	$1,791

For the Fiscal 2008/9 Restructuring Plan, we expect to eliminate approximately 835 positions and have recorded a total provision of $23.7 million related to severance and benefits. As of July 4, 2010, approximately 60 of these employees remained with us and the majority of these remaining employee terminations are to be completed by the end of fiscal 2010.

Upon completion of all of our actions, we anticipate our annual savings in fiscal year 2010 to be approximately $70.0 million, some of which were achieved in the first half of fiscal 2010. We estimate our savings will proportionately impact cost of goods sold by 50%, research and development expense by 25% and sales, general and administrative expense by 25%, although there can be no assurance of this.

Fiscal 2007 Restructuring Plan

During fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility.

Through July 4, 2010, we recorded total restructuring charges of $10.2 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.2 million was related to property, plant and equipment and other exit costs.

We completed the termination of the remaining employees in the first quarter of fiscal 2009. All balances related to benefits were paid by the third quarter of fiscal 2009.

Assets Held For Sale:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets. In the second quarter of fiscal 2010, we recorded a $1.5 million write-down to the estimated fair value related to these assets.

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million and $7.7 million as of July 4, 2010 and January 3, 2010, respectively.

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

Interest and Other Income (Expense), Net

The following table summarizes the components of interest and other income (expense), net:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
	(In thousands)
Interest income	$551	$496	$1,140	$1,107
Interest expense	(3)	(440)	(8)	(855)
Impairment of investments	—	—	—	(1,731)
Foreign currency exchange gain (loss), net	(357)	(132)	(828)	319
Changes in fair value of investment under the employee deferred compensation plan	(2,177)	2,310	(1,342)	1,636
Other	821	(119)	603	140

Total interest and other income (expense), net	$(1,165)	$2,115	$(435)	$616

Interest Expense

Interest expense decreased $0.4 million in the second quarter of fiscal 2010 and $0.8 million in the first half of fiscal 2010 compared to the same prior year periods. The decrease in the second quarter and first half of fiscal 2010 was primarily attributable to the fact that our 1.00% Notes were no longer outstanding during the second quarter of fiscal 2010.

Employee Deferred Compensation Plan

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirements on a tax-free basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain our assets and are subject to claims of general creditors.

The assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income.

Income Taxes

Our income tax expense was $6.3 million and $1.3 million and $8.4 million and $3.9 million for the three and six months ended July 4, 2010 and June 28, 2009, respectively. The tax provision for the second quarter and first half of fiscal 2010 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
(In thousands)	July 4, 2010	January 3, 2010
Cash, cash equivalents and short-term investments	$278,178	$299,642
Working capital	$289,045	$279,643

Key Components of Cash Flows

	Six Months Ended
(In thousands)	July 4, 2010	June 28, 2009
Net cash provided by (used in) operating activities	$84,154	$(10,273)
Net cash used in investing activities	$(57,694)	$(8,369)
Net cash provided by (used in) financing activities	$(81,222)	$26,735

During the six months ended July 4, 2010, net cash provided by operating activities was $84.2 million compared to net cash used in operating activities of $10.3 million for the six months ended June 28, 2009. Operating cash flows for the six months ended July 4, 2010 were primarily driven by higher net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by changes in our working capital. The changes in our working capital as of July 4, 2010 compared to January 3, 2010 were as follows:

•	Accounts receivable increased by $58.9 million due to higher distributor shipments.

•	Inventories decreased by $9.7 million due to increased shipments to our direct customers and distributors.

•	Accounts payable decreased by $3.6 million due to timing of purchases and payments.

•	Deferred revenues less cost of revenues increased by $32.4 million due to higher distributor shipments.

During the six months ended July 4, 2010, net cash used in investing activities was $57.7 million compared to net cash used in investing activities of $8.4 million for the six months ended June 28, 2009. For the six months ended July 4, 2010, our investing activities primarily included $26.4 million of property and equipment expenditures and $31.5 million from purchases of our investments, net of proceeds from sales and maturities.

During the six months ended July 4, 2010, net cash used in financing activities was $81.2 million compared to net cash provided by financing activities of $26.7 million for the six months ended June 28, 2009. For the six months ended July 4, 2010, we used a net of $111.9 million on the yield enhancement structured agreements, offset by net proceeds of $30.7 million from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Auction Rate Securities:

As of July 4, 2010, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $29.9 million as long-term investments as of July 4, 2010.

During the first half of fiscal 2010, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on the discounted cash flows, we estimated that the value of our auction rate securities is approximately 90% of their stated par value as of July 4, 2010.

In July 2010, we redeemed $2.9 million of our student loan auction rate securities at par value, which were called by the issuers.

Yield Enhancement Program

On October 28, 2009 the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive a number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.

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

The following table summarizes the activity of our yield enhancement program:

Periods	Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except share and per-share amounts)
Fiscal 2009:
Fourth quarter	$68,017	$69,065	—	$—
Fiscal 2010:
First quarter	97,998	66,042	3,000,000	$11.39
Second quarter	101,024	21,034	7,000,000	$11.54

Total	$267,039	$156,141	10,000,000	$11.49

In August 2010, we entered into a short-term yield enhanced structured agreement with maturities of 45 days or less. Upon settlement of this agreement, we may receive approximately $52.9 million in cash, 5.0 million shares of our common stock or a combination of cash and shares of our common stock.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of July 4, 2010, non-cancelable purchase obligations totaled approximately $81.5 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities. As of July 4, 2010, in addition to $188.8 million in cash and cash equivalents, we had $89.4 million invested in short-term investments for a total cash and short-term investment position of $278.2 million that is available for use in current operations. In addition, we had $30.6 million of long-term investments primarily consisting of illiquid auction rate securities.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of July 4, 2010, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that it was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of July 4, 2010, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

As of July 4, 2010, under the guarantees, the outstanding rental payments totaled $3.2 million and the outstanding irrevocable letters of credit totaled $4.5 million. By the end of fiscal 2010, no outstanding rental payments will be due under the master lease agreements and the outstanding letters of credit will be reduced to zero.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	July 4, 2010	June 28, 2009
	(In thousands, except per share amounts)
Non-GAAP gross margin	$132,200	$68,859
Non-GAAP research and development expenses	37,141	37,323
Non-GAAP selling, general and administrative expenses	40,822	37,330
Non-GAAP operating income (loss)	54,236	(5,794)
Non-GAAP net income (loss) attributable to Cypress	48,078	(3,778)
Non-GAAP net income (loss) per share attributable to Cypress - basic	0.30	(0.03)
Non-GAAP net income (loss) per share attributable to Cypress - diluted	0.24	(0.03)

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

The following is a reconciliation of Non-GAAP measures to GAAP measures:

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	July 4, 2010	June 28, 2009
GAAP gross margin	$124,946	$57,112
Stock-based compensation expense	7,254	11,188
Acquisition-related expense	—	559

Non-GAAP gross margin	$132,200	$68,859

GAAP research and development expenses	$43,106	$48,196
Stock-based compensation expense	(6,060)	(10,746)
Acquisition-related expense	(1)	(23)
Changes in value of deferred compensation plan	96	(104)

Non-GAAP research and development expenses	$37,141	$37,323

GAAP selling, general and administrative expenses	$54,147	$53,069
Stock-based compensation expense	(12,965)	(15,745)
Acquisition-related expense	(8)	14
Changes in value of deferred compensation plan	14	(8)
Impairment of assets	(366)	—

Non-GAAP selling, general and administrative expenses	$40,822	$37,330

GAAP operating income (loss)	$27,144	$(46,076)
Stock-based compensation expense	26,279	37,679
Acquisition-related expense	730	1,402
Changes in value of deferred compensation plan	(110)	112
Restructuring charges (credits)	(173)	1,089
Impairment of assets	366	—

Non-GAAP operating income (loss)	$54,236	$(5,794)

GAAP net income (loss) attributable to Cypress	$19,642	$(45,285)
Stock-based compensation expense	26,279	37,679
Acquisition-related expense	730	1,402
Changes in value of deferred compensation plan	(110)	112
Restructuring charges (credits)	(173)	1,089
Impairment of assets	366	—
Adjustment for convertible debt	—	392
Tax effects	1,344	833

Non-GAAP net income (loss) attributable to Cypress	$48,078	$(3,778)

GAAP net income (loss) per share attributable to Cypress - basic	$0.12	$(0.32)
Stock-based compensation expense	0.16	0.27
Acquisition-related expense	0.01	0.01
Restructuring charges	—	0.01
Tax effects	0.01	—

Non-GAAP net income (loss) per share attributable to Cypress - basic	$0.30	$(0.03)

GAAP net income (loss) per share attributable to Cypress - diluted	$0.10	$(0.32)
Stock-based compensation expense	0.13	0.27
Acquisition-related expense	—	0.01
Restructuring charges	—	0.01
Tax effects	0.01	—

Non-GAAP net income (loss) per share attributable to Cypress - diluted	$0.24	$(0.03)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Auction Rate Securities

As of July 4, 2010, we have classified all of our auction rate securities as Level 3 financial instruments and as long-term investments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of July 4, 2010, 94% of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and approximately 6% of the student loan auction rate securities held by us have been downgraded from AAA or Aaa to Baa3. All of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on our assumptions, we estimated that the value of our auction rate securities is approximately 90% of their stated par value as of July 4, 2010, representing a decline in value of approximately $3.5 million from their original cost.

The following table summarizes certain information related to our auction rate securities as of July 4, 2010:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$29,949	$32,944	$26,954

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain or loss reported as a component in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of July 4, 2010:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$3,698	$4,068	$3,328

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of July 4, 2010, the carrying value of our investments in privately held companies was $2.4 million.

Foreign Currency Exchange Risk

We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, when foreign currencies appreciate against the U.S. dollar, inventory and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for international customers, thus potentially leading to a reduction in demand, and therefore in our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We cannot predict the impact of future exchange rate fluctuations on our business and results of operations.

We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three month period ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 3, 2010, and as updated in our Periodic Report on Form 10-Q for the quarter ended April 4, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On August 10, 2010, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the second quarter of fiscal 2010. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 31, 2010) under the KEBP and the PBP in the second quarter of fiscal 2010:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	$—	$274,140
Christopher Seams, Executive Vice President, Sales and Marketing	$70,950	$—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$68,928	$—
Paul Keswick, Executive Vice President, New Product Development	$55,276	$—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$56,117	$—

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP totaling $329,711 to six other senior executive officers who are not Named Executive Officers.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 11, 2010	By:	/S/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.