Form 10-Q
period 2010-10-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2010-11-09
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

The total number of outstanding shares of the registrant’s common stock as of November 1, 2010 was 165,852,808.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy; the number and impact of future personnel terminations and the expenses related thereto; our expectations, including the timing and savings, related to our restructuring activities which includes the sale of our restructured assets, including the Texas property; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure, the adequacy of our cash and working capital positions; our expected return on our yield-enhancement program and the risks related to such an investment, our intended use of our line of credit; the value and liquidity of our investments, including auction rate securities and our other debt investments, our expectations regarding our outstanding warranty liability, our plans to repurchase stock under our stock repurchase program, the volatility of our stock price, and the likelihood that we will need to settle the outstanding Grace lease payments. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our ability to maintain the tax-free nature of the SunPower spin-off; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 3, 2010	January 3, 2010
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$313,580	$243,558
Short-term investments	82,788	56,084
Accounts receivable, net	160,299	86,959
Inventories, net	88,870	91,198
Other current assets	42,925	40,906

Total current assets	688,462	518,705
Property, plant and equipment, net	263,386	272,620
Goodwill	31,836	31,836
Intangible assets, net	13,309	15,132
Other long-term assets	72,307	74,215

Total assets	$1,069,300	$912,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70,767	$61,712
Accrued compensation and employee benefits	49,426	37,756
Deferred revenues less cost of revenues	136,286	75,881
Income taxes payable	10,262	7,090
Other current liabilities	58,354	56,623

Total current liabilities	325,095	239,062
Deferred income taxes and other tax liabilities	45,929	39,272
Other long-term liabilities	3,796	3,790

Total liabilities	374,820	282,124

Commitments and contingencies (Note 10)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 249,891 and 235,409 shares issued; 162,954 and 159,382 shares outstanding at October 3, 2010 and January 3, 2010, respectively	2,499	2,354
Additional paid-in-capital	2,373,724	2,247,716
Accumulated other comprehensive loss	(3,130)	(723)
Accumulated deficit	(503,055)	(569,744)

	1,870,038	1,679,603
Less: shares of common stock held in treasury, at cost; 86,937 and 76,027 shares at October 3, 2010 and January 3, 2010, respectively	(1,173,864)	(1,048,016)

Total Cypress stockholders’ equity	696,174	631,587
Noncontrolling interest	(1,694)	(1,203)

Total equity	694,480	630,384

Total liabilities and equity	$1,069,300	$912,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands, except per-share amounts)
Revenues	$231,923	$178,719	$657,218	$473,811
Costs and expenses:
Cost of revenues	97,241	94,184	291,103	298,150
Research and development	45,753	43,162	128,908	141,504
Selling, general and administrative	54,384	55,116	159,812	168,900
Amortization of acquisition-related intangibles	717	834	2,215	2,987
Restructuring costs	3,103	7,335	3,257	14,469

Total costs and expenses, net	201,198	200,631	585,295	626,010
Operating income (loss)	30,725	(21,912)	71,923	(152,199)
Interest and other income, net	5,357	2,492	4,922	3,108

Income (loss) before income taxes	36,082	(19,420)	76,845	(149,091)
Income tax provision	1,709	236	10,156	4,185

Income (loss), net of taxes	34,373	(19,656)	66,689	(153,276)
Noncontrolling interest, net of taxes	(145)	(178)	(491)	(563)

Net income (loss)	34,228	(19,834)	66,198	(153,839)
Less: net loss attributable to noncontrolling interest	145	178	491	563

Net income (loss) attributable to Cypress	$34,373	$(19,656)	$66,689	$(153,276)

Net income (loss) per share attributable to Cypress:
Basic	$0.22	$(0.13)	$0.42	$(1.08)
Diluted	$0.18	$(0.13)	$0.35	$(1.08)
Shares used in net income (loss) per share calculation:
Basic	158,901	151,784	159,527	142,549
Diluted	186,718	151,784	189,317	142,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$66,198	$(153,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,966	42,300
Stock-based compensation expense	69,863	116,599
Interest and other non-cash expense related to convertible debt	—	1,090
Impairment of investments	—	1,731
Restructuring charges	5,649	14,469
(Gain) loss on sale or retirement of property and equipment, net	(1,535)	1,387
(Gain) loss on sale of investments, net	(3,906)	693
Deferred income taxes and other tax liabilities	6,657	2,292
Changes in operating assets and liabilities:
Accounts receivable	(73,340)	(11,159)
Inventories	1,546	25,105
Other assets	(4,823)	(1,657)
Accounts payable and other accrued liabilities	27,879	(18,108)
Deferred revenues less cost of revenues	60,405	(6,875)

Net cash provided by operating activities	193,559	14,028

Cash flows from investing activities:
Purchases of available-for-sale investments	(50,977)	(44,121)
Proceeds from sales or maturities of available-for-sale investments	27,028	21,189
Proceeds from sale of marketable equity investments	4,680	—
Net contributions of deferred compensation plan	764	48
Acquisition of property and equipment	(37,120)	(18,278)
Proceeds from sales of property and equipment	2,990	3,536
Cash paid for other investments	(2,000)	(76)

Net cash used in investing activities	(54,635)	(37,702)

Cash flows from financing activities:
Repurchase of common shares	—	(11,172)
Withholding of common shares for tax obligations on vested restricted shares	(10,932)	(12,568)
Proceeds from issuance of common shares under employee stock plans	51,892	82,019
Redemption of convertible subordinated notes	—	(51,552)
Proceeds from termination of convertible note hedge and warrants	—	3,312
Yield enhancement structured agreements settled in cash, net	5,054	—
Yield enhancement structured agreements settled in stock	(114,916)	—

Net cash provided by (used in) financing activities	(68,902)	10,039

Net increase (decrease) in cash and cash equivalents	70,022	(13,635)
Cash and cash equivalents, beginning of period	243,558	204,749

Cash and cash equivalents, end of period	$313,580	$191,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2010 has 52 weeks and fiscal 2009 had 53 weeks. The third quarter of fiscal 2010 ended on October 3, 2010 and the third quarter of fiscal 2009 ended on September 27, 2009.

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

The condensed consolidated results of operations for the three and nine months ended October 3, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Our adoption of the new guidance resulted in higher interest and other expense of $1.1 million for the first three quarters of fiscal 2009. As of September 27, 2009, all of the debt had matured or been redeemed and the debt discount was fully amortized. The tax effect of our adoption was immaterial to our condensed consolidated financial statements.

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at October 3, 2010 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at January 3, 2010. CCD is the only reportable business segment with goodwill.

Intangible Assets

The following tables present details of our intangible assets:

As of October 3, 2010	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(90,809)	$9,325
Patents, trade names, customer relationships and backlog	22,009	(22,003)	6

Total acquisition-related intangible assets	122,143	(112,812)	9,331
Non-acquisition related intangible assets	10,198	(6,220)	3,978

Total intangible assets	$132,341	$(119,032)	$13,309

As of January 3, 2010	Gross	Accumulated Amortization	Net
	(In thousands)
Purchased technology	$100,134	$(88,766)	$11,368
Patents, trade name, customer relationships and backlog	22,009	(21,937)	72
Other	4,297	(4,190)	107

Total acquisition-related intangible assets	126,440	(114,893)	11,547
Non-acquisition related intangible assets	8,713	(5,128)	3,585

Total intangible assets	$135,153	$(120,021)	$15,132

As of October 3, 2010, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2010 (remaining three months)	$1,114
2011	4,441
2012	4,049
2013	3,233
2014 and thereafter	472

Total future amortization expense	$13,309

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. RESTRUCTURING

For the three and nine months ended October 3, 2010, we recorded restructuring charges of $3.1 million and $3.3 million, respectively. For the three and nine months ended September 27, 2009, we recorded restructuring charges of $7.3 million and $14.5 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2010 Restructuring Plan

During the third quarter of fiscal 2010, we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions are intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly operations to a lower cost third-party subcontractor in China and by the continued shifting of these operations to our fully automated back-end processes.

Under the Fiscal 2010 Restructuring Plan, we recorded a total restructuring charge of $2.1 million in the third quarter of fiscal 2010. As of October 3, 2010, our restructuring provision of $2.1 million was related to personnel costs associated with severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011.

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2010 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”).

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 3, 2010	$3,267
Provision	191
Non-cash	(239)
Cash payments	(754)

Balance as of April 4, 2010	2,465
Provision	413
Non-cash	(485)
Cash payments	(602)

Balance as of July 4, 2010	1,791
Provision	1,013
Cash payments	(722)

Balance as of October 3, 2010	$2,082

For the Fiscal 2008/9 Restructuring Plan, we expect to eliminate approximately 835 positions and have recorded a total provision of $24.7 million related to severance and benefits. As of October 3, 2010, approximately 60 of these employees remained with us and the majority of these remaining employee terminations are to be completed by the end of fiscal 2010.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fiscal 2007 Restructuring Plan

During fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility.

Through October 3, 2010, we recorded total restructuring charges of $10.3 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.3 million was related to property, plant and equipment and other exit costs. In the second quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million and $7.7 million as of October 3, 2010 and January 3, 2010, respectively.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In response, we have revised the asking price for the property and expect to sell the facility within the next twelve months.

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Accounts receivable, gross	$164,477	$91,468
Allowance for doubtful accounts receivable and sales returns	(4,178)	(4,509)

Total accounts receivable, net	$160,299	$86,959

Inventories, Net

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Raw materials	$8,084	$11,551
Work-in-process	59,519	56,947
Finished goods	21,267	22,700

Total inventories, net	$88,870	$91,198

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Assets

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Prepaid expenses	$26,193	$22,753
Receivable from SunPower (see Note 14)	2,101	2,255
Assets held for sale (see Note 5)	6,913	7,690
Other current assets	7,718	8,208

Total other current assets	$42,925	$40,906

Other Long-Term Assets

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Employee deferred compensation plan	$27,390	$25,664
Investments:
Debt securities	27,774	33,356
Equity securities	3,211	1,425
Other assets	13,932	13,770

Total other long-term assets	$72,307	$74,215

Other Current Liabilities

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Employee deferred compensation plan	$26,901	$25,071
Restructuring accrual	4,432	3,740
Other current liabilities	27,021	27,812

Total other current liabilities	$58,354	$56,623

Deferred Income Taxes and Other Tax Liabilities

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Deferred income taxes	$28	$(42)
Non-current tax liabilities	45,901	39,314

Total deferred income taxes and other tax liabilities	$45,929	$39,272

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of October 3, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$2,397	$—	$2,397
Money market funds	23,718	—	—	23,718
Corporate notes/bonds	—	40,282	—	40,282
Auction rate securities	—	—	27,774	27,774
Marketable equity securities	811	—	—	811
Employee deferred compensation plan:
Cash and cash equivalents	1,722	—	—	1,722
Money market	782	—	—	782
Mutual funds	18,060	—	—	18,060
Fixed income	3,021	—	—	3,021
Equity securities	3,805	—	—	3,805

Total financial assets	$51,919	$42,679	$27,774	$122,372

Financial Liabilities
Employee deferred compensation plan	$26,901	$—	$—	$26,901

Total financial liabilities	$26,901	$—	$—	$26,901

	As of January 3, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$—	$615	$615
Money market funds	122,111	—	—	122,111
U.S. treasuries	6,070	—	—	6,070
Corporate notes/bonds	—	20,896	—	20,896
Federal agency	—	5,012	—	5,012
Auction rate securities	—	—	32,740	32,740
Marketable equity securities	5,053	—	—	5,053
Employee deferred compensation plan:
Cash and cash equivalents	1,960	—	—	1,960
Money market	2,227	—	—	2,227
Mutual funds	15,416	—	—	15,416
Fixed income	1,941	—	—	1,941
Equity securities	4,120	—	—	4,120
Derivative instruments:
Foreign currency forward contracts	—	8	—	8

Total financial assets	$158,898	$25,916	$33,355	$218,169

Financial Liabilities
Employee deferred compensation plan	$25,071	$—	$—	$25,071

Total financial liabilities	$25,071	$—	$—	$25,071

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

If quoted prices in active markets for identical assets or liabilities are not available to determine the fair value of our financial instruments, then we use observable inputs including benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments are classified as Level 2 and primarily consist of federal agency, commercial paper and corporate notes/bonds. In addition, we have derivative instruments that are classified as Level 2 financial assets. We determine the fair value of these instruments based on modeling techniques that include inputs such as market volatilities, spot rates and interest differentials from published sources.

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of October 3, 2010, we have classified all of our auction rate securities as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of October 3, 2010, 94% of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and approximately 6% of the student loan auction rate securities held by us have been downgraded from AAA or Aaa to Baa3. The downgrade event was due to the higher rates the issuer is paying out versus the lending rates, which is preventing the issuer from building excess spread as required under the prospectus.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at October 3, 2010 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 1.47% – 4.46%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the value of our auction rate securities is approximately 91% of their stated par value as of October 3, 2010, representing a decline in value of approximately $2.8 million from their original cost.

In October 2010, $2.2 million of our student loan auction rate securities were called by the issuers and redeemed at par value.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commercial Paper:

As of January 3, 2010, we have classified one commercial paper investment totaling $0.6 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was partially impaired as the issuer was unable to raise sufficient funding to cover maturing obligations. We determined that the security had suffered other-than-temporary impairment and recorded a $0.2 million charge in the first quarter of 2009. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund. During the third quarter of fiscal 2010, the investment was successfully sold through an auction process and as a result, we received $0.9 million in cash and recognized a gain of $0.3 million in “Interest and other income, net.”

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of January 3, 2010	$32,740	$615	$33,355
Unrealized loss recorded in “Other comprehensive income (loss)”	(266)	—	(266)
Amount settled at par	(400)	—	(400)

Balance as of April 4, 2010	$32,074	$615	$32,689
Unrealized gain recorded in “Other comprehensive income (loss)”	475	—	475
Amount settled at par	(2,600)	—	(2,600)

Balance as of July 4, 2010	$29,949	$615	$30,564
Unrealized gain recorded in “Other comprehensive income (loss)”	675	—	675
Amount settled at par	(2,850)	(615)	(3,465)

Balance as of October 3, 2010	$27,774	$—	$27,774

Available-For-Sale Securities

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

					Impairment Loss Recorded in “Interest and Other Income (Expense), Net”
					Three Months Ended		Nine Months Ended
	Level 1	Level 2	Level 3	Total as of October 3, 2010	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Non-marketable equity securities	$—	$—	$2,400	$2,400	$—	$—	$—	$—

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

As of October 3, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$23,718	$—	$—	$23,718

Total cash equivalents	23,718	—	—	23,718

Short-term investments:
Certificate of deposit	40,109	—	—	40,109
Commercial paper	2,397	—	—	2,397
Corporate notes/bonds	40,077	205	—	40,282

Total short-term investments	82,583	205	—	82,788

Long-term investments:
Auction rate securities	30,600	—	(2,826)	27,774
Marketable equity securities	1,187	—	(376)	811

Total long-term investments	31,787	—	(3,202)	28,585

Total available-for-sale securities and other investments	$138,088	$205	$(3,202)	$135,091

As of January 3, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$122,111	$—	$—	$122,111

Total cash equivalents	122,111	—	—	122,111

Short-term investments:
Certificate of deposit	20,069	—	—	20,069
U.S. treasuries	6,013	57	—	6,070
Corporate notes/bonds	20,813	83	—	20,896
Marketable equity securities	1,053	2,983	—	4,036
Federal agency	4,988	26	(2)	5,012

Total short-term investments	52,936	3,149	(2)	56,083

Long-term investments:
Auction rate securities	36,450	—	(3,710)	32,740
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(170)	1,017

Total long-term investments	38,252	—	(3,880)	34,372

Total available-for-sale securities and other investments	$213,299	$3,149	$(3,882)	$212,566

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments are due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be at maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of October 3, 2010 and January 3, 2010.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of October 3, 2010 and January 3, 2010.

As of October 3, 2010, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$84,173	$84,246
Maturing in one to three years	22,128	22,260
Maturing in more than three years	30,600	27,774

Total	$136,901	$134,280

Realized gains from sales of available-for-sale and non-equity investments were $0.3 million for the three and nine months ended October 3, 2010 and immaterial for the three and nine months ended September 27, 2009. Proceeds from sales or maturities of available-for-sale investments were $27.0 million and $21.2 million for the nine months ended October 3, 2010 and September 27, 2009, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Short-term investments:
Marketable equity securities	$—	$4,036
Long-term investments:
Marketable equity securities	811	1,017
Non-marketable equity securities	2,400	408

Total long-term investments	3,211	1,425

Total equity investments	$3,211	$5,461

During the third quarter of fiscal 2010, we sold our equity investment in one publicly traded company for $4.7 million and recognized a gain of $3.6 million. We did not sell any equity investments during fiscal 2009.

Impairment of Investments

For the three and nine months ended October 3, 2010, no impairment charge was recorded for our investments. For the three and nine months ended September 27, 2009, we recorded an impairment loss of zero and $1.7 million, respectively, in the Condensed Consolidated Statements of Operations. The impairment loss for the nine months ended September 27, 2009 was related to $1.4 million in auction rate securities and $0.3 million in commercial paper and corporate notes/bonds.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Deferred Compensation Plan

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors.

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of October 3, 2010 and January 3, 2010, the fair value of the assets was $27.4 million and $25.7 million, respectively, and the fair value of the liabilities was $26.9 million and $25.1 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$2,305	$2,514	$963	$4,149
Changes in fair value of liabilities recorded in:
Cost of revenues	(327)	(268)	(174)	(459)
Research and development expenses	(738)	(737)	(380)	(1,391)
Selling, general and administrative expenses	(1,457)	(1,671)	(814)	(2,750)

Total expense	$(217)	$(162)	$(405)	$(451)

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

The modification of the outstanding employee equity awards and the ESPP related to the Spin-Off resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $3.2 million and $10.9 million, net of forfeitures was recognized in the third quarter of fiscal 2010 and 2009, respectively. The remaining $10.7 million will be recognized over the remaining vesting periods on an accelerated basis, less forfeitures.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense, including the expense related to the modification discussed above, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Cost of revenues	$5,110	$8,295	$18,333	$33,761
Research and development	5,332	7,680	15,749	31,038
Selling, general and administrative	11,568	14,701	35,781	51,800

Total stock-based compensation expense	$22,010	$30,676	$69,863	$116,599

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $51.9 million and $82.0 million for the nine months ended October 3, 2010 and September 27, 2009, respectively. We did not recognize a tax benefit from stock option exercises for the nine months ended October 3, 2010 or September 27, 2009.

As of October 3, 2010 and January 3, 2010, stock-based compensation capitalized in inventories totaled $4.9 million and $5.7 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Stock options	$4,368	$12,596	$15,930	$48,152
Restricted stock units and restricted stock awards	15,784	16,235	49,981	59,618
ESPP	1,858	1,845	3,952	8,829

Total stock-based compensation expense	$22,010	$30,676	$69,863	$116,599

The following table summarizes the unrecognized stock-based compensation balance by type of award:

	As of October 3, 2010	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$28,738	2.02
Restricted stock units and restricted stock awards	53,350	1.79
ESPP	5,525	0.56

Total unrecognized stock-based compensation balance	$87,613	1.79

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Expected life	0.5 –7.0 years	0.5 –7.1 years	0.5 –7.0 years	0.5 -7.4 years
Volatility	47.4% -51.2%	50.1% -58.6%	42.2% -54.5%	50.1% -85.8%
Risk-free interest rate	0.2% -2.0%	0.3% -3.2%	0.1% -3.1%	0.2% -3.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program

As of October 3, 2010, approximately 13.8 million stock options or 7.3 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amount)
Options outstanding as of January 3, 2010	52,411	$4.70
Granted	375	$11.38
Exercised	(4,627)	$4.28
Forfeited or expired	(467)	$5.98

Options outstanding as of April 4, 2010	47,692	$4.78
Granted	334	$11.36
Exercised	(2,875)	$4.54
Forfeited or expired	(355)	$6.41

Options outstanding as of July 4, 2010	44,796	$4.84
Granted	774	$11.25
Exercised	(2,616)	$4.63
Forfeited or expired	(350)	$6.37

Options outstanding as of October 3, 2010	42,604	$4.95

Options exercisable as of October 3, 2010	29,324	$4.24

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of January 3, 2010	17,733	$5.51
Granted	377	$11.93
Vested	(1,947)	$11.95
Forfeited	(783)	$7.95

Balance as of April 4, 2010	15,380	$4.73
Granted	552	$11.59
Vested	(554)	$11.51
Forfeited	(225)	$5.71

Balance as of July 4, 2010	15,153	$4.72
Granted	45	$11.21
Vested	(632)	$12.19
Forfeited	(71)	$4.62

Balance as of October 3, 2010	14,495	$4.41

The balance as of October 3, 2010 included approximately 8.7 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees in fiscal 2007 and 2008 and can be earned ratably over a remaining period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board. These performance milestones can include:

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

We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	February 2010	August 2009
Volatility of common stock	39.8%	43.5%
Volatility of the SOXX	30.3%	40.4%
Correlation coefficient	0.77	0.71
Risk-free interest rate	0.3%	0.2%

The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock.

In addition, we granted other performance-based and service-based restricted stock units whose fair value is typically equivalent to the grant-date fair value of our common stock.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of October 3, 2010, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that it was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of October 3, 2010, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

As of October 3, 2010, under the guarantees, the outstanding rental payments totaled $0.9 million and the outstanding irrevocable letters of credit totaled $4.5 million. By the first quarter of fiscal 2011, there will be no outstanding rental payments due under the master lease agreements and the amounts underlying the outstanding letters of credit will be reduced to zero.

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Beginning balance	$4,113	$3,505	$3,151	$3,341
Settlements made	(1,379)	(866)	(4,233)	(6,220)
Provisions	669	1,160	4,485	6,678

Ending balance	$3,403	$3,799	$3,403	$3,799

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Litigation and Asserted Claims

In October 2006, we received a subpoena related to the Antitrust Division of the Department of Justice (“DOJ”)’s investigation into the SRAM market. In December 2008, the DOJ closed its two year investigation without any charge or allegation brought against us. As a result of the DOJ’s investigation, in October 2006, we, along with a majority of the other SRAM manufacturers, were named in numerous consumer class action suits that are now consolidated in the U.S. District Court for the Northern District of California. Despite the fact that the DOJ’s investigation was closed without any allegation or charge brought against us, the civil cases remain active. The cases variously allege claims under the Sherman Antitrust Act and various state antitrust laws. Direct and indirect purchaser classes have been certified. The lawsuits seek restitution, injunction and damages in an unspecified amount. Trial is tentatively scheduled for January 31, 2011. We believe we have meritorious defenses to the allegations asserted in these various cases and we are vigorously defending ourselves in each of these matters. We expect to spend approximately $3 to $5 million defending the Company at trial. Moreover, if the jury were to find against us, the award of damages could be material to us and is subject to trebling. We are also named in purported consumer antitrust class action suits in three provinces of Canada; however, those cases have not been materially active over the last two years.

In May 2004, we were among four parties to be named in a trade secret misappropriation litigation filed by Silvaco Data Systems in Santa Clara, California Superior Court. On February 10, 2009, the trial court granted a motion for summary judgment in our favor in this case. On April 29, 2010, the court of appeal affirmed the trial courts’ grant of summary judgment. Silvaco has withdrawn its petition to the California Supreme Court and this matter is now finally resolved in our favor.

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

Contractual Obligations

As of October 3, 2010, our unrecognized tax benefits were $45.9 million which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $6 to $8 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

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

Line of Credit

In March 2010, we extended our line of credit with Silicon Valley Bank to March 2011 with a total available amount of $25.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of October 3, 2010) or LIBOR plus 2.0% (2.29% as of October 3, 2010). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of October 3, 2010, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

As of October 3, 2010, in conjunction with certain guarantees, we issued irrevocable standby letters of credit in the aggregate amount of $4.5 million to secure payments under an equipment lease. See “Lease Guarantees” under Note 10 for further discussion.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Repurchase Program

In fiscal 2008, our Board approved up to a total of $600 million that may be used for stock purchases under the stock repurchase program. During fiscal 2008, we used $375.6 million in cash to repurchase approximately 37.1 million shares. During fiscal 2009, we used $46.3 million in cash to repurchase approximately 5.8 million shares. In light of certain tax constraints placed on us in connection with the Spin-Off, we had no intentions of repurchasing additional stock under this program. Accordingly, on October 28, 2009, the Audit Committee of the Board voted to rescind the remaining $178.1 million under the program for additional repurchases.

On October 21, 2010, our Board authorized a $600 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion.

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

The following table summarizes the activity of our yield enhancement program:

Periods	Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2009:
Fourth quarter	$68,017	$69,065	—	$—
Fiscal 2010:
First quarter	97,998	66,042	3,000	$11.39
Second quarter	101,024	21,034	7,000	$11.54
Third quarter	50,861	52,945	—	$—

Total	$317,900	$209,086	10,000	$11.49

In November 2010, we entered into a short-term yield enhanced structured agreement with maturities of 45 days or less. Upon settlement of this agreement, we may receive approximately $75 to $80 million in cash, 5 million shares of our common stock or a combination of cash and shares of our common stock.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, were as follows:

	As of
	October 3, 2010	January 3, 2010
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments	$(2,806)	$(838)
Accumulated net unrealized gains on derivatives	—	115
Change in prior service cost	(324)	—

Total accumulated other comprehensive loss	$(3,130)	$(723)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Net income (loss) attributable to Cypress	$34,373	$(19,656)	$66,689	$(153,276)
Net unrealized gains (losses) on available-for-sale investments	(1,045)	548	(2,083)	(3,124)
Net unrealized losses on derivatives	—	—	—	(54)
Change in prior service cost	204	—	(324)	—

Total comprehensive income (loss)	$33,532	$(19,108)	$64,282	$(156,454)

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

NOTE 13. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of October 3, 2010 and January 3, 2010.

As of October 3, 2010 and January 3, 2010, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of October 3, 2010 and January 3, 2010, we had outstanding forward contracts with an aggregate notional value of $0.6 million and $1.0 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14. INCOME TAXES

Our income tax expense was $1.7 million and $0.2 million and $10.2 million and $4.2 million for the three and nine months ended October 3, 2010 and September 27, 2009, respectively. The tax provision for the third quarter and first three quarters of fiscal 2010 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of October 3, 2010 and January 3, 2010, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $42.7 million and $37.2 million, respectively.

We believe events that could occur in the next twelve months and cause a material change in our unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statutes of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $6 to $8 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of October 3, 2010 and January 3, 2010, accrued interest and penalties totaled $9.2 million and $6.4 million, respectively.

Tax Years and Examination

The IRS is currently conducting audits of our federal income tax returns for fiscal 2008, 2007 and 2006. As of October 3, 2010, no material adjustments to the tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. In addition, non-U.S. tax authorities have completed their examination of our subsidiary in India for fiscal years 2007, 2006 and 2005. As of October 3, 2010, the proposed adjustments have been appealed. We believe the ultimate outcome of this appeal will not result in a material adjustment to the tax liability.

While years prior to 2006 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development credit carryovers that were generated in prior years and carried forward to 2006 and subsequent years.

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

In connection with the Spin-Off (see Note 3), Cypress and SunPower entered into an amendment to the existing tax sharing agreement between the parties to address certain transactions that may affect the tax treatment of the Spin-Off and certain other matters. Under the amended tax sharing agreement, SunPower agreed that it will not: (a) effect a Recapitalization during the 36 month period following the Spin-Off without first obtaining a tax opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the Spin-Off to become taxable under Section 355(e), or (b) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the Spin-Off, or any transaction having any bearing on the tax treatment of the Spin-Off, without our prior written consent.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$34,373	$(19,656)	$66,689	$(153,276)
Weighted-average common shares	158,901	151,784	159,527	142,549
Weighted-average diluted shares	186,718	151,784	189,317	142,549
Net income (loss) per share—basic	$0.22	$(0.13)	$0.42	$(1.08)
Net income (loss) per share—diluted	$0.18	$(0.13)	$0.35	$(1.08)

Anti-dilutive securities excluded from the diluted computation for the three and nine months ended October 3, 2010 were approximately 2.1 million and 1.5 million, respectively, and for the three and nine months ended September 27, 2009 were approximately 32.2 million and 23.4 million, respectively, from stock options, restricted stock units and restricted stock awards.

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Consumer and Computation Division	$91,877	$78,789	$242,300	$193,117
Data Communications Division	28,961	25,095	85,241	71,010
Memory and Imaging Division	105,024	71,706	315,775	203,951
Emerging Technologies and Other	6,061	3,129	13,902	5,733

Total revenues	$231,923	$178,719	$657,218	$473,811

Income (Loss) before Income Taxes:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Consumer and Computation Division	$14,078	$5,850	$23,720	$(12,376)
Data Communications Division	11,489	5,130	30,559	7,916
Memory and Imaging Division	38,420	14,923	112,356	11,157
Emerging Technologies and Other	(4,715)	(5,889)	(17,395)	(18,655)
Unallocated items:
Amortization of acquisition-related intangibles	(717)	(834)	(2,215)	(2,987)
Restructuring charges	(3,103)	(7,335)	(3,257)	(14,469)
Stock-based compensation	(22,010)	(30,676)	(69,863)	(116,599)
Interest and non-cash expense on convertible debt	—	(301)	—	(1,090)
Impairment of investments	—	—	—	(1,731)
Gain on sale of marketable equity investments	3,628	—	3,628	—
Other	(988)	(288)	(688)	(257)

Income (loss) before income taxes	$36,082	$(19,420)	$76,845	$(149,091)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
United States	$41,113	$27,416	$116,184	$84,237
Europe	34,203	19,656	97,164	60,406
Asia:
China	58,437	47,555	151,128	115,149
Hong Kong	16,472	18,892	48,063	50,574
Rest of World	81,698	65,200	244,679	163,445

Total revenues	$231,923	$178,719	$657,218	$473,811

Customer Information

For the three and nine months ended October 3, 2010 and September 27, 2009, no one end customer accounted for more than 10% of our total revenues. For the three and nine months ended October 3, 2010, two global distributors, Avnet, Inc. and Arrow Electronics, Inc., accounted for 15.4% and 10.8%, and 14.8% and 10.7%, respectively, of our total revenues. For the three and nine months ended September 27, 2009, one global distributor, Avnet Inc., accounted for 15.0% and 14.2%, respectively, of our total revenues.

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

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as PowerPSoC® solutions for high-voltage and LED lighting applications, CapSense® touch sensing and TrueTouch™ solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge® solution that enhances connectivity and performance in multimedia handsets. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military.

As of the end of the third quarter of fiscal 2010, our organization included the following business segments:

Business Segments	Description

Consumer and Computation Division	A product division focusing on PSoC, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on data communication devices for wireless handset and professional video systems.

Memory and Imaging Division	A product division focusing on static random access memories, nonvolatile memories and image sensor products.

Emerging Technologies and Other	Includes Cypress Envirosystems and AgigA Tech, Inc., both majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services and certain corporate expenses.

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

Manufacturing Strategy

Our core manufacturing strategy—”flexible manufacturing”—combines capacity from foundries with output from our internal manufacturing facilities. This initiative is intended to allow us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008. We continued to hold the property for sale as of October 3, 2010.

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Consumer and Computation Division	$91,877	$78,789	$242,300	$193,117
Data Communications Division	28,961	25,095	85,241	71,010
Memory and Imaging Division	105,024	71,706	315,775	203,951
Emerging Technologies and Other	6,061	3,129	13,902	5,733

Total revenues	$231,923	$178,719	$657,218	$473,811

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $13.1 million in the third quarter of fiscal 2010 and $49.2 million in the first three quarters of fiscal 2010, or approximately 16.6% and 25.5%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to increases in sales of $8.6 million in the third quarter of fiscal 2010 and $29.6 million in the first three quarters of fiscal 2010 of our PSOC family of products mainly due to higher demand in our capacitive and touchscreen applications in consumer devices. The increases were also due to the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009. Our PSOC product families, including our touchscreen family, continued to gain new design wins, expand our customer base and increase market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division increased by $3.9 million in the third quarter of fiscal 2010 and $14.2 million in the first three quarters of fiscal 2010, or approximately 15.4% and 20.0%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to increases in sales of $8.1 million in the third quarter and $19.6 million in the first three quarters of fiscal 2010 of our communications products due to increased market demand, increased military shipments and the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009. These increases were offset by decreases of $4.8 million in the third quarter and $6.3 million in the first three quarters of fiscal 2010 in sales of our West Bridge controllers and other products resulting from lowered demand and shipments to cell phone manufacturers.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased by $33.3 million in the third quarter of fiscal 2010 and $111.8 million in the first three quarters of fiscal 2010, or approximately 46.5% and 54.8%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to increases in sales of $26.1 million in the third quarter of fiscal 2010 and $91.5 million in the first three quarters of fiscal 2010 of our SRAM products driven by increased market share, higher demand from wireless and wireline end customers and the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $2.9 million in the third quarter of fiscal 2010 and $8.2 million in the first three quarters of fiscal 2010, or approximately 93.7% and 142.5%, respectively, compared to the same prior-year periods. Both revenue increases were primarily attributable to an overall increase in demand as certain of the Emerging Technologies divisions are beginning initial production ramps.

Cost of Revenues/Gross Margins

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands, except percentages)
Cost of revenues	$97,241	$94,184	$291,103	$298,150
Gross margin	58.1%	47.3%	55.7%	37.1%

Gross margin percentage increased to 58.1% in the third quarter of fiscal 2010 from 47.3% in the third quarter of fiscal 2009, and 55.7% in the first three quarters of fiscal 2010 from 37.1% in the first three quarters of fiscal 2009. The significant gross margin increases in both periods were primarily due to favorable product mix and increased factory utilization resulting from increased production when compared to the same prior-year periods. In addition, stock-based compensation decreased by $3.2 million in the third quarter of fiscal 2010 and $15.4 million in the first three quarters of fiscal 2010 compared to the same prior-year periods. The decrease in stock-based compensation expense was mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off.

Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands, except percentages)
R&D expenses	$45,753	$43,162	$128,908	$141,504
As a percentage of revenues	19.7%	24.2%	19.6%	29.9%

R&D expenditures increased by $2.6 million in the third quarter of fiscal 2010 compared to the same prior-year period. The increase was primarily attributable to an increase of $3.0 million in employee-related costs due to an increase in personnel primarily in our Emerging Technologies divisions and $1.4 million increase in certain bonus programs which paid out at higher levels as profitability increased when compared to the prior-year period. These increases were offset by a decrease of $2.3 million in stock-based compensation expense mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off.

R&D expenditures decreased by $12.6 million in the first three quarters of fiscal 2010 compared to the same prior-year period. The decrease was primarily attributable to a reduction of $15.3 million in stock-based compensation expense mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off and $1.1 million decrease in the deferred compensation plan. These decreases were offset by an increase of $3.6 million in certain bonus programs which paid out at higher levels as profitability increased when compared to the prior-year period.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands, except percentages)
SG&A expenses	$54,384	$55,116	$159,812	$168,900
As a percentage of revenues	23.4%	30.8%	24.3%	35.6%

SG&A expenses decreased by $0.7 million in the third quarter of fiscal 2010 compared to the same prior-year period. The decrease was primarily attributable to a reduction of $3.1 million in stock-based compensation expense mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off. The decrease was offset by an increase of $1.1 million in sales commissions due to higher revenues and $1.5 million increase in certain legal fees relating to our SRAM litigation matters and certain bonus programs which paid out at higher levels as profitability increased when compared to the prior-year period.

SG&A expenses decreased by $9.1 million in the first three quarters of fiscal 2010 compared to the same prior-year period. The decrease was primarily attributable to a reduction of $16.0 million in stock-based compensation expense mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off and $1.9 million decrease in the deferred compensation plan. These decreases were offset by an increase of $4.5 million in sales commissions due to higher revenues and $3.7 million increase in certain bonus programs which paid out at higher levels as profitability increased when compared to the prior-year period.

Amortization of Acquisition-Related Intangible Assets

For the three and nine months ended October 3, 2010, amortization decreased by approximately $0.1 million and $0.8 million, respectively, compared to the same prior year periods. The decrease in amortization was primarily due to certain intangible assets that had been fully amortized during fiscal 2009.

Restructuring

For the three and nine months ended October 3, 2010, we recorded restructuring charges of $3.1 million and $3.3 million, respectively. For the three and nine months ended September 27, 2009, we recorded restructuring charges of $7.3 million and $14.5 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2010 Restructuring Plan

During the third quarter of fiscal 2010, we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions are intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly operations to a lower cost third-party subcontractor in China and by the continued shifting of these operations to our fully automated back-end processes.

Under the Fiscal 2010 Restructuring Plan, we recorded a total restructuring charge of $2.1 million in the third quarter of fiscal 2010. As of October 3, 2010, our restructuring provision of $2.1 million was related to personnel costs associated with severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011.

Upon completion of all of our actions, we anticipate our savings impacting cost of goods sold after fiscal year 2011 to be approximately $1.0 million per year although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2010 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”).

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 3, 2010	$3,267
Provision	191
Non-cash	(239)
Cash payments	(754)

Balance as of April 4, 2010	2,465
Provision	413
Non-cash	(485)
Cash payments	(602)

Balance as of July 4, 2010	1,791
Provision	1,013
Cash payments	(722)

Balance as of October 3, 2010	$2,082

For the Fiscal 2008/9 Restructuring Plan, we expect to eliminate approximately 835 positions and have recorded a total provision of $24.7 million related to severance and benefits. As of October 3, 2010, approximately 60 of these employees remained with us and the majority of these remaining employee terminations are to be completed by the end of fiscal 2010.

Upon completion of all of our actions, we anticipate our annual savings in fiscal year 2010 to be approximately $70.0 million, some of which were achieved in the first three quarters of fiscal 2010. We estimate our savings will proportionately impact cost of goods sold by 50%, research and development expense by 25% and sales, general and administrative expense by 25%, although there can be no assurance of this.

Fiscal 2007 Restructuring Plan

During fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility.

Through October 3, 2010, we recorded total restructuring charges of $10.3 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.3 million was related to property, plant and equipment and other exit costs. In the second quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million and $7.7 million as of October 3, 2010 and January 3, 2010, respectively.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market we were unable to secure a buyer for the Texas facility. In response, we have revised the asking price for the property and expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Interest and Other Income, Net

The following table summarizes the components of interest and other income, net:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
	(In thousands)
Interest income	$683	$500	$1,823	$1,608
Interest expense	(3)	(350)	(12)	(1,291)
Foreign currency exchange gain (loss), net	(471)	(143)	(1,298)	177
Changes in fair value of investment under the employee deferred compensation plan	2,305	2,514	963	4,149
Gain on sale of marketable equity investments	3,628	—	3,628	—
Impairment of investments	—	—	—	(1,731)
Other	(785)	(29)	(182)	196

Total interest and other income, net	$5,357	$2,492	$4,922	$3,108

Interest Income

Interest income increased $0.2 million in both the third quarter of fiscal 2010 and first three quarters of fiscal 2010 compared to the same prior year periods. The increase was primarily driven by higher average cash and investment balances.

Interest Expense

Interest expense decreased $0.4 million in the third quarter of fiscal 2010 and $1.3 million in the first three quarters of fiscal 2010 compared to the same prior year periods. The decreases were primarily attributable to the fact that our 1.00% Notes were no longer outstanding during the third quarter of fiscal 2010.

Employee Deferred Compensation Plan

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirements on a tax-free basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors.

The assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income.

Income Taxes

Our income tax expense was $1.7 million and $0.2 million and $10.2 million and $4.2 million for the three and nine months ended October 3, 2010 and September 27, 2009, respectively. The tax provision for the third quarter and first three quarters of fiscal 2010 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
(In thousands)	October 3, 2010	January 3, 2010
Cash, cash equivalents and short-term investments	$396,368	$299,642
Working capital	$363,367	$279,643

Key Components of Cash Flows

	Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009
Net cash provided by operating activities	$193,559	$14,028
Net cash used in investing activities	$(54,635)	$(37,702)
Net cash provided by (used in) financing activities	$(68,902)	$10,039

During the nine months ended October 3, 2010, net cash provided by operating activities was $193.6 million compared to net cash provided by operating activities of $14.0 million for the nine months ended September 27, 2009. Operating cash flows for the nine months ended October 3, 2010 were primarily driven by higher net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by changes in our working capital. The changes in our working capital as of October 3, 2010 compared to January 3, 2010 were as follows:

•	Accounts receivable increased by $73.3 million due to higher distributor shipments.

•	Deferred revenues less cost of revenues increased by $60.4 million due to higher distributor shipments.

•	Inventories decreased by $2.3 million due to increased shipments to our direct customers and distributors.

•	Accounts payable increased by $9.1 million due to timing of purchases and payments.

During the nine months ended October 3, 2010, net cash used in investing activities was $54.6 million compared to net cash used in investing activities of $37.7 million for the nine months ended September 27, 2009. For the nine months ended October 3, 2010, our investing activities primarily included $37.1 million of property and equipment expenditures and $19.3 million from purchases of our investments, net of proceeds from sales and maturities.

During the nine months ended October 3, 2010, net cash used in financing activities was $68.9 million compared to net cash provided by financing activities of $10.0 million for the nine months ended September 27, 2009. For the nine months ended October 3, 2010, we used a net of $109.9 million on the yield enhancement structured agreements, offset by net proceeds of $41.0 million from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Auction Rate Securities:

As of October 3, 2010, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $27.8 million as long-term investments as of October 3, 2010.

During the third quarter of fiscal 2010, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on the discounted cash flows, we estimated that the value of our auction rate securities is approximately 91% of their stated par value as of October 3, 2010.

In October 2010, $2.2 million of our student loan auction rate securities were called by the issuers and redeemed at par value.

Yield Enhancement Program:

In November 2010, we entered into a short-term yield enhanced structured agreement with maturities of 45 days or less. Upon settlement of this agreement, we may receive approximately $75 to $80 million in cash, 5 million shares of our common stock or a combination of cash and shares of our common stock.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of October 3, 2010, non-cancelable purchase obligations totaled approximately $78.0 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the purchase of our stock through our stock buyback program. As of October 3, 2010, in addition to $313.6 million in cash and cash equivalents, we had $82.8 million invested in short-term investments for a total cash and short-term investment position of $396.4 million that is available for use in our current operations. In addition, we had $27.8 million of long-term investments primarily consisting of illiquid auction rate securities.

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of October 3, 2010, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that it was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of October 3, 2010, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

As of October 3, 2010, under the guarantees, the outstanding rental payments totaled $0.9 million and the outstanding irrevocable letters of credit totaled $4.5 million. By the first quarter of fiscal 2011, there will be no outstanding rental payments due under the master lease agreements and amounts underlying the outstanding letters of credit will be reduced to zero.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	October 3, 2010	September 27, 2009
	(In thousands, except per share amounts)
Non-GAAP gross margin	$139,706	$92,829
Non-GAAP research and development expenses	$40,330	$35,415
Non-GAAP selling, general and administrative expenses	$42,806	$40,389
Non-GAAP operating income	$56,571	$17,025
Non-GAAP net income attributable to Cypress	$53,374	$19,249
Non-GAAP net income per share attributable to Cypress - basic	$0.34	$0.13
Non-GAAP net income per share attributable to Cypress - diluted	$0.28	$0.10

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

The following is a reconciliation of Non-GAAP measures to GAAP measures:

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	October 3, 2010	September 27, 2009
GAAP gross margin	$134,682	$84,535
Stock-based compensation expense and other	5,024	8,295
Acquisition-related expense	—	(1)

Non-GAAP gross margin	$139,706	$92,829

GAAP research and development expenses	$45,753	$43,162
Stock-based compensation expense	(5,332)	(7,680)
Acquisition-related expense	—	(16)
Changes in value of deferred compensation plan	(91)	(51)

Non-GAAP research and development expenses	$40,330	$35,415

GAAP selling, general and administrative expenses	$54,384	$55,116
Stock-based compensation expense	(11,568)	(14,701)
Acquisition-related expense	5	(22)
Changes in value of deferred compensation plan	(15)	(4)

Non-GAAP selling, general and administrative expenses	$42,806	$40,389

GAAP operating income (loss)	$30,725	$(21,912)
Stock-based compensation expense and other	21,924	30,676
Acquisition-related expense	712	871
Changes in value of deferred compensation plan	107	55
Restructuring charges	3,103	7,335

Non-GAAP operating income	$56,571	$17,025

GAAP net income (loss) attributable to Cypress	$34,373	$(19,656)
Stock-based compensation expense and other	21,924	30,676
Acquisition-related expense	712	871
Changes in value of deferred compensation plan	107	55
Restructuring charges	3,103	7,335
Investment-related gains/losses	(3,894)	675
Tax effects	(2,951)	(707)

Non-GAAP net income attributable to Cypress	$53,374	$19,249

GAAP net income (loss) per share attributable to Cypress - basic	$0.22	$(0.13)
Stock-based compensation expense and other	0.14	0.20
Acquisition-related expense	—	0.01
Restructuring charges	0.02	0.05
Investment-related gains/losses	(0.02)	—
Tax effects	(0.02)	—

Non-GAAP net income per share attributable to Cypress - basic	$0.34	$0.13

GAAP net income (loss) per share attributable to Cypress - diluted	$0.18	$(0.13)
Stock-based compensation expense and other	0.11	0.15
Restructuring charges	0.02	0.04
Investment-related gains/losses	(0.02)	—
Tax effects	(0.01)	—
Non-GAAP share count adjustment	—	0.04

Non-GAAP net income per share attributable to Cypress - diluted	$0.28	$0.10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Auction Rate Securities

As of October 3, 2010, we have classified all of our auction rate securities as Level 3 financial instruments and as long-term investments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of October 3, 2010, 94% of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and approximately 6% of the student loan auction rate securities held by us have been downgraded from AAA or Aaa to Baa3. All of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity.

We performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on our assumptions, we estimated that the value of our auction rate securities is approximately 91% of their stated par value as of October 3, 2010, representing a decline in value of approximately $2.8 million from their original cost.

The following table summarizes certain information related to our auction rate securities as of October 3, 2010:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$27,774	$30,551	$24,997

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain or loss reported as a component in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of October 3, 2010:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$811	$892	$730

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of October 3, 2010, the carrying value of our investments in privately held companies was $2.4 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 3, 2010, and as updated in our Periodic Reports on Form 10-Q for the quarters ended April 4, 2010 and July 4, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On November 7, 2010, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the third quarter of fiscal 2010. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 31, 2010) under the KEBP and the PBP in the third quarter of fiscal 2010:

Named Executive Officers	KEBP		PBP
T.J. Rodgers, President and Chief Executive Officer	$—		$300,456
Christopher Seams, Executive Vice President, Sales and Marketing	$86,951		$—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$76,776		$—
Paul Keswick, Executive Vice President, New Product Development	$68,109	*	$—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$66,429		$—

*	Fifty percent (50%) of Mr. Keswick’s KEBP is subject to our design bonus program.

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP totaling $361,288 to six other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 9, 2010	By:	/S/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.